Form 10-K
period 1996-03-30
HAEMONETICS CORP
filed 1996-06-07
CIK 313143

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED MARCH 30, 1996.      COMMISSION FILE NUMBER 1-10730

                               ----------------

                            HAEMONETICS CORPORATION
            (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                              04-2882273
      (State of Incorporation)            (I.R.S. Employer Identification No.)

                                400 WOOD ROAD,
                      BRAINTREE, MASSACHUSETTS 02184-9114
                                (617) 848-7100
             (Address, including zip code, and telephone number,
             including area code, of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
         -------------------                       -------------------
    COMMON STOCK, $.01 PAR VALUE                 NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING SALE PRICE OF MAY 22, 1996, WAS APPROXIMATELY $471,000,000.

  THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 22, 1996, WAS 27,242,229.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting to be held July 19, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                    PAGE NUMBER
                                                                    -----------
 Item 1.  Business................................................        3
          (a)New Developments in the Business.....................        3
          (b)General Development of the Business..................        3
          (c)Financial Information about Industry Segments........        4
          (d)Narrative Description of Business....................        4
          (e)Financial Information about Foreign and Domestic
           Operations and Export Sales............................       11
 Item 2.  Properties..............................................       11
 Item 3.  Legal Proceedings.......................................       12
 Item 4.  Submission of Matters to a Vote of Security Holders.....       12
 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters....................................       12
 Item 6.  Selected Consolidated Financial Data....................       13
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................       14
 Item 8.  Financial Statements and Supplementary Data.............       17
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................       33
 Item 10. Directors and Executive Officers of the Registrant......       33
          (a)Identification of Directors..........................       33
          (b)Identification of Executive Officers.................       33
 Item 11. Executive Compensation..................................       33
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management.............................................       34
 Item 13. Certain Relationships and Related Transactions..........       34
 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...............................................       34
          (a)Financial Statements.................................       34
          (b)Reports on Form 8-K..................................       34
          (c)Exhibits.............................................       34

ITEM 1. BUSINESS

(A) NEW DEVELOPMENTS IN THE BUSINESS.

 FDA Developments

  In April 1996, Haemonetics received marketing clearance from the FDA to market its proprietary two-unit red blood cell collection protocol for autologous donors. This follows the clearance given in October 1995 to market the single-unit red cell and two-unit plasma protocol. These protocols allow blood centers to replace labor-intensive manual collection methods for red blood cells with highly-efficient automated apheresis systems while producing a more consistent red blood cell transfusion unit. In addition, for the first time, blood centers now have the ability to practice total apheresis, the automated collection of transfusable units of any of the three blood components; red blood cells, plasma, or platelets. Total apheresis will allow for the most efficient and cost effective use of an ever shrinking donor population.

  In April 1996, Haemonetics received marketing clearance from the FDA for a new protocol which allows the collection of 130-155 ml of leukocytes in addition to 450-750 ml source plasma or plasma for reinfusion. Leukocytes (white blood cells) collected from donors are used as a raw material in the manufacturing of diagnostic tests and as therapeutic agents. Currently, many of Haemonetics' customers collect leukocytes and separate them from plasma using manual methods. This new protocol will allow the Company's customers to automate the process using apheresis technology. The protocol produces two products for subsequent sale: leukocytes and source plasma, making it very cost effective for the collector.

  In February 1996, Haemonetics received marketing clearance from the FDA for a double, single-donor platelet protocol. The ability to get a double unit platelet product from a single donor is very important given the donor population continues to decrease.

  In July 1995, Haemonetics received FDA substantial equivalence for the CollectFirst(TM) system. This system is the newest product offering from Haemonetics in the area of surgical autotransfusion. It is approved for both intraoperative and postoperative autotransfusion and it allows for the continuous collection, filtration, and reinfusion of salvaged blood. This system offers versatility to the physician through its unique ability to be used either for direct reinfusion or with the Haemonetics(R) Cell Saver(R) system for washing of collected red blood cells.

 Acquisition Developments

  Haemonetics acquired the assets of DHL Laboratories in Union, South Carolina in August 1995. The acquisition is expected to allow the Company to expand its offerings to include the solutions used during automated blood collection procedures. This expansion in capability is particularly critical for the storage and anticoagulant solutions used in the red blood cell business.

  In October 1995, Haemonetics announced the formation of HPPS, Haemonetics Plasma Product Services. HPPS was founded to provide expertise to blood banking systems throughout the world to assist them in all phases of plasma processing from collection to fractionation. The goal of HPPS is to enhance the progress made by the Company's customers to convert plasma collected into biological products. HPPS will be based in Lille, France.

(B) GENERAL DEVELOPMENT OF THE BUSINESS.

  Haemonetics Corporation was incorporated in Massachusetts in 1985. The terms "Haemonetics" and the "Company" as used herein include its subsidiaries and its predecessor where the context so requires.

  Haemonetics was founded in 1971 and became a publicly owned company for the first time in 1979. In August 1983, Haemonetics was acquired by American Hospital Supply Corporation ("AHS"). In connection with the acquisition of AHS by Baxter Travenol Laboratories, Inc. in 1985, Baxter Travenol divested Haemonetics to address antitrust concerns related to the acquisition. Haemonetics was purchased in December 1985 by investors which included two of the Company's present executive officers (John F. White and James L. Peterson), E. I. du Pont de Nemours and Company ("Du Pont"), and other present and former employees of the Company. In May 1991, the Company completed an Initial Public Offering, at which time Du Pont divested its entire interest in the Company.

  Haemonetics is engaged in the design, manufacture and worldwide marketing of automated systems for the collection, processing and surgical salvage of blood. Since the development of its first proprietary cell washing system in 1971, the Company has pioneered a family of innovative systems and technologies for blood processing. The Company's business is focused on surgical blood salvage, blood component therapy, automated red cell and plasma collection. Haemonetics' blood processing systems consist of proprietary disposable sets driven by specialized equipment. The Company's equipment employs over 100 different sterile, single-use disposable products. The Company markets its products to hospitals, independent blood banks, commercial plasma collection firms and national health organizations in over 50 countries.

(C) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

  The Company operates in and reports the results of its operations for only one industry segment.

(D) NARRATIVE DESCRIPTION OF BUSINESS.

BACKGROUND

  All of the Company's products involve the extracorporeal processing of human blood. Each person has approximately 10 units of blood (1 unit = one pint), which consists of both cellular and liquid portions. The cellular portion, which constitutes approximately 45% of the body's blood by volume, is composed of red blood cells, white blood cells and platelets. All of these are derived from stem cells which originate in the bone marrow. The liquid portion, which constitutes the remaining 55% of blood volume, is composed of plasma and soluble blood proteins.

  The practice of modern medicine relies on the availability of a safe and adequate blood supply and the ability to treat a deficiency in one or more of the above components. These deficiencies can be related to hereditary disorders (e.g. hemophilia), serious injury or major surgery (e.g. open heart surgery).

  Traditionally, a deficiency in any one of the components of blood has been addressed by the transfusion of whole blood or blood components from one or more third-party donors ("homologous blood transfusion"). These transfusions have major drawbacks. First, homologous blood transfusions carry the risk of transfusion reactions ranging from mild allergic responses to life-threatening red cell incompatibility. Second, while the vast majority of units of blood in the United States and other developed countries are tested for transfusion-related diseases such as AIDS, hepatitis and cytomegalovirus, such screening tests are not completely comprehensive and the evidence of disease contamination in the blood supply is well documented. This risk is multiplied when using blood collected from multiple donors.

  As a result of the above risks and limitations of traditional transfusion treatment, three important trends have emerged in blood transfusion therapy and practice: increasing acceptance of autologous blood transfusion which involves the reinfusion of a patient's own blood; increasing use of techniques and systems that reduce the number of donors to which patients are exposed in the course of therapies involving donor blood or blood components; and increasing prevalence of blood component therapy which involves the administration of only those blood components needed by the patient.

MARKETS AND PRODUCTS

  Haemonetics' products address four important therapeutic markets for blood and blood components: surgical blood salvage, blood component therapy, automated red cell and plasma collection.

 Surgical Blood Salvage

  Surgical blood salvage, also known as autologous blood transfusion, involves the rapid and safe collection of a patient's own blood before, during and after surgery for reinfusion to the same patient. This process normally includes an additional washing procedure whereby unwanted substances are removed from the blood prior to reinfusion.

  Autologous blood transfusion reduces or eliminates a patient's dependence on blood donated from others, which carries the risk of transmission of diseases, such as AIDS and hepatitis, as well as potentially severe transfusion reactions. The decision to transfuse a unit of homologous blood involves weighing the potential therapeutic benefits of such transfusion against the risks of the transfusion itself. The Company believes there is increasing recognition within the medical community that blood transfusions should be autologous wherever possible to avoid the risks associated with homologous blood transfusion. Moreover, patients are becoming increasingly aware of the availability and advantages of autologous blood transfusions. Ongoing shortages of blood and blood components reinforce the benefits of this approach.

  The need for a blood transfusion during surgery is common with open heart, trauma, transplant, vascular and orthopedic operations.

  Haemonetics, which pioneered the first autologous blood transfusion system, has developed a full line of products to address the needs of the surgical blood salvage market. The core product line, the Cell Saver(R) autologous blood recovery system, reduces the patient's dependence on homologous red cell transfusions and leads to more rapid delivery of higher quality, compatible blood to the surgical patient intra- and post-operatively. An extension of this product line is the HaemoLite(R) autologous blood recovery system, an automated portable system which requires limited operator monitoring and is designed for lower blood loss procedures. The Collectfirst(TM) autologous blood collection system allows continual collection, filtration and reinfusion of salvaged blood. This system offers versatility to the physician through its ability to be used either for direct reinfusion or with the Cell Saver(R) system for washing of the collected red blood cells.

  The Company markets its surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic and trauma surgeons.

 Blood Component Therapy

  Blood component therapy involves the treatment of patients using specific blood components, such as platelets, red blood cells, peripheral blood stem cells or white blood cells, as opposed to whole blood. Blood component therapy applications are increasing and have become integral to the treatment of a wide variety of cancers, blood disorders and conditions involving hemorrhaging. Platelet therapy is most often used to alleviate the side effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression arises from a number of causes, including infection, but most typically as a side effect of chemotherapy. The demand for platelets is growing in conjunction with increasingly aggressive cancer therapies.

  Traditionally, platelets for therapeutic use have been derived from the manual separation of platelets from blood obtained through whole blood donations. However, platelets constitute a very small portion of an individual's total blood volume. Hence, a single unit of whole blood contains only one-sixth to one-eighth the quantity of platelets required for a therapeutically useful dosage. As a result, the medical community has had to rely on platelet pooling (the merging of platelets from multiple donors) to obtain a volume of platelets sufficient for therapeutic treatment, thus amplifying the risk of transmission of blood borne disease or adverse reaction.

  The Company addresses these drawbacks of platelet therapy with its apheresis systems such as the Haemonetics MCS(R)+ mobile collection system. The apheresis process permits the collection of therapeutically useful quantities of components such as platelets from a single donor. The end product of platelet apheresis is referred to as single donor platelets (as opposed to pooled or random donor platelets traditionally available from blood banks or hospital centers). Apheresis technology conserves the donor pool since donors can donate non-red cell blood components more often than whole blood. Whole blood donors are restricted in their ability to donate by regulatory agencies to eight week intervals, whereas apheresis donors may donate as often as twice a week. In addition, apheresis systems offer a purer and safer product to the recipient because of the significant reduction in the number of donors to which the recipient is exposed.

  The Company markets its automated apheresis systems to hematologists, oncologists and blood bankers.

 Plasma Collection

  Many important therapeutic and diagnostic products are derived from the collection and subsequent processing of plasma. Therapeutic products derived from plasma include albumin and plasma protein fractions, which are used primarily as volume expanders for burn and shock victims; gamma globulins, which are used for the prevention of diseases such as tetanus, rabies, measles, etc.; coagulation specific concentrate products such as Factor VIII and other derivatives such as hepatitis vaccine. Several companies have developed and applied for U.S. Food and Drug Administration ("FDA") approval to market non-plasma derived recombinant Factor VIII products. While such products may reduce demand for plasma derived Factor VIII, the Company believes they should have minimal effect on the demand for other plasma products such as albumin and gamma globulin. Diagnostic products derived from source plasma include blood grouping sera, test kit controls and quality control reagents.

  Traditionally, plasma has been collected by manual techniques as part of whole blood collection. As in the case of manual blood component collection, manual techniques for collection of plasma have had poor product yields and are very time consuming.

  In the United States, commercial operators account for approximately 95% of plasma collection, with the remainder collected from volunteer donors of other blood bank organizations. Outside of the United States, plasma is collected primarily from volunteer donors.

  Commercial plasma collection firms in the United States pay donors for their plasma and then fractionate the collected plasma themselves and sell the resultant protein products or sell the collected plasma worldwide for fractionation purposes. Outside the United States, virtually every industrialized nation has announced, and is implementing, major programs to reduce dependence on imports of blood components from commercial operators and to become self-sufficient in plasma collection. Increased competitive pressures from these self-sufficiency programs and the increased appeal of more efficient, user-friendly automated systems are leading to conversion from manual to automated plasma collection techniques.

  The Haemonetics automated plasma collection systems, PCS(R) and PCS(R)2 shorten the collection procedure to approximately forty minutes from ninety minutes required for the manual collection. Donor safety is also increased as the donor is never separated from his or her own blood, eliminating the risk that exists in manual collection of having the wrong red cells returned to the donor. The PCS(R) and PCS(R)2 systems also yield a higher quality plasma than manual methods, since a smaller amount of anticoagulant is needed and the donor is not given any intravenous fluids to dilute his or her native plasma.

  Haemonetics has aggressively pursued the conversion of commercial plasma collection firms from manual methods to the Company's automated PCS(R) systems. Under contracts with Alpha Therapeutics, Bayer and Armour pharmaceuticals, the Company has agreed to install and service its PCS(R) and PCS(R)2 systems free of charge to certain plasma collection centers operated by these parties. These fractionators, in turn, have agreed to purchase certain minimum numbers of processing chambers from Haemonetics.

  Plasma collection from volunteer donors is undergoing dramatic changes due to the implementation of national self-sufficiency programs driven by the threat of AIDS and other infectious diseases. The Company has been the primary supplier of automated plasma collection systems to the national blood collection programs of Japan, France, Sweden, Canada and the United Kingdom.

 Automated Red Cell Collection

  Red blood cell transfusions are performed to restore the oxygen-carrying capacity of the blood, in situations involving hemorrhaging, such as surgery and trauma and other blood disorders.

  Traditionally, red blood cells have been derived from the manual separation of red blood cells obtained through whole blood donations. However, this process involves time consuming secondary handling and processing. It also produces a red cell transfusion product of variable therapeutic content due to variations found in donor characteristics and the whole blood donation process.

  Haemonetics has recently extended its MCS(R)+ system product line to offer systems for the apheresis collection of red blood cells. The Company's red blood cell apheresis systems automate the manual red blood cell collection process, producing a more consistent red cell transfusion unit and eliminating the lengthy secondary handling and processing steps. In addition, by collecting red blood cells in multiple units or together with other apheresis products such as plasma, the blood center can meet its collection requirements more efficiently and make better use of a shrinking donor base.

 Revenue Detail

  In the year ended March 30, 1996, sales of disposable products accounted for approximately 88% of net revenues. Sales of disposable products by the Company were 7.7% higher in 1996 than in 1995 and grew at a compound average annual growth rate of 12% for the three years ended March 30, 1996. There can be no assurance that sales of disposable products will continue to grow at this rate. Growth in sales of disposables is related to increases in installed equipment in use, as well as increased utilization rates of the Company's equipment. Service revenues, which are included as part of disposables revenues, have in recent years accounted for approximately 1.0% of the Company's net revenues.

  Sales of equipment accounted for approximately 12% of net revenues in fiscal 1996 and approximately 13% in fiscal 1995. Variations in the level of the Company's sales of equipment are likely to occur from year to year and quarter to quarter. These variations reflect the buying cycles of the Company's customers and, in particular, the level of equipment purchases by the national blood organizations in Europe, Japan and other countries which are implementing programs for national self-sufficiency in blood products with the use of the Company's products.

MARKETING/SALES/DISTRIBUTION

  Haemonetics markets and sells its products to hospitals, independent blood banks, commercial plasma collection centers and national health organizations through its own direct sales force in North America, Western Europe and Japan. This sales force is composed of full-time sales representatives and clinical specialists based in the United States, United Kingdom, Germany, France, Sweden, The Netherlands, Denmark, Italy, Australia, Austria, Hong Kong, Canada, Japan, Switzerland, and Belgium. These sales representatives and clinical specialists interact with physicians, surgeons and nurses to promote and sell Haemonetics' products and services, approximately 40% focusing on the surgical blood salvage market and the remainder on the combination of the Company's other markets. The clinical specialists assist the Company's sales force and customers through demonstrations and training.

  Haemonetics distributes its disposable Cell Saver(R) products in North American cardiovascular hospitals exclusively through the Bentley Laboratories division of Baxter International, Inc. ("Bentley"). This relationship gives Haemonetics valuable additional exposure to the important North American cardiovascular market. In addition, Haemonetics uses numerous distributors to market its products in South America, Eastern Europe, the Middle East and the Far East.

  Haemonetics' field service engineers support its equipment sales through ongoing professional equipment service worldwide. The functional and safety features of the equipment are checked to ensure correct and reliable operation. All new equipment is covered by a 12-month warranty, during which all service needs are covered at no charge and all equipment receives a preventive maintenance check. After the initial warranty period, the Company provides service compensated under preventive maintenance contracts or through emergency service fees.

  The field service engineer group is supported by a headquarters-based technical support engineering staff which also provides 24-hour phone support 365 days a year. Many hospital customers have their own staffs of biomedical engineers who rely on the Company's technical training and spare parts logistic systems.

  The Company endeavors to minimize the time between the receipt of purchase orders and the date of delivery of products. Accordingly, the Company's backlog as of the end of any period represents only a portion of actual sales for the succeeding period.

RESEARCH AND DEVELOPMENT

  The development of extracorporeal blood processing systems has required that Haemonetics develop technical expertise in mechanical engineering, electrical engineering, software engineering and materials engineering. The Company's mechanical engineers design pumps, valves, equipment packaging, centrifuge rotors and disposable plastic components (i.e. harness sets and processing chambers). The Company's electrical engineers design sensors (optical, ultrasonic, pressure, weight speed), motors, control circuits, driver circuits, computers and display systems. The Company's software electrical engineers create programs that use input data from sensors to control the actuation of mechanical components used to collect or manipulate the blood components. The materials engineers monitor products' biocompatibility and clinical performance and work with major raw materials and tooling vendors. Innovations resulting from these efforts will allow the Company to develop systems that are faster, smaller and more user-friendly or that incorporate additional features important to its customer base.

  Haemonetics operates research and development centers in Switzerland, Japan and the United States, so that protocol variations are incorporated which closely match local customer requirements. For the past three fiscal years, the Company's expenditures for research and development were $18.5 million, $16.7 million and $15.8 million, respectively. All research and development costs are expensed as incurred. The Company expects to continue to invest substantial resources in research and development.

  Customer collaboration is an important part of Haemonetics' technical strength and competitive advantage. Since its inception, Haemonetics has built close working relationships with a significant number of blood processing professionals around the world. This network of experts provides Haemonetics with ideas for new products, ways to improve existing products, new applications and enhanced protocols. They also provide Haemonetics with test sites, objective evaluations and expert opinions regarding technical and performance issues.

MANUFACTURING

 Disposables

  Each individual blood collection procedure requires a disposable plastic set, which contains a medical-grade tubing harness, bags, filters and a processing chamber. Haemonetics molds many of its own components which it then assembles with manufactured and purchased tubing and sheeting to form the final products. The Company tests the materials for purity to determine that they are biocompatible and free of contamination. Assembly is accomplished in a clean room environment.

  Production begins with injection, molding or extrusion of plastic parts. Molding tools are qualified to ensure specified tolerances and reproducibility. Each step of the subsequent manufacturing and assembly processes is qualified and validated. Critical process steps and materials are documented to ensure that every unit produced consistently meets performance requirements.

  All processing chamber and most set assembly is done in the Company's Braintree, Pittsburgh, or Scotland facilities. All disposable blood processing products are sterilized for patient and donor protection and are tested in laboratories to confirm sterility. Some manufacturing of less proprietary components is performed for the Company by outside contractors. The Company also maintains two important relationships with Japanese manufacturers who provide finished sets in Singapore and Thailand. These sets are primarily used by our customers in Japan.

 Equipment

  Each Haemonetics blood processing machine is designed in-house and assembled from components that are either manufactured by the Company or manufactured by others to Company specifications. Many critical mechanical assemblies are machined and fabricated utilizing the Company's own process control procedures. The completed instruments are programmed, calibrated and tested to ensure compliance with the Company's engineering and quality assurance specifications. Throughout the manufacturing process, inspection checks are made to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, detailed vendor qualification requirements are met and verified through focused incoming inspection programs. Approximately 98% of the Company's equipment, including all new systems, is manufactured by Haemonetics. The remainder, consisting entirely of established products, is manufactured for the Company by an outside contractor.

  Certain parts and components used in the Company's equipment and disposables are purchased from various single sources. If it became necessary to do so, the Company believes that, in most cases, alternative sources of supply could be developed over a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect the Company's results of operations.

  All of the Company's equipment and disposable manufacturing sites are certified to the ISO 9000 standard and to the medical device directive allowing placement of the CE mark of conformity.

COMPETITION

  The markets for the Company's products are developing and are highly competitive. Although the Company competes directly with others, no one company competes with the Company across its full line of products. Haemonetics has established a record of innovation and leadership in each of the areas in which it competes.

  Competition in the surgical blood salvage market, where the underlying technology among the major competitors is similar, is based upon reliability, ease of use, service, support and price. Haemonetics competes with Medtronics, Inc.; COBE Laboratories, Inc. ("COBE"), a subsidiary of Gambro AB; and Sorin Biomedica.

  In the blood component therapy market, competition is based upon the ability of systems to achieve higher levels of performance as measured by the time and efficiency of component collection and the quality of the components collected. The Company's major competitors in this market are COBE and Baxter International, Inc. Each of these companies has taken a different technological approach than the Company in the design of systems for the component therapy market.

  In the area of plasma collection, the Company competes with Baxter International, Inc. on the basis of overall cost-effectiveness of equipment and disposables over the long term and on the quality, ease of use and technical features of their systems. The Company's automated systems also compete with manual collection systems, which are less expensive, but also slower, less efficient and clinically riskier.

  The Company believes its technical staff is highly skilled, but many of its competitors have substantially greater financial resources and larger technical staffs at their disposal. There can be no assurance that such competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of the Company.

  The Company believes its ability to maintain its competitive advantage will continue to depend on a combination of market leadership, its reputation, its patents, its unpatented proprietary know-how in several technological areas, the quality, safety and cost effectiveness of its products and the need to rigorously document clinical performance.

SEASONALITY

  Net revenues have historically been higher in the Company's third and fourth quarters, reflecting principally the seasonal buying patterns of the Company's customers.

PATENTS

  Haemonetics holds patents in the United States and abroad on certain of its machines and disposables. These patents cover certain elements of its systems, including protocols employed in its equipment and certain aspects of its processing chambers and other disposables. The Company considers its patents to be important but not indispensable to its business. To maintain its competitive position, the Company relies to a greater degree on the technical expertise and know-how of its personnel than on its patents. The Company pursues an active and formal program of invention disclosure and patent application both in the United States and abroad. The Company also owns various trademarks which have been registered in the United States and certain other countries.

REGULATION

  The products manufactured and marketed by the Company are subject to regulation by the Center for Biologics ("CBER") and the Center of Devices ("CDRH") of the U.S. Food and Drug Administration ("FDA") and in many instances, by state and non-U.S. government agencies.

  All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance or an approved Premarket Approval Application ("PMA"). A 510(k) premarket notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance typically takes six to nine months and involves the submission of limited clinical data and supporting information, while the PMA process typically will last more than a year and requires the submission of significant quantities of clinical data and supporting information.

  The Company maintains customer complaint files, records all lot numbers of disposable products and conducts periodic audits to assure compliance with FDA regulations. The Company places special emphasis on customer training, and advises all customers that blood processing procedures should be undertaken only by qualified personnel.

  The Company is also subject to regulation in the countries in which it markets its products. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require the Company's products to be qualified before they can be marketed in those countries. Haemonetics has complied with these regulations and has obtained such qualifications.

  Federal, state and foreign regulations regarding the manufacture and sale of products such as the Company's systems are subject to change. The Company cannot predict what impact, if any, such changes might have on its business.

ENVIRONMENTAL MATTERS

  The Company does not anticipate that compliance with federal, state and local environmental protection laws presently in effect will have a material adverse impact upon the Company or require any material capital expenditures.

EMPLOYEES

  As of March 30, 1996, Haemonetics employed 1,251 persons assigned to the following functional areas: manufacturing, 575; sales and marketing, 258; general and administrative, 189; research and development, 100; quality control and field service, 129. The Company considers its employee relations to be satisfactory.

(E) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

  The information required by this item is included in Part II of this report in footnote 11 of the financial statements, page 30.

ITEM 2. PROPERTIES

  The Company owns its main facility, which is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 72,000 square feet are devoted to manufacturing and quality control operations, 38,000 square feet to warehousing, 60,000 square feet for administrative and research and development activities and 10,000 square feet available for expansion.

  In July 1991, the Company leased 9,631 square feet of space on property adjacent to the main facility in Braintree. The space is used for general office requirements. Annual lease rental expense is $81,863. In January of 1992, an additional 5,400 square feet was leased in the building. This space is used to operate Kids Space at Haemonetics, a child care facility for use by employees of the Company. Annual lease expense for this space is $104,913. In November of 1992, the original 9,631 square feet was increased by 16,370 square feet in order to accommodate additional office space requirements. Annual lease expense for this is $187,531.

  The Company leases an 81,850 square foot facility in Pittsburgh, Pennsylvania. This facility is used for warehousing, distribution of the products and, as of November of 1991, manufacturing operations. Annual lease expense is $251,000 for this facility.

  In April 1994, the Company purchased a facility in Bothwell, Scotland. The facility manufactures disposable components for its automated plasma collection and surgical blood salvage systems for its European customers. The facility and related property were acquired at a cost of approximately $1,600,000. The facility is approximately 22,200 square feet. Manufacturing operations began in August, 1994.

  In September 1994, the Company acquired a facility in Tucson, Arizona. This facility provides administrative, training and blood donation center space for Haemonetics Blood Services and Training Institute. This facility was acquired at a cost of approximately $1,850,000 for four floors totaling 28,500 square feet.

  In August 1995, the Company purchased a facility in Union, South Carolina. This facility will be used for the manufacture of solutions to support the Company's component therapy and plasma businesses. The facility and land were acquired for a cost of $2,423,000. The facility is approximately 57,700 square feet.

  The Company also leases sales, service and distribution facilities in the United Kingdom, France, Sweden, Switzerland, The Netherlands, Germany, Japan, Hong Kong, Italy, Belgium and Austria.

ITEM 3. LEGAL PROCEEDINGS

  The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

  The Company's products are relied upon by medical personnel in connection with the treatment of patients and the collection of blood from donors. In the event that patients or donors sustain injury or death in connection with their condition or treatment, the Company, along with others, may be sued, and whether or not the Company is ultimately determined to be liable, it may incur significant legal expenses. In addition, such litigation could damage the Company's reputation and, therefore, impair its ability to market its products and impair its ability to obtain product liability insurance or cause the premiums for such insurance to increase. The Company carries product liability coverage. While management of the Company believes that the aggregate current coverage is sufficient, there can be no assurance that such coverage will be adequate to cover liabilities which may be incurred. Moreover, the Company may in the future be unable to obtain product liability coverage in amounts and on terms that it finds acceptable, if at all.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's Executive Officers required by this item is incorporated by reference to the section in Part III hereof entitled "Directors and Executive Officers of the Registrant."

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                           SUMMARY OF QUARTERLY DATA
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  1996 QUARTER ENDED                 1995 QUARTER ENDED
                         ------------------------------------ ---------------------------------
                         JULY 1, SEPT. 30, DEC. 30, MARCH 30, JULY 2, OCT. 1, DEC. 31, APRIL 1,
                          1995     1995      1995     1996     1994    1994     1994     1995
                         ------- --------- -------- --------- ------- ------- -------- --------
Net revenues............ $68,775  $69,133  $69,858   $70,450  $63,311 $65,337 $65,574  $68,194
Gross profit............  37,317   38,565   39,120    39,611   35,815  36,695  36,040   36,305
Operating income........  13,560   13,724   13,760    13,327   12,641  13,812  12,953   12,972
Net income..............   8,740    9,200    8,886     9,099    8,100   8,505   8,465    8,575
Net income per share.... $  0.32  $  0.33  $  0.32   $  0.33  $  0.28 $  0.30 $  0.30  $  0.31

  Haemonetics' common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the high and low of the daily sales prices, which represent actual transactions as reported by the New York Stock Exchange.

                                  1996 QUARTER ENDED                 1995 QUARTER ENDED
                         ------------------------------------ ---------------------------------
                         JULY 1, SEPT. 30, DEC. 30, MARCH 30, JULY 2, OCT. 1, DEC. 31, APRIL 1,
                          1995     1995      1995     1996     1994    1994     1994     1995
                         ------- --------- -------- --------- ------- ------- -------- --------
Market price of
 Common Stock
 High................... 19 3/8   23 1/8    23       18       20 7/8  19 1/2   21 1/2   18 1/8
 Low.................... 12 7/8   18 3/8    16 5/8   16 1/4   15 1/4  14       16 1/8   14 3/8

  There were approximately 773 holders of record of the Company's common stock as of May 22, 1996.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                                TEN-YEAR REVIEW
                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUMMARY OF OPERATIONS    1996       1995       1994       1993       1992       1991       1990       1989       1988      1987
- ---------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Net revenues.........  $ 278,216  $ 262,416  $ 248,449  $ 216,286  $ 176,419  $ 157,332  $ 124,363  $ 115,244  $ 91,409  $ 52,682
Cost of goods sold...    123,603    117,561    104,879     97,296     85,524     82,656     62,322     54,611    42,840    28,800
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Gross profit.........    154,613    144,855    143,570    118,990     90,895     74,676     62,041     60,633    48,569    23,882
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Operating expenses:
 Research and
  development........     18,467     16,729     15,786     13,589     10,478      8,386      5,776      5,226     4,799     3,206
 Selling, general and
  administrative.....     81,775     75,748     75,940     63,576     50,517     42,452     34,940     34,783    26,724    17,543
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
 Total Operating
  Expenses...........    100,242     92,477     91,726     77,165     60,995     50,838     40,716     40,009    31,523    20,749
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Operating income.....     54,371     52,378     51,844     41,825     29,900     23,838     21,325     20,624    17,046     3,133
Other
 income/(expense),
 net.................        883        192     (1,050)    (1,839)    (2,222)    (2,927)    (4,491)    (2,822)     (263)     (764)
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Income before
 provision for income
 taxes...............     55,254     52,570     50,794     39,986     27,678     20,911     16,834     17,802    16,783     2,369
Provision for income
 taxes...............     19,329     18,925     19,305     15,231      9,687      7,110      5,455      6,272     6,782       373
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Net income...........  $  35,925  $  33,645  $  31,489  $  24,755  $  17,991  $  13,801  $  11,379  $  11,530  $ 10,001  $  1,996
                       =========  =========  =========  =========  =========  =========  =========  =========  ========  ========
Earnings per share:
 Net income..........  $    1.30  $    1.18  $    1.09  $    0.87  $    0.63  $    0.50  $    0.41  $    0.42  $   0.36  $   0.07
Weighted average
 number of common and
 common equivalent
 shares..............     27,722     28,443     28,802     28,612     28,342     27,554     27,554     27,554    27,554    27,554
                       =========  =========  =========  =========  =========  =========  =========  =========  ========  ========
FINANCIAL AND
STATISTICAL DATA:        1996       1995       1994       1993       1992       1991       1990       1989       1988      1987
- -----------------      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Working capital......  $ 112,440  $ 108,459  $  81,504  $  63,431  $  40,919  $  29,471  $  27,233  $  30,369  $ 19,668  $ 12,122
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Current ratio........        3.4        3.2        2.7        2.6        2.1        1.8        1.8        2.4       1.7       2.0
Property, plant and
 equipment, net......  $  86,416  $  82,059  $  68,342  $  56,015  $  46,751  $  42,300  $  36,214  $  23,267  $ 20,403  $ 14,801
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Capital expenditures.  $  19,710  $  24,907  $  22,891  $  17,595  $  11,373  $  12,975  $  17,538  $   7,314  $  7,616  $  4,599
Depreciation and
 amortization........  $  13,143  $  13,711  $  10,720  $   8,517  $   6,954  $   6,996  $   4,561  $   3,494  $  4,569  $  3,957
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Total assets.........  $ 287,818  $ 280,509  $ 230,684  $ 187,755  $ 144,846  $ 117,754  $ 110,630  $  87,752  $ 68,399  $ 41,747
Total debt...........  $  18,534  $  33,392  $  14,278  $  13,562  $  24,098  $  24,805  $  33,903  $  28,588  $ 14,792  $ 10,399
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Stockholders' equity.  $ 216,970  $ 193,177  $ 160,776  $ 126,650  $  90,581  $  67,543  $  54,083  $  42,415  $ 31,627  $ 21,313
Return on average
 equity..............       17.5%      19.0%      21.9%      22.8%      22.8%      22.7%      23.6%      31.1%     37.8%     11.6%
Debt as a % of
 stockholders'
 equity..............        8.5%      17.3%       8.9%      10.7%      26.6%      36.7%      62.7%      67.4%     46.8%     48.8%
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Number of employees..      1,251      1,282      1,109      1,002        965        923        810        742       780       625
Net revenues per
 employee............  $     222  $     205  $     224  $     216  $     183  $     170  $     154  $     155  $    117  $     84
                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

  The table outlines the components of the consolidated statements of income as a percentage of net revenues;

                                 PERCENTAGE OF NET REVENUES         PERCENTAGE INCREASE
                         ------------------------------------------ -------------------
                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                         MARCH 30, 1996 APRIL 1, 1995 APRIL 2, 1994  1996/95   1995/94
                         -------------- ------------- -------------  -------   -------
Net revenues............     100.0%         100.0%        100.0%        6.0%      5.6%
Cost of goods sold......      44.4           44.8          42.2         5.1      12.1
                             -----          -----         -----       -----     -----
Gross profit............      55.6           55.2          57.8         6.7       0.9
Operating expenses:
  Research and develop-
   ment.................       6.6            6.4           6.3        10.4       6.0
  Selling, general and
   administrative.......      29.5           28.8          30.6         8.0       --
                             -----          -----         -----       -----     -----
    Total operating ex-
     penses.............      36.1           35.2          36.9         8.4       0.8
                             -----          -----         -----       -----     -----
Operating income........      19.5           20.0          20.9         3.8       1.0
Interest expense........      (0.8)          (0.7)         (0.7)       26.4       3.8
Interest income.........       0.8            0.9           1.1       (17.6)     (6.9)
Other income (expense),
 net....................       0.4           (0.2)         (0.8)      321.9     (74.8)
                             -----          -----         -----       -----     -----
Income before provision
 for income taxes.......      19.9           20.0          20.5         5.1       3.5
Provision for income
 taxes..................       7.0            7.2           7.8         2.1      (2.0)
                             -----          -----         -----       -----     -----
Net income..............      12.9%          12.8%         12.7%        6.8       6.8
                             =====          =====         =====       =====     =====

 1996 compared to 1995

  Net revenues in 1996 increased 6.0% to $278.2 million from $262.4 million in 1995. Worldwide disposable sales increased 7.7% while increased equipment sales in the domestic markets were offset by decreases in the international markets. Sales of disposables products accounted for approximately 88% and 87%, respectively, of net revenues for the twelve months ended March 30, 1996 and April 1, 1995. During the first half of 1995, the Company discontinued distribution of the SCD system (Sterile Connection Device) and its disposables wafers. Without the effects of such sales, net revenues increased 7.4% in 1996 from 1995, and worldwide disposables sales increased 9.3% and worldwide equipment sales decreased 4.3%.

  Gross profit in 1996 increased to $154.6 million from $144.9 million in 1995. As a percentage of net revenues gross profit increased 0.4% to 55.6% in 1996 from 55.2% in 1995. The favorable manufacturing variance during the year accounts for 0.7% of the increase in gross profit. This was offset by a 0.3% decrease attributable to lower margins on domestic sales.

  The Company expended $18.5 million in 1996 on research and development (6.6% of net revenues) and $16.7 million in 1995 (6.4% of net revenues).

  Selling, general and administrative expenses were $81.8 million in 1996 and $75.7 million in 1995 an increase as a percentage of net revenues to 29.5% from 28.8%. The increased spending resulted from increased staffing and related personnel costs in both the domestic and international markets.

  Interest expense increased in 1996 to $2.3 million from $1.8 million in 1995 due to increases in both the average level of borrowing during the year and in interest rates. Interest income decreased in 1996 to $2.1 million from $2.5 million in 1995 resulting from a decrease in the Company's average investment in sales-type leases of its equipment during the year. In 1996 other income, net, was $1.1 million compared to other expenses, net of $0.5 million in 1995 due to the lower net costs of foreign exchange contracts.

  The provision for income taxes decreased as a percentage of pretax income to approximately 35.0% in 1996 from 36.0% in 1995, due to favorable tax treatment of certain international operations.

 1995 Compared to 1994

  Net revenues in 1995 increased 5.6% to $262.4 million from $248.4 million in 1994. Worldwide disposable sales increased 8.0%, with increases in both the domestic and international markets. This represents 6.7% of the increase in revenues, offset 1.1% by a worldwide equipment sales decrease of 7.3%. Sales of disposable products accounted for approximately 87% and 85%, respectively, of total net revenues in fiscal 1995 and 1994. During the year ended April 1, 1995, the Company discontinued distribution of the SCD system and its disposables wafers. Without the effects of such sales in both years, net revenues increased 8.7% in 1995 from 1994, composed of an increase in worldwide disposables sales of 10.7% and a decrease in worldwide equipment sales of 2.9%.

  Gross profit in 1995 increased to $144.9 million from $143.6 million in 1994. As a percentage of net revenues, gross profit decreased to 55.2% from 57.8%. Unfavorable results in manufacturing costs and efficiencies resulted in a 1.0% reduction in gross profit. The remaining 1.6% reduction was attributable to worldwide pricing pressure on equipment and the overall product mix of both equipment and disposable sales.

  The Company expended $16.7 million in 1995 (6.4% of net revenues) and $15.8 million in 1994 (6.3% of net revenues) on research and development. The increase resulted primarily from increased staffing, related personnel costs and use of external resources.

  Selling, general and administrative expenses decreased to $75.7 million in 1995 from $75.9 million in 1994 and decreased as a percentage of net revenues to 28.8% from 30.6%. Increased staffing, related personnel costs and distribution expenses, primarily in the international markets, were offset by a decrease in various domestic expenses.

  Interest expense remained level at $1.8 million in 1995 and 1994 and as a percentage of net revenues of 0.7% in 1995 and 1994.

  Interest income decreased to $2.5 million in 1995 from $2.7 million in 1994 resulting primarily from a decrease in the Company's average investment in sales-type leases of its equipment. Other expense net, decreased to $0.5 million in 1995 from $2.0 million in 1994, primarily due to reduced net expenses of $1.6 million on foreign currency hedging expenses.

  The provision for income taxes decreased as a percentage of pretax income to approximately 36.0% in 1995 from 38.0% in 1994, due to utilization of tax credits and favorable tax treatment of the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

  The Company historically has satisfied its cash requirements principally from internally generated cash flow, stock offerings and bank borrowings. During the twelve months ended March 30, 1996, the Company generated $54.8 million in cash flow from operating activities compared to $15.6 million in cash flow from operating activities for the twelve months ended April 1, 1995. The Company's need for funds is derived primarily from capital expenditures, acquisitions, treasury stock purchases and working capital. Cash used to pay down the Company's revolving credit agreements totaled $12.8 million for the twelve months ended March 30, 1996. During the twelve months ended March 30, 1996, net cash used for capital expenditures was $19.7 million related to equipment utilized in the U.S. commercial plasma business and investments in facilities and manufacturing equipment. The Company utilized $6.2 million to acquire the assets and related liabilities of DHL Laboratories on August 18, 1995. The change in accounts receivable utilized net cash of $1.9 million. The Company used $8.9 million to repurchase 514,141 shares of treasury stock during the twelve months ended March 30, 1996. On January 19, 1996, the Company's Board of Directors approved an additional 1,000,000 share repurchase program to be implemented upon the completion of the existing 1,000,000 share program. Combined under both programs there remains approximately 1,492,000 shares available to repurchase by the Company at prevailing prices as market conditions warrant. The Company believes that committed bank lines, combined with internally generated funds, will be sufficient to meet future liquidity and capital needs.

  At March 30, 1996, the Company had working capital of $112.4 million. This reflects an increase of $4.0 million in working capital for the twelve months ended March 30, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             MARCH 30, APRIL 1,
                                                               1996      1995
                                                             --------- --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................. $ 13,434  $  4,230
  Accounts receivable, less allowance of $984 in 1996 and
   $681 in 1995.............................................   60,326    63,277
  Inventories...............................................   56,729    59,993
  Current investment in sales-type leases, net..............   11,020    10,821
  Deferred tax asset........................................   10,911    10,911
  Other prepaid and current assets..........................    6,459     8,362
                                                             --------  --------
    Total current assets....................................  158,879   157,594
PROPERTY, PLANT AND EQUIPMENT:
  Land, building, and building improvements.................   23,156    17,598
  Machinery and equipment...................................   73,149    67,152
  Furniture and fixtures....................................    6,599     3,253
  Commercial plasma and rental equipment....................   57,920    54,924
                                                             --------  --------
    Total property, plant and equipment.....................  160,824   142,927
    Less: accumulated depreciation..........................   74,408    60,868
                                                             --------  --------
    Net property, plant and equipment.......................   86,416    82,059
OTHER ASSETS:
  Investment in sales-type leases, net......................   21,428    19,192
  Distribution rights, net..................................   12,418    15,517
  Other assets, net.........................................    8,677     6,147
                                                             --------  --------
    Total other assets......................................   42,523    40,856
                                                             --------  --------
    Total assets............................................ $287,818  $280,509
                                                             ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt.... $  3,378  $  8,325
  Accounts payable..........................................   16,909    15,646
  Accrued payroll and related costs.........................    8,305     8,328
  Accrued income taxes......................................    8,345     8,485
  Other accrued liabilities.................................    9,502     8,351
                                                             --------  --------
    Total current liabilities...............................   46,439    49,135
DEFERRED INCOME TAXES.......................................    9,253    13,130
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................   15,156    25,067
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; Authorized--80,000,000
   shares; Issued--28,770,346 shares in 1996; 28,402,858
   shares in 1995...........................................      288       284
  Additional paid-in capital................................   52,355    50,086
  Retained earnings.........................................  182,707   146,824
  Cumulative translation adjustment.........................    7,387    13,502
                                                             --------  --------
  Stockholders' equity before treasury stock................  242,737   210,696
    Less: treasury stock at cost--1,607,354 shares in 1996;
     1,133,048 shares in 1995...............................   25,767    17,519
                                                             --------  --------
    Total stockholders' equity..............................  216,970   193,177
                                                             --------  --------
    Total liabilities and stockholders' equity.............. $287,818  $280,509
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEAR ENDED
                                                  -----------------------------
                                                  MARCH 30,  APRIL 1,  APRIL 2,
                                                    1996       1995      1994
                                                  ---------  --------  --------
Net revenues..................................... $278,216   $262,416  $248,449
Cost of goods sold...............................  123,603    117,561   104,879
                                                  --------   --------  --------
Gross profit.....................................  154,613    144,855   143,570
                                                  --------   --------  --------
Operating expenses:
  Research and development.......................   18,467     16,729    15,786
  Selling, general and administrative............   81,775     75,748    75,940
                                                  --------   --------  --------
    Total operating expenses.....................  100,242     92,477    91,726
                                                  --------   --------  --------
Operating income.................................   54,371     52,378    51,844
Interest expense.................................   (2,338)    (1,849)   (1,781)
Interest income..................................    2,098      2,547     2,735
Other income (expense), net......................    1,123       (506)   (2,004)
                                                  --------   --------  --------
Income before provision for income taxes.........   55,254     52,570    50,794
Provision for income taxes.......................   19,329     18,925    19,305
                                                  --------   --------  --------
Net income....................................... $ 35,925   $ 33,645  $ 31,489
                                                  ========   ========  ========
Net income per share............................. $   1.30   $   1.18  $   1.09
                                                  ========   ========  ========
Weighted average common and common equivalent
 shares outstanding..............................   27,722     28,443    28,802
                                                  ========   ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS" EQUITY
                                 (IN THOUSANDS)

                          COMMON STOCK  ADDITIONAL                     CUMULATIVE      TOTAL
                          -------------  PAID-IN   RETAINED  TREASURY  TRANSLATION STOCKHOLDERS'
                          SHARES   $'S   CAPITAL   EARNINGS   STOCK    ADJUSTMENT     EQUITY
                          ------- ----- ---------- --------  --------  ----------- -------------
Balance, April 3, 1993..   28,016 $ 280  $46,339   $ 81,708  $ (2,061)   $   384     $126,650
  Employee stock
   purchase plan........       41   --       864        --        --         --           864
  Exercise of stock
   options and related
   tax benefit..........      158     2    1,471        --        --         --         1,473
  Purchase of treasury
   stock................      --    --       --         --       (115)       --          (115)
  Net income............      --    --       --      31,489       --         --        31,489
  Translation
   adjustment...........      --    --       --         --        --         415          415
                          ------- -----  -------   --------  --------    -------     --------
Balance, April 2, 1994..   28,215   282   48,674    113,197    (2,176)       799      160,776
  Employee stock
   purchase plan........       25   --       384        (18)      381        --           747
  Exercise of stock
   options and related
   tax benefit..........      163     2    1,028        --        --         --         1,030
  Purchase of treasury
   stock................      --    --       --         --    (15,724)       --       (15,724)
  Net income............      --    --       --      33,645       --         --        33,645
  Translation
   adjustment...........      --    --       --         --        --      12,703       12,703
                          ------- -----  -------   --------  --------    -------     --------
Balance, April 1, 1995..   28,403   284   50,086    146,824   (17,519)    13,502      193,177
  Employee stock
   purchase plan........      --    --       --         (42)      633        --           591
  Exercise of stock
   options and related
   tax benefit..........      367     4    2,269        --        --         --         2,273
  Purchase of treasury
   stock................      --    --       --         --     (8,881)       --        (8,881)
  Net income............      --    --       --      35,925       --         --        35,925
  Translation
   adjustment...........      --    --       --         --        --      (6,115)      (6,115)
                          ------- -----  -------   --------  --------    -------     --------
Balance, March 30, 1996.   28,770 $ 288  $52,355   $182,707  $(25,767)   $ 7,387     $216,970
                          ======= =====  =======   ========  ========    =======     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEAR ENDED
                                                  -----------------------------
                                                  MARCH 30,  APRIL 1,  APRIL 2,
                                                    1996       1995      1994
                                                  ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................... $ 35,925   $ 33,645  $ 31,489
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................   13,143     13,711    10,720
    Increase (decrease) in deferred income taxes.   (3,178)       892    (1,586)
    Increase in accounts receivable--net.........   (1,931)    (9,880)   (7,876)
    Increase in inventories......................     (188)   (13,474)  (10,636)
    Increase in sales-type leases................   (3,259)       (48)   (2,670)
    (Increase) decrease in other assets..........    7,968     (3,166)    1,210
    Increase (decrease) in accounts payable,
     accrued expenses and deferred revenue.......    6,330     (6,052)    6,361
                                                  --------   --------  --------
      Total adjustments..........................   18,885    (18,017)   (4,477)
                                                  --------   --------  --------
      Net cash provided by operating activities..   54,810     15,628    27,012
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures on property, plant and
   equipment, net................................  (19,710)   (24,907)  (22,891)
  Increase in distribution rights................      --      (5,195)   (1,333)
  DHL asset acquisition..........................   (6,189)       --        --
                                                  --------   --------  --------
      Net cash used in investing activities......  (25,899)   (30,102)  (24,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term real estate mortgage.....     (152)      (152)     (124)
  Net increase (decrease) in short-term revolving
   credit agreements.............................   (4,022)     2,175     1,459
  Net increase (decrease) in long-term revolving
   credit agreements.............................   (8,798)    14,132    (1,712)
  Employee stock purchase plan...................      591        747       864
  Exercise of stock options and related tax
   benefit.......................................    2,273      1,030     1,473
  Purchase of treasury stock.....................   (8,881)   (15,724)     (115)
                                                  --------   --------  --------
      Net cash provided by (used in) financing
       activities................................  (18,989)     2,208     1,845
Effect of exchange rates on cash and cash
 equivalents.....................................     (718)       339     1,263
                                                  --------   --------  --------
Net Increase (Decrease) in Cash and Cash
 Equivalents.....................................    9,204    (11,927)    5,896
Cash and Cash Equivalents at Beginning of year...    4,230     16,157    10,261
                                                  --------   --------  --------
Cash and Cash Equivalents at End of year......... $ 13,434   $  4,230  $ 16,157
                                                  ========   ========  ========
Supplemental disclosures of cash flow
 information:
  Interest paid.................................. $  1,791   $  1,441  $  1,587
  Income taxes paid, net of refunds.............. $ 22,058   $ 22,583  $ 15,252
                                                  ========   ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

  Haemonetics Corporation and subsidiaries (the "Company") designs, manufactures and markets automated systems for the collection, processing and surgical salvage of blood.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Fiscal Year

  The Company's fiscal year ends on the Saturday closest to the last day of March. Fiscal 1996, fiscal 1995 and fiscal 1994 each included 52 weeks.

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash equivalents include money market funds with a maturity of less than one week. Cash and cash equivalents are recorded at cost which approximates market value.

 Net Income per Share

  Net income per share data are computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method). Fully diluted net income per share data have not been presented as the amounts do not differ significantly from primary net income per share.

 Foreign Currency

  Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Net revenues and costs and expenses are translated at average rates in effect during the year. Included in other income/expense in 1996, 1995, and 1994 are $710,000, $583,000 and $711,000,
respectively, in foreign currency transaction gains.

  The Company enters into forward exchange contracts to hedge certain firm sales commitments to customers, which are denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Gains and losses realized on these contracts are recorded in operations, offsetting the related foreign currency transactions. The cash flows related to the gains and losses on these foreign currency hedges are classified in the statements of cash flows as part of cash flows from operating activities.

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

  At March 30, 1996 and April 1, 1995, the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $144,234,000 and $157,651,000, respectively. Gross unrealized gains and losses from hedging firm sales commitments, based on current spot rates, were a $6,964,000 gain and a $333,000 loss at March 30, 1996 and a $154,000 gain and a $8,665,000 loss at April 1, 1995. Deferred gains and losses are recognized in earnings when the future sales are recognized. Management anticipates that these deferred amounts at March 30, 1996 will be offset by the foreign exchange effect on sales of products to international customers in fiscal year 1997.

  The Company is exposed to credit loss in the event of nonperformance by counter-parties on these foreign exchange contracts. The Company does not anticipate nonperformance by any of these parties.

 Financial Instruments

  Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments," requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of the Company's financial instruments, including cash and cash equivalents, notes payable and long-term debt, pursuant to SFAS 107 approximated their carrying values at March 30, 1996 and April 1, 1995. Fair values have been determined through information obtained from market sources and management estimates.

 Property, Plant and Equipment

  The Company provides for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

                                                                     ESTIMATED
   ASSET CLASSIFICATION                                             USEFUL LIVES
   --------------------                                             ------------
   Building........................................................    30 Years
   Building and leasehold improvements.............................  5-25 Years
   Machinery and equipment.........................................  3-10 Years
   Furniture and fixtures..........................................   5-8 Years
   Commercial plasma and rental equipment..........................   6-8 Years

  Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. Maintenance and repairs are charged to operations as incurred. When equipment and improvements are fully depreciated, sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

 Inventories

  Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

  Inventories consist of the following:

                                                              MARCH 30, APRIL 1,
                                                                1996      1995
                                                              --------- --------
                                                                (IN THOUSANDS)
   Raw materials.............................................  $ 6,727  $ 6,214
   Work-in-process...........................................    6,699    5,186
   Finished goods............................................   43,303   48,593
                                                               -------  -------
                                                               $56,729  $59,993
                                                               =======  =======

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

 Revenue Recognition

  Revenues from equipment and disposable product sales and sales-type leases are recognized upon shipment. Service revenues are recognized ratably over the contractual periods or as the services are provided. The Company provides for the cost of warranty based on product shipments.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the tax and financial reporting bases of assets and liabilities.

 Accounting for Stock-Based Compensation

  In December 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that employee stock-based compensation be recorded or disclosed at its fair value. Management expects to continue to account for stock-based compensation under APB No. 25 and does not expect to adopt the new accounting provision for stock-based compensation in SFAS No. 123 but will include the additional required disclosures in their fiscal 1997 consolidated financial statements.

 Accounting for Impairment of Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121),"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for the Company in Fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed be reported at the lower of the carrying amount or fair value less cost to sell. The Company has not completed its analysis with respect to the provisions of SFAS No. 121 and, accordingly, has not determined the effect on the Company's consolidated financial condition or results of operations.

3. INVESTMENT IN SALES-TYPE LEASES

  The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                                              MARCH 30, APRIL 1,
                                                                1996      1995
                                                              --------- --------
                                                                (IN THOUSANDS)
   Total minimum lease payments receivable...................  $39,537  $35,897
    Less--Unearned interest..................................    7,089    5,884
                                                               -------  -------
   Net investment in sales-type leases.......................   32,448   30,013
    Less--Current portion....................................   11,020   10,821
                                                               -------  -------
                                                               $21,428  $19,192
                                                               =======  =======

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

  Future minimum lease payments receivable under noncancelable leases as of March 30, 1996 are as follows:

   FISCAL YEAR ENDING
   ------------------                                             (IN THOUSANDS)
   1997..........................................................    $13,905
   1998..........................................................     11,379
   1999..........................................................      7,835
   2000..........................................................      4,434
   2001 and thereafter...........................................      1,984
                                                                     -------
                                                                     $39,537
                                                                     =======

4. NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable and long-term debt consist of the following:

                                                              MARCH 30, APRIL 1,
                                                                1996      1995
                                                              --------- --------
                                                                (IN THOUSANDS)
   Real estate mortgage......................................  $ 8,923  $ 9,075
   U.S. borrowings...........................................    1,080   11,200
   Non-U.S. borrowings.......................................    8,531   13,117
                                                               -------  -------
                                                                18,534   33,392
   Less -- Current portion...................................    3,378    8,325
                                                               -------  -------
                                                               $15,156  $25,067
                                                               =======  =======

 Credit Facilities

  U.S. borrowings are evidenced by a $20,000,000 committed, unsecured revolving credit facility and a $10,000,000 uncommitted, unsecured credit line. The committed facilities are under separate financing agreements dated October 1, 1993 and October 15, 1993 (the "Agreements"), amended February 9, 1995 and March 10, 1995, respectively. These facilities are available through September 30, 1996, on which date all borrowings become due. The uncommitted line is under a financing agreement dated February 8, 1995, amended May 8, 1995. The credit line is available through June 30, 1996, on which date all borrowings become due. As of March 30, 1996 this credit line had no funds drawn against it.

  Interest on all facilities are at the bank's base rate, or, at the Company's option, may be based on the one year London Interbank Offered Rate or at the bank's money market rate. At March 30, 1996, the interest rate on U.S. borrowings was 5.9% which represents the bank's money market rate.

  The Agreements provide for a commitment fee of 0.20% on the unused portion of the revolving credit facility. The Agreements contain several restrictive covenants principally related to the maintenance of minimum tangible net worth, debt to net worth ratio, and a minimum debt service interest ratio.

  Non-U.S. borrowings represent the financing arranged by the Company's subsidiaries with local banks which are guaranteed by the Company. The long-term borrowings have maturities at various dates through 1998. Interest rates ranged from 1.38% to 13.0% in fiscal 1996 and fiscal 1995.

  The weighted average short-term rates for U.S. and Non-U.S. borrowings were 5.47%, 5.69% and 7.48% as of March 30, 1996, April 1, 1995 and April 2, 1994
respectively.

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

 Real Estate Mortgage Agreement

  The Company has a $10,000,000 real estate mortgage agreement (the "Mortgage Agreement") with an insurance company. The Mortgage Agreement requires principal and interest payments of $91,500 per month for a period of 120 months, commencing October 1, 1990, with the remaining unpaid principal balance and interest thereon due and payable on September 1, 2000. The entire balance of the loan may be repaid, subject to a prepayment premium equal to the greater of either 1% of the principal balance at prepayment, or an amount calculated based on the interest rate differential, the principal balance due, and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 10.5% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and improvements at the Company's headquarters and manufacturing facility. The Mortgage Agreement also includes minimum tangible net worth and current ratio requirements. The terms and conditions of this agreement remain unchanged for future periods.

  As of March 30, 1996, notes payable and long-term debt mature as follows:

   FISCAL YEARS ENDING                                            (IN THOUSANDS)
   -------------------                                            --------------
   1997..........................................................    $ 3,378
   1998..........................................................      6,573
   1999..........................................................        208
   2000..........................................................        230
   2001 and thereafter...........................................      8,145
                                                                     -------
                                                                     $18,534
                                                                     =======

5. INCOME TAXES

  The components of domestic and foreign income before the provision for income taxes are as follows:

                                                             YEARS ENDED
                                                     ---------------------------
                                                     MARCH 30, APRIL 1, APRIL 2,
                                                       1996      1995     1994
                                                     --------- -------- --------
                                                           (IN THOUSANDS)
   Domestic.........................................  $43,020  $42,910  $39,686
   Foreign..........................................   12,234    9,660   11,108
                                                      -------  -------  -------
                                                      $55,254  $52,570  $50,794
                                                      =======  =======  =======

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

  The provision for income taxes consists of the following components:

                                                            YEARS ENDED
                                                    ----------------------------
                                                    MARCH 30, APRIL 1,  APRIL 2,
                                                      1996      1995      1994
                                                    --------- --------  --------
                                                          (IN THOUSANDS)
   Current
     Federal.......................................  $15,543  $16,229   $15,304
     State.........................................    2,390    2,447     2,857
     Foreign.......................................    2,303    2,351     2,749
                                                     -------  -------   -------
                                                      20,236   21,027    20,910
                                                     -------  -------   -------
   Deferred
     Federal.......................................     (980)  (1,414)   (1,150)
     State.........................................     (154)    (258)     (212)
     Foreign.......................................      227     (430)     (243)
                                                     -------  -------   -------
                                                        (907)  (2,102)   (1,605)
                                                     -------  -------   -------
                                                     $19,329  $18,925   $19,305
                                                     =======  =======   =======

  Included in the federal and state income tax provisions for fiscal years 1996, 1995 and 1994 are approximately $3,209,000, $3,321,000 and $3,089,000, respectively, provided on foreign source income of approximately $9,169,000 in 1996, $9,224,000 in 1995 and $7,942,000 in 1994, taxes on which are payable in the United States.

  The tax effect of significant temporary differences comprising the net deferred tax asset / (liability) is as follows:

                                                                YEARS ENDED
                                                             ------------------
                                                             MARCH 30, APRIL 1,
                                                               1996      1995
                                                             --------- --------
                                                               (IN THOUSANDS)
   Depreciation.............................................  $(6,345) $(8,200)
   Amortization.............................................   (2,908)  (4,929)
   Inventory................................................   10,148   10,588
   Accruals and reserves....................................      753      328
   Other....................................................       10       (6)
                                                              -------  -------
     Total net deferred taxes...............................  $ 1,658  $(2,219)
                                                              =======  =======

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

  The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% in 1996, 1995 and 1994 due to the following:

                                                             YEARS ENDED
                                                     ----------------------------
                                                     MARCH 30, APRIL 1,  APRIL 2,
                                                       1996      1995      1994
                                                     --------- --------  --------
                                                           (IN THOUSANDS)
   Tax at federal statutory rate...................   $19,340  $18,399   $17,778
   Difference due to:
     Foreign sales corporation.....................    (1,268)  (1,462)   (1,026)
     Difference between U.S. tax rate and tax rates
      used in other tax jurisdictions..............     1,457    1,768     1,400
   State taxes, net of federal income tax benefit..     1,355    1,422     1,719
   Foreign tax credits and research and develop-
    ment...........................................    (1,310)  (1,335)     (724)
     Adjustment of estimated tax liabilities.......                         (173)
   Other, net......................................      (245)     133       331
                                                      -------  -------   -------
                                                      $19,329  $18,925   $19,305
                                                      =======  =======   =======

6. COMMITMENTS AND CONTINGENCIES

  The Company leases facilities and certain equipment under operating leases expiring at various dates through fiscal year 2004. Facility leases require the Company to pay certain insurance expenses, maintenance costs and real estate taxes.

  Approximate future basic rental commitments under operating leases as of March 30, 1996 are as follows:

   FISCAL YEAR ENDING                                             (IN THOUSANDS)
   ------------------                                             --------------
   1997..........................................................      5,440
   1998..........................................................      3,579
   1999..........................................................      3,324
   2000..........................................................      2,868
   2001 and thereafter...........................................     13,709
                                                                     -------
                                                                     $28,920
                                                                     =======

  Rent expense in 1996, 1995 and 1994 was $4,219,000, $3,713,000, and
$4,217,000, respectively.

  The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes, based on consultation with counsel, that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

7. CAPITAL STOCK

 Treasury Stock

  During 1996 and 1995, the Company repurchased 514,141 shares and 1,005,311 shares, respectively, of its outstanding common stock at average prevailing prices of $17.24 and $15.64, respectively. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes.

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

 Stock Options

  The Company has a long-term incentive plan under which a maximum of 2,278,057 shares of the Company's common stock may be issued pursuant to incentive and or nonqualified stock options and stock awards granted to key employees, consultants and advisers (the "Long-term Incentive Plan"). The Long-term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more disinterested members of the Company's Board of Directors. The exercise price for nonqualified options granted under the Long-term Incentive Plan is determined by the Committee, but in no event shall such option price be less than 50% of the fair market value of the common stock at the time the option is granted. Incentive options may be granted at a price not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, and incentive options expire not more than ten years from the date of the grant.

  The Company also has a nonqualified stock option plan for non-employee directors for the purchase of common stock (the "Non-employee Plan"). Under the Non-employee Plan, a maximum of 6,000 shares can be granted to each director, not to exceed 24,000 shares per calendar year, and a maximum of 90,000 shares in aggregate. Options are granted at not less than fair market value on the date of grant.

  The Company also has a stock option plan which grants options to key employees and consultants for the purchase of common stock (the "Option Plan"). The Option Plan is administered by the Committee, which is empowered to grant either nonqualified or incentive stock options. Under the Option Plan, options to purchase up to 1,468,800 shares may be granted at a price, in the case of incentive options, not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, and incentive options expire not more than ten years from the date of grant.

  A summary of stock option information for the combined plans is as follows:

                                                           PRICE      NUMBER OF
                                                           RANGE       SHARES
                                                       -------------- ---------
   Outstanding at April 3, 1993....................... $ 5.555-23.875 1,844,002
   Granted............................................  18.375-24.563   449,428
   Exercised..........................................   5.555-19.406  (157,365)
   Terminated.........................................   5.555-17.625   (24,200)
                                                       -------------- ---------
   Outstanding at April 2, 1994....................... $ 5.555-24.563 2,111,865
   Granted............................................  14.438-18.250   466,613
   Exercised..........................................   5.555-13.938  (163,300)
   Terminated.........................................   5.555-24.563  (212,566)
                                                       -------------- ---------
   Outstanding at April 1, 1995....................... $ 5.555-24.563 2,202,612
   Granted............................................  15.438-21.875   652,079
   Exercised..........................................   5.555-19.406  (367,488)
   Terminated.........................................   5.555-24.563  (142,992)
                                                       -------------- ---------
   Outstanding at March 30, 1996...................... $ 5.555-24.563 2,344,211

  At March 30, 1996, 714,095 shares were available for future grants. Options exercisable at March 30, 1996 total 895,956, at prices ranging from $5.555 to $24.563.

  No accounting recognition is given to options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

 1991 Employee Stock Purchase Plan

  The Company has an Employee Stock Purchase Plan (the "Purchase Plan"), under which a maximum of 289,200 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan.

  The Purchase Plan provides for two "purchase periods" within each of the Company's fiscal years, the first commencing on January 1 of each calendar year and continuing through June 30 of such calendar year, and the second commencing on July 1 of each year and continuing through December 31 of such calendar year. Eligible employees may elect to become participants in the Purchase Plan for a purchase period by completing a stock purchase agreement prior to the first day of the purchase period for which the election is made. Shares are purchased through accumulation of payroll deductions (of not less than 2% nor more than 8% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares will be the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

  During 1996, there were 39,835 shares purchased at a range of $14.66 to $15.09 per share under the Purchase Plan. During 1995, there were 49,708 shares purchased at a range of $14.66 to $15.41 per share under the Purchase Plan.

8. DISTRIBUTION AGREEMENTS

  In fiscal 1992, the Company acquired the direct distribution rights for its blood component therapy and plasma collection products in Japan from Labo Science Co., Ltd., Tokyo, Japan, at a historical cost of approximately $7.4 million. The rights are being amortized on a straight-line basis over an estimated useful life of 20 years. Accumulated amortization was $1,976,000 as of March 30, 1996 and $1,483,000 as of April 1, 1995. Haemonetics Japan, a wholly owned subsidiary of the Company, will provide all sales, service and marketing for its blood component therapy and plasma collection business in Japan.

  In fiscal 1994, the Company signed an agreement with its exclusive Italian distributor, G. Cremascoli Srl, to transition Haemonetics distribution and sales to Haemonetics Italia Srl, a subsidiary of Haemonetics Corporation. Cremascoli purchased a 20% minority interest in the subsidiary, effective March, 1994. The authority to distribute directly was acquired at a cost of approximately $1.3 million and is being amortized on a straight-line basis over an estimated useful life of 20 years. Accumulated amortization was $152,000 as of March 30,1996 and $84,000 as of April 1, 1995.

  In fiscal 1995, the Company acquired the direct distribution rights for its surgical blood salvage products in Japan from Kuraray Co., Ltd. at a historical cost of approximately $4.6 million. The rights are being amortized on a straight-line basis over an estimated useful life of 20 years. Accumulated amortization was $349,000 as of March 30, 1996 and $114,900 as of April 1, 1995. Haemonetics Japan will provide sales, service, and marketing for its surgical products business in Japan.

  In fiscal 1995, the Company also acquired the direct distribution rights and created a wholly owned subsidiary in Belgium at a historical cost of approximately $0.6 million. The rights are being amortized on a straight-line basis over an estimated useful life of 20 years. Accumulated amortization was approximately $54,000 as of March 30, 1996 and $22,000 as of April 1, 1995.

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

9. SAVINGS PLUS PLAN

  The Company's Savings Plus Plan (the "Savings Plan") allows employees to accumulate savings on a pretax basis. In addition, the Company makes matching contributions to the Savings Plan based on preestablished rates. The Company can also make additional discretionary contributions if approved by the Board of Directors. The Company's matching contribution amounted to approximately $616,000, $565,000 and $551,000 in 1996, 1995 and 1994, respectively. The
Board of Directors declared a discretionary contribution of approximately $1,100,000 and $1,940,000 for the Savings Plan years ended March 30, 1996 and April 2, 1994, respectively. No discretionary contribution was made for the Savings Plan year ended April 1, 1995.

  The Company has no material obligation for post retirement or post employment benefits.

10. TRANSACTIONS WITH RELATED PARTIES

  The Company advances money to various employees for relocation costs and incentive purposes. Loans to employees, which are included in other assets, amounted to approximately $916,000 as of March 30, 1996 and $953,000 as of April 1, 1995 and are payable within five years. Certain loans are interest-bearing, and the Company records interest income on these loans when collected. Certain loans have forgiveness provisions based upon continued service. The Company amortizes the outstanding loan balance as a charge to operating expense as such amounts are forgiven.

11. GEOGRAPHIC AND CUSTOMER INFORMATION

  The Company operates in one industry segment consisting of the design, manufacture, marketing and service of blood processing systems and related disposable items for use in the collection and processing of blood components, collection of plasma and salvage of shed blood that would otherwise be lost during surgical procedures. Geographic area information for 1996, 1995 and 1994 is as follows:

                                                  GEOGRAPHIC AREA
                                     ------------------------------------------
                                              EUROPE &  FAR EAST &
                                     DOMESTIC ALL OTHER   JAPAN    CONSOLIDATED
                                     -------- --------- ---------- ------------
                                                   (IN THOUSANDS)
Year ended March 30, 1996:
Net revenues........................ $108,152 $ 78,423   $91,641     $278,216
                                     -------- --------   -------     --------
  Income before provision for income
   taxes............................ $ 36,258 $ 11,063   $ 7,933     $ 55,254
                                     -------- --------   -------     --------
  Identifiable assets............... $166,771 $ 82,598   $38,449     $287,818
                                     -------- --------   -------     --------
Year ended April 1, 1995:
  Net revenues...................... $106,101 $ 76,760   $79,555     $262,416
                                     -------- --------   -------     --------
  Income before provision for income
   taxes............................ $ 48,523 $  2,102   $ 1,945     $ 52,570
                                     -------- --------   -------     --------
  Identifiable assets............... $155,322 $ 76,337   $48,850     $280,509
                                     -------- --------   -------     --------
Year ended April 2, 1994:
  Net revenues...................... $101,914 $ 75,286   $71,249     $248,449
                                     -------- --------   -------     --------
  Income before provision for income
   taxes............................ $ 38,463 $  7,184   $ 5,147     $ 50,794
                                     -------- --------   -------     --------
  Identifiable assets............... $155,428 $ 46,761   $28,495     $230,684
                                     -------- --------   -------     --------

  Intercompany transfers to foreign subsidiaries are transacted at prices intended to allow the subsidiaries comparable earnings to those of unaffiliated distributors. Sales to unaffiliated distributors and customers outside the United States, including U.S. export sales, were approximately $171,410,000 in 1996, which represented 62%

                   HAEMONETICS CORPORATION AND SUBSIDIARIES of net revenues; $158,609,000 in 1995, which represented 60% of net revenues; and $149,574,000 in 1994, which represented 60% of net revenue.

12. PURCHASE OF MANUFACTURING FACILITY IN SOUTH CAROLINA

  On August 18, 1995, the Company acquired the assets of DHL Laboratories of Union South Carolina. DHL Laboratories was a contract pharmaceutical manufacturer specializing in mixing, filling and terminally sterilizing liquid products in flexible packaging. The facility and related property and equipment were acquired at a cost of approximately $6.2 million.

  This facility will be integrated into the U.S. manufacturing organization. Prior to the acquisition, DHL and Haemonetics had initiated work to receive licenses from the FDA for anticoagulant and storage solution used by Haemonetics' U.S. blood bank and plasma center customers. Haemonetics will continue to provide contract manufacturing services while selectively seeking out new opportunities.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Haemonetics Corporation:

  We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and subsidiaries as of March 30, 1996 and April 1, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 30, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haemonetics Corporation and subsidiaries as of March 30, 1996 and April 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 1996, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index on page 39 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Boston, Massachusetts
April 16, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) The information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 19, 1996.

  (b) The information concerning the Executive Officers of the Company, who are elected by and serve at the discretion of the Board of Directors, is as follows:

  John F. White joined Haemonetics in 1976 as Marketing and Sales Manager and was promoted to Vice President of Marketing and Sales in 1978. In 1982, he was elected Senior Vice President of Operations and has served as President since 1983. Prior to joining Haemonetics, Mr. White worked for the Minnesota Mining & Manufacturing Co. where he held various managerial positions. Mr. White has been Chairman of Haemonetics' Board of Directors since 1985.

  James L. Peterson joined Haemonetics in 1980 as Director of European Operations. In 1982, he was promoted to Vice President with responsibility for all international activities. He was promoted to Executive Vice President in 1988. In May 1994, he assumed the role of President, International Operations. Prior to joining Haemonetics, he was employed by Hewlett-Packard Company in Europe and was responsible for its medical sales and service operation. Mr. Peterson has been a member of Haemonetics' Board of Directors since 1985 and was elected to the position of Vice Chairman of Haemonetics' Board of Directors in April, 1994.

  Brigid A. Makes joined Haemonetics in 1992 as Assistant Treasurer. In August 1992, Ms. Makes was promoted to Treasurer, responsible for all areas of corporate treasury. In June 1993, Ms. Makes was promoted to Treasurer, Director of Human Resources and in September 1995, was promoted to Vice President and Treasurer responsible for treasury, human resources and tax. In November 1995, Ms. Makes was named acting Chief Financial Officer increasing her responsibilities to include financial planning, operational and financial accounting, investor relations and facility management. In May 1996, Ms. Makes was promoted to Chief Financial Officer. Prior to joining Haemonetics, Ms. Makes was employed as Manager of Treasury Services and Controller of Sales and Service for Lotus Development Corporation. Prior to joining Lotus, Ms. Makes held various positions with increasing levels of responsibility at General Electric.

  John R. Barr joined Haemonetics in 1990 as Director of Customer Service responsible for domestic and international customer services, as well as finished goods warehousing and shipping. In September 1991, Mr. Barr was promoted to Vice President, Operations, responsible for all manufacturing operations: purchasing; planning raw material warehousing; and offshore manufacturing. In April 1992, Mr. Barr was promoted to Senior Vice President with additional responsibility for the U.S. Commercial Plasma Business. In May 1994, Mr. Barr was promoted to Executive Vice President and in October 1995 was promoted to President, North American Operations, responsible for all manufacturing operations, North American sales and service and core research and development. Prior to joining Haemonetics, Mr. Barr was employed as a Vice President of Baxter Systems Division where his responsibilities included management of R&D, customer support staffs and general operations.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 19, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 19, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  The following documents are filed as a part of this report:

  (a) Financial Statements are included in Part II of this report

  Financial Statements required by Item 8 of this Form

     Consolidated Balance Sheets............................................  17
     Consolidated Statements of Income......................................  18
     Consolidated Statements of Stockholders' Equity........................  19
     Consolidated Statements of Cash Flows..................................  20
     Notes to Consolidated Financial Statements.............................  21
     Report of Independent Public Accountants...............................  32

  Schedules required by Article 12 of Regulation S-X

     II Valuation and Qualifying Accounts...................................  39

  All other schedules have been omitted because they are not applicable or not required.

  (b) Reports on Form 8-K

  None

  (c) Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index at page 36, which is incorporated herein by reference.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Haemonetics Corporation

                                                     /s/ John F. White
                                          By: _________________________________
                                            JOHN F. WHITE, CHAIRMAN, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

  May 10, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

          /s/ John F. White            Chairman, President       May 10, 1996
- -------------------------------------   and Chief Executive
            JOHN F. WHITE               Officer

        /s/ James L. Peterson          Vice Chairman and         May 10, 1996
- -------------------------------------   President,
          JAMES L. PETERSON             International
                                        Operations

         /s/ Brigid A. Makes           Vice President of         May 10, 1996
- -------------------------------------   Finance and Chief
           BRIGID A. MAKES              Financial Officer,
                                        (Principal Financial
                                        and Accounting
                                        Officer)

          /s/ John R. Barr             President, North          May 10, 1996
- -------------------------------------   American
            JOHN R. BARR                Operations,
                                        Director

       /s/ Sir Stuart Burgess          Director                  May 10, 1996
- -------------------------------------
         SIR STUART BURGESS

         /s/ Yutaka Sakurada           Sr. Vice President        May 10, 1996
- -------------------------------------   Haemonetics Corp.
           YUTAKA SAKURADA              and President,
                                        Haemonetics Japan
                                        Director

       /s/ Jerry E. Robertson          Director                  May 10, 1996
- -------------------------------------
         JERRY E. ROBERTSON

     /s/ Donna C. E. Williamson        Director                  May 10, 1996
- -------------------------------------
       DONNA C. E. WILLIAMSON

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                            NUMBER AND DESCRIPTION OF EXHIBIT
                            ---------------------------------
3. Articles of Organization
     3A* Articles of Organization of the Company effective August 29, 1985, as amended December 12, 1985 and May 21, 1987 (filed as Exhibit 3A to the
         Company's Form S-1 No. 33-39490 and incorporated herein by reference).
     3B* Form of Restated Articles of Organization of the Company (filed as
         Exhibit 3B to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
     3C* By-Laws of the Company presently in effect (filed as Exhibit 3C to the
         Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
     3D* Articles of Amendment to the Articles of Organization of the Company
         filed May 8, 1991 with the Secretary of the Commonwealth of
         Massachusetts (filed as Exhibit 3E to the Company's Amendment No. 1 to
         Form S-1 No. 33-39490 and incorporated herein by reference).
4. Instruments defining the rights of security holders

     4A* Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).

10. Material Contracts

    10A* The 1990 Stock Option Plan, as amended (filed as Exhibit 4A to the
         Company's Form S-8 No. 33-42006 and incorporated herein by reference).
    10B* Form of Option Agreements for Incentive and Non-qualified Options
         (filed as Exhibit 10B to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
    10C* Distribution Agreement dated April 11, 1990 between Baxter Healthcare
         Corporation, acting through its Bentley Laboratories Division, and the Company (filed as Exhibit 10C to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
    10D* Agreement dated December 8, 1987 between the Company and Miles, Inc.,
         Cutter Biological (filed as Exhibit 10D to the Company's Form S-1 No.
         33-39490 and incorporated herein by reference).
    10E* Supply Agreement between the Company and Alpha Therapeutic Corporation dated December, 1988 (filed as Exhibit 10E to the Company's Form S-1
         No. 33-39490 and incorporated herein by reference).
    10F* Sublease dated October 29, 1992 between Clean Harbors of Kingston,
         Inc. and the Company (filed as Exhibit 10F to the Company's Form 10-K
         No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
    10G* Third Amended and Restated Financing Agreement dated as of August 22,
         1990 among the Company, Fleet Credit Corporation and Fleet National
         Bank (filed as Exhibit 10G to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
    10H* First Supplement to the Third Amended and Restated Financing Agreement dated as of February 3, 1992, and the related Revolving Credit Note, among the Company, Fleet Credit Corporation and Fleet National Bank
         (filed as Exhibit 10H to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
    10I* Second Supplement to the Third Amended and Restated Financing
         Agreement dated as of March 27, 1992 among the Company, Fleet Credit
         Corporation and Fleet National Bank (filed as Exhibit 10I to the
         Company's form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
    10J* Note and Mortgage dated August 7, 1990 between the Company and John
         Hancock Mutual Life Insurance Company relating to the Braintree facility (filed as Exhibit 10H to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).

                            NUMBER AND DESCRIPTION OF EXHIBIT
                            ---------------------------------
    10K* Credit Facility with Swiss Bank Corporation (filed as Exhibit 10J to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and
         incorporated herein by reference).
    10L* Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the
         Company's Form S-1 No. 33-39490 and incorporated herein by reference).
    10M* Lease dated July 3, 1991 between Wood Road Associates II Limited
         Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the
         Company's Form 10- K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
    10N* Amendment No. 1 to Lease dated July 3, 1991 between Wood Road
         Associates II Limited Partnership and the Company for the child care facility (filed as Exhibit 10N to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
    10O* Bank Overdraft Facility between The Sumitomo Bank and the Company with an annual renewal beginning February 28, 1993 (filed as Exhibit 10O to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference)
    10P* Bank Overdraft Facility between The Mitsubishi Bank and the Company with an annual renewal beginning June 30, 1993 (filed as Exhibit 10P to the Company's Form 10-K, No. 1-10730 for the year ended March 28,
         1992 and incorporated herein by reference).
    10Q* Short-term Loan Agreement between The Mitsubishi Bank and the Company renewable every three months (filed as Exhibit 10Q to the Company's
         Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
    10R* 1991 Employee Stock Purchase Plan as amended (filed as Exhibit 10R to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
    10S* Amendment No. 2 to Lease dated July 3, 1991 between Wood Road
         Associates II Limited Partnership and the Company (filed as Exhibit
         10S to the Company's Form 10-K No. 1-10730 for the year ended April 3,
         1993 and incorporated herein by reference).
    10T* Equipment Lease Agreement dated October 13, 1992 between First
         Security Bank of Utah and Haemonetics Services Inc. (filed as Exhibit
         10T to the Company's Form 10-K No. 1-10730 for the year ended April 3,
         1993 and incorporated herein by reference).
    10U* 1992 Stock Option Plan for Non-Employee Directors (filed as Exhibit
         10U to the Company's Form 10-K No. 1-10730 for the year ended April 3,
         1993 and incorporated herein by reference).
    10V* 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's
         Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
    10W* Agreement dated April 3, 1993 between Cellco, Inc. and Haemonetics
         Ventures Corporation for the purchase of Cellco, Inc. Preferred Shares and Warrants (filed as Exhibit 10W to the Company's Form 10-K No. 1-
         10730 for the year ended April 2, 1994 and incorporated herein by reference).
    10X* Revolving Credit Agreement dated October 1, 1993 between Mellon Bank,
         N.A. and the Company (filed as Exhibit 10X to the Company's Form 10-K
         No. 1-10730 for the year ended April 2, 1994 and incorporated herein by reference).

    10Y* Revolving Credit Agreement dated October 15, 1993 between The First
         National Bank of Boston and the Company (filed as Exhibit 10Y to the
         Company's Form 10-K No. 1-10730 for the year ended April 2, 1994 and incorporated herein by reference).
    10Z* Bridge loan and convertible promissory notes dated April 15 and June
         10, 1994 between Cellco, Inc. and the Company (filed as Exhibit 10Z to the Company's form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

                            NUMBER AND DESCRIPTION OF EXHIBIT
                            ---------------------------------
    10AA* Real Estate purchase agreement dated May 1, 1994 between 3M UK
          Holding PLC and the Company (filed as Exhibit 10AA to the Company's form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
    10AB* Real Estate purchase agreement dated September 30, 1994 between The
          Midland Mutual Life Insurance Company and the Company (filed as
          Exhibit 10AB to the Company's form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
    10AC* Purchase agreement dated October 1, 1994 between Kuraray Co. and the
          Company (filed as Exhibit 10AC to the Company's form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
    10AD* Amendment No. 1 dated February 9, 1995 to Revolving Credit Agreement dated October 1, 1993 between Mellon Bank, N.A. and the Company
          (filed as Exhibit 10AD to the Company's form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
    10AE* Amendment No. 1 dated March 10, 1995 to Revolving Credit Agreement dated October 15, 1993 between The First National Bank of Boston and the Company (filed as Exhibit 10AE to the Company's form 10-K No. 1-
          10730 for the year ended April 1, 1995 and incorporated herein by reference).
    10AF  Asset Purchase Agreement dated as of July 18, 1995 between between the Company and DHL Laboratories, Inc.

11. Statement re: computation of per share earnings

21. Subsidiaries of the Company

23. Consent of the Independent Public Auditors

27. Financial Data Schedule

- --------
* Incorporated by reference.

                     (ALL OTHER EXHIBITS ARE INAPPLICABLE.)

                                                                     SCHEDULE II

                            HAEMONETICS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                    BALANCE AT CHARGED TO WRITE-OFFS  BALANCE AT
                                    BEGINNING  COSTS AND    (NET OF      END
ALLOWANCE FOR DOUBTFUL ACCOUNTS     OF PERIOD   EXPENSES  RECOVERIES) OF PERIOD
- -------------------------------     ---------- ---------- ----------- ----------
For the Year Ended March 30, 1996.     $681       $321       $(18)       $984
For the Year Ended April 1, 1995..      464        222         (5)        681
For the Year Ended April 2, 1994..      307        173        (16)        464