Form 10-Q
period 1996-06-29
HAEMONETICS CORP
filed 1996-08-09
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the quarter ended:    June 29, 1996    Commission File Number:  1-10730
                       ------------------                           -------


                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)



         Massachusetts                                  04-2882273
- ---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                     400 Wood Road, Braintree, MA 02184
                  ----------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:     (617) 848-7100
                                                     --------------------

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.


                    Yes  X          No
                       -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          28,941,580 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                                June 29, 1996



                           HAEMONETICS CORPORATION
                                    INDEX



                                                                        PAGE
                                                                        ----


PART I.  Financial Information

         Consolidated Balance Sheets - June 29, 1996 and                  2
          and March 30, 1996

         Consolidated Statements of Income -                              3
           Three Months Ended June 29, 1996 and
           July 1, 1995

         Consolidated Statement of Stockholders' Equity -                 4
           Three Months Ended June 29, 1996

         Consolidated Statements of Cash Flows -                          5
           Three Months Ended June 29, 1996 and July 1, 1995

         Notes to Consolidated Financial Statements                       6

         Management's Discussion and Analysis of Financial Condition      7
          and Results of Operations


PART II. Other Information                                                8

         Signatures                                                       9


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                                       June 29,   March 30
                             ASSETS                                      1996       1996
                                                                       --------   --------
Current assets:
  Cash and short term investments...................................   $ 10,928   $ 13,434
  Accounts receivable, less allowance of $1,061 at June 29, 1996
   and $984 at March 30, 1996.......................................     65,002     60,326
  Inventories.......................................................     58,331     56,729
  Current investment in sales-type leases, net......................     12,097     11,020
  Deferred tax asset................................................     10,911     10,911
  Other prepaid and current assets..................................      7,048      6,459
                                                                       --------   --------
    Total current assets............................................    164,317    158,879
                                                                       --------   --------
Property, plant and equipment.......................................    164,827    160,824
  Less accumulated depreciation.....................................     77,057     74,408
                                                                       --------   --------
Net property, plant and equipment...................................     87,770     86,416
Other assets:
  Investment in sales-type leases, net..............................     23,766     21,428
  Distribution rights, net..........................................     11,949     12,418
  Other assets, net.................................................      8,379      8,677
                                                                       --------   --------
    Total other assets..............................................     44,094     42,523
                                                                       --------   --------
    Total assets....................................................   $296,181   $287,818
                                                                       ========   ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt............   $  6,877   $  3,378
  Accounts payable..................................................     12,131     16,909
  Accrued payroll and related costs.................................      8,879      8,305
  Accrued income taxes..............................................      9,941      8,345
  Other accrued expenses............................................     10,645      9,502
                                                                       --------   --------
    Total current liabilities.......................................     48,473     46,439
                                                                       --------   --------
Deferred income taxes...............................................      9,498      9,253
Long-term debt, net of current maturities...........................     12,319     15,156
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
   Issued - 28,941,580 at June 29, 1996;
            28,770,346 shares at March 30, 1996.....................        290        288
  Additional paid-in capital........................................     54,525     52,355
  Retained earnings.................................................    192,129    182,707
  Cumulative translation adjustments................................      4,714      7,387
                                                                       --------   --------
  Stockholders' equity before treasury stock........................    251,658    242,737
    Less: treasury stock - 1,607,354 shares at cost at June 29,
     and March 30, 1996.............................................     25,767     25,767
                                                                       --------   --------
    Total stockholders' equity......................................    225,891    216,970
                                                                       --------   --------
    Total liabilities and stockholders' equity......................   $296,181   $287,818
                                                                       ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - in thousands, except per share data)

                                                Three Months Ended
                                                ------------------
                                                June 29,   July 1,
                                                  1996      1995
                                                --------   -------

Net revenues................................    $75,506    $68,775
Cost of goods sold..........................     33,190     31,458
                                                -------    -------
Gross profit................................     42,316     37,317

Operating expenses:
  Research and development..................      5,037      4,283
  Selling, general and administrative.......     23,132     19,474
                                                -------    -------
Total operating expenses....................     28,169     23,757

Operating income............................     14,147     13,560

Interest  expense...........................       (412)      (639)
Interest income.............................        648        554
Other income (expense), net.................         99        (41)
                                                -------    -------

Income before provision for income taxes....     14,482     13,434

Provision for income taxes..................      5,060      4,694
                                                -------    -------

Net income..................................    $ 9,422    $ 8,740
                                                =======    =======

NET INCOME PER SHARE........................    $  0.34    $  0.32
                                                =======    =======

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING.......     27,707     27,675


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited - in thousands)

                                     Common Stock  Additional                        Cumulative       Total
                                     ------------    Paid-in   Retained   Treasury   Translation  Stockholders'
                                     Shares   $'s    Capital   Earnings     Stock    Adjustment      Equity
                                     ------  ----  ----------  --------   --------   -----------  -------------

Balance, March 30, 1996...........   28,770  $288    $52,355   $182,707   ($25,767)    $7,387       $216,970

Exercise of stock options.........      172     2      2,170        ---        ---        ---          2,172
Employee stock purchase plan......      ---   ---        ---        ---        ---        ---              0
Treasury stock....................      ---   ---        ---        ---        ---        ---              0
Net income........................      ---   ---        ---      9,422        ---        ---          9,422
Translation adjustment............      ---   ---        ---        ---        ---     (2,673)        (2,673)
                                     ------  ----    -------   --------   --------     ------       --------
Balance June 29, 1996.............   28,942  $290    $54,525   $192,129   ($25,767)    $4,714       $225,891
                                     ======  ====    =======   ========   ========     ======       ========

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                          Three Months Ended
                                                          ------------------
                                                          June 29,    July 1,
                                                            1996       1995
                                                          --------    -------
Cash flows from operating activities:(estimated)
  Net income..........................................    $ 9,422     $8,740
  Adjustments to reconcile net income to net  cash
   provided by operating activities:
    Depreciation and amortization.....................      2,452      4,232
    Decrease in deferred income taxes.................        259        (76)
    Increase in accounts receivable, net..............     (5,325)    (1,644)
    (Increase) decrease in inventories................     (2,095)       319
    (Increase) decrease in sales-type leases..........     (3,616)      (333)
    (Increase) decrease in other assets...............       (698)     1,410
    Increase (decrease) in accounts payable,
     accrued expenses and deferred revenues...........     (1,767)    (5,476)
                                                          -------     ------
      Total adjustments...............................    (10,790)    (1,568)
                                                          -------     ------
    Net cash provided by operating activities.........     (1,368)     7,172
                                                          -------     ------
Cash flows from investing activities:
  Capital expenditures on property,
   plant and equipment, net...........................     (4,197)    (4,373)
  Increase in distribution rights.....................        ---        ---
  DHL asset acquisition...............................        ---        ---
                                                          -------     ------
    Net cash used in investing activities.............     (4,197)    (4,373)
                                                          -------     ------
Cash flows from financing activities:
  Payments on long-term real estate mortgage..........        (57)       (37)
  Net increase (decrease) in short-term revolving
   credit agreements..................................      3,637     (3,842)
  Net increase (decrease) in long-term revolving
   credit agreements..................................     (2,271)     5,012
  Exercise of stock options...........................      2,172        350
  Employee stock purchase plan........................        ---        ---
  Purchase of treasury stock..........................        ---     (4,765)
                                                          -------     ------
    Net cash used in financing activities.............      3,481     (3,282)
                                                          -------     ------

Effect of exchange rates on cash......................       (422)       (11)
                                                          -------     ------
Net increase (decrease) in cash.......................     (2,506)      (494)
Cash at beginning of period...........................     13,434      4,230
                                                          -------     ------
Cash at end of period.................................    $10,928     $3,736
                                                          =======     ======
Supplemental disclosures of
 cash flow information:
  Interest paid.......................................    $   451     $  517
                                                          =======     ======
  Income taxes paid, net of refunds...................    $ 3,916     $5,840
                                                          =======     ======

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

      The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. The Company believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's audited annual financial statements.

2.  FOREIGN CURRENCY

      The Company enters into forward exchange contracts to hedge certain firm sales commitments to customers which are denominated in foreign currencies. The purpose of the Company's foreign hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Gains and losses realized on these contracts are recorded in operations, offsetting the related foreign currency transactions. The cash flows related to the gains and losses on these foreign currency hedges are classified in the statements of cash flows as part of cash flows from operating activities.

      At June 29, 1996 the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) for U.S. dollars totaling $120.7 million. Of that balance, $70.2 million represented contracts for terms of 30 days or less. Gross unrealized gains from hedging firm sales commitments, based on current spot rates, were $4.3 million at June 29, 1996. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized.

3.  INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:

                           June 29,   March 30,
                             1996       1996
                             ----       ----
                              (in thousands)

        Raw materials      $ 6,856    $ 6,727
        Work-in-process      6,956      6,699
        Finished goods      44,519     43,303
                           -------    -------
                           $58,331    $56,729
                           =======    =======

4.  NET INCOME PER SHARE

      Net income per share data is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method).


Management's Discussion and Analysis of
Financial Condition and Results of Operations

- ------------------------------------------------------------------------------
Three Months Ended June 29, 1996 Compared to Three Months Ended July 1, 1995

      Net revenues in 1996 increased 9.8% to $75.5 million from $68.8 million in 1995. Worldwide disposable sales increased 7%, with an increase of 21% internationally, partially due to favorable currency impact, offset by a decrease of 12% in the domestic market. Sales of disposables products accounted for approximately 86% and 88%, respectively, of net revenues for the three months ended June 29,1996, and July 1,1995

      Gross profit in 1996 increased to $42.3 million from $37.3 million in the same period of 1995. As a percentage of net revenues, gross profit increased 1.7% to 56.0% in 1996 from 54.3% in 1995. The 1.7% increase was attributable to a higher percentage of international sales which have a better gross profit margin than domestic sales and favorable currency impact.

      The Company expended $5.0 million in 1996 on research and development (6.7% of net revenues) and $4.3 million in the same period of 1995 (6.3% of net revenues).

      Selling, general and administrative expenses increased to $23.1 million in 1996 from $19.4 million in 1995 and increased as a percentage of net revenues to 30.6% from 28.2%. The increase resulted from increased staffing and related personnel costs in both the domestic and international markets.

      Interest expense decreased in 1996 to $0.4 million from $0.6 million in the same period of 1995 due to a decreased level of borrowing. Total debt increased $0.7 million to $19.2 million as compared to $18.5 million as of March 30, 1996. Total debt decreased $15.2 million from a year ago.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income. The annualized rate for the full 12 months of fiscal 1997 will be approximately 35%.

Liquidity and Capital Resources

      The Company historically has satisfied its cash requirements principally from internally generated cash flow, stock offerings, and bank borrowings. During the three months ended June 29, 1996, the Company utilized $1.4 million of its' cash flow for operating activities compared to generating $7.2 million in cash flow from operating activities for the three months ended July 1, 1995. The Company's need for funds was driven primarily by increases in sales-type leases of $3.6 million, accounts receivable of $5.3 million due to higher quarterly sales, and inventory increases of $2.1 million. Cash flows from an increase in revolving credit agreements totaled $1.4 million for the three months ended June 29, 1996. During the three months ended June 29, 1996, net cash used for capital expenditures was $4.2 million related to equipment utilized in the U.S. commercial plasma business and investments in facilities and manufacturing equipment. The Company believes that committed bank lines, combined with internally generated funds, will be sufficient to meet future liquidity and capital needs.

      At June 29, 1996, the Company had working capital of $115.8 million. This reflects an increase of $3.3 million in working capital as compared with $112.5 million as of March 30, 1996.


                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         Not applicable.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -----------------

         Effective May 3, 1996, Ms. Brigid A. Makes was named Chief Financial Officer. Ms. Makes replaces Neal Armstrong, who resigned from the Board of Directors and from his position as Chief Financial Officer in November 1995.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a).  Exhibits                None
         (b).  Reports on Form 8-K.    None


                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HAEMONETICS CORPORATION



Date:  August 6, 1996             By:  /s/ JOHN F. WHITE
                                     -------------------
                                  John F. White, President


Date:  August 6, 1996             By:  /s/ BRIGID A. MAKES
                                     ---------------------
                                  Brigid A. Makes,  Chief Financial Officer,
                                  (Principal Financial Officer)