Form 10-Q
period 1996-09-28
HAEMONETICS CORP
filed 1996-11-07
CIK 313143

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:  September 28, 1996      Commission File Number:  1-10730
                        ------------------                               -------


                             HAEMONETICS CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                              04-2882273
  -----------------------------------      ------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)


                       400 Wood Road, Braintree, MA 02184
                  --------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:      (617) 848-7100
                                                     ----------------------

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.


                                Yes  [X]   No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            27,314,872 shares of Common Stock, $ .01 par value, as of
          -------------------------------------------------------------
                               September 28, 1996

                             HAEMONETICS CORPORATION
                                      INDEX


                                                                          PAGE
                                                                          ----

PART I.   Financial Information

          Consolidated Balance Sheets - September 28, 1996 and
           March 30, 1996                                                  2

          Consolidated Statements of Income - Three and Six Months
           Ended September 28, 1996 and September 30 1995                  3

          Consolidated Statement of Stockholders' Equity - Six Months
           Ended September 28, 1996                                        4

          Consolidated Statements of Cash Flows - Six Months Ended
           September 28, 1996 and September 30, 1995                       5

          Notes to Consolidated Financial Statements                       6

          Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       7-8


PART II.  Other Information                                                9

          Signatures                                                      10

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited - in thousands, except share data)


                                                                     September 28,     March 30,
            ASSETS                                                      1996              1996
                                                                     -------------     ---------

Current assets:
  Cash and short term investments                                      $ 13,207         $ 13,434
  Accounts receivable, less allowance of $1,174 at
   September 28, 1996 and $984 at March 30, 1996                         67,776           60,326
  Inventories                                                            52,547           56,729
  Current investment in sales-type leases, net                           12,888           11,020
  Deferred tax asset                                                     10,911           10,911
  Other prepaid and current assets                                        9,433            6,459
                                                                       -------------------------
      Total current assets                                              166,762          158,879
                                                                       -------------------------
Property, plant and equipment                                           177,501          160,824
  Less accumulated depreciation                                          81,562           74,408
                                                                       -------------------------
Net property, plant and equipment                                        95,939           86,416
Other assets:
  Investment in sales-type leases, net                                   26,157           21,428
  Distribution rights, net                                               11,700           12,418
  Other assets, net                                                       8,216            8,677
                                                                       -------------------------
      Total other assets                                                 46,073           42,523
                                                                       -------------------------
      Total assets                                                     $308,774         $287,818
                                                                       =========================


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt               $ 10,840         $  3,378
  Accounts payable                                                       18,992           16,909
  Accrued payroll and related costs                                       7,894            8,305
  Accrued income taxes                                                    5,912            8,345
  Other accrued expenses                                                  8,840            9,502
                                                                       -------------------------
      Total current liabilities                                          52,478           46,439
                                                                       -------------------------
Deferred income taxes                                                     9,438            9,253
Long-term debt, net of current maturities                                11,774           15,156
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
   Issued - 28,972,422 at September 28, 1996; 28,770,346 shares
    at March 30, 1996                                                       290              288
  Additional paid-in capital                                             54,780           52,355
  Retained earnings                                                     200,764          182,707
  Cumulative translation adjustments                                      6,009            7,387
                                                                       -------------------------
  Stockholders' equity before treasury stock                            261,843          242,737
    Less: treasury stock - 1,657,550 shares at cost at
     September 28, 1996 and 1,607,354 shares at cost at
     March 30, 1996                                                      26,759           25,767
                                                                       -------------------------
      Total stockholders' equity                                        235,084          216,970
                                                                       -------------------------
      Total liabilities and stockholders' equity                       $308,774         $287,818
                                                                       =========================


The accompanying notes are an integral part of these consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - in thousands, except per share data)


                                                     Three Months Ended                 Six Months Ended
                                               ------------------------------    ------------------------------
                                               September 28,    September 30,    September 28,    September 30,
                                                   1996             1995             1996             1995
                                               -------------    -------------    -------------    -------------

Net revenues                                      $74,426          $69,133          $149,932         $137,908
Cost of goods sold                                 34,516           30,568            67,706           62,026
                                                  -----------------------------------------------------------
Gross profit                                       39,910           38,565            82,226           75,882

Operating expenses:
  Research and development                          4,681            4,521             9,718            8,804
  Selling, general and administrative              22,331           20,320            45,463           39,794
                                                  -----------------------------------------------------------
      Total operating expenses                     27,012           24,841            55,181           48,598

Operating income                                   12,898           13,724            27,045           27,284

Interest  expense                                    (473)            (664)             (885)          (1,303)
Interest income                                       773              507             1,421            1,061
Other income, net                                     106              588               205              547
                                                  -----------------------------------------------------------

Income before provision for income taxes           13,304           14,155            27,786           27,589

Provision for income taxes                          4,655            4,955             9,715            9,649
                                                  -----------------------------------------------------------

Net income                                        $ 8,649          $ 9,200          $ 18,071         $ 17,940
                                                  ===========================================================

NET INCOME PER SHARE                              $  0.31          $  0.33          $   0.65         $   0.65
                                                  ===========================================================

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                     27,673           27,880            27,690           27,778


The accompanying notes are an integral part of these consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)


                                                           Additional                             Cumulative         Total
                                       Common Stock         Paid-in      Retained    Treasury     Translation    Stockholders'
                                       Shares     $'s       Capital      Earnings      Stock      Adjustment        Equity
                                       ------    -----     ----------    --------    ---------    -----------    -------------

Balance March 30, 1996                 28,770    $ 288      $52,355      $182,707    ($25,767)      $7,387          $216,970

Exercise of stock options                 202        2        2,425        - - -        - - -        - - -             2,427
Employee stock purchase plan            - - -    - - -        - - -        - - -        - - -        - - -                 0
Treasury stock                          - - -    - - -        - - -          (14)        (992)       - - -            (1,006)
Net income                              - - -    - - -        - - -       18,071        - - -        - - -            18,071
Translation adjustment                  - - -    - - -        - - -        - - -        - - -       (1,378)           (1,378)
                                       -------------------------------------------------------------------------------------

Balance September 28, 1996             28,972    $ 290      $54,780      $200,764    ($26,759)      $6,009          $235,084
                                       =====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited- in thousands)


                                                                      Six Months Ended
                                                                   ----------------------
                                                                   Sept 28,      Sept 30,
                                                                     1996          1995
                                                                   --------      --------

Cash flows from operating activities:
  Net income                                                       $ 18,071      $ 17,940
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                     6,186         8,417
    (Increase) decrease in deferred income taxes                        198          (148)
    Increase in accounts receivable, net                             (7,999)       (6,978)
    (Increase) decrease in inventories                                3,849          (178)
    Increase in sales-type leases                                    (6,681)          (73)
    (Increase) decrease in other assets                              (3,682)        2,833
    Increase (decrease) in accounts payable, accrued expenses
     and deferred revenues                                           (1,179)        3,355
                                                                   ----------------------
      Total adjustments                                              (9,308)        7,228
                                                                   ----------------------
      Net cash provided by operating activities                       8,763        25,168
                                                                   ----------------------
Cash flows from investing activities:
  Capital expenditures on property, plant and equipment, net        (15,938)       (8,903)
  DHL asset acquisition                                                 ---        (6,189)
                                                                   ----------------------
      Net cash used in investing activities                         (15,938)      (15,092)
                                                                   ----------------------
Cash flows from financing activities:
  Payments on long-term real estate mortgage                            (99)          (74)
  Net increase (decrease) in short-term revolving credit
   agreements                                                         7,610        (4,123)
  Net increase (decrease) in long-term revolving credit
   agreements                                                        (1,776)          775
  Exercise of stock options                                           2,427         2,106
  Employee stock purchase plan                                                        333
  Purchase of treasury stock                                         (1,006)       (4,896)
                                                                   ----------------------
      Net cash used in financing activities                           7,156        (5,879)
                                                                   ----------------------

Effect of exchange rates on cash                                       (208)            7
                                                                   ----------------------
Net increase (decrease) in cash                                        (227)        4,204
Cash at beginning of period                                          13,434         4,230
                                                                   ----------------------
Cash at end of period                                              $ 13,207      $  8,434
                                                                   ======================
Supplemental disclosures of cash flow information:
  Interest paid                                                    $  1,298      $  1,036
                                                                   ======================
  Income taxes paid, net of refunds                                $ 12,405      $ 11,444
                                                                   ======================


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

     At September 28, 1996 the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) for U.S. dollars totaling $121.6 million. Of that balance, $70.3 million represented contracts for terms of 30 days or less. Net unrealized gains from hedging firm sales commitments, based on current spot rates, were $3.0 million at September 28, 1996. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized.


3. INVENTORIES

     Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

     Inventories consist of the following:

                                             September 28,     March 30,
                                                 1996             1996
                                             -------------     ---------
                                                   (in thousands)

            Raw materials                       $ 7,673         $ 6,727
            Work-in-process                       6,017           6,699
            Finished goods                       38,857          43,303
                                                -----------------------
                                                $52,547         $56,729
                                                =======================

4. NET INCOME PER SHARE

     Net income per share data is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method).

Management's Discussion and Analysis of
Financial Condition and Results of Operations

--------------------------------------------------------------------------------
Three Months Ended September 28, 1996 Compared to Three Months Ended
 September 30, 1995


     Net revenues in 1996 increased 8% to $74.4 million from $69.1 million in 1995. Worldwide disposable sales increased 7% due to growth in international markets and equipment sales increased 15% due to growth in domestic markets. Sales of disposables products accounted for approximately 88% and 89%, respectively, of net revenues for the three months ended September 28,1996 and September 30, 1995. International sales accounted for approximately 62% and 61%, respectively, of net revenues for the three months ended September 28,1996 and September 30, 1995.

     Gross profit in 1996 increased to $39.9 million from $38.6 million in the same period of 1995. As a percentage of net revenues, gross profit decreased 2.2% to 53.6% in 1996 from 55.8% in 1995. This decrease was attributable to both a shift in the mix of product sales from the higher margin surgical products to the lower margin commercial plasma products and an increase in spending to fund the start up of new business.

     The Company expended $4.7 million in 1996 on research and development (6.3% of net revenues) and $4.5 million in the same period of 1995 (6.5% of net revenues).

     Selling, general and administrative expenses increased to $22.3 million in 1996 from $20.3 million in 1995 and increased as a percentage of net revenues to 30.0% from 29.3%. The increase resulted from increased staffing and related personnel costs in both the domestic and international markets, as well as increased costs for new business opportunities.

     Interest expense decreased in 1996 to $0.5 million from $0.7 million in the same period of 1995 due to a decreased level of borrowing. Total debt decreased $6.2 million from a year ago.

     The provision for income taxes remained at approximately 35% as a percentage of pretax income. The annualized rate for the full 12 months of fiscal 1997 will be approximately 35%.


Six Months Ended September 28, 1996 Compared to Six Months Ended
 September 30, 1995

     Net revenues in 1996 increased 9% to $149.9 million from $137.9 million in 1995. Worldwide disposable sales increased 7% due to growth in international markets and equipment sales increased 22% due to growth in domestic markets. Sales of disposables products accounted for approximately 87% and 89%, respectively, of net revenues for the six months ended September 28, 1996 and September 30, 1995. International sales accounted for approximately 63% and 61%, respectively, of net revenues for the six months ended September 28,1996 and September 30, 1995.

     Gross profit in 1996 increased to $82.2 million from $75.9 million in 1995. As a percentage of net revenues, gross profit declined .2% to 54.8% in 1996 from 55.0% in 1995. A shift in the mix of product sales from the higher margin surgical products to the lower margin commercial plasma products and an increase in spending to fund the start up of new business accounted for approximately a 3.0% decrease in gross margin. This decrease was largely offset by gains in our gross margin due to a higher percentage of international sales which have a better gross profit margin than domestic sales and favorable currency impact.

     The Company expended $9.7 million in 1996 on research and development (6.5% of net revenues) and $8.8 million in 1995 (6.4% of net revenues).

     Selling, general and administrative expenses were $45.5 million in 1996 and $39.8 million in 1995 and increased as a percentage of net revenues to 30.3% from 28.9%. The increase resulted from increased staffing and related personnel costs in both the domestic and international markets, as well as increased costs for new business opportunities.

     Interest expense decreased in 1996 to $0.9 million from $1.3 million in 1995 due to a decreased level of borrowing. Interest income increased in 1996 to $1.4 million from $1.1 million in 1995 resulting from an increase in the Company's investment in sales-type leases.

     The provision for income taxes remained constant at 35% of pretax income in 1996 and 1995.


Liquidity and Capital Resources

     The Company  historically has satisfied its cash  requirements  principally from internally generated cash flow, stock offerings, and bank borrowings. During the six months ended September 28, 1996, the Company generated $8.8 million in cash flow from operating activities compared to $25.2 million in cash flow from operating activities for the six months ended September 30, 1995. Cash utilized from the increase in revolving credit agreements totaled $7.6 million for the six months ended September 28, 1996. The Company's need for funds is derived primarily from capital expenditures and from increases in sales- type leases and accounts receivable. During the six months ended September 28, 1996, net cash used for capital expenditures was $15.9 million related to equipment utilized in the U.S. commercial plasma business and investments in facilities and manufacturing equipment. Increased accounts receivable and sales type leases utilized net cash of $14.7 million. The Company believes that committed bank lines, combined with internally generated funds, will be sufficient to meet future liquidity and capital needs.

     At September 28, 1996 and March 30, 1996, the Company had working capital of $114.3 million and $112.4 million, respectively.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a). Exhibits

         The following exhibits will be filed as part of this form 10-Q:

              Exhibit 10AG Lease dated May 10, 1996 between Charlotte E. Flatley and John P. Garrahan, trustees of the 1970 Flatley Family Trust and the Company for the property located at Forbes Business Center, Braintree, Massachusetts.

              Exhibit 10AH Supplement to the lease dated May 10, 1996 between Charlotte E. Flatley and John P. Garrahan, trustees of the 1970 Flatley Family Trust and the
                              Company  for  the   property  located  at  Forbes
                              Business Center, Braintree, Massachusetts.

              Exhibit 27      Financial Data Schedule


         (b). Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HAEMONETICS CORPORATION



Date:  November 6, 1996          By:  /s/ JOHN F. WHITE
       --------------------           -----------------------------------------
                                      John F. White, Chairman, President and
                                      Chief Executive Officer


Date:  November 6, 1996          By:  /s/ BRIDIG A. MAKES
       --------------------           -----------------------------------------
                                      Brigid A. Makes, Chief Financial Officer,
                                      (Principal Financial Officer)