Form 10-Q
period 1996-12-28
HAEMONETICS CORP
filed 1997-02-06
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:  December 28, 1996      Commission File Number:  1-10730
                       -------------------                             ---------


                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)



            Massachusetts                            04-2882273
   ---------------------------------    ------------------------------------
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


                          Yes  X      No
                              ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          27,062,670 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                              December 28, 1996



                           HAEMONETICS CORPORATION
                                    INDEX



                                                                           PAGE
                                                                           ----


PART I.  Financial Information

         Consolidated Balance Sheets - December 28, 1996                     2
          and March 30, 1996

         Consolidated Statements of Income -                                 3
          Three and Nine Months Ended December 28, 1996
          and December 30 1995

         Consolidated Statement of Stockholders' Equity -                    4
          Nine Months Ended December 28, 1996

         Consolidated Statements of Cash Flows -                             5
          Nine Months Ended December 28, 1996 and December 30, 1995

         Notes to Consolidated Financial Statements                          6

         Management's Discussion and Analysis of Financial Condition and   7-8
          Results of Operations


PART II. Other Information                                                   9

         Signatures                                                         10


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)

                                                                   December 28,   March 30,
                                   ASSETS                              1996         1996
                                                                   ------------   ---------

Current assets:
  Cash and short term investments................................  $ 16,571       $ 13,434
  Accounts receivable, less allowance of $943 at December 28,
   1996 and $984 at March 30, 1996...............................    67,429         60,326
  Inventories....................................................    46,780         56,729
  Current investment in sales-type leases, net...................    13,227         11,020
  Deferred tax asset.............................................    10,911         10,911
  Other prepaid and current assets...............................     8,386          6,459
                                                                   -----------------------
      Total current assets.......................................   163,304        158,879
                                                                   -----------------------
Property, plant and equipment....................................   188,227        160,824
  Less accumulated depreciation..................................    86,057         74,408
                                                                   -----------------------
Net property, plant and equipment................................   102,170         86,416
Other assets:
  Investment in sales-type leases, net...........................    27,146         21,428
  Distribution rights, net.......................................    11,190         12,418
  Other assets, net..............................................     8,081          8,677
                                                                   -----------------------
      Total other assets.........................................    46,417         42,523
                                                                   -----------------------
      Total assets...............................................  $311,891       $287,818
                                                                   =======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt.........  $ 12,354       $  3,378
  Accounts payable...............................................    19,167         16,909
  Accrued payroll and related costs..............................     7,635          8,305
  Accrued income taxes...........................................     8,855          8,345
  Other accrued expenses.........................................     8,196          9,502
                                                                   -----------------------
      Total current liabilities..................................    56,207         46,439
                                                                   -----------------------
Deferred income taxes............................................     9,382          9,253
Long-term debt, net of current maturities........................    12,818         15,156
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
   Issued - 29,005,153 at December 28, 1996;
   28,770,346 shares at March 30, 1996...........................       290            288
  Additional paid-in capital.....................................    55,155         52,355
  Retained earnings..............................................   207,782        182,707
  Cumulative translation adjustments.............................     2,078          7,387
                                                                   -----------------------
  Stockholders' equity before treasury stock.....................   265,305        242,737
    Less: treasury stock - 1,942,483 shares at cost at December
     28, 1996 and 1,607,354 shares at cost at March 30, 1996.....    31,821         25,767
                                                                   -----------------------
      Total stockholders' equity.................................   233,484        216,970
                                                                   -----------------------
      Total liabilities and stockholders' equity.................  $311,891       $287,818
                                                                   =======================


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - in thousands, except per share data)

                                                 Three Months Ended              Nine Months Ended
                                            ----------------------------    ----------------------------
                                            December 28,    December 30,    December 28,    December 30,
                                                1996            1995            1996            1995
                                            ------------    ------------    ------------    ------------

Net revenues..............................  $76,550         $69,858         $226,482        $207,766
Cost of goods sold........................   38,468          30,738          106,174          92,764
                                            --------------------------------------------------------
Gross profit..............................   38,082          39,120          120,308         115,002

Operating expenses:
  Research and development................    4,620           4,938           14,338          13,742
  Selling, general and administrative.....   23,121          20,422           68,584          60,216
                                            --------------------------------------------------------
      Total operating expenses............   27,741          25,360           82,922          73,958
                                            --------------------------------------------------------

Operating income..........................   10,341          13,760           37,386          41,044

Interest  expense.........................     (396)           (587)          (1,281)         (1,890)
Interest income...........................      678             488            2,099           1,549
Other income, net.........................      178              (1)             383             546
                                            --------------------------------------------------------

Income before provision for income taxes..   10,801          13,660           38,587          41,249

Provision for income taxes................    3,781           4,774           13,496          14,423
                                            --------------------------------------------------------

Net income................................  $ 7,020         $ 8,886         $ 25,091        $ 26,826
                                            ========================================================

NET INCOME PER SHARE......................  $  0.26         $  0.32         $   0.91        $   0.97
                                            ========================================================

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING............   27,361          27,743           27,580          27,766


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited - in thousands)

                                    Common Stock    Additional                          Cumulative       Total
                                    ------------      Paid-in    Retained   Treasury    Translation   Stockholders'
                                    Shares   $'s      Capital    Earnings    Stock      Adjustment       Equity
                                    ------   ---    ----------   --------   --------    -----------   -------------

Balance March 30, 1996............  28,770   $288   $52,355      $182,707   $(25,767)   $ 7,387       $216,970

Exercise of stock options.........     235      2     2,800           - -        - -        - -          2,802
Employee stock purchase plan......     - -    - -       - -           - -        275        - -            275
Treasury stock....................     - -    - -       - -            (9)    (6,329)       - -         (6,338)
Net income........................     - -    - -       - -        25,091        - -        - -         25,091
Translation adjustment............     - -    - -       - -            (7)       - -     (5,309)        (5,316)
                                    --------------------------------------------------------------------------

Balance December 28, 1996.........  29,005   $290   $55,155      $207,782   $(31,821)   $ 2,078       $233,484
                                    ==========================================================================



The accompanying notes are an integral part of these consolidated financial statements.



                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)

                                                               Nine Months Ended
                                                              -------------------
                                                              Dec 28,     Dec 30,
                                                               1996        1995
                                                              -------     -------

Cash flows from operating activities:
  Net income................................................  $ 25,091    $ 26,826
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...........................    10,340      12,592
    (Increase) decrease in deferred income taxes............       140        (213)
    Increase in accounts receivable, net....................    (8,811)     (3,080)
    Decrease in inventories.................................     9,249         782
    Increase in sales-type leases...........................    (8,180)       (467)
    (Increase) decrease in other assets.....................    (2,622)      3,748
    Increase in accounts payable,
     accrued expenses and deferred revenues.................       502       5,349
                                                              --------------------
      Total adjustments.....................................       618      18,711
                                                              --------------------
    Net cash provided by operating activities...............    25,709      45,537
                                                              --------------------
Cash flows from investing activities:
  Capital expenditures on property,
   plant and equipment,  net................................   (26,688)    (12,904)
  DHL asset acquisition.....................................       ---      (6,189)
                                                              --------------------
    Net cash used in investing activities...................   (26,688)    (19,093)
                                                              --------------------
Cash flows from financing activities:
  Payments on long-term real estate mortgage................      (142)       (113)
  Net increase (decrease) in short-term revolving
   credit agreements........................................     9,462      (2,966)
  Net decrease in long-term revolving
   credit agreements........................................      (741)    (11,172)
  Exercise of stock options.................................     2,802       2,187
  Employee stock purchase plan..............................       275         333
  Purchase of treasury stock................................    (6,338)     (4,896)
                                                              --------------------
    Net cash provided by (used in) financing activities.....     5,318     (16,627)
                                                              --------------------

Effect of exchange rates on cash............................    (1,202)       (133)
                                                              --------------------
Net increase in cash........................................     3,137       9,684
Cash at beginning of period.................................    13,434       4,230
                                                              --------------------
Cash at end of period.......................................  $ 16,571    $ 13,914
                                                              ====================
Supplemental disclosures of
 cash flow information:
  Interest paid.............................................  $  1,841    $  1,515
                                                              ====================
  Income taxes paid, net of refunds.........................  $ 14,395    $ 13,788
                                                              ====================


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

      At December 28, 1996 the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) for U.S. dollars totaling $117.1 million. Of that balance, $66.5 million represented contracts for terms of 30 days or less. Net unrealized gains from hedging firm sales commitments, based on current spot rates, were $4.2 million at December 28, 1996. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized.

3.  INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:

                                    December 28,    March 30,
                                       1996           1996
                                    ------------    ---------
                                         (in thousands)

              Raw materials         $ 7,487         $ 6,727
              Work-in-process         4,164           6,699
              Finished goods         35,129          43,303
                                    -----------------------
                                    $46,780         $56,729
                                    =======================

4.  NET INCOME PER SHARE

      Net income per share data is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method).


Management's Discussion and Analysis of
Financial Condition and Results of Operations

Three Months Ended December 28, 1996 Compared to Three Months Ended December 30, 1995

      Net revenues in 1996 increased 10% to $76.6 million from $69.9 million in 1995. Worldwide disposable sales increased approximately 10% due to growth in both the domestic and international markets. Sales of disposables products accounted for approximately 89% of net revenues for each of the three month periods ended December 28, 1996 and December 30, 1995.
Worldwide equipment sales increased approximately 10% due to growth in the domestic surgical market. International sales accounted for approximately 61% and 62%, respectively, of net revenues for the three months ended December 28, 1996 and December 30, 1995.

      Gross profit in 1996 decreased 3% to $38.1 million from $39.1 million in the same period of 1995. As a percentage of net revenues, gross profit decreased 6.3% to 49.7% in 1996 from 56.0% in 1995. This decrease was approximately equally attributable to four factors: 1)a shift in the mix of product sales from the higher margin surgical disposable products to the lower margin commercial plasma disposable products, 2) pricing pressures created by the managed care marketplace, 3) the start up of the Company's services business in the second quarter of the current year and 4) the strengthening of the dollar. The Company does not see any change in these trends in the near term.

      The Company expended $4.6 million in 1996 on research and development (6.0% of net revenues) and $4.9 million in the same period of 1995 (7.1% of net revenues).

      Selling, general and administrative expenses increased to $23.1 million in 1996 from $20.4 million in 1995 and increased as a percentage of net revenues to 30.2% from 29.2%. The increase resulted primarily from start up costs for the Company's domestic service business and worldwide regulatory costs incurred for red cell apheresis.

      Operating income, as a percentage of net revenues, decreased 6.2% to 13.5% in 1996 from 19.7% in 1995. Approximately $2.0 million of the $4.7 million operating income shortfall was attributable to the start up of the Company's services business. The remainder of the shortfall was due equally to pricing pressures created by the managed care marketplace and the strengthening of the dollar.

      Interest expense decreased in 1996 to $0.4 million from $0.6 million in the same period of 1995 due to a decrease in both the average borrowings and borrowing rates. Interest income increased in 1996 to $0.7 million from $0.5 million in 1995 resulting from an increase in the Company's investment in sales-type leases.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income for the third quarters of 1996 and 1995.


Nine Months Ended December 28, 1996 Compared to Nine Months Ended December 30, 1995

      Net revenues in 1996 increased 9% to $226.5 million from $207.8 million in 1995. Worldwide disposable sales increased 7.8% due to growth in international markets. Sales of disposables products accounted for approximately 88% and 89%, respectively, of net revenues for the nine months ended December 28, 1996 and December 30, 1995. Worldwide equipment sales increased 18.4% due to growth in both the domestic blood bank and surgical markets. International sales accounted for approximately 63% and 61%, respectively, of net revenues for the nine months ended December 28,1996 and December 30, 1995.

      Gross profit in 1996 increased to $120.3 million from $115.0 million in 1995. As a percentage of net revenues, gross profit declined 2.3% to 53.1% in 1996 from 55.4% in 1995. The majority of the decrease was attributable to pricing pressures over all three businesses. The surgical business felt the largest impact as a result of managed care. The shift in the mix of product sales from the higher margin surgical disposable products to the lower margin commercial plasma disposable products and the start up of the Company's services business in the second quarter of the current year also contributed to the gross profit shortfall. The impact of these last two factors was partially offset by the favorable effect of currency on a year to date comparison.

      The Company expended $14.3 million in 1996 on research and development (6.3% of net revenues) and $13.7 million in 1995 (6.6% of net revenues).

      Selling, general and administrative expenses were $68.6 million in 1996 and $60.2 million in 1995 and increased as a percentage of net revenues to 30.3% from 29.0%. The increase resulted from; 1) the start up costs for the Company's domestic service business, 2) the worldwide regulatory costs incurred for red cell apheresis and 3) the creation of a centralized distribution center in Europe.

      Operating income as a percentage of net revenues, decreased 3.3% to 16.5% in 1996 from 19.8% in 1995. Approximately $3.0 million of the $7.5 million operating income shortfall was attributable to the start up of the Company's services business.

      Interest expense decreased in 1996 to $1.3 million from $1.9 million in 1995 due to both a decrease in average borrowing levels and borrowing rates. Interest income increased in 1996 to $2.1 million from $1.5 million in 1995 resulting from an increase in the Company's investment in sales-type leases.

      The provision for income taxes remained constant at 35% of pretax income in 1996. The annualized rate for the full 12 months of fiscal 1997 will be approximately 35%.

Liquidity and Capital Resources

      The Company historically has satisfied its cash requirements principally from internally generated cash flow, stock offerings, and bank borrowings. During the nine months ended December 28, 1996, the Company generated $25.7 million in cash flow from operating activities compared to $45.5 million in cash flow from operating activities for the nine months ended December 30, 1995. This decrease of $19.8 million in operating cash flow was primarily a result of growth in the business as seen by increases in accounts receivables, sales type leases and other trade liabilities. Financing activities, particularly an increase in revolving credit agreements generated an additional $8.7 million of cash for the nine months ended December 28, 1996. The Company's need for funds is derived primarily from capital expenditures, treasury stock purchases, and an increase in accounts receivables and sales type leases. During the nine months ended December 28, 1996, net cash used for capital expenditures was $26.7 million related to equipment utilized in the U.S. commercial plasma business, the blood bank services business and investments in facilities and manufacturing equipment. Increased accounts receivable and sales type leases utilized net cash from operations of $17.0 million. Lastly, treasury stock purchases
utilized approximately $6.0 million of cash from financing activities.   The
Company plans that committed bank lines, combined with internally generated funds, will be sufficient to meet anticipated liquidity and capital needs over the foreseeable future.

      At December 28, 1996 the Company had working capital of $107.1 million.



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

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a).  Exhibits

         The following exhibits will be filed as part of this form 10-Q:

             Exhibit 10AI First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburg, Pennsylvania.

             Exhibit 27     Financial Data Schedule


         (b).  Reports on Form 8-K.

         None


                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 HAEMONETICS CORPORATION



Date:   2-5-97                   By: /s/ John F. White
      ----------                     --------------------------------
                                     John F. White, Chairman, President
                                     and Chief Executive Officer

Date:   2-4-97                   By: /s/ Brigid A. Makes
      ----------                     --------------------------------
                                     Brigid A. Makes,  Chief Financial Officer,
                                     (Principal Financial Officer)