Form 10-K
period 1997-03-29
HAEMONETICS CORP
filed 1997-06-06
CIK 313143

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 29, 1997.     Commission file number 1-10730

                             --------------------

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


          Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
            Title of each class                   on which registered
        ----------------------------            -----------------------

        Common stock, $.01 par value            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]     No   [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.        [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of May 22, 1997, was approximately $392,000,000.

      The number of shares of the registrant's common stock, $ .01 par value, outstanding as of May 22, 1997 was 26,798,219.

                             --------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting to be held July 18, 1997.



                               TABLE OF CONTENTS


                                                                                                      Page Number
                                                                                                      -----------

Item 1.    Business..............................................................................          3
           (a) New Developments in the Business..................................................          3
           (b) General Development of the Business...............................................          4
           (c) Financial Information about Industry Segments.....................................          4
           (d) Narrative Description of Business.................................................          4
           (e) Financial Information about Foreign and Domestic Operations and Export Sales......         11
Item 2.    Properties............................................................................         11
Item 3.    Legal Proceedings.....................................................................         11
Item 4.    Submission of Matters to a Vote of Security Holders...................................         12
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.............         12
Item 6.    Selected Consolidated Financial Data..................................................         13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................         14
Item 8.    Financial Statements and Supplementary Data...........................................         17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure...........................................................................         33
Item 10.   Directors and Executive Officers of the Registrant....................................         33
           (a) Identification of Directors.......................................................         33
           (b) Identification of Executive Officers..............................................         33
Item 11.   Executive Compensation................................................................         34
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................         34
Item 13.   Certain Relationships and Related Transactions........................................         34
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................         34
           (a) Financial Statements..............................................................         34
           (b) Reports on Form 8-K...............................................................         34
           (c) Exhibits..........................................................................         34


ITEM 1. BUSINESS

(a) New Developments in the Business.

   FDA Developments

      In April 1997, Haemonetics ("the Company") received marketing clearance from the FDA to market its proprietary two-unit red blood cell collection protocol for homologous (typically volunteer) donors. This follows the clearance given in April 1996 to market the two-unit red cell collection protocol for patients donating blood for their own surgical use and the clearance given in October 1995 to market the one-unit red cell and two-unit plasma protocol for the entire donor population. These protocols allow blood centers to replace labor-intensive manual collection methods for red blood cells with highly efficient automated apheresis systems while producing a more consistent red blood cell transfusion unit. In addition, Haemonetics is the first to provide its customers with the ability to collect two transfusable units of red blood cells from a single donor. Two unit red cell collection saves blood banks precious dollars and labor in testing, labeling, handling and distribution requirements.

      In June 1996, Haemonetics received marketing clearance from the FDA to market its MCS(R) and MCS(R)+ apheresis systems for use in Therapeutic Plasma Exchange. Therapeutic Plasma Exchange is the replacement of a patient's plasma with either fresh frozen plasma or albumin. This medical procedure is prescribed for an increasing number of indications, including autoimmune diseases such as Thromobotic Thrombocytopenic Purpura (TTP), Myasthenia Gravis and Guillian-Barre. The typical patient receives multiple treatments over weeks or months and, in some cases, years.

   New Business Developments

      In April 1997, Haemonetics announced the acquisition of the assets of the Tri-Counties Blood Bank, headquartered in Santa Barbara, California. The acquisition is subject to review and approval by the attorney general of the state of California. If approved, Tri-Counties will be operated as a wholly owned subsidiary of Haemonetics. All regulatory licensees owned by Tri-Counties will be included among the assets transferred, so through Tri-Counties Blood Bank, Haemonetics will be fully licensed to collect and distribute blood components. This acquisition is another significant step in the expansion of Haemonetics' blood products and service business in the U.S.

      In October 1996, Haemonetics announced the formation of three key relationships with blood bank customers as part of the Company's blood bank service strategy. Two relationships took the form of management service agreements. The agreements were between the Company and the Oklahoma Blood Institute, a leading blood center in Oklahoma City, Oklahoma and between the Company and the New England Medical Center, a major tertiary care hospital in Boston, Massachusetts. Under these management service agreements, the Company is responsible to provide donor recruitment, component collection and distribution services to blood bank customers. For these services, the Company receives a fee for each blood component collected. The Company records this fee as revenue. The cost of the disposable kit and all other costs, direct and indirect, of producing the product are deducted from the fee revenue to arrive at the operating margin of the blood component. The centers operate under the responsible head and license of the partner. The third relationship took the form of a 50/50 joint venture between the Company and the San Diego Blood Bank to form Pacific Blood Services in Orange County, California.

      The vertical integration of the Company into blood component collection through the development of the service business allows the Company to provide its partner with the Company's state of the art apheresis technology and financial and management resources. This in turn will allow these partners the ability to provide their communities, higher quality blood products at lower cost. This is critical given the pressures inflicted by managed care. Further, Haemonetics' involvement will help drive acceptance of its revolutionary red cell technology which is critical to the success of total apheresis, the automated collection of transfusable units of any of the blood's components; red cells, platelets or plasma.

      In October 1996, Haemonetics announced a distribution agreement for its CollectFirst(R) system. Under this agreement, DePuy Orthopedics will be the exclusive distributor of the CollectFirst(R) system in the U.S. and Canadian orthopedics market. Haemonetics will continue to manufacture these products and distribute them outside of the U.S. into the orthopedics market. The CollectFirst(R) autologous blood collection system allows continual collection, filtration and reinfusion of salvaged blood. This system offers versatility to the physician through its ability to be used either for direct reinfusion or with the Cell Saver(R) system for washing of the collected red blood cells.

(b) General Development of the Business.

      Haemonetics Corporation was incorporated in Massachusetts in 1985. The terms "Haemonetics" and the "Company" as used herein include its subsidiaries and its predecessor where the context so requires.

      Haemonetics was founded in 1971 and became a publicly owned company for the first time in 1979. In August 1983, Haemonetics was acquired by American Hospital Supply Corporation ("AHS"). In connection with the acquisition of AHS by Baxter Travenol Laboratories, Inc. in 1985, Baxter Travenol divested Haemonetics to address antitrust concerns related to the acquisition. Haemonetics was purchased in December 1985 by investors that included two of the Company's present executive officers (John F. White and James L. Peterson),
E. I. du Pont de Nemours and Company ("Du Pont"), and other present and former employees of the Company. In May 1991, the Company completed an Initial Public Offering, at which time Du Pont divested its entire interest in the Company.

      Haemonetics is engaged in the manufacture of both automated systems for the collection, processing and surgical salvage of blood and in the manufacture of blood components through its service business. Since the development of its first proprietary cell washing system in 1971, the Company has pioneered a family of innovative systems and technologies for blood processing. The Company's business is focused on surgical blood salvage, blood component therapy, automated red cell and plasma collection. Haemonetics' blood processing systems consist of proprietary disposable sets driven by specialized equipment. The Company's equipment employs over 100 different sterile, single-use disposable products. The Company markets its products to hospitals, independent blood banks, commercial plasma fractionators and national health organizations in over 50 countries.

(c) Financial Information about Industry Segments.

      The Company reports the results of its operations for only one industry segment.

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

      The practice of modern medicine relies on the availability of a safe and adequate blood supply and the ability to treat a deficiency in one or more of the above components. These deficiencies can be related to hereditary disorders (e.g., hemophilia), serious injury or major surgery (e.g., open heart surgery).

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

      Haemonetics, which pioneered the first autologous blood transfusion system, has developed a full line of products to address the needs of the surgical blood salvage market. The core product line, the Cell Saver(R) autologous blood recovery system, reduces the patient's dependence on homologous red cell transfusions and leads to more rapid delivery of higher quality, compatible blood to the surgical patient intra- and post-operatively. An extension of this product line is the HaemoLite(R) autologous blood recovery system, an automated portable system which requires limited operator monitoring and is designed for lower blood loss procedures. The CollectFirst(R) autologous blood collection system allows continual collection, filtration and reinfusion of salvaged blood. This system offers versatility to the physician through its ability to be used either for direct reinfusion or with the Cell Saver(R) system for washing of the collected red blood cells.

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

      Traditionally, platelets for therapeutic use have been derived from the manual separation of platelets from blood obtained through whole blood donations. However, platelets constitute a very small portion of an individual's total blood volume. Hence, a single unit of whole blood contains only one-sixth to one-eighth the quantity of platelets required for a therapeutically useful dosage. As a result, the medical community has had to rely on platelet pooling (the merging of platelets from multiple donors) to obtain a volume of platelets sufficient for therapeutic treatment, thus amplifying the risk of transmission of blood-borne disease or adverse reaction.

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

      Commercial plasma collection firms in the United States pay donors for their plasma and then fractionate the collected plasma themselves and sell the resultant protein products or sell the collected plasma worldwide for fractionation purposes. Outside the United States, virtually every industrialized nation has expressed the desire to increase their access to the plasma market worldwide due to the ever growing need for the plasma-based therapeutic products and their desire to improve the quality of their country's blood products. The increased appeal of more efficient, user-friendly automated systems are leading to conversion from manual to automated plasma collection techniques.

      The Haemonetics automated plasma collection systems, PCS(R) and PCS(R)2, shorten the collection procedure to approximately forty minutes from ninety minutes required for manual collection. Donor safety is also increased as the donor is never separated from his or her own blood, eliminating the risk that exists in manual collection of having the wrong red cells returned to the donor. The PCS(R) and PCS(R)2 systems also yield a higher quality plasma than manual methods, since a smaller amount of anticoagulant is needed and the donor is not given any intravenous fluids to dilute his or her native plasma.

      Haemonetics has aggressively pursued the conversion of commercial plasma collection firms from manual methods to the Company's automated PCS(R) systems. Under contracts with Alpha Therapeutics, Bayer and Centeon, the Company has agreed to install and service its PCS(R) and PCS(R)2 systems free of charge to certain plasma collection centers operated by these parties. These fractionators, in turn, have agreed to purchase certain minimum numbers of processing chambers from Haemonetics.

      Plasma collection from volunteer donors is undergoing dramatic changes due to greater focus on the quality, safety and cost of plasma-based therapeutic products. The Company has been the primary supplier of automated plasma collection systems to the national blood collection programs of Japan, France, Sweden, Canada and the United Kingdom. During fiscal year ended March 29, 1997, the Company began shipping plasma collection machines to China.

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

      Haemonetics has extended its MCS(R)+ system product line to offer systems for the apheresis collection of red blood cells. The Company's red blood cell apheresis systems automate the manual red blood cell collection process, producing a more consistent red cell transfusion unit and eliminating the lengthy secondary handling and processing steps. In addition, by collecting red blood cells in multiple units or together with other apheresis products such as plasma, the blood center can meet its collection requirements more efficiently and make better use of a shrinking donor base.

   Revenue Detail

      In the year ended March 29, 1997, sales of disposable products accounted for approximately 87% of net revenues. Sales of disposable products by the Company were 10% higher in 1997 than in 1996 and grew at a compound average annual growth rate of 8% for the three years ended March 29, 1997. There can be no assurance that sales of disposable products will continue to grow at this rate. Growth in sales of disposables is related to increases in installed equipment in use, as well as increased utilization rates of the Company's equipment. Service revenues, which are included as part of disposables revenues, accounted for approximately 2.7% of the Company's net revenues during the year ended March 29, 1997. Approximately 75% of service revenues for the year ended March 29, 1997 were generated from fees earned for the collection of blood products through the Company's service business. The remaining 25% of service revenues for the year ended March 29, 1997 were generated from equipment repairs performed under preventive maintenance contracts or emergency service billings.

      Sales of equipment accounted for approximately 13% of net revenues in fiscal 1997 and approximately 12% in fiscal 1996. Variations in the level of the Company's sales of equipment are likely to occur from year to year and quarter to quarter. These variations reflect the buying cycles of the Company's customers and, in particular, the level of equipment purchases by the national blood organizations in Europe, Japan and other countries that are implementing programs for national self-sufficiency in blood products with the use of the Company's products.

Marketing/Sales/Distribution

      Haemonetics markets and sells its products to hospitals, independent blood banks, commercial plasma collection centers and national health organizations through its own direct sales force in North America, Western Europe and Japan. This sales force is composed of full-time sales representatives and clinical specialists based in the United States, United Kingdom, Germany, France, Sweden, The Netherlands, Denmark, Italy, Australia, Austria, Hong Kong, Canada, Japan, Switzerland and Belgium. These sales representatives and clinical specialists interact with physicians, surgeons and nurses to promote and sell Haemonetics' products and services, approximately 40% focusing on the surgical blood salvage market and the remainder on the combination of the Company's other markets. The clinical specialists assist the Company's sales force and customers through demonstrations and training.

      Haemonetics distributes its disposable Cell Saver(R) products in North American cardiovascular hospitals primarily through the Bentley Laboratories division of Baxter International, Inc. ("Bentley"). In addition, Haemonetics distributes its CollectFirst(R) autologous blood collection system in the United States and Canada through DePuy Orthopedics. These relationships give Haemonetics valuable additional exposure to the important North American cardiovascular and orthopedic markets. In addition, Haemonetics uses numerous distributors to market its products in South America, Eastern Europe, the Middle East and the Far East.

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

Research and Development

      The development of extracorporeal blood processing systems has required that Haemonetics develop technical expertise in mechanical engineering, electrical engineering, software engineering and materials engineering. The Company's mechanical engineers design pumps, valves, equipment packaging, centrifuge rotors and disposable plastic components (i.e., harness sets and processing chambers). The Company's electrical engineers design sensors (optical, ultrasonic, pressure, weight, speed), motors, control circuits, driver circuits, computers and display systems. The Company's software electrical engineers create programs that use input data from sensors to control the actuation of mechanical components used to collect or manipulate the blood components. The materials engineers monitor products' biocompatibility and clinical performance and work with major raw materials and tooling vendors. Innovations resulting from these efforts will allow the Company to develop systems that are faster, smaller and more user-friendly or that incorporate additional features important to its customer base.

      Haemonetics operates research and development centers in Switzerland, Japan and the United States, so that protocol variations are incorporated that closely match local customer requirements. For the past three fiscal years, the Company's expenditures for research and development were $19.0 million, $18.5 million and $16.7 million, respectively. All research and development costs are expensed as incurred. The Company expects to continue to invest substantial resources in research and development.

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

      Production begins with injection, molding or extrusion of plastic parts. Molding tools qualified to ensure specified tolerances and reproducibility. Each step of the subsequent manufacturing and assembly processes is qualified and validated. Critical process steps and materials are documented to ensure that every unit produced consistently meets performance requirements.

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

   Equipment

      Each Haemonetics blood processing machine is designed in-house and assembled from components that are either manufactured by the Company or manufactured by others to Company specifications. Many critical mechanical assemblies are machined and fabricated utilizing the Company's own process control procedures. The completed instruments are programmed, calibrated and tested to ensure compliance with the Company's engineering and quality assurance specifications. Throughout the manufacturing process, inspection checks are made to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, detailed vendor qualification requirements are met and verified through focused incoming inspection programs. Approximately 99% of the Company's equipment, including all new systems, is manufactured by Haemonetics. The remainder, consisting entirely of established products, is manufactured for the Company by an outside contractor.

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

      In the red cell market, the Company has pioneered automated collection. Currently the sole provider of automated systems for red cell collection, the Company competes with traditional methods of collecting and separating whole blood on the basis of total cost, process control, product quality, and inventory management.

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

      The Company maintains customer complaint files, records all lot numbers of disposable products and conducts periodic audits to assure compliance with FDA regulations. The Company places special emphasis on customer training and advises all customers that blood processing procedures should be undertaken only by qualified personnel.

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

Employees

      As of March 29, 1997, Haemonetics employed 1,526 persons assigned to the following functional areas: manufacturing, 819; sales and marketing, 235; general and administrative, 135; research and development, 86; quality control and field service, 121; and blood bank services, 130. The Company considers its employee relations to be satisfactory.

(e) Financial Information about Foreign and Domestic Operations and Export
Sales.

      The information required by this item is included in Part II of this report in footnote 10 of the financial statements, page 31.

ITEM 2. PROPERTIES

      The Company owns its main facility, which is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 72,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 63,000 square feet for administrative and research and development activities and 10,000 square feet available for expansion.

      The Company leases an 81,850 square foot facility in Pittsburgh, Pennsylvania. This facility is used for warehousing, distribution of the products and, as of November of 1991, manufacturing operations. Annual lease expense is $280,056 for this facility.

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

      In August 1995, the Company purchased a facility in Union, South Carolina. This facility will be used for the manufacture of solutions to support the Company's component therapy and plasma businesses once approval to do so is received from the FDA. The Company is presently engaged in the lengthy process of seeking such approval. The Company expects approval to take approximately two years. The facility and land were acquired for a cost of $2,423,000. The facility is approximately 57,700 square feet.

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

      None.

Executive Officers of the Registrant

      The information concerning the Company's Executive Officers required by this item is incorporated by reference to the section in Part III hereof entitled "Directors and Executive Officers of the Registrant."


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                           Summary of Quarterly Data
                                  (unaudited)
                       (in thousands, except share data)


                                        1997 Quarter Ended                              1996 Quarter Ended
                            -------------------------------------------    ---------------------------------------------
                            June 29,   Sept. 28,   Dec. 28,   March 29,     July 1,   Sept. 30,    Dec. 30,    March 30,
                              1996       1996        1996       1997         1995       1995         1995        1996
                            --------   ---------   --------   ---------    --------   ---------    --------    ---------

Net revenues..............  $ 75,506   $ 74,426    $ 76,550   $ 83,335     $ 68,775   $ 69,133     $ 69,858    $ 70,450
Gross profit..............    42,316     39,910      38,082     39,453       37,317     38,565       39,120      39,611
Operating income..........    14,147     12,898      10,341     11,065       13,560     13,724       13,760      13,327
Net income................     9,422      8,649       7,020      7,879        8,740      9,200        8,886       9,099

Net income per share......  $   0.34   $   0.31    $   0.26   $   0.29     $   0.32   $   0.33     $   0.32    $   0.33

      Haemonetics' common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the high and low of the daily sales prices, which represent actual transactions as reported by the New York Stock Exchange.

                                         1997 Quarter Ended                            1996 Quarter Ended
                            -------------------------------------------    ------------------------------------------
                            June 29,   Sept. 28,   Dec. 28,   March 29,    July 1,   Sept. 30,   Dec. 30,   March 30,
                              1996       1996        1996       1997        1995       1995       1995       1996
                            --------   ---------   --------   ---------    -------   ---------   --------   ---------

Market price of
  Common Stock
  High....................   21-3/4     21-3/8      21-1/4     19-1/2      19-3/8     23-1/8      23         18

  Low.....................   16-5/8     17-1/4      16-5/8     16          12-7/8     18-3/8      16-5/8     16-1/4

      There were approximately 639 holders of record of the Company's common stock as of May 22, 1997.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                                TEN-YEAR REVIEW
                       (in thousands, except share data)

Summary of
Operations                        1997      1996      1995      1994      1993      1992      1991      1990     1989       1988
----------                      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Net revenues................... $309,817  $278,216  $262,416  $248,449  $216,286  $176,419  $157,332  $124,363  $115,244  $ 91,409
Cost of goods sold.............  150,056   123,603   117,561   104,879    97,296    85,524    82,656    62,322    54,611    42,840
                                --------------------------------------------------------------------------------------------------
Gross profit...................  159,761   154,613   144,855   143,570   118,990    90,895    74,676    62,041    60,633    48,569
                                --------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development.....   18,974    18,467    16,729    15,786    13,589    10,478     8,386     5,776     5,226     4,799
  Selling, general and
   administrative..............   92,336    81,775    75,748    75,940    63,576    50,517    42,452    34,940    34,783    26,724
                                --------------------------------------------------------------------------------------------------

Total Operating Expenses.......  111,310   100,242    92,477    91,726    77,165    60,995    50,838    40,716    40,009    31,523
                                --------------------------------------------------------------------------------------------------

Operating income...............   48,451    54,371    52,378    51,844    41,825    29,900    23,838    21,325    20,624    17,046
Other income/(expense), net....    2,257       883       192    (1,050)   (1,839)   (2,222)   (2,927)   (4,491)   (2,822)     (263)
                                --------------------------------------------------------------------------------------------------

Income before provision for
 income taxes..................   50,708    55,254    52,570    50,794    39,986    27,678    20,911    16,834    17,802    16,783
Provision for income taxes.....   17,738    19,329    18,925    19,305    15,231     9,687     7,110     5,455     6,272     6,782
                                --------------------------------------------------------------------------------------------------

Net income..................... $ 32,970  $ 35,925  $ 33,645  $ 31,489  $ 24,755  $ 17,991  $ 13,801  $ 11,379  $ 11,530  $ 10,001
                                ==================================================================================================

Earnings per share:
  Net income................... $   1.20  $   1.30  $   1.18  $   1.09  $   0.87  $   0.63  $   0.50  $   0.41  $   0.42  $   0.36
Weighted average number of
 common and common
 equivalent shares.............   27,451    27,722    28,443    28,802    28,612    28,342    27,554    27,554    27,554    27,554
                                ==================================================================================================
Financial and
Statistical Data:                 1997      1996      1995      1994      1993      1992      1991      1990      1989      1988
-----------------               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Working capital................ $ 94,045  $112,440  $108,459  $ 81,504  $ 63,431  $ 40,919  $ 29,471  $ 27,233  $ 30,369  $ 19,668
                                --------------------------------------------------------------------------------------------------

Current ratio..................      2.3       3.4       3.2       2.7       2.6       2.1       1.8       1.8       2.4       1.7

Property, plant and equipment,
 net........................... $103,610  $ 86,416  $ 82,059  $ 68,342  $ 56,015  $ 46,751  $ 42,300  $ 36,214  $ 23,267  $ 20,403
                                --------------------------------------------------------------------------------------------------

Capital expenditures........... $ 32,048  $ 19,710  $ 24,907  $ 22,891  $ 17,595  $ 11,373  $ 12,975  $ 17,538  $  7,314  $  7,616
Depreciation and amortization.. $ 12,269  $ 13,143  $ 13,711  $ 10,720  $  8,517  $  6,954  $  6,996  $  4,561  $  3,494  $  4,569
                                --------------------------------------------------------------------------------------------------

Total assets................... $323,546  $287,818  $280,509  $230,684  $187,755  $144,846  $117,754  $110,630  $ 87,752  $ 68,399
Total debt..................... $ 29,526  $ 18,534  $ 33,392  $ 14,278  $ 13,562  $ 24,098  $ 24,805  $ 33,903  $ 28,588  $ 14,792
                                --------------------------------------------------------------------------------------------------

Stockholders' equity........... $225,274  $216,970  $193,177  $160,776  $126,650  $ 90,581  $ 67,543  $ 54,083  $ 42,415  $ 31,627
Return on average equity.......     14.9%     17.5%     19.0%     21.9%     22.8%     22.8%     22.7%     23.6%     31.1%     37.8%
Debt as a % of stockholders'
 equity........................     13.1%      8.5%     17.3%      8.9%     10.7%     26.6%     36.7%     62.7%     67.4%     46.8%
                                --------------------------------------------------------------------------------------------------

Number of employees............    1,526     1,251     1,282     1,109     1,002       965       923       810       742       780
Net revenues per employee...... $    203  $    222  $    205  $    224  $    216  $    183  $    170  $    154  $    155  $    117
                                --------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

      The table outlines the components of the consolidated statements of income as a percentage of net revenues:

                                                          Percentage of Net Revenues              Percentage Increase
                                                -----------------------------------------------   -------------------
                                                  Year Ended       Year Ended      Year Ended
                                                March 29, 1997   March 30, 1996   April 1, 1995    1997/96   1996/95
                                                --------------   --------------   -------------    -------   -------

Net revenues..................................      100.0%           100.0%          100.0%         11.4%      6.0%
Cost of goods sold............................       48.4             44.4            44.8          21.4       5.1
                                                    ---------------------------------------------------------------
Gross profit..................................       51.6             55.6            55.2           3.3       6.7
Operating expenses:
  Research and development....................        6.2              6.6             6.4           2.7      10.4
  Selling, general and administrative.........       29.8             29.5            28.8          12.9       8.0
                                                    ---------------------------------------------------------------
      Total operating expenses................       36.0             36.1            35.2          11.0       8.4
                                                    ---------------------------------------------------------------
Operating income..............................       15.6             19.5            20.0         (10.9)      3.8
                                                    ---------------------------------------------------------------
Interest expense..............................       (0.6)            (0.8)           (0.7)        (24.6)     26.4
Interest income...............................        1.0              0.8             0.9          40.0     (17.6)
Other income (expense), net...................        0.4              0.4            (0.2)         (3.9)    321.9
                                                    ---------------------------------------------------------------
Income before provision for income taxes......       16.4             19.9            20.0          (8.2)      5.1
Provision for income taxes....................        5.8              7.0             7.2          (8.2)      2.1
                                                    ---------------------------------------------------------------
Net income....................................       10.6%            12.9%           12.8%         (8.2%)     6.8%
                                                    ===============================================================

   1997 compared to 1996

      Net revenues in 1997 increased 11.4% to $309.8 million from $278.2 million in 1996. Worldwide disposable sales increased approximately 10.2% due to growth in both the domestic and international markets. Sales of disposables products accounted for approximately 87% and 88% of net revenues for 1997 and 1996, respectively. Service revenues, which are included as part of disposables revenues, accounted for approximately 2.7% and 1.7% of the Company's net revenues for 1997 and 1996, respectively. Service revenues generated from fees earned for the collection of blood products through the Company's service business represented approximately 2.0% and .6% for 1997 and 1996 respectively. The balance of the service revenues in both years was generated from equipment repairs performed under preventive maintenance contracts or emergency service billings . Equipment sales increased approximately 19.5% due to growth in the domestic surgical market. International sales accounted for approximately 62% and 61% of net revenues for 1997 and 1996, respectively.

      Gross profit in 1997 increased to $159.8 million from $154.6 million in 1996. As a percentage of net revenues, gross profit percent decreased by 4.0% to 51.6% in 1997 from 55.6% in 1996. Approximately twenty-five percent of the decrease was due to the start up of the Company's service business. The majority of the decrease, over fifty percent, was due to the Company's higher manufacturing costs for more complex products and the pressure on product prices inflicted by managed care. The remaining decrease, under twenty percent, was due to the shift in sales from the higher margin surgical disposable products to the lower margin plasma disposable products. The Company does not see any change in these trends in the near term.

      The Company expended $19.0 million in 1997 on research and development (6.2% of net revenues) and $18.5 million in 1996 (6.6% of net revenues).

      Selling, general and administrative expenses increased to $92.3 million in 1997 from $81.8 million in 1996 and increased as a percentage of net revenues to 29.8% from 29.5%. The increase resulted primarily from start up costs associated with the Company's entry into the service business and worldwide regulatory costs incurred for red cell apheresis.

      Operating income, as a percentage of net revenues, decreased 3.9% to 15.6% in 1997 from 19.5% in 1996. Approximately twenty-five percent of the decrease was due to the start up of the Company's service business. The remainder of the decrease was primarily due to the Company's higher manufacturing costs for more complex products and the pressure on product prices inflicted by managed care. The Company does not see any change in these trends in the near term.

      Interest expense decreased in 1997 to $1.8 million from $2.3 million in 1996 due to a decrease in both the average borrowings and borrowing rates. Interest income increased in 1997 to $2.9 million from $2.1 million in 1996 resulting from an increase in the Company's investment in sales-type leases and higher average cash balances during the year.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income for 1997 and 1996.

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

      Gross profit in 1996 increased to $154.6 million from $144.9 million in 1995. As a percentage of net revenues, gross profit increased 0.4% to 55.6% in 1996 from 55.2% in 1995. The favorable manufacturing variance during the year accounts for 0.7% of the increase in gross profit. This was offset by a 0.3% decrease attributable to lower margins on domestic sales.

      The Company expended $18.5 million in 1996 on research and development (6.6% of net revenues) and $16.7 million in 1995 (6.4% of net revenues).

      Selling, general and administrative expenses were $81.8 million in 1996 and $75.7 million in 1995 due to increased staffing and related personnel costs in both the domestic and international markets.

      Interest expense increased in 1996 to $2.3 million from $1.8 million in 1995 due to increases in both the average level of borrowing during the year and in interest rates. Interest income decreased in 1996 to $2.1 million from $2.5 million in 1995 resulting from a decrease in the Company's average investment in sales-type leases of its equipment during the year. In 1996, other income, net, was $1.1 million compared to other expenses, net, of $0.5 million in 1995 due to the lower net costs of foreign exchange contracts.

      The provision for income taxes decreased as a percentage of pretax income to approximately 35.0% in 1996 from 36.0% in 1995, due to favorable tax treatment of certain international operations.

   Liquidity and Capital Resources

      The Company historically has satisfied its cash requirements principally from internally generated cash flow and bank borrowings. During the twelve months ended March 29, 1997, the Company generated $26.7 million in cash flow from operating activities compared to $54.8 million in cash flow from operating activities for the twelve months ended March 30, 1996. The Company's need for funds is derived primarily from capital expenditures, acquisitions, treasury stock purchases and working capital. During the twelve months ended March 29, 1997, net cash used for capital expenditures was $32.0 million related to equipment utilized in the U.S. commercial plasma business and manufacturing operations and investments in the Company's service businesses. The change in accounts receivable utilized net cash of $17.1 million and the increase in accounts payable, accrued expenses and deferred revenue provided $14.4 million in 1997. The increase in sales type leases utilized cash of $13.2 million attributable to growth in the plasma business worldwide. In 1997 the need for funds not satisfied by the internally generated cash flow was satisfied by an increase to the committed bank lines of $14.1 million. Conversely, in 1996, the Company paid down its revolving credit agreements by $12.8 million. At the April 1997 board meeting, the board approved the increase in the Company's committed bank lines to $40.0 million from $20.0 million. The Company intends to secure the additional financing by the end of the first quarter of 1998.

      The Company used $15.8 million to repurchase 902,100 shares of treasury stock during the twelve months ended March 29, 1997. On January 19, 1996, the Company's Board of Directors approved an additional 1,000,000 share repurchase program to be implemented upon the completion of the existing 1,000,000 share program. Combined under both programs there remains approximately 589,800 shares available to repurchase by the Company at prevailing prices as market conditions warrant.

      At March 29, 1997, the Company had working capital of $94.0 million. This reflects a decrease of $18.4 million in working capital for the twelve months ended March 29, 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPLLEMENTARY DATA

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             March 29,    March 30,
                                                                               1997         1996
                                                                             ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents...............................................   $   8,302    $  13,434
  Accounts receivable, less allowance of $961 in 1997 and $984 in 1996....      72,199       60,326
  Inventories.............................................................      55,090       56,729
  Current investment in sales-type leases, net............................      13,559       11,020
  Deferred tax asset......................................................      14,290       10,911
  Other prepaid and current assets........................................       4,229        6,459
                                                                             ----------------------
      Total current assets................................................     167,669      158,879
Property, plant and equipment:
  Land, building, and building improvements...............................      25,676       23,156
  Machinery and equipment.................................................      63,484       59,519
  Furniture and fixtures..................................................       6,461        6,599
  Commercial plasma and rental equipment..................................      95,137       71,550
                                                                             ----------------------
      Total property, plant and equipment.................................     190,758      160,824
  Less: accumulated depreciation..........................................      87,148       74,408
                                                                             ----------------------
      Net property, plant and equipment...................................     103,610       86,416
Other assets:
  Investment in sales-type leases, net....................................      30,954       21,428
  Distribution rights, net................................................      10,266       12,418
  Other assets, net.......................................................      11,047        8,677
                                                                             ----------------------
      Total other assets..................................................      52,267       42,523
                                                                             ----------------------
      Total assets........................................................   $ 323,546   $  287,818
                                                                             ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt..................   $  19,511   $    3,378
  Accounts payable........................................................      27,885       16,909
  Accrued payroll and related costs.......................................       6,814        8,305
  Accrued income taxes....................................................      10,478        8,345
  Other accrued liabilities...............................................       8,936        9,502
                                                                             ----------------------
      Total current liabilities...........................................      73,624       46,439
Deferred income taxes  ...................................................      12,770        9,253
Long-term debt, net of current maturities ................................      10,015       15,156
Other long-term liabilities ..............................................       1,863           --
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $.01 par value; Authorized--80,000,000 shares;
   Issued--29,238,350 shares in 1997; 28,770,346 shares in 1996...........         292          288
  Additional paid-in capital..............................................      56,547       52,355
  Retained earnings.......................................................     215,657      182,707
  Cumulative translation adjustment.......................................      (6,162)       7,387
                                                                             ----------------------
  Stockholders' equity before treasury stock..............................     266,334      242,737
  Less: treasury stock at cost--2,478,888 shares in 1997; 1,607,354 shares
   in 1996................................................................      41,060       25,767
                                                                             ----------------------
      Total stockholders' equity...........................................    225,274      216,970
                                                                             ----------------------
      Total liabilities and stockholders' equity..........................   $ 323,546    $ 287,818
                                                                             ======================


                  The accompanying notes are an integral part of these consolidated financial statements.



                                 HAEMONETICS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except share data)


                                                                                  Year Ended
                                                                     -----------------------------------
                                                                     March 29,    March 30,    April 1,
                                                                       1997         1996         1995
                                                                     ---------    ---------    ---------

Net revenues.......................................................  $ 309,817    $ 278,216    $ 262,416

Cost of goods sold.................................................    150,056      123,603      117,561
                                                                     -----------------------------------

Gross profit.......................................................    159,761      154,613      144,855
                                                                     -----------------------------------


Operating expenses:

   Research and development........................................     18,974       18,467       16,729

   Selling, general and administrative.............................     92,336       81,775       75,748
                                                                     -----------------------------------

         Total operating expenses..................................    111,310      100,242       92,477
                                                                     -----------------------------------


Operating income...................................................     48,451       54,371       52,378

Interest expense...................................................     (1,762)      (2,338)      (1,849)

Interest income....................................................      2,940        2,098        2,547

Other income (expense), net........................................      1,079        1,123         (506)
                                                                     -----------------------------------

Income before provision for income taxes...........................     50,708       55,254       52,570

Provision for income taxes.........................................     17,738       19,329       18,925
                                                                     -----------------------------------

Net income.........................................................  $  32,970    $  35,925    $  33,645
                                                                     ===================================

Net income per share ..............................................  $    1.20    $    1.30    $    1.18
                                                                     ===================================

Weighted average common and common equivalent shares outstanding...     27,451       27,722       28,443


                  The accompanying notes are an integral part of these consolidated financial statements.



                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                     Common Stock    Additional                           Cumulative        Total
                                    --------------    Paid-in     Retained    Treasury    Translation   Stockholders'
                                    Shares    $'s     Capital     Earnings      Stock     Adjustment       Equity
                                    ------   -----   ----------   ---------   ---------   -----------   -------------

Balance, April 2, 1994............  28,215   $ 282    $ 48,674    $ 113,197   $  (2,176)   $    799      $ 160,776
  Employee stock purchase plan....      25      --         384          (18)        381          --            747
  Exercise of stock options and
   related tax benefit............     163       2       1,028           --          --          --          1,030
  Purchase of treasury stock......      --      --          --           --     (15,724)         --        (15,724)
  Net income......................      --      --          --       33,645          --          --         33,645
  Translation adjustment..........      --      --          --           --          --      12,703         12,703
                                    ------------------------------------------------------------------------------

Balance, April 1, 1995............  28,403     284      50,086      146,824     (17,519)     13,502        193,177
  Employee stock purchase plan....      --      --          --          (42)        633          --            591
  Exercise of stock options and
   related tax benefit............     367       4       2,269           --          --          --          2,273
  Purchase of treasury stock......      --      --          --           --      (8,881)         --         (8,881)
  Net income......................      --      --          --       35,925          --          --         35,925
  Translation adjustment..........      --      --          --           --          --      (6,115)        (6,115)
                                    ------------------------------------------------------------------------------

Balance, March 30, 1996...........  28,770     288      52,355      182,707     (25,767)      7,387        216,970
  Employee stock purchase plan....      --      --          --          (20)        537          --            517
  Exercise of stock options and
   related tax benefit............     468       4       4,192           --          --          --          4,196
  Purchase of treasury stock......      --      --          --           --     (15,830)         --        (15,830)
  Net income......................      --      --          --       32,970          --          --         32,970
  Translation adjustment..........      --      --          --           --          --     (13,549)       (13,549)
                                    ------------------------------------------------------------------------------

Balance, March 29, 1997...........  29,238   $ 292    $ 56,547    $ 215,657   $ (41,060)  $  (6,162)     $ 225,274
                                    ==============================================================================


                  The accompanying notes are an integral part of these consolidated financial statements.



                                 HAEMONETICS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                                       Year Ended
                                                                           ----------------------------------
                                                                           March 29,    March 30,   April 1,
                                                                             1997         1996        1995
                                                                           ---------    ---------   ---------

Cash Flows from Operating Activities:
  Net income............................................................   $  32,970    $  35,925   $  33,645
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................      12,269       13,143      13,711
    Increase (decrease) in deferred income taxes........................       3,588       (3,178)        892
    Increase in accounts receivable--net................................     (17,116)      (1,931)     (9,880)
    Increase in inventories.............................................        (876)        (188)    (13,474)
    Increase in sales-type leases.......................................     (13,150)      (3,259)        (48)
    (Increase) decrease in other assets.................................      (5,322)       7,968      (3,166)
    Increase (decrease) in accounts payable, accrued expenses and
     deferred revenue...................................................      14,382        6,330      (6,052)
                                                                           ----------------------------------

      Total adjustments.................................................     (6,225)       18,885     (18,017)
                                                                           ----------------------------------

      Net cash provided by operating activities.........................      26,745       54,810      15,628

Cash Flows from Investing Activities:
  Capital expenditures on property, plant and equipment, net............     (32,048)     (19,710)    (24,907)
  Increase in distribution rights.......................................          --           --      (5,195)
  DHL asset acquisition.................................................          --       (6,189)         --
                                                                           ----------------------------------

      Net cash used in investing activities.............................     (32,048)     (25,899)    (30,102)

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage............................        (186)        (152)       (152)
  Net increase (decrease) in short-term revolving credit agreements.....      17,545       (4,022)      2,175
  Net increase (decrease) in long-term revolving credit agreements......      (3,450)      (8,798)     14,132
  Employee stock purchase plan..........................................        517           591         747
  Exercise of stock options and related tax benefit.....................       4,161        2,273       1,030
  Purchase of treasury stock............................................     (15,830)      (8,881)    (15,724)
                                                                           ----------------------------------

      Net cash provided by (used in) financing activities...............       2,757      (18,989)      2,208

Effect of exchange rates on cash and cash equivalents...................      (2,586)        (718)        339
                                                                           ----------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents....................      (5,132)       9,204     (11,927)
Cash and Cash Equivalents at Beginning of Year..........................      13,434        4,230      16,157
                                                                           ----------------------------------

Cash and Cash Equivalents at End of Year................................   $   8,302    $  13,434   $   4,230
                                                                           ==================================

Supplemental disclosures of cash flow information:
  Interest paid.........................................................   $   2,834    $   1,791   $   1,441
  Income taxes paid, net of refunds.....................................   $  15,228    $  22,058   $  22,583
                                                                           ==================================


                  The accompanying notes are an integral part of these consolidated financial statements.



                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

      Haemonetics Corporation and subsidiaries (the "Company") designs, manufactures and markets automated systems for the collection, processing and surgical salvage of blood. Haemonetics also collects blood products for several of its blood bank customers under various forms of management service agreements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Fiscal Year

      The Company's fiscal year ends on the Saturday closest to the last day of March. Fiscal 1997, Fiscal 1996 and Fiscal 1995 each included 52 weeks.

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

   Cash and Cash Equivalents

      Cash equivalents include money market funds with a maturity of less than one week. Cash and cash equivalents are recorded at cost, which approximates market value.

   Net Income per Share

      Net income per share data are computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method). Fully diluted net income per share data have not been presented as the amounts do not differ significantly from primary net income per share. In March 1997 the FASB issued SFAS No. 128, "Earnings Per Share." It is effective for the Company in fiscal 1998. The more significant changes are the replacement of primary earnings per share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. If basic EPS were reported for the year ended March 29, 1997 and March 30, 1996, the Company's basic EPS would have been $1.21 and $1.32, respectively. Fully diluted EPS, now called diluted EPS, which reflects common stock equivalents, is still required.

   Foreign Currency

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of Statement of Financial Accounting Standard (SFAS) No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Net revenues and costs and expenses are translated at average rates in effect during the year. Included in other income/expense in 1997, 1996 and 1995 are $288,000, $710,000 and $583,000,
respectively, in foreign currency transaction gains.

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

      At March 29, 1997 and March 30, 1996, the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $98,200,000 and $144,234,000, respectively. Gross unrealized gains and losses from hedging firm sales commitments, based on current spot rates, were a $7,132,000 gain and a $4,000 loss at March 29, 1997 and a $6,964,000 gain and a $333,000 loss at March 30, 1996. Deferred gains and losses are recognized in earnings when the future sales are recognized. Management anticipates that these deferred amounts at March 29, 1997 will be offset by the foreign exchange effect on sales of products to international customers in fiscal 1998.

      The Company is exposed to credit loss in the event of nonperformance by counter-parties on these foreign exchange contracts. The Company does not anticipate nonperformance by any of these parties.

   Financial Instruments

      SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of certain of the Company's financial instruments, including cash and cash equivalents, notes payable and long-term debt, pursuant to SFAS No. 107 approximated their carrying values at March 29, 1997 and March 30, 1996. Fair values have been determined through information obtained from market sources and management estimates.

   Property, Plant and Equipment

      The Company provides for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

                                                            Estimated
         Asset Classification                              Useful Lives
         --------------------                              ------------

         Building........................................     30 Years
         Building and leasehold improvements.............   5-25 Years
         Machinery and equipment.........................   3-10 Years
         Furniture and fixtures..........................    5-8 Years
         Commercial plasma and rental equipment..........    6-8 Years

      Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations. Fully depreciated assets are removed from the accounts when they are no longer in use.

   Inventories

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

      Inventories consist of the following:

                                                March 29,   March 30,
                                                  1997        1996
                                                ---------   ---------
                                                    (in thousands)

         Raw materials.......................   $ 12,501    $  6,727
         Work-in-process.....................      5,628       6,699
         Finished goods......................     36,961      43,303
                                                --------------------
                                                $ 55,090    $ 56,729
                                                ====================

   Revenue Recognition

      Revenues from equipment and disposable product sales and sales-type leases are recognized upon shipment. Service revenues are recognized ratably over the contractual periods or as the services are provided. The Company provides for the cost of warranty based on product shipments.

   Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the tax and financial reporting bases of assets and liabilities.

   Distribution Rights

      Distribution rights represent the cost to acquire the right to directly distribute certain of the Company's products in foreign markets. These rights were acquired in several different acquisitions. The historical cost of these acquisitions was approximately $13,900,000 as of both March 29, 1997 and March 30, 1996. The distribution rights are amortized on the straight-line basis over 20 years. The accumulated amortization was approximately $3,253,000 and $2,531,000 for the years ended March 29, 1997 and March 30, 1996. The Company assesses the future useful life of these rights whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of the rights in assessing the recoverability of the asset. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss. In the opinion of management, no impairment in the Company's long-lived assets has occurred.

   Accounting for Stock-Based Compensation

      In December 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is to become effective for the Company in fiscal 1998. SFAS No. 123 requires that employee stock-based compensation be recorded or disclosed at its fair value. The Company has elected to adopt the disclosure provision for stock-based compensation in SFAS No. 123 but to continue to account for stock-based compensation under APB No. 25. No accounting recognition is given to options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

   Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform with the 1997 presentation.

3. INVESTMENT IN SALES-TYPE LEASES

      The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                                        March 29,    March 30,
                                                          1997         1996
                                                        ---------    ---------
                                                            (in thousands)

  Total minimum lease payments receivable............   $ 55,236     $ 39,537
     Less-- Unearned interest........................     10,723        7,089
                                                        ---------------------
  Net investment in sales-type leases................     44,513       32,448
     Less-- Current portion..........................     13,559       11,020
                                                        ---------------------
                                                        $ 30,954     $ 21,428
                                                        =====================

      Future minimum lease payments receivable under noncancelable leases as of March 29, 1997 are as follows:

            Fiscal Year Ending                        (in thousands)
            ------------------

            1998......................................   $ 17,276
            1999......................................     14,084
            2000......................................     10,692
            2001......................................      6,732
            2002 and thereafter.......................      6,452
                                                         --------
                                                         $ 55,236
                                                         ========

4. NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of the following:

                                                       March 29,   March 30,
                                                         1997        1996
                                                       ---------   ---------
                                                           (in thousands)

          Real estate mortgage......................   $  8,754    $  8,923
          U.S. borrowings...........................         --       1,080
          Non-U.S. borrowings.......................     20,772       8,531
                                                       --------------------
                                                         29,526      18,534
          Less--Current portion.....................     19,511       3,378
                                                       --------------------
                                                       $ 10,015    $ 15,156
                                                       ====================

   Credit Facilities

      U.S. borrowings are evidenced by a $20,000,000 committed, unsecured revolving credit facility and a $10,000,000 uncommitted, unsecured credit line. The committed facility is under a joint financing agreement dated October 1, 1996 (the "Agreement"). This facility is available through September 30, 1999, on which date all borrowings become due. The uncommitted line is under a financing agreement dated July 29, 1996. As of March 29, 1997 neither the credit facility nor the uncommitted line had funds drawn against it.

      Interest on all facilities bear interest, at the Company's option, at (a) the higher of the bank's base rate, the bank's prime rate or the Federal Funds effective rate plus 1%, (b) the Euro-Rate plus a margin of .35%-1% or (c) the money market rate. The Agreement provides for a commitment fee of 0.20% on the unused portion of the revolving credit facility. The Agreement contains several restrictive covenants principally related to the maintenance of minimum tangible net worth, debt to net worth ratio, and a minimum debt service interest ratio.

      Non-U.S. borrowings represent the financing arranged by the Company's subsidiaries with local banks which may be guaranteed by the Company.

      The weighted average short-term rates for U.S. and non-U.S. borrowings were 1.69%, 5.47% and 5.69% as of March 29, 1997, March 30, 1996 and April 1,
1995, respectively.

   Real Estate Mortgage Agreement

      The Company has a $10,000,000 real estate mortgage agreement (the "Mortgage Agreement") with an insurance company. The Mortgage Agreement requires principal and interest payments of $91,500 per month for a period of 120 months, commencing October 1, 1990, with the remaining unpaid principal balance and interest thereon due and payable on September 1, 2000. The entire balance of the loan may be repaid, subject to a prepayment premium equal to the greater of either 1% of the principal balance at prepayment, or an amount calculated based on the interest rate differential, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 10.5% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and improvements at the Company's headquarters and manufacturing facility. The Mortgage Agreement also includes minimum tangible net worth and current ratio requirements. The terms and conditions of this agreement remain unchanged for future periods.

      As of March 29, 1997, notes payable and long-term debt mature as follows:

            Fiscal Years Ending                           (in thousands)
            -------------------

            1998.........................................    $ 19,511
            1999.........................................       1,638
            2000.........................................         230
            2001.........................................       8,147
            2002 and thereafter..........................          --
                                                             --------
                                                             $ 29,526
                                                             ========

5. INCOME TAXES

      The components of domestic and foreign income before the provision for income taxes are as follows:

                                                         Years Ended
                                               --------------------------------
                                               March 29,   March 30,   April 1,
                                                 1997        1996        1995
                                               ---------   ---------   --------
                                                        (in thousands)

Domestic....................................   $ 39,408    $ 43,020    $ 42,910
Foreign.....................................     11,300      12,234       9,660
                                               --------------------------------
                                               $ 50,708    $ 55,254    $ 52,570
                                               ================================

      The provision for income taxes consists of the following components:

                                                   Years Ended
                                         --------------------------------
                                         March 29,   March 30,   April 1,
                                           1997        1996        1995
                                         ---------   ---------   --------
                                                 (in thousands)

     Current
       Federal.........................  $ 13,423    $ 15,543    $ 16,229
       State...........................     2,286       2,390       2,447
       Foreign.........................     2,329       2,303       2,351
                                         --------------------------------
                                           18,038      20,236      21,027
                                         ================================

     Deferred
       Federal.........................    (1,998)       (980)     (1,414)
       State...........................      (137)       (154)       (258)
       Foreign.........................     1,835         227        (430)
                                         --------------------------------
                                             (300)       (907)     (2,102)
                                         --------------------------------
                                         $ 17,738    $ 19,329    $ 18,925
                                         ================================

      Included in the federal and state income tax provisions for fiscal years 1997, 1996 and 1995 are approximately $2,247,000, $3,209,000, and $3,321,000, respectively, provided on foreign source income of approximately $6,419,000 in 1997, $9,169,000 in 1996 and $9,224,000 in 1995, taxes on which are payable in the United States.

      The tax effect of significant temporary differences composing the net deferred tax asset (liability) is as follows:

                                                          Years Ended
                                                     ---------------------
                                                     March 29,   March 30,
                                                       1997        1996
                                                     ---------   ---------
                                                        (in thousands)

      Depreciation.................................  $ (9,691)   $ (6,345)
      Amortization.................................    (3,535)     (2,908)
      Inventory....................................    12,221      10,148
      Accruals and reserves........................     2,138         753
      Other........................................       387          10
                                                     --------------------
         Total net deferred taxes..................  $  1,520    $  1,658
                                                     ====================

      The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% in 1997, 1996 and 1995 due to the following:

                                                                        Years Ended
                                                              --------------------------------
                                                              March 29,   March 30,   April 1,
                                                                1997        1996        1995
                                                              ---------   ---------   --------
                                                                       (in thousands)

Tax at federal statutory rate...............................  $ 17,748    $ 19,340    $ 18,399
Difference due to:
  Foreign sales corporation.................................    (1,605)     (1,268)     (1,462)
  Difference between U.S. tax rate and tax rates
   used in other tax jurisdictions..........................       167         147         833
State taxes, net of federal income tax benefit..............     1,403       1,355       1,422
Research and development credits............................        --          --        (400)
Other, net..................................................        25        (245)        133
                                                              --------------------------------
                                                              $ 17,738    $ 19,329    $ 18,925
                                                              ================================

6. COMMITMENTS AND CONTINGENCIES

      The Company leases facilities and certain equipment under operating leases expiring at various dates through fiscal year 2004. Facility leases require the Company to pay certain insurance expenses, maintenance costs and real estate taxes.

      Approximate future basic rental commitments under operating leases as of March 29, 1997 are as follows:

            Fiscal Year Ending                        (in thousands)
            ------------------

            1998......................................   $  3,465
            1999......................................      2,461
            2000......................................      1,954
            2001......................................      1,498
            2002 and thereafter.......................      3,689
                                                         --------
                                                         $ 13,067
                                                         ========

      Rent expense in 1997, 1996 and 1995 was $2,613,000, $4,219,000 and
$3,713,000, respectively.

      The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes, based on consultation with counsel, that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

7. CAPITAL STOCK

   Treasury Stock

      During 1997 and 1996, the Company repurchased 902,100 shares and 514,141 shares, respectively, of its outstanding common stock at average prevailing prices of $17.46 and $17.24, respectively. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes.

   Stock Plans

      The Company has a long-term incentive stock option plan under which a maximum of 2,853,464 shares of the Company's common stock may be issued pursuant to incentive and or non-qualified stock options and stock awards granted to key employees, consultants and advisers (the "Long-Term Incentive Plan"). The Long-Term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more disinterested members of the Company's Board of Directors. The exercise price for non-qualified options granted under the Long-Term Incentive Plan is determined by the Committee, but in no event shall such option price be less than 50% of the fair market value of the common stock at the time the option is granted. Incentive options may be granted at a price not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, generally over 4 years, and incentive options expire not more than ten years from the date of the grant. There were 828,378 shares available for future grant at March 29, 1997.

      The Company also has a non-qualified stock option plan for non-employee directors for the purchase of common stock (the "Non-employee Plan"). Under the Non-employee Plan, a maximum of 6,000 shares can be granted to each director, not to exceed 24,000 shares per calendar year, and a maximum of 86,000 shares in aggregate. Options are granted at not less than fair market value on the date of grant, vest over 4 years and expire not more than ten years from the date of grant. There were no shares available for future grant at March 29, 1997 under this plan.

      The Company also has a stock option plan which grants options to key employees and consultants for the purchase of common stock (the "Option Plan"). The Option Plan is administered by the Committee, which is empowered to grant either non-qualified or incentive stock options. Under the Option Plan, options to purchase up to 1,468,800 shares may be granted at a price, in the case of incentive options, not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, generally over 4 or 5 years, and incentive options expire not more than ten years from the date of grant. At the year ended March 29, 1997 there were 70,300 shares available for future grant.

      The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 289,200 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan.

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

      During 1997, there were 33,181 shares purchased at a range of $15.09 to $15.51 per share under the Purchase Plan. During 1996, there were 39,835 shares purchased at a range of $14.66 to $15.09 per share under the Purchase Plan.

      The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for options granted at fair market value. Had the compensation cost for these plans been determined consistent with the SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been the following pro forma amounts:

                                              1997              1996
                                           -----------       -----------

     Net Income:       As Reported         $32,970,000       $35,925,000
                       Pro Forma           $31,526,000       $35,197,000

     Primary EPS:      As Reported                1.20              1.30
                       Pro Forma                  1.15              1.27

      For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                1997      1996
                                                               ------    ------

         Volatility..........................................   28.3%     28.3%
         Risk-Free Interest Rate.............................    6.5%      6.8%
         Expected Life of Options............................  7 yrs.    7 yrs.

      The weighted average grant date fair value of options granted during 1997 and 1996 was approximately $8.223 and $7.892, respectively.

      The fair values of shares purchased under the Employee Stock Purchase Plan is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                1997      1996
                                                               ------    ------

         Volatility..........................................   28.3%     28.3%
         Risk-Free Interest Rate.............................    5.3%      5.9%
         Expected Life of Options............................  6 mos.    6 mos.

      The weighted average grant-date fair value of options granted under the Purchase Plan was $4.34 in 1997 and $4.20 in 1996.

      The effects of applying SFAS No. 123 for the purposes of providing pro forma disclosures may not be indicative of the effects on reported net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after April 2, 1995.

      A summary of stock option activity for the combined plans for the three years ended March 29, 1997 is as follows:

                                                                  Weighted-
                                                                   Average
                                                  Number of       Exercise
                                                   Shares      Price per Share
                                                  ---------    ---------------

Outstanding at April 2, 1994...................   2,111,865       $ 13.582

Granted........................................     466,613       $ 16.270
Exercised......................................    (163,300)      $  6.189
Terminated.....................................    (212,566)      $ 16.023
                                                  ------------------------

Outstanding at April 1, 1995...................   2,202,612       $ 14.464

Granted........................................     652,079       $ 16.989
Exercised......................................    (367,488)      $  6.218
Terminated.....................................    (142,992)      $ 16.528
                                                  ------------------------

Outstanding at March 30, 1996..................   2,344,211       $ 16.333

Granted........................................     595,425       $ 18.018
Exercised......................................    (468,004)      $  8.775
Terminated.....................................    (208,601)      $ 17.239
                                                  ------------------------

Outstanding at March 29, 1997..................   2,263,031       $ 18.231


      The following table summarizes information about stock options outstanding at March 29, 1997:

                                              Options Outstanding              Options Exercisable
                                     -------------------------------------   ----------------------
                                                     Weighted
                                                      Average     Weighted                 Weighted
             Range of                  Number        Remaining    Average      Number      Average
             Exercise                Outstanding    Contractual   Exercise   Exercisable   Exercise
              Prices                 at 3/29/97        Life        Price     at 3/29/97     Price
             --------                -----------    -----------   --------   -----------   --------

$12.500 to $16.500.................     809,518      7.0 years    $ 15.518     312,517     $ 15.675
$17.563 to $18.375.................     691,482      8.6 years    $ 18.071      87,247     $ 18.356
$18.813 to $23.125.................     566,700      6.4 years    $ 20.138     433,950     $ 19.672
$23.875 to $24.563.................     195,331      6.2 years    $ 24.500     148,190     $ 24.497
                                      -------------------------------------------------------------
   Total...........................   2,263,031      7.3 years    $ 18.231     981,904     $ 19.011
                                      =============================================================

8. SAVINGS PLUS PLAN

      The Company's Savings Plus Plan (the "Savings Plan") allows employees to accumulate savings on a pretax basis. In addition, the Company makes matching contributions to the Savings Plan based on preestablished rates. The Company can also make additional discretionary contributions if approved by the Board of Directors. The Company's matching contributions amounted to approximately $660,000, $616,000 and $565,000 in 1997, 1996 and 1995, respectively. The Board of Directors declared a discretionary contribution of approximately $1,100,000 for the Savings Plan year ended March 30, 1996. No discretionary contributions were made for the Savings Plan years ended March 29, 1997 and April 1, 1995.

      The Company has no material obligation for postretirement or postemployment benefits.

9. TRANSACTIONS WITH RELATED PARTIES

      The Company advances money to various employees for relocation costs and incentive purposes. Loans to employees, which are included in other assets, amounted to approximately $593,000 as of March 29, 1997 and $916,000 as of March 30, 1996 and are payable within five years. Certain loans are interest-bearing, and the Company records interest income on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The Company amortizes the outstanding loan balance as a charge to operating expense as such amounts are forgiven.

10. GEOGRAPHIC AND CUSTOMER INFORMATION

      The Company operates in one industry segment consisting of the design, manufacture, marketing and service of blood processing systems and related disposable items for use in the collection and processing of blood components, collection of plasma and salvage of shed blood that would otherwise be lost during surgical procedures. Geographic area information for 1997, 1996 and 1995 is as follows:

                                                                    Geographic Area
                                                    ------------------------------------------------
                                                               Europe &    Far East &
                                                    Domestic   All Other     Japan      Consolidated
                                                    --------   ---------   ----------   ------------
                                                                     (in thousands)

Year ended March 29, 1997:
  Net revenues...................................   $116,831    $97,026     $ 95,960      $309,817
                                                    ----------------------------------------------
  Income before provision for income taxes.......   $ 27,065    $15,206     $  8,437      $ 50,708
                                                    ----------------------------------------------
  Identifiable assets............................   $215,410    $71,791     $ 36,345      $323,546
                                                    ----------------------------------------------

Year ended March 30, 1996:
  Net revenues...................................   $108,152    $78,423     $ 91,641      $278,216
                                                    ----------------------------------------------
  Income before provision for income taxes.......   $ 36,258    $11,063     $  7,933      $ 55,254
                                                    ----------------------------------------------
  Identifiable assets............................   $166,771    $82,598     $ 38,449      $287,818
                                                    ----------------------------------------------

Year ended April 1, 1995:
  Net revenues...................................   $106,101    $76,760     $ 79,555      $262,416
                                                    ----------------------------------------------
  Income before provision for income taxes.......   $ 48,523    $ 2,102     $  1,945      $ 52,570
                                                    ----------------------------------------------
  Identifiable assets............................   $155,322    $76,337     $ 48,850      $280,509
                                                    ----------------------------------------------

      Intercompany transfers to foreign subsidiaries are transacted at prices intended to allow the subsidiaries comparable earnings to those of unaffiliated distributors. Sales to unaffiliated distributors and customers outside the United States, including U.S. export sales, were approximately $194,849,000 in 1997, which represented 63% of net revenues; $171,410,000 in 1996, which represented 62% of net revenues and $158,609,000 in 1995, which represented 60% of net revenues.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Haemonetics Corporation:

      We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and subsidiaries as of March 29, 1997 and March 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 29, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haemonetics Corporation and subsidiaries as of March 29, 1997 and March 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1997, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14 (a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Boston, Massachusetts
April 11, 1997


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 18, 1997.

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

      JAMES L. PETERSON joined Haemonetics in 1980 as Director of European Operations. In 1982, he was promoted to Vice President with responsibility for all international activities. He was promoted to Executive Vice President in 1988. In May 1994, he assumed the role of President, International Operations. Prior to joining Haemonetics, he was employed by Hewlett-Packard Company in Europe and was responsible for its medical sales and service operation. Mr. Peterson has been a member of Haemonetics' Board of Directors since 1985 and was elected to the position of Vice Chairman of Haemonetics' Board of Directors in April 1994.

      BRIGID A. MAKES joined Haemonetics in 1992 as Assistant Treasurer. In August 1992, Ms. Makes was promoted to Treasurer, responsible for all areas of corporate treasury. In June 1993, Ms. Makes was promoted to Treasurer, Director of Human Resources and in September 1995, was promoted to Vice President and Treasurer responsible for treasury, human resources and tax. In November 1995, Ms. Makes was named acting Chief Financial Officer, increasing her responsibilities to include financial planning, operational and financial accounting, investor relations and facility management. In May 1996, Ms. Makes was promoted to Chief Financial Officer. Prior to joining Haemonetics, Ms. Makes was employed as Manager of Treasury Services and Controller of Sales and Service for Lotus Development Corporation. Prior to joining Lotus, Ms. Makes held various financial positions with increasing levels of responsibility at General Electric.

      JOHN R. BARR joined Haemonetics in 1990 as Director of Customer Service responsible for domestic and international customer services, as well as finished goods warehousing and shipping. In September 1991, Mr. Barr was promoted to Vice President, Operations, responsible for all manufacturing operations: purchasing; planning raw material warehousing; and offshore manufacturing. In April 1992, Mr. Barr was promoted to Senior Vice President with additional responsibility for the U.S. Commercial Plasma Business. In May 1994, Mr. Barr was promoted to Executive Vice President and in October 1995 was promoted to President, North American Operations, responsible for all manufacturing operations, North American sales and service and core research and development. In 1996, Mr. Barr was elected to serve on the Board of Directors. Prior to joining Haemonetics, Mr. Barr was employed as a Vice President of Baxter Systems Division where his responsibilities included management of R&D, customer support staffs and general operations.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 18, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 18, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as a part of this report:

      (a)   Financial Statements are included in Part II of this report

      Financial Statements required by Item 8 of this Form

            Consolidated Balance Sheets............................   17
            Consolidated Statements of Income......................   18
            Consolidated Statements of Stockholders' Equity........   19
            Consolidated Statements of Cash Flows..................   20
            Notes to Consolidated Financial Statements.............   21
            Report of Independent Public Accountants...............   32

      Schedules required by Article 12 of Regulation S-X

            II Valuation and Qualifying Accounts...................   39

      All other schedules have been omitted because they are not applicable or not required.

      (b)   Reports on Form 8-K
      None.

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

                                        HAEMONETICS CORPORATION


                                        By: /s/ JOHN F. WHITE
                                            -----------------------------------
                                            John F. White, Chairman, President
                                             and Chief Executive Officer

      May 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                  Title                             Date
           ---------                                  -----                             ----

/s/ JOHN F. WHITE                 Chairman, President and Chief Executive           May 27, 1997
-------------------------------   Officer
    John F. White


/s/ JAMES L. PETERSON             Vice Chairman and President, International        May 27, 1997
-------------------------------   Operations
    James L. Peterson


/s/ BRIGID A. MAKES               Vice President of Finance and Chief Financial     May 27, 1997
-------------------------------   Officer, (Principal Financial and Accounting
    Brigid A. Makes               Officer)


/s/ JOHN R. BARR                  President, North American Operations, Director    May 27, 1997
-------------------------------
    John R. Barr


/s/ SIR STUART BURGESS            Director                                          May 27, 1997
-------------------------------
    Sir Stuart Burgess


/s/ YUTAKA SAKURADA               Sr. Vice President Haemonetics Corp. and          May 27, 1997
-------------------------------   President, Haemonetics Japan Director
    Yutaka Sakurada


/s/ JERRY E. ROBERTSON            Director                                          May 27, 1997
-------------------------------
    Jerry E. Robertson


/s/ DONNA C. E. WILLIAMSON        Director                                          May 27, 1997
-------------------------------
    Donna C. E. Williamson


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

      10M* Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).

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

      10T* 1992 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10U to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

      10U* 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

      10V* Agreement dated April 3, 1993 between Cellco, Inc. and Haemonetics Ventures Corporation for the purchase of Cellco, Inc. Preferred Shares and Warrants (filed as Exhibit 10W to the Company's Form 10-K No. 1-10730 for the year ended April 2, 1994 and incorporated herein by reference).

      10W* Bridge loan and convertible promissory notes dated April 15 and June 10, 1994 between Cellco, Inc. and the Company (filed as
            Exhibit 10Z to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

      10X* Real Estate purchase agreement dated May 1, 1994 between 3M UK Holding PLC and the Company (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

      10Y* Real Estate purchase agreement dated September 30, 1994 between The Midland Mutual Life Insurance Company and the Company (filed as
            Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

      10Z* Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

      10AA* Asset Purchase Agreement dated as of July 18, 1995 between DHL
            Laboratories and the Company (filed as Exhibit 10AF to the Company's Form 10-K No. 1-10730 for the year ended March 30, 1996 and incorporated herein by reference).

      10AB* Lease dated May 10, 1996 between Charlotte E. Flatley and John P.
            Garrahan, trustees of the 1970 Flatley Family Trust and the Company for the property located at Forbes Business Center, Braintree, Massachusetts (filed as Exhibit 10AG to the Company's Form 10-Q No. 1-10730 for the quarter ended September 28, 1996 and incorporated herein by reference).

      10AC* Supplement to the lease dated May 10, 1996 between Charlotte E.
            Flatley and John P. Garrahan, trustees of the 1970 Flatley Family Trust and the Company for the property located at Forbes Business Center, Braintree, Massachusetts (filed as Exhibit 10AH to the Company's Form 10-Q No. 1-10730 for the quarter ended September 28, 1996 and incorporated herein by reference).

      10AD* First Amendment to lease dated July 17,1990 between Buncher Company and the Company of property in Pittsburg, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).

      10AE Revolving Credit Agreement among Mellon Bank, N.A., the First National Bank of Boston and Haemonetics Corporation dated as of October 1, 1996

      10AF Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

11.   Statement re: computation of per share earnings

21.   Subsidiaries of the Company

23.   Consent of the Independent Public Accountants

27.   Financial Data Schedule


--------------------
*    Incorporated by reference.



                     (All other exhibits are inapplicable.)



                                                                    SCHEDULE II

                            HAEMONETICS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                  Balance at   Charged to   Write-Offs    Balance at
                                                  Beginning    Costs and      (Net of        End
Allowance for Doubtful Accounts                   of Period     Expenses    Recoveries)   of Period
-------------------------------                   ----------   ----------   -----------   ----------

For the Year Ended March 29, 1997...............    $ 984        $ 431        $ (454)        961

For the Year Ended March 30, 1996...............      681          321           (18)        984

For the Year Ended April 1, 1995................      464          222            (5)        681