Form 10-Q
period 1997-06-28
HAEMONETICS CORP
filed 1997-08-08
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the quarter ended:   June 28, 1997    Commission File Number:  1-10730
                       -----------------                           -------


                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)



          Massachusetts                               04-2882273
----------------------------------       ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                     400 Wood Road, Braintree, MA 02184
                  ----------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:    (617) 848-7100
                                                    ---------------------

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.


                       Yes   X         No
                           ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          26,488,433 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                                June 28, 1997


                           HAEMONETICS CORPORATION
                                    INDEX

                                                                           PAGE
                                                                           ----


PART I.   Financial Information

          Consolidated Balance Sheets - June 28, 1997                        2
           and March 29, 1997

          Consolidated Statements of Income -                                3
            Three Months Ended June 28, 1997 and June 29, 1996

          Consolidated Statement of Stockholders' Equity -                   4
            Three Months Ended June 28, 1997

          Consolidated Statements of Cash Flows -                            5
            Three Months Ended June 28, 1997 and June 29, 1996

          Notes to Consolidated Financial Statements                         6

          Management's Discussion and Analysis of Financial Condition and  7-8
            Results of Operations


PART II.  Other Information                                                  9

          Signatures                                                        10



                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)

                                                                           June 28,     March 29,
                     ASSETS                                                  1997         1997
                                                                           ----------------------

Current assets:
  Cash and short term investments.......................................   $  5,622     $  8,302
  Accounts receivable, less allowance of $705 at June 28, 1997
   and $961 at March 29, 1997...........................................     77,884       72,199
  Inventories...........................................................     59,012       55,090
  Current investment in sales-type leases, net..........................     14,640       13,559
  Deferred tax asset....................................................     12,811       14,290
  Other prepaid and current assets......................................      7,048        4,229
                                                                           ---------------------
    Total current assets ...............................................    177,017      167,669
                                                                           ---------------------
Property, plant and equipment...........................................    200,135      190,758
  Less accumulated depreciation.........................................     93,387       87,148
                                                                           ---------------------
Net property, plant and equipment.......................................    106,748      103,610
Other assets:
  Investment in sales-type leases, net..................................     39,949       30,954
  Distribution rights, net..............................................     11,373       10,266
  Other assets, net ....................................................     12,503       11,047
                                                                           ---------------------
    Total other assets .................................................     63,825       52,267
                                                                           ---------------------
    Total assets........................................................   $347,590     $323,546
                                                                           =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt................   $ 22,256     $ 19,511
  Accounts payable......................................................     22,586       27,885
  Accrued payroll and related costs.....................................      8,586        6,814
  Accrued income taxes..................................................      7,050       10,478
  Other accrued expenses................................................      8,841        8,936
                                                                           ---------------------
    Total current liabilities...........................................     69,319       73,624
                                                                           ---------------------
Deferred income taxes...................................................     12,772       12,770
Long-term debt, net of current maturities...............................     33,603       10,015
Other long-term liabilities.............................................      3,721        1,863
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
   Issued - 29,286,021 at June 28, 1997;
   29,238,350 shares at March 29, 1997..................................        293          292
  Additional paid-in capital............................................     57,368       56,547
  Retained earnings.....................................................    222,138      215,657
  Cumulative translation adjustments....................................     (4,998)      (6,162)
                                                                           ---------------------
  Stockholders' equity before treasury stock............................    274,801      266,334
    Less: treasury stock - 2,797,588 shares at cost at June 28, 1997
     and 2,478,888 shares at cost at March 29, 1997.....................     46,626       41,060
                                                                           ---------------------
    Total stockholders' equity..........................................    228,175      225,274
                                                                           ---------------------
    Total liabilities and stockholders' equity..........................   $347,590     $323,546
                                                                           =====================

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except share data)


                                                      Three Months Ended
                                                     --------------------
                                                     June 28,    June 29,
                                                       1997        1996
                                                     --------------------

Net revenues.....................................    $82,328     $75,506
Cost of goods sold...............................     45,266      33,190
                                                     -------------------
Gross profit.....................................     37,062      42,316

Operating expenses:
  Research and development.......................      5,004       5,037
  Selling, general and administrative............     22,473      23,132
                                                     -------------------
    Total operating expenses.....................     27,477      28,169
                                                     -------------------

Operating income.................................      9,585      14,147

Interest  expense................................       (596)       (412)
Interest income..................................        950         648
Other income, net................................         32          99
                                                     -------------------

Income before provision for income taxes.........      9,971      14,482

Provision for income taxes.......................      3,490       5,060
                                                     -------------------

Net income.......................................    $ 6,481     $ 9,422
                                                     ===================

NET INCOME PER SHARE.............................    $  0.24     $  0.34
                                                     ===================

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING.....................................     26,954      27,707


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited - in thousands)

                                              Common Stock     Additional                            Cumulative         Total
                                             --------------     Paid-in      Retained    Treasury    Translation    Stockholders'
                                             Shares    $'s      Capital      Earnings     Stock      Adjustment        Equity
                                             ------    ----    ----------    --------    --------    -----------    -------------

Balance March 29, 1997...................    29,238    $292     $56,547      $215,657    $(41,060)    $(6,162)        $225,274

Exercise of stock options................        48       1         821           - -         - -         - -              822
Treasury stock ..........................       - -     - -         - -           - -      (5,566)        - -           (5,566)
Net income...............................       - -     - -         - -         6,481         - -         - -            6,481
Translation adjustment...................       - -     - -         - -           - -         - -       1,164            1,164
                                             ---------------------------------------------------------------------------------

Balance June 28, 1997....................    29,286    $293     $57,368      $222,138    $(46,626)    $(4,998)        $228,175
                                             =================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)

                                                                     Three Months Ended
                                                                    --------------------
                                                                    June 28,    June 29,
                                                                      1997        1996
                                                                    --------    --------

Cash flows from operating activities:
  Net income....................................................    $  6,481    $  9,422
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................       5,328       3,180
    (Increase) decrease in deferred income taxes................         (54)        259
    Increase in accounts receivable, net........................      (4,211)     (5,325)
    Increase in inventories.....................................      (3,026)     (2,095)
    Increase in sales-type leases...............................      (1,120)     (1,153)
    Increase in other assets....................................      (3,312)     (1,426)
    Decrease in accounts payable, accrued expenses and
     deferred revenues..........................................      (6,473)     (1,767)
                                                                    --------------------
      Total adjustments.........................................     (12,868)     (8,327)
                                                                    --------------------
      Net cash (used in) provided by operating activities.......      (6,387)      1,095
                                                                    --------------------
Cash flows from investing activities:
  Capital expenditures on property, plant and equipment, net....      (7,490)     (4,197)
  Net increase in long-term sales contracts.....................      (9,061)     (2,463)
                                                                    --------------------
      Net cash used in investing activities.....................     (16,551)     (6,660)
                                                                    --------------------
Cash flows from financing activities:
  Payments on long-term real estate mortgage....................         (45)        (57)
  Net increase in short-term revolving credit agreements........       1,328       3,637
  Net increase (decrease) in long-term revolving credit
   agreements...................................................      23,625      (2,271)
  Exercise of stock options.....................................         822       2,172
  Purchase of treasury stock....................................      (5,566)        ---
                                                                    --------------------
      Net cash provided by financing activities.................      20,164       3,481
                                                                    --------------------

Effect of exchange rates on cash................................          94        (422)
                                                                    --------------------
Net decrease in cash............................................      (2,680)     (2,506)
Cash at beginning of period.....................................       8,302      13,434
                                                                    --------------------
Cash at end of period...........................................    $  5,622    $ 10,928
                                                                    ====================
Supplemental disclosures of cash flow information:
  Interest paid.................................................    $    519    $    451
                                                                    ====================
  Income taxes paid, net of refunds.............................    $  6,210    $  3,916
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

2.  FOREIGN CURRENCY

      The Company enters into forward exchange contracts to hedge certain firm sales commitments to customers which are denominated in foreign currencies. The purpose of the Company's foreign hedging activities is to reduce uncertainty associated with currency movement in future periods. Gains and losses realized on these contracts are recorded in operations, offsetting the related foreign currency transactions. The cash flows related to the gains and losses on these foreign currency hedges are classified in the statements of cash flows as part of cash flows from operating activities.

      At June 28, 1997 the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) for U.S. dollars totaling $123.4 million. Of that balance, $50.7 million represented contracts for terms of 30 days or less. Gross unrealized gains from hedging firm sales commitments, based on current spot rates, were $2.5 million at June 28, 1997. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that the deferred amounts will be offset by the foreign exchange effect on sales of products in future periods.

3.  INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:

                              June 28,    March 29,
                                1997        1997
                              --------    ---------
                                 (in thousands)

      Raw materials           $10,072     $12,501
      Work-in-process           8,013       5,628
      Finished goods           40,927      36,961
                              -------     -------
                              $59,012     $55,090
                              =======     =======

4.  NET INCOME PER SHARE

      Net income per share data is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method).

Management's Discussion and Analysis of
Financial Condition and Results of Operations

----------------------------------------------------------------------------
Three Months Ended June 28, 1997 Compared to Three Months Ended June 29,
1996

      Net revenues in 1997 increased 9% to $82.3 million from $75.5 million in 1996. Without the effects of currency, the increase was 16%. Worldwide disposable sales increased 9%. Without the effects of currency, the increase in disposable sales was approximately 15%, driven approximately 60% by the international market and 40% by the domestic market. Sales of disposables products accounted for approximately 86% of revenues for each the three months ended June 28, 1997, and June 29, 1996. Disposable revenue includes service revenue earned for the collection of blood products through the Company's blood service business. Worldwide equipment sales increased 12%. Without the effects of currency, the increase in equipment sales was approximately 17% attributable to growth in the international markets. International sales accounted for approximately 65% and 64% of net revenues for 1997 and 1996, respectively.

      Gross profit for the three months ended June 28, 1997 decreased to $37.1 million from $42.3 million for the three months ended June 29, 1996. As a percentage of net revenues, gross profit decreased 11% to 45.0% from 56.0%. Approximately 30% of the decrease was due to higher manufacturing costs and approximately 40% of the decrease was due to the unfavorable effects of currency. The unfavorable impact of currency was driven by the stregthening of the US dollar; of particular significance was the movement in the Company's Japanese yen hedge rate of approximately 25% quarter over quarter. The remaining decrease was equally attributable to the mix shift in product sales from the higher margin surgical disposable products to the lower margin commercial plasma disposable products and the start up costs associated with the Company's services business.

      The Company expended $5.0 million in 1997 and 1996 on research and development (6.1% of net revenues in 1997 and 6.7% of net revenues in 1996.)

      Selling, general and administrative expenses decreased to $22.5 million in 1997 from $23.1 million in 1996 and decreased as a percentage of net revenues to 27.3% from 30.6%. The decrease was due to careful management of discretionary spending by all levels of the organization.

      Operating income, as a percentage of net revenues, decreased 7.1% in 1997 to 11.6% from 18.7% during the same period in 1996. Slightly less than two-thirds of the decrease was due to higher manufacturing costs and approximately 30% of the decrease was due to the startup costs of the service business. The negative effect of currency, accounting for slightly over 50% of the decrease, was largely offset by the decrease in both research and development and selling, general and administrative expenses.

      Interest expense increased $0.2 million in 1997 to $0.6 million from $0.4 million for the same period in 1996 due to an increased level of borrowing.

      Interest income increased $0.4 million in 1997 to $1.0 million from $0.6 million for the same period in 1996. The increase was due to the increase in long-term sales contract; primarily from the China business on which the Company recognizes financing interest income.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income. The annualized rate for the full 12 months of fiscal 1998 is expected to be approximately 35%.


Liquidity and Capital Resources

      The Company historically has satisfied its cash requirements principally from internally generated cash flow and bank borrowings. During the three months ended June 28, 1997, the Company utilized $6.4 million in cash flow from operating activities compared to generating $1.1 million in cash flow from operating activities for the three months ended June 29, 1996. The Company's need for funds is derived primarily from capital expenditures, long-term sales contracts, acquisitions, treasury stock purchases and working capital. During the three months ended June 28, 1997, net cash used for capital expenditures was $7.5 million related to equipment utilized in the worldwide plasma business and manufacturing operations and investments in the Company's service businesses. The increases in accounts receivable and inventories utilized net cash of $4.2 million and $3.0 million respectively for the three months ended June 28, 1997 and the decrease in accounts payable, accrued expenses and deferred revenues for the same period utilized $6.5 million. The increase in long-term sales contracts during the three months ended June 28, 1997 utilized cash of $9.1 million attributable to growth in the plasma business worldwide, particularly China. During the three months ended June 28, 1997, the need for funds not satisfied by the internally generated cash flow was satisfied by an increase to the committed bank lines of $24.9 million. At the April 1997 board meeting, the board approved the increase in the Company's committed bank lines to $40.0 million from $20.0 million. The additional financing was secured during the three months ended June 28, 1997.

      The Company used $5.6 million to repurchase 318,700 shares of treasury stock during the three months ended June 28, 1997. There remains approximately 271,000 shares available to repurchase by the Company at prevailing prices as market conditions warrant.

At June 28, 1997 and March 29, 1997, the Company had working capital of $107.7 million and $94.0 million respectively.


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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a).   Exhibits

          The following exhibits will be filed as part of this form 10-Q:

                 Exhibit 10A $40,000,000.00 Revolving Credit Facility Among Mellon Bank, N.A. ForItself and as Agent BankBoston, N.A. and The Sanwa Bank, Limited to Haemonetics Corporation

                 Exhibit 27     Financial Data Schedule

          (b).   Reports on Form 8-K.

          None

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  HAEMONETICS CORPORATION



Date:   August 6, 1997            By: /s/ JOHN F. WHITE
        -------------------           -----------------------------------------
                                      John F. White, Chairman, President
                                      and Chief Executive Officer

Date:   August 5, 1997            By: /s/ BRIGID A. MAKES
        -------------------           -----------------------------------------
                                      Brigid A. Makes, Chief Financial Officer,
                                      (Principal Financial Officer)