Form 10-Q
period 1997-09-27
HAEMONETICS CORP
filed 1997-11-10
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:  September  27, 1997  Commission File Number:  1-10730
                       ---------------------                          -------


                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)


          Massachusetts                              04-2882273
---------------------------------       ------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

                     400 Wood Road, Braintree, MA 02184
                  ----------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:         (617) 848-7100
                                                     ------------------------

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.


                       Yes    X            No
                          ---------           ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          26,512,979 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                             September 27, 1997


                           HAEMONETICS CORPORATION
                                    INDEX

                                                                        PAGE
                                                                        ----


PART I.    Financial Information

           Consolidated Balance Sheets - September 27, 1997              2
            and March 29, 1997

           Consolidated Statements of Income -                           3
            Three and Six Months Ended September 27, 1997
            and September 28, 1996

           Consolidated Statement of Stockholders' Equity -              4
            Six Months Ended September 27, 1997

           Consolidated Statements of Cash Flows -                       5
            Six Months Ended September 27, 1997 and September 28, 1996

           Notes to Consolidated Financial Statements                   6-7

           Management's Discussion and Analysis of Financial            8-9
            Condition and Results of Operations

PART II.   Other Information                                             10

           Signatures                                                    11

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                           September 27,   March 29,
                      ASSETS                                   1997          1997
                                                           -------------------------
Current assets:                                             (unaudited)
  Cash and cash equivalents                                  $  6,640       $  8,302
  Accounts receivable, less allowance of $648
   at September 27, 1997 and $961 at March 29, 1997            78,434         72,199
  Inventories                                                  65,145         55,090
  Current investment in sales-type leases, net                 14,361         13,559
  Deferred tax asset                                           12,811         14,290
  Other prepaid and current assets                              7,517          4,229
                                                             -----------------------
      Total current assets                                    184,908        167,669
                                                             -----------------------
Property, plant and equipment                                 208,370        190,758
  Less accumulated depreciation                                96,346         87,148
                                                             -----------------------
Net property, plant and equipment                             112,024        103,610
Other assets:
  Investment in sales-type leases, net                         40,618         30,954
  Distribution rights, net                                     11,869         10,266
  Other assets, net                                            17,454         11,047
                                                             -----------------------
      Total other assets                                       69,941         52,267
                                                             -----------------------
      Total assets                                           $366,873       $323,546
                                                             =======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt     $ 23,572       $ 19,511
  Accounts payable                                             26,384         27,885
  Accrued payroll and related costs                             8,490          6,814
  Accrued income taxes                                            570         10,478
  Other accrued expenses                                        9,800          8,936
                                                             -----------------------
      Total current liabilities                                68,816         73,624
                                                             -----------------------
Deferred income taxes                                          12,661         12,770
Long-term debt, net of current maturities                      49,973         10,015
Other long-term liabilities                                     4,022          1,863
Stockholders' equity:
  Common stock, $.01 par value; Authorized -
   80,000,000 shares;
  Issued - 29,294,736 at September 27, 1997;
           29,238,350 shares at March 29, 1997                    293            292
  Additional paid-in capital                                   58,386         56,547
  Retained earnings                                           226,156        215,657
  Cumulative translation adjustments                           (7,072)        (6,162)
                                                             -----------------------
  Stockholders' equity before treasury stock                  277,763        266,334
    Less: treasury stock - 2,781,757 shares at cost
     at September 27, 1997 and 2,478,888 shares at
     cost at March 29, 1997                                    46,362         41,060
                                                             -----------------------
      Total stockholders' equity                              231,401        225,274
                                                             -----------------------
      Total liabilities and stockholders' equity             $366,873       $323,546
                                                             =======================


The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except share data)


                                               Three Months Ended             Six Months Ended
                                          ----------------------------  -----------------------------
                                          September 27,  September 28,  September 27,   September 28,
                                              1997           1996           1997            1996
                                          -----------------------------------------------------------

Net revenues                                 $76,613        $74,426        $158,941        $149,932
Cost of goods sold                            42,077         34,516          87,343          67,706
                                             ------------------------------------------------------
Gross profit                                  34,536         39,910          71,598          82,226

Operating expenses:
  Research and development                     4,745          4,681           9,749           9,718
  Selling, general and administrative         23,660         22,331          46,133          45,463
                                             ------------------------------------------------------
    Total operating expenses                  28,405         27,012          55,882          55,181
                                             ------------------------------------------------------

Operating income                               6,131         12,898          15,716          27,045

Interest  expense                               (872)          (473)         (1,468)           (885)
Interest income                                1,075            773           2,025           1,421
Other income(expense), net                      (133)           106            (101)            205
                                             ------------------------------------------------------

Income before provision for income taxes       6,201         13,304          16,172          27,786

Provision for income taxes                     2,170          4,655           5,660           9,715
                                             ------------------------------------------------------

Net income                                   $ 4,031        $ 8,649        $ 10,512        $ 18,071
                                             ======================================================

NET INCOME PER SHARE                         $  0.15        $  0.31        $   0.39        $   0.65
                                             ======================================================

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                                  26,620         27,673          26,633          27,690


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited - in thousands)


                                       Common Stock   Additional                        Cumulative        Total
                                      ------------     Paid-in    Retained   Treasury   Translation   Stockholders'
                                      Shares   $'s     Capital    Earnings    Stock     Adjustment       Equity
                                      -----------------------------------------------------------------------------

Balance March 29, 1997                 29,238  $292     $56,547   $215,657   ($41,060)    ($6,162)      $225,274

Exercise of stock options and related
 tax benefit                               56     1       1,839        ---        ---         ---          1,840
Employee stock purchase plan              ---   ---         ---        (13)       264         ---            251
Treasury stock                            ---   ---         ---        ---     (5,566)        ---         (5,566)
Net income                                ---   ---         ---     10,512        ---         ---         10,512
Translation adjustment                    ---   ---         ---        ---        ---        (910)          (910)
                                       -------------------------------------------------------------------------

Balance September 27, 1997             29,294  $293     $58,386   $226,156   ($46,362)    ($7,072)      $231,401
                                       =========================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                             Six Months Ended
                                                           ---------------------
                                                           Sept. 27,   Sept. 28,
                                                             1997        1996
                                                           ---------------------

Cash flows from operating activities:
  Net income                                                $10,512     $18,071
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            11,001       7,552
    (Increase) decrease in deferred income taxes               (111)        198
    Increase in accounts receivable, net                     (5,705)     (7,999)
    (Increase) decrease in inventories                       (9,548)      3,849
    Increase in sales-type leases                              (935)     (1,891)
    Increase in other assets                                 (3,889)     (5,048)
    Decrease in accounts payable,
     accrued expenses and deferred revenues                  (6,359)     (1,179)
                                                            -------------------
      Total adjustments                                     (15,546)     (4,518)
                                                            -------------------
    Net cash (used in) provided by operating activities      (5,034)     13,553
                                                            -------------------
Cash flows from investing activities:
  Capital expenditures on property,
   plant and equipment,  net                                (14,688)    (15,938)
  Increase in distribution rights                            (1,717)        ---
  Acquisitions in Blood Bank Management Services Business   (10,508)        ---
  Net increase in long-term sales contracts                  (9,829)     (4,790)
                                                            -------------------
    Net cash used in investing activities                   (36,742)    (20,728)
                                                            -------------------
Cash flows from financing activities:
  Payments on long-term real estate mortgage                    (91)        (99)
  Net increase in short-term revolving
   credit agreements                                          3,804       7,610
  Net increase (decrease) in long-term revolving
   credit agreements                                         39,866      (1,776)
  Exercise of stock options and related tax benefit           1,840       2,427
  Employee stock purchase plan                                  251         ---
  Purchase of treasury stock                                 (5,566)     (1,006)
                                                            -------------------
    Net cash provided by financing activities                40,104       7,156
                                                            -------------------

Effect of exchange rates on cash                                 10        (208)
                                                            -------------------
Net decrease in cash                                         (1,662)       (227)
Cash at beginning of period                                   8,302      13,434
                                                            -------------------
Cash at end of period                                       $ 6,640     $13,207
                                                            ===================
Supplemental disclosures of
 cash flow information:
  Interest paid                                             $ 1,009     $ 1,298
                                                            ===================
  Income taxes paid, net of refunds                         $14,059     $12,405
                                                            ===================

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

      At September 27, 1997 the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) for US dollars totaling $96.3 million. Of that balance, $55.2 million represented contracts for terms of 30 days or less. Gross unrealized gains from hedging firm sales commitments, based on current spot rates, were $4.0 million at September 27, 1997. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that the deferred amounts will be offset by the foreign exchange effect on sales of product in future periods.

3.  INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:


                             September 27,    March 29,
                                 1997           1997
                             --------------------------
                                   (in thousands)

        Raw materials           $10,925        $12,501
        Work-in-process           6,232          5,628
        Finished goods           47,988         36,961
                                ----------------------
                                $65,145        $55,090
                                ======================

4.  NET INCOME PER SHARE

      Net income per share data is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (using the treasury stock method).

5.  ACQUISITION OF BLOOD CENTERS BY BLOOD BANK MANAGEMENT SERVICES

      During the six months ended September 27, 1997, the Company purchased substantially all of the assets of three blood centers. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the 1997 acquisitions exceeded the underlying fair value of the net assets acquired by $4.9 million which has been assigned to goodwill. Goodwill is included in other assets in the accompanying consolidated Balance Sheet. The purchase price allocation is preliminary and subject to adjustment. To finance the 1997 acquisitions, the Company paid approximately $10.5 million in cash which was provided through the Company's long-term revolving credit agreements.


Management's Discussion and Analysis of
Financial Condition and Results of Operations

----------------------------------------------------------------------------
Three Months Ended September 27, 1997 Compared to Three Months Ended September 28, 1996

      Net revenues in 1997 increased 3% to $76.6 million from $74.4 million in 1996. Without the effects of currency, the increase was 7%. Worldwide disposable sales increased 5%. Without the effects of currency, the increase in disposable sales was approximately 10% driven approximately 40% by the domestic market and 60% by the international market. Sales of disposables products accounted for approximately 90% and 88% of revenues for the three months ended September 27, 1997 and September 28, 1996 respectively. Disposable revenue includes $4.1 million and $1.2 million in service revenue earned for the collection of blood products through the Company's blood service business for 1997 and 1996 respectively. Worldwide equipment sales in 1997 decreased 13% to $7.5 million from $8.6 million in 1996. Without the effects of currency, the decrease in equipment sales was approximately 10% driven by a shortfall in the international market. International sales accounted for approximately 60% and 62% of net revenues for 1997 and 1996, respectively.

      Gross profit for the three months ended September 27, 1997 decreased to $34.5 million from $39.9 million for the three months ended September 28, 1996. As a percentage of net revenues, gross profit decreased 8.5% to 45.1% from 53.6%. The decline in margin is due equally to sales mix, higher manufacturing costs, investment in the Blood Bank Management Services Business (BBMS) and the strengthening of the dollar.

      The Company expended $4.7 million in 1997 and 1996 on research and development (6.2% of net revenues in 1997 and 6.3% of net revenues in 1996.)

      Selling, general and administrative expenses increased to $23.7 million in 1997 from $22.3 million in 1996 and increased as a percentage of net revenues to 30.9% from 30.0%. A majority of this increase is attributed to BBMS.

      Operating income, as a percentage of net revenues, decreased in 1997 to 8.0% from 17.3% during the same period in 1996. The decrease is due equally to the investment costs associated with BBMS, the strengthening of the dollar and higher product costs.

      Interest expense increased $0.4 million in 1997 to $0.9 million from $0.5 million for the same period in 1996 due to an increased level of borrowing.

      Interest income increased $0.2 million in 1997 to $1.0 million from $0.8 million for the same period in 1996. The increase was due to the increase in the balance of sales-type leases.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income. The annualized rate for the full 12 months of fiscal 1998 is expected to be approximately 35%.

Six Months Ended September 27, 1997 Compared to Six Months Ended September 28, 1996

      Net revenues in 1997 increased 6% to $158.9 million from $149.9 million in 1996. Without the effects of currency, the increase was 12%. Worldwide disposable sales increased 7%. Without the effects of currency, the increase in disposable sales was approximately 13% driven approximately 40% by the domestic market and 60% by the international market. Sales of disposable products accounted for approximately 88% and 87% of revenues for the six months ended September 27, 1997 and September 28, 1996 respectively. Disposable revenue includes $6.9 million and $1.7 million in service revenue earned for the collection of blood products through BBMS for 1997 and 1996 respectively. Worldwide equipment sales were approximately $19 million in 1997 and 1996. Without the effects of currency, equipment revenue increased 5%, due to growth in the international markets in the first quarter. International sales accounted for approximately 63% of net revenues for 1997 and 1996.

      Gross profit for the six months ended September 27, 1997 decreased to $71.6 million from $82.2 million for the six months ended September 28, 1996. As a percentage of net revenues, gross profit decreased to 45.0% from 54.8%. Approximately 60% of the decrease was shared equally by the unfavorable effects of the strengthening of the dollar and higher manufacturing costs. The remaining 40% of the decrease was shared equally by the investment cost in BBMS and the mix shift in product sales from the higher margin surgical disposable products to the lower margin plasma disposable products.

      The Company expended $9.7 million in 1997 and 1996 on research and development (6.1% of net revenues in 1997 and 6.5% of net revenues in 1996.)

      Selling, general and administrative expenses increased to $46.1 million in 1997 from $45.5 million in 1996 and decreased as a percentage of net revenues to 29.0% from 30.3%. A majority of the dollar increase is attributed to BBMS.

      Operating income, as a percentage of net revenues, decreased in 1997 to 9.9% from 18.0% during the same period in 1996. The decrease was due to higher manufacturing costs, the stronger dollar and the costs associated with BBMS. This decrease was partially offset by the decrease in selling, general and administrative expenses as a percentage of net revenues.

      Interest expense increased $0.6 million in 1997 to $1.5 million from $0.9 million for the same period in 1996 due to an increased level of borrowing.

      Interest income increased $0.6 million in 1997 to $2.0 million from $1.4 million for the same period in 1996, due to the increase in the balance of sales-type leases.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income.

Liquidity and Capital Resources

      The Company historically has satisfied its cash requirements principally from internally generated cash flow and bank borrowings. During the six months ended September 27, 1997, the Company utilized $5.0 million in cash flow from operating activities compared to generating $13.6 million in cash flow from operating activities for the six months ended September 28, 1996. The Company's need for funds is derived primarily from capital expenditures, long-term sales contracts, acquisitions, treasury stock purchases and working capital. During the six months ended September 27, 1997, net cash used for investing activities totaled $36.7 million consisting of $14.7 million for capital expenditures related primarily to equipment utilized in the manufacturing operations and the worldwide plasma business, $10.5 million for acquisitions in BBMS and $ 9.8 million from the increase in long-term sales contracts attributable to growth in the plasma business worldwide, particularly China. During the six months ended September 27, 1997, the need for funds not satisfied by the internally generated cash flow was satisfied by an increase to the committed bank lines of $43.7 million. Effective October 28, 1997 the Company completed a private placement of $40.0 million in unsecured senior notes. The notes have a coupon rate of 7.05% and a ten year term.

      The Company used $5.6 million to repurchase 318,700 shares of treasury stock during the six months ended September 27, 1997. There remains approximately 271,000 shares available to repurchase by the Company at prevailing prices as market conditions warrant. No shares were purchased during the second quarter.

      At September 27, 1997 and March 29, 1997, the Company had working capital of $116.1 million and $94.0 million respectively. The Company believes its sources of cash are adequate to meet projected needs.


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

Item 6.    Exhibits and Reports on Form 8-K.

           (a).  Exhibits

           The following exhibits will be filed as part of this form 10-Q:

                 Exhibit 10A Note Purchase agreement whereby Haemonetics Corporation authorized sale of $40,000,000, 7.05% Senior Notes due October 15, 2007.

                 Exhibit 27   Financial Data Schedule

           (b).  Reports on Form 8-K.

           None


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  HAEMONETICS CORPORATION



Date:   11/10/97                  By:  /s/   JOHN F. WHITE
     --------------------            ------------------------------------
                                       John F. White, Chairman, President
                                       and Chief Executive Officer

Date:   11/10/97                  By:  /s/   BRIGID A. MAKES
     --------------------            ------------------------------------
                                       Brigid A. Makes,  Chief Financial
                                       Officer,
                                       (Principal Financial Officer)