Form 10-Q
period 1997-12-27
HAEMONETICS CORP
filed 1998-02-09
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the quarter ended:  December 27, 1997    Commission File Number:  1-10730
                       -------------------                            -------


                           HAEMONETICS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



            Massachusetts                            04-2882273
    ----------------------------         ------------------------------------
    (State or other jurisdiction         (I.R.S. Employer Identification No.)
  of incorporation or organization)

                     400 Wood Road, Braintree, MA 02184
                  ----------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:     (781) 848-7100
                                                       ----------------

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

          26,512,979 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                              December 27, 1997


                           HAEMONETICS CORPORATION
                                    INDEX


                                                                           PAGE
                                                                           ----

PART I.   Financial Information

          Consolidated Balance Sheets - December 27, 1997                     2
           and March 29, 1997

          Consolidated Statements of  Operations -                            3
           Three and Nine Months Ended December 27, 1997
           and December 28, 1996

          Consolidated Statement of Stockholders' Equity -                    4
           Nine Months Ended December 27, 1997

          Consolidated Statements of Cash Flows -                             5
           Nine Months Ended December 27, 1997 and December 28, 1996

          Notes to Consolidated Financial Statements                        6-8

          Management's Discussion and Analysis of Financial Condition      9-11
           and Results of Operations


PART II.  Other Information                                                  12

          Signatures                                                         13


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                      December 27,    March 29,
                              ASSETS                                      1997          1997
                                                                      ------------    ---------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents........................................     $  7,330      $  8,302
  Accounts receivable, less allowance of $926 at December 27, 1997
   and $961 at March 29, 1997......................................       78,407        72,199
  Inventories......................................................       60,781        55,090
  Current investment in sales-type leases, net.....................       14,311        13,559
  Deferred tax asset...............................................       12,811        14,290
  Other prepaid and current assets.................................       14,165         4,229
                                                                        ----------------------
      Total current assets ........................................      187,805       167,669
                                                                        ----------------------
Property, plant and equipment......................................      200,408       190,758
  Less accumulated depreciation....................................       92,688        87,148
                                                                        ----------------------
Net property, plant and equipment..................................      107,720       103,610
Other assets:
  Investment in sales-type leases, net.............................       38,132        30,954
  Distribution rights, net.........................................       10,925        10,266
  Other assets, net................................................       14,849        11,047
                                                                        ----------------------
      Total other assets...........................................       63,906        52,267
                                                                        ----------------------
      Total assets.................................................     $359,431      $323,546
                                                                        ======================


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt...........     $ 22,576      $ 19,511
  Accounts payable.................................................       21,658        27,885
  Accrued payroll and related costs................................        9,405         6,814
  Accrued income taxes.............................................            0        10,478
  Other accrued expenses...........................................       20,285         8,936
                                                                        ----------------------
      Total current liabilities....................................       73,924        73,624
                                                                        ----------------------
Deferred income taxes..............................................       12,580        12,770
Long-term debt, net of current maturities..........................       50,143        10,015
Other long-term liabilities........................................        3,721         1,863
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
   Issued - 29,294,736 at December 27, 1997; 29,238,350 shares at
   March 29, 1997..................................................          293           292
  Additional paid-in capital.......................................       58,403        56,547
  Retained earnings................................................      214,479       215,657
  Cumulative translation adjustments...............................       (7,750)       (6,162)
                                                                        ----------------------
  Stockholders' equity before treasury stock.......................      265,425       266,334
      Less: treasury stock - 2,781,757 shares at cost at December
       27, 1997 and 2,478,888 shares at cost at March 29, 1997.....       46,362        41,060
                                                                        ----------------------
      Total stockholders' equity...................................      219,063       225,274
                                                                        ----------------------
      Total liabilities and stockholders' equity...................     $359,431      $323,546
                                                                        ======================


      The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                                  Three Months Ended              Nine Months Ended
                                                             ----------------------------    ----------------------------
                                                             December 27,    December 28,    December 27,    December 28,
                                                                 1997            1996            1997            1996
                                                             ------------    ------------    ------------    ------------

Net revenues ............................................      $ 75,782        $76,550         $234,723        $226,482
Cost of goods sold ......................................        40,285         38,468          127,628         106,174
                                                               --------------------------------------------------------
Gross profit ............................................        35,497         38,082          107,095         120,308

Operating expenses:
  Research and development ..............................         4,324          4,620           14,073          14,338
  Selling, general and administrative ...................        23,831         23,121           69,964          68,584
                                                               --------------------------------------------------------
      Total operating expenses ..........................        28,155         27,741           84,037          82,922
                                                               --------------------------------------------------------


Non-Recurring Restructuring Expense .....................       (25,200)             0          (25,200)              0

Operating income (loss) .................................       (17,858)        10,341           (2,142)         37,386

Interest expense ........................................        (1,088)          (396)          (2,556)         (1,281)
Interest income .........................................           933            678            2,958           2,099
Other income (expense), net .............................            48            178              (53)            383
                                                               --------------------------------------------------------

Income (loss) before provision for income taxes .........       (17,965)        10,801           (1,793)         38,587

Provision (benefit) for income taxes ....................        (6,288)         3,781             (628)         13,496
                                                               --------------------------------------------------------

Net income (loss) .......................................      $(11,677)       $ 7,020         $ (1,165)       $ 25,091
                                                               ========================================================

NET INCOME (LOSS) PER SHARE .............................      $  (0.44)       $  0.26         $  (0.04)       $   0.91
                                                               ========================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING ............................................        26,528         27,361           26,598          27,580


      The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited - in thousands)

                                              Common Stock     Additional                             Cumulative         Total
                                             --------------     Paid-in      Retained    Treasury     Translation    Stockholders'
                                             Shares    $'s      Capital      Earnings      Stock      Adjustment        Equity
                                             ------    ---     ----------    --------    --------     -----------    -------------

Balance March 29, 1997....................   29,238    $292     $56,547      $215,657    $(41,060)     $(6,162)        $225,274

Exercise of stock options and related
 tax benefit..............................       57       1       1,856           ---         ---          ---            1,857
Employee stock purchase plan..............      ---     ---         ---           (13)        264          ---              251
Treasury stock ...........................      ---     ---         ---           ---      (5,566)         ---           (5,566)
Net income  (loss)........................      ---     ---         ---        (1,165)        ---          ---           (1,165)
Translation adjustment....................      ---     ---         ---           ---         ---       (1,588)          (1,588)
                                             ----------------------------------------------------------------------------------
Balance December 27, 1997.................   29,295    $293     $58,403      $214,479    $(46,362)     $(7,750)        $219,063
                                             ==================================================================================


      The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)

                                                                                         Nine Months Ended
                                                                                       ---------------------
                                                                                       Dec. 27,     Dec. 28,
                                                                                         1997         1996
                                                                                       --------     --------

Cash flows from operating activities:
  Net income (loss)................................................................    $ (1,165)    $ 25,091
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................       4,676       10,340
    (Increase) decrease in deferred income taxes ..................................        (146)         140
    Increase in accounts receivable, net ..........................................      (7,216)      (8,811)
    (Increase) decrease in inventories ............................................      (5,926)       9,249
    Increase in sales-type leases .................................................        (878)      (2,292)
    Increase in other assets ......................................................      (7,797)      (2,622)
    Decrease in accounts payable, accrued expenses and deferred revenues ..........        (911)         502
                                                                                       ---------------------
      Total adjustments ...........................................................     (18,198)       6,506
                                                                                       ---------------------
    Net cash (used in) provided by operating activities ...........................     (19,363)      31,597
                                                                                       ---------------------
Cash flows from investing activities:
  Capital expenditures on property, plant and equipment, net ......................      (3,914)     (26,688)
  Increase in distribution rights .................................................        (659)         ---
  Acquisitions in Blood Bank Management Services Business .........................     (10,508)         ---
  Net increase in long-term sales contracts .......................................      (7,341)      (5,888)
                                                                                       ---------------------
    Net cash used in investing activities .........................................     (22,422)     (32,576)
                                                                                       ---------------------
Cash flows from financing activities:
  Payments on long-term real estate mortgage ......................................        (137)        (142)
  Net increase in short-term revolving credit agreements ..........................       4,318        9,462
  Net increase (decrease) in long-term revolving credit agreements ................         (75)        (741)
  Borrowings under long term senior note purchases agreements .....................      40,000
  Exercise of stock options and related tax benefit ...............................       1,857        2,802
  Employee stock purchase plan ....................................................         251          275
  Purchase of treasury stock ......................................................      (5,566)      (6,338)
                                                                                       ---------------------
    Net cash provided by financing activities .....................................      40,648        5,318
                                                                                       ---------------------

Effect of exchange rates on cash ..................................................         165       (1,202)
                                                                                       ---------------------
Net decrease in cash ..............................................................        (972)       3,137
Cash at beginning of period .......................................................       8,302       13,434
                                                                                       ---------------------
Cash at end of period .............................................................    $  7,330     $ 16,571
                                                                                       =====================
Supplemental disclosures of cash flow information:
  Interest paid ...................................................................    $  2,253     $  1,841
                                                                                       =====================
  Income taxes paid, net of refunds ...............................................    $ 13,030     $  4,395
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

      At December 27, 1997 the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) for US dollars totaling $75.7 million. Of that balance, $27.2 million represented contracts for terms of 30 days or less. Gross unrealized gains from hedging firm sales commitments, based on current spot rates, were $4.2 million at December 27, 1997. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that the deferred amounts will be offset by the foreign exchange effect on sales of product in future periods.

3.  INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:

                         December 27,    March 29,
                             1997          1997
                         ------------    ---------
                              (in thousands)

      Raw materials        $ 9,358        $12,501
      Work-in-process        6,650          5,628
      Finished goods        44,773         36,961
                           ----------------------
                           $60,781        $55,090
                           ======================

4.  NET INCOME (LOSS) PER SHARE

      In February 1997, the Financial Accounting Standards board issued SFAS NO. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and establishes new standards for the presentation of earnings per share under SFAS 128, "Basic Earnings Per Share" excludes dilution and is computed by dividing income available to common stockholders by weighted average shares outstanding. "Diluted Earnings Per Share" reflects the effect of all other diluted outstanding common stock equivalents and is computed similarly to primary earnings per share according to AFB 15. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS 128:


                                            For the three months ended December 27, 1997
                                            ---------------------------------------------
                                            Income/(Loss)         Shares
                                            (in thousands)    (in thousands)    Per-Share
                                             (Numerators)     (Denominator)      Amount
                                            ---------------------------------------------

Basic EPS
---------
Income available to common stockholders        $11,677           $26,513         $ (.44)

Effect of dilutive securities
-----------------------------
Stock options                                        -                15              -
                                               ----------------------------------------

Diluted EPS
-----------
Income available to common stockholders,
 including assumed conversions                 $11,677           $26,528         $ (.44)
                                               ========================================


                                             For the nine months ended December 27, 1997
                                            ---------------------------------------------
                                            Income/(Loss)         Shares
                                            (in thousands)    (in thousands)    Per-share
                                             (Numerator)      (Denominator)      Amount
                                            ---------------------------------------------

Basic EPS
---------
Income available to common stockholders        $(1,165)          $26,530         $(0.04)

Effect of dilutive securities
-----------------------------
Stock options                                        -                68              -
                                               ----------------------------------------

Diluted EPS
-----------
Income available to common stockholders
 including assumed conversions                 $(1,165)          $26,598         $(0.04)
                                               ========================================


5.  ACQUISITION OF BLOOD CENTERS BY BLOOD BANK MANAGEMENT SERVICES

      During the nine months ended December 27, 1997, the Company purchased substantially all of the assets of three blood centers. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the 1997 acquisitions exceeded the underlying fair value of the net assets acquired by $4.9 million which has been assigned to goodwill. Goodwill is included in other assets in the accompanying consolidated Balance Sheet. The purchase price allocation is preliminary and subject to adjustment. To finance the 1997 acquisitions, the Company paid approximately $10.5 million in cash which was provided through the Company's long-term revolving credit agreements.

6.  RESTRUCURING CHARGE

      The Company recorded a restructuring charge of $25.2 million related to the restructuring plans announced by the Company on November 12, 1997. From a manufacturing perspective, the Company made a decision to terminate their rework program and no longer manufacture certain products. Additionally, certain products, which would have required additional investments to continue their useful lives, will no longer be supported. The Company has also identified certain operations, which they intend to close or partially close, resulting in losses associated with the abandonment of certain leases and fixed assets, and the termination of certain employees.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      The $25.2 million charge consists of $8.6 million related to the write-off of certain disposable and equipment inventories. These inventories and equipment were scrapped or abandoned in conjunction with decisions to discontinue a disposable rework program, and to exit certain product lines. The Company also recorded charges of $3.8 million related to the cost of exiting certain long term supply commitments for products which the company no longer plans to resell or use in its operations. Other assets totaling $2.9 million were written off. These included certain strategic investments in non-core businesses which the Company no longer intends to pursue. The Company charged $3.4 million which was related to reserves for severance and other contractual obligations. These reserves and other restructuring costs discussed above were provided in accordance with Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Finally, an additional $6.5 million relates to the write down of certain property, plant and equipment, principally older generation commercial plasma equipment, which the Company no longer intends to support. This write down was computed using management's estimate of future cash flows to be provided by the equipment, and the costs to service the equipment, consistent with Statement of Financial Accounting Standards No. 121, "Impairment of Long Lived Assets".

Management's Discussion and Analysis of
Financial Condition and Results of Operations

-------------------------------------------------------------------------------
Three Months Ended December 27, 1997 Compared to Three Months Ended December 28, 1996

      Net revenues in 1997 decreased 1 % to $75.8 million from $76.6 million in 1996. Without the effects of currency, net revenues increased 5%. Worldwide disposable sales increased 1%. Without the effects of currency, the increase in disposable sales was approximately 7% driven by the international markets. Disposable sales in the US were adversely effected during the quarter due to discontinued plasma business with one customer and lower surgical shipments due to continued inventory reduction initiatives by our US distributor. Sales of disposables products accounted for approximately 90% and 89% of net revenues for the three months ended December 27, 1997 and December 28, 1996, respectively. Disposable revenue includes $5.3 million and $2.3 million in service revenue earned for the collection of blood products through the Company's Blood Bank Management Services ("BBMS") for 1997 and 1996, respectively. Worldwide equipment sales in 1997 decreased 14% to $7.5 million from $8.8 million in 1996. Without the effects of currency, the decrease in equipment sales was approximately 10% driven by a shortfall in the domestic market. International sales accounted for approximately 64% and 61% of net revenues for 1997 and 1996, respectively.

      Gross profit for the three months ended December 27, 1997 decreased to $35.5 million from $38.1 million for the three months ended December 28, 1996. As a percentage of net revenues, gross profit decreased 2.9% to 46.8% from 49.7%. The decline in margin is due largely to higher manufacturing costs incurred at BBMS. The negative effect of currency was fully offset by improvements in the base margin of the Company as a result of favorable improvements in the Company's core manufacturing.

      The Company expended $4.3 million in 1997 on research and development (5.7% of net revenues) and $4.6 million in 1996 (6.0% of net revenues in 1996.) The decrease is a result of management's targeted effort to control spending as well as from staff reductions associated with discontinued operations of Haemonentics Plasma Product Services under taken as part of the restructuring.

      Selling, general and administrative expenses increased to $23.8 million in 1997 from $23.1 million in 1996 and increased as a percentage of net revenues to 31.4% from 30.2%. This increase is attributed to increased costs of $1.5 million incurred by BBMS offset by lower expenses for the core business.

      During the quarter, the Company recorded a restructuring charge of $25.2 million (or $16.4 million net of income taxes) related to the restructuring plans announced by the Company on November 12, 1997. From a manufacturing perspective, the Company made a decision to terminate their
rework program and no longer manufacture certain products.   Additionally,
certain products, which would have required additional investments to continue their useful lives, will no longer be supported The Company has also identified certain operations, which they intend to close or partially close, resulting in losses associated with the abandonment of certain leases and fixed assets, and the termination of certain employees.

      The $25.2 million charge consists of $8.6 million related to the write-off of certain disposable and equipment inventories. These inventories and equipment were scrapped or abandoned in conjunction with decisions to discontinue a disposable rework program, and to exit certain product lines. An additional $6.5 million relates to the write down of certain property, plant and equipment, principally older generation commercial plasma equipment, which the Company no longer intends to support. The Company also recorded charges of $3.6 million related to the cost of exiting certain long term supply commitments for products which the Company no longer plans to sell. Other assets totaling $2.9 million were also written off. These included certain strategic investments in non-core businesses which the Company no longer intends to pursue. Finally, $3.4 million relates to reserves for severance and other contractual obligations with respect to the employee terminations.

      Operating income, as a percentage of net revenues, decreased in 1997 to (23.6)% from 13.5% during the same period in 1996. Without the restructure charge of $25.2 million taken during the current quarter, the operating income, as a percentage of net revenues, decreased 3.8% to 9.7% from 13.5% in 1996. This 3.8% decrease was driven by the strengthening of the dollar and start up costs from BBMS which accounted for a combined reduction in operating margin, as a percentage of revenues of approximately 6.0%. This 6.0% decrease was partially offset by improvements in both base business operating expenses and gross margin before the effects of currency.

      Interest expense increased $0.7 million in 1997 to $1.1 million from $0.4 million for the same period in 1996 due to an increased level of borrowing.

      Interest income increased $0.2 million in 1997 to $0.9 million from $0.7 million for the same period in 1996. The increase was due to the increase in the balance of sales-type leases.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income. The annualized rate for the full 12 months of fiscal 1998 is expected to be approximately 35%.

Nine Months Ended December 27, 1997 Compared to Nine Months Ended December 28, 1996

      Net revenues in 1997 increased 4% to $234.7 million from $226.5 million in 1996. Without the effects of currency, the increase was 9%. Worldwide disposable sales increased 5%. Without the effects of currency, the increase in disposable sales was approximately 11% driven approximately 30% by the domestic market and 70% by the international market. Sales of disposable products accounted for approximately 89% and 88% of revenues for the nine months ended December 27, 1997 and December 28, 1996 respectively. Disposable revenue includes $12.2 million and $4.0 million in service revenue earned for the collection of blood products through BBMS for 1997 and 1996 respectively. Worldwide equipment sales were approximately $26.7 million in 1997 and $27.8 million in 1996. Without the effects of currency, equipment revenue was unchanged. International sales accounted for approximately 64% of net revenues for 1997 and 63% in 1996.

      Gross profit for the nine months ended December 27, 1997 decreased to $107.1 million from $120.3 million for the nine months ended December 28, 1996. As a percentage of net revenues, gross profit decreased to 45.6% from 53.1%. Approximately 40% of the decrease was a result of the unfavorable effects of the strengthening of the dollar and 10% was due to the mix shift in product sales from the higher margin surgical disposable products to the lower margin plasma disposable products. The remaining 50% of the decrease is shared equally between the investment cost in BBMS and higher manufacturing costs.

      The Company expended $14.1 million in 1997 and $14.3 in 1996 on research and development (6.0% of net revenues in 1997 and 6.3% of net revenues in 1996.)

      Selling, general and administrative expenses increased to $70.0 million in 1997 from $68.6 million in 1996 and decreased as a percentage of net revenues to 29.8% from 30.3%. A majority of the dollar increase is attributed to BBMS.

      Operating income, as a percentage of net revenues, decreased in 1997 to (.9)% from 16.5% during the same period in 1996. Without the restructure charge of $25.2 million taken during the third quarter, the operating income, as a percentage of net revenues, decreased 6.7% to 9.8% from 16.5% in 1996. The decrease was due to higher manufacturing costs, the stronger dollar and the costs associated with BBMS. This decrease was partially offset by the decrease in selling, general and administrative expenses as a percentage of net revenues.

      Interest expense increased $1.3 million in 1997 to $2.6 million from $1.3 million for the same period in 1996 due to an increased level of borrowing.

      Interest income increased $0.9 million in 1997 to $3.0 million from $2.1 million for the same period in 1996, due to the increase in the balance of sales-type leases.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income.


Liquidity and Capital Resources

      The Company historically has satisfied its cash requirements principally from internally generated cash flow and bank borrowings. During the nine months ended December 27, 1997, the Company utilized $19.4 million in cash flow from operating activities compared to generating $31.6 million in cash flow from operating activities for the nine months ended December 28, 1996. The Company's need for funds is derived primarily from capital expenditures, long-term sales contracts, acquisitions, treasury stock purchases and working capital. During the nine months ended December 27, 1997, net cash used for investing activities totaled $22.4 million consisting of $3.9 million (net of $14.0 million in gross write-offs due to the restructure) related primarily to equipment utilized in the manufacturing operations and the worldwide plasma business, $10.5 million for acquisitions in BBMS and $7.3 million from the increase in long-term sales contracts attributable to growth in the plasma business worldwide. During the nine months ended December 27, 1997, the need for funds not satisfied by the internally generated cash flow was satisfied by an increase in committed borrowings of $44.2 million. Effective October 28, 1997 the Company completed a private placement of $40.0 million in unsecured senior notes. The notes have a coupon rate of 7.05% and a ten year term. The company also amended it's Revolving Credit Agreement to reduce it's committed line of credit from $40.0 million to $20.0 million.

      The Company used $5.6 million to repurchase 318,700 shares of treasury stock during the nine months ended December 27, 1997. Under the stock repurchase program approved by the Board at the July 19, 1996 Board of Directors Meeting there remain approximately 271,000 shares available to repurchase by the Company at prevailing prices as market conditions warrant. No shares were purchased during the second quarter.

      To date, approximately $300,000 of cash has been used in connection with the restructuring charge. it is expected that approximately $3.8 million of cash will be utilized in connection with the total restructuring charge.

      At December 27, 1997 and March 29, 1997, the Company had working capital of $113.8 million and $94.0 million respectively. The Company believes its sources of cash are adequate to meet projected needs.

Year 2000 Compliance

      Based upon information currently available, management does not anticipate that the Company will incur material costs to update its computer software programs and applications to be "Year 2000 compliant." The "Year 2000 problem" which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of its internal systems, has developed a workplan to address this issue and is in the process of modifying and identifying actions to address affected systems in time to minimize any detrimental effects on operations. The Company expects that the costs to ensure its systems are Year 2000 compliant will not be material to the Company's results of operations, liquidity, or consolidated financial position.

      In addition the Company relies on third party providers for some of its systems support. To the extent that the Company will be relying on its outside software vendors, Year 2000 compliance matters will not be entirely within the Company's direct control. In addition, the Company has relationships with vendors, customers and other third parties that rely on computer software that may not be Year 2000 compliant. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on the Company.


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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a).  Exhibits

         The following exhibits will be filed as part of this form 10-Q:

               Exhibit 10A First Amendment, dated December 26, 1997, to the Revolving credit Agreement, dated June 25, 1997, among Haemonetics Corporation and Mellon Bank N.A.

               Exhibit 27    Financial Data Schedule

         (b).  Reports on Form 8-K.

         The Company filed Form 8-K on February 3, 1998 to report under Item 5 that Sir Stuart Burgess has become Chairman of the Board and that James L. Peterson has been elected as President and Chief Executive Office on January 30, 1998. John F. White stepped down as Chairman, Director, President and Chief Executive Officer on that date.



                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HAEMONETICS CORPORATION



Date:  February 9, 1998                By: /s/ JAMES L. PETERSON
                                           ----------------------------
                                       James L. Peterson, President and
                                       Chief Executive Officer

Date:  February 9, 1998                By: /s/ BRIGID A. MAKES
                                           ----------------------------
                                       Brigid A. Makes, Chief Financial
                                       Officer, (Principal Financial Officer)