Form 10-K
period 1998-03-28
HAEMONETICS CORP
filed 1998-06-22
CIK 313143

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 28, 1998.  Commission file number 1-10730

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

      Securities registered pursuant to Section 12(b) of the Act: None

                                                Name of each exchange
         Title of each class                     on which registered
         -------------------                    ---------------------
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
Yes   X    No       .
   -------   -------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of May 28, 1998, was approximately $383,000,000.

      The number of shares of the registrant's common stock, $ .01 par value, outstanding as of May 28, 1998 was 26,584,679.

                            --------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting to be held July 22, 1998.

==============================================================================

                              TABLE OF CONTENTS


                                                                 Page Number
                                                                 -----------

Item 1.   Business                                                     3
          (a) New Developments in the Business                         3
          (b) General Development of the Business                      4
          (c) Financial Information about Industry Segments            5
          (d) Narrative Description of Business                        5
          (e) Financial Information about Foreign and Domestic
               Operations and Export Sales                            11
Item 2.   Properties                                                  11
Item 3.   Legal Proceedings                                           12
Item 4.   Submission of Matters to a Vote of Security Holders         12
Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                        13
Item 6.   Selected Consolidated Financial Data                        14
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        15
Item 8.   Financial Statements and Supplementary Data                 19
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        40
Item 10.  Directors and Executive Officers of the Registrant          40
          (a) Identification of Directors                             40
          (b) Identification of Executive Officers                    40
Item 11.  Executive Compensation                                      41
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                             41
Item 13.  Certain Relationships and Related Transactions              41
Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                   41
          (a) Financial Statements                                    41
          (b) Reports on Form 8-K                                     42
          (c) Exhibits                                                42



ITEM 1. BUSINESS

(a)  New Developments in the Business.

   Regulatory Developments

      In April 1997, Haemonetics (the "Company") received marketing clearance from the FDA to market its proprietary two-unit red blood cell collection protocol for homologous (typically volunteer) donors. This followed the clearance given in April 1996 to market the two-unit red cell collection protocol for patients donating blood for their own surgical use and the clearance given in October 1995 to market the one-unit red cell and two-unit plasma protocol for the entire donor population. These protocols allow blood centers to replace labor-intensive manual collection methods for red blood cells with highly efficient automated apheresis systems while producing a more consistent red blood cell transfusion unit. Haemonetics is the first to provide its customers with the ability to collect two transfusable units of red blood cells from a single donor. Two-unit red cell collection saves blood banks precious dollars and labor in testing, labeling, handling and distribution requirements.

      The ability to collect red cells is a significant opportunity for the Company. The yearly market potential for two-unit red blood cell collection alone is approximately $500 million. However, it has not been a small undertaking to see this technology into the marketplace as it has been five years since the Company's first submission to the FDA for marketing clearance for a red cell protocol. Now that the Company has received approval to market the two-unit red blood cell protocol, the U.S. blood centers desiring to use the two-unit red cell technology must receive approvals from the FDA both to license their centers to use the technology and to collect and ship products obtained through this technology across state lines to other communities. During the year, Kansas Blood Services in Topeka, Kansas was the first blood bank in the United States to receive approval from the FDA to collect two-units of red blood cells and for that blood to be shipped across state borders for use by other communities. In addition, the international markets for red cells continued to move forward with their red cell approvals. During the year, the French regulatory authority approved the use of the filtered two-unit red cell protocol for patients donating blood for their own surgical use and the German regulatory authority approved the filtered two-unit red cell protocol for the homologous (typically volunteer) donor.

   New Business Developments

   Restructuring Charge in Q3

      The Company recorded a charge of $24.5 million related to the restructuring plans announced by the Company during the third quarter of fiscal 1998. From a manufacturing perspective, the Company made a decision not to undertake certain rework and to terminate the manufacture of certain products. Additionally, certain products, which would have required additional investments to continue their useful lives, will no longer be supported. The Company has also identified certain operations, which it intends to close or partially close, resulting in losses associated with the abandonment of certain leases and fixed assets, and the termination of certain employees.

   New Management

      On January 27, 1998, at the request the Board of Directors, John F. White stepped down as Chairman and Chief Executive Officer of Haemonetics Corporation. Sir Stuart Burgess, a Board member of Haemonetics since 1992, replaced Mr. White as Chairman of the Board. James L. Peterson, formerly Vice Chairman and President of Haemonetics International was elected CEO and President. Mr. Peterson has been with the Company 18 years.

      Additional key management changes during the year included the appointment of Ronald Ryan, former Chief Financial Officer and Senior Vice President of Finance and Administration, Converse Inc., to Senior Vice President and Chief Financial Officer; the appointment of Michael Mathews, who has been with the Company since 1987, to President of the worldwide Blood Bank division; the appointment of Dr. Peter Tomasulo, who held senior positions in community blood banking and with the American and International Red Cross, to the Vice President in charge of Blood Bank Management Services, ("BBMS"); and the promotion of Bruno Deglaire to President of European and Asian Field Operations.

   New Direction

      With the changes in management, came key changes in the direction of the business.

   Exit BBMS

      On May 1, 1998, the Board of Directors approved a plan to discontinue the Company's Blood Bank Management Services Business, citing the objectives of bringing the Company's focus back to its core competence as a manufacturer of medical device equipment and disposables and expanding the available market by no longer competing with its other customers. BBMS represented an extension into the blood services business, whereby the Company managed blood banks owned and operated by it. The Company had key successes in the BBMS business. Through the use of its apheresis products at its BBMS blood centers, the Company was successful in 1) demonstrating the ability to meet hospital's total blood product requirements, 2) improving the donor recruiting process and 3) increasing the supply of high-quality blood components to the communities served. In spite of the successes, the financial performance of BBMS was below the Company's original expectations and future improvement was not assured. The divestiture plan is underway as management has begun to seek potential buyers for the various blood centers within their local communities. (See Note 12 to the Consolidated Financial Statements included herein for a further discussion of the discontinuance.)

   Reinvigorate Research and Development Efforts

      The Company is committed to reorganizing and expanding resources to get more new products to the market faster, especially related to red cell products.

   Re-engineering Manufacturing and Logistics Processes

      The Company has undertaken a program of reengineering its manufacturing and logistics processes to achieve a low cost advantage in the industry.

   Move to selling direct in the U. S. cardiovascular market

      The Company is planning to end its long time distributor relationship with Bentley Laboratories, a division of Baxter International, Inc., as its distributor and utilize its existing surgical sales force to sell its Cell Saver[registered trademark] and related disposables directly to the U.S. cardiovascular market.

(b)  General Development of the Business.

      Haemonetics Corporation was incorporated in Massachusetts in 1985. The terms "Haemonetics" and the "Company" as used herein include its subsidiaries and its predecessor where the context so requires.

      Haemonetics was founded in 1971 and became a publicly owned company for the first time in 1979. In August 1983, Haemonetics was acquired by American Hospital Supply Corporation ("AHS"). In connection with the acquisition of AHS by Baxter Travenol Laboratories, Inc. in 1985, Baxter Travenol divested Haemonetics to address antitrust concerns related to the acquisition. Haemonetics was purchased in December 1985 by investors that included the Company's present executive officer James L. Peterson, E. I. du Pont de Nemours and Company ("Du Pont"), and other present and former employees of the Company. In May 1991, the Company completed an Initial Public Offering, at which time Du Pont divested its entire interest in the Company.

      Haemonetics is engaged in the manufacture of both automated systems for the collection, processing and surgical salvage of blood and until the completion of the planned divestiture of BBMS, in the manufacture of blood components through its service business. Since the development of its first proprietary cell washing system in 1971, the Company has pioneered a family of innovative systems and technologies for blood processing. The Company's business is focused on surgical blood salvage, blood component therapy, automated red cell and plasma collection. Haemonetics' blood processing systems consist of proprietary disposable sets driven by specialized equipment. The Company's equipment employs over 100 different sterile, single-use disposable products. The Company markets its products to hospitals, independent blood banks, commercial plasma fractionators and national health organizations in over 50 countries.

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

      Haemonetics, which pioneered the first autologous blood transfusion system, has developed a full line of products to address the needs of the surgical blood salvage market. The core product line, the Cell Saver[registered trademark] autologous blood recovery system, reduces the patient's dependence on homologous red cell transfusions and leads to more rapid delivery of higher quality, compatible blood to the surgical patient intra- and post-operatively. An extension of this product line is the HaemoLite[registered trademark] autologous blood recovery system, an automated portable system which requires limited operator monitoring and is designed for lower blood loss procedures. The Collectfirst[registered trademark] autologous blood collection system allows continual collection, filtration and reinfusion of salvaged blood. This system offers versatility to the physician through its ability to be used either for direct reinfusion or with the Cell Saver[registered trademark] system for washing of the collected red blood cells.

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

      The Company addresses these drawbacks of platelet therapy with its apheresis systems such as the Haemonetics MCS[registered trademark]+ mobile collection system. The apheresis process permits the collection of therapeutically useful quantities of components such as platelets from a single donor. The end product of platelet apheresis is referred to as single donor platelets (as opposed to pooled or random donor platelets traditionally available from blood banks or hospital centers). Apheresis technology conserves the donor pool since donors can donate non-red cell blood components more often than whole blood. Whole blood donors are restricted in their ability to donate by regulatory agencies to eight week intervals, whereas apheresis donors may donate as often as twice a week. In addition, apheresis systems offer a purer and safer product to the recipient because of the significant reduction in the number of donors to which the recipient is exposed.

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

      Commercial plasma collection firms in the United States pay donors for their plasma and then fractionate the collected plasma themselves and sell the resultant protein products or sell the collected plasma worldwide for fractionation purposes. Outside the United States, virtually every industrialized nation has expressed the desire to increase their access to the plasma market worldwide due to the ever growing need for the plasma-based therapeutic products and their desire to improve the quality of their country's blood products. The increased appeal of more efficient, user-friendly automated systems is leading to conversion from manual to automated plasma collection techniques.

      The Haemonetics automated plasma collection systems, PCS[registered trademark] and PCS[registered trademark]2, shorten the collection procedure to approximately forty minutes from ninety minutes required for manual collection. Donor safety is also increased as the donor is never separated from his or her own blood, eliminating the risk that exists in manual collection of having the wrong red cells returned to the donor. The PCS[registered trademark] and PCS[registered trademark]2 systems also yield a higher quality plasma than manual methods, since a smaller amount of anticoagulant is needed and the donor is not given any intravenous fluids to dilute his or her native plasma.

      Haemonetics has aggressively pursued the conversion of commercial plasma collection firms from manual methods to the Company's automated PCS[registered trademark] systems. Under contracts with Alpha Therapeutics and Bayer, the Company has agreed to install and service its PCS[registered trademark] and PCS[registered trademark]2 systems free of charge to certain plasma collection centers operated by these parties. These fractionators, in turn, have agreed to purchase certain minimum numbers of processing chambers from Haemonetics.

      Plasma collection from volunteer donors is undergoing dramatic changes due to greater focus on the quality, safety and cost of plasma-based therapeutic products. The Company has been the primary supplier of automated plasma collection systems to the national blood collection programs of Japan, France, Sweden, Canada and the United Kingdom. The Company is also in the early stages of developing a plasma program in China. Haemonetics is one of two approved vendors in China.

Automated Red Cell Collection

      Red blood cell transfusions are performed to restore the oxygen-carrying capacity of the blood in situations involving hemorrhaging, such as surgery and trauma and other blood disorders.

      Traditionally, red blood cells have been derived from the manual separation of red blood cells obtained through whole blood donations. However, this process involves time consuming secondary handling and processing. It also produces a red cell transfusion product of variable therapeutic content due to variations found in donor characteristics and the whole blood donation process.

      Haemonetics has extended its MCS[registered trademark]+ system product line to offer systems for the apheresis collection of red blood cells. The Company's red blood cell apheresis systems automate the manual red blood cell collection process, producing a more consistent red cell transfusion unit and eliminating the lengthy secondary handling and processing steps. In addition, by collecting red blood cells in multiple units or together with other apheresis products such as plasma, the blood center can meet its collection requirements more efficiently and make better use of a shrinking donor base.

Revenue Detail

      In the year ended March 28, 1998, sales of disposable products accounted for approximately 89% of net revenues. Sales of disposable products by the Company were 3.6% lower in 1998 than in 1997 (6.0% higher in 1998 than in 1997 without the effects of currency) and grew at a compound average annual growth rate of 4% for the three years ended March 28, 1998. Service revenues, which are included as part of disposables revenues, accounted for approximately .6% of the Company's net revenues during the year ended March 28, 1998.

      Sales of equipment accounted for approximately 11% of net revenues in fiscal 1998 and approximately 13% in fiscal 1997. Variations in the level of the Company's sales of equipment are likely to occur from year to year and quarter to quarter. These variations reflect the buying cycles of the Company's customers and, in particular, the level of equipment purchases by the national blood organizations in Europe, Japan and other countries that are implementing programs for national self-sufficiency in blood products with the use of the Company's products.

Marketing/Sales/Distribution

      Haemonetics markets and sells its products to hospitals, independent blood banks, commercial plasma collection centers and national health organizations through its own direct sales force in North America, Western Europe and Japan. This sales force is composed of full-time sales representatives and clinical specialists based in the United States, United Kingdom, Germany, France, Sweden, The Netherlands, Denmark, Italy, Australia, Austria, Hong Kong, Canada, Japan, Switzerland, China and Belgium. These sales representatives and clinical specialists interact with physicians, surgeons and nurses to promote and sell Haemonetics' products and services, approximately 40% focusing on the surgical blood salvage market and the remainder on the combination of the Company's other markets. The clinical specialists assist the Company's sales force and customers through demonstrations and training.

      Haemonetics distributes its disposable Cell Saver[registered trademark] products in North American cardiovascular hospitals primarily through the Bentley Laboratories division of Baxter International, Inc. ("Bentley"). In addition, Haemonetics distributes its Collectfirst[registered trademark] autologous blood collection system in the United States and Canada through DePuy Orthopedics. In addition, Haemonetics uses numerous distributors to market its products in South America, Eastern Europe, the Middle East and the Far East.

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

Research and Development

      The development of extracorporeal blood processing systems has required that Haemonetics develop technical expertise in mechanical engineering, electrical engineering, software engineering and biomedical engineering. The Company's mechanical engineers design pumps, valves, equipment packaging, centrifuge rotors and disposable plastic components (i.e., harness sets and processing chambers). The Company's electrical engineers design sensors (optical, ultrasonic, pressure, weight, speed), motors, control circuits, driver circuits, computers and display systems. The Company's software engineers create programs that use input data from sensors to control the actuation of mechanical components used to collect or manipulate the blood components. The biomedical engineers monitor products' biocompatibility and clinical performance and work with major raw materials and tooling vendors. Innovations resulting from these efforts will allow the Company to develop systems that are faster, smaller and more user-friendly or that incorporate additional features important to its customer base.

      Haemonetics operates research and development centers in Switzerland, Japan and the United States, so that protocol variations are incorporated that closely match local customer requirements. For the past three fiscal years, the Company's expenditures for research and development were $17.9 million, $18.6 million and $18.1 million, respectively. All research and development costs are expensed as incurred. The Company expects to continue to invest substantial resources in research and development.

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

      Production begins with injection molding, blow molding or extrusion of plastic parts. Molding tools are qualified to ensure specified tolerances and reproducibility. Each step of the subsequent manufacturing and assembly processes is qualified and validated. Critical process steps and materials are documented to ensure that every unit produced consistently meets performance requirements.

      All processing chamber manufacture and most set assembly is done in the Company's Braintree, Pittsburgh, or Scotland facilities. All disposable blood processing products are sterilized for patient and donor protection and are tested in laboratories to confirm sterility. Some manufacturing of less proprietary components is performed for the Company by outside contractors. The Company also maintains two important relationships with Japanese manufacturers who provide finished sets in Singapore and Thailand. These sets are primarily used by Haemonetics' customers in Japan.

Equipment

      Each Haemonetics blood processing machine is designed in-house and assembled from components that are either manufactured by the Company or manufactured by others to Company specifications. Many critical mechanical assemblies are machined and fabricated utilizing the Company's own process control procedures. The completed instruments are programmed, calibrated and tested to ensure compliance with the Company's engineering and quality assurance specifications. Throughout the manufacturing process, inspection checks are made to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, detailed vendor qualification requirements are met and verified through focused incoming inspection programs. Approximately 99% of the Company's equipment, including all new systems, is manufactured by Haemonetics. The remainder is manufactured for the Company by an outside contractor.

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

Seasonality

      Net revenues have historically been higher in the second half of the Company's fiscal year, reflecting principally the seasonal buying patterns of the Company's customers.

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

Regulation

      The products manufactured and marketed by the Company are subject to regulation by the Center for Biologics ("CBER") and the Center of Devices ("CDRH") of the U.S. Food and Drug Administration ("FDA") and non-U.S. regulatory bodies.

      All medical devices introduced to the U.S. market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance or an approved Premarket Approval Application ("PMA"). A 510(k) premarket notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance typically takes six to twelve months and involves the submission of limited clinical data and supporting information, while the PMA process typically will last more than a year and requires the submission of significant quantities of clinical data and supporting information.

      The Company maintains customer complaint files, records all lot numbers of disposable products and conducts periodic audits to assure compliance with FDA regulations. The Company places special emphasis on customer training and advises all customers that blood processing procedures should be undertaken only by qualified personnel.

      The Company is also subject to regulation in countries outside the U.S. in which it markets its products. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require the Company's products to be qualified by those countries before they can be marketed in those countries. Haemonetics has complied with these regulations and has obtained such qualifications.

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

Employees

      As of March 28, 1998, Haemonetics employed 1,687 persons assigned to the following functional areas: manufacturing, 731; sales and marketing, 258; general and administrative, 183; research and development, 84; quality control and field service, 140; and blood bank services, 291. The Company considers its employee relations to be satisfactory.

(e)  Financial Information about Foreign and Domestic Operations and Export
     Sales.

      The information required by this item is included in Part II of this report in footnote 13 of the financial statements, page 38.

ITEM 2.  PROPERTIES

      The Company owns its main facility, which is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 67,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 63,000 square feet for administrative and research and development activities and 15,000 square feet available for expansion.

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

      In August 1995, the Company purchased a facility in Union, South Carolina. This facility will be used for the manufacture of sterile solutions to support the Company's component therapy and plasma businesses once approval to do so is received from the FDA. The Company is presently engaged in the lengthy process of seeking such approval. The Company expects approval to take approximately eighteen months. The facility and land were acquired for a cost of $2,423,000. The facility is approximately 57,700 square feet.

      Effective August 1997, the Company began leasing a 48,000 square foot facility in Avon, Massachusetts. This facility is used for warehousing and distribution of products. Annual lease expense for this facility is $259,096.

      The Company also operates 17 collection centers (11 leased and 6 owned properties) for the BBMS business and it leases sales, service and distribution facilities overseas in the United Kingdom, France, Sweden, Switzerland, The Netherlands, Germany, Japan, Hong Kong, Italy, Belgium, Austria, Taiwan and China to support the international business.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

      The Company's products are relied upon by medical personnel in connection with the treatment of patients and the collection of blood from donors. In the event that patients or donors sustain injury or death in connection with their condition or treatment, the Company, along with others, may be sued, and whether or not the Company is ultimately determined to be liable, it may incur significant legal expenses. In addition, such litigation could damage the Company's reputation and, therefore, impair its ability to market its products and impair its ability to obtain professional or product liability insurance or cause the premiums for such insurances to increase. The Company carries product liability and professional liability (malpractice) coverage. While management of the Company believes that the aggregate current coverage is sufficient, there can be no assurance that such coverage will be adequate to cover liabilities which may be incurred. Moreover, the Company may in the future be unable to obtain product and professional liability coverages in amounts and on terms that it finds acceptable, if at all.

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


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                          Summary of Quarterly Data
                                 (unaudited)
                      (in thousands, except share data)


                                        1998 Quarter Ended                            1997 Quarter Ended
                            -------------------------------------------	  -------------------------------------------
                            June 28,   Sept. 27,   Dec. 27,   March 28,   June 29,   Sept. 28,   Dec. 28,   March 29,
                              1997       1997        1997       1998        1996       1996        1996       1997
                            -----------------------------------------------------------------------------------------

Net revenues                $79,485     $72,520    $70,479    $63,278     $75,049     $73,230    $74,211    $80,519
Gross profit                 37,088      34,734     35,402     28,531      42,140      39,893     37,916     39,214
Non-recurring restruct-
 uring expense                    -           -     24,500          -           -           -          -          -
Operating income             11,448       8,694    (14,252)       522      14,888      13,918     11,404     12,297
Earnings from continuing
 operations                   7,717       5,736     (9,281)    (3,571)      9,910       9,319      7,717      8,688

Loss from discontinued
 operations                  (1,236)     (1,705)    (2,396)   (20,036)       (488)       (670)      (697)      (809)

Net income (loss)             6,481       4,031    (11,677)   (23,607)      9,422       8,649      7,020      7,879

Share data:

Net Income (loss):

Basic                       $  0.24     $  0.15    $ (0.44)   $ (0.89)    $  0.35     $  0.32    $  0.26    $  0.29
Diluted                     $  0.24     $  0.15    $ (0.44)   $ (0.89)    $  0.34     $  0.31    $  0.26    $  0.29



      Haemonetics' common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the high and low of the daily sales prices, which represent actual transactions as reported by the New York Stock Exchange.


                                        1998 Quarter Ended                            1997 Quarter Ended
                            -------------------------------------------   -------------------------------------------
                            June 28,   Sept. 27,   Dec. 27,   March 28,   June 29,   Sept. 28,   Dec. 28,   March 29,
                              1997       1997        1997       1998        1996       1996        1996       1997
                            -----------------------------------------------------------------------------------------

Market price of
  Common Stock
  High                       19-5/8     21-1/16    20-15/16    17-3/4      21-3/4     21-3/8      21-1/4     19-1/2

  Low                        16-1/4     16-1/16    13-11/16    13-3/8      16-5/8     17-1/4      16-5/8     16


      There were approximately 565 holders of record of the Company's common stock as of May 28, 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                               TEN-YEAR REVIEW
                      (in thousands, except share data)


Summary of Operations          1998       1997       1996       1995      1994      1993      1992      1991      1990      1989
----------------------------------------------------------------------------------------------------------------------------------

Net revenues                 $285,762   $303,009   $276,470   $261,287  $248,449  $216,286  $176,419  $157,332  $124,363  $115,244
Cost of goods sold            150,007    143,846    122,468    116,723   104,879    97,296    85,524    82,656    62,322    54,611
                             -----------------------------------------------------------------------------------------------------
Gross profit                  135,755    159,163    154,002    144,564   143,570   118,990    90,895    74,676    62,041    60,633
                             -----------------------------------------------------------------------------------------------------
Operating expenses:

  Research and development     17,934     18,586     18,104     16,607    15,786    13,589    10,478     8,386     5,776     5,226
  Selling, general and
   administrative              86,909     88,070     78,654     74,650    75,940    63,576    50,517    42,452    34,940    34,783
  Non-recurring restructuring
   expense                     24,500          -          -          -         -         -         -         -         -         -
                             -----------------------------------------------------------------------------------------------------
Total Operating Expenses      129,343    106,656     96,758     91,257    91,726    77,165    60,995    50,838    40,716    40,009
                             -----------------------------------------------------------------------------------------------------

Operating income                6,412     52,507     57,244     53,307    51,844    41,825    29,900    23,838    21,325    20,624
Other income / (expense),
 net                           (1,946)     2,298        931        192    (1,050)   (1,839)   (2,222)   (2,927)   (4,491)   (2,822)
                             -----------------------------------------------------------------------------------------------------
Income from continuing
 operations before taxes        4,466     54,805     58,175     53,499    50,794    39,986    27,678    20,911    16,834    17,802
Provision for income taxes      3,865     19,171     20,351     19,250    19,305    15,231     9,687     7,110     5,455     6,272
                             -----------------------------------------------------------------------------------------------------
Net income from continuing
 operations                  $    601   $ 35,634   $ 37,824   $ 34,249  $ 31,489  $ 24,755  $ 17,991  $ 13,801  $ 11,379  $ 11,530
                             -----------------------------------------------------------------------------------------------------
Net loss from discontinued
 operations                  $(25,373)  $ (2,664)  $ (1,899)  $   (604)        -         -         -         -         -         -
                             -----------------------------------------------------------------------------------------------------
Net Income (loss)            $(24,772)  $ 32,970   $ 35,925   $ 33,645  $ 31,489  $ 24,755  $ 17,991  $ 13,801  $ 11,379  $ 11,530

Earnings (loss) per share:
  Basic                      $  (0.93)  $   1.21   $   1.32   $   1.21  $   1.13  $   0.89  $   0.65  $   0.51  $   0.42  $   0.43
  Diluted                    $  (0.93)  $   1.20   $   1.30   $   1.18  $   1.09  $   0.87  $   0.63  $   0.50  $   0.41  $   0.42
Weighted average number
 of shares                     26,537     27,160     27,294     27,896    27,964    27,818    27,670    27,000    27,000    27,000
Common Stock Equivalents           52        291        428        547       838       794       672       554       554       554
                             -----------------------------------------------------------------------------------------------------
Weighted average number of
 common and common
 equivalent shares             26,589     27,451     27,722     28,443    28,802    28,612    28,342    27,554    27,554    27,554
                             =====================================================================================================


Financial and Statistical
 Data:                         1998       1997       1996       1995      1994      1993      1992      1991      1990      1989
----------------------------------------------------------------------------------------------------------------------------------

Working capital              $112,792   $ 94,045   $112,440   $108,459  $ 81,504  $ 63,431  $ 40,919  $ 29,471  $ 27,233  $ 30,369
                             -----------------------------------------------------------------------------------------------------
Current ratio                    2.44        2.3        3.4        3.2       2.7       2.6       2.1       1.8       1.8       2.4
Property, plant and
 equipment,  net             $ 84,219   $ 97,402   $ 82,869   $ 82,059  $ 68,342  $ 56,015  $ 46,751  $ 42,300  $ 36,214  $ 23,267
                             -----------------------------------------------------------------------------------------------------
Capital expenditures         $ 20,380   $ 36,725   $ 19,073   $ 21,642  $ 22,891  $ 17,595  $ 11,373  $ 12,975  $ 17,538  $  7,314
Depreciation and
 amortization                $ 22,861   $ 19,507   $ 12,682   $ 13,480  $ 10,720  $  8,517  $  6,954  $  6,996  $  4,561  $  3,494
                             -----------------------------------------------------------------------------------------------------
Total assets                 $336,693   $320,474   $287,541   $280,509  $230,684  $187,755  $144,846  $117,754  $110,630  $ 87,752
Total debt                   $ 71,054   $ 29,526   $ 18,534   $ 33,392  $ 14,278  $ 13,562  $ 24,098  $ 24,805  $ 33,903  $ 28,588
                             -----------------------------------------------------------------------------------------------------
Stockholders' equity         $194,655   $225,274   $216,970   $193,177  $160,776  $126,650  $ 90,581  $ 67,543  $ 54,083  $ 42,415
Return on average equity        (11.8)%     14.9%      17.5%      19.0%     21.9%     22.8%     22.8%     22.7%     23.6%     31.1%
Debt as a % of stock-
 holders' equity                 36.5%      13.1%       8.5%      17.3%      8.9%     10.7%     26.6%     36.7%     62.7%     67.4%
                             -----------------------------------------------------------------------------------------------------
Employees from continuing
 operations                     1,396      1,405      1,202      1,235     1,109     1,002       965       923       810       742
Net revenues per employee
 from continuing operation   $    205   $    216   $    230   $    212  $    224  $    216  $    183  $    170  $    154  $    155
                             -----------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On May 1, 1998, the Company adopted a plan to discontinue its Blood Bank Management Services Business, BBMS. Accordingly, all income and expense items and assets and liabilities related to BBMS have been excluded from the following discussion of continuing operations.

   Results of Continuing Operations

        The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:


                                                    Percentage of Net Revenues             Percentage Increase
                                          ----------------------------------------------   -------------------
                                            Year Ended      Year Ended      Year Ended
                                          March 28, 1998  March 29, 1997  March 30, 1996   1998/97     1997/96
                                          --------------------------------------------------------------------

Net revenues                                  100.0%          100.0%          100.0%         (5.7)%       9.6%
Cost of goods sold                             52.5            47.5            44.3           4.3        17.5
                                              ---------------------------------------------------------------
Gross profit                                   47.5            52.5            55.7         (14.7)        3.4
Operating expenses:
  Research and development                      6.3             6.1             6.5          (3.5)        2.7
  Selling, general and administrative          30.4            29.1            28.4          (1.3)       12.0
    Non-recurring restructuring expense         8.6               -               -         100.0           -
                                              ---------------------------------------------------------------
      Total operating expenses                 45.3            35.2            35.0          21.3        10.2
                                              ---------------------------------------------------------------
Operating income                                2.2            17.3            20.7         (87.8)        8.3
Interest expense                               (1.2)           (0.6)           (0.8)        (96.0)      (24.9)
Interest income                                 1.2             1.0             0.8          14.5       (40.1)
Other income (expense), net                    (0.6)            0.4             0.4        (279.7)       (3.9)
                                              ---------------------------------------------------------------
Income before provision for income taxes        1.6            18.1            21.1         (91.9)       (5.8)
Provision for income taxes                      1.4             6.3             7.4         (79.8)       (5.8)
                                              ---------------------------------------------------------------
Earnings from continuing operations             0.2%           11.8%           13.7%        (98.3%)      (5.8)%
                                              ===============================================================


   1998 compared to 1997

      Net revenues in 1998 decreased 5.7% to $285.8 million from $303.0 million in 1997. Worldwide disposable sales decreased approximately 3.6%. Without the effects of currency, disposable sales increased 6.0%, primarily in international markets. Sales of disposables products accounted for approximately 89% and 87% of net revenues for 1998 and 1997, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings are included as part of disposables revenues and accounted for approximately .6% and .7% of the Company's net revenues for 1998 and 1997, respectively. Equipment revenues decreased approximately 19.0% with and without the effect of currency. This decrease was attributable to 1997 non-recurring equipment revenues in the plasma business. International sales accounted for approximately 67% and 64% of net revenues for 1998 and 1997, respectively.

      Gross profit in 1998 decreased $23.4 million from $159.2 million in 1997. As a percentage of net revenues, gross profit percent decreased by 5.0% to 47.5% in 1998 from 52.5% in 1997. Approximately 44% of the decrease was due to the unfavorable effects of the strengthening dollar and 56% of the decrease was due to higher product costs and less favorable product mix. A portion of higher product costs is attributed to non-recurring charges approximating $1.8 million.

      The Company expended $17.9 million in 1998 on research and development (6.3% of net revenues) and $18.6 million in 1997 (6.1% of net revenues).

      Selling, general and administrative expenses decreased to $86.9 million in 1998 from $88.1 million in 1997 but increased as a percentage of net revenues to 30.4% from 29.1% due to lower sales. Approximately $1.8 million, or .6% of the 1998 expenses as a percent of sales, related to one-time charges.

      Operating income, as a percentage of net revenues, decreased 15.1% to 2.2% in 1998 from 17.3% in 1997.

      During the third quarter of fiscal 1998, the Company recorded a charge of $24.5 million related to the restructuring plans announced by the Company on November 12, 1997. The Company made a decision not to undertake certain rework and to terminate the manufacture of certain products. Additionally, certain products, which would have required additional investments to continue their useful lives, will no longer be supported. The Company has also identified certain operations, which it has closed or partially closed, resulting in losses associated with the abandonment of certain leases and fixed assets, and the termination of certain employees.

      The $24.5 million charge consists of $8.6 million related to the write-off of certain disposable and equipment inventories. These inventories and equipment were scrapped or abandoned in conjunction with decisions to discontinue a disposable rework program and to exit certain product lines. An additional $6.2 million relates to the write down of certain property, plant and equipment, principally older generation commercial plasma equipment, which the Company no longer intends to support. The Company also recorded charges of $3.8 million related to the cost of exiting certain long term supply commitments for products which the Company no longer plans to sell. Other assets totaling $3.8 million were also written off. These included certain investments in non-core businesses which the Company no longer intends to pursue. Finally, $2.1 million relates to reserves for severance and other contractual obligations with respect to the employee terminations.

      Operating income before the $24.5 million restructure charge, as a percentage of net revenues, decreased 6.5% to 10.8% in 1998 from 17.3% in 1997. Greater than 100.0% of decrease was due to the gross profit decrease, offset by a slight decrease in selling, general and administrative expenses.

      Interest expense increased in 1998 to $3.4 million from $1.7 million in 1997 due to an increase in the average level of borrowing through the year. Interest income increased in 1998 to $3.4 million from $2.9 million in 1997 resulting from an increase in sales-type leases.

      Other income (expense) decreased $3.0 million to $1.9 million of expense in 1998 from $1.1 million of income in 1997. The decrease is largely attributed to the $2.1 million write-off of a non-strategic initiative the Company decided not to pursue.

      The provision for income taxes, as a percentage of pretax income, increased 51.5% from 35.0% in 1997 to 86.5% in 1998. The increase was due to the shift in taxable income from the domestic operations to the higher taxed foreign operations as a result of the one-time restructure charge of $24.5 million and the $28.0 million pre-tax charge from the discontinuance of BBMS. Additionally, certain foreign operating losses were not given financial statement benefit.

   1997 compared to 1996

      Net revenues in 1997 increased 9.6% to $303.0 million from $276.5 million in 1996. Worldwide disposable sales increased approximately 8.2% due to growth in the international markets. Worldwide disposable sales increased 2.9% without the effect of currency. Sales of disposables products accounted for approximately 87% and 88% of net revenues for 1997 and 1996, respectively. Service revenues, generated from equipment repairs performed under preventive maintenance contracts or emergency service billings, are included as part of disposables revenues and accounted for approximately .7% and 1.1% of the Company's net revenues for 1997 and 1996, respectively. Equipment sales increased approximately 19.5% due to growth in the domestic surgical market and shipments to China. International sales accounted for approximately 64% and 62% of net revenues for 1997 and 1996, respectively.

      Gross profit in 1997 increased to $159.2 million from $154.0 million in 1996. As a percentage of net revenues, gross profit percent decreased by 3.2% to 52.5% in 1997 from 55.7% in 1996. The decrease was due to pressure on product prices and to less favorable product mix partially offset by a favorable effect of currency.

      The Company expended $18.6 million in 1997 on research and development (6.1% of net revenues) and $18.1 million in 1996 (6.5% of net revenues).

      Selling, general and administrative expenses increased to $88.1 million in 1997 from $78.7 million in 1996 and increased as a percentage of net revenues to 29.1% from 28.4%. Costs associated with the worldwide regulatory efforts related to red cell apheresis contributed to the increase.

      Operating income, as a percentage of net revenues, decreased 3.4% to 17.3% in 1997 from 20.7% in 1996. The decrease was due to pressure on product prices and to less favorable product mix partially offset by a favorable effect of currency.

      Interest expense decreased in 1997 to $1.7 million from $2.3 million in 1996 due to a decrease in both the average borrowings and borrowing rates. Interest income increased in 1997 to $2.9 million from $2.1 million in 1996 resulting from an increase in the Company's investment in sales-type leases and higher average cash balances during the year.

      The provision for income taxes remained at approximately 35% as a percentage of pretax income for 1997 and 1996.

   Results of Discontinued Operations

   1998 compared to 1997

      Net revenues increased 165.1% in 1998 to $18.0 million from $6.8 million in 1997. Gross profit in 1998 decreased to $(.2) million in 1998 from $.6 million in 1997 and operating losses increased 127.6% to $(10.8) million in 1998 from $(4.1) million in 1997. The decrease in gross profit and the increase in operating losses were the result of high manufacturing and operating costs associated with the acquisition of three blood banks in the service business: Tri-Counties Blood Bank, Kansas Blood Services and Gateway Blood Services.

   1997 compared to 1996

      Net revenues increased 289.9% in 1997 to $6.8 million from $1.7 million in 1996. Gross profit remained relatively unchanged at $.6 million in both 1997 and 1996 and operating losses increased 41.1% to $(4.1) million in 1997 from $(2.9) million in 1996. The neutral gross profit performance and the increase in operating losses was the result of higher manufacturing and operating costs attributed to the ramp up of the service business in 1997. In years prior to 1997, the service business was limited to one facility in Arizona, the Arizona Blood Institute, purchased in fiscal year 1994 as both a blood bank and training facility for Haemonetics Corporation.

   Liquidity and Capital Resources

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, acquisitions, stock purchases, new business development and working capital.

      In 1998, the Company increased cash balances by $13.5 million from operating, investing and financing activities which represents an increase of $18.7 million from the $5.1 million utilized by the Company's operating, investing and financing activities in 1997. The increase was largely a result of $37.4 million more cash provided by financing activities in 1998 versus 1997 offset by $21.0 million of additional cash utilized by the Company's discontinued operations in 1998 as compared to 1997.

   Operating Activities

      The Company generated $32.1 million in cash from operating activities of continuing operations in 1998 as compared to $48.2 million generated during 1997. The $16.1 million decrease in operating cash flow from continuing operations was a result of an increase in inventory investment by $13.9 million; a $14.4 million swing in accounts payable, accrued expenses and other current liabilities; an increase in other assets investment of $10.3 million due to increases in tax deferrals and prepayments; and a decrease in net income from continuing operations adjusted for non-cash items, (depreciation and amortization, the 1998 restructuring charge and deferred tax benefit) of $7.2 million. These increased uses were offset by additional sources of cash generated in 1998 as compared to 1997 due to accounts receivable, $25.8 million, and current sales-type leases, $3.9 million.

      During 1998, the Company's discontinued operations utilized $11.7 million in operating cash flows, an increase of $10.4 million over the $1.3 million of uses in 1997.

   Investing Activities

      The Company utilized $31.0 million in cash for investing activities in 1998, a decrease of $15.8 million from 1997. During 1998, the Company incurred $20.4 million in capital expenditures net of retirements and disposals. Included in this amount is a $(1.4) million net decrease in long-term demonstration assets. In 1997, the Company utilized $36.7 million for capital expenditures net of retirements and disposals, including $6.9 million for net expenditures in long-term demonstration assets. The $16.3 million decrease in expenditures on property, plant and equipment, commercial plasma machines and other revenue generating assets from 1997 to 1998 is due primarily to lower commercial plasma machine placements. Finally, the Company utilized $8.9 million for long-term sales-type leases in 1998, compared with $10.1 million utilized in 1997.

      During 1998, the Company invested $16.0 million in discontinued operations. Capital expenditures relating to discontinued operations were approximately $10.8 million in 1998 and $5.3 million in 1997.

   Financing Activities

      During 1998, the need for funds not satisfied by internal sources was satisfied by an increase in borrowings of $42.5 million. Forty million in notes were issued during the third quarter of 1998 having a coupon rate of 7.05% and a ten year term.

      Net debt increased $29.0 million to $49.3 million in 1998, $27.7 million of which was utilized by the discontinued operations.

      The Company used $5.6 million to repurchase 318,700 shares of treasury stock during 1998. There remains approximately 271,100 shares authorized for repurchase by the Company at prevailing prices as market conditions warrant. The Company does not intend to repurchase any shares during the next fiscal year.

      At March 29, 1997, the Company had working capital of $112.8 million. This reflects an increase of $18.8 million in working capital for the twelve months ended March 28, 1998. The Company believes its sources of cash are adequate to meet its projected needs.

   Year 2000 Compliance

      Based upon information currently available, management does not anticipate that the Company will incur material costs to update its computer software programs and applications to be "Year 2000" compliant. The Year 2000 problem which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of its internal systems, has developed a workplan to address this issue and is in the process of implementing actions which address affected systems in time to minimize any detrimental effects on operations.

      In addition the Company relies on third party providers for some of its systems support. To the extent that the Company will be relying on its outside software vendors, Year 2000 compliance matters will not be entirely within the Company's direct control. Finally, the Company has relationships with vendors, customers and other third parties who rely on computer software that may not be Year 2000 compliant. Many of these third parties, operate outside of the U.S. in countries where compliance programs may be less further along than in the U.S. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPLLEMENTARY DATA

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                March 28,   March 29,
                                                                  1998        1997
                                                                ---------------------

ASSETS
Current assets:
  Cash and cash equivalents                                     $ 21,766    $  8,272
  Accounts receivable, less allowance of $818 in 1998
   and $961 in 1997                                               58,886      70,913
  Inventories                                                     61,664      54,928
  Current investment in sales-type leases, net                    11,887      13,559
  Deferred tax asset                                              21,777      14,290
  Other prepaid and current assets                                15,170       4,229
  Current assets net of current liabilities of
   discontinued operations                                             -         269
                                                                --------------------
      Total current assets                                       191,150     166,460
Property, plant and equipment:
  Land, building, and building improvements                       23,197      21,737
  Machinery and equipment                                         65,236      74,158
  Furniture and fixtures                                           9,216       5,987
  Commercial plasma and rental equipment                          72,612      81,375
                                                                --------------------
      Total property, plant and equipment                        170,261     183,257
  Less: accumulated depreciation                                  86,042      85,855
                                                                --------------------
      Net property, plant and equipment                           84,219      97,402
Other assets:
  Investment in sales-type leases, net (long-term)                38,596      30,954
  Distribution rights, net                                        10,718      10,266
  Other assets, net                                                5,204       7,978
  Property, plant and equipment and other assets net
   of long-term liabilities of discontinued operations             6,806       7,414
                                                                --------------------
      Total other assets                                          61,324      56,612
                                                                --------------------
      Total assets                                              $336,693    $320,474
                                                                ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt        $ 17,468    $ 19,511
  Accounts payable                                                21,689      27,465
  Accrued payroll and related costs                                7,726       6,559
  Accrued income taxes                                             5,750      10,478
  Other accrued liabilities                                       15,132       8,402
  Current liabilities and accrued losses net of
   current assets of discontinued operations                      10,593           -
                                                                --------------------
      Total current liabilities                                   78,358      72,415
Deferred income taxes                                              9,944      12,770
Long-term debt, net of current maturities                         53,586      10,015
Other long-term liabilities                                          150           -
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $.01 par value; Authorized-80,000,000 shares;
  Issued-29,341,648 shares in 1998; 29,238,350 shares in 1997        293         292
  Additional paid-in capital                                      59,142      56,547
  Retained earnings                                              190,757     215,657
  Cumulative translation adjustment                               (9,588)     (6,162)
                                                                --------------------
  Stockholders' equity before treasury stock                     240,604     266,334
  Less: treasury stock at cost-2,756,969 shares in 1998;
   2,478,888 shares in 1997                                       45,949      41,060
                                                                --------------------
      Total stockholders' equity                                 194,655     225,274
                                                                --------------------
      Total liabilities and stockholders' equity                $336,693    $320,474
                                                                ====================
Supplemental disclosure of balance sheet information:
  Net debt                                                      $ 49,288    $ 21,254
                                                                ====================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share data)


                                                              Year Ended
                                                   -------------------------------
                                                   March 28,  March 29,  March 30,
                                                     1998       1997       1996
                                                   -------------------------------

Net revenues                                       $285,762   $303,009    $276,470
Cost of goods sold                                  150,007    143,846     122,468
                                                   -------------------------------
Gross profit                                        135,755    159,163     154,002
                                                   -------------------------------

Operating expenses:
  Research and development                           17,934     18,586      18,104
  Selling, general and administrative                86,909     88,070      78,654
  Non-recurring restructuring expense                24,500          -           -
                                                   -------------------------------
      Total operating expenses                      129,343    106,656      96,758
                                                   -------------------------------

Operating income                                      6,412     52,507      57,244
Interest expense                                     (3,373)    (1,721)     (2,290)
Interest income                                       3,366      2,940       2,098
Other income (expense), net                          (1,939)     1,079       1,123
                                                   -------------------------------
Income from continuing operations before
 provision for income taxes                           4,466     54,805      58,175
Provision for income taxes                            3,865     19,171      20,351
                                                   -------------------------------
Earnings from continuing operations                     601     35,634      37,824

Discontinued operations:
  Loss from operations, net of income tax
   benefit of ($3,863) in 1998, ($1,433)
   in 1997 and ($1,022) in 1996                      (7,173)    (2,664)     (1,899)
  Loss on disposal, net of income tax
   benefit of ($9,800)                              (18,200)         -           -
                                                   -------------------------------
  Loss from discontinued operations                 (25,373)    (2,664)     (1,899)
Net income (loss)                                  $(24,772)  $ 32,970    $ 35,925
                                                   ===============================

Basic income (loss) per common share
  Continued operations                             $   0.02   $   1.31    $   1.39
  Discontinued operations                          $  (0.96)  $  (0.10)   $  (0.07)
  Net income (loss)                                $  (0.93)  $   1.21    $   1.32

Income (loss) per common share assuming dilution
  Continued operations                             $   0.02   $   1.30    $   1.36
  Discontinued operations                          $  (0.95)  $  (0.10)   $  (0.07)
  Net income (loss)                                $  (0.93)  $   1.20    $   1.30

Weighted average shares outstanding
  Basic                                              26,537     27,160      27,294
  Diluted                                            26,589     27,451      27,722


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


                  HAEMONETICS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)



                                Common Stock     Additional                          Cumulative         Total
                               --------------     Paid-in     Retained    Treasury   Translation    Stockholders'
                               Shares     $'s     Capital     Earnings     Stock     Adjustment         Equity
                               ----------------------------------------------------------------------------------

Balance, April 1, 1995         28,403    $284      $50,086    $146,824    $(17,519)   $ 13,502         $193,177
  Employee stock purchase
   plan                             -       -            -         (42)        633           -              591
  Exercise of stock options
   and related tax benefit        367       4        2,269           -           -           -            2,273
  Purchase of treasury stock        -       -            -           -      (8,881)          -           (8,881)
  Net income                        -       -            -      35,925           -           -           35,925
  Translation adjustment            -       -            -           -           -      (6,115)          (6,115)
                               --------------------------------------------------------------------------------

Balance, March 30, 1996        28,770     288       52,355     182,707     (25,767)      7,387          216,970
  Employee stock purchase
   plan                             -       -            -         (20)        537           -              517
  Exercise of stock options
   and related tax benefit        468       4        4,192           -           -           -            4,196
  Purchase of treasury stock        -       -            -           -     (15,830)          -          (15,830)
  Net income                        -       -            -      32,970           -           -           32,970
  Translation adjustment            -       -            -           -           -     (13,549)         (13,549)
                               --------------------------------------------------------------------------------

Balance, March 29, 1997        29,238     292       56,547     215,657     (41,060)     (6,162)         225,274
  Employee stock purchase
   plan                             -       -            -        (128)        677           -              549
  Exercise of stock options
   and related tax benefit        104       1        2,595           -           -           -            2,596
  Purchase of treasury stock        -       -            -           -      (5,566)          -           (5,566)
  Net loss                          -       -            -     (24,772)          -           -          (24,772)
  Translation adjustment            -       -            -           -           -      (3,426)          (3,426)
                               --------------------------------------------------------------------------------

Balance, March 28, 1998        29,342    $293      $59,142    $190,757    $(45,949)   $ (9,588)        $194,655
                               ================================================================================


                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                                         Year Ended
                                                              ---------------------------------
                                                              March 28,   March 29,   March 30,
                                                                1998        1997        1996
                                                              ---------------------------------

Cash Flows from Operating Activities:
  Net income (loss)                                           $(24,772)   $ 32,970    $ 35,925
  Less net loss from discontinued operations                   (25,373)     (2,664)     (1,899)
                                                              --------------------------------
  Net income from continuing operations                            601      35,634      37,824
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Non cash items:
      Depreciation and amortization                             22,861      19,507      12,682
      Restructuring charge                                      24,500           -           -
      Deferred tax benefit                                        (338)       (300)       (907)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable-net             9,668     (16,156)     (1,605)
      Increase in inventories                                  (14,675)       (733)       (169)
      (Increase) decrease in sales-type leases (current)           967      (3,014)        242
      (Increase) decrease in other assets                       (8,743)      1,564       4,998
      Increase (decrease) in accounts payable, accrued
      expenses and other current liabilities                    (2,745)     11,658       6,752
                                                              --------------------------------
      Net cash provided by operating activities,
       continuing operations                                    32,096      48,160      59,817
                                                              --------------------------------
      Net cash (used in) operating activities,
       discontinued operations                                 (11,697)     (1,293)     (1,508)
                                                              --------------------------------
        Net cash provided by operating activities               20,399      46,867      58,309
Cash Flows from Investing Activities:
  Capital expenditures on property, plant and equipment,
   net of retirements and disposals                            (20,380)    (36,725)    (19,073)
  Increase in distribution rights                               (1,717)          -           -
  DHL asset acquisition                                              -           -      (6,189)
  Net increase in sales-type leases (long-term)                 (8,923)    (10,136)     (3,501)
                                                              --------------------------------

  Net cash (used in) investing activities,
   continued operations                                        (31,020)    (46,861)    (28,763)
                                                              --------------------------------
  Net cash (used in) investing activities,
   discontinued operations                                     (15,965)     (5,337)       (637)
                                                              --------------------------------
  Net cash (used in) investing activities                      (46,985)    (52,198)    (29,400)
Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                      (186)       (186)       (152)
  Net increase (decrease) in short-term revolving
   credit agreements                                            (1,038)     17,545      (4,022)
  Net increase (decrease) in long-term revolving
   credit agreements                                             3,757      (3,450)     (8,798)
  Borrowings under long-term senior note
   purchases agreements                                         40,000           -           -
  Employee stock purchase plan                                     549         517         591
  Exercise of stock options and related tax benefit              2,596       4,161       2,273
  Purchase of treasury stock                                    (5,566)    (15,830)     (8,881)
                                                              --------------------------------
        Net cash provided by (used in) financing activities     40,112       2,757     (18,989)
Effect of exchange rates on cash and cash equivalents              (32)     (2,586)       (718)
                                                              --------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents            13,494      (5,160)      9,202
Cash and Cash Equivalents at Beginning of Year                   8,272      13,432       4,230
                                                              --------------------------------
Cash and Cash Equivalents at End of Year                      $ 21,766    $  8,272    $ 13,432
                                                              ================================
Supplemental disclosures of cash flow information:
  Net (decrease) in cash and cash equivalents,
   discontinued operations                                    $(27,662)   $ (6,630)   $ (2,145)
  Net increase in cash and cash equivalents,
   continuing operations                                      $ 41,156    $  1,470    $ 11,347
  Increase (decrease) in net debt                             $ 29,039    $ 19,069    $(22,174)
  Interest paid                                               $  2,423    $  2,834    $  1,791
  Income taxes paid, net of refunds                           $ 16,792    $ 15,228    $ 22,058
                                                              ================================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

      Haemonetics Corporation and subsidiaries (the "Company") designs, manufactures and markets automated systems for the collection, processing and surgical salvage of blood. Haemonetics will also collect blood products until the divestiture of the BBMS business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Fiscal Year

      The Company's fiscal year ends on the Saturday closest to the last day of March. Fiscal 1998, Fiscal 1997 and Fiscal 1996 each included 52 weeks. Fiscal 1999 will include 53 weeks, with 14 weeks in the first quarter. The first quarter will end on July 4, 1998.

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

   Net Income (Loss) per Share

      In 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) NO. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Prior period per share amounts have been restated to comply with this new statement. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and establishes new standards for the presentation of earnings per share under SFAS 128, "Basic Earnings Per Share" excludes dilution and is computed by dividing income available to common stockholders by weighted average shares outstanding. "Diluted Earnings Per Share" reflects the effect of all dilutive outstanding common stock equivalents. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS 128:


                                                      Years Ended
                                ------------------------------------------------------
                                March 28, 1998      March 29, 1997      March 30, 1996
                                ------------------------------------------------------
                                (Dollars and shares in thousands except share amounts)

Basic EPS
Net Income (Loss)                  $(24,772)            $32,970             $35,925

Weighted Average shares              26,537              27,160              27,294
                                   ------------------------------------------------

Basic income (loss) per share      $  (0.93)            $  1.21             $  1.32

Diluted EPS
Net Income (Loss)                  $(24,772)            $32,970             $35,925

Basic Weighted Average shares        26,537              27,160              27,294
Effect of Stock options                  52                 291                 428
                                   ------------------------------------------------

Diluted Weighted Average shares      26,589              27,451              27,722

Diluted income (loss) per share    $  (0.93)            $  1.20             $  1.30
                                   ================================================


   Foreign Currency

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Net revenues and costs and expenses are translated at average rates in effect during the year. Included in other income/expense in 1998, 1997 and 1996 are $318,000, $288,000 and $710,000, respectively, in foreign currency transaction gains.

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

      At March 28, 1998 and March 29, 1997, the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $77,662,000 and $98,200,000, respectively. Gross unrealized gains and losses from hedging firm sales commitments, based upon current forward rates, were a $4,093,000 gain and a $11,000 loss at March 28, 1998 and a $7,132,000 gain and a $4,000 loss at March 29, 1997. Deferred gains and losses are recognized in earnings when the future sales are recognized. Management anticipates that these deferred amounts at March 28, 1998 will be offset by the foreign exchange effect on sales of products to international customers in fiscal 1999.

      The Company is exposed to credit loss in the event of nonperformance by counter-parties on these foreign exchange contracts. The Company does not anticipate nonperformance by any of these parties.

   Financial Instruments

      SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of certain of the Company's financial instruments, including cash and cash equivalents, notes payable and long-term debt, pursuant to SFAS No. 107 approximated their carrying values at March 28, 1998 and March 29, 1997. Fair values have been determined through information obtained from market sources and management estimates.

   Property, Plant and Equipment

      The Company provides for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:


                                                   Estimated
      Asset Classification                        Useful Lives
      --------------------------------------------------------

      Building                                      30 Years
      Building and leasehold improvements         5-25 Years
      Machinery and equipment                     2-10 Years
      Furniture and fixtures                       5-8 Years
      Commercial plasma and rental equipment       6-8 Years


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

      Inventories consist of the following:


                                  March 28,    March 29,
                                    1998         1997
                                  ----------------------
                                      (in thousands)

      Raw materials                $11,532      $12,501
      Work-in-process                5,878        5,628
      Finished goods                44,254       36,799
                                   --------------------
                                   $61,664      $54,928
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

   Distribution Rights

      Distribution rights represent the cost to reacquire the right to directly distribute certain of the Company's products in foreign markets. These rights were acquired in several different acquisitions. The historical cost of these acquisitions was approximately $15,610,000 and $13,900,000 as of March 28, 1998 and March 29, 1997, respectively. The distribution rights are amortized on a straight-line basis over 20 years. The accumulated amortization was approximately $4,697,000 and $3,253,000 for the years ended March 28, 1998 and March 29, 1997.

   Accounting for Long-lived assets

      The Company periodically reviews its long-lived assets for potential impairment. The Company assesses the future useful life of these assets, primarily property, plant, equipment and distribution rights, whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of these assets in assessing their recoverability. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss. In the opinion of management, no impairment in the Company's long-lived assets has occurred, subsequent to the restructuring charge taken in the third quarter of the fiscal year 1998.

   Accounting for Stock-Based Compensation

      In December 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company in fiscal 1997. SFAS No. 123 requires that employee stock-based compensation be recorded or disclosed at its fair value. The Company has elected to adopt the disclosure provision for stock-based compensation in SFAS No. 123 but to continue to account for stock-based compensation under APB No. 25. No accounting recognition is given to options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

   New Pronouncements

      In June 1997, The Financial Accounting Standards board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. Currently, the Company's non-owner changes in equity are the foreign currency translation adjustments, which totaled ($9.6) million, ($6.2) million and $7.4 million in 1998, 1997 and 1996, respectively. SFAS 131 requires companies to present segment information using the management approach. The management approach is based upon the way that management organizes the segments within a Company for making operating decisions and assessing performance. SFAS 130 is effective for the Company in the first quarter of 1999 and SFAS 131 is effective for the Company's 1999 annual financial statements. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

   Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform with the 1998 presentation.

3. INVESTMENT IN SALES-TYPE LEASES

      The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:


                                                   March 28,    March 29,
                                                     1998         1997
                                                   ----------------------
                                                       (in thousands)

      Total minimum lease payments receivable       $64,762      $55,236
        Less - Unearned interest                     14,279       10,723
                                                    --------------------
      Net investment in sales-type leases            50,483       44,513
        Less - Current portion                       11,887       13,559
                                                    --------------------
                                                    $38,596      $30,954
                                                    ====================


      Future minimum lease payments receivable under noncancelable leases as of March 28, 1998 are as follows:


      Fiscal Year Ending       (in thousands)
      ------------------

      1999                        $17,661
      2000                         14,401
      2001                         11,653
      2002                          8,125
      2003 and thereafter          12,922
                                  -------
                                  $64,762
                                  =======

4. NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of the following:


                                            March 28,    March 29,
                                              1998         1997
                                            ----------------------
                                                (in thousands)

      Real estate mortgage                   $ 8,568      $ 8,754
      Borrowings under credit facilities      18,613       20,772
      Senior notes                            40,000            -
      Non-U.S. long-term debt                  3,873            -
                                             --------------------
                                              71,054       29,526
      Less - Current portion                  17,468       19,511
                                             --------------------
                                             $53,586      $10,015
                                             ====================


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

   Credit Facilities

      U.S. borrowings are evidenced by a $20,000,000 committed, unsecured revolving credit facility and a $10,000,000 uncommitted, unsecured credit line. The committed facility is under a joint financing agreement dated June 25, 1997, which originally consisted of promissory notes for $40,000,000 (the "Agreement"). On December 26, 1997 and April 30, 1998, the Agreement was amended and restated. The initial amendment to the Agreement included the withdrawal of two members of the original bank group eliminating each of their commitments of $10,000,000. The amendments to the Agreement also included restatement of among other terms, interest rate options, as well as revisions to and additions of financial covenants. The current $20,000,000 facility is available through June 25, 2000, on which date all borrowings become due. The uncommitted line is under a financing agreement dated August 12, 1997, and is available through July 31, 1998. As of March 28, 1998 neither the credit facility nor the uncommitted line had outstanding borrowings.

      At the Company's option, the interest rate per annum applicable to the revolving credit facility is based on (a) the bank's prime rate, (b) the Euro-Rate plus the applicable margin or (c) the Federal Funds Rate plus the applicable margin. The applicable margin ranges from 0.45% to 0.65%. The Agreement provides for a commitment fee ranging from 0.20% to 0.35% of the undrawn portion of the commitments based upon the company's ratio of consolidated total indebtedness to consolidated tangible net worth. Interest rates on the uncommitted line are a function of rates in effect on the date of the borrowing.

      Non-U.S. borrowings represent the financing arranged by the Company's subsidiaries with local banks which may be guaranteed by the Company. The majority of the amounts outstanding as of March 28, 1998 are short-term in nature.

      The weighted average short-term rates for U.S. and non-U.S. borrowings were 1.77%, 1.69% and 5.47% as of March 28, 1998, March 29, 1997 and March
30, 1996, respectively.

   Senior Notes

      Haemonetics Corporation privately placed $40,000,000 of 7.05% Senior Notes due 2007 (the "Senior Notes"). The proceeds were used to repay outstanding bank debt incurred previously using credit facilities and for general corporate purposes. The Company is required to make annual prepayments of principal each year in the amount $5,714,286 beginning on October 15, 2001 and concluding with the final principal payment on October 15, 2007.

      Interest on the Senior Notes is computed on the basis of a 360-day year of twelve 30-day months on the unpaid balance at the rate of 7.05% per annum, payable semiannually, on April 15 and October 15 each year. The Senior Notes contain affirmative and negative covenants and restrictions similar to those required under the terms of the revolving credit facility. The Company obtained a limited waiver through April 3, 1999 to a covenant of the Senior Notes which required the Company to maintain consolidated stockholders equity of $200 million. The Company expects to be in compliance with the covenant prior to the expiration of the limited waiver.

   Non-U.S. Long Term Debt

      On March 27, 1998, Haemonetics Japan Limited secured a term loan in the amount of JPY 500.0 million. This loan bears interest at a rate of 2.125%, and matures on March 29, 2000. As of March 28, 1998, the U.S. dollar equivalent for this balance was $3.8 million.

      As of March 28, 1998, notes payable and long-term debt mature as follows:


            Fiscal Years Ending             (in thousands)
            -------------------

            1999                                $17,468
            2000                                  5,439
            2001                                  8,147
            2002                                  5,714
            2003 and thereafter                  34,286
                                                -------
                                                $71,054
                                                =======

5. INCOME TAXES

      The components of domestic and foreign income from continuing operations before the provision for income taxes are as follows:


                                                   Years Ended
                                        -----------------------------------
                                        March 28,    March 29,    March 30,
                                          1998         1997         1996
                                        -----------------------------------
                                                  (in thousands)

      Domestic                            $1,123      $43,505      $45,941
      Foreign                              3,343       11,300       12,234
                                          --------------------------------
                                          $4,466      $54,805      $58,175
                                          ================================


      The provision for income taxes from continuing operations consists of the following components:


                                             Years Ended
                                 -----------------------------------
                                 March 28,    March 29,    March 30,
                                   1998         1997         1996
                                 -----------------------------------
                                           (in thousands)

         Current
           Federal                $1,031       $14,856      $16,565
           State                     125         2,286        2,390
           Foreign                 3,047         2,329        2,303
                                  ---------------------------------
                                   4,203        19,471       21,258
                                  ---------------------------------

         Deferred
           Federal                  (316)       (1,998)        (980)
           State                     (50)         (137)        (154)
           Foreign                    28         1,835          227
                                  ---------------------------------
                                    (338)         (300)        (907)
                                  ---------------------------------
                                  $3,865       $19,171      $20,351
                                  =================================


      Included in the federal and state income tax provisions for fiscal years 1998, 1997 and 1996 are approximately $333,000, $2,247,000 and
$3,209,000, respectively, provided on foreign source income of approximately $2,375,000 in 1998, $6,419,000 in 1997 and $9,169,000 in 1996, taxes on which are payable in the United States.

      The total provision for income taxes included in the consolidated financial statements was as follows:


                                                    Years Ended
                                        -----------------------------------
                                        March 28,    March 29,    March 30,
                                          1998         1997         1996
                                        -----------------------------------
                                                  (in thousands)

        Continuing operations           $  3,865      $19,171      $20,351
        Discontinued operations          (13,663)      (1,433)      (1,022)
                                        ----------------------------------
                                        $ (9,798)     $17,738      $19,329
                                        ==================================


      The tax effect of significant temporary differences composing the net deferred tax asset (liability) is as follows:


                                                   Years Ended
                                              ----------------------
                                              March 28,    March 29,
                                                1998         1997
                                              ----------------------
                                                  (in thousands)

         Discontinued operations              $  9,800      $     -
         Depreciation                          (11,594)      (9,691)
         Amortization                           (3,348)      (3,535)
         Inventory                              12,079       12,221
         Accruals and reserves                   5,690        2,138
         Other                                    (794)         387
                                              ---------------------
            Total net deferred taxes          $ 11,833      $ 1,520
                                              =====================


      The provision for income taxes from continuing operations differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% in 1998, 1997 and 1996 due to the following:


                                                              Years Ended
                                                  -----------------------------------
                                                  March 28,    March 29,    March 30,
                                                    1998         1997         1996
                                                  -----------------------------------
                                                             (in thousands)

Tax at federal statutory rate                      $1,563       $19,181      $20,362
Difference due to:
  Foreign sales corporation                             -        (1,605)      (1,268)
  Difference between U.S. tax rate and tax
   rates used in other tax jurisdictions            1,904           167          147
State taxes, net of federal income tax benefit         49         1,403        1,355
Other, net                                            349            25         (245)
                                                   ---------------------------------
                                                   $3,865       $19,171      $20,351
                                                   =================================


6. COMMITMENTS AND CONTINGENCIES

      The Company leases facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require the Company to pay certain insurance expenses, maintenance costs and real estate taxes.

      For continuing operations, approximate future basic rental commitments under operating leases as of March 28, 1998 are as follows:


            Fiscal Year Ending          (in thousands)
            ------------------

            1999                           $ 3,208
            2000                             2,822
            2001                             2,198
            2002                             1,804
            2003 and thereafter              4,055
                                           -------
                                           $14,087
                                           =======

      Rent expense for continuing operations in 1998, 1997, and 1996 was $3,078,000, $2,486,000, and $4,219,000, respectively.

      The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes, based on consultation with counsel, that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

7. CAPITAL STOCK

   Treasury Stock

      During 1998 and 1997, the Company repurchased 318,700 shares and 902,100 shares respectively, of its outstanding common stock at average prevailing prices of $17.44 and $17.46, respectively. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes.

   Stock Plans

      The Company has a long-term incentive stock option plan under which a maximum of 3,438,231 shares of the Company's common stock may be issued pursuant to incentive and or non-qualified stock options and stock awards granted to key employees, consultants and advisers (the "Long-Term Incentive Plan"). The Long-Term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more disinterested members of the Company's Board of Directors. The exercise price for non-qualified options granted under the Long-Term Incentive Plan is determined by the Committee, but in no event shall such option price be less than 50% of the fair market value of the common stock at the time the option is granted. Incentive options may be granted at a price not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, generally between four and seven years, and incentive options expire not more than ten years from the date of the grant. There were 753,054 shares available for future grant at March 28, 1998.

      The Company also has a non-qualified stock option plan for non-employee directors for the purchase of common stock (the "Non-employee Plan"). Under the Non-employee Plan, a maximum of 6,000 shares can be granted to each director, not to exceed 24,000 shares per calendar year, and a maximum of 86,000 shares in aggregate. Options are granted at not less than fair market value on the date of grant, vest over 4 years and expire not more than ten years from the date of grant. There were no shares available for future grant at March 28, 1998 under this plan. A new stock option plan for Non-Employee Directors will be voted on at the shareholder's meeting on July 22, 1998.

      The Company also has a stock option plan which grants options to key employees for the purchase of common stock (the "Option Plan"). The Option Plan is administered by the Committee, which is empowered to grant either non-qualified or incentive stock options. Under the Option Plan, options to purchase up to 1,468,800 shares may be granted at a price, in the case of incentive options, not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, generally over 4 or 5 years, and incentive options expire not more than ten years from the date of grant. At the year ended March 28, 1998 there were 1,550 shares available for future grant.

      During 1998, the Board of Directors approved a stock option re-pricing to $18.000 per share. On the date of the repricing, the fair market value of the Company's common stock was less than the option exercise price; therefore no compensation expense was recognized. The re-pricing affected options to purchase 387,876 shares of common stock held by optionees other than members of the CEO's staff. The options were originally priced between $18.375 and $24.5625 with a weighted average price of $21.1536.

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

      During the fiscal year ended March 28, 1998, due to limited share availability, the Company abbreviated the first buying period of fiscal 1999, ending it on February 21, 1998. Consequently, fiscal 1998, has three buying periods as compared to two. The Plan has been subsequently terminated. A new Employee Stock Purchase Plan will be voted on at the shareholders meeting on July 22, 1998.

      During 1998, there were 39,082 shares purchased at a range of $11.90 to $15.94 per share under the Purchase Plan. During 1997, there were 33,181 shares purchased at a range of $15.09 to $15.51 per share under the Purchase Plan.

      The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for options granted at fair market value. Had the compensation cost for these plans been determined consistent with the SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been the following pro forma amounts:


                                              1998             1997
                                          -----------------------------

            Net Income:   As Reported     $(24,772,000)     $32,970,000
                          Pro Forma       $(28,071,000)     $31,526,000

            Basic EPS:    As Reported            (0.93)            1.21
                          Pro Forma              (1.06)            1.16

            Diluted EPS:  As Reported            (0.93)            1.20
                          Pro Forma              (1.06)            1.15


      For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                1998      1997
                                               ---------------

            Volatility                         28.5%      28.3%
            Risk-Free Interest Rate             6.6%       6.5%
            Expected Life of Options            7 yrs.     7 yrs.


      The weighted average grant date fair value of options granted during 1998 and 1997 was approximately $7.663 and $8.223, respectively.

      The fair values of shares purchased under the Employee Stock Purchase Plan is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                 1998      1997
                                                 --------------

            Volatility                           27.8%     28.3%
            Risk-Free Interest Rate               5.5%      5.3%
            Expected Life of Options              5 mos.    6 mos.


      The weighted average grant-date fair value of options granted under the Purchase Plan was $4.13 in 1998 and $4.34 in 1997.

      The effects of applying SFAS No. 123 for the purposes of providing pro forma disclosures may not be indicative of the effects on reported net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after April 2, 1995.

      A summary of stock option activity for the combined plans for the three years ended March 28, 1998 is as follows:


                                                         Weighted
                                                         Average
                                         Number of       Exercise
                                          Shares      Price per Share
                                        -----------------------------

      Outstanding at April 1, 1995       2,202,612        $14.464

      Granted                              652,079        $16.989
      Exercised                           (367,488)       $ 6.218
      Terminated                          (142,992)       $16.528
                                        -------------------------

      Outstanding at March 30, 1996      2,344,211        $16.333

      Granted                              595,425        $18.018
      Exercised                           (468,004)       $ 8.775
      Terminated                          (208,601)       $17.239
                                        -------------------------

      Outstanding at March 29, 1997      2,263,031        $18.231

      Granted                            1,918,871        $17.103
      Exercised                           (103,298)       $14.959
      Terminated                        (1,184,030)       $18.891
                                        -------------------------

      Outstanding at March 28, 1998      2,894,574        $17.450


      The following table summarizes information about stock options outstanding at March 28, 1998:


                                Options Outstanding               Options Exercisable
                        ------------------------------------	-----------------------
                                       Weighted
                                        Average     Weighted                   Weighted
      Range of             Number      Remaining     Average       Number       Average
      Exercise          Outstanding   Contractual   Exercise    Exercisable    Exercise
       Prices            at 3/28/98      Life         Price      at 3/28/98      Price
      ---------------------------------------------------------------------------------

$14.4375 to $17.0000    1,177,490        8.13       $16.1634       330,491     $15.8926
$17.4375 to $18.0000    1,267,241        7.79       $17.7665       393,726     $17.9972
$18.3750 to $24.5625      449,843        6.06       $19.9253       327,343     $20.3015
                        ---------------------------------------------------------------
      Total             2,894,574        7.66       $17.4499     1,051,560     $18.0531
                        ===============================================================


   Shareholders Rights Agreement

      In April, 1998, the Board of Directors adopted a shareholder rights plan (the Plan). The Plan is intended to help ensure that all Haemonetics shareholders receive fair and equal treatment in the event of any proposed takeover of Haemonetics and to guard against abusive takeover tactics which do not offer all stockholders a fair price. The Plan entails a dividend of one right for each outstanding share of the Company's common stock. These rights, which expire in 2008, entitle their holders to purchase from the Company, one share of common stock, par value $0.01 for a cash exercise price of $90 per share, subject to adjustment. The rights are represented by and traded with the Company's common stock. There are no separate certificates or market for the rights. The rights will trade separately from the common stock and will become exercisable after a person or group has acquired or announced an intent to make an offer to acquire 15% or more of the outstanding common stock of the Company. A person or group that acquires shares of common stock pursuant to a tender or exchange offer which is for all outstanding shares of common stock at a price and on terms which a majority of the outside Directors determines to be fair and in the best interest of the Company and its stockholders will not be deemed to be an acquiring person and such ownership will not trigger the exercisability of the rights. The rights are redeemable by the Board of Directors at a price of $0.01 per right any time before a person or group acquires 15% or more of the outstanding common stock or before the expiration of the rights.

      In the event the rights become exercisible, each holder will have the right ("flip in right") to receive, upon exercise, the number of shares of common stock having a value equal to two times the aggregate exercise price of $90 per right. Additionally, the Board of Directors, at its option, may exchange each right for one share of common stock in lieu of the flip in right, provided that no one person is the beneficial owner of more than 50% or more of the outstanding shares of common stock at the time of such exchange. In the event the Company is acquired in a merger or other business combination, whereby more than 50% of the Company's assets or earnings power is sold, each holder of rights shall have the right ("flip over right") to receive, upon exercise, shares of common stock of the acquiring Company having a value equal to two times the aggregate exercise price of $90 per right.

8. SAVINGS PLUS PLAN

      The Company's Savings Plus Plan is a 401k plan which allows employees to accumulate savings on a pretax basis. In addition, the Company makes matching contributions to the Plan based upon preestablished rates. The Company can also make additional discretionary contributions if approved by the Board of Directors. The Company's matching contributions amounted to approximately $641,000, $660,000 and $616,000 in 1998, 1997, and 1996,
representing a dollar for dollar match up to $1,000 per participant per Plan year. On May 1, 1998, the Board of Directors approved a change to the matching calculation which will take effect during FY99. The new formula is a dollar for dollar match up to 6% of earnings (capped at $100,000) per participant per Plan year.

      The Board of Directors declared discretionary contributions of approximately $1,100,000 for the Savings Plan years ended March 28, 1998 and March 30, 1996. No discretionary contribution was made for the Savings Plan year ended March 29, 1997.

      The Company has no material obligation for postretirement or postemployment benefits.

9. TRANSACTIONS WITH RELATED PARTIES

      The Company advances money to various employees for relocation costs and incentive purposes. Loans to employees, which are included in other assets, amounted to approximately $476,000 as of March 28, 1998 and $593,000 as of March 29, 1997, and are payable within five years. Certain loans are interest-bearing, and the Company records interest income on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The Company amortizes the outstanding loan balance as a charge to operating expense as such amounts are forgiven.

10. ACQUISITION OF BLOOD CENTERS

      During the second quarter of 1998, the Company purchased substantially all of the assets of three blood centers; Tri-Counties Blood Bank, Kansas Blood Services and Gateway Blood Services. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition were included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the acquisitions, approximated $10.5 million and exceeded the underlying fair value of the net assets acquired by $4.9 million which has been assigned to goodwill. As further discussed in footnote 12, the Company has decided to discontinue its operations in the blood bank services business. The assets remaining after recording the loss on disposal are included on the accompanying consolidated balance sheet.

11. RESTRUCTURING CHARGE

      The Company recorded a restructuring charge of $24.5 million related to the restructuring plans announced by the Company during the third quarter of fiscal 1998. The Company made a decision not to undertake certain rework and to terminate the manufacture of certain products. Additionally, certain products, which would have required additional investments to continue their useful lives, will no longer be supported. The Company also identified certain operations, which it has closed or partially closed, resulting in losses associated with the abandonment of certain leases and fixed assets, and the termination of certain employees.

      The $24.5 million charge consists of $8.6 million related to the write-off of certain disposable and equipment inventories. These inventories and equipment were scrapped or abandoned in conjunction with decisions to discontinue a disposable rework program, and to exit certain product lines. The Company also recorded charges of $3.8 million related to the cost of exiting certain long term supply commitments for products which the Company no longer plans to resell or use in its operations. Other assets totaling $3.8 million were written off which represent certain strategic investments in non-core businesses which the Company no longer intends to pursue. The Company charged $2.1 million which was related to reserves for severance and other contractual obligations. These reserves and other restructuring costs discussed above were provided in accordance with Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Finally, an additional $6.2 million related to the write down of certain property, plant and equipment, principally older generation commercial plasma equipment, which the Company no longer intends to support. This write down was computed using management's estimate of future cash flows to be provided by the equipment, and the costs to service the equipment, consistent with SFAS No. 121, "Impairment of Long Lived Assets".

12. DISCONTINUED OPERATIONS

      On May 1, 1998, the Board of Directors announced a plan to discontinue the Company's Blood Bank Services Business, ("BBMS"). Accordingly, the operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of income for all periods presented.

      The operating losses for BBMS are detailed as follows:


                                                            Years Ended
                                                -----------------------------------
                                                March 28,    March 29,    March 30,
                                                  1998         1997         1996
                                                -----------------------------------
                                                           (in thousands)

      Net Revenues                              $ 18,046      $ 6,808      $ 1,746
      Gross Profit                                  (189)         598          611
      Operating expenses:
        Research and Development                     364          388          363
        Selling, general and administrative       10,228        4,265        3,121
          Total operating expenses                10,592        4,653        3,484
      Operating loss                             (10,781)      (4,055)      (2,873)
      Other income(expense), net                    (255)         (42)         (48)
      Taxes                                       (3,863)      (1,433)      (1,022)
                                                ----------------------------------
      Net loss                                  $ (7,173)     $(2,664)     $(1,899)
                                                ==================================


      Other income(expense) includes an allocation of corporate interest expense of approximately $255,000, $42,000 and $48,000, in 1998, 1997 and
1996 respectively. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

      The net loss on disposal of $18,200,000 million includes a provision for estimated losses after taxes for BBMS of $5,195,000 from March 30, 1998 through disposal.

      The remaining net assets of BBMS included in the consolidated balance sheet for March 28, 1998 and March 29, 1997 are as follows:


                                                 March 28,     March 29,
                                                   1998          1997
                                                 -----------------------
                                                     (in thousands)

      Current Assets                              $ 5,167       $ 1,478
      Net property, plant and equipment             8,217         8,383
      Other assets                                     39           894
                                                  ---------------------
        Total assets                              $13,423       $10,755

      Current liabilities and accrued losses      $15,760       $ 1,209
      Other long-term liabilities                   1,450         1,863
                                                  ---------------------
        Total liabilities                         $17,210       $ 3,072



13. GEOGRAPHIC AND CUSTOMER INFORMATION

      The Company operates in one industry segment consisting of the design, manufacture, marketing and service of blood processing systems and related disposable items for use in the collection and processing of blood components, collection of plasma and salvage of shed blood that would otherwise be lost during surgical procedures. Geographic area information for Continuing Operations for 1998, 1997 and 1996 is as follows:


                                                               Geographic Area
                                              -------------------------------------------------
                                                          Europe &    Far East &
                                              Domestic    All Other    Japan       Consolidated
                                              -------------------------------------------------
                                                                (in thousands)

Year ended March 28, 1998:
  Net revenues                                $ 93,104     $91,744     $100,914      $285,762
                                              -----------------------------------------------
  Income before provision for income taxes    $ (9,728)    $ 8,178     $  6,016      $  4,466
                                              -----------------------------------------------
  Identifiable assets                         $227,207     $67,844     $ 41,642      $336,693
                                              -----------------------------------------------

Year ended March 29, 1997:
  Net revenues                                $110,023     $97,026     $ 95,960      $303,009
                                              -----------------------------------------------
  Income before provision for income taxes    $ 31,162     $15,206     $  8,437      $ 54,805
                                              -----------------------------------------------
  Identifiable assets                         $212,338     $71,791     $ 36,345      $320,474
                                              -----------------------------------------------

Year ended March 30, 1996:
Net revenues                                  $106,406     $78,423     $ 91,641      $276,470
                                              -----------------------------------------------
  Income before provision for income taxes    $ 39,179     $11,063     $  7,933      $ 58,175
                                              -----------------------------------------------
  Identifiable assets                         $166,494     $82,598     $ 38,449      $287,541
                                              -----------------------------------------------


      Intercompany transfers to foreign subsidiaries are transacted at prices intended to allow the subsidiaries comparable earnings to those of unaffiliated distributors. Sales to unaffiliated distributors and customers outside the United States, including U.S. export sales, were approximately $194,857,000 in 1998, which represented 68% of net revenue; $194,849,000 in
1997, which represented 64% of net revenues and $171,410,000 in 1996, which represented 62% of net revenues.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Haemonetics Corporation:

      We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and subsidiaries as of March 28, 1998 and March 29, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 28, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haemonetics Corporation and subsidiaries as of March 28, 1998 and March 29, 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 1998, in conformity with generally accepted accounting principles.

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

Boston, Massachusetts
April 23, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 22, 1998.

(b) The information concerning the Executive Officers of the Company, who are elected by and serve at the discretion of the Board of Directors, is as follows:

      JAMES L. PETERSON joined Haemonetics in 1980 as Director of European Operations. In 1982, he was promoted to Vice President and in 1988, to Executive Vice President. In 1994, Mr. Peterson was promoted to President, International Operations. In January, 1998 Mr. Peterson was elected President and Chief Executive Officer by the Board of Directors. Prior to joining Haemonetics he was employed by Hewlett-Packard Company in Europe and was responsible for its medical sales and service operation. Mr. Peterson has been a member of Haemonetics' Board of Directors since 1985 and was elected to the position of Vice Chairman of Haemonetics' Board of Directors in April, 1994.

      THOMAS A. ASLAKSON joined Haemonetics in 1986 and has served in many capacities with increasing responsibility. These positions include Cell Saver 4 Product Manager, Government Contracts Administrator, National Accounts Manager, Director of Field Service, Director of Marketing and Director of Quality Assurance. In 1994, Mr. Aslakson was promoted to Vice President of Quality Assurance for Pittsburgh and Braintree. In December, 1997, Mr. Aslakson was promoted to President, Surgical Business Division. Prior to joining Haemonetics Mr. Aslakson was employed with Cobe Laboratories, Lakewood, Colorado.

      BRUNO DEGLAIRE joined Haemonetics' European Operation in 1987 as Director of Haemonetics International Finance and Administration. In 1993, Mr. Deglaire was promoted to Director of European Marketing and Product Development. In 1996, he was named Vice President of European Field Operations. In February 1998, Mr. Deglaire was appointed to the position of President, Europe and Asian Field Operations. Prior to joining Haemonetics Mr. Deglaire held various positions of increasing responsibility at Dupont de Nemours in Geneva, Switzerland.

      MICHAEL P. MATHEWS joined Haemonetics in 1987 as Vice President, Quality Assurance. In 1990, Mr. Mathews assumed the position of Vice President of Sales and Marketing. In 1991, Mr. Mathews resumed the position of Vice President, Quality Assurance. In 1994, Mr. Mathews was promoted to Senior Vice President, Quality Assurance and Solutions Development. In April 1996, Mr. Mathews was promoted to Executive Vice President. In February 1998, Mr. Mathews was promoted to President, Blood Banks Division. From 1985 until joining Haemonetics Mr. Mathews served in various management positions with V. Mueller, a Division of Baxter International, Inc., Niles, Illinois.

      YUTAKA SAKURADA, Ph.D. joined Haemonetics in 1991 as President of Haemonetics Japan and Vice President of Haemonetics Corporation. In April 1995, Dr. Sakurada was promoted to Senior Vice President of Haemonetics Corporation. Prior to joining Haemonetics, Dr. Sakurada was employed by Kuraray Plastics Co., Ltd. in Japan, where he was responsible for the planning, development , and establishment of medical products business. Dr. Sakurada has been a member of the Haemonetics Board of Directors since joining Haemonetics in 1991.

      RONALD J. RYAN joined Haemonetics in February, 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Haemonetics Mr. Ryan was employed by Converse Inc., North Reading, Massachusetts, where his most recent position was Senior Vice President of Operations. Previously, Mr. Ryan was Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to Converse, Inc., Mr. Ryan was employed with Bristol-Myers Squibb as Vice President of Finance and Business Planning for the Europe, Middle East and Africa Divisions. Prior to Bristol-Myers Squibb Mr. Ryan was Vice President of Planning and Control, International, at American Can Company.

      ROBERT EBBELING joined Haemonetics in 1987 as Manager of Injection Molding and in December 1987 he became Manager, Molding and Lapping. In April 1988, Mr. Ebbeling was promoted to Manager, Bowls, Molding, and Lapping. In April, 1989 he became Director, Disposables Manufacturing. In January 1994, Mr. Ebbeling was promoted to Vice President, US Disposables Manufacturing. In April, 1995 he was named Vice President, Disposables Manufacturing. In August, 1996, Mr. Ebbeling was promoted to Senior Vice President, Manufacturing. Prior to joining Haemonetics, Mr. Ebbeling was Vice President, Manufacturing, for Data Packaging Corporation, Somerset, Massachusetts.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 22, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 22, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


      The following documents are filed as a part of this report:

(a) Financial Statements are included in Part II of this report


   Financial Statements required by Item 8 of this Form


      Consolidated Balance Sheets                              19
      Consolidated Statements of Operations                    20
      Consolidated Statements of Stockholders' Equity          21
      Consolidated Statements of Cash Flows                    22
      Notes to Consolidated Financial Statements               23
      Report of Independent Public Accountants                 39

      Schedules required by Article 12 of Regulation S-X

      II Valuation and Qualifying Accounts                     46

   All other schedules have been omitted because they are not applicable or not required.

(b) Reports on Form 8-K

      None

(c) Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index at page 44, which is incorporated herein by reference.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAEMONETICS CORPORATION

                                       By: /s/ SIR STUART BURGESS
                                           ----------------------------------
                                               Sir Stuart Burgess
                                               Chairman

                                       By: /s/ JAMES L. PETERSON
                                           ----------------------------------
                                               James L. Peterson, President
                                               and Chief Executive Officer

      June 12, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                    Title                                                   Date
---------------------------------------------------------------------------------------------------

/s/ SIR STUART BURGESS       Chairman of the Board                                    June 12, 1998
--------------------------
    Sir Stuart Burgess


/s/ JAMES L. PETERSON        President and Chief Executive Officer                    June 12, 1998
--------------------------   Director
    James L. Peterson


/s/ RONALD J. RYAN           Sr.  Vice President of Finance and Chief Financial       June 12, 1998
--------------------------   Officer, (Principal Financial and Accounting Officer)
    Ronald J. Ryan


/s/ YUTAKA SAKURADA          Sr. Vice President Haemonetics Corp. and                 June 12, 1998
--------------------------   President, Haemonetics Japan
    Yutaka Sakurada          Director


/s/ BENJAMIN L. HOLMES       Director                                                 June 12, 1998
--------------------------
    Benjamin L. Holmes


/s/ JERRY E. ROBERTSON       Director                                                 June 12, 1998
--------------------------
    Jerry E. Robertson


/s/ DONNA C. E. WILLIAMSON   Director                                                 June 12, 1998
--------------------------
    Donna C. E. Williamson


           EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                      Number and Description of Exhibit
                      ---------------------------------

3.    Articles of Organization
      3A*   Articles of Organization of the Company effective August 29,
            1985, as amended December 12, 1985 and May 21, 1987 (filed as
            Exhibit 3A to the Company's Form S-1 No. 33-39490 and
            incorporated herein by reference).
      3B*   Form of Restated Articles of Organization of the Company (filed as Exhibit 3B to the Company's Form S-1 No. 33-39490 and
            incorporated herein by reference).
      3C*   By-Laws of the Company presently in effect (filed as Exhibit 3C to the Company's Form 10-K No. 1-10730 for the year ended April
            3, 1993 and incorporated herein by reference).
      3D*   Articles of Amendment to the Articles of Organization of the
            Company filed May 8, 1991 with the Secretary of the Commonwealth of Massachusetts (filed as Exhibit 3E to the Company's Amendment
            No. 1 to Form S-1 No. 33-39490 and incorporated herein by
            reference).
4.    Instruments defining the rights of security holders
      4A*   Specimen certificate for shares of common stock (filed as
            Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-
            39490 and incorporated herein by reference).
10.   Material Contracts
      10A*  The 1990 Stock Option Plan, as amended (filed as Exhibit 4A to the Company's Form S-8 No. 33-42006 and incorporated herein by reference).
      10B*  Form of Option Agreements for Incentive and Non-qualified
            Options (filed as Exhibit 10B to the Company's Form S-1 No. 33-
            39490 and incorporated herein by reference).
      10C*  Distribution Agreement dated April 11, 1990 between Baxter
            Healthcare Corporation, acting through its Bentley Laboratories
            Division, and the Company (filed as Exhibit 10C to the Company's
            Form S-1 No. 33-39490 and incorporated herein by reference).
      10D*  Supply Agreement between the Company and Alpha Therapeutic
            Corporation dated December, 1988 (filed as Exhibit 10E to the
            Company's Form S-1 No. 33-39490 and incorporated herein by reference).
      10E*  Sublease dated October 29, 1992 between Clean Harbors of
            Kingston, Inc. and the Company (filed as Exhibit 10F to the
            Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10F*  Note and Mortgage dated August 7, 1990 between the Company and
            John Hancock Mutual Life Insurance Company relating to the
            Braintree facility (filed as Exhibit 10H to the Company's Form
            S-1 No. 33-39490 and incorporated herein by reference).
      10G*  Credit Facility with Swiss Bank Corporation (filed as Exhibit
            10J to the Company's Amendment No. 1 to Form S-1 No. 33-39490
            and incorporated herein by reference).
      10H*  Lease dated July 17, 1990 between the Buncher Company and the
            Company of property in Pittsburgh, Pennsylvania (filed as
            Exhibit 10K to the Company's Form S-1 No. 33-39490 and
            incorporated herein by reference).
      10I*  Lease dated July 3, 1991 between Wood Road Associates II Limited
            Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company's Form 10-K No. 1-10730 for the year ended March
            28, 1992 and incorporated herein by reference).
      10J*  Amendment No. 1 to Lease dated July 3, 1991 between Wood Road
            Associates II Limited Partnership and the Company for the child care facility (filed as Exhibit 10N to the Company's Form 10-K
            No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10K*  Bank Overdraft Facility between The Sumitomo Bank and the
            Company with an annual renewal beginning February 28, 1993
            (filed as Exhibit 10O to the Company's Form 10-K No. 1-10730 for
            the year ended March 28, 1992 and incorporated herein by
            reference).
      10L*  Bank Overdraft Facility between The Mitsubishi Bank and the
            Company with an annual renewal beginning June 30, 1993 (filed as
            Exhibit 10P to the Company's Form 10-K, No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10M*  Short-term Loan Agreement between The Mitsubishi Bank and the
            Company renewable every three months (filed as Exhibit 10Q to the Company's Form 10-K No. 1-10730 for the year ended March 28,
            1992 and incorporated herein by reference).
      10N*  Amendment No. 2 to Lease dated July 3, 1991 between Wood Road
            Associates II Limited Partnership and the Company (filed as
            Exhibit 10S to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10O*  Real Estate purchase agreement dated May 1, 1994 between 3M UK
            Holding PLC and the Company (filed as Exhibit 10AA to the
            Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10P*  Real Estate purchase agreement dated September 30, 1994 between
            The Midland Mutual Life Insurance Company and the Company (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the
            year ended April 1, 1995 and incorporated herein by reference).
      10Q*  Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company's Form 10-K
            No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10R*  Asset Purchase Agreement dated as of July 18, 1995 between DHL
            Laboratories and the Company (filed as Exhibit 10AF to the
            Company's Form 10-K No. 1-10730 for the year ended March 30,
            1996 and incorporated herein by reference).
      10S*  First Amendment to lease dated July 17, 1990 between Buncher
            Company and the Company of property in Pittsburgh, Pennsylvania
            (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
      10T*  Revolving Credit Agreement among Mellon Bank, N.A., the First
            National Bank of Boston and Haemonetics Corporation dated as of
            October 1, 1996. (filed as Exhibit 10AE to the Company's Form
            10-K No. 1-10730 for the year ended March 29, 1997 and
            incorporated herein by reference).
      10U*  Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive
            Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-
            10730 for the year ended March 29, 1997 and incorporated herein by reference).
      10V*  $40,000,000 Revolving Credit Facility Among Mellon Bank, N.A.
            For Itself and as Agent BankBoston, N.A. and The Sanwa Bank,
            Limited to Haemonetics Corporation. (filed as Exhibit 10A to the
            Company's Form 10-Q No. 1-10730 for the quarter ended June 28,
            1997 and incorporated herein by reference).
      10W*  Note Purchase agreements, dated October 15, 1997 whereby
            Haemonetics Corporation authorized sale of $40,000,000, 7.05%
            Senior Notes due October 15, 2007. (filed as Exhibit 10A to the
            Company's Form 10-Q No. 1-10730 for the quarter ended September
            27, 1997 and incorporated herein by reference).
      10X*  First Amendment, dated December 26, 1997 to the Revolving Credit
            Agreement, dated June 25, 1997, among Haemonetics Corporation and Mellon Bank N.A. (filed as Exhibit 10A to the Company's Form
            10-Q No. 1-10730 for the quarter ended December 27, 1997 and incorporated herein by reference).
      10Y   Second Amendment, dated April 30, 1998 to the Revolving Credit
            Agreement, dated June 25, 1997, among Haemonetics Corporation and Mellon Bank N.A.
      10Z   1998 Employee Stock Purchase Plan
      10AA  1998 Stock Option Plan for Non-Employee Directors
      10AB  Lease, dated July 29, 1997 between New Avon Limited Parnership and the Company for the property in Avon, Massachusetts.
      10AC  Limited waiver under Note Purchase Agreements, dated April 30,
            1998.
21.   Subsidiaries of the Company
23.   Consent of the Independent Public Accountants
27    Financial Data Schedule

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


                                                                    SCHEDULE II

                           HAEMONETICS CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)


                                     Balance at   Charged to    Write-Offs    Balance at
                                     Beginning    Costs and       (Net of         End
Allowance for Doubtful Accounts      of Period     Expenses     Recoveries)    of Period
----------------------------------------------------------------------------------------

For the Year Ended March 28, 1998       $961         $263         $(406)         $818

For the Year Ended March 29, 1997        984          431          (454)          961

For the Year Ended March 30, 1996        681          321           (18)          984

