Form 10-Q
period 1998-07-04
HAEMONETICS CORP
filed 1998-08-11
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the quarter ended:  July 4, 1998    Commission File Number:  1-10730
                       --------------                           ---------


                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)



            Massachusetts                            04-2882273
-----------------------------------    ------------------------------------
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

          26,584,679 shares of Common Stock, $.01 par value, as of
          --------------------------------------------------------
                                July 4, 1998


                           HAEMONETICS CORPORATION
                                    INDEX


                                                                          PAGE
                                                                          ----


PART I.   Financial Information

          Consolidated Balance Sheets - July 4, 1998                      2
           and March 28, 1998

          Consolidated Statements of Operations -                         3
           Three Months Ended July 4, 1998
           and June 28, 1997

          Consolidated Statements of Stockholders' Equity -               4
           Three Months Ended July 4, 1998

          Consolidated Statements of Cash Flows -                         5
           Three Months Ended July 4, 1998 and June 28, 1997

          Notes to Consolidated Financial Statements                      6-9

          Management's Discussion and Analysis of Financial Condition     10-12
           and Results of Operations


PART II.  Other Information                                               13

          Signatures                                                      14


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)

                                                                                        July 4,     March 28,
                                       ASSETS                                             1998        1998
                                                                                        -------     ---------

Current assets:
  Cash and short term investments...................................................    $ 24,255    $ 21,766
  Accounts receivable, less allowance of $840 at July 4, 1998
   and $818 at March 28, 1998.......................................................      57,126      58,886
  Inventories.......................................................................      64,474      61,664
  Current investment in sales-type leases, net......................................      11,849      11,887
  Deferred tax asset................................................................      20,852      21,777
  Other prepaid and current assets..................................................       9,532      15,170
                                                                                        --------------------
      Total current assets..........................................................     188,088     191,150
                                                                                        --------------------
Property, plant and equipment.......................................................     170,180     170,261
  Less accumulated depreciation.....................................................      87,346      86,042
                                                                                        --------------------
Net property, plant and equipment...................................................      82,834      84,219
Other assets:
  Investment in sales-type leases, net (long term)..................................      34,252      38,596
  Distribution rights, net..........................................................       9,956      10,718
  Other assets, net.................................................................      10,074       5,204
  Property, plant and equipment and other assets net of long-term liabilities of
   discontinued operations..........................................................       6,164       6,806
                                                                                        --------------------
      Total other assets............................................................      60,446      61,324
                                                                                        --------------------
      Total assets..................................................................    $331,368    $336,693
                                                                                        ====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt............................    $ 12,466    $ 17,468
  Accounts payable..................................................................      15,109      21,689
  Accrued payroll and related costs.................................................       6,365       7,726
  Accrued income taxes..............................................................       8,213       5,750
  Accrued value added tax...........................................................           0           0
  Other accrued liabilities.........................................................      17,159      15,132
  Current liabilities and accrued losses net of current assets of discontinued
   operations.......................................................................       7,518      10,593
                                                                                        --------------------
      Total current liabilities.....................................................      66,830      78,358
                                                                                        --------------------
Deferred income taxes...............................................................      13,755       9,944
Long-term debt, net of current maturities...........................................      51,462      53,586
Other long-term liabilities.........................................................         150         150
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
  Issued 29,341,648 shares at July 4, 1998;
   29,341,648 shares at March 28, 1998..............................................         293         293
  Additional paid-in capital........................................................      59,166      59,142
  Retained earnings.................................................................     195,657     190,757
  Cumulative translation adjustments................................................      (9,996)     (9,588)
                                                                                        --------------------
  Stockholders' equity before treasury stock........................................     245,120     240,604
      Less: treasury stock 2,756,969 shares at cost at July 4, 1998
       and 2,756,969 shares at cost at March 28, 1998...............................      45,949      45,949
                                                                                        --------------------
      Total stockholders' equity....................................................     199,171     194,655
                                                                                        --------------------
      Total liabilities and stockholders' equity....................................    $331,368    $336,693
                                                                                        ====================
  Supplemental disclosure of balance sheet information:
    Net debt........................................................................    $ 39,673    $ 49,288


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)

                                                        Three Months Ended
                                                        -------------------
                                                        July 4,    June 28,
                                                         1998        1997
                                                        -------    --------

Net revenues........................................    $71,996    $79,485
Cost of goods sold..................................     36,026     42,397
                                                        ------------------
Gross profit........................................     35,970     37,088

Operating expenses:
  Research and development..........................      3,803      4,928
  Selling, general and administrative...............     24,864     20,712
                                                        ------------------
      Total operating expenses......................     28,667     25,640
                                                        ------------------

Operating income....................................      7,303     11,448

Interest expense....................................       (979)      (557)
Interest income.....................................      1,083        950
Other income, net...................................        220         32
                                                        ------------------

Income from continuing operations
 before provision for income taxes..................      7,627     11,873

Provision for income taxes..........................      2,670      4,156
                                                        ------------------

Earnings from continuing operations.................    $ 4,957    $ 7,717
                                                        ==================

Discontinued operations:

  Loss from operations, net of income tax
   benefit of ($31) in 1998 and ($666) in 1997......        (57)    (1,236)
                                                        ------------------

Net Income..........................................    $ 4,900    $ 6,481
                                                        ==================

Basic income(loss) per common share
  Continuing operations                                 $ 0.186    $ 0.290
  Discontinued operations                                (0.002)    (0.046)
  Net income (loss)                                       0.184      0.244

Income(loss) per common share assuming dilution
  Continuing operations                                 $ 0.186    $ 0.290
  Discontinued operations                                (0.002)    (0.047)
  Net income (loss)                                       0.184      0.243

Weighted average shares outstanding
  Basic                                                  26,585     26,569
  Diluted                                                26,627     26,645


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)

                                                                                      Accumulated
                                  Common Stock    Additional                          Cumulative        Total
                                 --------------    Paid-in     Treasury    Retained   Translation   Stockholders'   Comprehensive
                                 Shares    $'s     Capital       Stock     Earnings   Adjustment       Equity          Income

Balance, March 28, 1998          29,342    $293    $59,142     ($45,949)   $190,757    ($9,588)       $194,655
                                 =============================================================================
  Employee stock purchase plan      ---     ---        ---          ---         ---        ---               0
  Exercise of stock options
   and related tax benefit          ---     ---         24          ---         ---        ---              24
  Purchase of treasury stock        ---     ---        ---          ---         ---        ---               0
  Net Income                        ---     ---        ---          ---       4,900        ---           4,900          4,900
  Foreign currency translation
   adjustment                       ---     ---        ---          ---         ---       (408)           (408)          (408)
                                 --------------------------------------------------------------------------------------------
Balance, July 4, 1998            29,342    $293    $59,166     ($45,949)   $195,657    ($9,996)       $199,171         $4,492
                                 ============================================================================================


            The accompanying notes are an integral part of these
                      consolidated financial statements

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)

                                                                                       Three Months Ended
                                                                                       -------------------
                                                                                       July 4,    June 28,
                                                                                        1998        1997
                                                                                       -------    --------

Cash Flows from Operating Activities:
  Net income (loss)                                                                    $ 4,900    $  6,481
  Less net loss from discontinued operations                                               (57)     (1,236)
                                                                                       -------------------
  Net income from continuing operations                                                  4,957       7,717
  Adjustments to reconcile net income to net cash provided by operating activities:
  Non cash items:
    Depreciation, amortization and other                                                 6,793       6,604
    Deferred tax benefit (provision)                                                      (261)          2

  Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable - net                                     1,574      (5,045)
    (Increase) in inventories                                                           (2,881)     (3,680)
    (Increase) in sales-type leases (current)                                             (876)     (1,081)
    (Increase) decrease in prepaid income taxes                                          7,725         (41)
    (Increase) in other assets                                                          (1,464)     (5,068)
    Decrease in accounts payable, accrued
     expenses and other current liabilities                                             (2,371)     (5,048)
                                                                                       -------------------
    Net cash provided by (used in) operating activities, continuing operations          13,196      (5,640)
                                                                                       -------------------
    Net cash (used in) operating activities, discontinued operations                    (2,306)       (584)
                                                                                       -------------------
      Net cash provided by (used in) operating activities                               10,890      (6,224)

Cash Flows from Investing Activities:
  Capital expenditures on property, plant and equipment, net of
   retirements and disposals                                                            (3,834)     (8,415)
  Net (increase) decrease in sales-type leases (long-term)                               2,750      (8,995)
                                                                                       -------------------
  Net cash (used in) investing activities, continuing operations                        (1,084)    (17,410)
                                                                                       -------------------
  Net cash (used in) investing activities, discontinued operations                        (186)       (695)
                                                                                       -------------------
      Net cash (used in) investing activities                                           (1,270)    (18,105)

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                                               (50)       (226)
  Net increase (decrease) in short-term revolving
   credit agreements                                                                    (5,038)      2,733
  Net increase (decrease) in long-term credit agreements                                (2,083)     23,633
  Exercise of stock options and related tax benefit                                         24         820
  Purchase of treasury stock                                                                 0      (5,566)
                                                                                       -------------------
      Net cash provided by (used in) financing activities                               (7,147)     21,394

Effect of exchange rates on cash and cash equivalents                                       16          94
                                                                                       -------------------
Net increase (decrease) in cash and cash equivalents                                     2,489      (2,841)

Cash and cash equivalents at beginning of period                                        21,766       8,272
                                                                                       -------------------
Cash and cash equivalents at end of period                                             $24,255    $  5,431
                                                                                       ===================

Supplemental disclosures of cash flow information:
  Net (decrease) in cash and cash equivalents, discontinued operations                 ($2,492)    ($1,279)
  Net increase (decrease) in cash and cash equivalents, continuing operations          $ 4,981     ($1,562)
  Increase (decrease) in net debt                                                      ($9,660)   $ 28,981
  Interest paid                                                                        $   444    $    519
  Income taxes paid (refunded)                                                         ($7,416)   $  6,210
                                                                                       ===================


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

2.  FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. As a result, current fiscal year 1999 includes 53 weeks as compared to the normal 52 weeks. The additional week was added to the first quarter ended July 4, 1998 which, as a result, included 14 weeks. Fiscal year 1998 included 52 weeks with the first quarter, ended June 28, 1998 including 13 weeks.

3.  COMPREHENSIVE INCOME

      In June 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income." SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. Currently, the Company's non-owner changes in equity are the foreign currency translation adjustments, which totaled ($9.9) million and ($9.6) million at July 4, 1998 and March 28, 1998, respectively.

4.  NEW PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards board, (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires companies to present segment information using the management approach. The management approach is based upon the way that management organizes the segments within a Company for making operating decisions and assessing performance. SFAS 131 is effective for the Company's 1999 annual financial statements. Adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and asses the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. The impacts of adopting Statement 133 on the Company's financial statements or the timing of adoption of Statement 133 have not been determined. However, it is expected that the derivative financial instruments acquired in connection with the Company's hedging program will continue to qualify for hedge accounting.

5.  FOREIGN CURRENCY

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

      At July 4, 1998 the Company had forward exchange contracts, all having maturities of less than one year, to exchange foreign currencies (major European currencies and Japanese yen) for US dollars totaling $94.5 million. Of that balance, $30.9 million represented contracts for terms of 30 days or less. Gross unrealized gains from hedging firm sales commitments, based on current spot rates, were $5.2 million at July 4, 1998. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that the deferred amounts will be offset by the foreign exchange effect on sales of product in future periods.

6.  INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:

                                    July 4,    March 28,
                                     1998        1998
                                    -------    ---------
                                       (in thousands)

         Raw materials              $15,331     $11,532
         Work-in-process              5,817       5,878
         Finished goods              43,326      44,254
                                    -------     -------
                                    $64,474     $61,664
                                    =======     =======


7.  NET INCOME (LOSS) PER SHARE

      In February 1997, the Financial Accounting Standards board issued SFAS NO. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and establishes new standards for the presentation of earnings per share. Under SFAS 128, "Basic Earnings Per Share" excludes dilution and is computed by dividing income available to common stockholders by weighted average shares outstanding. "Diluted Earnings Per Share" reflects the effect of all dilutive outstanding common stock equivalents. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS 128:


                                    For the three months ended
                                   -----------------------------
                                   July 4, 1998    June 28, 1997
                                   ------------    -------------

Basic EPS
Net Income(loss)                     $ 4,900          $ 6,481

Weighted Average Shares               26,585           26,569
                                     ------------------------
Basic income(loss) per share         $  .184          $  .244
                                     ========================

Diluted EPS
Net Income(loss)                     $ 4,900          $ 6,481

Basic Weighted Average shares         26,585           26,569
Effect of Stock options                   42               76
                                     ------------------------

Diluted Weighted Average shares       26,627           26,645
                                     ------------------------
Diluted income(loss) per share       $  .184          $  .243
                                     ========================


8.  DISCONTINUED OPERATIONS

      On May 1, 1998, the Board of Directors announced a plan to discontinue the Company's Blood Bank Management Services Business, ("BBMS"). Accordingly, the operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. For the three months ended July 4, 1998, the operating loss for BBMS of $2,674 was charged to the discontinued operations provision established in the fourth quarter of fiscal year 1998.

      The Operating losses for BBMS are detailed as follows:


                                                     July 4,    June 28,
                                                      1998        1997
                                                     -------    --------
                                                       (in thousands)

         Net Revenues                                $ 6,091    $ 2,843
         Gross Profit                                    260        (26)
           Operating expenses:
             Research and Development                      0         76
             Selling, general and administrative       2,934      1,761
                                                     ------------------
               Total operating expenses                2,934      1,837
           Operating loss                             (2,674)    (1,863)
           Other expense                                 (88)       (39)
           Taxes                                        (967)      (666)
                                                     ------------------
           Net loss                                   (1,795)    (1,236)
           Charged to Reserve:
             Operating loss (net of taxes)             1,738         --
                                                     ------------------
             Reflected on Statement of Operations    $   (57)   $(1,236)
                                                     ==================


      Other income(expense) includes an allocation of corporate interest expense of approximately $88,000 and $39,000 for the three months ended July 4, 1998 and June 28, 1997, respectively. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

      The remaining net assets of BBMS included in the consolidated balance sheet for July 4, 1998 and March 28, 1998 are as follows:

                                                     July 4,    March 28,
                                                      1998        1998
                                                     -------    ---------
                                                        (in thousands)

         Current Assets                              $ 5,497     $ 5,167
         Net property, plant and equipment             7,559       8,217
         Other assets                                     55          39
                                                     -------------------
               Total assets                          $13,111     $13,423

         Current liabilities and accrued losses      $13,015     $15,760
         Other long-term liabilities                   1,450       1,450
                                                     -------------------
               Total liabilities                     $14,465     $17,210


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

      The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:

                                                Percentage of Net Revenues      Percentage Increase
                                                    Three Months Ended          Three Months Ended
                                               July 4, 1998    June 28, 1997          1998/97
                                               ----------------------------------------------------

      Net revenues                                100.0%          100.0%               (9.4)%
      Cost of goods sold                           50.0            53.3               (15.0)
      Gross Profit                                 50.0            46.7                (3.0)
      Operating Expenses:
        Research and development                    5.3             6.2               (22.8)
        Selling, general and administrative        34.5            26.1                20.0
                                                  -----------------------------------------
          Total operating expenses                 39.8            32.3                11.8
      Operating income                             10.1            14.4               (36.2)
      Interest expense                             (1.4)           (0.7)               75.8
      Interest income                               1.5             1.2                14.0
      Other income                                  0.3            ----               587.5
                                                  -----------------------------------------
      Income before provision for income
       taxes                                       10.6            14.9               (35.8)
      Provision for income taxes                    3.7             5.2               (35.8)
                                                  -----------------------------------------
      Earnings from continuing operations           6.9%            9.7%              (35.8)%
                                                  =========================================


Three Months Ended July 4, 1998 Compared to Three Months Ended June 28, 1997

      Net revenues in 1998 decreased 9.4% to $72.0 million from $79.5 million in 1997. Without the effects of foreign exchange fluctuations and a non-recurring $7.4 million order in the prior year, net revenues increased 6.0%. Worldwide disposable sales increased approximately .8%. Without the effects of currency, disposable sales increased 7.8%. Sales of disposables products accounted for approximately 95% and 85% of net revenues for 1998 and 1997, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings are included as part of disposables revenues and accounted for approximately .8% and .5% of the Company's net revenues for 1998 and 1997, respectively. Equipment revenues decreased approximately 69.1%. The majority of this decrease was attributable to the $6.0 million in plasma equipment shipped to China during the first quarter of 1997. This revenue was non-recurring in 1998. International sales accounted for approximately 67% of net revenues for both 1998 and 1997.

      Gross profit in 1998 decreased $1.1 million from $37.1 million in 1997. As a percentage of net revenues, gross profit percent increased by 3.3% to 50.0% in 1998 from 46.7% in 1997. This increase was the net result of a 6.1 percentage point increase in gross profit percent due to lower product costs in 1998, offset by a 2.8 percentage point decrease in gross profit percent in 1998 due to the unfavorable effects of currency.

      The Company expended $3.8 million in 1998 on research and development (5.3% of net revenues) and $4.9 million in 1997 (6.2% of net revenues).

      Selling, general and administrative expenses increased to $24.9 million in 1998 from $20.7 million in 1997 and increased as a percentage of net revenues to 34.5% from 26.1%. Approximately $2.6 million of the 1998 expense was related to a provision for certain sales contract receivables from the American Red Cross upon the Company's decision to resolve a dispute with the American Red Cross.

      Operating income, as a percentage of net revenues, decreased 4.3 % to 10.1% in 1998 from 14.4% in 1997. The decrease in operating income as a percentage of sales was due to the increase in selling, general and administrative expenses, partially offset by the improvement in gross profit as a percentage of sales.

      Interest expense increased in 1998 to $1.0 million from $.6 million in 1997 due to an increase domestically in the average level of borrowings and in interest rates charged as a result of the $40.0 million in fixed rate notes with a coupon rate of 7.05% issued by the Company during the third quarter of last year. Interest income increased only slightly in 1998 to $1.0 million as a result of interest earned on increased domestic cash balances.

      Other income increased $.2 million from 1997 to 1998 due to increases in income earned from points on hedging transactions.

      The provision for income taxes, as a percentage of pretax income, remained at 35.0% for both 1998 and 1997. The annualized rate for the full 12 months of fiscal 1999 is expected to be approximately 35%.

RESULTS OF DISCONTINUED OPERATIONS

Three Months Ended July 4, 1998 Compared to Three Months Ended June 28, 1997

      Net revenues increased 114.3% in 1998 to $6.1 million in 1997. Gross profit in 1998 increased to $.2 million in 1998 from slightly less than zero in 1997 and operating losses increased 43.5% to $(2.7) million in 1998 from $(1.9) million in 1997. The increase in operating losses was the result of operating costs increasing at rates in excess of sales growth.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, acquisitions, new business development and working capital.

      During the three months ended July 4, 1998, the Company increased its cash balances by $2.5 million from operating, investing and financing activities which represents an increase of $5.3 million from the $2.8 million utilized by the Company's operating, investing and financing activities during the three months ended June 28, 1997. The increase was largely a result of $33.9 million net cash provided by the Company's operating and investing activities offset by $28.6 million of additional cash utilized by the Company's financing activities.

Operating Activities:

      The Company generated $13.2 million in cash from operating activities of continuing operations in 1998 as compared to $5.6 million utilized during 1997. The $18.8 million increase in operating cash flow from continuing operations was a result of $6.6 million in account receivable collections; a $1.1 million decrease in inventory investment and short-term sales-type leases; a $7.7 million decrease in prepaid income taxes as a result of a refund received related to last year's losses; a $3.6 million decrease in other assets; and a $2.6 million swing in accounts payable, accrued expenses and other current liabilities. These increased sources of cash were offset by a decrease in net income adjusted for non-cash items of $2.8 million.

      During 1998, the Company's discontinued operations utilized $2.3 million in operating cash flows, an increase of $1.7 million over the $0.6 million of uses in 1997.

Investing Activities

      The Company utilized $1.1 million in cash for investing activities from continuing operations in 1998, a decrease of $16.3 million from 1997. During the three months ended July 4, 1998, the Company incurred $3.8 million in capital expenditures net of retirements and disposals. Included in this amount is a $.2 million net increase in long-term demonstration assets. During the three months ended June 28, 1998, the Company utilized $8.4 million for capital expenditures net of retirements and disposals, including $.4 million for net expenditures for long-term demonstration assets. The $4.6 million decrease in expenditures on property, plant and equipment, commercial plasma machines and other revenue generating assets from 1997 to 1998 is due primarily to lower commercial plasma machine placements. Finally, the Company reduced its investment in long-term sales-type leases by $2.8 million in the first quarter of fiscal 1999, compared with an increased investment of $9.0 million in the first quarter of fiscal 1998.

      During the three months ended July 4, 1998, the Company invested $0.2 million in discontinued operations related to capital expenditures. This reflects a decrease in capital investing of $0.5 million over the $0.7 million invested during the three months ended June 28, 1997.

Financing Activities:

      During the three months ended July 4, 1998, the Company's continuing operations generated cash from operating activities and, as a result paid down a portion of debt.

      Net debt decreased $9.6 million to $39.6 million in 1998, including $2.5 million which was utilized by the discontinued operations.

      The Company does not expect to repurchase any shares during the current fiscal year. During the quarter ended June 28, 1997, the Company used $5.6 million to repurchase shares of treasury stock.

      At July 4, 1998, the Company had working capital of $121.2 million. This reflects an increase of $8.5 million in working capital for the three months ended July 4, 1998. The Company believes its sources of cash are adequate to meet its projected needs.

Year 2000 Compliance

      Haemonetics is aware of the potential for industry wide business disruption which could occur due to problems related the "Year 2000 issue." It is the belief of Haemonetics Management that we have a prudent plan in place to address these issues within our company and our supply chain. The components of our plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to Haemonetics; an evaluation of equipment sold by Haemonetics to customers as to the ability of the equipment to work properly after the turn of the century; an evaluation of our production equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; the retention of technical and advisory expertise to ensure that we are taking prudent action steps; and the development of a contingency plan.

      At this time Haemonetics is not aware of any specific internal systems or external vendors issues related to the Year 2000 which would prevent, or seriously impact the Company from continuing operations before, during, or after the turn of the century. Furthermore, we are not aware of any issues related to equipment sold by Haemonetics which would prevent our customers from continuing their operations or which would impact the safety of patients or donors in any way. Haemonetics does not believe that the total cost of Year 2000 compliance for the company will be material to the financial results of the Company.

      Although we believe that we are taking prudent action related to the identification and resolution of issues related to the Year 2000 our assessment is still in progress. We may never be able to know with certainty whether certain key vendors are compliant, especially those outside the United States. There are also technical vagaries to logic imbedded within microchips which may prove not feasible or impossible to test.

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

Item 5.  Other Information
         -----------------

         In accordance with the provisions of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934, if the Company does not receive notice of a shareholder proposal to be raised at its 1999 Annual Meeting on or before May 8, 1999, then in such event, the management proxies shall be allowed to use their discretionary voting authority when the proposal is raised at the 1999Annual Meeting of Stockholders.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a).  Exhibits

         The following exhibits will be filed as part of this form 10-Q:

            Exhibit 27   Financial Data Schedule

         (b).  Reports on Form 8-K.

         On April 17, 1998, the Company filed a current report on Form 8-K, dated April 16, 1998 to report under Item 5 the declaration of a dividend distribution of Rights in connection with the adoption of a Shareholder Rights Plan.


                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HAEMONETICS CORPORATION



Date:  August 10, 1998                 By:  /s/ JAMES  L. PETERSON
                                           ------------------------------------
                                       James L. Peterson, President and
                                       Chief Executive Officer

Date:  August 10, 1998                 By:  /s/ RONALD J. RYAN
                                           ------------------------------------
                                       Ronald J. Ryan, Sr. Vice President of
                                       Finance and Chief Financial Officer,
                                       (Principal Accounting Officer)