Form 10-Q
period 1998-10-03
HAEMONETICS CORP
filed 1998-11-16
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:   October 3, 1998     Commission File Number:  1-10730
                         ---------------                              -------


                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)


          Massachusetts                            04-2882273
---------------------------------     ------------------------------------
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

                     400 Wood Road, Braintree, MA 02184
                  ----------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:     (781) 848-7100
                                                        --------------

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

          26,661,617 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                               October 2, 1998


                           HAEMONETICS CORPORATION
                                    INDEX


                                                                     PAGE
                                                                     ----


PART I.    Financial Information

           Consolidated Balance Sheets - October 3, 1998               2
            and March 28, 1998

           Consolidated Statements of  Operations -                    3
            Three  and Six Months Ended October 3, 1998
            and September 27, 1997

           Consolidated Statements of Stockholders' Equity -           4
            Six Months Ended October 3, 1998

           Consolidated Statements of Cash Flows -                     5
            Six Months Ended October 3, 1998 and September 27, 1997

           Notes to Consolidated Financial Statements                  6-10

           Management's Discussion and Analysis of Financial           11-18
            Condition and Results of Operations


PART II.   Other Information                                           19-20

           Signatures                                                  21


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                                   October 3,    March 28,
                         ASSETS                                       1998         1998
                                                                   -----------------------
Current assets:
  Cash and cash equivalents                                         $ 37,174      $ 21,766
  Accounts receivable, less allowance of $755 at
   October 3, 1998 and $818 at March 28, 1998                         60,468        58,886
  Inventories                                                         67,698        61,664
  Current investment in sales-type leases, net                        11,835        11,887
  Deferred tax asset                                                  20,852        21,777
  Other prepaid and current assets                                     9,257        15,170
                                                                    ----------------------
      Total current assets                                           207,284       191,150
                                                                    ----------------------
Property, plant and equipment                                        172,503       170,261
  Less accumulated depreciation                                      (91,399)      (86,042)
                                                                    ----------------------
Net property, plant and equipment                                     81,104        84,219
Other assets:
  Investment in sales-type leases, net (long term)                    32,220        38,596
  Distribution rights, net                                             9,907        10,718
  Other assets, net                                                    9,637         5,204
  Property,plant and equipment and other assets net of
   long-term liabilities of discontinued operations                    2,505         6,806
                                                                    ----------------------
      Total other assets                                              54,269        61,324
                                                                    ----------------------
      Total assets                                                  $342,657      $336,693
                                                                    ======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt            $ 12,742      $ 17,468
  Accounts payable                                                    13,872        21,689
  Accrued payroll and related costs                                    8,677         7,726
  Accrued income taxes                                                11,044         5,750
  Other accrued liabilities                                           16,325        15,132
  Current liabilities and accrued losses net of
   current assets of discontinued operations                           4,269        10,593
                                                                    ----------------------
      Total current liabilities                                       66,929        78,358
                                                                    ----------------------
Deferred income taxes                                                 13,753         9,944
Long-term debt, net of current maturities                             51,461        53,586
Other long-term liabilities                                                0           150
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
  Issued 29,418,586 shares at October 3, 1998;
   29,341,648 shares at March 28, 1998                                   294           293
  Additional paid-in capital                                          60,432        59,142
  Retained earnings                                                  200,952       190,757
  Cumulative translation adjustments                                  (5,215)       (9,588)
                                                                    ----------------------
  Stockholders' equity before treasury stock                         256,463       240,604
    Less: treasury stock 2,756,969 shares at cost
     at October 3, 1998 and 2,756,969 shares at cost
     at March 28, 1998                                                45,949        45,949
                                                                    ----------------------
      Total stockholders' equity                                     210,514       194,655
                                                                    ----------------------
      Total liabilities and stockholders' equity                    $342,657      $336,693
                                                                    ======================
  Supplemental disclosure of balance sheet information:
    Net debt                                                        $ 27,029      $ 49,288


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                    Three Months Ended        Six Months Ended
                                                   --------------------    ---------------------
                                                   Oct. 3,    Sept. 27,    Oct. 3,     Sept. 27,
                                                    1998         1997       1998          1997
                                                   ----------------------------------------------

Net revenues                                       $67,787     $72,520     $139,783    $152,005
Cost of goods sold                                  36,023      37,786       72,049      80,183
                                                   --------------------------------------------
Gross profit                                        31,764      34,734       67,734      71,822

Operating expenses:
  Research and development                           3,326       4,657        7,129       9,585
  Selling, general and administrative               20,531      21,383       45,395      42,095
                                                   --------------------------------------------
    Total operating expenses                        23,857      26,040       52,524      51,680
                                                   --------------------------------------------

Operating income                                     7,907       8,694       15,210      20,142

Interest expense                                    (1,032)       (810)      (2,011)     (1,367)
Interest income                                      1,072       1,075        2,155       2,025
Other income, net                                      245        (133)         465        (102)
                                                   --------------------------------------------

Income from continuing operations
 before provision for income taxes                   8,192       8,826       15,819      20,698

Provision for income taxes                           2,867       3,089        5,537       7,245
                                                   --------------------------------------------

Earnings from continuing operations                $ 5,325     $ 5,737     $ 10,282    $ 13,453
                                                   ============================================

Discontinued operations:

Loss from operations, net of income tax
 benefit of ($47) in 1998 and ($1583) in 1997          (30)     (1,705)         (87)     (2,941)
                                                   --------------------------------------------

Net Income                                         $ 5,295     $ 4,032     $ 10,195    $ 10,512
                                                   ============================================
Basic income(loss) per common share
  Continuing operations                            $ 0.200     $ 0.216     $  0.387    $  0.507
  Discontinued operations                           (0.001)     (0.063)      (0.003)     (0.110)
  Net income (loss)                                  0.199       0.152        0.383       0.396

Income(loss) per common share assuming dilution
  Continuing operations                            $ 0.198     $ 0.216     $  0.385    $  0.505
  Discontinued operations                           (0.001)     (0.064)      (0.003)     (0.110)
  Net income (loss)                                  0.197       0.151        0.381       0.395

Weighted average shares outstanding
  Basic                                             26,614      26,509       26,599      26,539
  Diluted                                           26,832      26,620       26,729      26,633


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)


                                 Common Stock    Additional                          Cumulative        Total
                                 -------------    Paid-in     Treasury    Retained   Translation   Stockholders'   Comprehensive
                                 Shares   $'s     Capital      Stock      Earnings   Adjustment       Equity           Income
                                 -----------------------------------------------------------------------------------------------


Balance, March 28, 1998          29,342   $293     $59,142    ($45,949)   $190,757     ($9,588)       $194,655

  Employee stock purchase plan       --     --          --          --          --          --               0
  Exercise of stock options
   and related tax benefit           77      1       1,290          --          --          --           1,291
  Purchase of treasury stock         --                 --          --          --          --              --
  Net Income                         --     --          --          --      10,195          --          10,195         10,195
  Foreign currency translation
   adjustment                        --     --          --          --          --       4,373           4,373          4,373
                                 --------------------------------------------------------------------------------------------
Balance, October 3, 1998         29,419   $294     $60,432    ($45,949)   $200,952     ($5,215)       $210,514        $14,568
                                 ============================================================================================


The accompanying notes are an integral part of these consolidated financial statements


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                        Six Months Ended
                                                                    -----------------------
                                                                    October 3,    Sept. 27,
                                                                       1998         1997
                                                                    -----------------------

Cash Flows from Operating Activities:
  Net income                                                         $ 10,195      $ 10,512
  Less net loss from discontinued operations                              (87)       (2,941)
                                                                     ----------------------
  Net income from continuing operations                                10,282        13,453

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Non cash items:
    Depreciation, amortization and other                               14,348        11,768
    Deferred tax benefit                                                 (263)         (109)

  Change in operating assets and liabilities:
    (Increase)  in accounts receivable - net                             (526)       (4,817)
    (Increase) in inventories                                          (5,286)       (9,486)
    (Increase) in sales-type leases (current)                            (862)         (802)
    Decrease in prepaid income taxes                                    8,179            33
    (Increase) in other assets                                         (1,388)       (6,286)
    Increase (Decrease) in accounts payable, accrued
     expenses and other current liabilities                               686        (6,824)
                                                                     ----------------------
    Net cash provided by (used in) operating activities,
     continuing operations                                             25,170        (3,070)
                                                                     ----------------------
    Net cash (used in) operating activities,
     discontinued operations                                           (7,977)       (9,404)
                                                                     ----------------------
      Net cash provided by (used in) operating activities              17,193       (12,474)

Cash Flows from Investing Activities:
  Capital expenditures on property, plant and equipment,
   net of retirements and disposals                                    (7,741)      (14,042)
  Net (increase) decrease in sales-type leases (long-term)              4,782        (9,664)
                                                                     ----------------------
  Net cash (used in) investing activities, continuing operations       (2,959)      (23,706)
                                                                     ----------------------
  Net cash provided by (used in) investing activities,
   discontinued operations                                              5,866        (6,274)
                                                                     ----------------------
      Net cash provided by (used in) investing activities               2,907       (29,980)

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                             (101)          (91)
  Net increase (decrease) in short-term revolving
   credit agreements                                                   (4,392)        4,207
  Net increase (decrease) in long-term credit agreements               (1,940)       40,058
  Exercise of stock options and related tax benefit                     1,291         1,826
  Purchase of treasury stock                                                0        (5,302)
                                                                     ----------------------
      Net cash provided by (used in) financing activities              (5,142)       40,698

Effect of exchange rates on cash and cash equivalents                     450            10
                                                                     ----------------------
Net increase (decrease) in cash and cash equivalents                   15,408        (1,746)

Cash and cash equivalents at beginning of period                       21,766         8,272
                                                                     ----------------------
Cash and cash equivalents at end of period                           $ 37,174      $  6,526
                                                                     ======================

Supplemental disclosures of cash flow information:
  Net (decrease) in cash and cash equivalents,
   discontinued operations                                           $ (2,111)     $(15,678)
  Net increase in cash and cash equivalents,
   continuing operations                                             $ 17,519      $ 13,932
  Increase (decrease)  in net debt                                   $(21,841)     $ 45,920
  Interest paid                                                      $    797      $  1,009
  Income taxes paid (refunded)                                       $ (7,512)     $ 14,059
                                                                     ======================


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

3.  COMPREHENSIVE INCOME

      In June 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income." SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. Currently, the Company's non-owner changes in equity are net income and the foreign currency translation adjustments. Foreign currency translation adjustments totaled ($5.2) million and ($9.6) million at July 4, 1998 and March 28, 1998, respectively.

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

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999.
A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. The impacts of adopting Statement 133 on the Company's financial statements or the timing of adoption of Statement 133 have not been determined. However, it is expected that the derivative financial instruments acquired in connection with the Company's hedging program will continue to qualify for hedge accounting.

5.  FOREIGN CURRENCY

      The Company enters into forward exchange contracts to hedge certain firm sales commitments to customers that are denominated in foreign currencies. The purpose of the Company's foreign hedging activities is to reduce uncertainty associated with currency movement in future periods. Gains and losses realized on these contracts are recorded in operations, offsetting the related foreign currency transactions. The cash flows related to the gains and losses on these foreign currency hedges are classified in the statements of cash flows as part of cash flows from operating activities.

      At October 3, 1998 the Company had forward exchange contracts, all having maturities of less than eighteen months, to exchange foreign currencies (major European currencies and Japanese yen) for US dollars totaling $157.1 million. Of that balance, $57.9 million represented contracts for terms of 30 days or less. Gross unrealized gains from hedging firm sales commitments at October 3, 1998, based on current spot rates, were $3.9 million, $4.4 million of which represents forward points. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that the deferred amounts will be offset by the foreign exchange effect on sales of product in future periods.

6.  INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:


                                 Oct 3,     March 28,
                                  1998        1998
                                 --------------------
                                    (in thousands)

      Raw materials              $13,578    $ 11,532
      Work-in-process              7,216       5,878
      Finished goods              46,904      44,254
                                 -------------------
                                 $67,698    $ 61,664
                                 ===================

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



                                     For the three months ended
                                   ------------------------------
                                   Oct  3, 1998    Sept  27, 1997
                                   ------------------------------

Basic EPS
---------
Net Income                            $ 5,295          $ 4,032

Weighted Average Shares                26,614           26,509
                                      ------------------------
Basic income per share                $  .199          $  .152
                                      ========================

Diluted EPS
-----------
Net Income                            $ 5,295          $ 4,032

Basic Weighted Average shares          26,614           26,509
Effect of Stock options                   218              111
                                      ------------------------

Diluted Weighted Average shares        26,832           26,620
                                      ------------------------
Diluted income per share              $  .197          $  .151
                                      ========================


                                      For the six months ended
                                   ------------------------------
                                   Oct  3, 1998    Sept  27, 1997
                                   ------------------------------

Basic EPS
---------
Net Income                            $10,195          $10,512

Weighted Average Shares                26,599           26,539
                                      ------------------------
Basic income per share                $  .383          $  .396
                                      ========================

Diluted EPS
-----------
Net Income                            $10,195          $10,512

Basic Weighted Average shares          26,599           26,539
Effect of Stock options                   130               94
                                      ------------------------

Diluted Weighted Average shares        26,729           26,633
                                      ------------------------
Diluted income per share              $  .381          $  .395
                                      ========================


8.  DISCONTINUED OPERATIONS

      On May 1, 1998, the Board of Directors announced a plan to discontinue the Company's Blood Bank Management Services Business, ("BBMS"). Accordingly, the operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. To date, the Company has sold three of its BBMS operations.

      For the three and six months ended October 3, 1998, the operating loss for BBMS was $2,463 and $ 5,137, respectively. These losses were charged to the discontinued operations provision established in the fourth quarter of fiscal year 1998.

      The Operating losses for BBMS are detailed as follows:


                                           For the three months ended    For the six months ended
                                           --------------------------    ------------------------
                                             Oct 3,         Sept.27        Oct 3,       Sept.27
                                              1998            1997          1998          1997
                                             --------------------------------------------------

Net Revenues                                  5,201          4,093         11,292        6,936
Gross Profit                                     53           (198)           313         (224)
  Operating expenses:
  Research and Development                       --             88             --          164
  Selling, general and administrative         2,516          2,277          5,450        4,038
                                             -------------------------------------------------
    Total operating expenses                  2,516          2,365          5,450        4,202
    Operating loss                           (2,463)        (2,563)        (5,137)      (4,426)
  Other expense                                 (46)           (61)          (134)        (100)
  Tax benefit                                  (878)          (918)        (1,845)      (1,585)
                                             -------------------------------------------------
  Net loss                                   (1,631)        (1,705)        (3,426)      (2,941)
  Charged to Reserve:
    Operating loss (net of taxes)             1,601             --          3,339           --
                                             -------------------------------------------------
    Reflected on Statement of Operations        (30)        (1,705)           (87)      (2,941)
                                             ====================================


      Other income(expense) includes an allocation of corporate interest expense of approximately $46,000 and $61,000 for the three months ended October 3, 1998 and September 27, 1997, respectively and $134,000 and $100,000 for the six months ended October 3, 1998 and September 27, 1997, respectively. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

      The remaining net assets of BBMS included in the consolidated balance sheet for October 3, 1998 and March 28, 1998 are as follows:


                                             October 3,    March 28,
                                                1998          1998
                                             -----------------------
                                                  (in thousands)

    Current Assets                            $ 4,510       $ 5,167
    Net property, plant and equipment           3,802         8,217
    Other assets                                  153            39
                                              ---------------------
      Total assets                            $ 8,465       $13,423

    Current liabilities and accrued losses    $ 8,779       $15,760
    Other long-term liabilities                 1,450         1,450
                                              ---------------------
      Total liabilities                       $10,229       $17,210


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

      The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:


                                                  Percentage of Net Revenues         Percentage Increase
                                                      Three Months Ended             Three Months Ended
                                            October 3, 1998    September 27, 1997          1998/97
--------------------------------------------------------------------------------------------------------
Net revenues                                     100.0%              100.0%                  (6.5)%
Cost of goods sold                                53.1                52.1                   (4.7)
Gross Profit                                      46.9                47.9                   (8.6)
Operating Expenses:
  Research and development                         4.9                 6.4                  (28.6)
  Selling, general and administrative             30.3                29.5                   (4.0)
                                                 ------------------------------------------------
    Total operating expenses                      35.2                35.9                   (8.4)
  Operating income                                11.7                12.0                   (9.1)
  Interest expense                                (1.5)               (1.1)                  27.4
  Interest income                                  1.6                 1.5                   (0.3)
  Other income (expense)                           0.3                (0.2)                (282.8)
                                                 ------------------------------------------------
  Income before provision for income taxes        12.1                12.2                  (7.17)
  Provision for income taxes                       4.2                 4.3                  (7.17)
                                                 ------------------------------------------------
  Earnings from continuing operations              7.9%                7.9%                 (7.17)%
                                                 ================================================

--------------------------------------------------------------------------------------------------------


Three Months Ended October 3, 1998 Compared to Three Months Ended
September 27, 1997

      Net revenues in 1998 decreased 6.5% to $67.8 million from $72.5 million in 1997. With currency rates held constant, net revenues were up 0.3%. Worldwide disposable sales decreased approximately 2.5%. With currency rates held constant, disposable sales increased 4.7%. Sales of disposables products accounted for approximately 94% and 90% of net revenues for 1998 and 1997, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings domestically are included as part of disposables revenues and accounted for approximately 0.8% and 0.6% of the Company's net revenues for 1998 and 1997, respectively. Equipment revenues decreased approximately 41.9%. This decrease was partly a result of 1997 equipment sales to a U.S. commercial plasma customer. International sales accounted for approximately 68% and 64% of net revenues for 1998 and 1997, respectively.

      Gross profit in 1998 decreased $3.0 million from $34.7 million in 1997. As a percentage of net revenues, gross profit percent decreased by 1.0% to 46.9% in 1998 from 47.9% in 1997. At constant currency rates, gross profit percent increased 2.5% or $1.8 million in 1998. The improvement in gross profit at constant currency was the result of lower product costs, $1.5 million of which were attributed to the cost saving initiatives undertaken during the third quarter of last year.

      The Company expended $3.3 million, 4.9% of net revenues, on research and development in 1998 and $4.6 million, 6.4% of net revenues, in 1997. At constant currency rates, the decrease in research and development expenditures was $0.7 million compared to a year ago.

      Selling, general and administrative expenses decreased to $20.5 million in 1998 from $21.4 million in 1997. At constant currency rates selling, general and administrative expenses were up only slightly, at $0.2 million or 1.1% compared to a year ago.

      Operating income, as a percentage of net revenues, decreased 0.3 % to 11.7% in 1998 from 12.0% in 1997. At constant currency rates, operating income as a percentage of net revenues, increased 3.4 % from 1997 or $2.3 million. The $2.3 million increase in operating income was due largely to improvements in gross profit totaling $1.8 million together with lower operating expenses.

      Interest expense increased in 1998 to $1.0 million from $.8 million in 1997 due to a higher average level of borrowings in the US, resulting from the $40.0 million in fixed rate notes with a coupon rate of 7.05% issued by the Company during the third quarter of last year. Interest income was unchanged as increases in income earned on increased US cash balances were offset by interest income reductions due to decreases in sales contract balances.

      Other income increased $.2 million from 1997 to 1998 due to increases in income earned from points on hedging transactions.

      The provision for income taxes, as a percentage of pretax income, remained at 35.0% for both 1998 and 1997. The annualized rate for the full 12 months of fiscal 1999 is expected to be approximately 35%.


Six Months Ended October 3, 1998 Compared to Six Months Ended
September 27, 1997


                                                  Percentage of Net Revenues         Percentage Increase
                                                       Six Months Ended               Six  Months Ended
                                            October 3, 1998    September 27, 1997          1998/97

Net revenues                                     100.0%              100.0%                  (8.0)%
Cost of goods sold                                51.5                52.8                  (10.1)
Gross Profit                                      48.5                47.2                   (5.7)
Operating Expenses:
  Research and development                         5.1                 6.3                  (25.6)
  Selling, general and administrative             32.5                27.6                    7.8
                                                 ------------------------------------------------
    Total operating expenses                      37.6                33.9                    1.6
  Operating income                                10.9                13.3                  (24.5)
  Interest expense                                (1.4)               (0.9)                  47.1
  Interest income                                  1.5                 1.3                    6.4
  Other income                                     0.3                (0.1)                (555.9)
                                                 ------------------------------------------------
  Income before provision for income taxes        11.3                13.6                  (23.6)
  Provision for income taxes                       3.9                 4.7                  (23.6)
                                                 ------------------------------------------------
  Earnings from continuing operations              7.4%                8.9%                 (23.6)%

--------------------------------------------------------------------------------------------------------


      Net revenues in 1998 decreased 8.0% to $139.8 million from $152.0 million in 1997. At constant currency rates, sales decreased 2.3%. The sales decrease at constant currency rates was partly a result of a loss of a large domestic commercial plasma customer in Q3FY98 and equipment shipments to China during the first quarter of 1997 that were not replicated in 1998. Worldwide disposable sales decreased approximately .8%. At constant currency rates, disposable sales increased 5.5%. Sales of disposables products accounted for approximately 94% and 87% of net revenues for 1998 and 1997, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings domestically are included as part of disposables revenues and accounted for approximately .8% and .6% of the Company's net revenues for 1998 and 1997, respectively. Equipment revenues decreased approximately 58.4%. The decrease was attributable to revenue in 1997 that was non-recurring in 1998. Specifically, the 1997 revenue consisted of $6.0 million in plasma equipment shipped to China and equipment sales to a U.S. commercial plasma customer. International sales accounted for approximately 68% and 66% of net revenues for 1998 and 1997, respectively.

      Gross profit in 1998 decreased $4.1 million from $71.8 million in 1997. As a percentage of net revenues, gross profit percent increased by 1.3% to 48.5% in 1998 from 47.2% in 1997. At constant currency, gross profit as a percent of sales, increased 4.4% or $4.7 million. The improvement in gross profit at constant currency was the result of lower product costs, $3.0 million of which were cost saving initiatives undertaken during the third quarter of last year.

      The Company expended $7.1 million in 1998 on research and development (5.1% of net revenues) and $9.6 million in 1997 (6.3% of net revenues). At constant currency rates, the decrease in research and development expenditures was $1.2 million compared to a year ago.

      Selling, general and administrative expenses increased to $45.4 million in 1998 from $42.1 million in 1997 and increased as a percentage of net revenues to 32.5% from 27.6%. At constant currency rates, selling, general and administrative expenses increased $5.2 million or 13.0% from a year ago. Approximately $2.6 million of the 1998 expense was related to a provision for certain sales contract receivables upon the Company's resolution of a dispute with the American Red Cross. In addition, $1.2 million was spent on the Company's Customer Oriented Re-design for Excellence program ("CORE") and $1.8 million of expenses were incurred as a result of the 14th week added to Q1FY99.

      Operating income, as a percentage of net revenues, decreased 2.4% to 10.9% in 1998 from 13.3% in 1997. At constant currency, operating income, as a percentage of net revenues, increased 0.7% or $0.7 million from 1997. The improvement in operating income at constant currency was due to the improvement in gross profit partially offset by an increase in selling, general and administrative expenses, as a percentage of net revenues.

      Interest expense increased in 1998 to $2.0 million from $1.4 million in 1997 due to a higher average level of borrowings in the US, resulting from the $40.0 million in fixed rate notes with a coupon rate of 7.05% issued by the Company during the third quarter of last year. Interest income increased $.2 million in 1998 to $2.2 million as a result of interest earned on increased US cash balances.

      Other income increased $.4 million from 1997 to 1998 due to increases in income earned from points on hedging transactions.

      The provision for income taxes, as a percentage of pretax income, remained at 35.0% for both 1998 and 1997. The annualized rate for the full 12 months of fiscal 1999 is expected to be approximately 35%.

RESULTS OF DISCONTINUED OPERATIONS


Three Months Ended October 3, 1998 Compared to Three Months Ended
September 27, 1997

      Net revenues increased 27.1% in 1998 to $5.2 million in 1998. Gross profit in 1998 increased to $0.1 million in 1998 from $(0.2) million in 1997 and operating losses decreased 3.9% to $(2.5) million in 1998 from $(2.6) million in 1997.


Six Months Ended October 3, 1998 Compared to Six Months Ended
September 27, 1997

      Net revenues increased 62.8% in 1998 to $11.3 million in 1998. Gross profit in 1998 increased to $0.3 million in 1998 from $(0.2) million in 1997 and operating losses increased 16.5% to $(3.4) million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, working capital and discontinued operations.

      During the six months ended October 3, 1998, the Company increased its cash balances by $15.4 million from operating, investing and financing activities which represents an increase of $17.1 million from the $1.7 million utilized by the Company's operating, investing and financing activities during the six months ended September 27, 1997. Without the effect of exchange rates, the increase in cash balances was $16.7 million. The $16.7 million increase was largely a result of $62.5 million net cash provided by the Company's operating and investing activities offset by $45.8 million of less cash from the Company's financing activities.

Operating Activities:

      The Company generated $25.1 million in cash from operating activities of continuing operations in 1998 as compared to $3.1 million utilized during 1997. The $28.2 million increase year over year in operating cash flow from continuing operations was a result of a $4.3 million decrease in account receivable investment; a $4.2 million decrease in inventory investment; an $8.1 million increase in prepaid income tax benefits as a result of a $7.7 refund received related to last year's losses; a $4.8 million decrease in other assets uses; and a $7.5 million swing in accounts payable, accrued expenses and other current liabilities. These increased sources of cash were offset by a decrease in net income adjusted for non-cash items of $0.7 million.

Investing Activities:

      The Company utilized $3.0 million in cash for investing activities from continuing operations in 1998, a decrease of $20.7 million from 1997. During the six months ended October 3, 1998, the Company incurred $7.7 million in capital expenditures net of retirements and disposals. Included in this amount is a $0.2 million net decrease in long-term demonstration assets. During the six months ended September 27, 1997, the Company utilized $14.0 million for capital expenditures net of retirements and disposals, including $1.8 million net decrease in long-term demonstration assets. The $6.3 million decrease in expenditures on property, plant and equipment, commercial plasma machines and other revenue generating assets from 1997 to 1998 is due primarily to lower commercial plasma machine placements. Finally, the Company reduced its investment in long-term sales-type leases by $4.7 million in 1998, compared with an increased investment of $9.6 million in 1997.

Financing Activities:

      During the six months ended October 3, 1998 the Company's operations generated cash from operating and investing activities and as a result paid down a portion of debt.

      Net debt decreased $21.8 million to $27.0 million in 1998.

      The Company does not expect to repurchase any shares during the current fiscal year. During 1997, the Company used $5.3 million to repurchase shares of treasury stock.

      At October 3, 1998, the Company had working capital of $140.4 million. This reflects an increase of $27.6 million in working capital for the six months ended October 3, 1998. The Company believes its sources of cash are adequate to meet its projected needs.

Discontinued Operations:

      During the six months ended October 3, 1998, discontinued operations utilized $2.1 million from operating and investing activities, a decrease in cash flow utilization of $13.6 million from the $15.7 million utilized during the six months ended September 27, 1998. The decrease in cash flow utilization was a result of the sale of Orange County Blood Services (Pacific Blood Services), Tri-Counties Blood Bank and Kansas Blood Services during the second quarter of 1998.

YEAR 2000 COMPLIANCE UPDATE

      Haemonetics is aware of the potential for industry wide business disruption that could occur due to problems related the "Year 2000 issue." It is the belief of Haemonetics Management that the Company has a prudent plan in place to address these issues within the Company and its supply chain. The components of its plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to Haemonetics; an evaluation of equipment sold by Haemonetics to customers as to the ability of the equipment to work properly after the turn of the century; an evaluation of production equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; the retention of technical and advisory expertise to ensure that prudent action steps are being taken; and the development of a contingency plan.

State of Readiness

      Haemonetics has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do the Company believes that it is on track towards a timely completion. Overall Haemonetics estimates that it has completed an inventory covering approximately 90% of systems related Year 2000 exposures and is developing an inventory of potential non-systems exposures. The Company continues to make progress in remediating known Year 2000 systems exposures and is gathering information on where exposures exist in non-systems areas. The Company continues to develop remediation approaches as additional issues are identified.

      Internal Systems (IT)

            The process Haemonetics is following to achieve Year 2000 compliance for internal IT systems is as follows:

      1.  Develop an inventory of all IT components (hardware, software)
      2.  Determine the Year 2000 compliance status of each
      3. Determine the importance of YEAR 2000 compliance for each component (implications of failure)
      4.  Prioritize non-compliant components based on importance
      5. Determine method to be used to achieved compliance for each component (modify, replace, cease use)
      6.  Complete the planned action
      7.  Test the component

      The initial inventory of all IT components in use throughout the Company has been completed. The initial assessment of Year 2000 status for all components has been completed. Twelve systems, all commercial packages, are used company-wide for business transaction processing and accounting. The Company's initial assessment indicates that 7 of these systems are Year 2000 compliant. The Company is on schedule to have eight systems compliant by December 31, 1998 and all twelve by June 30, 1999. There are approximately 70 other business applications in use by the Company that are less critical. Through a combination of modification, replacement and decommissioning, Year 2000 compliance on these applications is expected by June 30, 1999. The Company has completed an initial assessment of its IT infrastructure (servers, networks, phone systems, system software) and plans to have all items remediated, replaced, or decommissioned by June 30, 1999. In addition, the Company intends to test critical components of infrastructure and applications.

Suppliers

      The Company is in the process of communicating with our external vendors of goods and services to gain an understanding of their state of readiness to maintain an uninterrupted supply to Haemonetics. The Company has sent letters to over 1,000 vendors outlining its approach towards the Year 2000 issue and asking for the vendors' commitment to resolve any issues they may have. The Company has also asked the vendors to complete a short questionnaire and to inform the Company of any known compliance issues. The Company is beginning the process of identifying vendors it views as critical to its business. A critical vendor is one who's inability to continue to provide goods and services would have a serious adverse impact on our ability to produce, deliver, and collect payment for Haemonetics goods and/or services. Senior management members are coordinating the identification of these vendors for their respective business units. These vendors will be contacted by the senior management member responsible for the business relationship and will be requested to complete a detailed questionnaire on Year 2000. Haemonetics may also request the right to visit and/or audit one or more of these companies to validate their Year 2000 readiness.

Production Equipment

      The Company is in the process of completing an inventory of production equipment currently used at Haemonetics. The Year 2000 readiness of this equipment will be determined through communication with the equipment manufacturers and testing where appropriate. The Company is in the process of creating an inventory of production equipment and at this time is not aware of any production equipment which is affected by the Year 2000 issue. The objective is to have the inventory completed by December 31, 1998. The Company's intends to repair or replace non-compliant production equipment prior to operating difficulties. Haemonetics remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a prudent approach towards evaluating production equipment, however, it may be impracticable or impossible to test certain items of production equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible production delays.

Facility Related Issues

      The Company is in the process of completing an inventory and evaluating facilities related equipment such as security, heating, elevator, telephone and other service equipment with the potential for Year 2000 related failures. The Year 2000 readiness of this equipment will be determined through communication with the equipment manufacturers and testing where appropriate. The Company is in the process of creating an inventory of facilities related equipment and at this time is not aware of any facilities related equipment which is affected by the Year 2000 issue. The objective is to have the inventory completed by December 31, 1998. The Company intends to repair or replace non-compliant facilities related equipment prior to operating difficulties. Haemonetics remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a prudent approach towards evaluating facilities equipment, however, it may be impracticable or impossible to test certain items of facilities related equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on or after January 1, 2000, resulting in possible interruptions of security, heating, elevator, telephone and other services.

Technical and Advisory Expertise

      Haemonetics has engaged a leading professional services and consulting firm experienced in Year 2000 compliance to assist in project planning, testing methodologies, and evaluating its Year 2000 remediation activities.

Haemonetics Products

      The Company produces products in two major categories: equipment and the single use disposables which are used in the equipment for each procedure. The disposables have no date related functions aside from lot numbering and expiry dating printed on the packaging. The equipment itself does not rely on date related data for its mechanical function. There is no calendar related logic in the Haemonetics software that controls the function of the machine. The Company is continuing to test its equipment to evaluate any potential for issues related to logic embedded within microchips. At this time the Company is not aware of any material issues related to equipment it sells which would prevent its customers from continuing their operations or which would impact the safety of patients or donors in any way.

Costs

      Haemonetics is evaluating the total cost of Year 2000 compliance. At this time the Company estimates that the total cost of completing Year 2000 related activities will be between $3 million and $4 million. This amount includes both IT and non-IT related expenses. Of this amount, approximately 50% has already been spent representing 30% of the total IT budget during the spending period. The Company anticipates capital expenditures to total between $1 million and $1.5 million and expense to total $2 million to $2.5 million. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

Contingency Plan

      Although the Company believes that it is taking prudent action related to the identification and resolution of issues related to the Year 2000, its assessment is still in progress. As the Company better understands the state of readiness within its unique set of business partners, production processes, and internal systems, it will develop a formal contingency plan to alleviate the impact of high potential or serious failures. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to it IT systems, non-IT systems, its vendors, it customers, and other parties. The Company anticipates having this contingency plan outlined by March 31, 1999. The components of this plan will likely include raw material and finished goods inventory levels, alternative suppliers, and backup systems. The Company may never be able to know with certainty whether certain key vendors are compliant, including those outside the United States. Failure of key vendors to make their computer systems Year 2000 compliant could result in delayed deliveries of products to the Company. If such delays are extended, they could have a material adverse effect on the Company's business and financial results. There are also technical vagaries to logic embedded within microchips that may prove impracticable or impossible to test. To the extent such microchips are not Year 2000 compliant, this could have a material adverse effect on the Company's business, financial condition, and results of operations.

Risks

      The Company continues to evaluate the risks associated with potential Year 2000 related failures. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, the effect of uncertainties in markets outside the U.S. including Europe and Asia in which the Company operates and the implications of Year 2000 including but not limited to the cost and expense of updating software and hardware and any potential system interruptions. The foregoing list should not be construed as exhaustive.


                         PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------


           Not applicable.


Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

           Not applicable.

Item 3.    Defaults upon Senior Securities
           -------------------------------

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Annual Meeting of Stockholders of the Company was held on July 22, 1998. At the meeting, Yutaka Sakurada and Donna C.E. Williamson were reelected as directors for terms ending in 2001. In addition, the Stockholders approved the Haemonetics Corporation 1998 Stock Option Plan for Non-Employee Directors and approved the Haemonetics Corporation 1998 Employee Stock Purchase plan.

           The votes as to such matters were as follows:

           1.  Election of Directors:

                                       For        Withheld
                                       ---        --------
           Yutaka Sakurada          22,444,917     79,322
           Donna C.E. Williamson    22,443,528     80,711

           2.  Approval of 1998 Stock Option Plan for Non-Employee Directors:

                      For         Against      Abstain
                      ---         -------      -------
                   15,458,691    5,638,315    1,427,233

           3.  Approval of 1998 Employee Stock Purchase Plan:

                      For         Against      Abstain
                      ---         -------      -------
                   18,145,619    2,956,872    1,421,748

           4. Election of Arthur Andersen LLP as independent public accountants:

                      For         Against      Abstain
                      ---         -------      -------
                   22,481,579       32,572       10,088

Item 5.    Other Information
           -----------------

           In a press release, dated October 26, 1998, the Company announced the appointment of two additional outside board members, Dr. Harvey Klein and N. Colin Lind, bringing the outside board membership from four members to six. The internal board membership remains at two for a total board membership of eight.

           Dr. Klein is the Chief of the Department of Transfusion Medicine at the Warren G. Magnuson Clinical Center of the National Institutes of Health. He is also currently Vice President of the American Association of Blood Banks, Member of the Committee of Revision and Chairman of the Panel for Blood and Blood Products of the US Pharmacopoeia, and a member of the Transfusion Medicine Subcommittee of the American Society of Hematology.

           Colin Lind is managing director of Richard C. Blum & Associates, L.P., a long term strategic investment firm based in San Francisco which currently owns 14.9% of Haemonetics' outstanding common stock. Mr. Lind has been a partner of Richard Blum for twelve years and shares responsibility for approximately $1.8 billion in assets under management.

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




                                  HAEMONETICS CORPORATION



Date:  November 13, 1998          By: /s/ James L. Peterson
       -----------------              --------------------------------
                                      James L. Peterson, President and
                                      Chief Executive Officer

Date:  November 13, 1998          By: /s/ Ronald J. Ryan, Sr.
       -----------------              ---------------------------------
                                      Ronald J. Ryan, Sr. Vice President and
                                      Chief Financial Officer, (Principal
                                      Accounting Officer)