Form 10-Q
period 1999-01-02
HAEMONETICS CORP
filed 1999-02-11
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:   January 2, 1999   Commission File Number:   1-10730
                       -------------------                           -------


                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)



          Massachusetts                              04-2882273
---------------------------------       ------------------------------------
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

                     400 Wood Road, Braintree, MA 02184
                  ----------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:    (781) 848-7100
                                                     ------------------

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.

                        Yes    X           No
                            -------           -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          26,941,042 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                               January 2, 1999


                           HAEMONETICS CORPORATION
                                    INDEX



                                                                      PAGE
                                                                      ----


PART I.    Financial Information

           Consolidated Balance Sheets - January 2, 1999                 2
            and March 28, 1998

           Consolidated Statements of  Operations -                      3
            Three  and Nine Months Ended January 2, 1999
            and December  27, 1997

           Consolidated Statements of Stockholders' Equity -             4
            Nine Months Ended January 2, 1999

           Consolidated Statements of Cash Flows -                       5
            Nine Months Ended January 2, 1999 and December  27, 1997

           Notes to Consolidated Financial Statements                   6-10

           Management's Discussion and Analysis of Financial           11-19
            Condition and Results of Operations


PART II.   Other Information                                             20

           Signatures                                                    21


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                          January 2,    March 28,
                     ASSETS                                  1999         1998
                                                          -----------------------
Current assets:
  Cash and cash equivalents.                               $ 42,253     $ 21,766
  Accounts receivable, less allowance of $765 at
   January 2, 1999 and $818 at March 28, 1998                65,269       58,886
  Inventories                                                64,045       61,664
  Current investment in sales-type leases, net               12,423       11,887
  Deferred tax asset                                         20,852       21,777
  Other prepaid and current assets                           12,525       15,170
                                                           ---------------------
      Total current assets                                  217,367      191,150
                                                           ---------------------
Property, plant and equipment                               179,753      170,261
  Less accumulated depreciation                             (96,219)     (86,042)
                                                           ---------------------
Net property, plant and equipment                            83,534       84,219
Other assets:
  Investment in sales-type leases, net (long term)           28,450       38,596
  Distribution rights, net.                                  11,062       10,718
  Other assets, net                                           9,927        5,204
  Property,plant and equipment and other assets net of
   long-term liabilities of discontinued operations           2,897        6,806
                                                           ---------------------
      Total other assets                                     52,336       61,324
                                                           ---------------------
      Total assets                                         $353,237     $336,693
                                                           =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt   $ 12,579     $ 17,468
  Accounts payable                                           11,463       21,689
  Accrued payroll and related costs.                          8,514        7,726
  Accrued income taxes                                       11,676        5,750
  Other accrued liabilities                                  14,807       15,132
  Current liabilities and accrued losses net of current
   assets of discontinued operations                          6,386       10,593
                                                           ---------------------
      Total current liabilities                              65,425       78,358
                                                           ---------------------
Deferred income taxes                                        14,424        9,944
Long-term debt, net of current maturities                    51,642       53,586
Other long-term liabilities                                       0          150
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000
   shares; Issued 29,698,011 shares at January 2, 1999;
   29,341,648 shares at March 28, 1998                          297          293
  Additional paid-in capital                                 65,407       59,142
  Retained earnings                                         205,737      190,757
  Cumulative translation adjustments                         (3,746)      (9,588)
                                                           ---------------------
  Stockholders' equity before treasury stock                267,695      240,604
    Less: treasury stock 2,756,969 shares at cost
     January 2, 1999 and 2,756,969 shares at cost
     at March 28, 1998                                       45,949       45,949
                                                           ---------------------
      Total stockholders' equity                            221,746      194,655
                                                           ---------------------
      Total liabilities and stockholders' equity           $353,237     $336,693
                                                           =====================
  Supplemental disclosure of balance sheet information:
    Net debt                                               $ 21,968     $ 49,288


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited - in thousands)


                                                    Three Months Ended      Nine Months Ended
                                                   -------------------    --------------------
                                                   Jan. 2,    Dec. 27,    Jan. 2,     Dec. 27,
                                                    1999        1997       1999         1997
                                                   -------------------------------------------


Net revenues                                       $67,958    $ 70,479    $207,741    $222,484
Cost of goods sold                                  36,730      35,078     108,779     115,261
                                                   -------------------------------------------
Gross profit                                        31,228      35,401      98,962     107,223

Operating expenses:
  Research and development                           3,906       4,227      11,035      13,812
  Selling, general and administrative               20,101      20,926      65,496      63,021
  Non-recurring restructuring expense                    0      24,500           0      24,500
                                                   -------------------------------------------
    Total operating expenses                        24,007      49,653      76,531     101,333
                                                   -------------------------------------------

Operating income(loss)                               7,221     (14,252)     22,431       5,890
Interest  expense                                   (1,051)     (1,009)     (3,062)     (2,376)
Interest income                                      1,249         933       3,404       2,958
Other income (expense), net                            (45)         50         420         (52)
                                                   -------------------------------------------

Income from continuing operations
 before provision for income taxes                   7,374     (14,278)     23,193       6,420

Provision for income taxes                           2,581      (4,997)      8,118       2,248
                                                   -------------------------------------------

Earnings from continuing operations                $ 4,793    $ (9,281)   $ 15,075    $  4,172
                                                   ===========================================

Discontinued operations:

Loss from operations, net of income tax
 benefit of $52 in 1999 and  $2,629 in 1997             (8)     (2,396)        (95)     (5,337)
                                                   -------------------------------------------

Net Income                                         $ 4,785    $(11,677)   $ 14,980    $ (1,165)
                                                   ===========================================

Basic income(loss) per common share
  Continuing operations                            $ 0.178    $ (0.350)   $  0.565    $  0.157
  Discontinued operations                           (0.000)     (0.090)     (0.004)     (0.201)
  Net income (loss)                                  0.178    $ (0.440)      0.561    $ (0.044)

Income(loss) per common share assuming dilution
  Continuing operations                            $ 0.175    $ (0.350)   $  0.559    $  0.156
  Discontinued operations                            0.000      (0.090)     (0.004)   $  (0.20)
  Net income (loss)                                  0.175      (0.440)      0.556      (0.044)

Weighted average shares outstanding
  Basic                                             26,893      26,513      26,694      26,530
  Diluted                                           27,408      26,528      26,953      26,661


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)

                                                                                    Accumulated
                                 Common Stock   Additional                           Cumulative       Total
                                 ------------     Paid-in    Treasury    Retained   Translation   Stockholders'   Comprehensive
                                 Shares   $'s     Capital     Stock      Earnings    Adjustment       Equity          Income

Balance, March 28, 1998          29,342   $293    $59,142    $(45,949)   $190,757     $(9,588)      $194,655
                                 ===========================================================================

  Employee stock purchase plan       --     --         --          --          --          --              0
  Exercise of stock options
   and related tax benefit          356      4      6,265          --          --          --          6,268
  Net Income                         --     --         --          --      14,980          --         14,980          14,980
  Foreign currency translation
   adjustment                        --     --         --          --          --       5,842          5,842           5,842
                                 -------------------------------------------------------------------------------------------
Balance, January 2, 1999         29,698   $297    $65,407    $(45,949)   $205,737     $(3,746)      $221,746         $20,822
                                 ===========================================================================================


The accompanying notes are an integral part of these consolidated financial statements


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                            Nine Months Ended
                                                                       --------------------------
                                                                       January 2,    December 27,
                                                                          1999           1997
                                                                       --------------------------

Cash Flows from Operating Activities:
  Net income(loss)                                                      $ 14,980       $ (1,165)
  Less net loss from discontinued operations                                 (95)        (5,337)
                                                                        -----------------------
  Net income from continuing operations                                   15,075          4,172

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Non cash items:
    Depreciation, amortization and other                                  21,407         16,120
    Restructuring charge                                                      --         24,500
    Deferred tax (benefit) expense                                           408           (190)

  Change in operating assets and liabilities:
    (Increase)  in accounts receivable - net                              (4,802)        (3,079)
    (Increase) in inventories                                               (775)       (12,139)
    (Increase) in sales-type leases (current)                             (1,450)          (752)
    (Increase) decrease in prepaid income taxes                            8,262         (4,921)
    (Increase) in other assets                                            (6,397)        (6,306)
    (Decrease) in accounts payable, accrued
     expenses and other current liabilities                               (2,501)       (12,096)
                                                                        -----------------------
    Net cash provided by operating activities, continuing operations      29,227          5,309
                                                                        -----------------------
    Net cash (used in) operating activities, discontinued operations     (14,932)       (11,490)
                                                                        -----------------------
      Net cash provided by (used in) operating activities                 14,295         (6,181)

Cash Flows from Investing Activities:
  Capital expenditures on property, plant and equipment, net of
   retirements and disposals                                             (17,290)       (17,543)
  Net (increase) decrease in sales-type leases (long-term)                 8,614         (7,850)
                                                                        -----------------------
  Net cash (used in) investing activities, continuing operations          (8,676)       (25,393)
                                                                        -----------------------
  Net cash provided by (used in) investing activities,
   discontinued operations                                               14,536         (8,973)
                                                                        -----------------------
      Net cash provided by (used in) investing activities                  5,860        (34,366)

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                                (154)          (137)
  Net increase (decrease) in short-term revolving
   credit agreements                                                      (4,438)         2,691
  Net increase (decrease) in long-term credit agreements                  (1,666)        40,240
  Exercise of stock options and related tax benefit                        6,269          1,843
  Purchase of treasury stock                                                   0         (5,302)
                                                                        -----------------------
      Net cash provided by (used in) financing activities                     11         39,335

Effect of exchange rates on cash and cash equivalents                        321            165
                                                                        -----------------------

Net increase (decrease) in cash and cash equivalents                      20,487         (1,047)

Cash and cash equivalents at beginning of period                          21,766          8,272
                                                                        -----------------------
Cash and cash equivalents at end of period                              $ 42,253       $  7,225
                                                                        =======================

Supplemental disclosures of cash flow information:
  Net (decrease) in cash and cash equivalents, discontinued operations  $   (396)      $(20,463)
  Net increase in cash and cash equivalents, continuing operations      $ 20,883       $ 19,416
  Increase (decrease)  in net debt                                      $(26,745)      $ 43,841
  Interest paid                                                         $  3,708       $  1,009
  Income taxes paid (refunded)                                          $ (6,478)      $ 14,059
                                                                        =======================


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

3.    COMPREHENSIVE INCOME

      In June 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income." SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. Currently, the Company's non-owner changes in equity are net income and the foreign currency translation adjustments. Foreign currency translation adjustments totaled ($3.7) million and ($9.6) million at January 2, 1999 and March 28, 1998, respectively.

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

5.  Foreign Currency

      The Company enters into forward exchange contracts to hedge certain firm sales commitments to customers that are denominated in foreign currencies. The purpose of the Company's foreign hedging activities is to reduce uncertainty associated with currency movement in future periods. Also, the Company enters into contracts that typically settle within 35 days to hedge the results of exchange rate movements on certain intercompany receivables denominated in foreign currencies. Gains and losses realized on all of these contracts are recorded in operations, offsetting the related foreign currency transactions. The cash flows related to the gains and losses on these foreign currency hedges are classified in the statements of cash flows as part of cash flows from operating activities.

      At January 2, 1999, the Company had forward exchange contracts, all having maturities of less than fifteen months, to exchange foreign currencies (major European currencies and Japanese yen) for US dollars totaling $165.5 million. Of that balance, $52.9 million represents contracts related to intercompany receivables that will settle within 30 days. Gross unrealized losses from hedging firm sales commitments at January 2, 1999, based on current spot rates, were ($7.4) million, $4.0 million of which represents forward points. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that the deferred amounts will be offset by the foreign exchange effect on sales of product in future periods.

      At January 2, 1999, the Company had the following significant foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:


    Hedged          (BUY) / SELL    Weighted Forward      US$ @         Unrealized
   Currency        Local Currency     Contract Rate    Forward Rate    Gain / (Loss)     Maturity

Euro Equivalent        8,213,099       $1.106          $ 9,644,551     $  (562,705)    Jan-Mar 1999
Euro Equivalent        8,033,888       $1.111          $ 9,478,560     $  (551,700)    Apr-Jun 1999
Euro Equivalent        7,943,508       $1.205          $ 9,415,381     $   152,745     Jul-Sep 1999
Euro Equivalent        8,620,513       $1.213          $10,265,639     $   189,759     Oct-Dec 1999
Japanese Yen       1,500,000,000     124.3 per US$     $13,263,973     $(1,199,559)    Jan-Mar 1999
Japanese Yen       1,500,000,000     133.1 per US$     $13,426,316     $(2,155,457)    Apr-Jun 1999
Japanese Yen       1,750,000,000     137.9 per US$     $15,848,935     $(3,156,300)    Jul-Sep 1999
Japanese Yen       1,970,000,000     126.9 per US$     $18,042,134     $(2,514,355)    Oct-Dec 1999
Japanese Yen       1,670,000,000     125.4 per US$     $15,466,014     $(2,152,200)    Jan-Mar 2000


6.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:


                              Jan. 2,    March 28,
                               1999        1998
                              -------    ---------
                                 (in thousands)

         Raw materials        $12,284     $11,532
         Work-in-process        5,309       5,878
         Finished goods        46,452      44,254
                              -------------------
                              $64,045     $61,664
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



                                    For the three months ended
                                  ------------------------------
                                  Jan. 2, 1999    Dec.  27, 1997
                                  ------------    --------------

Basic EPS
---------
Net Income(loss)                     $ 4,785         $(11,677)

Weighted Average Shares               26,893           26,513
                                     ------------------------
Basic income(loss)  per share        $  .178         $  (.440)
                                     ========================

Diluted EPS
-----------
Net Income(loss)                     $ 4,785         $(11,677)

Basic Weighted Average shares         26,893           26,513
Effect of Stock options                  515               15
                                     ------------------------
Diluted Weighted Average shares       27,408           26,528
                                     ------------------------
Diluted income (loss) per share      $  .175         $  (.440)
                                     ========================


                                    For the nine months ended
                                  ------------------------------
                                  Jan. 2, 1999    Dec.  27, 1997
                                  ------------------------------

Basic EPS
---------
Net Income(loss)                     $14,980         $ (1,165)

Weighted Average Shares               26,694           26,530
                                     ------------------------
Basic income(loss)  per share        $ 0.561         $ (0.044)
                                     ========================

Diluted EPS
-----------
Net Income(loss)                     $14,980         $ (1,165)

Basic Weighted Average shares         26,694           26,530
Effect of Stock options                  259              131
                                     ------------------------
Diluted Weighted Average shares       26,953           26,661
                                     ------------------------
Diluted income (loss) per share      $ 0.556         $ (0.044)
                                     ========================


8.    DISCONTINUED OPERATIONS

      On May 1, 1998, the Board of Directors announced a plan to discontinue the Company's Blood Bank Management Services Business, ("BBMS"). Accordingly, the operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. To date, the Company has sold five of its BBMS operations.

      For the three and nine months ended January 2, 1999, the operating loss for BBMS was $2,035 and $7,172, respectively. These losses were charged to the discontinued operations provision established in the fourth quarter of fiscal year 1998.

      The Operating losses for BBMS are detailed as follows:


                                         For the three months ended   For the nine months ended
                                         --------------------------   -------------------------
                                          Jan 2,           Dec 27,     Jan 2,           Dec 27,
                                           1999             1997        1999             1997
                                         ------------------------------------------------------

Net Revenues                                 3,216          5,303     14,508            12,239
Gross Profit                                  (321)            95         (8)             (128)
  Operating expenses:
  Research and Development                      --             97         --               261
  Selling, general and administrative        1,882          2,906      7,638             6,944
                                            --------------------------------------------------
    Total operating expenses                 1,882          3,003      7,638             7,205
    Operating loss                          (2,203)        (2,908)    (7,646)           (7,333)
  Other expense                                (13)           (78)      (147)             (178)
  Tax benefit                                 (717)        (1,045)    (2,562)           (2,629)
                                            --------------------------------------------------
  Net loss                                  (1,499)        (1,941)    (5,231)           (4,882)
  Charged to Reserve:
    Operating loss (net of taxes)            1,491             --      5,136                --
                                            --------------------------------------------------
    Reflected on Statement of Operations        (8)        (1,941)       (95)           (4,882)
                                            ==================================================


Other income(expense) includes an allocation of corporate interest expense of approximately $13,000 and $78,000 for the three months ended January 2, 1999 and December 27, 1997, respectively and $147,000 and $178,000 for the nine months ended January 2, 1999 and December 27, 1997, respectively. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

The remaining net assets of BBMS included in the consolidated balance sheet for January 2, 1999 and March 28, 1998 are as follows:


                                               January 2,    March 28,
                                                  1999          1998
                                               -----------------------
                                                    (in thousands)

      Current Assets                            $ 3,514      $ 5,167
      Net property, plant and equipment           4,209        8,217
      Other assets                                  138           39
                                                --------------------
        Total assets                            $ 7,861      $13,423

      Current liabilities and accrued losses    $ 9,900      $15,760
      Other long-term liabilities                 1,450        1,450
                                                --------------------
        Total liabilities                       $10,229      $17,210



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

      The table outlines the components of the consolidated statements of operations for continuing operations as a percentage of net revenues:


                                               Percentage of Net Revenues        Percentage Increase
                                                   Three Months Ended            Three Months Ended
                                           January 2, 1999   December 27, 1997        1999/97
----------------------------------------------------------------------------------------------------
Net revenues                                    100.0%            100.0 %               (3.6)%
Cost of goods sold                               54.0              49.8                  4.7
Gross Profit                                     46.0              50.2                (11.8)
Operating Expenses:
  Research and development                        5.8               6.0                 (7.6)
  Selling, general and administrative            29.6              29.6                 (3.9)
    Non-recurring restructuring expense            --              34.8               (100.0)
  Total operating expenses                       35.4              70.4                (51.7)
  Operating income (loss)                        10.6             (20.2)              (150.67)
  Interest expense                               (1.5)             (1.4)                 4.2
  Interest income                                 1.8               1.3                 33.9
  Other income (expense)                           --                --               (190.0)
                                                --------------------------------------------
  Income before provision for income
   taxes                                         10.9             (20.3)              (151.7)
  Provision for income taxes                      3.8              (7.1)              (151.7)
                                                --------------------------------------------
  Earnings from continuing operations             7.1%            (13.2)%             (151.6)%
                                                ============================================
----------------------------------------------------------------------------------------------------

Three Months Ended January 2, 1999 Compared to Three Months Ended
December 27, 1997

      Net revenues in 1999 decreased 3.6% to $68.0 million from $70.5 million in 1997. With currency rates held constant, net revenues were down 1.7%. Worldwide disposable sales decreased approximately .4%. With currency rates held constant, disposable sales increased 0.8%. The 0.8% increase in sales was a net result of disposable growth in Europe, Japan, the U.S. blood bank and the U.S. surgical businesses offset by decreases in Asia and in the U.S. plasma businesses. The decrease in the U.S. plasma business was due to 1997 shipments to a former customer which were not repeated in 1999. Japan disposable sales increased by a 9.0% in average weekly demand after allowing that 1997 included extra selling prior to the holidays as compared to 1999. Sales of disposable products accounted for approximately 92% and 89% of net revenues for 1999 and 1997, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings in the U.S. are included as part of disposable revenues and accounted for approximately 0.8% and 0.7% of the Company's net revenues for 1999 and 1997, respectively. Equipment revenues decreased approximately 30% year over year, a 21.6% decrease at constant currency. The 21.6% decrease was attributed to decreases in both the world wide surgical and world wide blood bank markets and is largely the result of a policy change toward placing equipment versus selling it under long-term sales contracts. International sales accounted for approximately 69% of net revenues for both 1999 and 1997.

      Gross profit in 1999 of $31.2 million decreased $4.2 million from 1997. As a percentage of net revenues, gross profit percent decreased by 4.2% to 46% in 1999 from 50.2% in 1997. Of the 4.2% decrease in gross profit percent, 3.9% was due to currency. At constant currency rates, gross profit percent decreased 0.8% or $1.1 million from 1997. The decrease in gross profit margin was largely due to the slowdown in production levels to accommodate the $4.2 million decrease in inventory during the third quarter of 1999. This gross profit reflects labor cost savings generated by the Customer Oriented Re-design for Excellence (CORE) Program.

      The Company expended $3.9 million (5.8% of net revenues) on research and development in 1999 and $4.2 million (6.0% of net revenues) in 1997. At constant currency rates, research and development expenditures were relatively unchanged from the third quarter last year.

      Selling, general and administrative expenses decreased to $20.1 million in 1999 from $20.9 million in 1997. At constant currency rates selling, general and administrative expenses were down $0.5 million or 2.6% compared to a year ago.

      Operating income before the 1997 $24.5 million restructure charge, as a percentage of net revenues, decreased 3.9 % to 10.6% in 1999 from 14.5% in 1997. At constant currency rates, operating income before restructuring charge as a percentage of net revenues, decreased 0.7 % from 1997 or $0.5 million. The $0.5 million decrease in operating income was due to the decrease in gross profit partly offset by lower selling, general and administrative expenses.

      Interest expense of $1.1 million was unchanged from 1997. Interest income increased $0.3 million from $0.9 million in 1997 due to growing cash balances in the U. S. partly offset by lower interest on sales type leases.

      Other income (expense) decreased $.1 million from 1997 to 1999 due to higher net foreign exchange expense mostly offset by lower amortization expense.

      The provision for income taxes, as a percentage of pretax income, remained at 35.0% for both 1999 and 1997. The annualized rate for the full 12 months of fiscal 1999 is expected to be approximately 35%.

Nine Months Ended January 2, 1999 Compared to Nine Months Ended
December 27, 1997


                                               Percentage of Net Revenues        Percentage Increase
                                                   Nine Months Ended              Nine Months Ended
                                           January 2, 1999   December 27, 1997        1999/97
----------------------------------------------------------------------------------------------------
Net revenues                                    100.0%            100.0%                (6.6)%
Cost of goods sold                               52.4              51.8                 (5.6)
Gross Profit                                     47.6              48.2                 (7.7)
Operating Expenses:
  Research and development                        5.3               6.2                (20.1)
  Selling, general and administrative            31.5              28.3                  3.9
  Non-recurring restructuring expense              --              11.0                100.0
Total operating expenses                         36.8              45.5                (24.5)
Operating income                                 10.8               2.7                280.8
Interest expense                                 (1.5)             (1.0)                28.9
Interest income                                   1.7               1.3                 15.1
Other income                                      0.2              (0.1)              (907.7)
                                                --------------------------------------------
Income before provision for income
 taxes                                           11.2               2.9                261.3
Provision for income taxes                        3.9               1.0                261.1
                                                --------------------------------------------
Earnings from continuing operations               7.3%              1.9%               261.4%
                                                ============================================


      Net revenues in 1999 decreased 6.6% to $207.7 million from $222.5 million in 1997. At constant currency rates, sales decreased 2.1%. World wide disposable sales decreased approximately .7%. At constant currency, disposable sales were up 3.4% year over year due to gains in the three major geographic markets (U.S., Europe and Japan), with the exception that the U.S. plasma business was down due to 1997 shipments to a former customer which were not repeated in 1999. Sales of disposable products accounted for approximately 94% and 88% of net revenues for 1999 and 1997, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings in the U.S. are included as part of disposable revenues and accounted for approximately .8% and .7% of the Company's net revenues for 1999 and 1997, respectively. Equipment revenues decreased approximately 50%. At constant currency, the decrease was 40.1%, occurring in all three worldwide markets. The decrease in equipment sales is largely the result of a policy change toward placing equipment versus selling it under long-term sales contracts. In addition, 1997 revenues included $6.0 million of plasma equipment shipments to China and equipment sales to a U.S. plasma customer that were not repeated in 1999. International sales accounted for approximately 68% and 67% of net revenues for 1999 and 1997, respectively. The first three quarters of fiscal 1999 included 40 weeks versus 39 in fiscal 1998.

      Gross profit in the first nine months of 1999 decreased $8.3 million from $107.2 million in 1997. As a percentage of net revenues, gross profit percent decreased by 0.6% to 47.6% in 1999 from 48.2% in 1997. At constant currency, gross profit as a percent of sales, increased 2.7% or $3.6 million. The improvement in gross profit at constant currency was the result of lower product costs from cost saving initiatives undertaken during the third quarter of last year and cost savings generated by the Customer Oriented Re-design for Excellence (CORE) Program.

      The Company expended $11.0 million in the nine months of 1999 on research and development (5.3% of net revenues) and $13.8 million in 1997 (6.2% of net revenues). At constant currency rates, the decrease in research and development expenditures was $1.2 million compared to a year ago.

      Selling, general and administrative expenses increased to $65.5 million in 1999 from $63.0 million in 1997 and increased as a percentage of net revenues to 31.5% from 28.3%. At constant currency rates, selling, general and administrative expenses increased $4.7 million or 7.7% from a year ago. Approximately $2.6 million of the 1999 expense was related to a provision for certain sales contract receivables upon the Company's resolution of a dispute with the American Red Cross. In addition, $1.8 million was spent on the Company's Customer Oriented Re-design for Excellence ("CORE") program and $1.8 million of expenses were incurred as a result of the 14th week added to the first quarter of fiscal 1999. These increases were partially offset by cost savings realized in the delivery of product to customers as part of the Company's CORE program.

      Operating income before the 1997 $24.5 million restructure charge, as a percentage of net revenues, decreased 2.9% to 10.8% in 1999 from 13.7% in 1997. At constant currency, operating income before restructuring charge, as a percentage of net revenues, increased 0.2% from 1997. The improvement in operating income at constant currency was due to the improvement in gross profit offset by an increase in selling, general and administrative expenses, as a percentage of net revenues.

      Interest expense increased in 1999 to $3.1 million from $2.4 million in 1997 due to a higher average level of borrowings in the US, resulting from the $40.0 million in fixed rate notes with a coupon rate of 7.05% issued by the Company during the third quarter of last year. Interest income increased $.4 million in 1999 to $3.4 million as a result of interest earned on increased US cash balances offset by lower interest income on sales contracts.

      Other income increased $.4 million from 1997 to 1999 due to lower amortization expense year over year partly offset by higher net foreign exchange expense.

      The provision for income taxes, as a percentage of pretax income, remained at 35.0% for both 1999 and 1997. The annualized rate for the full 12 months of fiscal 1999 is expected to be approximately 35%.


RESULTS OF DISCONTINUED OPERATIONS (BLOOD BANK MANAGEMENT
 SERVICES BUSINESS, "BBMS")

Three Months Ended January 2, 1999 Compared to Three Months Ended
December 27, 1997

      Net revenues decreased 39.4% in 1999 to $5.3 million. Gross profit decreased to ($0.3) million in 1999 from $0.1 million in 1997 and operating losses decreased 30.0% to $(2.0) million in 1999 from $(2.9) million in 1997. During the quarter, the Company completed the sale of two additional blood centers, Arizona Blood Institute and Texas Blood Services.

Nine Months Ended January 2, 1999 Compared to Nine Months Ended
December 27, 1997

      Net revenues increased 18.5% in 1999 to $14.5 million. Gross profit in 1999 increased to close to break even from $(0.1) million in 1997 and operating losses decreased 2.2% to $(7.2) million in 1999. The Company has completed the sale of Orange County Blood Services (Pacific Blood Services), Tri-Counties Blood Bank, Kansas Blood Services, Arizona Blood Institute and Texas Blood Services during the nine months ended January 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, working capital and discontinued operations.

      During the nine months ended January 2, 1999, the Company increased its cash balances by $20.5 million from operating, investing and financing activities which represents an increase of $21.5 million from the $1.0 million utilized by the Company's operating, investing and financing activities during the nine months ended December 27, 1997. Without the effect of exchange rates, the increase in cash balances was $21.4 million. The $21.4 million increase was largely a result of $60.7 million net cash provided by the Company's operating and investing activities offset by $39.3 million of less cash from the Company's financing activities.

Operating Activities:

      The Company generated $29.2 million in cash from operating activities of continuing operations in 1999 as compared to $5.3 million generated during 1997. The $23.9 million increase year over year in operating cash flow from continuing operations was a result of a $16.8 million increase in net income adjusted for depreciation, amortization and other non-cash items; a $11.3 million decrease in inventory investment; a $13.2 million increase in prepaid income tax benefits as a result largely of a $7.7 refund received related to last year's losses; and a $9.6 million swing in accounts payable, accrued expenses and other current liabilities. These increased sources of cash were offset by a decrease in net income of $24.5 million related to the restructuring charge, an increase in account receivable investment of $1.7 million and other uses of $ 0.8 million.

Investing Activities:

      The Company utilized $8.7 million in cash for investing activities from continuing operations in 1999, a decrease of $16.7 million from 1997. During the nine months ended January 2, 1999, the Company incurred $17.2 million in capital expenditures net of retirements and disposals. Included in this amount is a $0.2 million net decrease in long-term demonstration assets. During the nine months ended December 27, 1997, the Company utilized $17.5 million for capital expenditures net of retirements and disposals, including $0.1 million net decrease in long-term demonstration assets. Finally, the Company reduced its investment in long-term sales-type leases by $8.6 million in 1999, compared with an increased investment of $7.8 million in 1997.

Financing Activities:

      During the nine months ended January 2, 1999 the Company's continuing operations generated cash from operating and investing activities after investments. The discontinued operations utilized $20 million less cash year over year. As a result, the Company paid down a portion of debt and increased cash balances.

      Net debt decreased $26.7 million to $21.9 million in 1999.

      The Company does not expect to repurchase any shares during the current fiscal year. During 1997, the Company used $5.3 million to repurchase shares of treasury stock.

      At January 2, 1999, the Company had working capital of $151.9 million. This reflects an increase of $39.1 million in working capital for the nine months ended January 2, 1999. The Company believes its sources of cash are adequate to meet its projected needs.

Discontinued Operations:

      During the nine months ended January 2, 1999, discontinued operations utilized $0.4 million from operating and investing activities; a decrease in cash flow utilization of $20.1 million from the $20.5 million utilized during the nine months ended December 27, 1997. The decrease in cash flow utilization was a result of the sale of Orange County Blood Services (Pacific Blood Services), Tri-Counties Blood Bank and Kansas Blood Services, Texas Blood Services and Arizona Blood Institute during the nine months ended 1999.

OTHER ITEMS

      As reported on the Company's January 29, 1999 third quarter earnings release, the Company ended its distributor relationship with the Bentley Laboratories division of Baxter Healthcare Corporation effective January 1, 1999. Bentley Laboratories distributed the Company's autotransfusion products in the U.S. open-heart market. The Company anticipates that its gross margin in the U.S. surgical business will improve.

YEAR 2000 COMPLIANCE UPDATE

      Haemonetics is aware of the potential for industry wide business disruption that could occur due to problems related the "Year 2000" issue. It is the belief of Haemonetics Management that the Company has a prudent plan in place to address these issues within the Company and its supply chain. The components of its plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to Haemonetics; an evaluation of equipment sold by Haemonetics to customers as to the ability of the equipment to work properly after the turn of the century; an evaluation of production equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; the retention of technical and advisory expertise to ensure that prudent action steps are being taken; and the development of a contingency plan.

State of Readiness

      Haemonetics has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do, the Company believes that it is on track towards a timely completion. Overall Haemonetics estimates that it has completed an inventory covering approximately 98% of systems related Year 2000 exposures and is developing an inventory of potential non-systems exposures. The Company continues to make progress in remediating known Year 2000 systems exposures and is
gathering information on where exposures exist in non-systems areas.   The
Company continues to develop remediation approaches as additional issues are identified.

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

            The initial inventory of all IT components in use throughout the Company has been completed. The initial assessment of Year 2000 status for all components has been completed. Thirteen systems, all commercial packages, are used company-wide for business transaction processing and accounting. The current status is nine of these thirteen systems are Year 2000 compliant. The Company is on schedule to have the remaining 4 systems compliant by June 30, 1999. We have identified 194 other business applications in use by the Company that are less critical. Of these systems 149 are currently compliant. Through a combination of modification, replacement and decommissioning, Year 2000 compliance of the 45 remaining applications is expected by June 30, 1999. The Company has completed an assessment of its IT infrastructure (servers, networks, phone systems, system software) and plans to have all items remediated, replaced, or decommissioned by June 30, 1999. In addition, the Company is in the process of testing critical components of infrastructure and applications that we have assessed as compliant.

      Suppliers

            The Company is in the process of communicating with its external vendors of goods and services to gain an understanding of their state of Year 2000 readiness and their ability to maintain an uninterrupted supply to Haemonetics. The Company has sent letters to over 1,000 vendors outlining its approach towards the Year 2000 issue and asking for the vendors' commitment to resolve any issues they may have. They have also been asked to complete a short questionnaire and to inform us of any know compliance issues. The Company has received many responses to the questionnaire and is in the process of reviewing them. The Company has sent a detailed questionnaire to vendors it views as critical to its business. A critical vendor is one who's inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for Haemonetics goods and/or services. Senior management members are coordinating the identification of these vendors for their respective business units. Many of these vendors have been contacted and requested to complete the detailed questionnaire on Year 2000. The Company anticipates contacting the
      remaining vendors by March 31, 1999.   Haemonetics may also request
      the right to visit and/or audit one or more of these companies to validate their Year 2000 readiness.

      Production Equipment

            The Company has completed an inventory of production equipment
      currently used at Haemonetics.   The Year 2000 readiness of this
      equipment is being determined through communication with the equipment manufacturers and testing where appropriate. Through this inventory and assessment process the Company at this time is not aware of any production equipment whose current or anticipated use is affected by the Year 2000 issue. In the event that any Year 2000 issues are identified in the future, it is the Company's intention to repair or replace non-compliant production equipment prior to operating difficulties, or develop alternative means of operation. Haemonetics remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a sound approach towards evaluating production equipment, however, it may be impracticable or impossible to test certain items of production equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible production delays.

      Facility Related Issues

            The Company is in the process of completing an inventory and evaluating facilities related equipment such as security, heating, elevator, telephone and other service equipment with the potential for Year 2000 related failures. The Year 2000 readiness of this equipment will be determined through communication with the equipment manufacturers and testing where appropriate. At this time the Company is not aware of any facilities related equipment which is affected by the Year 2000 issue. The Company's objective is to have this inventory completed by March 31, 1999. The Company intends to repair or replace non-compliant facilities related equipment prior to operating difficulties. Haemonetics remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a thorough approach towards evaluating facilities equipment, however, it may be impracticable or impossible to test certain items of facilities related equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on or after January 1, 2000, resulting in possible interruptions of security, heating, elevator, telephone and other services.

      Technical and Advisory Expertise

            Haemonetics has engaged a leading professional services and consulting firm experienced in Year 2000 compliance to assist in project planning, testing methodologies, and evaluating its Year 2000 remediation activities.

      Haemonetics Products

            The Company makes products in two major categories: blood processing equipment and the single use disposables that are used in this equipment for each procedure. The disposables have no date related functions aside from lot numbering and expiry dating printed on the packaging. The equipment itself does not rely on date related data for its mechanical function. There is no calendar-related logic in the Haemonetics software that controls the function of the machine. The Company is continuing to test its equipment to evaluate any potential for issues related to logic embedded within microchips. At this time the Company is not aware of any issues related to equipment it sells which would prevent its customers from continuing their operations or which would impact the safety of patients or donors in any way.

Costs

      Haemonetics is evaluating the total cost of Year 2000 compliance. At this time the Company estimates that the total cost of completing Year 2000 related activities would be between $3 million and $4 million. This amount includes both IT and non-IT related expenses. Of this amount, approximately 55% has already been spent representing 30% of the total IT budget during the spending period. Approximately 30% of the spending to date has been on capital investments. The Company anticipates capital expenditures to total between $1 million and $1.5 million and expense to total $2 million to $2.5 million. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

Contingency Plan

      Although the Company believes that it is taking appropriate action related to the identification and resolution of issues related to the Year 2000, its assessment is still in progress. As the Company better understands the state of readiness within its unique set of business partners, production processes, and internal systems, it will develop a formal contingency plan to alleviate the impact of high potential or serious failures. The Company anticipates having this contingency plan outlined by March 31, 1999. The components of this plan will likely include raw material and finished goods inventory levels, alternative suppliers, and backup systems.

Risks

      The Company continues to evaluate the risks associated with potential Year 2000 related failures. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition, and results of operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's business, financial condition, and results of operations. The Company's Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the implementation of new business systems and completion of the Company's Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which the Company operates, and the implications of Year 2000 including but not limited to the cost and expense of updating software and hardware and any potential system interruptions. The foregoing list should not be construed as exhaustive.


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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not applicable

Item 5.    Other Information
           -----------------

           None

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




                                  HAEMONETICS CORPORATION



Date:   February 11, 1999         By:  /s/ JAMES L. PETERSON
                                       ---------------------------
                                       James L. Peterson,
                                       President and Chief Executive Officer

Date:   February 11, 1999         By:  /s/ RONALD J. RYAN
                                       ---------------------------
                                       Ronald J. Ryan, Sr. Vice President
                                       and Chief Financial Officer,
                                       (Principal Accounting Officer)