Form 10-K
period 1999-04-03
HAEMONETICS CORP
filed 1999-06-21
CIK 313143

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 1999.      Commission file number 1-10730

                           HAEMONETICS CORPORATION
           (Exact name of registrant as specified in its charter)

            Massachusetts                            04-2882273
      ------------------------          ------------------------------------
      (State of Incorporation)          (I.R.S. Employer Identification No.)

             400 Wood Road, Braintree, Massachusetts 02184-9114
                               (781) 848-7100
                               --------------
             (Address, including zip code, and telephone number,
            including area code, of principal executive offices)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of May 14, 1999 was approximately $376,000,000.

      The number of shares of the registrant's common stock, $ .01 par value, outstanding as of May 14, 1999 was 26,959,425.

                            --------------------

Documents Incorporated By Reference

      Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting to be held July 27, 1999.

============================================================================


                              TABLE OF CONTENTS
----------------------------------------------------------------------------

                                                               Page Number
                                                               -----------

Item 1.    Business                                                 3
           (a)  New Developments in the Business                    3
           (b)  General History of the Business                     4
           (c)  Financial Information about Industry Segments       5
           (d)  Narrative Description of Business                   5
           (e)  Financial Information about Foreign and
                Domestic Operations and Export Sales                12
Item 2.    Properties                                               12
Item 3.    Legal Proceedings                                        13
Item 4.    Submission of Matters to a Vote of Security Holders      13
Item 5.    Market for the Registrant's Common Equity and
            Related Stockholder Matters                             14
Item 6.    Selected Consolidated Financial Data                     15
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     16
Item 7A.   Quantitative and Qualitative Disclosures about
            Market Risk                                             25
Item 8.    Financial Statements and Supplementary Data              27
Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                     47
Item 10.   Directors and Executive Officers of the Registrant
           (a)  Identification of Directors                         47
           (b)  Identification of Executive Officers                47
Item 11.   Executive Compensation                                   48
Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                          48
Item 13.   Certain Relationships and Related Transactions           48
Item 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                             48
           (a)  Financial Statements                                48
           (b)  Reports on Form 8-K                                 48
           (c)  Exhibits                                            48


ITEM 1.  BUSINESS

(a)  New Developments in the Business

      Regulatory Developments

      Continuous Filtration Device for Platelet Collection

      During fiscal 1999, the Company received regulatory approval for products related to the collection of platelets. Platelets are used chiefly for transfusion to cancer patients to prevent bleeding.

      In October of 1998, the United States Food and Drug Administration approved the Company's Continuous Filtration device, a product that automates the collection of platelets from volunteer blood donors and separates white blood cells ("leukocytes") from the platelets during the collection procedure. White blood cells may be harmful to patients who receive them, with possible side effects being fever, chills, and a medical condition known as alloimmunization, an antibody reaction to transfusions that can result in decreased responses to subsequent platelet transfusions.

      Continuous Filtration is Haemonetics' second generation white cell removal technology. Clinical studies of this product established that it enables the collection of platelets while white blood cell levels remain well within the guidelines recognized by FDA and European regulations for designating a platelet as "Leukocyte Reduced."

      Larger Capacity Platelet Collection Bag

      In fiscal year 1999, Haemonetics was granted FDA approval to market a platelet collection bag with 40% more storage capacity than its predecessor. The new collection bag will help blood centers to collect single-donor, leukocyte-reduced platelet products while controlling costs. The larger size of the new bag enables blood banks using the Haemonetics MCS + apheresis aystem to accomplish a two-unit platelet collection with two bags instead of four. The larger bag saves time for blood bank professionals, and makes more efficient use of blood bank and hospital storage space.

      New Business Developments

      Divestiture of Management of Blood Banks

      In fiscal 1999, the Company embarked on an initiative to divest itself of ownership of seven blood banks (which included a total of 17 collection centers) throughout the United States. Acquired during the mid-nineties, these centers helped Haemonetics to demonstrate that a hospital's total requirements for blood components can be satisfied using automated collection exclusively. However, direct management of the centers placed Haemonetics in competition with some of its customers, failed to yield expected returns, and diverted focus from the Company's core strengths.

      Effective May 2, 1999, all of the blood bank operations formerly owned by Haemonetics have been sold. United Blood Services ("UBS"), the second largest blood collection agency in the United States, purchased nine of the centers, and, because that sale included a long-term supply agreement for Haemonetics disposables, UBS is now one of Haemonetics' largest customers.

      Direct Selling to the United States Cardiovascular Market

      In December of 1998, Haemonetics terminated its distribution agreement with the Bentley Division of Baxter Healthcare for the United States surgical open heart business. The Company now utilizes its existing surgical sales force to sell its Cell Saver(R) autologous blood recovery systems and related disposables directly to the United States cardiovascular market.

      Cultivation of the Emerging Red Blood Cell Market

      The Company continued market introduction of the newest application of its apheresis procedure, red cell apheresis, a process that enables a donor to give twice as many red blood cells as is possible using manual collection methods. Red blood cell transfusions are performed to restore the oxygen-carrying capacity of the blood in situations involving hemorrhaging, such as surgery, trauma, and other blood disorders. Red blood cells are the most frequently transfused of the three main blood components, and their efficient collection constitutes an emerging market whose value is estimated at $300 million. The Company feels that its proprietary two-unit red cell apheresis represents the largest opportunity in its history.

      Revitalization of Research and Development

      The Company is committed to reorganizing and expanding resources to get more new products to the market faster. During 1998, the FDA granted clearance for the Haemonetics Single Donor Platelet and Two-unit Single Donor Platelet continuous filtration technology, as well as approval for the Company's larger capacity platelet storage bag. There was forward progress on the Company's double red cell filtered product, and the Superlite, a small, light-weight machine for mobile blood collection, was introduced in Japan for testing. Dr. Peter Tomasulo, who formerly held senior positions in community blood banking and with the American and International Red Cross, was promoted to Corporate Medical Director and Senior Vice President, Red Cell Business Unit.

      Haemonetics also moved ahead on its automated red cell washing system, which has the potential to be the first product to allow red cells to be washed and then kept for an extended shelf life. This system is now in clinical trials collecting data for FDA submission. Over 40 million units of red cells are transfused each year to patients, and there are constant supply shortages. Many blood banks worldwide cannot meet their customers' demand for red cells and, therefore, have to import red cells from other blood banks. Extending the shelf life of red cells will help blood centers in managing their red cell inventories.

      Streamlined Operations

      The Company has undertaken a program to re-engineer its manufacturing and logistics processes to yield a low-cost advantage in the industry. This initiative - Customer Oriented Redesign for Excellence, or CORE - has three key goals: 1) improve customer satisfaction through top quality and on-time deliveries, 2) lower production costs, and 3) optimize inventories. The CORE Program has already helped Haemonetics to realize significant cost savings.

(b) General History of the Business

      Haemonetics Corporation was incorporated in Massachusetts in 1985. The terms "Haemonetics" and the "Company" as used herein include its subsidiaries and its predecessor where the context so requires.

      Haemonetics was founded in 1971 and became a publicly owned company for the first time in 1979. In August 1983, Haemonetics was acquired by American Hospital Supply Corporation ("AHS"). In connection with the acquisition of AHS by Baxter Travenol Laboratories, Inc. in 1985, Baxter Travenol divested Haemonetics in order to address antitrust concerns related to that acquisition. Haemonetics was purchased in December 1985 by investors that included James L. Peterson, the Company's present chief executive officer and president, E. I. du Pont de Nemours and Company ("Du Pont"), and other present and former employees of the Company. In May 1991, the Company completed an Initial Public Offering, at which time Du Pont divested its entire interest in the Company.

      Haemonetics is engaged in the manufacture of automated systems for the collection, processing and surgical salvage of blood. Since the development of its first proprietary cell washing system in 1971, the Company has pioneered a family of innovative systems and technologies for blood processing. The Company's business is focused on surgical blood salvage, blood component therapy, and automated red cell and plasma collection. Haemonetics blood processing systems consist of proprietary disposable sets driven by specialized equipment. The Company's equipment requires the use of more than 100 different sterile, single-use disposable products. The Company markets its products to hospitals, independent blood banks, commercial plasma centers and fractionators, and national health organizations in more than 50 countries.

(c)  Financial Information about Industry Segments

      The Company manages its business on the basis of one operating segment: the design, manufacture and marketing of automated blood processing systems. Haemonetics' chief operating decision maker uses consolidated results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which the company operates, are largely the same for all product lines.

      The financial information required for the business segment is included herein in footnote 11 of the financial statements, entitled SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION.

(d)  Narrative Description of Business

      Background

      All of the Company's products involve the extracorporeal processing of human blood. Every human body contains approximately ten units (one unit = one pint) of blood consisting of both cellular and liquid portions. The cellular portion, which constitutes approximately 45 percent of the body's blood by volume, is composed of red blood cells, white blood cells, and platelets. All of these components are derived from stem cells which originate in the body's bone marrow. The liquid portion, which constitutes the remaining 55 percent of blood volume, is made up of plasma and soluble blood proteins.

      The practice of modern medicine is based on the availability of a safe and adequate blood supply and upon the capability of treating a medical deficiency in one or more of the above components. These deficiencies can be related to hereditary disorders (e.g., hemophilia), serious injury, or major surgery (e.g., open heart surgery).

      Traditionally, a deficiency in any one of the components of blood has been addressed by the transfusion of whole blood or blood components from one or more third-party donors ("homologous blood transfusion"). Homologous blood transfusions have major drawbacks. First, they carry the risk of transfusion reactions, which can range from mild allergic responses to life-threatening red cell incompatibility. Second, while the vast majority of blood in the United States and other developed countries is tested for transfusion-related diseases such as AIDS, hepatitis, and cytomegalovirus, such screening tests are not completely comprehensive, and the evidence of disease contamination in the blood supply is well documented. This risk is increased when blood is collected from multiple donors.

      As a result of the above risks and limitations of traditional transfusion treatment, three important trends have emerged in blood transfusion therapy and practice: increasing acceptance of autologous blood transfusion (reinfusion of a patient's own blood), increasing use of techniques and systems that reduce the number of donors to which patients are exposed in the course of therapies involving donor blood or blood components, and increasing prevalence of blood component therapy which requires the administration of only those blood components needed by the patient.

      Markets and Products

      Haemonetics products address four important therapeutic markets for blood and blood components: surgical blood salvage, blood component therapy, plasma collection, and automated red cell collection.

      Surgical Blood Salvage

      Surgical blood salvage, also known as autologous blood transfusion, involves the rapid and safe collection of a patient's own blood before, during and after surgery for reinfusion to that patient. This process normally includes a washing procedure which removes unwanted substances from the blood prior to its reinfusion.

      The need for a blood transfusion during surgery is common with open heart, trauma, transplant, vascular and orthopedic operations. Surgical blood salvage reduces or eliminates a patient's dependence on blood donated from others (homologous blood), which carries the risk of transmission of diseases, such as AIDS and hepatitis, as well as the risk of severe transfusion reactions. The decision to transfuse a unit of homologous blood involves weighing the potential therapeutic benefits of such transfusion against the risks of the transfusion itself. The Company believes there is increasing recognition within the medical community that blood transfusions should be autologous wherever possible to avoid the homologous blood transfusion risks described above. Moreover, patients are becoming increasingly aware of the availability and advantages of autologous blood transfusion. Ongoing shortages of blood and blood components have reinforced the benefits of this approach.

      Haemonetics, which pioneered the first autologous blood transfusion system, has developed a full line of products to address the needs of the surgical blood salvage market. The Company's core product line, the Cell Saver(R) autologous blood recovery system, reduces a patient's dependence on homologous red cell transfusions and enables more rapid delivery of higher quality, compatible blood to the surgical patient intra- and post-operatively. An extension of this product line is the HaemoLite(R) autologous blood recovery system, an automated portable system requiring limited operator monitoring that is designed for lower blood loss procedures.

      The Company markets these surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic and trauma surgeons.

      Blood Component Therapy

      Blood component therapy involves the treatment of patients by using specific blood components - platelets, red blood cells, peripheral blood stem cells, or white blood cells - instead of whole blood. Blood component therapy applications are increasing and have become integral to the treatment of a wide variety of cancers, blood disorders and conditions involving hemorrhaging.

      Platelet therapy is typically used to alleviate the side effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression can result from a number of causes, including infection, but it is usually a side effect of chemotherapy. The demand for platelets is growing in conjunction with increasingly aggressive cancer therapies.

      Platelets for therapeutic use have traditionally been derived from the manual separation from blood obtained through whole blood donations. However, platelets constitute a very small portion of the body's total blood volume. Hence, a single unit of whole blood contains only one-sixth to one-eighth the quantity of platelets required for a therapeutically useful dosage. As a result, the medical community has had to rely on platelet "pooling" (the combination of platelets from multiple donors) to obtain a volume of platelets sufficient for therapeutic treatment, thus amplifying the risks of transmission of a blood-borne disease or of an adverse reaction.

      The Company addresses these drawbacks of platelet therapy with its apheresis systems, such as the Haemonetics MCS(R)+ mobile collection system. The apheresis process permits the collection of therapeutically useful quantities of components, such as platelets, from a single donor. The end products of platelet apheresis are referred to as single donor platelets (as opposed to pooled or random donor platelets traditionally available from blood banks or hospital centers).

      Apheresis is beneficial to donors as well as to patients. It conserves the donor pool in that it enables donors to give non-red cell blood components more often than whole blood. Donors of whole blood are restricted by regulatory agencies to eight-week intervals between donations, whereas apheresis donors may donate as often as twice a week. Apheresis systems offer a purer and safer blood product to the patient who is the transfusion recipient because of the significant reduction in the number of donors to which that recipient is exposed.

      The Company markets its automated apheresis systems to hematologists, oncologists and blood bankers.

      Plasma Collection

      Many important therapeutic and diagnostic products are derived from the collection and processing of plasma. Therapeutic products derived from plasma include albumin and plasma protein fractions, which are used primarily as volume expanders for burn and shock victims; gamma globulins, which are used for the prevention of diseases such as tetanus, rabies, measles, etc.; coagulation-specific concentrate products such as Factor VIII; and other derivatives such as hepatitis vaccine. Several companies have developed and applied for United States Food and Drug Administration ("FDA") approval to market non-plasma derived recombinant Factor VIII products. While such products may reduce demand for plasma-derived Factor VIII, the Company believes they will have minimal effect on the demand for other plasma products such as albumin and gamma globulin. Diagnostic products derived from source plasma include blood grouping sera, test kit controls, and quality control reagents.

      Historically, plasma had been collected by manual techniques as part of whole blood collection. As in the case of manual collection of other blood components, manual techniques for the collection of plasma were very time-consuming and have produced poor yields.

      In the United States, commercial operators account for approximately 95 percent of plasma collection, with the remaining 5 percent collected from volunteer donors at other blood bank organizations. Outside of the United States, plasma is collected primarily from volunteer donors.

      Commercial plasma collection firms in the United States pay donors for their plasma and then fractionate the collected plasma and sell the collected plasma or the resultant protein products worldwide for fractionation purposes. Outside the United States, virtually every industrialized nation has expressed the desire to increase access to the worldwide plasma market. This is due to the ever-growing demand for plasma-based therapeutic products and the universal need to improve the quality of blood products. The appeal of efficient, user-friendly automated systems resulted in almost complete conversion from manual to automated plasma collection techniques in many countries.

      Haemonetics automated plasma collection systems, PCS(R) and PCS(R)2, shortened the collection procedure to approximately forty minutes, from the ninety minutes required for manual collection. Donor safety also increased. The donor is never separated from his or her own blood, thereby eliminating the possibility of returning the wrong red cells to the donor, a risk that exists in manual collection. The PCS(R) and PCS(R)2 systems also yield a higher quality plasma than do manual methods, since a smaller amount of anticoagulant is needed and the donor is given no intravenous fluids to dilute his or her native plasma.

      Haemonetics aggressively pursued the conversion of commercial plasma collection firms from manual methods to the Company's automated PCS(r) systems. Under contracts with Alpha Therapeutics and Bayer, the Company agreed to install and service its PCS(R) and PCS(R)2 systems free of charge to certain plasma collection centers operated by these parties. In turn, these fractionators agreed to purchase certain minimum numbers of processing chambers from Haemonetics.

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

      Automated Red Cell Collection

      Traditionally, red blood cells have been derived from a manual separation process after whole blood is obtained through donations.
However, this manual procedure involves time-consuming secondary handling and processing. It also produces a red cell transfusion product of variable therapeutic content because of variations found in donor characteristics and because of the whole blood donation process itself.

      Haemonetics has extended its MCS(R)+ system product line to offer systems for the apheresis collection of red blood cells. The Company's red blood cell apheresis systems automate the red blood cell collection process, thereby producing a more consistent red cell transfusion unit and eliminating the lengthy secondary handling and processing steps. In addition, by collecting red blood cells in multiple units, or together with other apheresis products such as plasma, blood centers can meet their collection requirements more efficiently and make better use of a shrinking donor base.

      Revenue Detail

      In the year ended April 3, 1999, sales of disposable products accounted for approximately 88 percent of net revenues. Sales of disposable products by the Company were 7.6 percent higher in 1999 than in 1998 at constant currency (2.5 percent higher in 1999 than in 1998 with the effects of currency) and grew at a compound average annual growth rate of 5.0 percent for the three years ended April 3, 1999 also at constant currency. Service and other miscellaneous revenues, which are included as part of disposables revenues, accounted for approximately 4.7% percent of the Company's net revenues during the year ended April 3, 1999.

      Sales of equipment accounted for approximately 7 percent of net revenues in fiscal 1999 and approximately 11 percent in fiscal 1998. Variations in the level of the Company's sales of equipment are likely to occur from year to year and quarter to quarter. These variations reflect the buying cycles of the Company's customers and, in particular, the level of equipment purchases by the national blood organizations in Europe, Japan and other countries that are implementing programs for national self-sufficiency in blood products with the use of the Company's products.

Marketing/Sales/Distribution

      Haemonetics markets and sells its products to hospitals, independent blood banks, commercial plasma collection centers, and national health organizations through its own direct sales force in North America, Western Europe and Japan. The sales force is composed of full-time sales representatives and clinical specialists based in the United States, the United Kingdom, Germany, France, Sweden, The Netherlands, Denmark, Italy, Australia, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China and Belgium. These sales representatives and clinical specialists interact with physicians, surgeons, and nurses to promote and sell Haemonetics products and services. The clinical specialists assist the sales force and Haemonetics customers through demonstrations and training.

      Haemonetics field service engineers support equipment sales through ongoing professional equipment service worldwide. They check the functional and safety features of the equipment to ensure correct and reliable operation. All new equipment is covered by a 12-month warranty. Under the warranty, all service needs are covered at no charge and all equipment receives a preventive maintenance check. After the initial warranty period, the Company offers service under preventive maintenance contracts or through emergency service fees.

      The field service engineering group is supported by a headquarters-based technical support engineering staff which provides 24-hour phone support 365 days a year. Many hospital customers have their own staffs of biomedical engineers who rely on the Company's technical training and spare parts logistic systems.

      In December of 1998, Haemonetics ended its distribution agreement with the Bentley Division of Baxter Healthcare for the United States surgical open heart business and now utilizes its existing sales force to sell the Cell Saver(R) systems and related disposables to the United States open heart and orthopedic markets.

      The Company uses various distributors to market its products in South America, Eastern Europe, the Middle East, and the Far East.

      Haemonetics endeavors to minimize the time between receipt of purchase orders and delivery of products. Accordingly, the Company's backlog as of the end of any period represents only a portion of actual sales for the succeeding period.

      Research and Development

      The development of extracorporeal blood processing systems has required that Haemonetics maintain technical expertise in various engineering disciplines, including mechanical, electrical, software, biomedical, and materials. The Company's mechanical engineers design pumps, valves, equipment packaging, centrifuge rotors, and disposable plastic components (e.g., harness sets and processing chambers). Its electrical engineers design sensors (optical, ultrasonic, pressure, weight, and speed), motors, control circuits, driver circuits, computers, and display systems. The software engineers design programs that use input data from sensors to control the actuation of mechanical components used to collect or manipulate the blood components. The biomedical engineers monitor products' biocompatibility and clinical performance and work with major raw materials and tooling vendors. Innovations resulting from these various engineering efforts enable the Company to develop systems that are faster, smaller, and more user-friendly, or that incorporate additional features important to the Haemonetics customer base.

      During fiscal 1999, Haemonetics introduced for testing in Japan its new Superlite system for mobile collection. The Company believes that this product represents significant market expansion opportunities for Haemonetics in that it will help to speed up the widespread adoption of the red cell apheresis procedure. Half the size of its predecessor and weighing only 35 pounds, a Superlite can be transported easily to remote collection sites like schools and businesses. Superlite prototypes are in use in Japan and initial feedback has been positive.

      Haemonetics operates research and development centers in Switzerland, Japan, and the United States, so that protocol variations are incorporated that closely match local customer requirements. For the past three fiscal years, the Company's expenditures for research and development were $15.1 million, $17.9 million and $18.6 million, respectively. All research and development costs are expensed as incurred. The Company expects to continue to invest substantial resources in research and development.

      Customer collaboration is an important part of Haemonetics' technical strength and competitive advantage. Since its inception, Haemonetics has built close working relationships with a significant number of blood processing professionals around the world. This network of individuals provides the Company with ideas for new products, ways to improve existing products, new applications, enhanced protocols, information about potential test sites, objective evaluations, and expert opinions regarding technical and performance issues.

      Manufacturing

      Disposables

      Each individual blood collection procedure requires a disposable plastic set, which contains a medical-grade tubing harness, bags, filters, and a processing chamber. Haemonetics molds many of its own components, which it then assembles with manufactured and purchased tubing and sheeting to form the final products. The Company tests its product materials for purity to determine that they are biocompatible and free of contamination. Assembly is carried out in a clean room environment.

      Production begins with injection molding, blow molding, or extrusion of plastic parts. Molding tools are qualified to ensure specified tolerances and reproducibility. Each step of the subsequent manufacturing and assembly processes is qualified and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

      All processing chamber and most set assembly work is done in the Company's Braintree, Massachusetts; Leetsdale, Pennsylvania; or Bothwell, Scotland facilities. All disposable blood processing products are sterilized for patient and donor protection and are tested in laboratories to confirm sterility. Some manufacturing of less proprietary components is performed for the Company by outside contractors. The Company also maintains important relationships with two Japanese manufacturers that provide finished sets in Singapore, Japan and Thailand. These sets are used primarily by Haemonetics' customers in Japan.

      Equipment

      Each Haemonetics blood processing machine is designed in-house and assembled from components that are either manufactured by the Company or manufactured by others to Company specifications. Many critical mechanical assemblies are machined and fabricated utilizing the Company's own process control procedures. The completed instruments are programmed, calibrated, and tested to ensure compliance with the Company's engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification requirements, and the components are subjected to focused incoming inspection programs. Approximately 99 percent of the Company's equipment, including all new systems, is manufactured by Haemonetics. The remainder is manufactured for the Company by an outside contractor.

      Certain parts and components used in the Company's equipment and disposables are purchased from various single sources. If it became necessary, the Company believes that, in most cases, alternative sources of supply could be identified and developed over a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect the Company's operations.

      All of the Company's equipment and disposable manufacturing sites are certified to the ISO 9000 standard and to the medical device directive allowing placement of the CE mark of conformity.

      The CORE Program

      During 1998, Haemonetics engaged an independent consulting firm to conduct a thorough evaluation of key corporate processes and then embarked on a company-wide program to streamline operations and reduce expenses. Involving all Haemonetics employees, the Customer Oriented Redesign for Excellence - or CORE Program - is expected to have far-reaching positive consequences.

      The Program has three goals: 1) improve customer satisfaction through top quality and on-time deliveries, 2) lower production costs, and 3) optimize inventories.

      Consistent with the tenets of traditional Total Quality Management ("TQM"), CORE is focused heavily on customer satisfaction and addresses what every Haemonetics employee can do to better meet customer needs. It expands upon the Company's existing core values of trust, quality, and innovation, and represents a new way of spotlighting the activities deemed essential to continuous improvement of corporate processes and procedures.

      Early results of the CORE Program show significant reductions in average quarter-end backlog, air freight costs, late orders, and distribution expenses. Haemonetics plans to continue and expand upon the CORE Program. Future goals include additional labor efficiencies and reductions in material costs and inventory. Quantitative metrics have already been established to measure progress against these. Additionally, Haemonetics will assess its systems outside of manufacturing and seek ways to streamline these.

      Competition

      The markets for Haemonetics products are developing and are highly competitive. Although Haemonetics competes directly with others, no one company competes with Haemonetics across its full line of products. The Company has established a record of innovation and leadership in each of the areas in which it competes.

      Competition in the surgical blood salvage market, where the underlying technology among major competitors is similar, is based upon reliability, ease of use, service, support, and price. Haemonetics competes with Medtronics, Inc.; COBE Laboratories, Inc. ("COBE"), a subsidiary of Gambro AB; and Sorin Biomedica.

      In the blood component therapy market, competition is based upon the ability of systems to achieve increasingly higher levels of performance, as measured by the time and efficiency of component collection and the quality of the components collected. The Company's major competitors in this market are COBE and Baxter International, Inc. Each of these companies has taken a technological approach different from that of Haemonetics in the design of systems for the component therapy market.

      In the red cell market, the Company has pioneered automated collection. Currently the sole provider of automated systems for two-unit red cell collection, the Company competes with traditional methods of collecting and separating whole blood on the basis of total cost, process control, product quality, and inventory management.

      In the area of plasma collection, the Company competes with Baxter International, Inc. on the basis of quality, ease of use, and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. The Company's automated systems also compete with manual collection systems, which are less expensive, but are also slower, less efficient and clinically riskier.

      The Company's technical staff is highly skilled, but many of its competitors have substantially greater financial resources and larger technical staffs at their disposal. There can be no assurance that such competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of the Company.

      The Company believes that its ability to maintain its competitive advantage will continue to depend on a combination of factors, including its reputation; its patents; its unpatented proprietary know-how in several technological areas; the quality, safety and cost effectiveness of its products; and continual and rigorous documentation of clinical performance.

      Seasonality

      Net revenues have historically been higher in the Company's third and fourth quarters, reflecting principally the seasonal buying patterns of the Company's customers.

      Patents

      Haemonetics holds patents in the United States and abroad on certain of its machines and disposables. These patents cover certain elements of its systems, including protocols employed in its equipment and certain aspects of its processing chambers and disposables. The Company considers its patents to be important but not indispensable to its business. To maintain its competitive position, the Company relies to a greater degree on the technical expertise and know-how of its personnel than on its patents. The Company pursues an active and formal program of invention disclosure and patent application both in the United States and abroad. The Company also owns various trademarks which have been registered in the United States and certain other countries.

      Regulation

      The products manufactured and marketed by the Company are subject to regulation by the Center of Devices and Biologics Evaluation and Research ("CBER") and the Center of Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration ("FDA"), and other non-US regulatory bodies.

      All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance or an approved Premarket Approval Application ("PMA"). A 510(k) premarket notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance may take up to 24 months and involves the submission of clinical data and supporting information, while the PMA process may take even longer typically takes more than a year and requires the submission of more significant quantities of clinical data and supporting information.

      The Company maintains customer complaint files, records all lot numbers of disposable products, and conducts periodic audits to assure compliance with FDA regulations. The Company places special emphasis on customer training and advises all customers that blood processing procedures should be undertaken only by qualified personnel.

      The Company is also subject to regulation in countries outside the United States in which it markets its products. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require the Company's products to be qualified by those countries before they can be marketed in those countries. Haemonetics has complied with these regulations and has obtained such qualifications.

      Federal, state and foreign regulations regarding the manufacture and sale of products such as the Company's systems are subject to change. The Company cannot predict what impact, if any, such changes might have on its business.

      Environmental Matters

      The Company does not anticipate that compliance with federal, state, and local environmental protection laws presently in effect will have a material adverse impact upon the Company or will require any material capital expenditures.

      Employees

      As of April 3, 1999, Haemonetics employed 1,366 persons assigned to the following functional areas: manufacturing, 611; sales and marketing, 294; general and administrative, 197; research and development, 82; quality control and field service, 145; and blood bank services, 37. The Company considers its employee relations to be satisfactory.

(e) Financial Information about Foreign and Domestic Operations and Export Sales

      The financial information required by this item is included herein in footnote 11 of the financial statements, entitled SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION.

ITEM 2.  PROPERTIES

      The Company owns its main facility, which is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 61,000 square feet for administrative and research and development activities and 14,000 square feet available for expansion.

      The Company leases an 81,850 square foot facility in Pittsburgh, Pennsylvania. This facility is used for warehousing, distribution of the products and, as of November of 1991, manufacturing operations. Annual lease expense is $280,000 for this facility.

      In April 1994, the Company purchased a facility in Bothwell, Scotland. The facility manufactures disposable components for its automated plasma collection and surgical blood salvage systems for its European customers. The facility and related property were acquired at a cost of approximately $1,600,000. The facility is approximately 22,200 square feet.
Manufacturing operations began in August 1994.

      In August 1995, the Company purchased a facility in Union, South Carolina. This facility is used for the manufacture of sterile solutions to support the Company's component therapy and plasma businesses. The facility and land were acquired for a cost of $2,423,000. The facility is approximately 57,700 square feet and is currently under renovation to add another 11,600 square feet.

      Effective August 1997, the Company began leasing a 48,000 square foot facility in Avon, Massachusetts. This facility is used for warehousing and distribution of products. Annual lease expense for this facility is $260,696.

      The Company also leases sales, service and distribution facilities overseas in the United Kingdom, France, Sweden, Switzerland, The
Netherlands, Germany, Japan, Hong Kong, Italy, Belgium, Austria, Taiwan, China and the Czech Republic to support the international business.

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

      In order to aggressively protect its intellectual property throughout the world, the Company has a program of patent disclosures and filings in markets where the Company does significant business. While management believes that its program is reasonable and adequate, the risk of loss is inherent in litigation as different legal systems offer different levels of protection to intellectual property, and it is still possible that even patented technologies may not be protected absolutely from infringement.

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                                                           Summary of Quarterly Data
                                                                  (unaudited)
                                                       (in thousands, except share data)
                                       ------------------------------------------------------------------
                                       First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                       ------------------------------------------------------------------

Fiscal year ended April 3, 1999:
Net revenues                              $71,996          $67,787           $67,958          $74,404
Gross profit                               35,970           31,764            31,228           34,540
Non-recurring restructuring expense            --               --                --               --
Operating income                            7,303            7,907             7,221            9,197
Earnings from continuing operations         4,957            5,325             4,793            6,104

Loss from discontinued operations             (57)             (30)               (8)              (7)
Net income(loss)                            4,900            5,295             4,785            6,097

Share data:
Net Income (loss)

Basic                                     $ 0.184          $ 0.199           $ 0.178          $ 0.227
Diluted                                   $ 0.184          $ 0.197           $ 0.175          $ 0.225

Fiscal year ended March 28,1998:
Net revenues                              $79,485          $72,520           $70,479          $63,278
Gross profit                               37,088           34,734            35,402           28,531
Non-recurring restructuring expense            --               --            24,500               --
Operating income                           11,448            8,694           (14,252)             522
Earnings from continuing operations         7,717            5,736            (9,281)          (3,571)

Loss from discontinued operations          (1,236)          (1,705)           (2,396)         (20,036)
Net income(loss)                            6,481            4,031           (11,677)         (23,607)

Share data:
Net Income (loss):

Basic                                     $ 0.244          $ 0.152           $(0.440)         $(0.889)
Diluted                                   $ 0.243          $ 0.151           $(0.440)         $(0.889)


Haemonetics' common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the high and low of the daily sales prices, which represent actual transactions as reported by the New York Stock Exchange.

                                    First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                    ------------------------------------------------------------------

Fiscal year ended April 3, 1999:
Market price of Common Stock
  High                                 18 13/16         19  5/16          23  1/8          24
  Low                                  14  3/8          14 11/16          17  1/2          14  5/8

Fiscal year ended March 28,1998:
Market price of Common Stock
  High                                 19 5/8           21  1/16          20 15/16         17  3/4
  Low                                  16 1/4           16  1/16          13 11/16         13  3/8


There were approximately 528 holders of record of the Company's common stock as of May 14, 1999.

The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                  Haemonetics Corporation and Subsidiaries
                              Five-Year Review
                      (in thousands, except share data)

Summary of Operations                      1999         1998         1997         1996         1995
-----------------------------------------------------------------------------------------------------

Net revenues                             $282,145     $285,762     $303,009     $276,470     $261,287
Cost of goods sold                        148,643      150,007      143,846      122,468      116,723
                                         ------------------------------------------------------------
Gross profit                              133,502      135,755      159,163      154,002      144,564
                                         ------------------------------------------------------------
Operating expenses:
  Research and development                 15,140       17,934       18,586       18,104       16,607
  Selling, general and administrative      86,734       86,909       88,070       78,654       74,650
  Non-recurring restructuring expense          --       24,500           --           --           --
                                         ------------------------------------------------------------
Total operating expenses                  101,874      129,343      106,656       96,758       91,257

Operating income                           31,628        6,412       52,507       57,244       53,307
Other income  (expense), net                  956       (1,946)       2,298          931          192
                                         ------------------------------------------------------------

Income from continuing operations
 before provision for income taxes         32,584        4,466       54,805       58,175       53,499
Provision for income taxes                 11,405        3,865       19,171       20,351       19,250
                                         ------------------------------------------------------------

Income from continuing operations          21,179          601       35,634       37,824       34,249
                                         ------------------------------------------------------------

Loss from discontinued operations            (102)     (25,373)      (2,664)      (1,899)        (604)
                                         ------------------------------------------------------------

Net Income(loss)                         $ 21,077     $(24,772)    $ 32,970     $ 35,925     $ 33,645
                                         ============================================================
Income(loss) per share:
  Basic                                  $  0.788     $ (0.933)    $  1.214     $  1.316     $  1.206
  Diluted                                $  0.784     $ (0.932)    $  1.201     $  1.296     $  1.183

Weighted average number of shares          26,744       26,537       27,160       27,294       27,896
Common Stock Equivalents                      142           52          291          428          547
                                         ------------------------------------------------------------
Weighted average number of common
 and common equivalent shares              26,886       26,589       27,451       27,722       28,443
                                         ============================================================

Financial and Statistical Data:            1999         1998         1997         1996         1995
-----------------------------------------------------------------------------------------------------

Working capital                          $162,188     $112,792     $ 94,045     $112,440     $108,459
                                         ------------------------------------------------------------

Current ratio                                 3.3          2.4          2.3          3.4          3.2
Property, plant and equipment, net       $  83,016    $ 84,219     $ 97,402     $ 82,869     $ 82,059
                                         ------------------------------------------------------------

Capital expenditures                     $ 22,466     $ 20,380     $ 36,725     $ 19,073     $ 21,642

Depreciation and amortization            $  24,573    $ 22,861     $ 19,507     $ 12,682     $ 13,480
                                         ------------------------------------------------------------

Total assets                             $356,359     $336,693     $320,474     $287,541     $280,509
Total debt                               $ 59,171     $ 71,054     $ 29,526     $ 18,534     $ 33,392
                                         ------------------------------------------------------------

Stockholders' equity                     $221,861     $194,655     $225,274     $216,970     $193,177
Return on average equity                     10.1%       (11.8)%       14.9%        17.5%        19.0%
Debt as a % of stockholders' equity          26.7%        36.5%        13.1%         8.5%        17.3%
                                         ------------------------------------------------------------

Employees from continuing operations        1,329        1,396        1,405        1,202        1,235
Net revenues per employee
 from continuing operations              $    212     $    205     $    216     $    230     $    212
                                         ------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

      The table outlines the components of the consolidated statements of operations for continuing operations as a percentage of net revenues:

                                                 Percentage of Net Revenues           Percentage
                                              --------------------------------    ------------------
                                              April 3,     March       March      Increase(Decrease)
Years Ended                                     1999      28, 1998    29, 1997          1999/98
----------------------------------------------------------------------------------------------------

Net revenues                                   100.0%      100.0%      100.0%        (1.3)%     (5.7)%
Cost of goods sold                              52.7        52.5        47.5         (0.9)       4.3
----------------------------------------------------------------------------------------------------
Gross profit                                    47.3        47.5        52.5         (1.7)     (14.7)
Operating expenses:
  Research and development                       5.4         6.3         6.1        (15.6)      (3.5)
  Selling, general and administrative           30.7        30.4        29.1         (0.2)      (1.3)
  Non-recurring restructuring expense             --         8.6          --       (100.00)    100.0
----------------------------------------------------------------------------------------------------
      Total operating expenses                  36.1        45.3        35.2        (21.2)      21.3
----------------------------------------------------------------------------------------------------
Operating income                                11.2         2.2        17.3        393.3      (87.8)
Interest expense                                (1.5)       (1.2)       (0.6)        22.1       96.0
Interest income                                  1.7         1.2         1.0         43.2       14.5
Other income (expense), net                       .1         (.6)        0.4           --     (279.7)
----------------------------------------------------------------------------------------------------
Income before continuing operations before
 provision for income taxes                     11.6         1.6        18.1        629.6      (91.9)
Provision for income taxes                       4.0         1.4         6.3        195.1      (79.8)
----------------------------------------------------------------------------------------------------
Earnings from continuing operations              7.5%        0.2%       11.8%     3,424.0%     (98.3)%
====================================================================================================


1999 compared to 1998

Net Revenue Summary
-------------------

                                                 Percent Increase / (Decrease)
                                               --------------------------------
By location:               1999       1998     Constant currency    As reported
------------             ------------------------------------------------------

Domestic                  89,568     93,104          (3.8)%            (3.8)%
International            192,577    192,658           7.0                --
                         --------------------------------------------------
Net revenues             282,145    285,762           3.3%             (1.3)%

                                                 Percent Increase / (Decrease)
                                               --------------------------------
By product type:           1999       1998     Constant currency    As reported
----------------         ------------------------------------------------------

Disposables              247,941    241,987           7.6%              2.5%
Misc & service            13,246     11,129          31.6              19.0
                         --------------------------------------------------
Subtotal disposables     261,187    253,116           8.6%              3.2%

Equipment                 20,958     32,646         (36.0)            (35.8)
                         --------------------------------------------------
Net revenues             282,145    285,762           3.3%             (1.3)%

                                                 Percent Increase / (Decrease)
                                               --------------------------------
By product line:           1999       1998     Constant currency    As reported
----------------         ------------------------------------------------------

Surgical                  62,117     61,170           5.8%              1.5%
Blood bank*              121,401    122,290           5.1              (0.7)
Plasma                    85,381     91,173          (3.9)             (6.4)
Misc & service            13,246     11,129          31.6              19.0
                         --------------------------------------------------
Net revenues             282,145    285,762           3.3%             (1.3)%

<F*>   Includes sales of the Company's red cell collection sets.


Net Revenues

      Net revenues in 1999 decreased 1.3% to $282.1 million from $285.8 million in 1998. With currency rates held constant, net revenues increased 3.3%. Disposable sales increased approximately 2.5%. With currency rates held constant, disposable sales increased 7.6%. The 7.6% increase was a result of growth in all three product lines, worldwide surgical 10.3%, worldwide blood bank 5.9% and worldwide plasma 8.1%. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 88% and 84% of net revenues for 1999 and 1998, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 4.7% and 3.7% of the Company's net revenues, at constant currency, for 1999 and 1998, respectively. Equipment revenues decreased approximately 36.0% year over year, both at actual dollars and at constant currency rates. The 36.0% decrease was partially the result of a policy change toward placing equipment versus selling it under long-term sales contracts. In addition, in the worldwide plasma business, 1998 revenues included $6.0 million of plasma equipment shipments to China and equipment sales to a U.S. plasma customer that were not repeated in 1999. International sales accounted for approximately 68% and 67% of net revenues for 1999 and 1998, respectively.

Gross profit

      Gross profit of $133.5 million in 1999 decreased $2.3 million from $135.8 million 1998. At constant currency rates, gross profit as a percent of sales increased 2.7% or $11.3 million from 1998. The improvement in gross profit at constant currency was largely the result of lower product costs from cost saving initiatives undertaken during the third quarter of last year and labor cost savings generated by the CORE Program.

Expenses

      The Company expended $15.1 million (5.4% of net revenues) on research and development in 1999 and $17.9 million (6.3% of net revenues) in 1998. Currency had a minimal effect on research and development expenses year over year.

      Selling, general and administrative expenses decreased to $86.7 million in 1999 from $86.9 million in 1998. At constant currency, selling, general and administrative expenses increased $3.3 million year over year, representing 31% of constant currency sales in both periods. Adjusting for the Q1 FY99 impact of settling certain litigation ($2.6 million), and the additional week in that quarter, constant currency S,G&A decreased $1.6 million in 1999 as compared to 1998. During 1999, the Company experienced approximately $4.1 million in distribution savings from the CORE program. These savings were partially offset by consulting fees related to CORE of $2.5 million which will not recur in FY00.

Operating Income

      Operating income before the fiscal 1998 $24.5 million restructure charge, as a percentage of net revenues, increased 0.4 percentage points to 11.2% in 1999 from 10.8% in 1998. At constant currency rates, operating income before the restructuring charge, increased 54.5% from 1998 or $10.4 million. The $10.4 million increase in operating income resulted largely from the year over year gross profit improvements.

Other Income and Expense

      Interest expense increased in 1999 to $4.1 million from $3.4 million in 1998 due to a higher average level of borrowings in the U.S., resulting from the $40.0 million in fixed rate notes with a coupon rate of 7.05% issued by the Company during the third quarter of 1998. Interest income increased $1.4 million in 1999 to $4.8 million as a result of interest earned on increased US cash balances.

      Other income (expense) increased by $2.2 million of income from 1998 to 1999 due to lower amortization expense and a $2.1 million write-off in 1998 of a non-strategic initiative, which was non-recurring in 1999. These increases in income were partially offset by increased transaction losses in 1999.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 35.0% for 1999, down from 86.5% in 1998. The 1998 income tax rate of 86.5% was due to the shift in taxable income from the domestic operations to the higher taxed foreign operations and as a result of the one-time restructuring charge of $24.5 million. The annualized rate for fiscal 2000 is expected to decrease to 32% of pretax income from the current 35% rate due to a decrease in the Japanese statutory tax rate, the allocation of income between jurisdictions and greater utilization of foreign sales corporation benefits.

1998 compared to 1997

Net Revenues

      Net revenues in 1998 decreased 5.7% to $285.8 million from $303.0 million in 1997. Worldwide disposable sales decreased approximately 2.0%. At constant currency rates, disposable sales increased 3.0%, primarily in international markets. Constant currency sales of disposables products, excluding service and other miscellaneous revenue accounted for approximately 84% and 81% of net revenues for 1998 and 1997, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 3.7% and 5.2% of the Company's net revenues, at constant currency, for 1998 and 1997, respectively. Equipment revenues decreased 18.5% year over year at actual rates and 15.2% at constant currency rates. This decrease was attributable to 1997 non-recurring equipment revenues in the plasma business. International sales accounted for approximately 67% and 64% of net revenues for 1998 and 1997, respectively.

Gross Profit

      Gross profit in 1998 decreased $23.4 million from $159.2 million in 1997. With currency rates held constant, gross profit as a percent of sales decreased 3.1% or $9.9 million from 1997. The decrease was due to higher product costs and mix. A portion of higher product costs is attributed to non-recurring charges approximating $1.8 million.

Expenses

      The Company expended $17.9 million in 1998 on research and development (6.3% of net revenues) and $18.6 million in 1997 (6.1% of net revenues).

      Selling, general and administrative expenses decreased to $86.9 million in 1998 from $88.1 million in 1997 but increased as a percentage of net revenues to 30.4% from 29.1%. Approximately $1.8 million, or 0.6% of the 1998 expenses as a percent of sales, related to one-time charges.

Operating Income

      Operating income before the $24.5 million restructure charge, as a percentage of net revenues, decreased 6.5% to 10.8% in 1998 from 17.3% in 1997. The decrease was due to the gross profit decrease, offset by a slight decrease in the selling, general and administrative expenses.

Restructuring

      During the third quarter of fiscal 1998, the Company recorded a charge of $24.5 million related to the restructuring plans announced November 12, 1997. The Company made a decision not to undertake certain rework and to
terminate the manufacture of certain products.   Additionally, the Company
discontinued support for products which would have required additional
investment to continue their useful lives.   The Company also identified
certain operations, which it has closed or partially closed, resulting in losses associated with the abandonment of certain leases and fixed assets, and the termination of certain employees.

      The $24.5 million charge consisted of $8.6 million related to the write-off of certain disposable and equipment inventories. These inventories and equipment were scrapped or abandoned in conjunction with decisions to discontinue a disposable rework program and to exit certain product lines. An additional $6.2 million related to the write down of certain property, plant and equipment, principally older generation commercial plasma equipment, which the Company no longer intends to support. The Company also recorded charges of $3.8 million related to the cost of exiting certain long term supply commitments for products, which the Company no longer plans to sell. Other assets totaling $3.8 million were also written off. These included certain investments in non-core businesses, which the Company no longer intends to pursue. Finally, $2.1 million related to reserves for severance and other contractual obligations with respect to employee terminations.

Other Income and Expense

      Interest expense increased in 1998 to $3.4 million from $1.7 million in 1997 due to an increase in the average level of borrowing through the year. Interest income increased in 1998 to $3.4 million from $2.9 million in 1997 resulting from an increase in sales-type leases.

      Other income (expense) decreased $3.0 million to $1.9 million of expense in 1998 from $1.1 million of income in 1997. The decrease was largely attributed to the $2.1 million write-off of a strategic initiative the Company decided not to pursue.

Taxes

      The provision for income taxes, as a percentage of pretax income increased 51.5 percentage points from 35.0% in 1997 to 86.5% in 1998. The increase was due to the shift in taxable income from the domestic operations to the higher taxed foreign operations and as a result of the one-time
restructure charge of $24.5 million.   Additionally, certain foreign
operating losses were not given financial statement benefit.

Results of Discontinued Operations (Blood Bank Management Services, "BBMS")

1999 compared to 1998

      Net revenues decreased 11.3% to $16.0 million in 1999. Gross profit increased to $0.2 million in 1999 from $(0.2) million in 1998 and operating losses decreased 22.9% to $(8.3) million in 1999.

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5,325,000. Additionally, on May 2, 1999, the Company sold its one remaining center completing the divestiture of its BBMS business.

1998 compared to 1997

      Net revenues increased 165.1% in 1998 to $18.0 million from $6.8 million in 1997. Gross profit in 1998 decreased to $0.2) million in 1998 from $0.6 million in 1997 and operating losses increased 165.9% to $(10.8) million in 1998 from $(4.1) million in 1997. The decrease in gross profit and the increase in operating losses were the result of high manufacturing and operating costs associated with the acquisition of three blood banks:
Tri-Counties Blood Bank, Kansas Blood Services and Gateway Community Blood Program.

Liquidity and Capital Resources

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, working capital and discontinued operations.

      During the twelve months ended April 3, 1999, the Company increased its cash balances by $34.9 million from operating, investing and financing activities. This $34.9 million represents an improvement of $21.4 million over the $13.5 million generated by the Company's operating, investing and
financing activities during the twelve months ended March 28, 1998.   The
$21.4 million increase was largely a result of $67.0 million more cash provided by the Company's operating and investing activities offset by $45.6 million more cash utilized by the Company's financing activities.

Operating Activities:

      The Company generated $51.1 million in cash from operating activities of continuing operations in 1999 as compared to $32.1 million generated during 1998. The $19.0 million increase year over year in operating cash flow from continuing operations was a result of a $22.3 million increase in net income adjusted for depreciation and amortization, a $17.1 million decrease in inventory investment; a $17.2 million increase in prepaid income tax benefits as a result of a $7.7 refund received this year and recorded in 1998, and a $12.0 million increase in and other current liabilities due to increased tax provisions. These increased sources of cash were partially offset by a $28.9 million decrease in non cash items, including the non-recurring restructuring charge in 1998, an increase in account receivable investment of $13.8 million and other asset increases of $6.9 million.

Investing Activities:

      The Company utilized $10.2 million in cash for investing activities from continuing operations in 1999, a decrease of $20.8 million from 1998. During the twelve months ended April 3, 1999, the Company incurred $22.5 million in capital expenditures net of retirements and disposals. Included in this amount is a $0.2 million net increase in long-term demonstration assets. During the twelve months ended March 28, 1998, the Company utilized $20.4 million for capital expenditures net of retirements and disposals, including $3.3 million net decrease in long-term demonstration assets. Finally, the Company's investment in long-term sales-type leases decreased by $12.3 million in 1999, compared with an increased investment of $8.9 million in 1998.

Financing Activities:

      During the twelve months ended April 3, 1999 the Company's continuing operations generated $39.8 million more cash from operating and investing activities as compared to the twelve months ended March 28, 1998. In addition, the discontinued operations utilized $27.2 million less cash year over year. As a result, the Company paid down a portion of debt and increased cash balances.

      During the twelve months ended April 3, 1999, the Company's decision not to pay down certain debt was influenced by a make-whole provision in the Company's $40.0 million senior note agreement. At April 3, 1999 the make-whole amount was approximately $2.7 million.

      Net debt decreased $46.4 million to $2.9 million in 1999.

      The Company did not repurchase any shares during the fiscal year 1999. During 1998, the Company used $5.6 million to repurchase shares of treasury stock.

      At April 3, 1999, the Company had working capital of $162.2 million. This reflects an increase of $49.4 million in working capital for the twelve months ended April 3, 1999. The Company believes its sources of cash are adequate to meet its projected needs.

Discontinued Operation (BBMS):

      During the twelve months ended April 3, 1999, BBMS utilized $0.5 million from operating and investing activities; a decrease in cash utilization of $27.2 million from the $27.7 million utilized during the twelve months ended March 28, 1999. The decrease in cash utilized was a result of the divestiture of BBMS during the year. The Company received total cash proceeds of $5,325,000 from the sale of BBMS operations.

Recent Accounting Pronouncements

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, or in the case of a hedge of a forecasted probable transaction, a derivative's gains and losses are included in other comprehensive income until the transaction is consummated. Additionally, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. The impacts of adopting SFAS No. 133 on the Company's financial statements or the timing of adoption of SFAS No. 133 have not been determined. However, it is expected that the derivative financial instruments acquired in connection with the Company's hedging program will continue to qualify for hedge accounting.

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

Year 2000 Compliance Update

      Haemonetics is aware of the potential for industry wide business disruption that could occur due to problems related the "Year 2000" issue. It is the belief of Haemonetics Management that the Company has a prudent plan in place to address these issues within the Company and its supply chain. The components of its plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness and their ability to maintain an uninterrupted supply of goods and services to Haemonetics; an evaluation of equipment sold by Haemonetics to customers as to the ability of the equipment to work properly after the turn of the century; an evaluation of production equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; the retention of technical and advisory expertise to ensure that prudent action steps are being taken; and the development of a contingency plan.

State of Readiness

      Haemonetics has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do, the Company believes that it is on track towards a timely completion. Overall, Haemonetics estimates that it has completed the inventory of systems related Year 2000 exposures and is continually updating an inventory of potential non-systems exposures. The Company continues to make progress in remediating known Year 2000 systems exposures and is addressing exposures
which exist in non-systems areas such as its supply chain.   The Company
continues to develop remediation approaches as additional issues are identified.

      Internal IT Systems

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

            The initial inventory of all IT components in use throughout the Company has been completed. The initial assessment of Year 2000 status for all components has been completed. Fourteen systems, all commercial packages, are used company-wide for business transaction processing and accounting. Thirteen of these fourteen systems are Year 2000 compliant. The Company is on schedule to have the remaining system compliant by June 30, 1999. There are 322 other business applications in use by the Company that are less critical. Of these systems 283 are currently Year 2000 compliant. Through a combination of modification, replacement and decommissioning, Year 2000 compliance of 37 of the 39 remaining applications is expected by June 30, 1999. Compliance of the remaining two applications is expected by July 31, 1999. The Company has completed an assessment of its IT infrastructure (servers, networks, phone systems, system software) and plans to have all items remediated, replaced, or decommissioned by June 30, 1999.
      In addition, the Company is in the process of testing critical components of IT infrastructure and applications that have been assessed as compliant.

      Suppliers

            The Company is in the process of communicating with its external vendors of goods and services to gain an understanding of their state of Year 2000 readiness and their ability to maintain an uninterrupted supply to Haemonetics. The Company has sent letters to over 1,000 vendors outlining its approach towards the Year 2000 issue and asking for the vendors' commitment to resolve any issues they may have. They have also been asked to complete a short questionnaire and to inform the Company of any known compliance issues. The Company has received many responses to the questionnaire and is in the process of reviewing them. The Company has sent a detailed questionnaire to vendors it views as critical to its business. A critical vendor is one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for Haemonetics goods and/or services. Senior management members are coordinating the identification of these vendors for their respective business units. Many of these vendors have been contacted and requested to complete the detailed questionnaire on Year 2000. The Company anticipates contacting the remaining critical vendors as part of its contingency planning process. Haemonetics may also request the right to visit and/or audit one or more of these critical vendors to validate their Year 2000 readiness.

      Production Equipment

            The Company has completed an inventory of production equipment currently used at Haemonetics. The Year 2000 readiness of this equipment is being determined through communication with the equipment manufacturers and testing where appropriate. Through this inventory and assessment process the Company has identified fewer than 10 pieces of equipment with Year 2000 issues. All production equipment which has been identified as not Year 2000 compliant has either been repaired, replaced, or is scheduled for such action. At this time the Company is not aware of any production equipment whose current or anticipated use is affected by the Year 2000 issue and which is not expected to be made compliant. In the event that any Year 2000 issues are identified in the future, it is the Company's intention to continue to repair or replace non-compliant production equipment prior to operating difficulties, or develop alternative means of operation. Haemonetics remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a sound approach towards evaluating production equipment, however, it may be impracticable or impossible to test certain items of production equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible production delays.

      Facility Related Issues

            The Company is in the process of completing an inventory and evaluating facilities related equipment such as security, heating, elevator, telephone and other service equipment with the potential for Year 2000 related failures. The Year 2000 readiness of this equipment will be determined through communication with the equipment manufacturers and testing where appropriate. At this time the Company is not aware of any facilities related equipment which is affected by the Year 2000 issue. The Company's objective is to complete its inventory and evaluation of facilities related equipment in conjunction with its contingency planning program. The Company intends to repair or replace non-compliant facilities related equipment prior to operating difficulties. Haemonetics remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a thorough approach towards evaluating facilities related equipment, however, it may be impracticable or impossible to test certain items of facilities related equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on or after January 1, 2000, resulting in possible interruptions of security, heating, elevator, telephone and other services.

      Technical and Advisory Expertise

            Haemonetics has engaged a leading professional services and consulting firm experienced in Year 2000 compliance to assist in project planning, testing methodologies, and evaluating Year 2000 remediation activities. This firm will also contribute to the development and documentation of the Company's Year 2000 contingency plan.

      Haemonetics Products

            The Company makes products in two major categories: blood processing equipment and the single use disposables that are used in this equipment for each procedure. The disposables have no date related functions aside from lot numbering and expiry dating printed on the packaging. The equipment itself does not rely on date related data for its mechanical function. There is no calendar-related logic in the Haemonetics software that controls the function of the machine. The Company has undertaken a detailed review of hardware components and software code for the current revisions of all products. At this time the Company is not aware of any issues related to equipment it sells which would prevent its customers from continuing their operations or which would impact the safety of patients or donors in any way.

Costs

      Haemonetics is evaluating the total cost of Year 2000 compliance. At this time the Company estimates that the total cost of completing Year 2000 related activities will be between $2.5 million and $3.3 million. This amount includes both IT and non-IT related expenses. Of this amount, approximately 80% has already been spent representing 30% of the total IT budget during the spending period. Approximately 30% of the spending to date has been on capital investments. The Company anticipates capital expenditures to total between $1 million and $1.3 million and expense to total $1.5 million to $2.0 million. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

Contingency Plan

      Although the Company believes it is taking appropriate action related to the identification and resolution of issues related to the Year 2000, its assessment is still in progress. The Company may never know with certainty whether third parties in the Company's supply chain are compliant. Failure of such third parties to achieve Year 2000 compliance could result in delayed deliveries to, or shipments by, the Company. If such delays are extended, they could have a material adverse effect on the Company's business, financial condition, and results of operations.

      As the Company continues to assess the state of readiness within its unique set of business partners, production processes, and internal systems, the Company will develop its formal contingency plan in an effort to alleviate high potential or serious failures. The framework for this contingency plan has been completed and includes a matrix of factors which will permit the Company to identify key portions of its supply chain and consider the potential impact of Year 2000 failures and amount of time the Company's operations could be subjected to a potential failure. The Company is integrating the ongoing critical vendor identification and communication process with the development of its contingency plan. At this time, the Company plans to increase its inventory of raw materials and finished goods by increasing purchases and production through the third quarter of 1999. The company recognizes the importance of an appropriate contingency plan and is working closely with external consultants in its development.

Risks

      The Company continues to evaluate the risks associated with potential Year 2000 related failures. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition, and results of operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's business, financial condition, and results of operations. The Company's Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the implementation of new business systems and completion of the Company's Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Euro Currency

      Effective January 1, 1999, the 11 countries of the European Union (Austria, Belgium, Finland, France, Germany, Holland, Ireland, Italy, Luxembourg, Portugal and Spain) adopted a single currency known as the Euro. For the next three years, these countries will be allowed to transact business in both the Euro and in their own currencies at fixed exchange rates. Then, on January 1, 2002, the Euro will become the only currency for these 11 countries.

      Although the effect of the conversion on the Company's results of operation may be significant, the Company is unable to quantify the effect at this time. The Company however, is committed to developing a plan to prepare for the introduction of the Euro. The plan will include preparation procedures for every area of the Company expected to be affected by the Euro conversion including but not limited to information systems, finance and tax. This review will also include a plan to assess the Company's business and financial systems, to evaluate currency risk and to assess the conversion's impact on the Company's financial instruments as well as on the pricing and the distribution of the its products.

      The Company does not expect the cost of this effort to have a material impact on its business, results of operations, financial position or cash flows. However, the Company can not guarantee that all problems will be foreseen and corrected, or that no material disruption of its business will occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign exchange risk

      Over two-thirds of the Company's revenues are generated outside the U.S. yet the Company's reporting currency is the U.S. dollar. Foreign exchange risk arises because the Company engages in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency. Accordingly, whenever the US dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations and alternatively, whenever the U.S. dollar weakness relative to the other major currencies, there is a positive effect on the Company's results of operations.

      It is the Company's policy to minimize for a period of time, the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the majority of its firm sales commitments to customers that are denominated in foreign currencies. The Company also enters into forward contracts that settle within 35 days to hedge certain intercompany
receivables denominated in foreign currencies.   Actual gains and losses on
all forward contracts are recorded in operations, offsetting the gains and losses on the underlying transactions being hedged. These derivative financial instruments are not used for trading purposes. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro equivalent of the French Franc, Deutsche Mark and Italian Lire.

      At April 3, 1999, the Company had the following significant foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:

    Hedged          (BUY) / SELL     Weighted Forward       US$ @         Unrealized
   Currency        Local Currency      Contract Rate     Forward Rate    Gain / (Loss)      Maturity
------------------------------------------------------------------------------------------------------

Euro Equivalent        8,033,888      $1.111             $ 8,681,110      $   245,750     Apr-Jun 1999
Euro Equivalent        7,943,508      $1.205             $ 8,627,756      $   940,370     Jul-Sep 1999
Euro Equivalent        8,620,513      $1.213             $ 9,416,705      $ 1,038,693     Oct-Dec 1999
Euro Equivalent        7,500,000      $1.146             $ 8,241,050      $   350,200     Jan-Mar 2000
Japanese Yen       1,500,000,000       133.1 per US$     $12,685,836      $(1,414,977)    Apr-Jun 1999
Japanese Yen       1,750,000,000       137.9 per US$     $14,975,363      $(2,282,728)    Jul-Sep 1999
Japanese Yen       1,970,000,000       126.9 per US$     $17,069,937      $(1,542,159)    Oct-Dec 1999
Japanese Yen       1,670,000,000       125.4 per US$     $14,655,755      $(1,341,941)    Jan-Mar 2000

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the fair value of all forward contracts would increase by $8.3 million. Assuming a 10% weakening of the U.S. dollar relative to all other major currencies, the fair value of all forward contracts would decrease by $9.9 million.

Interest Rate Risk

      Approximately 92%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt however would change in response to interest rates movements due to its fixed rate nature. At April 3,1999, the fair value of the Company's long-term debt was approximately $2.9 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. These notes represent approximately 76% of the Company's outstanding long-term borrowings at April 3, 1999.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at April 3, 1999. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)

                                                                       Year Ended
                                                           ----------------------------------
                                                           April 3,    March 28,    March 29,
                                                             1999        1998         1997
                                                           ----------------------------------

Net revenues                                               $282,145    $285,762     $303,009
Cost of goods sold                                          148,643     150,007      143,846
                                                           ---------------------------------
Gross profit                                                133,502     135,755      159,163
                                                           ---------------------------------
Operating expenses:
  Research and development                                   15,140      17,934       18,586
  Selling, general and administrative                        86,734      86,909       88,070
  Non-recurring restructuring expense                            --      24,500           --
                                                           ---------------------------------
      Total operating expenses                              101,874     129,343      106,656
                                                           ---------------------------------
Operating income                                             31,628       6,412       52,507
Interest expense                                             (4,117)     (3,373)      (1,721)
Interest income                                               4,821       3,366        2,940
Other income (expense), net                                     252      (1,939)       1,079
                                                           ---------------------------------
Income from continuing operations
 before provision for income taxes                           32,584      4,466        54,805
Provision for income taxes                                   11,405      3,865        19,171
                                                           ---------------------------------
Earnings from continuing operations                          21,179        601        35,634

Discontinued operations:

Loss from operations, net of income tax benefit of
 ($56) in 1999, ($3,863) in 1998 and
 ($1,433) in 1997                                              (102)     (7,173)      (2,664)
Loss on disposal, net of income tax benefit of ($9,800)          --     (18,200)          --
                                                           ---------------------------------
Loss from discontinued operations                              (102)    (25,373)      (2,664)
Net income (loss)                                          $ 21,077    $(24,772)    $ 32,970
                                                           =================================
Basic income (loss) per common share
  Continuing operations                                    $  0.792    $  0.023     $  1.312
  Discontinued operations                                  $ (0.004)   $ (0.956)    $ (0.098)
  Net income (loss)                                        $  0.788    $ (0.933)    $  1.214

Income (loss) per common share assuming dilution
  Continuing operations                                    $  0.788    $  0.023     $  1.298
  Discontinued operations                                  $ (0.004)   $ (0.954)    $ (0.097)
  Net income (loss)                                        $  0.784    $ (0.932)    $  1.201

Weighted average shares outstanding
  Basic                                                      26,744      26,537       27,160
  Diluted                                                    26,886      26,589       27,451


The accompanying notes are an integral part of these consolidated financial statements.


                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                             April 3, 1999    March 28, 1998
                                                                             -------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 56,319         $ 21,766
  Accounts receivable, less allowance of  $747 in 1999 and $818 in 1998           62,975           58,886
  Inventories                                                                     59,773           61,664
  Current investment in sales-type leases, net                                    12,303           11,887
  Deferred tax asset                                                              29,741           21,777
  Other prepaid and current assets                                                10,211           15,170
                                                                                -------------------------
      Total current assets                                                       231,322          191,150
Property, plant and equipment:
  Land, building, and building improvements                                       24,199           23,197
  Machinery and equipment                                                         73,386           65,236
  Furniture and fixtures                                                           7,250            9,216
  Commercial plasma and rental equipment                                          73,231           72,612
                                                                                -------------------------
      Total property, plant and equipment                                        178,066          170,261
      Less: accumulated depreciation                                              95,050           86,042
                                                                                -------------------------
      Net property, plant and equipment                                           83,016           84,219
Other assets:
  Investment in sales-type leases, net (long-term)                                24,716           38,596
  Distribution rights, net                                                        10,518           10,718
  Other assets, net                                                                6,787            5,204
  Property, plant and equipment and other assets net of long term
   liabilities of discontinued operations                                             --            6,806
                                                                                -------------------------
      Total other assets                                                          42,021           61,324
                                                                                -------------------------
      Total assets                                                              $356,359         $336,693
                                                                                =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt                        $  6,645         $ 17,468
  Accounts payable                                                                10,666           21,689
  Accrued payroll and related costs                                                9,229            7,726
  Accrued income taxes                                                            21,850            5,750
  Other accrued liabilities                                                       17,476           15,132
  Current liabilities and accrued losses net of current
   assets of discontinued operations                                               3,268           10,593
                                                                                -------------------------
      Total current liabilities                                                   69,134           78,358

Deferred income taxes                                                             11,684            9,944

Long-term debt, net of current maturities                                         52,526           53,586
Other long-term liabilities                                                        1,008              150
Long-term liabilities, net of long-term assets of discontinued operations            146               --
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
   Issued - 29,702,623 shares in 1999;  29,341,648 shares in 1998                    297              293
  Additional paid-in capital                                                      65,504           59,142
  Retained earnings                                                              211,834          190,757
  Cumulative translation adjustment                                               (9,825)          (9,588)
                                                                                -------------------------
  Stockholders' equity before treasury stock                                     267,810          240,604
    Less: treasury stock at cost- 2,756,969 shares in 1999
     and 1998                                                                     45,949           45,949
                                                                                -------------------------
      Total stockholders' equity                                                 221,861          194,655
                                                                                -------------------------
      Total liabilities and stockholders' equity                                $356,359         $336,693
                                                                                =========================
Supplemental disclosure of balance sheet information:
  Net Debt                                                                      $  2,852         $ 49,288
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


                  HAEMONETICS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                  Common Stock    Additional                         Cumulative        Total
                                  ------------     Paid-in     Treasury   Retained   Translation   Stockholders'   Comprehensive
                                  Shares   $'s     Capital       Stock    Earnings   Adjustment        Equity          Income
                                  ----------------------------------------------------------------------------------------------

Balance, March 30, 1996           28,770    288     $52,355    $(25,767)  $182,707     $ 7,387       $216,970
  Employee stock purchase plan        --     --          --         537        (20)         --            517
  Exercise of stock options
   and related tax benefit           468      4       4,192          --         --          --          4,196
  Purchase of treasury stock          --     --          --     (15,830)        --          --        (15,830)
  Net income                          --     --          --          --     32,970          --         32,970         $ 32,970
  Foreign currency translation
   adjustment                         --     --          --          --         --     (13,549)       (13,549)         (13,549)
                                                                                                                      --------
  Comprehensive income                --     --          --          --         --          --             --         $ 19,421
                                  --------------------------------------------------------------------------------------------
Balance, March 29, 1997           29,238   $292     $56,547    $(41,060)  $215,657     $(6,162)      $225,274

  Employee stock purchase plan        --     --          --         677       (128)         --            549
  Exercise of stock options
   and related tax benefit           104      1       2,595          --         --          --          2,596
  Purchase of treasury stock          --     --          --      (5,566)        --          --         (5,566)
  Net loss                            --     --          --          --    (24,772)         --        (24,772)        $(24,772)
  Foreign currency translation
   adjustment                         --     --          --          --         --      (3,426)        (3,426)          (3,426)
                                                                                                                      --------
  Comprehensive income                --     --          --          --         --          --             --         $(28,198)
                                  --------------------------------------------------------------------------------------------
Balance, March 28, 1998           29,342   $293     $59,142    $(45,949)  $190,757     $(9,588)      $194,655

  Employee stock purchase plan        --     --          --          --         --          --              0
  Exercise of stock options
   and related tax benefit           361      4       6,362          --         --          --          6,366
  Net income                          --     --          --          --     21,077          --         21,077         $ 21,077
  Foreign currency translation
   adjustment                         --     --          --          --         --        (237)          (237)            (237)
                                                                                                                      --------
  Comprehensive income                --     --          --          --         --          --             --         $ 20,840
                                  --------------------------------------------------------------------------------------------

Balance, April 3, 1999            29,703   $297     $65,504    $(45,949)  $211,834     $(9,825)      $221,861
                                  ===========================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                                   Year Ended
                                                                                       ----------------------------------
                                                                                       April 3,    March 28,    March 29,
                                                                                       1999        1998         1997
                                                                                       ----------------------------------

Cash Flows from Operating Activities:
  Net income (loss)                                                                    $ 21,077    $(24,772)     $32,970
  Less net loss from discontinued operations                                               (102)    (25,373)      (2,664)
                                                                                       ---------------------------------
  Net income from continuing operations                                                  21,179         601       35,634

  Adjustments to reconcile net income to net cash provided by operating activities:
  Non cash items:
    Depreciation and amortization                                                        24,573      22,861       19,507
    Restructuring charge                                                                     --      24,500           --
    Deferred tax benefit                                                                 (7,329)       (338)        (300)
    Other                                                                                 2,621          --           --
  Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable, net                                      (4,098)      9,668      (16,156)
    (Increase) decrease in inventories                                                    2,499     (14,675)        (733)
    (Increase) decrease in sales-type leases (current)                                   (1,301)        967       (3,014)
    (Increase) decrease in prepaid income taxes                                           8,234      (8,842)      (1,730)
    (Increase) decrease in other assets                                                  (4,474)         99        3,294
    Increase (decrease) in accounts payable, accrued
     expenses and other current liabilities                                               9,197      (2,745)      11,658
                                                                                       ---------------------------------
    Net cash provided by operating activities, continuing operations                     51,101      32,096       48,160
                                                                                       ---------------------------------
    Net cash used in operating activities, discontinued operations                      (17,387)    (11,697)      (1,293)
                                                                                       ---------------------------------
      Net cash provided by operating activities                                          33,714      20,399       46,867

Cash Flows from Investing Activities:
  Capital expenditures on property, plant and equipment, net of
   retirements and disposals                                                            (22,466)    (20,380)     (36,725)
  Increase in distribution rights                                                            --      (1,717)          --
  Net (increase) decrease in sales-type leases (long-term)                               12,280      (8,923)     (10,136)
                                                                                       ---------------------------------
  Net cash used in investing activities, continued operations                           (10,186)    (31,020)     (46,861)
                                                                                       ---------------------------------
  Net cash provided by (used in) investing activities, discontinued operations           16,910     (15,965)      (5,337)
                                                                                       ---------------------------------
      Net cash provided by (used in) investing activities                                 6,724     (46,985)     (52,198)

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                                               (208)       (186)        (186)
  Net increase (decrease) in short-term revolving
   credit agreements                                                                    (10,813)     (1,038)      17,545
  Net increase (decrease) in long-term credit agreements                                   (850)      3,757       (3,450)
  Borrowings under long term senior note purchases agreements                                --      40,000           --
  Employee stock purchase plan                                                               --         549          517
  Exercise of stock options and related tax benefit                                       6,366       2,596        4,161
  Purchase of treasury stock                                                                 --      (5,566)     (15,830)
                                                                                       ---------------------------------
      Net cash provided by (used in) financing activities                                (5,505)     40,112        2,757

Effect of exchange rates on cash and cash equivalents                                      (380)        (32)      (2,586)
                                                                                       ---------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     34,553      13,494       (5,160)
Cash and Cash Equivalents at Beginning of Year                                           21,766       8,272       13,432
                                                                                       ---------------------------------
Cash and Cash Equivalents at End of Year                                               $ 56,319    $ 21,766      $ 8,272
                                                                                       =================================
Supplemental disclosures of cash flow information:
  Net decrease in cash and cash equivalents, discontinued operations                   $   (477)   $(27,662)     $(6,630)
  Net increase in cash and cash equivalents, continuing operations                     $ 35,030    $ 41,156      $ 1,470
  Increase (decrease) in net debt                                                      $(46,424)   $ 29,039      $19,069
  Interest paid                                                                        $  4,038    $  2,423      $ 2,834
  Income taxes paid (refunded)                                                         $ (5,327)   $ 16,792      $15,228
                                                                                       =================================

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fiscal Year

      The Company's fiscal year ends on the Saturday closest to the last day of March. Fiscal 1999 included 53 weeks, with 14 weeks in the first quarter. Fiscal 1998 and Fiscal 1997 each included 52 weeks.

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

      Cash and Cash Equivalents

      Cash equivalents include money market funds offering daily liquidity. Cash and cash equivalents are recorded at cost, which approximates market value.

      Net Income (Loss) per Share

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by Statement of Financial Accounting Standards, "SFAS" No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding. Diluted EPS includes the effect of other common stock equivalents.

                                                       Years Ended
                                   ------------------------------------------------------
                                   April 3, 1999      March 28, 1998      March 29, 1997
                                   ------------------------------------------------------
                                   (Dollars and shares in thousands except share amounts)

Basic EPS
Net income (loss)                     $21,077             $(24,772)            $32,970
Weighted average shares                26,744               26,537              27,160
                                      ------------------------------------------------
Basic income (loss) per share         $ 0.788             $ (0.933)            $ 1.214

Diluted EPS
Net income (loss)                     $21,077             $(24,772)            $32,970

Basic weighted average shares          26,744               26,537              27,160
Effect of stock options                   142                   52                 291
                                      ------------------------------------------------

Diluted weighted average shares        26,886               26,589              27,451

Diluted income (loss) per share       $  .784             $ (0.932)            $ 1.201
                                      ================================================


      The diluted weighted average shares do not include the effect of options that were anti-dilutive. Anti-dilutive options were approximately 420,000, 2,414,000 and 792,000 for 1999, 1998 and 1997, respectively.

      Foreign Currency

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Net revenues and costs and expenses are translated at average rates in effect during the year. The effects of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income (expense) in the consolidated statement of operations in 1999, 1998 and 1997 are ($1,166,000), $318,000 and $288,000, respectively, in foreign currency transaction gains (losses).

      The Company enters into forward exchange contracts to hedge certain firm sales commitments to customers that are denominated in foreign currencies. The purpose of the Company's foreign hedging activities is to minimize, for a period of time, the unforeseen impact on the Company's results of operations of fluctuations in foreign exchange rates. The Company also enters into forward contracts that settle within 35 days to hedge
certain intercompany receivables denominated in foreign currencies.   Actual
gains and losses on all forward contracts are recorded in operations, offsetting the gains and losses on the underlying transactions being hedged. These derivative financial instruments are not used for trading purposes. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

      At April 3, 1999 and March 28, 1998, the Company had forward exchange contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $143,791,000 and $77,662,000, respectively. Of the respective balances, $50,151,000 and $22,003,000 represented contracts related to intercompany receivables that settled within 35 days. The balance of the contracts relate to firm sales commitments. Gross unrealized gains and losses from hedging firm sales commitments, based upon current forward rates, were a $3,197,000 gain and a $4,516,000 loss at April 3, 1999 and a $4,093,000 gain and a $11,000 loss at March 28, 1998. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at April 3, 1999 will be offset by the foreign exchange effect on sales of products to international customers in future periods.

      The Company is exposed to credit loss in the event of nonperformance by counter-parties on these foreign exchange contracts. The Company does not anticipate nonperformance by any of these parties.

      Financial Instruments

      SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of certain of the Company's financial instruments, including cash and cash equivalents and notes payable pursuant to SFAS No. 107 approximated their carrying values at April 3, 1999 and March 28, 1998

      At April 3,1999, the fair value of the Company's long-term debt was approximately $2.9 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. Fair values have been determined through information obtained from market sources and management estimates.

      Inventories

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

      Inventories consist of the following:

                               April 3,     March 28,
                                 1999         1998
                               ----------------------
                                   (in thousands)

            Raw materials      $14,497       $11,532
            Work-in-process      5,106         5,878
            Finished goods      40,170        44,254
                               ---------------------
                               $59,773       $61,664
                               =====================


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

      Revenue Recognition

      Revenues from equipment and disposable product sales and sales-type leases are recognized upon shipment. Service revenues are recognized ratably
over the contractual periods or as the services are provided.   The Company
provides for warranty costs based on product shipments.

      Income Taxes

      The Company accounts for income taxes in accordance with the liability method. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the tax and financial reporting bases of assets and liabilities.

      Distribution Rights

      Distribution rights represent the cost to acquire the right to directly distribute certain of the Company's products in foreign markets. These rights were acquired in several different acquisitions. The historical cost of these acquisitions was approximately $15,610,000 as of both April 3, 1999 and March 28, 1998. The distribution rights are amortized on a straight-line basis over 20 years. The accumulated amortization was approximately $5,092,000 and $4,697,000 for the years ended April 3, 1999 and March 28, 1998, respectively.

      Accounting for Long-lived Assets

      The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company periodically reviews its long-lived assets for potential impairment. The Company assesses the future useful life of these assets, primarily property, plant, equipment and distribution rights, whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of these assets in assessing their recoverability. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss.

      Accounting for Stock-Based Compensation

      In December 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company in fiscal year 1998. SFAS No. 123 requires that employee stock-based compensation be recorded or disclosed at its fair value. The Company has elected to adopt the disclosure provision for stock-based compensation in SFAS No. 123 but to continue to account for stock-based compensation under Accounting Pronouncement Board No. 25. No accounting recognition is given to options granted to employees and directors at fair market value until they are recognized. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The compensation cost for options granted to consultants is recorded at fair value in accordance with Emerging Issues Task Force, "EITF" issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

      Comprehensive Income

      In the first quarter of fiscal year 1999, the Company adopted the provisions of SFAS No. 130, reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in stockholders' equity, which for the Company, is foreign currency translation.

      New Pronouncements

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, or in the case of a hedge of a forecasted probable transaction, a derivative's gains and losses are included in other comprehensive income until the transaction is consummated. Additionally, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, (that is fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. The impacts of adopting SFAS No. 133 on the Company's financial statements or the timing of adoption of SFAS No. 133 have not been determined. However, it is expected that the derivative financial instruments acquired in connection with the Company's hedging program will continue to qualify for hedge accounting.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform to the 1999 presentation.

3.    INVESTMENT IN SALES-TYPE LEASES

      The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                                     April 3,    March 28,
                                                       1999         1998
                                                     --------    ---------
                                                        (in thousands)

          Total minimum lease payments receivable    $50,211      $64,762
              Less -- Unearned interest               13,192       14,279
                                                     --------------------
            Net investment in sales-type leases       37,019       50,483
              Less -- Current portion                 12,303       11,887
                                                     --------------------
                                                     $24,716      $38,596
                                                     ====================


      Future minimum lease payments receivable under noncancelable leases as of April 3, 1999 are as follows:

            Fiscal Year Ending           (in thousands)
            ------------------           --------------

                   2000                     $14,759
                   2001                      11,291
                   2002                       8,695
                   2003                       5,365
                   2004 and thereafter       10,101
                                            -------
                                            $50,211


4.    NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of the following:

                                                       April 3,    March 28,
                                                         1999         1998
                                                       --------    ---------
                                                           (in thousands)

            Real estate mortgage                       $ 8,360     $ 8,568
            U.S. borrowings under credit facilities        --           --
            Senior notes                                40,000      40,000
            Haemonetics Japan Co. Ltd.                   9,484      20,059
            Other non-U.S. borrowings                    1,327       2,427
                                                       -------------------
                                                        59,171      71,054
            Less -- Current portion                      6,645      17,468
                                                       -------------------
                                                       $52,526     $53,586
                                                       ===================

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

      Credit Facilities

      The U.S. credit facilities are evidenced by a $20,000,000 committed, unsecured revolving credit facility. As of April 3, 1999 the credit facility had no outstanding borrowings. The committed facility is under a joint financing agreement dated June 25, 1997, which originally consisted of promissory notes for $40,000,000 (the "Agreement"). On December 26, 1997 and April 30, 1998, the Agreement was amended and restated. The initial amendment to the Agreement included the withdrawal of two members of the original bank group eliminating each of their commitments of $10,000,000. The amendments to the Agreement also included restatement of, among other terms, interest rate options, as well as revisions to, and additions of, financial covenants. The current $20,000,000 facility is available through June 25, 2000, on which date all borrowings, if any, become due.

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

      Senior Notes

      The Company privately placed $40,000,000 of 7.05% Senior Notes due 2007 (the "Senior Notes"). The proceeds were used to repay outstanding bank debt incurred previously using credit facilities and for general corporate purposes. The Company is required to make annual payments of principal each year in the amount $5,714,286 beginning on October 15, 2001 and concluding with the final principal payment on October 15, 2007.

      Interest on the Senior Notes is computed on the basis of a 360-day year of twelve 30-day months on the unpaid balance at the rate of 7.05% per annum, payable semiannually, on April 15 and October 15 each year. The Senior Notes contain affirmative and negative covenants and restrictions similar to those required under the terms of the revolving credit facility. The Company obtained a limited waiver through April 3, 1999 to a covenant of the Senior Notes which required the Company to maintain consolidated stockholders equity of $200 million. At April 3, 1999, the Company was in compliance with the original covenant.

      A make-whole provision exists in the Company's $40.0 million senior note agreement. At April 3, 1999 the make-whole amount was approximately $2.7 million.

      Haemonetics Japan Co. Ltd.

      On March 27, 1998, Haemonetics Japan Co. Ltd. secured a term loan in the amount of JPY 500.0 million. This loan bears interest at a rate of 2.125% per annum, and matures on March 29, 2000. As of April 3, 1999, the outstanding borrowing against this line was JPY 250.0 million (U.S. dollar equivalent $2.1 million).

      On March 31, 1999, Haemonetics Japan Co. Ltd. secured an additional term loan in the amount of JPY 400.0 million, guaranteed by Haemonetics Corporation. This loan bears interest based on the Euro-yen rate for the first year, currently 1.03%, and at a fixed rate of 2.58% from March 31, 2000 through the maturity date of March 31, 2001. At April 3, 1999, the US dollar equivalent of this borrowing was $3.3 million.

      OTHER NON-U.S. BORROWINGS

      Other non-U.S. borrowings represent the financing arranged by the Company's subsidiaries with local banks which may be guaranteed by the Company. The majority of the amounts outstanding as of April 3, 1999 are short-term in nature.

      The weighted average short-term rates were 1.45%, 1.77% and 1.69% as of April 3, 1999, March 28, 1998 and March 29, 1997, respectively. All of the Company's short-term borrowings were non-U.S. denominated.

      As of April 3, 1999, notes payable and long-term debt mature as follows:

            Fiscal Years Ending         (in thousands)
            ------------------------------------------

            2000                           $ 6,645
            2001                            12,527
            2002                             5,715
            2003                             5,715
            2004 and thereafter             28,569
                                           -------
                                           $59,717
                                           =======


5.    INCOME TAXES

      The components of domestic and foreign income from continuing operations before the provision for income taxes are as follows:

                                            Years Ended
                                 ----------------------------------
                                 April 3,    March 28,    March 29,
                                   1999         1998         1997
                                 ----------------------------------
                                           (in thousands)

            Domestic             $13,707       $1,123      $43,505
            Foreign               18,877        3,343       11,300
                                 ---------------------------------
                                 $32,584       $4,466      $54,805


      The provision for income taxes from continuing operations consists of the following components:

                                            Years Ended
                                 ----------------------------------
                                 April 3,    March 28,    March 29,
                                   1999         1998         1997
                                 ----------------------------------
                                           (in thousands)

            Current
            Federal              $ 7,107       $1,031      $14,856
            State                  2,780          125        2,286
            Foreign                8,847        3,047        2,329
                                 ---------------------------------
            Total current         18,734        4,203       19,471
                                 ---------------------------------

            Deferred
            Federal               (3,656)        (316)      (1,998)
            State                 (1,542)         (50)        (137)
            Foreign               (2,131)          28        1,835
                                 ---------------------------------
            Total deferred        (7,329)        (338)        (300)
                                 ---------------------------------
            Total tax expense    $11,405       $3,865      $19,171
                                 =================================


      Included in the federal income tax provisions for fiscal years 1999, 1998 and 1997 are approximately $1,480,000, $333,000 and $2,247,000 respectively, provided on foreign source income of approximately $9,451,000, $2,375,000, and $6,419,000 in 1999, 1998 and 1997, respectively for taxes which are payable in the United States.

      The total provision for income taxes included in the consolidated financial statements was as follows:

                                                   Years Ended
                                       ----------------------------------
                                       April 3,    March 28,    March 29,
                                         1999         1998         1997
                                       ----------------------------------
                                                 (in thousands)

            Continuing operations      $11,405     $ 3,865       $19,171
            Discontinued operations        (56)    (13,663)       (1,433)
                                       ---------------------------------
                                       $11,349     $(9,798)      $17,738
                                       =================================


      The tax effect of significant temporary differences composing the net deferred tax asset (liability) is as follows:

                                                Years Ended
                                           ---------------------
                                           April 3,    March 28,
                                             1999         1998
                                           ---------------------
                                               (in thousands)

        Discontinued operations            $ 2,170     $  9,800
        Depreciation                        (8,398)     (11,594)
        Amortization                        (3,285)      (3,348)
        Inventory                           10,292       12,079
        Accruals and reserves                6,601        5,690
        Other                                    0         (794)
        Net operating loss carryforward      4,966            0
        Foreign tax credits                  6,816            0
                                           --------------------
        Total net deferred taxes           $19,162     $ 11,833
                                           ====================


      At April 3, 1999, the company had U.S. net operating loss carryforwards of approximately $11,900,000 and foreign tax credits available of approximately $6,800,000. The tax attributes begin to expire in the year 2013 and the year 2003 respectively.

      The provision for income taxes from continuing operations differs from the amount computed by applying the 35% U.S. federal statutory income tax rate in 1999, 1998 and 1997, due to the following:

                                                   Years Ended
                                       ----------------------------------
                                       April 3,    March 28,    March 29,
                                         1999         1998         1997
                                       ----------------------------------
                                                 (in thousands)

Tax at federal statutory rate          $11,405      $1,563       $19,181
Difference due to:
Foreign sales corporation                   --          --        (1,605)
Difference between U.S. tax and
Foreign statutory rates                    109       1,904           167
State taxes, net of federal income
 tax benefit                               805          49         1,403
Other, net                                (914)        349            25
                                       ---------------------------------
Total                                  $11,405      $3,865       $19,171
                                       =================================


6.    COMMITMENTS AND CONTINGENCIES

      The Company leases facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require the Company to pay certain insurance expenses, maintenance costs and real estate taxes.

      For continuing operations, approximate future basic rental commitments under operating leases as of April 3, 1999 are as follows:

        Fiscal Year Ending                       (in thousands)
        ------------------

        2000                                        $ 4,727
        2001                                          3,472
        2002                                          2,294
        2003                                          1,164
        2004 and thereafter                             669
                                                    -------
                                                    $12,326
                                                    =======


      Rent expense for continuing operations in 1999, 1998, and 1997 was $4,456,000, $3,078,000, and $2,486,000, respectively.

      The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes, based on consultation with counsel, that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

7.    CAPITAL STOCK

      Treasury Stock

      During 1999, the company did not repurchase any shares of its common stock. During 1998, the Company repurchased 318,700 shares of its outstanding common stock at an average prevailing price of $17.47. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes.

      Stock Plans

      The Company has a long-term incentive stock option plan (the "Long-term Incentive Plan") under which a maximum of 4,025,064 shares of the Company's common stock may be issued pursuant to incentive and or non-qualified stock options and stock awards granted to key employees, consultants and advisers. The Long-term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more disinterested members of the Company's Board of Directors. The exercise price for non-qualified options granted under the Long-term Incentive Plan is determined by the Committee, but in no event shall such option price be less than 50% of the fair market value of the common stock at the time the option is granted. Incentive options may be granted at a price not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, generally between four and seven years and incentive options expire not more than ten years from the date of the grant. There were 919,534 shares available for future grant at April 3, 1999.

      The Company also has a non-qualified stock option plan under which a maximum of 500,000 shares of the Company's common stock may be issued to non-employee directors (the "Non-employee Plan"). The Non-employee Plan is administered by the Board of Directors. Options are granted at not less than the fair market value of the common stock on the date of grant, and expire not more than ten years from the date of grant. There were 414,000 shares available for future grant at April 3, 1999 under this plan. The Non-employee Plan was adopted by the Board of Directors in May of 1998 and subsequently approved by the shareholders at the 1998 annual meeting on July 22, 1998.

      The Company also has a stock option plan, which grants options to key employees for the purchase of common stock (the "Option Plan"). The Option Plan is administered by the Committee, which is empowered to grant either non-qualified or incentive stock options. Under the Option Plan, options to purchase up to 1,468,800 shares may be granted at a price, in the case of incentive options, not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, generally over 4 or 5 years, and incentive options expire not more than ten years from the date of grant. At the year ended April 3, 1999 there were 39,550 shares available for future grant.

      During fiscal year 1998, the Board of Directors approved a stock option re-pricing to $18.000 per share. On the date of the repricing, the fair market value of the Company's common stock was less than the option exercise price; therefore no compensation expense was recognized. The re-pricing affected 387,876 outstanding, and un-excercised stock options held by optionees other than members of the CEO's staff. The options were originally priced between $18.375 and $24.5625 with a weighted average price of $21.1536.

      The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 375,000 shares of common stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan. The Plan, which was effective November 1, 1998, was adopted by the Board of Directors in May of 1998 and subsequently approved by the shareholders at the 1998 annual meeting on July 22, 1998.

      The Purchase Plan provides for two "purchase periods" within each of the Company's fiscal years, the first commencing on November 1 of each calendar year and continuing through April 30 of such calendar year, and the second commencing on May 1 of each year and continuing through October 31 of such calendar year. Eligible employees may elect to become participants in the Purchase Plan for a purchase period by completing a stock purchase agreement prior to the first day of the purchase period for which the election is made. Shares are purchased through accumulation of payroll deductions (of not less than 2% nor more than 8% of compensation, as defined) with the number of whole shares determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

      During fiscal year 1999, there were no shares purchased under the Purchase Plan. During 1998, there were 39,082 shares purchased at a range of $11.90 to $15.94 per share under the Purchase Plan.

      The Company accounts for grants to employees and directors under these plans using APB Opinion No. 25, under which no compensation cost has been recognized for options granted at fair market value or for stock purchases made at a 15 percent discount. Had the compensation cost for these plans been determined consistent with the SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been the following pro forma amounts:

                                  1999             1998             1997
                                  ----             ----             ----

Net Income:    As Reported     $21,077,000     ($24,772,000)     $32,970,000
               Pro Forma       $18,200,000     ($28,071,000)     $31,526,000

Basic EPS:     As Reported        $0.79            $(0.93)          $1.21
               Pro Forma          $0.68            $(1.06)          $1.16

Diluted EPS:   As Reported        $0.78            $(0.93)          $1.20
               Pro Forma          $0.68            $(1.06)          $1.15


      For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                              1999       1998      1997
                              ----       ----      ----

Volatility                   33.6%      28.5%      28.3%
Risk-Free Interest Rate       5.5%       6.6%       6.5%
Expected Life of Options     7 yrs.     7 yrs.     7 yrs.


      The weighted average grant date fair value of options granted during 1999 and 1998 was approximately $7.857 and $7.663, respectively.

      The fair values of shares purchased under the Employee Stock Purchase Plan is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   1998       1997
                                   ----       ----

Volatility                        27.8%      28.3%
Risk-Free Interest Rate            5.5%       5.3%
Expected Life of Options          5 mos.     6 mos.


      There were no shares granted under the Purchase Plan in 1999. The weighted average grant-date fair value of the look-back option granted under the Purchase Plan was $4.13 in 1998.

      The effects of applying SFAS No. 123 for the purposes of providing pro forma disclosures may not be indicative of the effects on reported net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after April 2, 1995.

      A summary of stock option activity for the combined plans for the three years ended April 3, 1999 is as follows:

                                                    Weighted-
                                                     Average
                                  Number of         Exercise
                                    Shares       Price per Share
----------------------------------------------------------------

Outstanding at March 30, 1996      2,344,211         $16.333

Granted                              595,425         $18.018
Exercised                           (468,004)        $ 8.775
Terminated                          (208,601)        $17.239

Outstanding at March 29, 1997      2,263,031         $18.231

Granted                            1,918,871         $17.103
Exercised                           (103,298)        $14.959
Terminated                        (1,184,030)        $18.891

Outstanding at March 28, 1998      2,894,574         $17.450

Granted                            1,004,158         $16.731
Exercised                           (360,975)        $17.418
Terminated                          (541,805)        $17.552

Outstanding at April 3, 1999       2,995,952         $17.196


      The following table summarizes information about stock options outstanding at April 3, 1999

                                  Options Outstanding                  Options Exercisable
                        ----------------------------------------     ------------------------
                                         Weighted
                                          Average       Weighted                     Weighted
     Range of             Number         Remaining      Average        Number        Average
     Exercise           Outstanding     Contractual     Exercise     Exercisable     Exercise
      Prices             At 4/3/99         Life          Price        At 4/3/99       Price
---------------------------------------------------------------------------------------------

$14.4375 - $15.6250        793,144         8.25         $15.3733        239,214      $15.3906
$15.6563 - $17.4375        872,114         7.83         $16.8065        398,796      $16.8155
$17.5625 - $18.0000        871,164         7.11         $17.8509        367,025      $17.9955
$18.3750 - $24.5625        459,530         6.60         $19.8396        276,530      $20.4261
                         --------------------------------------------------------------------
       Total             2,995,952         7.54         $17.1960      1,281,565      $17.6665
                         =========                                    =========

8.    SAVINGS PLUS PLAN

      The Company's Savings Plus Plan is a 401k plan which allows employees to accumulate savings on a pretax basis. In addition, the Company makes matching contributions to the Plan based upon preestablished rates. The Company can also make additional discretionary contributions if approved by the Board of Directors. The Company's matching contributions amounted to approximately $1,387,000, $641,000 and $660,000 in 1999, 1998, and 1997,
respectively. On May 12, 1998, the Board of Directors approved a change to the matching calculation which took effect during fiscal year 1999. The new formula is a dollar for dollar match up to 6% of earnings (capped at $100,000 of earnings) per participant, per Plan year. The match for 1998 and 1997 represented the prior method of a dollar for dollar match up to $1,000 per participant, per Plan year.

      The Board of Directors declared discretionary contributions of approximately $1,100,000 for the Savings Plan year ended March 28, 1998. No discretionary contribution was made for the Savings Plan years ended April 3, 1999 and March 29, 1997.

      The Company has no material obligation for postretirement or postemployment benefits.

9.    RESTRUCTURING CHARGE

      The Company recorded a restructuring charge of $24.5 million related to the restructuring plans announced during the third quarter of fiscal 1998. The Company decided not to undertake certain rework and to terminate the manufacture of certain products. Additionally, the Company discontinued support for products which would have required additional investment to continue their useful lives. The Company also identified certain operations, which it closed, resulting in losses associated with the abandonment of certain leases and fixed assets, and the termination of certain employees.

      The $24.5 million charge consisted of $8.6 million related to the write-off of certain disposable and equipment inventories. These inventories and equipment were scrapped or abandoned in conjunction with decisions to discontinue a disposable rework program, and to exit certain product lines. The Company also recorded charges of $3.8 million related to the cost of exiting certain long term supply commitments for products, which the Company no longer plans to resell or use in its operations. Other assets totaling $3.8 million were written off which represented certain strategic investments in non-core businesses, which the Company no longer intends to pursue. The Company charged $2.1 million related to reserves for severance and other contractual obligations. These reserves and other restructuring costs were provided in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Finally, $6.2 million was related to the write down of certain property, plant and equipment, principally older generation commercial plasma equipment, which the Company no longer intends to support. This write down was computed using management's estimate of future cash flows to be provided by the equipment, and the costs to service the equipment, consistent with SFAS No. 121, "Impairment of Long Lived Assets".

      In fiscal year 1999, the Company made payments in connection with the termination of certain long-term supply agreements. There were no remaining restructuring reserves at April 3, 1999.

10.   DISCONTINUED OPERATIONS ("BBMS")

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5,325,000. Additionally, on May 2, 1999, the Company sold its one remaining center completing the divestiture of its BBMS business.

      The operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented.

      The operating losses for BBMS are detailed as follows, in thousands:

                                                                  Years Ended
                                                      ------------------------------------
                                                      April 3,     March 28,     March 29,
                                                        1999         1998          1997
                                                      --------     ---------     ---------

Net Revenues                                          $16,003      $ 18,046       $ 6,808
Gross Profit                                              188          (189)          598
Operating expenses:
  Research and Development                                 --           364           388
  Selling, general and administrative                   8,496        10,228         4,265
      Total operating expenses                          8,496        10,592         4,653
                                                      -----------------------------------
      Operating loss                                   (8,308)      (10,781)       (4,055)
                                                      -----------------------------------
  Other expense                                          (158)         (255)          (42)
  Tax benefit                                          (2,963)       (3,863)       (1,433)
                                                      -----------------------------------
Net loss                                              $(5,503)     $ (7,173)      $(2,664)
                                                      ===================================

Operating loss (net of taxes) charged to reserve      $ 5,401            --            --
Reflected on consolidated statement of operations     $   102      $  7,173       $ 2,664


      Other expense includes an allocation of corporate interest expense of approximately $158,000, $255,000 and $42,000, in the years ended 1999, 1998 and 1997, respectively. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

      The net loss on disposal of $18,200,000 includes a provision for estimated losses after taxes for BBMS of $5,195,000 from March 30, 1998 through disposal. With the divestiture complete, the Company anticipates that the remaining reserve is adequate.

      The remaining net assets of BBMS included in the consolidated balance sheet for April 3, 1999 and March 28, 1998 is as follows:

                                                   April 3,     March 28,
                                                     1999         1998
                                                   --------     ---------
                                                       (in thousands)

        Current assets                              $1,128       $ 5,167
        Net property, plant and equipment            1,075         8,217
        Other assets                                   129            39
                                                    --------------------
              Total assets                          $2,332       $13,423

        Current liabilities and accrued losses      $4,396       $15,760
        Other long-term liabilities                  1,350         1,450
                                                    --------------------
              Total liabilities                     $5,746       $17,210


11.   SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

Segment Definition Criteria

      The Company manages its business on the basis of one operating segment: the design, manufacture and marketing of automated blood processing systems. Haemonetics chief operating decision-maker uses consolidated results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which the company operates, are largely the same for all product lines.

Product and Service Segmentation

      The Company's principal product offerings include blood bank, surgical and plasma products.

      The blood bank products comprise machines and single use disposables that perform "apheresis," the separation of whole blood into its components and subsequent collection of certain components. The device used for blood component therapy is the MCS(R)+, mobile collection system.

      Surgical products comprise machines and single use disposables that perform intraoperative autologous transfusion ("IAT") or surgical blood salvage as it is more commonly known. Surgical blood salvage is a procedure whereby shed blood is cleansed and then returned back to a patient. The devices used to perform this are a full line of Cell Saver(R) autologous blood recovery systems.

      Plasma collection products are machines and disposables that, like blood bank, perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS(R)2.

      Years ended (in thousands)

                                           Blood Bank     Surgical     Plasma      Other       Total

      April 3, 1999
      -------------

      Revenues from external customers     $121,401       $62,117      $85,381    $13,246     $282,145

      March 28, 1998
      --------------

      Revenues from external customers      122,290        61,170       91,173     11,129      285,762

      March 27, 1997
      --------------

      Revenues from external customers      122,317        67,691       99,797     13,204      303,009


Geographical Segmentation

Years ended (in thousands)

April 3, 1999
-------------
                                Other       Total
                   United       North       North                    Other       Total
                   States      America     America       Japan       Asia         Asia

Sales             $ 87,931     $1,636      $ 89,567     $87,817     $16,044     $103,861
Total Assets       233,570        475       234,045      38,332      17,831       56,163
Long-Lived
 Assets             83,277        475       $83,752       8,867      14,675       23,542

Mar 28, 1998
------------
                                Other       Total
                   United       North       North                    Other       Total
                   States      America     America       Japan       Asia         Asia

Sales             $ 90,905     $2,199      $ 93,104     $82,860     $18,054     $100,914
Total Assets       212,707        558       213,265      37,265      18,424       55,689
Long-Lived
 Assets             98,717        558        99,275       5,613      16,432       22,045

Mar 27, 1997
------------
                                Other       Total
                   United       North       North                    Other       Total
                   States      America     America       Japan       Asia         Asia

Sales             $108,157     $1,866      $110,023     $83,333     $17,513     $100,846
Total Assets       211,551        508       212,059      35,966         656       36,622
Long-Lived
 Assets            122,951        508       123,459       8,502         656        9,158


Years ended (in thousands)

April 3, 1999
-------------
                                          United                              Other       Total         Total
                  Germany     France      Kingdom     Italy      Austria     Europe      Europe      Consolidated

Sales             $23,724     $21,852     $10,043     $8,291     $5,777      $19,030     $88,717       $282,145
Total Assets       11,063      14,037       4,389      9,767      2,865       24,030      66,151        356,359
Long-Lived
 Assets             2,980       1,131         600      1,987        614        7,407      14,719        122,013

Mar 28, 1998
------------
                                          United                              Other       Total         Total
                  Germany     France      Kingdom     Italy      Austria     Europe      Europe      Consolidated

Sales             $24,066     $22,426     $ 9,310     $7,795     $6,666      $21,481     $91,744       $285,762
Total Assets       10,806      14,177       4,638      8,559      2,581       26,978      67,739        336,693
Long-Lived
 Assets             3,010       1,561         389      1,973        763       10,398      18,094        139,414

Mar 27, 1997
------------
                                          United                              Other       Total         Total
                  Germany     France      Kingdom     Italy      Austria     Europe      Europe      Consolidated

Sales             $24,515     $21,902     $10,039     $8,006     $6,535      $21,143     $92,140       $303,009
Total Assets       14,320      16,900       5,535      9,317      2,453       23,268      71,793        320,474
Long-Lived
 Assets             4,883       2,315         409      1,975        831        9,265      19,678        152,295


Information about major customers

      Sales to one, unaffiliated Japanese customer amounted to $72,942,000, $65,644,000 and $62,359,000 for 1999, 1998 and 1997, respectively. As a percentage of total Company sales, this single customer's sales represented 20.6%, 23.0% and 25.9% of total sales for 1999, 1998 and 1997, respectively.



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Haemonetics Corporation:

      We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and subsidiaries as of April 3, 1999 and March 28, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 3, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haemonetics Corporation and subsidiaries as of April 3, 1999 and March 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 1999, in conformity with generally accepted accounting principles.

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


                                       ARTHUR ANDERSEN LLP

Boston, Massachusetts
April  26, 1999


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 27, 1999.

(b) The information concerning the Executive Officers of the Company, who are elected by and serve at the discretion of the Board of Directors, is as follows:

      JAMES L. PETERSON joined Haemonetics in 1980 as Director of European Operations. In 1982, he was promoted to Vice President and in 1988, to Executive Vice President. In 1994, Mr. Peterson was promoted to President, International Operations. In January, 1998 Mr. Peterson was elected President and Chief Executive Officer by the Board of Directors. Prior to joining Haemonetics he was employed by Hewlett-Packard Company in various management positions. Mr. Peterson has been a member of Haemonetics'
Board of Directors since 1985 and was elected to the position of Vice Chairman of Haemonetics' Board of Directors in April 1994.

      THOMAS A. ASLAKSON joined Haemonetics in 1986 and has served in many capacities with increasing responsibility. These positions include Cell Saver 4 Product Manager, Government Contracts Administrator, National Accounts Manager, Director of Field Service, Director of Marketing and
Director of Quality Assurance.   In 1994, Mr. Aslakson was promoted to Vice
President of Quality Assurance for Pittsburgh and Braintree. In December 1997, Mr. Aslakson was promoted to President, Surgical Business Division. Prior to Haemonetics Mr. Aslakson was employed with Cobe Laboratories, Lakewood, Colorado.

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

      YUTAKA SAKURADA, Ph.D. joined Haemonetics in 1991 as President of Haemonetics Japan and Vice President of Haemonetics Corporation. In April 1995, Dr. Sakurada was promoted to Senior Vice President of Haemonetics Corporation. Prior to joining Haemonetics, Dr. Sakurada was employed by Kuraray Plastics Co., Ltd. in Japan, where he was responsible for the planning, development, and establishment of medical products business. Dr. Sakurada has been a member of the Haemonetics Board of Directors since joining Haemonetics in 1991.

      RONALD J. RYAN joined Haemonetics in February 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Haemonetics Mr. Ryan was employed by Converse Inc., North Reading, Massachusetts, where his most recent position was Senior Vice President of Operations. Previously, Mr. Ryan was Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to Converse Inc., Mr. Ryan was employed with Bristol-Myers Squibb as Vice President of Finance and Business Planning for the Europe, Middle East and Africa Division. Prior to Bristol-Myers Squibb, Mr. Ryan was Vice President of Planning and Control International at American Can Company.

      ROBERT EBBELING joined Haemonetics in 1987 as Manager of Injection Molding and in December 1987 he became Manager, Molding and Lapping. In April 1988, Mr. Ebbeling was promoted to Manager, Bowls, Molding, and Lapping. In April, 1989 he became Director, Disposables Manufacturing. In January 1994, Mr. Ebbeling was promoted to Vice President, US Disposables Manufacturing. In April, 1995 he was named Vice President, Disposables Manufacturing. In August 1996, Mr. Ebbeling was promoted to Senior Vice President, Manufacturing. Prior to joining Haemonetics, Mr. Ebbeling was Vice President, Manufacturing, for Data Packaging Corporation, Somerset, Massachusetts.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 27, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 27, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      The following documents are filed as a part of this report:

(a)   Financial Statements are included in Part II of this report

      Financial Statements required by Item 8 of this Form

        Consolidated Statements of Operations               27
        Consolidated Balance Sheets                         28
        Consolidated Statements of Stockholders' Equity     29
        Consolidated Statements of Cash Flows               30
        Notes to Consolidated Financial Statements          31
        Report of Independent Public Accountants            46

      Schedules required by Article 12 of Regulation S-X

      II  Valuation and Qualifying Accounts                 52

      All other schedules have been omitted because they are not applicable or not required.

(b)   Reports on Form 8-K
      None

(c)   Exhibits required by Item 601 of Regulation S-K are listed in the
      Exhibit Index at page 50, which is incorporated herein by reference.


                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAEMONETICS CORPORATION

                                       By: /s/ Sir Stuart Burgess
                                           -----------------------------
                                           Sir Stuart Burgess
                                           Chairman

                                       By: /s/ James L. Peterson
                                           -----------------------------
                                           James L. Peterson,  President
                                           and Chief Executive Officer

June 7, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                  Title                         Date
        ---------                                  -----                         ----

/s/ Sir Stuart Burgess         Chairman of the Board                             June 7, 1999
---------------------------
Sir Stuart Burgess

/s/ James L. Peterson          President and Chief Executive Officer             June 7, 1999
---------------------------
James L. Peterson               Director

/s/ Ronald J. Ryan             Sr. Vice President of Finance                     June 7, 1999
---------------------------
Ronald J. Ryan                  and Chief Financial Officer,
                                (Principal Financial and Accounting Officer)

/s/ Yutaka Sakurada            Sr. Vice President Haemonetics Corp.              June 7, 1999
---------------------------
Yutaka Sakurada                and President, Haemonetics Japan
                               Director

/s/ Benjamin L. Holmes         Director                                          June 7, 1999
---------------------------
Benjamin L. Holmes

/s/ Jerry E. Robertson         Director                                          June 7, 1999
---------------------------
Jerry E. Robertson

/s/ Donna C. E. Williamson     Director                                          June 7, 1999
---------------------------
Donna C. E. Williamson

/s/ Colin Lind                 Director                                          June 7, 1999
---------------------------
Colin Lind

/s/ Harvey G. Klein            Director                                          June 7, 1999
---------------------------
Harvey G. Klein


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

10.   Material  Contracts
      10A* The 1990 Stock Option Plan, as amended (filed as Exhibit 4A to the Company's Form S-8 No. 33-42006 and incorporated herein by reference).
      10B* Form of Option Agreements for Incentive and Non-qualified Options (filed as Exhibit 10B to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
      10C* Note and Mortgage dated August 7, 1990 between the Company and John Hancock Mutual Life Insurance Company relating to the Braintree facility (filed as Exhibit 10H to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
      10D* Credit Facility with Swiss Bank Corporation (filed as Exhibit 10J to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
      10E* Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as
            Exhibit 10K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
      10F* Lease dated July 3, 1991 between Trinet Property Management Inc. and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10G* Amendment No. 1 to Lease dated July 3, 1991 between Trinet Property Management Inc. and the Company for the child care facility (filed as Exhibit 10N to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10H* Bank Overdraft Facility between The Sumitomo Bank and the Company with an annual renewal beginning February 28, 1993 (filed as Exhibit 10O to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10I* Bank Overdraft Facility between The Mitsubishi Bank and the Company with an annual renewal beginning June 30, 1993 (filed as Exhibit 10P to the Company's Form 10-K, No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10J* Short-term Loan Agreement between The Mitsubishi Bank and the Company renewable every three months (filed as Exhibit 10Q to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10K* Amendment No. 2 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company (filed as
            Exhibit 10S to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10L*  Real Estate purchase agreement dated May 1, 1994 between 3M UK
            Holding PLC and the Company (filed as Exhibit 10AA to the
            Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10M* 1992 Long-Term incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10N* Real Estate purchase agreement dated September 30, 1994 between The Midland Mutual Life Insurance Company and the Company (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10O* Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10P* Asset Purchase Agreement dated as of July 18, 1995 between DHL Laboratories and the Company (filed as Exhibit 10AF to the Company's Form 10-K No. 1-10730 for the year ended March 30, 1996 and incorporated herein by reference).
      10Q* First Amendment to lease dated July 17,1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
      10R* Revolving Credit Agreement among Mellon Bank, N.A., the First National Bank of Boston and Haemonetics Corporation dated as of October 1, 1996. (filed as Exhibit 10E to the Company's Form 10-K No. 1-10730 for the year ended March 29, 1997 and incorporated herein by reference).
      10S* Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10T*  $40,000,000 Revolving Credit Facility Among Mellon Bank, N.A.
            For Itself and as Agent BankBoston, N.A.   and The Sanwa Bank,
            Limited to Haemonetics Corporation. (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended June 28, 1997 and incorporated herein by reference).
      10U* Note Purchase agreement whereby Haemonetics Corporation authorized sale of $40,000,000, 7.05% Senior Notes due October 15, 2007. (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 27, 1997 and incorporated herein by reference).
      10V* First Amendment, dated December 26, 1997 to the Revolving Credit Agreement, dated June 25, 1997, among Haemonetics Corporation and Mellon Bank N.A. (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended December 27, 1997 and incorporated herein by reference).
      10W* Second Amendment, dated April 30, 1998 to the Revolving Credit Agreement, dated June 25, 1997, among Haemonetics Corporation and Mellon Bank N.A. . (filed as Exhibit 10Y to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10X* 1998 Employee Stock Purchase Plan. (filed as Exhibit 10Z to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10Y*  1998 Stock Option Plan for Non-Employee Directors. (filed as
            Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10Z* Lease, dated July 29, 1997 between New Avon Limited Parnership and the Company for the property in Avon, Massachusetts. . (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10AA Agreement on Bank Transactions between Haemonetics Corporation and the Bank of Tokyo-Mitsubishi, Ltd. dated February 14, 1985.

21.  Subsidiaries of the Company
23.  Consent of the Independent Public Accountants
27   Financial Data Schedule


[FN]
--------------------
<F*>   Incorporated by reference.

                   (All other exhibits are inapplicable.)

                                                                SCHEDULE II

                           HAEMONETICS CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)

                                          Balance at     Charged to     Write-Offs      Balance at
                                          Beginning      Costs and        (Net of          End
                                          of Period       Expenses      Recoveries)     of Period
                                          ----------     ----------     -----------     ----------

For the Year Ended April 3, 1999

      Allowance for Doubtful Accounts      $   818        $   687       ($   758)        $   747
      Restructuring Reserve                  1,706              0         (1,706)              0
      Discontinued Operations Reserve       28,000              0        (22,384)          5,616

For the Year Ended March 28, 1998

      Allowance for Doubtful Accounts          961            263           (406)            818
      Restructurring Reserve                     0         24,500        (22,794)          1,706
      Discontinued Operations Reserve            0         28,000              0          28,000

For the Year Ended March 29, 1997

      Allowance for Doubtful Accounts          984            431           (454)            961