Form 10-Q
period 1999-07-03
HAEMONETICS CORP
filed 1999-08-12
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:  July  3, 1999      Commission File Number:  1-10730
                        -------------                               -------

                           HAEMONETICS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Massachusetts                              04-2882273
---------------------------------------------------------------------------
  (State or other jurisdiction                   (I.R.S. Employer
      Identification No.)               of incorporation or organization)

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


                          Yes   [X]      No   [ ]
                                ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          26,441,838 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                                July 3, 1999
                                ------------

                           HAEMONETICS CORPORATION
                                    INDEX

                                                                     PAGE
                                                                     ----

PART I.  Financial Information

      Consolidated Statements of  Operations -                          2
       Three  Months Ended July 3, 1999
        and July 4, 1998

      Consolidated Balance Sheets - July 3, 1999                        3
       and April 3, 1999

      Consolidated Statements of Stockholders' Equity -                 4
       Three Months Ended July 3, 1999

      Consolidated Statements of Cash Flows -                           5
       Three Months Ended July 3, 1999 and July 4, 1998

      Notes to Consolidated Financial Statements                     6-10

      Management's Discussion and Analysis of
       Financial Condition and Results of Operations                11-20

PART II.  Other Information                                            21

      Signatures                                                       22


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                       Three Months Ended
                                                     -----------------------
                                                      July 3,        July 4,
                                                       1999           1998
                                                     -----------------------


Net revenues                                         $69,122        $71,996
Cost of goods sold                                    36,305         36,026
                                                     ----------------------
Gross profit                                          32,817         35,970

Operating expenses:
  Research and development                             3,623          3,803
  Selling, general and administrative                 20,744         24,864
                                                     ----------------------
      Total operating expenses                        24,367         28,667
                                                     ----------------------

Operating income                                       8,450          7,303

  Interest  expense                                   (1,015)          (979)
  Interest income                                      1,117          1,083
  Other income, net                                      232            220
                                                     ----------------------

Income from continuing operations
before provision for income taxes                      8,784          7,627

Provision for income taxes                             2,811          2,670
                                                     ----------------------

Earnings from continuing operations                  $ 5,973        $ 4,957
                                                     ======================


Discontinued operations:

  Loss from operations, net of income tax
   benefit of $0 in 1999 and ($31) in 1998                 0            (57)
                                                     ----------------------

Net Income                                           $ 5,973        $ 4,900
                                                     ======================

Basic income(loss) per common share
  Continuing operations                              $ 0.223        $ 0.186
  Discontinued operations                              0.000         (0.002)
    Net income                                         0.223          0.184

Income(loss) per common share assuming dilution
  Continuing operations                              $ 0.223        $ 0.186
  Discontinued operations                              0.000         (0.002)
      Net income                                       0.223          0.184

Weighted average shares outstanding
  Basic                                               26,729         26,585
  Diluted                                             26,830         26,627

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)

                                                      July 3,      April 3,
                    ASSETS                             1999          1999
                                                    -----------------------

Current assets:
  Cash and short term investments                   $ 53,297       $ 56,319
   Accounts receivable, less allowance of
    $780 at July 3, 1999  and $747 at
     April 3, 1999                                    58,627         62,975
  Inventories                                         57,757         59,773
  Current investment in sales-type
   leases, net                                        11,198         12,303
  Deferred tax asset                                  29,325         29,741
  Other prepaid and current assets                     7,755         10,211
                                                    -----------------------
      Total current assets                           217,959        231,322
                                                    -----------------------
Property, plant and equipment                        172,116        178,066
  Less accumulated depreciation                       89,946         95,050
                                                    -----------------------
Net property, plant and equipment                     82,170         83,016
Other assets:
  Investment in sales-type leases, net
   (long term)                                        24,576         24,716
  Distribution rights, net                            10,439         10,518
  Other assets, net                                    6,674          6,787
                                                    -----------------------
         Total other assets                           41,689         42,021
                                                    -----------------------
      Total assets                                  $341,818       $356,359
                                                    =======================


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities
   of long-term debt                                $  9,034       $  6,645
  Accounts payable                                     9,529         10,666
  Accrued payroll and related costs                    8,157          9,229
  Accrued income taxes                                17,383         21,850
  Other accrued liabilities                           13,676         17,476
  Current liabilities and accrued
   losses net of current assets of
    discontinued operations                            2,695          3,268
                                                    -----------------------
      Total current liabilities                       60,474         69,134
                                                    -----------------------
Deferred income taxes                                 11,295         11,684
Long-term debt, net of current maturities             52,399         52,526
Other long-term liabilities                            1,576          1,008
Long-term liabilities, net of long-term
 assets of discontinued operations                       ---            146
Stockholders' equity:
  Common stock, $.01 par value;
   Authorized - 80,000,000 shares;
    Issued 29,706,373 shares at July 3, 1999;
     29,702,623 shares at April 3, 1999                  297            297
  Additional paid-in capital                          65,586         65,504
  Retained earnings                                  217,762        211,834
  Cumulative translation adjustments                 (12,306)        (9,825)
                                                    -----------------------
Stockholders' equity before treasury stock           271,339        267,810
  Less: treasury stock 3,264,535 shares at
   cost at July 3, 1999 and 2,756,969
   shares at cost at April 3, 1999                    55,265         45,949
                                                    -----------------------
      Total stockholders' equity                     216,074        221,861
                                                    -----------------------
      Total liabilities and stockholders'
       equity                                       $341,818       $356,359
                                                    =======================
Supplemental disclosure of balance sheet
 information:
      Net debt                                        $8,136       $  2,852

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)

                                   Common Stock   Additional                         Cumulative       Total
                                   ------------    Paid-in     Treasury   Retained   Translation   Stockholders'   Comprehensive
                                   Shares   $'s    Capital      Stock     Earnings   Adjustment       Equity          Income
                                   ----------------------------------------------------------------------------------------------


Balance, April 3, 1999             29,703   $297   $65,504    ($45,949)   $211,834    ($9,825)      $221,861
                                   =======================================================================================

  Employee stock purchase
   plan                               ---    ---                   230         (45)       ---            185
  Exercise of stock options
   and related tax benefit              4      0        82         ---         ---        ---             82
  Purchase of treasury stock          ---    ---       ---      (9,546)        ---        ---         (9,546)
  Net income                          ---    ---       ---         ---       5,973        ---          5,973       $5,973
  Foreign currency
   translation adjustment             ---    ---       ---         ---         ---     (2,481)        (2,481)      (2,481)
                                                                                                                   ------
  Comprehensive income                ---    ---       ---         ---         ---        ---            ---       $3,492
                                   --------------------------------------------------------------------------------======

Balance, July 3, 1999              29,707   $297   $65,586    ($55,265)   $217,762   ($12,306)      $216,074
                                   =========================================================================


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited-in thousands)

                                                        Three Months Ended
                                                     -----------------------
                                                      July 3,       July 4,
                                                       1999          1998
                                                     -----------------------


Cash Flows from Operating Activities:
  Net income                                         $ 5,973        $ 4,900
  Less net loss from discontinued operations               0            (57)
                                                     ----------------------
  Net income from continuing operations                5,973          4,957
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Non cash items:
    Depreciation and amortization                      7,359          5,128
    Deferred tax benefit                                   1           (261)
    Other                                                234          1,665

Change in operating assets and liabilities:
  Decrease in accounts receivable - net                3,216          1,574
  (Increase) decrease in inventories                   1,234         (2,881)
  (Increase) decrease in sales-type
   leases (current)                                      637           (876)
  Decrease in prepaid income taxes                     1,208          7,725
  (Increase) decrease in other assets                    938         (1,464)
  Decrease in accounts payable, accrued
    expenses and other current
     liabilities                                      (9,461)         (2,31)
                                                     ----------------------
  Net cash provided by operating
   activities, continuing operations                  11,339         13,196
                                                     ----------------------
  Net cash provided by (used in)
   operating activities, disco                        (4,281)        (2,306)
                                                     ----------------------
      Net cash provided by operating
       activities                                      7,058         10,890

Cash Flows from Investing Activities:
  Capital expenditures on property, plant
   and equipment, net of retirements
   and disposals                                      (6,942)        (3,834)
  Net decrease in sales-type leases
   (long-term)                                           562          2,750
                                                     ----------------------
  Net cash (used in) investing
   activities, continuing operations                  (6,380)        (1,084)
                                                     ----------------------
  Net cash provided by (used in)
   investing activities, discontinued                  3,562           (186)
                                                     ----------------------
  Net cash used in investing activities               (2,818)        (1,270)

Cash Flows from Financing Activities:
  Payments on long-term real
   estate mortgage                                       (62)           (50)
  Net increase (decrease) in
   short-term revolving credit agreements              2,444         (5,038)
  Net decrease in long-term
   credit agreements                                     (20)        (2,083)
  Employee stock purchase plan                           185              0
  Exercise of stock options and
   related tax benefit                                    82             24
  Purchase of treasury stock                          (9,546)             0
                                                     ----------------------
       Net cash provided by (used in)
        financing activities                          (6,917)        (7,147)

Effect of exchange rates on cash and
 cash equivalents                                       (345)            16
                                                     ----------------------
Net increase (decrease) in cash and
 cash equivalents                                     (3,022)         2,489

Cash and cash equivalents at beginning
 of period                                            56,319         21,766
                                                     ----------------------
Cash and cash equivalents at end of period           $53,297        $24,255
                                                     ======================

Supplemental disclosures of cash
 flow information:
  Net decrease in cash and cash
   equivalents, discontinued operations              $  (719)       $(2,492)
  Net increase (decrease) in cash and
   cash equivalents, continued                       $(2,303)       $ 4,981
  Increase (decrease)  in net debt                   $ 5,384        $(9,660)
  Interest paid                                      $ 1,674        $   444
  Income taxes paid (refunded)                       $ 3,835        $(7,416)
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


2.  FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2000 includes 52 weeks with the first quarter, ended July 3, 1999 including 13 weeks. Fiscal year 1999 included 53 weeks as compared to the normal 52 weeks. The additional week was added to the first quarter ended July 4, 1998 which, as a result, included 14 weeks.


3.  COMPREHENSIVE INCOME

      In June 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income." SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. Currently, the Company's non-owner changes in equity are the foreign currency translation adjustments, which totaled ($12.3) million and ($9.8) million at July 3, 1999 and April 3, 1999, respectively.


4.  NEW PRONOUNCEMENTS

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, or in the case of a hedge of a forecasted probable transaction, a derivative's gains and losses are included in other comprehensive income until the transaction is consummated. Additionally, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The impacts of adopting SFAS No. 133 on the Company's financial statements or the timing of adoption of SFAS No. 133 have not been determined. However, it is expected that the derivative financial instruments acquired in connection with the Company's hedging program will continue to qualify for hedge accounting.


5.  FOREIGN CURRENCY

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Net revenues and costs and expenses are translated at average rates in effect during the year. The effects of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income (expense) in the consolidated statement of operations in 2000 and 1999 are $2,000 and ($180,000), respectively, in foreign currency transaction gains (losses).

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

      At July 3, 1999 and July 4, 1998, the Company had forward exchange contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $143,360,000 and $91,675,000 respectively. Of the respective balances, $49,694,000 and $17,707,000 represented contracts related to intercompany receivables that settled within 35 days. The balance of the contracts relate to firm sales commitments. Gross unrealized gains and losses from hedging firm sales commitments, based upon current forward rates, were a $4,117,000 gain and a ($2,477,000) loss at July 3, 1999 and a $5,097,000 gain at July 4, 1998. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at July 3, 1999 will be offset by the foreign exchange effect on sales of products to international customers in future periods.

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

      Inventories consist of the following:

                                         July  3,            April 3,
                                          1999                1999
                                        -----------------------------
                                                (in thousands)

            Raw materials               $13,703              $14,497
            Work-in-process               4,980                5,106
            Finished goods               39,074               40,170
                                        ----------------------------
                                        $57,757              $59,773
                                        ============================

7.  NET INCOME PER SHARE

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

                                                 For the three months ended
                                                 --------------------------
                                                   July 3,        July 4,
                                                    1999           1998
                                                   ----------------------

Basic EPS
---------
Net Income(loss)                                   $ 5,973        $ 4,900

Weighted Average Shares                             26,729         26,585
                                                   ----------------------
Basic income(loss) per share                       $  .223        $  .184
                                                   ----------------------

Diluted EPS
-----------
Net Income(loss)                                   $ 5,973        $ 4,900

Basic Weighted Average shares                       26,729         26,585
Effect of Stock options                                101             42
                                                   ----------------------

Diluted Weighted Average shares                     26,830         26,627
                                                   ----------------------

Diluted income(loss) per share                     $  .223        $  .184
                                                   ----------------------

8.  DISCONTINUED OPERATIONS

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5,325,000. Additionally, on May 2, 1999, the Company sold its one remaining center completing the divestiture of its BBMS business.

      The operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. For the three months ended July 3, 1999, the operating loss for BBMS of $593 was charged to the discontinued operations provision established in the fourth quarter of fiscal year 1998. Effective May 1999, all blood centers within BBMS have been divested.

      The operating losses for BBMS are detailed as follows, in thousands:

                                                       July 3,      July 4,
                                                        1999         1998
                                                     -----------------------
                                                          (in thousands)

Net Revenues                                           $ 413         $6,091
Gross Profit                                             (24)           260

Operating expenses:
  Research and Development                                 0              0
  Selling, general and administrative                    569          2,934
                                                       --------------------
      Total operating expenses                           569          2,934
      Operating loss                                    (593)        (2,674)
  Other expense                                           --            (88)
  Tax benefit                                           (190)          (967)
                                                       --------------------
Net  loss                                               (403)        (1,795)

Operating loss (net of taxes)
 charged  to reserve                                     403          1,738
                                                       --------------------
Reflected on Consolidated
 Statement of Operations                               $ ---         $  (57)
                                                       ====================

      Other income(expense) includes an allocation of corporate interest expense of approximately $88,000 for the three months ended July 4, 1998.
No interest was allocated for the three months ended July 3, 1999 as all blood centers have been divested effective May 1999. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

      The remaining obligations relate primarily to severance and operating lease commitments. With the divestiture complete, the Company anticipates that the remaining reserve is adequate.

      The remaining net assets of BBMS included in the consolidated balance sheet for July 3, 1999 and April 3, 1999 are as follows:

                                                       July 3,      April 3,
                                                        1999          1999
                                                     -----------------------
                                                          (in thousands)

Current Assets                                        $  165         $1,128
Net property, plant and equipment                         --          1,075
Other assets                                              --            129
                                                      ---------------------
      Total assets                                    $  165         $2,332

Current liabilities and accrued losses                $2,860         $4,396
Other long-term liabilities                               --          1,350
                                                      ---------------------
      Total liabilities                               $2,860         $5,746


9.  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

Surgical products comprise machines and single use disposables that perform intraoperative autologous transfusion ("IAT") or surgical blood salvage as it is more commonly known. Surgical blood salvage is a procedure whereby shed blood is cleansed and then returned back to a patient. The devices used to perform this are a full line of Cell Saver(R)autologous blood recovery systems.

Plasma collection products are machines and disposables that, like blood bank, perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS(R)2.

Three months ended (in thousands)

      July  3, 1999                         Blood Bank      Surgical      Plasma      Other       Total
      -------------                         ----------      --------      ------      -----       -----

      Revenues from external customers        29,051         15,851       21,684      2,536      69,122

      July 4, 1998
      ------------

      Revenues from external customers        29,652         16,831       21,738      3,775      71,996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

      The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:

                            Percentage of Net Revenues    Percentage Increase
                                Three Months Ended        Three Months Ended
                         -------------------------------  -------------------
                         July  3, 1999      July 4, 1998       1999/98
-----------------------------------------------------------------------------

Net revenues                  100.0%            100.0%           4.0%
Cost of goods sold             52.5              50.0            0.8
                              --------------------------------------
Gross Profit                   47.5              50.0           (8.8)
Operating Expenses:
  Research and development      5.3               5.3           (4.7)
  Selling, general and
   administrative              30.0              34.5          (16.6)
                              --------------------------------------
      Total operating
       expenses                35.3              39.8          (15.0)
  Operating income             12.2              10.1           15.7
  Interest expense             (1.5)             (1.4)           3.7
  Interest income               1.6               1.5            3.1
Other income                     .3               0.3            5.4
                              --------------------------------------
Income from continuing
 operations before
  provision for
   income taxes                12.6              10.6           15.2
Provision for income
 taxes                          4.0               3.7            5.3
                              --------------------------------------
Earnings from
 continuing operations          8.6%              6.9%          20.5%
                              ======================================

Three Months Ended July 3, 1999 Compared to Three Months Ended July 4, 1998

Net Revenue Summary
-------------------
  (in thousands)
-------------------

                                                       Percent Increase / (Decrease)
                                                   ------------------------------------
By geography:                                                          On a comparable*
                                                   Actual dollars     basis at constant
                         1999           1998        as reported            currency
                       ----------------------------------------------------------------

United States          $22,520        $23,013          (2.1)%               5.4%

International           46,602         48,983          (4.9)                9.2
                       --------------------------------------------------------

Net revenues           $69,122         71,996          (4.0)%               7.9%

                                                       Percent Increase / (Decrease)
                                                   ------------------------------------
By product type:                                                       On a comparable*
                                                   Actual dollars     basis at constant
                         1999           1998        as reported            currency
                       ----------------------------------------------------------------

Disposables            $62,119        $64,470        (3.6)%                 8.7%

Misc & service           2,536          3,775       (32.8)                (25.1)

Equipment                4,467          3,751        19.1                  27.2
                       --------------------------------------------------------

Net revenues           $69,122        $71,996        (4.0)%                 7.9%

                                                       Percent Increase / (Decrease)
Disposables                                        ------------------------------------
By product line:                                                       On a comparable*
                                                   Actual dollars     basis at constant
                         1999           1998        as reported            currency
                       ----------------------------------------------------------------

Surgical               $14,564        $14,908        (2.3)%                 8.1%
Blood bank**            27,050         27,991        (3.4)                 11.0
Plasma                  20,505         21,571        (4.9)                  6.3

                       --------------------------------------------------------
Disposable revenues     62,119         64,470        (3.6)%                 8.7%

<F*>  Comparable Basis Adjustments
      Adjustments made for comparison purposes only were as follows:

      All Profit and Loss Statement Items
      To make 1998 comparable with 1999, the additional (14th) week in Q1 of 1998 was removed.

      Operating Expenses
      To make 1998 comparable with 1999, the settlement cost relating to litigation included in SG&A expenses in Q1 of 1998 was removed.

<F**> Includes red cell disposables

Three months ended July 3, 1999 compared to three months ended July 4, 1998

Net Revenues

      Net revenues in 1999 decreased 4.0% to $69.1 million from $72.0 million in 1998. With currency rates held constant and reflected on a comparable basis, net revenues increased 7.9% from 1998 to 1999. Disposable sales decreased approximately 3.6% year over year at actual rates. With currency rates held constant, disposable sales on a comparable basis increased 8.7%. The 8.7% increase was a result of growth in all three product lines, worldwide surgical 8.1%, worldwide blood bank 11.0% and worldwide plasma 6.3%. Constant currency sales of disposable products on a comparable basis, excluding service and other miscellaneous revenue, accounted for approximately 89% and 90% of net revenues for 1999 and 1998, respectively. Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 3.6% and 5.2% of the Company's net revenues, at constant currency, for 1999 and 1998, respectively. Equipment revenues increased approximately 19.1% from $3.8 million in 1998. With currency rates held constant and reflected on a comparable basis, equipment revenues increased 27.2% from 1998 to 1999. The equipment increase was primarily attributable to sales of equipment in Asia. International sales as reported accounted for approximately 67% and 68% of net revenues for 1999 and 1998, respectively.

Gross profit

      Gross profit of $32.8 million in 1999 decreased $3.2 million from $36.0 million 1998. At constant currency rates and with gross profit reflected on a comparable basis, gross profit as a percent of sales decreased slightly by 0.3% and increased in dollars by $2.3 million from 1998 to 1999. The Company's Customer Oriented Redesign for Excellence or CORE Program contributed approximately $0.5 million to this improvement in gross profit through labor savings.

Expenses

      The Company expended $3.6 million (5.2% of net revenues) on research and development in 1999 and $3.8 million (5.3% of net revenues) in 1998. At constant currency rates and with research and development reflected on a comparable basis, research and development as a percent of sales decreased slightly by 0.4% and remained unchanged in dollars from 1998 to 1999.

      Selling, general and administrative expenses decreased to $20.7 million in 1999 from 24.9 million in 1998. At constant currency rates and with selling, general and administrative reflected on a comparable basis, selling, general and administrative expenses increased $0.8 million, but decreased 0.9% as a percent of sales from 1998 to 1999.

Operating Income

      Operating income as a percentage of net revenues increased 2.1 percentage points to 12.2% in 1999 from 10.1% in 1998. At constant currency rates and reflected on a comparable basis, operating income, as a percent of sales, increased 1.2% from 1998 or $1.5 million. The $1.5 million increase in operating income resulted from gross profit improvements.

Other Income and Expense

      Interest expense, interest income and other income were relatively unchanged from 1998 to 1999.

Taxes

      The provision for income taxes, as a percentage of pretax income, was lowered by the Company from 35.0% in 1998 to 32.0% in 1999. The Company expects the provision rate to remain at 32.0% for the full 12 months of fiscal 2000. Contributing to the decrease in the tax rates was a decrease in the Japanese statutory tax rate, the allocation of income between jurisdictions and greater utilization of foreign sales corporation benefits.

Results of Discontinued Operations (Blood Bank Management Services, "BBMS")

Three Months Ended July 3, 1999 Compared to Three Months Ended July 4, 1998

      As a result of the divestiture of all BBMS centers effective May 1999, financial activity for Q1 1999 was minimal. Net revenues in 1999 decreased 93% to $0.4 million in 1999. Gross profit (loss) decreased to $(24.0) thousand in 1999 from $0.3 million in 1998 and operating losses decreased to $(0.4) million in 1999.

Liquidity and Capital Resources

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, acquisitions, new business development and working capital.

      During the three months ended July 3, 1999, the Company decreased its cash balances, before the effect of exchange rates, by $2.7 million from operating, investing and financing activities which represents a decrease of $5.2 million from the $2.5 million generated by the Company's operating, investing and financing activities during the three months ended July 4, 1998. The decrease was largely a result of an increase of $5.4 million in net cash utilized by the Company's operating and investing activities offset by $0.2 million of additional cash provided by the Company's financing activities.

Operating Activities:

      The Company generated $11.3 million in cash from operating activities of continuing operations in 1999 as compared to $13.2 million utilized during 1998. The $1.9 million decrease in operating cash flow from continuing operations was a result of $2.1 million increase in net income adjusted for non cash items, $1.6 million in account receivables; a $5.6 million decrease in inventory and short-term sales-type leases and a $2.4 million decrease in other assets. These increased sources of cash were offset by a $6.5 million decrease recorded to the prepaid income tax account and a $7.1 million decrease in accounts payable, accrued expenses (including $4.5 million reduction in accrued income taxes) and other current liabilities.

      During 1999, the Company's discontinued operations utilized $4.3 million in operating cash flows, an increase of $2.0 million over the $2.3 million of uses in 1998.

Investing Activities

      The Company utilized $6.4 million in cash for investing activities from continuing operations in 1999, an increase of $5.3 million from 1998. During the three months ended July 3, 1999, the Company incurred $6.9 million in capital expenditures net of retirements and disposals. Included in this amount is a $0.4 million net investment in long-term demonstration assets. During the three months ended July 4, 1998, the Company utilized $3.8 million for capital expenditures net of retirements and disposals, including $0.2 million of net retirements for long-term demonstration assets. Finally, the Company reduced its investment in long-term sales-type leases by $0.6 million in the first quarter of fiscal 1999, compared with decreased investment of $2.8 million during the first quarter of fiscal 1999.

      During the three months ended July 3, 1999, discontinued operations provided $3.6 million in cash. This reflects a decrease in capital investing of $3.8 million compared to the $0.2 million invested during the three months ended July 4, 1998.

Financing Activities:

      During the three months ended July 3, 1999, the Company's net debt increased $5.4 million, a $15.0 million increase as compared to the three months ended July 4, 1998. This $15.0 million increase stems from the operating and investing activities in 1999 which provided $5.4 million less cash than 1998 and the Company's repurchase in 1999 of 521,337 shares of common stock for its treasury for a cost of $ 9.6 million.

      At July 3, 1999, the Company had working capital of $157.5 million. This reflects an decrease of $4.7 million in working capital for the three months ended July 3, 1999. The Company believes its sources of cash are adequate to meet its projected needs.

Recent Accounting Pronouncements

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, or in the case of a hedge of a forecasted probable transaction, a derivative's gains and losses are included in other comprehensive income until the transaction is consummated. Additionally, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The impacts of adopting SFAS No. 133 on the Company's financial statements or the timing of adoption of SFAS No. 133 have not been determined. However, it is expected that the derivative financial instruments acquired in connection with the Company's hedging program will continue to qualify for hedge accounting.

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

State of Readiness

      Haemonetics has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do, the Company believes that it is on track towards a timely completion. Overall Haemonetics believes that it has completed the inventory of systems and non-systems related Year 2000 exposures. The Company continues to make
progress in remediating known Year 2000 exposures.   The Company will
develop additional remediation approaches as issues are identified.

      Internal Systems (IT)

            The process Haemonetics is following to achieve
      Year 2000 compliance for internal IT systems is as follows:

      1. Develop an inventory of all IT components (hardware, software)
      2. Determine the Year 2000 compliance status of each
      3. Determine the importance of Year 2000 compliance for each component (implications of failure)
      4. Prioritize non-compliant components based on importance
      5. Determine method to be used to achieve compliance for each component (modify, replace, cease use)
      6. Complete the planned action
      7. Test the component

      The inventory of all IT components in use throughout the Company has been completed. The assessment of Year 2000 status for all components has been completed. Fifteen systems, all commercial packages, are used company-wide for business transaction processing and accounting. All fifteen systems are Year 2000 compliant. The Company has identified 326 other business applications in use by the Company that are less critical. Of these systems 323 are currently compliant. Year 2000 compliance of the remaining three applications is expected by August 31, 1999. The Company has completed an assessment of its 1,019 pieces of IT infrastructure (servers, networks, phone systems, system software). Currently 1,016 pieces are Year 2000 compliant. The Company intends to have the remaining three systems, which are phone systems, Year 2000 compliant by August 31, 1999. In addition, the Company is in the process of a second round of testing for critical components of infrastructure and applications that have been assessed as compliant.

Suppliers

      The Company is in the process of communicating with its external vendors of goods and services to gain an understanding of their state of Year 2000 readiness and their ability to maintain an uninterrupted supply to Haemonetics. The Company has sent letters to over 1,000 vendors outlining its approach towards the Year 2000 issue and asking for the vendors' commitment to resolve any issues they may have. They have also been asked to complete a short questionnaire and to inform us of any known compliance issues. The Company has received many responses to the questionnaire and is in the process of reviewing them. The Company has sent a detailed questionnaire to vendors it views as critical to its business.
A critical vendor is one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for Haemonetics goods and/or services. Senior management members are coordinating the identification of these vendors for their respective business units. Many of these vendors have been contacted and requested to complete the detailed questionnaire on Year 2000. The Company anticipates contacting the remaining critical
vendors as part of its contingency planning process.   Haemonetics will
visit and/or audit one or more of these critical vendors to validate their statements regarding Year 2000 readiness.

Production Equipment

      The Company has completed an inventory of production equipment currently used at Haemonetics. The Year 2000 readiness of this equipment is being determined through communication with the equipment manufacturers and testing where appropriate. Through this inventory and assessment process the Company has identified fewer than 10 pieces of equipment with Year 2000 issues. All production equipment, which has been identified as not Year 2000 compliant has either been repaired, replaced, or is scheduled for such action. At this time the Company is not aware of any production equipment whose current or anticipated use is affected by the Year 2000 issue and which is not expected to be made compliant. In the event that any Year 2000 issues are identified in the future, it is the Company's intention to continue to repair or replace non-compliant production equipment prior to operating difficulties, or develop alternative means of operation. Haemonetics remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a sound approach towards evaluating production equipment, however, it may be impracticable or impossible to test certain items of production equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible production delays.

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

Technical and Advisory Expertise

      Haemonetics has engaged a leading professional services and consulting firm experienced in Year 2000 compliance to assist in project planning, testing methodologies, and evaluating its Year 2000 remediation activities. This firm will also contribute to the development and documentation of the contingency plan.

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

Costs

      At this time the Company estimates that the total cost of completing Year 2000 related activities would be between $2.5 million and $3.3 million. This amount includes both IT and non-IT related expenses. Of this amount, approximately 85% has already been spent representing 30% of the total IT budget during the spending period. Approximately 30% of the spending to date has been on capital investments. The Company anticipates capital expenditures to total between $1 million and $1.3 million and expense to total $1.5 million to $2 million. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

Contingency Plan

      Although the Company believes it is taking appropriate action related to the identification and resolution of issues related to the Year 2000, its assessment is still in progress. The Company may never know with certainty whether third parties in the Company's supply chain are compliant. Failure of such third parties to achieve Year 2000 compliance could result in delayed deliveries to or shipments by the Company. If such delays are extended, they could have a material adverse effect on the Company's business, financial condition, and results of operations.

      As the Company continues to assess the state of readiness within its unique set of business partners, production processes, and internal systems, the Company will develop its formal contingency plan in an effort to alleviate high potential or serious failures. The framework for this contingency plan has been completed and includes a matrix of factors which will permit the Company to identify key portions of its supply chain and consider the potential impact of Year 2000 failures and amount of time the Company's operations could be subjected to a potential failure. The Company is integrating the ongoing critical vendor identification and communication process with the development of its contingency plan. At this time, the Company plans to increase its inventory of raw materials and finished goods by increasing production through the third quarter of 1999. The company recognizes the importance of an appropriate contingency plan and is working closely with external consultants in its development.

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

EURO CURRENCY

      Effective January 1, 1999, 11 of the 15 countries in the European Union or EU (Austria, Belgium, Finland, France, Germany, Holland, Ireland, Italy, Luxembourg, Portugal and Spain) adopted a single currency known as the Euro. For the next three years, these 11 countries which participate in the European Monetary Union or EMU will be allowed to transact business in both the Euro and in their own currencies at fixed exchange rates. Beginning on July 1, 2002, the Euro will become the only currency for these 11 countries of the EMU.

Operations in Europe

      The introduction of the Euro may have a significant impact on the Company's operations. The Company has 10 subsidiaries located throughout Europe that generate one-third of its sales.

State of Readiness

      The Company has formed a Euro Steering Committee (the "Committee") to address all issues related to the Euro. This Committee is now preparing a detailed action plan which will cover all areas of concern including information systems, finance, tax, treasury, legal, marketing and human resources. The plan is expected to be finalized during fiscal year 2000 and subsequently submitted to the Board of Directors for approval.
Accordingly, all components of this disclosure noted below are subject to change.

Date of conversion

      The target date for conversion of the Company's local and corporate information systems to the Euro is April 2, 2001, which is the first day of the Company's fiscal year 2002.

Business activities

      Although the introduction of the Euro will likely result in greater transparency of pricing throughout Europe, it is anticipated that these changes will have little impact on Haemonetics. The Company's products are heavily regulated by organizations specific to each country and as a result, transactions between countries are infrequent.

Information systems

      The Company is aware that the Euro conversion will create technical challenges to adapt information technology and other systems to accommodate Euro-denominated transactions. The Committee is in the process of identifying all systems and determining their state of Euro readiness. The cost of adapting these systems is not yet known, but the Company does not believe it to be significant.

Accounting, Finance & Treasury

      At the point the Company adopts the Euro, it expects to experience the benefits of simplified hedging, banking and financial transaction systems.

Tax

      It is expected that some of the European countries will allow costs related to the introduction of the Euro to be fully deductible.
Additionally, it is anticipated that most countries will allow tax relief by means of a one time depreciation or amortization charge related to assets utilized in the Euro conversion.

Legal

      The EU has adopted regulations precluding a party from using the Euro conversion as the reason for breaching or changing its contractual obligations, unless the other parties to the contract are in agreement. The Company is now in the process of identifying any contracts between the Company and parties outside the USA which fall under these regulations. At this point, the Company is not aware of substantial risk related to such contracts.

      The conversion to Euro on April 2, 2001 will result in the conversion of the share capital of the 6 subsidiaries within the EMU. The amount of the converted share capital must be modified in order to eliminate uneven amounts and decimals resulting from the conversion. The Committee is in the process of identifying the new amounts of the share capital, the requested minimum capital requirements issued by the EU, the number of shares and all activities related to these changes such as meetings of the Board of Directors, shareholder meetings, and changes in by-laws. The Company anticipates that all required changes will be completed during fiscal year 2001. The Company does not anticipate material exposure resulting from the share capital conversion.

Human Resources

      All employee contracts in subsidiaries located in the EMU, will be rewritten during fiscal year 2001 using Euro. The effective date of all contracts will be changed to April 2, 2001. Salaries will be paid in Euro beginning in April 2001.

Costs

      Although the total cost of the Euro conversion has not yet been quantified, the Company does not believe that the total cost will be significant or have a material impact on its business, results of operations, financial position or cash flows.

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

      At July 3, 1999, the Company had the following significant foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:

   Hedged             (BUY) / SELL        Weighted Forward         US$ @         Unrealized
  Currency           Local Currency        Contract Rate       Forward Rate     Gain / (Loss)       Maturity
--------------------------------------------------------------------------------------------------------------

Euro Equivalent           7,943,508      $1.205                $ 8,149,022      $ 1,419,104       Jul-Sep 1999
Euro Equivalent           8,620,513      $1.213                $ 8,901,889      $ 1,553,509       Oct-Dec 1999
Euro Equivalent           7,500,000      $1.146                $ 7,802,500      $   788,750       Jan-Mar 2000
Euro Equivalent           7,500,000      $1.054                $ 7,858,750      $    47,400       Apr-Jun 2000
Japanese Yen          1,750,000,000       137.9 per US$        $14,554,048      $(1,861,413)      Jul-Sep 1999
Japanese Yen          1,970,000,000       126.9 per US$        $16,591,041      $(1,063,262)      Oct-Dec 1999
Japanese Yen          1,670,000,000       125.4 per US$        $14,260,651      $  (946,837)      Jan-Mar 2000
Japanese Yen          1,850,000,000       117.3 per US$        $16,023,746      $  (249,266)      Apr-Jun 2000

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the fair value of all forward contracts would increase by $8.8 million. Assuming a 10% weakening of the U.S. dollar relative to all other major currencies, the fair value of all forward contracts would decrease by $10.5 million.

Interest Rate Risk

      Approximately 94%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt however would change in response to interest rates movements due to its fixed rate nature. At July 3, 1999, the fair value of the Company's long-term debt was approximately $1.6 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. These notes represent approximately 76% of the Company's outstanding long-term borrowings at April 3, 1999.

      Using scenario analysis, the Company changed the interest rate on all long-term maturates by 10% from the rate levels, which existed at July 3, 1999. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.6 million.

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

         None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a).  Exhibits

         The following exhibits will be filed as part of this form 10-Q:

         Exhibit 10A Third Amendment, dated April 21, 1999 to the Revolving Credit Agreement dated June 25, 1997, among Haemonetics corporation and Mellon Bank N.A.

         Exhibit 27   Financial Data Schedule

         (b).  Reports on Form 8-K.

         none


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HAEMONETICS CORPORATION


Date:  August  , 1999               By: /s/ James L. Peterson
       --------------                   ------------------------------------
                                        James L. Peterson,
                                        President and Chief Executive Officer

Date:  August  , 1999               By: /s/ Ronald J. Ryan
       --------------                   ------------------------------------
                                        Ronald J. Ryan,
                                        Sr. Vice President and Chief
                                        Financial Officer, (Principal
                                        Accounting Officer)