Form 10-Q
period 1999-10-02
HAEMONETICS CORP
filed 1999-11-10
CIK 313143

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the quarter ended: October 2, 1999	Commission File Number: 1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2882273 (I.R.S. Employer Identification No.)

400 Wood Road, Braintree, MA 02184
(Address of principal executive offices)

Registrant's telephone number, including area code:      (781) 848-7100

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

25,885,424 shares of Common Stock, $ .01 par value, as of
October 2, 1999

HAEMONETICS CORPORATION
INDEX
PAGE
Part I. Financial Information
Item I. Financial Statements
Consolidated Statements of Operations - Three and Six Months Ended October 2, 1999 and October 3, 1998	2
Consolidated Balance Sheets - October 2, 1999 and April 3, 1999	3
Consolidated Statements of Stockholders' Equity - Six Months Ended October 2, 1999	4
Consolidated Statements of Cash Flows - Six Months Ended October 2, 1999 and October 3, 1998	5
Notes to Consolidated Financial Statements	6-10
Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-22
Item III. Quantitative and Qualitative Disclosures About Market Risk	22-23

PART II. Other Information	24
Signatures	25

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except share data)
	Three Months Ended		Six Months Ended
	Oct. 2, 1999	Oct. 3, 1998	Oct. 2, 1999	Oct. 3, 1998

Net revenues	68,194	67,787	137,316	139,783
Cost of goods sold	36,555	36,023	72,860	72,049
Gross profit	31,639	31,764	64,456	67,734

Operating expenses:
Research and development	3,782	3,326	7,405	7,129
Selling, general and administrative	20,528	20,531	41,272	45,395
Total operating expenses	24,310	23,857	48,677	52,524

Operating income	7,329	7,907	15,779	15,210

Interest expense	(1,052)	(1,032)	(2,067)	(2,011)
Interest income	1,248	1,072	2,365	2,155
Other income, net	692	245	924	465

Income from continuing operations
before provision for income taxes	8,217	8,192	17,001	15,819

Provision for income taxes	2,629	2,867	5,440	5,537
Earnings from continuing operations	$ 5,588	$ 5,325	$ 11,561	$ 10,282
Discontinued operations:

Income (loss) from operations, net of
income tax expense of $68 in 1999 and a
($31) tax benefit in 9981998	144	(30)	144	(87)

Net Income	$ 5,732	$ 5,295	$ 11,705	$ 10,195

Basic income(loss) per common share
Continuing operations	$ 0.213	$ 0.200	$ 0.437	$ 0.387
Discontinued operations	0.005	(0.001)	0.005	(0.003)
Net income	0.219	0.199	0.442	0.383

Income(loss) per common share
assuming dilution
Continuing operations	$ 0.211	$ 0.198	$ 0.434	$ 0.385
Discontinued operations	0.005	(0.001)	0.005	(0.003)
Net income	0.217	0.197	0.439	0.381

Weighted average shares outstanding
Basic	26,182	26,614	26,455	26,599
Diluted	26,470	26,832	26,638	26,729

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except share data)
	Oct. 2, 1999	April 3, 1999

ASSETS
Current assets:
Cash and short term investments	$ 56,209	$ 56,319
Accounts receivable, less allowance of $926 at Oct 2, 1999
and $747 at April 3, 1999	59,625	62,975
Inventories	59,539	59,773
Current investment in sales-type leases, net	10,553	12,303
Deferred tax asset	29,310	29,741
Other prepaid and current assets	7,533	10,211
Total current assets	222,769	231,322
Property, plant and equipment	180,184	178,066
Less accumulated depreciation	95,972	95,050
Net property, plant and equipment	84,212	83,016
Other assets:
Investment in sales-type leases, net (long term)	22,312	24,716
Distribution rights, net	11,302	10,518
Other assets, net	6,769	6,787
Total other assets	40,383	42,021
Total assets .	$347,364	$356,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$10,119	$6,645
Accounts payable	13,422	10,666
Accrued payroll and related costs	9,555	9,229
Accrued income taxes	17,640	21,850
Accrued value added tax		0
Other accrued liabilities	16,121	17,476
Current liabilities and accrued losses net of current assets of
discontinued operations	--	3,268
Total current liabilities	66,857	69,134
Deferred income taxes	11,617	11,684
Long-term debt, net of current maturities	52,852	52,526
Other long-term liabilities	2,213	1,008
Long-term liabilities, net of long-term assets of discontinued operations	--	146
Stockholders' equity:
Common stock, $.01 par value; Authorized - 80,000,000 shares;
Issued 29,725,122 shares at Oct 2, 1999;
29,702,623 shares at April 3, 1999	297	297
Additional paid-in capital	65,904	65,504
Retained earnings	223,494	211,834
Cumulative translation adjustments	(9,512)	(9,825)
Stockholders' equity before treasury stock	280,183	267,810
Less: treasury stock 3,839,698 shares at cost at Oct 2, 1999
and 2,756,969 shares at cost at April 3, 1999	66,358	45,949
Total stockholders' equity	213,825	221,861
Total liabilities and stockholders' equity	$347,364	$356,359
Supplemental disclosure of balance sheet information:
Net debt	$ 6,762	$ 2,852

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
			Additional			Cumulative	Total
	Common Stock		Paid-in	Treasury	Retained	Translation	Stockholders'	Comprehensive
	Shares	$'s	Capital	Stock	Earnings	Adjustment	Equity	Income

Balance, April 3, 1999	29,703	$297	$65,504	($45,949)	$211,834	($9,825)	$221,861

Employee stock purchase plan	--	--	--	230	(45)	--	185
Exercise of stock options
and related tax benefit	22	0	400	--	--	--	400
Purchase of treasury stock	--	--	--	(20,638)	--	--	(20,638)
Net income	--	--	--	--	11,705	--	11,705	$11,705
Foreign currency translation
adjustment	--	--	--	--	--	313	313	313
Comprehensive income	--	--	--	--	--	--	--	$12,018

Balance, Oct 2, 1999	29,725	$297	$65,904	($66,358)	$223,494	($9,512)	$213,825

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited- in thousands)
	Six Months Ended
	Oct 2, 1999	Oct 3, 1998

Cash Flows from Operating Activities:
Net income	$11,705	$10,195
Less net income (loss) from discontinued operations	144	(87)
Net income from continuing operations	11,561	10,282
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	16,200	12,683
Restructuring charge		0
Deferred tax benefit (expense)	67	(263)
Other	491	1,665

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable - net	5,083	(526)
(Increase) decrease in inventories	325	(5,286)
(Increase) decrease in sales-type leases (current)	1,586	(862)
Decrease in prepaid income taxes	1,118	8,179
(Increase) decrease in other assets	1,475	(1,388)
Increase (decrease) in accounts payable, accrued
expenses and other current liabilities	(4,842)	686
Net cash provided by operating activities, continuing operations	33,064	25,170
Net cash used in operating activities, discontinued operations	(4,932)	(7,977)
Net cash provided by operating activities	28,132	17,193

Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment, net of
retirements and disposals	(16,947)	(7,741)
Increase in distribution rights		--
Net decrease in sales-type leases (long-term)	2,934	4,782
Net cash used in investing activities, continuing operations	(14,013)	(2,959)
Net cash provided by investing activities, discontinued operations	3,562	5,866
Net cash provided by (used in) investing activities	(10,451)	2,907

Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(77)	(101)
Net increase (decrease) in short-term revolving
credit agreements	2,509	(4,392)
Net decrease in long-term credit agreements	(126)	(1,940)
Employee stock purchase plan purchases	185	0
Exercise of stock options and related tax benefit	400	1,291
Purchase of treasury stock	(20,638)	0
Net cash used in financing activities	(17,748)	(5,142)

Effect of exchange rates on cash and cash equivalents	(43)	450
Net increase (decrease) in cash and cash equivalents	(110)	15,408

Cash and cash equivalents at beginning of period	56,319	21,766
Cash and cash equivalents at end of period	$56,209	$37,174

Supplemental disclosures of cash flow information:
Net decrease in cash and cash equivalents, discontinued operations	$ (1,370)	$ (2,111)
Net increase in cash and cash equivalents, continuing operations	$ 1,260	$ 17,519
Increase (decrease) in net debt	$ 2,416	$(21,841)
Interest paid	$ 1,858	$ 797
Income taxes paid (refunded)	$ 8,629	$ (7,512)

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

2. Fiscal Year

      The Company's fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2000 includes 52 weeks with the second quarter, ended October 2, 1999 including 13 weeks. Fiscal year 1999 included 53 weeks as compared to the normal 52 weeks. The additional week was added to the first quarter ended July 4, 1998 which, as a result, included 14 weeks.

      The Company intends to close the third quarter after 12 weeks of activity on December 25, 1999. The activity occurring from December 26 through January 1, 2000 will be part of the fourth quarter ending April 1, 1999. The fourth quarter will, as a result, have 14 weeks of activity. The change in the third quarter calendar is being made to focus worldwide Information Technology and other company resources on non-financial system Year 2000 issues without impairing the Company's ability to perform a timely financial closing and communication of third quarter results to shareholders.

3. Comprehensive Income

      In June 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income." SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. Currently, the Company's non-owner changes in equity are the foreign currency translation adjustments, which totaled $9.5 million and $9.8 million at October 2, 1999 and April 3, 1999, respectively.

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

5. Foreign Currency

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Net revenues and costs and expenses are translated at average rates in effect during the year. The effects of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income (expense) in the consolidated statement of operations in 2000 and 1999 are $169,500 and ($358,400) respectively, in foreign currency transaction gains (losses).

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

      At October 2, 1999 and October 3, 1998, the Company had forward exchange contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $153,122,000 and $157,575,000 respectively. Of the respective balances, $49,444,000 and $43,337,000 represented contracts related to intercompany receivables that settled within 35 days. The balance of the contracts relate to firm sales commitments. Gross unrealized gains and losses from hedging firm sales commitments, based upon current rates, were a $2,038,000 gain and a ($7,763,000) loss at October 2, 1999 and a $5,188,000 gain and a ($1,345,000) loss at October 2, 1998. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at October 2, 1999 will be offset by the foreign exchange effect on firmly committed sales of products to international customers in future periods.

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

      Inventories consist of the following:

	October 2	April 3,
	1999	1999
	(in thousands)

Raw materials	$14,023	$14,497
Work-in-process	8,055	5,106
Finished goods	37,461	40,170
	$59,539	$59,773

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

	For the three months ended
	October 2, 1999	October 3, 1998
Basic EPS
Net Income	$ 5,732	$ 5,295

Weighted Average Shares	26,182	26,614

Basic income per share	$ .219	$ .199

Diluted EPS
Net Income	$ 5,732	$ 5,295

Basic Weighted Average shares	26,182	26,614
Effect of Stock options	288	218

Diluted Weighted Average shares	26,470	26,832

Diluted income per share	$ .217	$ .197
	For the six months ended
	October 2, 1999	October 3, 1998
Basic EPS
Net Income	$11,705	$10,195

Weighted Average Shares	26,455	26,599

Basic income per share	$ 442	$ .383

Diluted EPS
Net Income	$11,705	$10,195

Basic Weighted Average shares	26,455	26,599
Effect of Stock options	183	130

Diluted Weighted Average shares	26,638	26,729

Diluted income per share	$ .439	$ .381

8. Discontinued Operations

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5,325,000. Additionally, on May 2, 1999, the Company sold its one remaining center completing the divestiture of its BBMS business. As of October 2, 1999, the Company completed its accounting for the divestiture with the write-off of the excess reserve of $144,000, net of taxes of $68,000.

      The operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. For the six months ended October 2, 1999, the operating loss for BBMS of $403 was charged to the discontinued operations provision established in the fourth quarter of fiscal year 1998.

      The operating losses, in thousands, for BBMS are detailed as follows for six months ending:
	October 2	October 3,
	1999	1998
	(in thousands)

Net Revenues	$ 413	$11,292
Gross Profit	(24)	313
Operating expenses:
Research and Development	0	0
Selling, general and administrative	569	5,450
Total operating expenses	569	5,450
Operating loss	(593)	(5,137)
Other expense	--	(134)
Tax benefit	(190)	(1,845)
Net loss	(403)	(3,426)

Operating loss (net of taxes) charged to reserve	403	3,339
Recovery of remaining reserve	144	--
Reflected on Consolidated Statement of Operations	$ 144	$ (87)

      Other income(expense) included an allocation of corporate interest expense of approximately $88,000 for the six months ended October 3, 1998. No interest was allocated for the six months ended October 2, 1999 as all blood centers have been divested effective May 1999. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

      The were no BBMS net assets included in the consolidated balance at October 2, 1999. The net assets of BBMS at April 3, 1999 were as follows:

April 3
1999
(in thousands)

Current Assets	$1,128
Net property, plant and equipment	1,075
Other assets	129
Total assets	$2,332

Current liabilities and accrued losses	$4,396
Other long-term liabilities	1,350
Total liabilities	$5,746

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

      The blood bank products comprise machines and single use disposables that perform "apheresis," the separation of whole blood into its components and subsequent collection of certain components. The device used for blood component therapy is the MCS®+, mobile collection system.

      Surgical products comprise machines and single use disposables that perform intraoperative autologous transfusion ("IAT") or surgical blood salvage as it is more commonly known. Surgical blood salvage is a procedure whereby shed blood is cleansed and then returned back to a patient. The devices used to perform this are a full line of Cell Saver® autologous blood recovery systems.

      Plasma collection products are machines and disposables that, like blood bank, perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS®2.

Three months ended (in thousands)
October 2, 1999
	Blood Bank	Surgical	Plasma	Other	Total

Revenues from external customers	28,451	15,124	21,616	3,003	68,194

October 3, 1998

Revenues from external customers	29,603	14,163	20,862	3,159	67,787

Six months ended (in thousands)
October 2, 1999
	Blood Bank	Surgical	Plasma	Other	Total

Revenues from external customers	57,502	30,975	43,300	5,539	137,316

October 3, 1998

Revenues from external customers	59,255	30,994	42,600	6,934	139,783

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Continuing Operations

      The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:
	Percentage of Net Revenues		Percentage Incr/(decr)
	Three Months Ended		Three Months Ended
	Oct 2, 1999	Oct 3, 1998	1999/98

Net revenues	100.0%	100.0%	0.6%
Cost of goods sold	53.6	53.1	1.5
Gross Profit	46.4	46.9	(0.4)
Operating Expenses:
Research and development	5.6	4.9	13.7
Selling, general and administrative	30.1	30.3	(--)
Total operating expenses	35.7	35.2	1.9
Operating income	10.7	11.7	(7.3)
Interest expense	(1.5)	(1.5)	1.9
Interest income	1.8	1.6	16.4
Other income	1.0	0.4	182.5
Income from continuing operations before
provision for income taxes	12.0	12.1	.3
Provision for income taxes	3.8	4.2	(8.3)
Earnings from continuing operations	8.2%	7.9%	4.9%

Three Months Ended October 2, 1999 Compared to Three Months Ended October 3, 1998

Net Revenue Summary

 ( in thousands)
			Percent Increase / (Decrease)
	1999	1998	Actual dollars as reported	At constant currency

By geography:
United States	$22,026	$21,409	2.9%	2.9%
International	46,168	46,378	(0.5)	0.3
Net revenues	$68,194	$67,787	0.6%	1.1%

			Percent Increase / (Decrease)
	1999	1998	Actual dollars as reported	At constant currency

By product type:
Disposables	$61,985	$60,065	3.2%	4.2%
Misc & service	3,003	3,158	(4.9)	(9.4)
Equipment	3,206	4,564	(29.8)	(31.8)
Net revenues	$68,194	$67,787	0.6%	1.1%

			Percent Increase / (Decrease)
	1999	1998	Actual dollars as reported	At constant currency

Disposables
By product line:
Surgical	$13,649	$12,601	8.3%	7.8%
Blood bank*	26,828	26,850	(0.1)	1.1
Plasma	21,508	20,614	(4.3)	6.0
Disposable revenues	61,985	60,065	3.2%	4.2%

*   Includes red cell disposables

Three months ended October 2, 1999 compared to three months ended October 3, 1998

Net Revenues

      Net revenues in 1999 increased 0.6% to $68.2 million from $67.8 million in 1998. With currency rates held constant, net revenues increased 1.1% from 1998 to 1999. Disposable sales increased approximately 3.2% year over year at actual rates. With currency rates held constant, disposable sales increased 4.2%. The 4.2% increase was a result of growth in all three product lines, worldwide surgical 7.8%, worldwide blood bank 1.1% and worldwide plasma 6.0%. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 91% and 89% of net revenues for 1999 and 1998, respectively. Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 4.1% and 4.6% of the Company's net revenues, at constant currency, for 1999 and 1998, respectively. Equipment revenues decreased approximately 29.8 % from $4.6 million in 1998. With currency rates held constant, equipment revenues decreased 31.8% from 1998 to 1999. The 31.8% decrease was a result of decreased equipment revenues in all three product lines with the most significant contributor being the blood bank business in Europe. International sales as reported accounted for approximately 68% of net revenues for both 1999 and 1998.

Gross profit

      Gross profit of $31.6 million in 1999 decreased $0.2 million from $31.8 million 1998. At constant currency rates gross profit, as a percent of sales, increased by 0.7% and increased in dollars by $0.8 million from 1998 to 1999. The Company's Customer Oriented Redesign for Excellence or CORE Program contributed approximately $0.4million directly to this improvement in gross profit through labor savings.

Expenses

      The Company expended $3.7 million (5.6% of net revenues) on research and development in 1999 and $3.3 million (4.9% of net revenues) in 1998. At constant currency rates, research and development as a percent of sales increased slightly by 0.3% and increased in dollars by $0.2 million from 1998 to 1999.

      Selling, general and administrative expenses remained flat at $20.5 million from 1998 to 1999. At constant currency rates, selling, general and administrative expenses decreased $0.2 million from 1998 to 1999 and decreased 0.6% as a percent of sales from 1998 to 1999. The CORE Program contributed approximately $0.3 million to reductions in distribution related selling, general and administrative expenses.

Operating Income

      Operating income, as a percentage of net revenues, decreased 1.0 percentage points to 10.7% in 1999 from 11.7% in 1998. At constant currency rates, operating income, as a percent of sales, increased 1.0% from 1998 or $0.8 million. The $0.8 million increase in operating income resulted from gross profit improvement and continued operating expense control.

Other Income and Expense

      Interest expense was relatively unchanged from 1998 to 1999. Interest income increased $0.2 million from 1998 to 1999 due to both higher average cash balances and higher average yields. Other income increased $0.4 million due primarily to increases in income earned from points on forward contracts and increases in actual transaction gains.

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

Six Months Ended October 2, 1999 Compared to Six Months Ended October 3, 1998
	Percentage of Net Revenues		Percentage Incr/(decr)
	Six Months Ended		Six Months Ended
	Oct 2, 1999	Oct 3, 1998	1999/98

Net revenues	100.0%	100.0%	(1.8)%
Cost of goods sold	53.1	51.5	1.1
Gross Profit	46.9	48.5	(4.8)
Operating Expenses:
Research and development	5.4	5.1	(3.9)
Selling, general and administrative	30.0	32.5	(9.1)
Total operating expenses	35.4	37.6	(7.3)
Operating income	11.5	10.9	3.7
Interest expense	(1.5)	(1.4)	2.8
Interest income	1.7	1.5	9.7
Other income	.7	0.3	98.7
Income from continuing operations before
provision for income taxes	12.4	11.3	7.5
Provision for income taxes	4.0	3.9	(1.7)
Earnings from continuing operations	8.4%	7.4%	12.4%

Six Months Ended October 2, 1999 Compared to Three Months Ended October 3, 1998

Net Revenue Summary
 ( in thousands)
			Percent Increase / (Decrease)
				On a comparable*
				basis at constant
	1999	1998	Actual dollars as reported	currency

By geography:
United States	$ 44,546	$ 44,422	0.3%	4.1%
International	92,770	95,361	(2.7)	4.6
Net revenues	$137,316	$139,783	(1.8)%	4.5%

			Percent Increase / (Decrease)
				On a comparable*
				basis at constant
:	1999	1998	Actual dollars as reported	currency

By product type
Disposables	$124,104	$124,535	(0.3)%	6.4%
Misc & service	5,539	6,933	(20.1)	(17.5)
Equipment	7,673	8,315	(7.7)	(6.4)
Net revenues	$137,316	$139,783	(1.8)%	4.5%

			Percent Increase / (Decrease)
				On a comparable*
				basis at constant
	1999	1998	Actual dollars as reported	currency

Disposables
By product line:
Surgical	$ 28,213	$ 27,509	2.6%	7.9%
Blood bank**	53,878	54,841	(1.8)	5.9
Plasma	42,013	42,185	(0.4)	6.2
Disposable revenues	$124,104	$124,535	(0.3)%	6.4%

*   Comparable Basis Adjustments

      Adjustments made for comparison purposes only were as follows:

All Profit and Loss Statement Items
To make 1998 comparable with 1999, the additional (14th) week in Q1 of 1998 was removed.

Operating Expenses
To make 1998 comparable with 1999, the settlement cost relating to litigation included in SG&A expenses in Q1 of 1998 was removed.

**  Includes red cell disposables

Net Revenues

      Net revenues in 1999 decreased 1.8% to $137.3 million from $139.8 million in 1998. With currency rates held constant and reflected on a comparable basis, net revenues increased 4.5% from 1998 to 1999. Disposable sales decreased approximately 0.3% year over year at actual rates. With currency rates held constant, disposable sales on a comparable basis increased 6.4%. The 6.4% increase was a result of growth in all three product lines, worldwide surgical 7.9%, worldwide blood bank 5.9% and worldwide plasma 6.2%. Constant currency sales of disposable products on a comparable basis, excluding service and other miscellaneous revenue, accounted for approximately 91% and 89% of net revenues for 1999 and 1998, respectively. Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 3.9% and 4.9% of the Company's net revenues, at constant currency, for 1999 and 1998, respectively. Equipment revenues decreased approximately 7.7% from $8.3 million in 1998. With currency rates held constant and reflected on a comparable basis, equipment revenues decreased 6.4% year over year. International sales as reported accounted for approximately 68% of net revenues for both 1999 and 1998.

Gross profit

      Gross profit of $64.5 million in 1999 decreased $3.2 million from $67.7 million in 1998. At constant currency rates and with gross profit reflected on a comparable basis, gross profit as a percent of sales increased by 0.2% and increased in dollars by $3.1 million from 1998 to 1999. The Company's Customer Oriented Redesign for Excellence or CORE Program contributed approximately $0.8 million to gross profit improvements through labor savings.

Expenses

      The Company expended $7.4 million (5.4% of net revenues) on research and development in 1999 and $7.1 million (5.1% of net revenues) in 1998. At constant currency rates and with research and development reflected on a comparable basis, research and development as a percent of sales decreased slightly by 0.1% and increased slightly in dollars by $0.2 million from 1998 to 1999.

      Selling, general and administrative expenses were $41.3 million in 1999, representing 30.0% of net revenues and a 2.5 percentage point reduction year over year from 1998 to 1999. At constant currency rates and reflected on a comparable basis, selling, general and administrative expenses increased $0.6 million, but decreased 0.9% as a percent of sales from 1998 to 1999. The CORE Program contributed approximately $0.9 million of savings, especially relative to prior year selling, general and administrative expenses through reductions in distribution costs.

Operating Income

      Operating income as a percentage of net revenues increased .6% to 11.5% in 1999 from 10.9% in 1998. At constant currency rates and reflected on a comparable basis, operating income, as a percent of sales, increased 1.1% from 1998 or $2.3 million. The $2.3 million increase in operating income resulted mainly from the gross profit improvement.

Other Income and Expense

      Interest expense was relatively unchanged from 1998 to 1999. Interest income increased $0.2 million from 1998 to 1999 due to both higher average cash balances and higher average yields. Other income increased $0.5 million due primarily to increases in income earned from points on forward contracts and increases in transaction gains.

Taxes

      The provision for income taxes, as a percentage of pretax income, was lower by 3.0 % from 35.0% in 1998 to 32.0% in 1999. The Company expects the provision rate to remain at 32.0% for the full 12 months of fiscal 2000. Contributing to the decrease in the tax rates was a decrease in the Japanese statutory tax rate, the allocation of income between jurisdictions and greater utilization of foreign sales corporation benefits.

Results of Discontinued Operations (Blood Bank Management Services, "BBMS")

      Accounting for the divestiture of all BBMS centers effective May 1999, was completed during the second quarter of 1999 with the recovery of the excess reserve amounting to $144,000 (net of $68,000 of taxes).

Liquidity and Capital Resources

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, other investments, stock repurchases, new business development and working capital.

      During the six months ended October 2, 1999, the Company decreased its cash balances, before the effect of exchange rates, by $0.1 million from operating, investing and financing activities which represents a decrease of $15.1 million from the $15.0 million generated by the Company's operating, investing and financing activities during the six months ended October 3, 1998. The decrease was largely a result of $13.4 million in net cash utilized by the Company's investing activities and $12.6 utilized by the Company's financing activities offset by $10.9 million of additional cash provided by the Company's operating activities.

Operating Activities:

      The Company generated $33.1 million in cash from operating activities of continuing operations in 1999 as compared to $25.2 million generated during 1998. The $7.9 million increase in operating cash flow from continuing operations was a result of $3.9 million increase in net income adjusted for non cash items, a $5.6 million decrease in accounts receivable; a $5.6 million decrease in inventory as seen in the improved disposable finished goods inventory turns, a short-term sales-type lease reduction of $2.4 and a $2.9 million decrease in other assets. These increased sources of cash were offset by a $7.1 million change to the prepaid income tax account due to 1998 refunds non-recurring in 1999 and a $5.4 million decrease in accounts payable, accrued expenses (including $4.5 million reduction in accrued income taxes) and other current liabilities.

      During 1999, the Company's discontinued operations utilized $4.9 million in operating cash flows, a decrease of $3.1 million over the $8.0 million of uses in 1998.

Investing Activities

      The Company utilized $14.0 million in cash for investing activities from continuing operations in 1999, an increase of $11.1 million from the $2.9 million utilized in 1998. During the six months ended October 2, 1999, the Company incurred $16.9 million in capital expenditures net of retirements and disposals. Included in this amount is a $1.2 million net investment in long-term demonstration assets. During the six months ended October 3, 1998, the Company utilized $7.7 million for capital expenditures net of retirements and disposals, including $1.8 million of net retirements for long-term demonstration assets. Finally, the Company reduced its investment in long-term sales-type leases by $2.9 million in the first six months of 1999, compared with decreased investment of $4.8 million during the first six months of 1998.

      During the six months ended October 2, 1999, discontinued operations provided $3.6 million in cash. This reflects a decrease in the capital asset accounts of $2.3 million compared to the $5.9 million increase during the six months ended October 3, 1998.

Financing Activities:

      During the six months ended October 2, 1999, the Company's net debt increased $2.4 million, a $24.3 million increase as compared to the six months ended October 3, 1998. This $24.3 million increase resulted from the operating and investing activities in 1999 which provided $2.4 million less cash than in 1998, and the Company's repurchase in 1999 of 1.1 million shares of common stock for its treasury for $20.6 million. Future share repurchases are dependent upon the availability of shares at acceptable price levels and compliance with restrictive covenants in the Company's financing agreements.

       At October 2, 1999, the Company had working capital of $155.9 million. This reflects an increase of $15.6 million in working capital for the six months ended October 2, 1999. The Company believes its sources of cash are adequate to meet its projected needs.

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

State of Readiness

      Haemonetics has implemented a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. Haemonetics believes that it has completed the inventory and remediation of systems and non-systems related Year 2000 exposures. The Company is developing a detailed contingency plan and will remediate any new issues that are identified.

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

2.   Determine the Year 2000 compliance status of each

3.   Determine the importance of Year 2000 compliance for each component (implications of failure)

4.   Prioritize non-compliant components based on importance

5.   Determine method to be used to achieve compliance for each component (modify, replace, cease use)

6.   Complete the planned action

7.   Test the component

      The inventory of all IT components in use throughout the Company has been completed. The assessment of Year 2000 status for all components has been completed. Fifteen systems, all commercial packages, are used company-wide for business transaction processing and accounting. In addition, the Company identified 326 other business applications in use by the Company that are less critical. At this time the Company is not aware of any information system which is affected by the Year 2000 issue and which is not compliant. The Company has completed an assessment of its 1,019 pieces of IT infrastructure (servers, networks, phone systems, system software). At this time the Company is not aware of any IT infrastructure which is affected by the Year 2000 issue and which is not compliant. Once the Company completes a test of one remaining subsidiary system, it will have completed simulation testing for all critical components of infrastructure and applications. This test is currently scheduled for mid-November.

Suppliers
      The Company has communicated with its external vendors of goods and services to gain an understanding of their state of Year 2000 readiness and their ability to maintain an uninterrupted supply to Haemonetics. The Company sent letters to over 1,000 vendors outlining its approach towards the Year 2000 issue and asking for the vendors' commitment to resolve any issues they may have. They were also asked to complete a short questionnaire and to inform us of any known compliance issues. The Company has received many responses to the questionnaire and has reviewed them. The Company sent a detailed questionnaire to vendors it views as critical to its business. A critical vendor is one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for Haemonetics goods and/or services. Haemonetics has visited and audited several of these critical vendors to validate their statements regarding Year 2000 readiness.

Production Equipment
      The Company completed an inventory of production equipment currently used at Haemonetics. The Year 2000 readiness of this equipment was determined through communication with the equipment manufacturers and testing where appropriate. Through this inventory and assessment process the Company identified fewer than 10 pieces of equipment with Year 2000 issues. All production equipment, which has been identified as not Year 2000 compliant has either been repaired or replaced. At this time the Company is not aware of any production equipment whose current or anticipated use is affected by the Year 2000 issue and which is not compliant. In the event that any Year 2000 issues are identified in the future, it is the Company's intention to continue to repair or replace non-compliant production equipment prior to operating difficulties, or develop alternative means of operation. Haemonetics remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a sound approach towards evaluating production equipment, however, it may be impracticable or impossible to test certain items of production equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible production delays.

Facility Related Issues
      The Company completed an inventory and evaluation of facilities related equipment such as security, heating, elevator, telephone and other service equipment with the potential for Year 2000 related failures. The Year 2000 readiness of this equipment was determined through communication with the equipment manufacturers and testing where appropriate. At this time the Company is not aware of any facilities related equipment which is affected by the Year 2000 issue and which is not compliant. The Company remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a thorough approach towards evaluating facilities related equipment, however, it may be impracticable or impossible to test certain items of facilities related equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on or after January 1, 2000, resulting in possible interruptions of security, heating, elevator, telephone and other services.

Technical and Advisory Expertise
      Haemonetics engaged a leading professional services and consulting firm experienced in Year 2000 compliance to assist in project planning, testing methodologies, and evaluating its Year 2000 remediation activities. This firm is also contributing to the development and documentation of the contingency plan.

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

Costs

      At this time the Company estimates that the total cost of completing Year 2000 related activities will be $3 million. This amount includes both IT and non-IT related expenses. Of this amount, approximately 95% has already been spent representing 30% of the total IT budget during the spending period. Approximately 35% of the spending to date has been on capital investments. The Company anticipates capital expenditures to total approximately between $1.2 million and expense to total $1.7 million. This amount includes the replacement of hardware and applications that were outdated and due for replacement regardless of Year 2000 issues.

Contingency Plan

      Although the Company believes it has taken appropriate action related to the identification and resolution of issues related to the Year 2000, it may never know with certainty whether third parties in the Company's supply chain, especially those outside the United States are compliant. Failure of such third parties to achieve Year 2000 compliance could result in delayed deliveries to or shipments by the Company. If such delays are extended, they could have a material adverse effect on the Company's business, financial condition, and results of operations.

      The Company assessed its state of readiness considering its unique set of business partners, production processes, and internal systems. Based on this assessment the Company has taken steps to ensure that evident or reasonably probable failures are unlikely to occur. To further alleviate the impact from unforeseen or uncontrollable failures the Company is developing a highly detailed, action oriented, contingency plan. When this plan is complete it will contain action steps for a variety of failure scenarios and will cover every Company location worldwide. In developing the contingency plan the Company is considering six failure scenarios involving: machinery, transportation, banking, power and water, telecommunications and information technology. The Plan will include three phases of action: (1) those which will take place prior to January 1, 2000, (2) testing and validation activities during the critical period January 1, 2000 through January 3, 2000, and (3) activities after January 3, 2000 in the event of failure. In developing the contingency plan the Company is considering six failure scenarios involving: machinery, transportation, banking, power and water, telecommunications, and information technology. The company will consider simulation testing of key components of the plan during December 1999.

      Components of the contingency plan already in place include increasing inventory of raw materials and finished goods through December 1999, and moving the end of the fiscal third quarter from January 1, 2000 to December 25, 1999. The change in quarter-end is being made to afford more time to focus worldwide Information Technology and other company resources on non-financial system Year 2000 issues, mindful of the Company's role in supplying products, service, and communications to customers on a timely basis during and after January 1, 2000. This action will help to insure a timely financial closing and communication of third quarter results to shareholders.

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

Euro Currency

      Effective January 1, 1999, 11 of the 15 countries in the European Union (Austria, Belgium, Finland, France, Germany, Holland, Ireland, Italy, Luxembourg, Portugal and Spain) adopted a single currency known as the Euro. For the next three years, these countries will be allowed to transact business in both the Euro and in their own currencies at fixed exchange rates. Beginning on July 1, 2002, the Euro will become the only currency for these 11 countries.

Operations in Europe

      The introduction of the Euro may have a significant impact on the Company's operations. The Company has 10 subsidiaries located throughout Europe, that generate one-third of its sales.

State of Readiness

      The Company has formed a Euro Steering Committee (the "Committee") to address all issues related to the Euro. This Committee is now preparing a detailed action plan which will cover all areas of concern including information systems, finance, tax, treasury, legal, marketing and human resources.

As a part of the detailed action plan, a comprehensive questionnaire was distributed to all of the Company's European subsidiaries to gain a better understanding of the impact of the Euro currency in each location. Currently, the responses to the questionnaires are being analyzed and specific action plans are being developed for each subsidiary.

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

      The plan is to test all systems during the first two quarters of Fiscal Year 2001.

Accounting, Finance & Treasury

      At the point the Company adopts the Euro, it expects to experience the benefits of simplified hedging, banking and financial transaction systems.

      The Corporate local currency bank accounts have been consolidated to a single Euro account. Each subsidiary will maintain bank accounts, which are capable of processing transactions in both the local currency and the Euro. The transactions between the local currency accounts and Euro accounts throughout Europe do not result in any additional expense for the company.

Tax

      It is expected that some of the European countries will allow costs related to the introduction of the Euro to be fully deductible. Additionally, it is anticipated that most countries will allow tax relief by means of a one-time depreciation or amortization charge related to assets utilized in the Euro conversion.

Legal

      The EU has adopted regulations precluding a party from using the Euro conversion as the reason for breaching or changing its contractual obligations, unless the other parties to the contract are in agreement. The Company is now in the process of identifying any contracts between the Company and parties outside the USA, which fall under these regulations. At this point, the Company is not aware of substantial risk related to such contracts.

      The conversion to Euro on April 2, 2001 will result in the conversion of the share capital of the 6 subsidiaries within the EMU. The amount of the converted share capital must be modified in order to eliminate uneven amounts and decimals resulting from the conversion. The Committee is in the process of identifying the new amounts of the share capital, the requested minimum capital requirements issued by the EU, the number of shares and all activities related to these changes such as meetings of the subsidiary board of directors, shareholder meetings, and changes in by-laws. The Company anticipates that all required changes will be completed during fiscal year 2001. The Company does not anticipate material exposure resulting from the share capital conversion.

Human Resources

      The Committee has decided not to rewrite the existing employee contracts in subsidiaries located in the EMU, but rather, to give a letter to each employee which will form an integrated part of the existing employee contract. This letter will indicate the salary amount in Euro, as well as provide general information about the Euro. The effective date of this letter will be April 2, 2001.

      An Euro contact person responsible for organizing regular employee updates and for communicating the company-wide progress of the Euro implementation has been identified at each European subsidiary.

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

      The Company has the following significant foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:
Hedged	(BUY) / SELL	Weighted Forward		US$ @	Unrealized
Currency	Local Currency	Contract Rate*		Forward Rate	Gain / (Loss)	Maturity

Euro Equivalent	8,620,513	$1.213		$ 8,867,347	$1,588,051	Oct-Dec 1999
Euro Equivalent	7,500,000	$1.146		$ 7,945,700	$ 645,550	Jan-Mar 2000
Euro Equivalent	7,500,000	$1.054		$ 9,493,600	($1,587,450)	Apr-Jun 2000
Euro Equivalent	7,200,000	$1.077		$ 7,722,880	$ 34,280	Jul-Sep 2000
Euro Equivalent	7,500,000	$1.108		$ 8,081,750	$ 225,750	Oct-Dec 2000
Japanese Yen	1,970,000,000	126.9	per US$	$18,359,160	($2,831,381)	Oct-Dec 1999
Japanese Yen	1,670,000,000	125.4	per US$	$15,768,938	($2,455,123)	Jan-Mar 2000
Japanese Yen	1,850,000,000	117.3	per US$	$17,727,420	($1,952,940)	Apr-Jun 2000
Japanese Yen	1,975,000,000	111.9	per US$	$19,199,019	($1,550,403)	Jul-Sep 2000
Japanese Yen	2,075,000,000	99.7	per US$	$20,484,786	$ 336,076	Oct-Dec 2000

*  Includes forward points.

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the fair value of all forward contracts would increase by $10.5 million. Assuming a 10% weakening of the U.S. dollar relative to all other major currencies, the fair value of all forward contracts would decrease by $12.2 million.

Interest Rate Risk

      Approximately 93%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt however would change in response to interest rates movements due to its fixed rate nature. At October 2, 1999, the fair value of the Company's long-term debt was approximately $ 1.2 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. These notes represent approximately 76% of the Company's outstanding long-term borrowings at October 2, 1999.

      Using scenario analysis, the Company changed the interest rate on all long-term maturates by 10% from the rate levels, which existed at October 2, 1999. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.6 million.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Not applicable.

Item 2.  Changes in Securities

      Not applicable.

Item 3.  Defaults upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on July 27, 1999. At the meeting, James L. Peterson and Benjamin L. Holmes were reelected as directors for terms ending in 2002. The voting results were as follows:

	For	Withheld
James L. Peterson	24,235,412	43,400
Benjamin L. Holmes	24,236,299	42,513

      The other members of the Board of Directors whose terms continued after the meeting were: Serving a term ending in 2000: Sir Stuart Burgess, Jerry E. Robertson, Ph.D., Colin Lind; Serving a term Ending in 2001: Yutaka Sakurada, Donna C. E. Williamson, Harvey G. Klein, MD. Mr. Robertson departed the Board of Directors effective November 1, 1999.

      At the meeting, the stockholders ratified the selection by the Board of Directors of Arthur Andersen, LLP as independent public accountants for the current fiscal year. The vote was as follows:

For	Against	Abstain
24,270,403	2,981	5,428

Item 5.  Other Information

      None

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
HAEMONETICS CORPORATION

Date: November 11, 1999	By: s/ James L. Peterson
James L. Peterson, President and Chief Executive Officer

Date: November 11, 1999	By: s/ Ronald J. Ryan
Ronald J. Ryan, Sr. Vice President and Chief
Financial Officer, (Principal Accounting Officer)