Form 10-Q
period 1999-12-25
HAEMONETICS CORP
filed 2000-02-03
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the quarter ended:  December 25, 1999   Commission File Number:  1-10730
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

          25,546,629 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                              December 25, 1999


                           HAEMONETICS CORPORATION
                                    INDEX


                                                                         PAGE
                                                                         ----

Part  I.   Financial Information

  Item 1.  Financial Statements

           Consolidated Statements of  Operations -                          2
            Three and Nine Months Ended December 25, 1999
            and January 2, 1999

           Consolidated Balance Sheets - December 25, 1999                   3
            and April 3, 1999

           Consolidated Statements of Stockholders' Equity -                 4
            Nine Months Ended December 25, 1999

           Consolidated Statements of Cash Flows -                           5
            Nine Months Ended December 25, 1999 and January 2, 1999

           Notes to Consolidated Financial Statements                     6-10

  Item 2.  Management's Discussion and Analysis of                       11-20
            Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    20-21

PART II.   Other Information                                                22

           Signatures                                                       23

Item 1.  Financial Statements

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                      Three Months Ended      Nine Months Ended
                                                      ------------------     -------------------
                                                      Dec 25,     Jan 2,     Dec 25,      Jan 2,
                                                       1999        1999       1999         1999
                                                      -------     ------     -------      ------

Net revenues                                           70,778      67,958     208,094     207,741
Cost of goods sold                                     37,601      36,730     110,461     108,779
                                                      -------------------------------------------
Gross profit                                           33,177      31,228      97,633      98,962

Operating expenses:
  Research and development                              3,792       3,906      11,197      11,035
  Selling, general and administrative                  20,546      20,101      61,818      65,496
                                                      -------------------------------------------
    Total operating expenses                           24,338      24,007      73,015      76,531
                                                      -------------------------------------------

Operating income                                        8,839       7,221      24,618      22,431

Interest expense                                       (1,229)     (1,051)     (3,296)     (3,062)
Interest income                                         1,349       1,249       3,714       3,404
Other income, net                                         648         (45)      1,572         420
                                                      -------------------------------------------

Income from continuing operations
 before provision for income taxes                      9,607       7,374      26,608      23,193

Provision for income taxes                              3,074       2,581       8,514       8,118
                                                      -------------------------------------------

Earnings from continuing operations                   $ 6,533     $ 4,793    $ 18,094    $ 15,075
                                                      ===========================================

Discontinued operations:

Income (loss) from operations, net of income tax
 expense (YTD) of $68 in FY 00 and  a $52 in FY 99          0          (8)        144         (95)
                                                      -------------------------------------------

Net Income                                            $ 6,533     $ 4,785    $ 18,238    $ 14,980
                                                      ===========================================

Basic income(loss) per common share
  Continuing operations                               $ 0.254     $ 0.178    $  0.689    $  0.565
  Discontinued operations                                   -           -       0.005      (0.004)
  Net income                                            0.254       0.178       0.694       0.561

Income(loss) per common share assuming dilution
  Continuing operations                               $ 0.250     $ 0.175    $  0.682    $  0.559
  Discontinued operations                                   -           -       0.005      (0.004)
  Net income                                            0.250       0.175       0.687       0.556

Weighted average shares outstanding
  Basic                                                25,696      26,893      26,278      26,694
  Diluted                                              26,097      27,408      26,530      26,953

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                                   Dec. 25,    April 3,
                                                                     1999        1999
                                                                   --------    --------

                            ASSETS
Current assets:
  Cash and short term investments                                  $ 46,525    $ 56,319
  Accounts receivable, less allowance of $1,073 at
   Dec 25, 1999 and $747 at April 3, 1999                            72,040      62,975
  Inventories                                                        59,245      59,773
  Current investment in sales-type leases, net                        9,702      12,303
  Deferred tax asset                                                 29,263      29,741
  Other prepaid and current assets                                    8,398      10,211
                                                                   --------------------
      Total current assets                                          225,173     231,322
                                                                   --------------------
Property, plant and equipment                                       184,026     178,066
  Less accumulated depreciation                                     100,970      95,050
                                                                   --------------------
Net property, plant and equipment                                    83,056      83,016
Other assets:
  Investment in sales-type leases, net (long term)                   20,418      24,716
  Distribution rights, net                                           11,808      10,518
  Other assets, net                                                  21,415       6,787
                                                                   --------------------
      Total other assets                                             53,641      42,021
                                                                   --------------------
      Total assets                                                 $361,870    $356,359
                                                                   ====================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt           $ 32,365    $  6,645
  Accounts payable                                                   14,222      10,666
  Accrued payroll and related costs                                   9,829       9,229
  Accrued income taxes                                               18,885      21,850
  Other accrued liabilities                                          15,171      17,476
  Current liabilities and accrued losses net of
   current assets of discontinued operations                            ---       3,268
                                                                   --------------------
      Total current liabilities                                      90,472      69,134
                                                                   --------------------
Deferred income taxes                                                11,718      11,684
Long-term debt, net of current maturities                            45,410      52,526
Other long-term liabilities                                           2,194       1,008
Long-term liabilities, net of long-term assets
 of discontinued operations                                             ---         146
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000 shares;
  Issued 29,829,591 shares at December 25, 1999;
   29,702,623 shares at April 3, 1999                                   298         297
  Additional paid-in capital                                         67,687      65,504
  Retained earnings                                                 229,971     211,834
  Cumulative translation adjustments                                (10,973)     (9,825)
                                                                   --------------------
  Stockholders' equity before treasury stock                        286,983     267,810
    Less: treasury stock 4,282,962 shares at cost
     at December 25, 1999 and 2,756,969 shares
     at cost at April 3, 1999                                        74,907      45,949
                                                                   --------------------
      Total stockholders' equity                                    212,076     221,861
                                                                   --------------------
      Total liabilities and stockholders' equity                   $361,870    $356,359
                                                                   ====================
  Supplemental disclosure of balance sheet information:
    Net debt                                                       $ 31,250    $  2,852

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                          Nine Months Ended
                                                                        ---------------------
                                                                         Dec 25,      Jan 2,
                                                                          1999         1999
                                                                         -------      ------

Cash Flows from Operating Activities:
  Net income                                                            $ 18,238     $ 14,980
  Less net income (loss) from discontinued operations                        144          (95)
                                                                        ---------------------
  Net income from continuing operations                                   18,094       15,075
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Non cash items:
    Depreciation and amortization                                         21,586       20,612
    Deferred tax benefit                                                      64          408
    Other                                                                  2,015          795

  Change in operating assets and liabilities:
    Increase in accounts receivable - net                                 (7,772)      (4,802)
    Increase in inventories                                                 (113)        (775)
    (Increase) decrease in sales-type leases (current)                     2,431       (1,450)
    Decrease in prepaid income taxes                                         356        8,262
    (Increase) decrease  in other assets                                   1,047       (6,397)
    Decrease in accounts payable, accrued
     expenses and other current liabilities                               (4,058)      (2,501)
                                                                        ---------------------
    Net cash provided by operating activities, continuing operations      33,650       29,227
                                                                        ---------------------
    Net cash  used in operating activities, discontinued operations       (4,932)     (14,932)
                                                                        ---------------------
      Net cash provided by operating activities                           28,718       14,295
Cash Flows from Investing Activities:
  Capital expenditures on property, plant and equipment,
   net of retirements and disposals                                      (21,198)     (17,290)
  Other investments                                                      (15,000)         ---
  Net decrease in sales-type leases (long-term)                            4,774        8,614
                                                                        ---------------------
  Net cash used in investing activities, continuing operations           (31,424)      (8,676)
                                                                        ---------------------
  Net cash provided by investing activities, discontinued operations       3,562       14,536
                                                                        ---------------------
      Net cash provided by (used in) investing activities                (27,862)       5,860

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                              (8,191)        (154)
  Net increase (decrease) in short-term
   credit agreements                                                      24,267       (4,438)
  Net increase (decrease) in long-term credit agreements                     415       (1,666)
  Employee stock purchase plan  purchases                                    379            0
  Exercise of stock options and related tax benefit                        2,184        6,269
  Purchase of treasury stock                                             (29,437)           0
                                                                        ---------------------
      Net cash used in financing activities                              (10,383)          11

Effect of exchange rates on cash and cash equivalents                       (267)         321
                                                                        ---------------------
Net increase (decrease) in cash and cash equivalents                      (9,794)      20,487

Cash and cash equivalents at beginning of period                          56,319       21,766
                                                                        ---------------------
Cash and cash equivalents at end of period                              $ 46,525     $ 42,253
                                                                        =====================

Supplemental disclosures of cash flow information:
  Net decrease in cash and cash equivalents, discontinued operations    $ (1,370)    $   (396)
  Net increase (decrease) in cash and cash equivalents,
   continuing operations                                                $ (8,424)    $ 20,883
  Increase (decrease)  in net debt                                      $ 26,285     $(26,745)
  Interest paid                                                         $  3,606     $  3,708
  Income taxes paid (refunded)                                          $ 11,345     $ (6,478)


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)


                                  Common Stock    Additional                          Cumulative        Total
                                  -------------    Paid-in     Treasury    Retained   Translation   Stockholders'   Comprehensive
                                  Shares    $'s    Capital      Stock      Earnings   Adjustment       Equity           Income
                                  ------------------------------------------------------------------------------------------------


Balance, April 3, 1999            29,703   $297    $65,504     $(45,949)   $211,834    $ (9,825)      $221,861
                                  ============================================================================================
  Employee stock purchase plan       ---    ---        ---          480        (101)        ---            379
  Exercise of stock options
   and related tax benefit           127      1      2,183          ---         ---         ---          2,184
  Purchase of treasury stock         ---    ---        ---      (29,437)        ---         ---        (29,437)
  Net income                         ---    ---        ---          ---      18,238         ---         18,238         $18,238
  Foreign currency translation
   adjustment                        ---    ---        ---          ---         ---      (1,148)        (1,148)         (1,148)
                                                                                                                       -------
  Comprehensive income               ---    ---        ---          ---         ---         ---            ---         $17,090
                                  -------------------------------------------------------------------------------------=======
Balance, Dec 25, 1999             29,830   $298    $67,687     $(74,907)   $229,971    $(10,973)      $212,076
                                  ============================================================================


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

2.    FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2000 includes 52 weeks with the third quarter, ended December 25, 1999 including 12 weeks and the fourth quarter, ending March 31, 2000, including 14 weeks.

3.    COMPREHENSIVE INCOME

      In June 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income." SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. Currently, the Company's non-owner changes in equity are the foreign currency translation adjustments, which totaled $11.0 million and $9.8 million at December 25, 1999 and April 3, 1999, respectively.

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

5.    FOREIGN CURRENCY

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Net revenues and costs and expenses are translated at average rates in effect during the year. The effects of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income (expense) in the consolidated statement of operations for the first nine months of fiscal year 2000 and fiscal year 1999 are ($19,400) and ($1,035,000) respectively, in foreign currency transaction gains (losses).

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

      At December 25, 1999 and January 2, 1999, the Company had forward exchange contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $154.9 million and $165.5 million, respectively. Of the respective balances, $50.8 million and $52.9 million represented contracts related to intercompany receivables that settled within 35 days. The balance of the contracts relate to firm sales commitments. Gross unrealized gains and losses from hedging firm sales commitments, based upon current rates, were a $2.6 million gain and a ($6.2) million loss at December 25, 1999 and a $47.9 thousand gain and a ($7.6) million loss at January 2, 1999. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at December 25, 1999 will be offset by the foreign exchange effect on firmly committed sales of products to international customers in future periods.

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

      Inventories consist of the following:


                              December 25,    April 3,
                                  1999          1999
                              ------------    --------
                                   (in thousands)

           Raw materials         $14,959      $14,497
           Work-in-process         6,324        5,106
           Finished goods         37,962       40,170
                                 -------      -------
                                 $59,245      $59,773
                                 =======      =======

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


                                 For the three months ended
                                 --------------------------
                                 December 25,    January 2,
                                     1999           1999
                                 --------------------------

Basic EPS
---------
Net Income                          $ 6,533       $ 4,785

Weighted Average Shares              25,696        26,893
                                    ---------------------
Basic income per share              $  .254       $  .178
                                    ---------------------

Diluted EPS
-----------
Net Income                          $ 6,533       $ 4,785

Basic Weighted Average shares        25,696        26,893
Effect of Stock options                 401           515
                                    ---------------------

Diluted Weighted Average shares      26,097        27,408
                                    ---------------------
Diluted income per share            $  .250       $  .175
                                    ---------------------


                                 For the nine months ended
                                 --------------------------
                                 December 25,    January 2,
                                     1999           1999
                                 --------------------------

Basic EPS
---------
Net Income                          $18,238       $14,980

Weighted Average Shares              26,278        26,694
                                    ---------------------
Basic income per share              $  .694       $ 0.561
                                    ---------------------

Diluted EPS
-----------
Net Income                          $18,238       $14,980

Basic Weighted Average shares        26,278        26,694
Effect of Stock options                 252           259
                                    ---------------------

Diluted Weighted Average shares      26,530        26,953
                                    ---------------------
Diluted income per share            $  .687       $ 0.556
t                                    ---------------------

8.    DISCONTINUED OPERATIONS

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5,325,000. The divestiture was completed during the first quarter of fiscal year 2000, with the sale of the last remaining center. During the second quarter of fiscal year 2000, the Company completed its accounting for the divestiture with the write-off of the excess reserve of $144,000, net of taxes of $68,000.

9.    OTHER INVESTMENTS

      During the third quarter of fiscal year 2000, the Company made a $15.0 million in the securities of the privately-held company, Transfusion Technologies Corporation. The $15.0 million Investment will be accounted
for using the cost basis method of accounting.   Transfusion Technologies
Corporation designs, develops, and markets equipment and disposable sets for the processing of human blood for transfusion to patients.

10.   SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

Three months  ended (in thousands)


      December 25, 1999                   Blood Bank    Surgical    Plasma    Other      Total
      -----------------                   ----------    --------    ------    -----      -----

      Revenues from external customers      29,851       16,514     21,391     3,022     70,778

      January 2, 1999
      ---------------

      Revenues from external customers      30,295       13,806     20,747     3,110     67,958

Nine months ended (in thousands)

      December 25, 1999                   Blood Bank    Surgical    Plasma    Other      Total
      -----------------                   ----------    --------    ------    -----      -----

      Revenues from external customers      87,344       47,489     64,691     8,570    208,094

      January 2, 1999
      ---------------

      Revenues from external customers      89,550       44,801     63,346    10,044    207,741


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

      The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:


                                         Percentage of Net Revenues     Percentage Incr/(decr)
                                             Three Months Ended           Three Months Ended
                                         ---------------------------    ---------------------
                                         Dec 25, 1999    Jan 2, 1999          FY 00/FY 99
---------------------------------------------------------------------------------------------

Net revenues                                100.0%         100.0%                  4.1%
Cost of goods sold                           53.1           54.0                   2.4
                                            ------------------------------------------
Gross Profit                                 46.9           46.0                   6.2
Operating Expenses:
  Research and development                    5.4            5.8                  (2.9)
  Selling, general and administrative        29.0           29.6                   2.2
                                            ------------------------------------------
      Total operating expenses               34.4           35.4                   1.4
Operating income                             12.5           10.6                  22.4
  Interest expense                           (1.7)          (1.5)                 16.9
  Interest income                             1.9            1.9                   8.0
  Other income(expense)                       0.9           (0.1)               1540.0
                                            ------------------------------------------
  Income from continuing operations before
   provision for income taxes                13.6           10.9                  30.3
  Provision for income taxes                  4.4            3.8                  19.1
  Earnings from continuing operations         9.2%           7.1%                 36.2%
                                            ==========================================


Three Months Ended December 25, 1999 Compared to Three Months Ended January 2, 1999

Net Revenue Summary
-------------------
  ( in thousands)
-------------------


                                             Percent  Increase / (Decrease)
By geography:                                ------------------------------
                        FY 00      FY 99     Actual dollars     At constant
                                              as reported        currency
                       ----------------------------------------------------

United States          $21,840    $20,586          6.1 %            6.1 %

International           48,398     47,372          3.3              3.9
                       ------------------------------------------------
Net revenues           $70,778     67,958          4.1 %            4.6 %


                                             Percent  Increase / (Decrease)
By product type:                             ------------------------------
                        FY 00      FY 99     Actual dollars     At constant
                                              as reported        currency
                       ----------------------------------------------------

Disposables            $64,685    $59,388          8.9 %            9.6 %

Misc & service           3,022      3,110         (2.8)           (10.1)

Equipment                3,071      5,460        (43.8)           (43.1)
                       ------------------------------------------------

Net revenues           $70,778    $67,958          4.1 %            4.6 %


Disposables                                  Percent  Increase / (Decrease)
By product line:                             ------------------------------
                        FY 00      FY 99     Actual dollars     At constant
                                              as reported        currency
                       ----------------------------------------------------

Surgical               $15,420    $12,274         25.6 %           24.5 %
Blood bank*             28,250     26,658          6.0              7.1
Plasma                  21,015     20,456          2.7              4.0
                       ------------------------------------------------
Disposable revenues     64,685     59,388          8.9 %            9.6 %

<F*>  Includes red cell disposables

Three months ended December 25, 1999 compared to three months ended January 2, 1999

Net Revenues

      Net revenues in fiscal year 2000 increased 4.1% to $70.8 million from $68.0 million in fiscal year 1999. With currency rates held constant, net revenues increased 4.6% for the quarter year over year. Disposable sales increased approximately 8.9% year over year at actual foreign exchange rates. With currency rates held constant, disposable sales increased 9.6%. The 9.6% increase was a result of growth in all three product lines, worldwide surgical 24.5%, worldwide blood bank 7.1% and worldwide plasma 4.0%. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 92% and 88% of net revenues for fiscal year 2000 and fiscal year 1999, respectively. Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 4.0% and 4.7% of the Company's net revenues, at constant currency, for fiscal year 2000 and fiscal year 1999, respectively.
Equipment revenues decreased approximately 43.8 % from $5.5 million in fiscal year 1999. With currency rates held constant, equipment revenues decreased 43.1% from fiscal year 1999 to fiscal year 2000. International sales as reported accounted for approximately 68% and 70% of net revenues for fiscal year 2000 and fiscal year 1999, respectively.

Gross profit

      Gross profit of $33.2 million in fiscal year 2000 increased $2.0 million from $31.2 million fiscal year 1999. At constant currency rates gross profit, as a percent of sales, increased by 0.7% and increased in dollars by $1.9 million from fiscal year 1999 to fiscal year 2000. The $1.9 million increase was attributable to higher sales dollars in fiscal year 2000 over fiscal year 1999 and the Company's Customer Oriented Redesign for Excellence or CORE Program which contributed approximately $0.3 million in labor savings.

Expenses

      The Company expended $3.8 million (5.4% of net revenues) on research and development in fiscal year 2000 and $3.9 million (5.8% of net revenues) in fiscal year 1999. At constant currency rates, research and development as a percent of sales decreased by 0.8% and decreased in dollars by $0.3 million from fiscal year 1999 to fiscal year 2000.

      Selling, general and administrative expenses increased $0.4 million to $20.5 million in fiscal year 2000 from $20.1 million in fiscal year 1999.
At constant currency rates, selling, general and administrative expenses increased $0.1 million from fiscal year 1999 to fiscal year 2000 but decreased 1.0% as a percent of sales from fiscal year 1999 to fiscal year 2000. The CORE Program contributed approximately $0.3 million to reductions in distribution-related selling, general and administrative expenses.

Operating Income

      Operating income, as a percentage of net revenues, increased 1.9 percentage points to 12.5% in fiscal year 2000 from 10.6% in fiscal year 1999. At constant currency rates, operating income, as a percent of net revenues, increased 2.6% from fiscal year 1999 or $2.1 million. The $2.1 million increase in operating income resulted primarily from gross profit improvement.

Other Income and Expense

      Both interest expense and interest income remained relatively unchanged from fiscal year 1999 to fiscal year 2000, increasing by only
$0.2 and $0.1 million respectively. Other income increased $0.6 million due primarily to increases in income earned from points on forward contracts and decreases in foreign exchange transaction losses.

Taxes

      The provision for income taxes, as a percentage of pretax income, was reduced from 35.0% in fiscal year 1999 to 32.0% in fiscal year 2000 Contributing to the decrease in the tax rates was a decrease in the Japanese statutory tax rate, the allocation of income between jurisdictions and greater utilization of foreign sales corporation benefits.

Nine months Ended December  25, 1999 Compared to Nine months Ended January
2, 1999


                                         Percentage of Net Revenues     Percentage Incr/(decr)
                                             Nine Months Ended             Nine Months Ended
                                         ---------------------------    ---------------------
                                         Dec 25, 1999    Jan 2, 1999          FY 00/FY 99
---------------------------------------------------------------------------------------------

Net revenues                                100.0%         100.0%                 0.2%
Cost of goods sold                           53.1           52.4                  1.6
                                            -----------------------------------------
Gross Profit                                 46.9           47.6                 (1.3)
Operating Expenses:
  Research and development                    5.4            5.3                  1.4
  Selling, general and administrative        29.7           31.5                 (5.6)%
                                            -----------------------------------------
      Total operating expenses               35.1           36.8                 (4.6)
Operating income                             11.8           10.8                  9.8
  Interest expense                           (1.6)          (1.5)                 7.6
  Interest income                             1.8            1.7                  9.1
  Other income                                0.8            0.2                274.3
                                            -----------------------------------------
  Income from continuing operations before
   provision for income taxes                12.8           11.2                 14.7
  Provision for income taxes                  4.1            3.9                  4.9
                                            -----------------------------------------
  Earnings from continuing operations         8.7%           7.3%                20.0%

Nine months Ended December 25, 1999 Compared to Nine Months Ended January 2,
1999

Net Revenue Summary
-------------------
  ( in thousands)
-------------------


                                                 Percent  Increase / (Decrease)
By geography:                                 ------------------------------------
                                                                  On a comparable*
                        FY 00       FY 99     Actual dollars     basis at constant
                                               as reported            currency
                       -----------------------------------------------------------

United States          $ 66,386    $ 65,008         2.1 %               4.8 %

International           141,708     142,733        (0.7)                4.4
                       ----------------------------------------------------
Net revenues           $208,094     207,741         0.2 %               4.5 %


                                                 Percent  Increase / (Decrease)
By product type:                              ------------------------------------
                                                                  On a comparable*
                        FY 00       FY 99     Actual dollars     basis at constant
                                               as reported            currency
                       -----------------------------------------------------------

Disposables            $188,789    $183,923         2.6 %               7.5 %

Misc & service            8,561      10,043       (14.8)              (15.1)

Equipment                10,744      13,775       (22.0)              (20.8)
                       ----------------------------------------------------

Net revenues           $208,094    $207,741         0.2 %               4.5 %


Disposables                                      Percent  Increase / (Decrease)
By product line:                              ------------------------------------
                                                                  On a comparable*
                        FY 00       FY 99     Actual dollars     basis at constant
                                               as reported            currency
                       -----------------------------------------------------------

Surgical               $ 43,633    $ 39,783         9.7 %               13.2 %
Blood bank**             82,128      81,499         0.8                  6.3
Plasma                   63,028      62,641         0.6                  5.4
                       ----------------------------------------------------
Disposable revenues     188,789     183,923         2.6 %                7.5 %

<F*>  Comparable Basis Adjustments
      Adjustments made for comparison purposes only were as follows:

      All Profit and Loss Statement Items
      To make fiscal year 1999 comparable with fiscal year 2000, the additional
      (14th) week in Q1 of fiscal year 1999 was removed.

      Operating Expenses
      To make fiscal year 1999 comparable with fiscal year 2000, the settlement cost relating to litigation included in SG&A expenses in Q1 of fiscal year 1999 was removed.

<F**> Includes red cell disposables

Net Revenues

      Net revenues in fiscal year 2000 increased 0.2% to $208.1 million from $207.7 million in fiscal year 1999. With currency rates held constant and reflected on a comparable basis, net revenues increased 4.5% from fiscal year 1999 to fiscal year 2000. Disposable sales increased approximately 2.6% year over year at actual foreign exchange rates. With currency rates held constant, disposable sales on a comparable basis increased 7.5%. The 7.5% increase was a result of growth in all three disposable product line sales, worldwide surgical 13.2%, worldwide blood bank 6.3% and worldwide plasma 5.4%. Constant currency sales of disposable products on a comparable basis, excluding service and other miscellaneous revenue, accounted for approximately 91% and 89% of net revenues for fiscal year 2000 and fiscal year 1999, respectively. Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 3.9% and 4.8% of the Company's net revenues, at constant currency, for fiscal year 2000 and fiscal year 1999, respectively. Equipment revenues decreased 22.0% from $13.8 million in fiscal year 1999. With currency rates held constant and reflected on a comparable basis, equipment revenues decreased 20.8% year over year. International sales as reported accounted for approximately 68% and 69% of net revenues for fiscal year 2000 and fiscal year 1999, respectively.

Gross profit

      Gross profit of $97.6 million in fiscal year 2000 decreased $1.3 million from $98.9 million in fiscal year 1999. At constant currency rates and with gross profit reflected on a comparable basis, gross profit as a percent of sales increased by 0.3% and increased in dollars by $5.0 million from fiscal year 1999 to fiscal year 2000. The $5.0 million increase was attributable to higher sales dollars in fiscal year 2000 over fiscal year 1999 and the Company's Customer Oriented Redesign for Excellence or CORE Program which contributed approximately $1.4 million in labor savings.

Expenses

      The Company expended $11.2 million (5.4% of net revenues) on research and development in fiscal year 2000 and $11.0 million (5.3% of net revenues) in fiscal year 1999. At constant currency rates and with research and development reflected on a comparable basis, research and development as a percent of sales decreased slightly by 0.3% and decreased slightly in dollars by $0.1 million from fiscal year 1999 to fiscal year 2000.

      Selling, general and administrative expenses were $61.8 million in fiscal year 2000, representing 29.7% of net revenues and a 1.8 percentage point reduction year over year from fiscal year 1999 to fiscal year 2000. At constant currency rates and reflected on a comparable basis, selling, general and administrative expenses increased $0.7 million, but decreased 1.0% as a percent of sales from fiscal year 1999 to fiscal year 2000. The CORE Program contributed approximately $1.3 million of savings, especially relative to prior year selling, general and administrative expenses through reductions in distribution costs.

Operating Income

      Operating income as a percentage of net revenues increased 1.0% to 11.8% in fiscal year 2000 from 10.8% in fiscal year 1999. At constant currency rates and reflected on a comparable basis, operating income, as a percent of net revenues, increased 1.7% from fiscal year 1999 or $4.4 million. The $4.4 million increase in operating income resulted mainly from the gross profit improvement.

Other Income and Expense

      Interest expense increased $0.2 million from fiscal year 1999 to fiscal year 2000. Interest income increased $0.3 million from fiscal year 1999 to fiscal year 2000 due to both higher average cash balances and higher average yields. Other income increased $1.2 million due primarily to increases in income earned from points on forward contracts and decreases in foreign exchange transaction losses.

Taxes

      The provision for income taxes, as a percentage of pretax income, was lower by 3.0 % from 35.0% in fiscal year 1999 to 32.0% in fiscal year 2000. The Company expects the provision rate to remain at 32.0% for the full 12 months of fiscal 2000. Contributing to the decrease in the tax rates was a decrease in the Japanese statutory tax rate, the allocation of income between jurisdictions and greater utilization of foreign sales corporation benefits.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, other investments, stock repurchases, new business development and working capital.

      During the nine months ended December 25, 1999, the Company decreased its cash balances, before the effect of exchange rates, by $9.5 million from operating, investing and financing activities which represents a decrease of $29.7 million from the $20.2 million generated by the Company's operating, investing and financing activities during the nine months ended January 2, 1999. The decrease was largely a result of $44.1 million more cash utilized by the Company's investing and financing activities, offset $14.4 million more cash provided by the Company's operating activities.

Operating Activities:

      The Company generated $33.6 million in cash from operating activities of continuing operations in fiscal year 2000 as compared to $29.2 million generated during fiscal year 1999. The $4.4 million decrease in operating cash flow from continuing operations was a result of; a $4.9 million increase in net income adjusted for non cash items, a $0.7 million decrease in inventory as seen in the improved disposable finished goods inventory turns, a short-term sales-type lease reduction of $3.8 and a $7.4 decrease in other assets. These increased sources of cash were offset by a $2.9 million increase in accounts receivable, a $7.9 million change to the prepaid income tax account due to fiscal year 1999 refunds not recurring in fiscal year 2000 and a $1.6 million decrease in accounts payable, accrued expenses and other current liabilities. The increase in accounts receivable was attributable to condensing the quarter to 12 weeks in accordance with the Company's Y2k contingency plan. If the actual collections received in the 13th week were taken into account, the DSO was in line with that the third quarter of fiscal year 1999.

      During fiscal year 2000, the Company's discontinued operations utilized $10.0 million less in operating cash flows as compared to fiscal year 1999.

Investing Activities

      The Company utilized $31.4 million in cash for investing activities from continuing operations in fiscal year 2000, an increase of $22.7 million from the $8.7 million utilized in fiscal year 1999. The $22.7 increase in investing activity during the nine months ended December 25, 1999 was due to a $15.0 million investment in Transfusion Technologies Corporation during the third quarter of fiscal year 2000, a $3.9 million increase in capital expenditures, net of retirements and disposals and $3.8 million decrease in the cash generated by long-term sales contracts.

      During the nine months ended December 25, 1999, discontinued operations provided $3.6 million in investing cash flows. This reflects a decrease in investing cash flows provided from discontinued operations of $11.0 as compared to the $14.6 million in cash provided during the first nine months of fiscal year 1999.

Financing Activities:

      During the nine months ended December 25, 1999, the Company's net debt increased $26.3 million, a $53.0 million increase as compared to the nine months ended January 2, 1999. This $53.0 million increase resulted primarily from the operating and investing activities in fiscal year 2000 which provided $19.3 million less cash than in fiscal year 1999, $3.7 million less cash provided from employee stock purchase plan and stock option activity, a $0.6 million unfavorable impact of currency and the Company's repurchase in fiscal year 2000 of 1.6 million shares of common stock for its treasury for $29.4 million. Future share repurchases are dependent upon the availability of shares at acceptable price levels and compliance with restrictive convenants in the Company's financing agreements.

      At December 25, 1999, the Company had working capital of $134.7 million. This reflects a decrease of $27.5 million in working capital for the nine months ended December 25, 1999. The Company believes its sources of cash are adequate to meet its projected needs.

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

Year 2000 Costs

      Haemonetics made the transition to the calendar year 2000 without "Year 2000" interruptions. Throughout the approximately $3 million year 2000 project, the Company replaced or upgraded over 700 PCs and other computers, telecommunication systems around the world and added back-up capabilities. In addition, a complete inventory of computer software was developed. Over 35% of the software applications were upgraded, remediated, or retired. Several non-information technology functions were also improved including manufacturing facilities and customer support areas. The Company also took this opportunity to leverage Year 2000 contingency planning activities into disaster recovery plans for locations around the world.

Risks

      The Company continues to evaluate the risks associated with potential delayed impact Year 2000 related failures. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition, and results of operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's business, financial condition, and results of operations. The Company's Year 2000 project has significantly reduced the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the implementation of new business systems and completion of the Company's Year 2000 project as scheduled, the possibility of significant interruptions of normal operations has been reduced.

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

Information systems

      The Company is continuing to gain a more complete view of the impact of the Euro conversion on its information systems. The Company realizes it will create technical challenges to adapt information technology and other systems to accommodate Euro-denominated transactions. The Committee is in the process of identifying all systems and determining their state of Euro readiness. The cost of adapting these systems is not yet known, but the Company does not believe it to be significant.

      All systems will be tested during the first two quarters of Fiscal Year 2001.

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

      The Committee has identified the new amounts of the share capital per the requested minimum capital requirements issued by the EU. The Committee is currently in the process of coordinating all activities related to these changes such as meetings of the subsidiary board of directors, shareholder meetings, changes in by-laws and defining the appropriate accounting transactions. The Company anticipates that all required changes will be completed during fiscal year 2001. The Company does not anticipate material exposure resulting from the share capital conversion.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

      The Company has the following significant foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:


    Hedged          (BUY) / SELL     Weighted Forward       US$ @        Unrealized
   Currency        Local Currency      Contract Rate     Forward Rate    Gain / (Loss)      Maturity
------------------------------------------------------------------------------------------------------

Euro Equivalent        7,500,000      $1.146             $ 7,617,200      $   974,050     Jan-Mar 2000
Euro Equivalent        7,500,000      $1.054             $ 7,666,050      $   240,100     Apr-Jun 2000
Euro Equivalent        7,200,000      $1.077             $ 7,406,600      $   350,560     Jul-Sep 2000
Euro Equivalent        7,500,000      $1.108             $ 7,764,650      $   542,850     Oct-Dec 2000
Japanese Yen       1,670,000,000       125.4 per US$     $16,424,539      $(3,110,725)    Jan-Mar 2000
Japanese Yen       1,850,000,000       117.3 per US$     $18,453,408      $(2,678,928)    Apr-Jun 2000
Japanese Yen       1,975,000,000       111.9 per US$     $20,016,763      $(2,368,147)    Jul-Sep 2000
Japanese Yen       2,075,000,000        99.7 per US$     $21,376,225      $  (555,363)    Oct-Dec 2000

<F*>  Includes forward points.

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the fair value of all forward contracts would increase by $8.1 million. Assuming a 10% weakening of the U.S. dollar relative to all other major currencies, the fair value of all forward contracts would decrease by $9.2 million.

Interest Rate Risk

      Approximately 91%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt however would change in response to interest rates movements due to its fixed rate nature. At December 25, 1999, the fair value of the Company's long-term debt was approximately equivalent to the value of the debt reflected on the Company's financial statements. Approximately 88% of the Company's outstanding long-term borrowing is represented by the $40 million in 7.05% fixed rate senior notes at December 25, 1999.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at December 25, 1999. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.6 million.

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

           None

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


                                  HAEMONETICS CORPORATION


Date: February 2, 2000          By: s/ James L. Peterson
                                      --------------------
                                      James L. Peterson,
                                      President and Chief Executive Officer

Date: February 2, 2000          By: s/ Ronald  J. Ryan
                                      ------------------
                                      Ronald J. Ryan, Sr. Vice President and
                                      Chief Financial Officer, (Principal
                                      Accounting Officer)