Form 10-K
period 2000-04-01
HAEMONETICS CORP
filed 2000-06-16
CIK 313143

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2000. Commission file number 1-10730

                           HAEMONETICS CORPORATION
           (Exact name of registrant as specified in its charter)

     Massachusetts                                   04-2882273
------------------------                ------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification No.)

             400 Wood Road, Braintree, Massachusetts 02184-9114
                               (781) 848-7100
             --------------------------------------------------
            (Address, including zip code, and telephone number,
            including area code, of principal executive offices)

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
                             Yes   X   No
                                 -----    -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of May 15, 2000 was approximately $391,000,000.

      The number of shares of the registrant's common stock, $ .01 par value, outstanding as of May 15, 2000 was 25,289,499

                            --------------------

Documents Incorporated By Reference

      Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting to be held July 25, 2000.


                              TABLE OF CONTENTS
----------------------------------------------------------------------------
                                                                 Page Number
                                                                 -----------

Item 1.    Business
           (a)  New Developments in the Business                        3
           (b)  General History of the Business                         5
           (c)  Financial Information about Industry Segments           5
           (d)  Narrative Description of Business                       6
           (e)  Financial Information about Foreign and
                Domestic Operations and Export Sales                   13
Item 2.    Properties                                                  14
Item 3.    Legal Proceedings                                           14
Item 4.    Submission of Matters to a Vote of Security Holders         15
Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters                                 16
Item 6.    Selected Consolidated Financial Data                        17
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         18
Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk                                                 27
Item 8.    Financial Statements and Supplementary Data                 29
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                         50
Item 10.   Directors and Executive Officers of the Registrant
           (a)  Identification of Directors                            50
           (b)  Identification of Executive Officers                   50
Item 11.   Executive Compensation                                      51
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                  51
Item 13.   Certain Relationships and Related Transactions              51
Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K
           (a)  Financial Statement Schedules                          52
           (b)  Reports on Form 8-K                                    52
           (c)  Exhibits                                               52


ITEM 1.    BUSINESS

(a)   New Developments in the Business

      Regulatory  Developments

      Solutions

      Haemonetics is engaged in a long-term worldwide strategy to supply directly to its customers all of the intravenous ("IV") solutions required for use with its blood collection disposable kits. Because one to three units of IV solutions are required for use with every disposable kit sold, Haemonetics by providing its own IV solutions, will be able to control costs more effectively.

      The Company has a full line of CE approved IV solutions in Europe, but just recently received its first FDA approval for sale of an IV solution in the US.

      The following milestones were reached in Fiscal Year 2000:

      June, 1999      Approval for sale in Canada of 4% sodium citrate, an
                      anticoagulant used in plasma collection
      August, 1999    Approval for sale in Canada of Anticoagulant Citrate
                      Dextrose Solution ("ACDA"), an anticoagulant used in
                      platelet collection
      March, 2000     Approval for sale in US of 4% sodium citrate

      Red Cell

      Regulatory bodies around the world, including the US Food & Drug Administration ("FDA"), support removal of white cells from red blood cells prior to transfusion to protect the transfusion recipient from the harmful effects of white cells. The Company believes that FDA will soon mandate white cell removal - also known as leukoreduction, although it is unclear when such a mandate will become effective. The Company's red cell collection technology which is marketed in Europe currently includes an integrated white cell leukoreduction filter. Following completion of human studies of a two unit collection, filtered protocol in the US, in December 1999, the Company submitted its 510(k) application to FDA for approval to market the new product in the US. The Company hopes to receive FDA clearance by the end of calendar 2000.

      New Business Developments

      Divestiture of Management of Blood Banks

      In 1998, the Company embarked on an initiative to divest itself of ownership of seven blood banks (encompassing 17 collection sites) throughout the US. By May, 1999 the Company completed divestiture of this division with each blood bank sale resulting in a long-term supply agreement between Haemonetics and the buyer for purchase of Haemonetics disposables.

      Expansion

      In April, 1999 the Company announced that it opened a subsidiary in the Czech Republic which would take over sales from the established distributor and sell direct in that country.

      In November, 1999, the Company acquired a 19.8% ownership stake in Transfusion Technologies, a privately held device company based in Natick, MA. The two companies formed a strategic business relationship in which Haemonetics is the exclusive European and Asian distributor of the OrthoPAT(R) Autotransfusion System developed by Transfusion Technologies and fully approved for sale. The OrthoPAT is a blood cell salvage device designed for use in orthopedic surgeries, the most rapidly growing segment of the international cell salvage market.

      In January, the Company announced an exclusive agreement to collaborate with V.I. Technologies ("VITEX") on the development of critical components of a pathogen inactivation system for red blood cells. This is a process in which pathogens such as HIV, Hepatitis C, and bacteria are chemically treated and made inactive in red blood cells prior to transfusion to a patient. With this agreement, VITEX will provide INACTINE, the compound which inactivates the pathogens, and Haemonetics will provide the system (device and disposable) required to remove the INACTINE compound from the red blood cells prior to transfusion to a patient.

      Haemonetics estimates that the VITEX pathogen inactivation system will be ready to launch by fiscal year 2004. Investment analysts project the global market for red cell pathogen inactivation to be in excess of $2 billion annually.

      In January, the Company announced that Tim Surgenor, former President of the Tissue Repair Division of Genzyme Corporation had been appointed Corporate Executive Vice President with responsibility for new business development. This appointment reflects the growing importance of internal and external new business development in the growth of the Company over the next several years.

      Cultivation of the Emerging Red Blood Cell Market

      The Company continued market introduction of the newest application of its red cell apheresis, a procedure that enables a donor to give twice as many red blood cells as is possible using manual collection methods. Red blood cells are the most frequently transfused of the three main blood components, and their efficient collection constitutes an emerging market whose value is estimated at $300 million. The Company has projected sales from this procedure to reach $30 million by fiscal year 2003 and $120 million by fiscal year 2005.

      In September, 1999 the Company and the American Red Cross ("ARC") entered into a long-term supply agreement for use of Haemonetics' technology in blood collections in New England. Additionally, the ARC will allow its blood donor center in Braintree, MA to be used as a demonstration site for Total Apheresis.(TM) using Haemonetics equipment exclusively.

      Haemonetics and United Blood Services ("UBS"), a division of Blood Systems Inc., signed a long-term agreement in November, 1999 in which Haemonetics will supply UBS with devices and disposables for blood collection. Implementation began with the gradual roll out of 30 devices at 20 blood donor centers beginning in Q4 of fiscal year 2000. UBS is the second largest blood collector in the country, representing 8% of the industry.

      At the close of fiscal year 2000, the Company's red blood cell collection system was accepted for use at blood systems which collect nearly 75% of the blood donated in the US.

      Revitalization of Research and Development

      The Company continued to demonstrate its commitment to expand resources to allow more new products to get to market faster. In July, 1999 the FDA approved human studies of a filtered protocol for two unit red cell collection. The study was completed and a 510(k) submitted in December, 1999.

      The Company completed clinical trials on an automated red cell washing system which will be the first product to allow previously frozen red cells to be thawed, and then stored for an extended shelf life of up to 14 days. It completed its submission of a 510(k) and New Drug Application ("NDA") to the FDA for this device and the solution used with it in March, 1999. Over 40 million units of red cells are transfused each year to patients, and there are constant supply shortages. Many blood banks worldwide cannot meet their customers' demands for red cells and, therefore, have to import red cells from other blood banks. Extending the shelf life of thawed red cells will help blood centers in managing their red cell inventories because periodic excess collections can be put into frozen storage to be available in times of collection shortages.

      The Company continued its clinical trials in Japan of a new device, the Superlite. This device makes Haemonetics' current mobile technology even more user friendly to a blood collection system where most blood is collected in a mobile environment, that is, at schools, businesses, churches, etc. The Superlite is about half the size and weight of Haemonetics' current technology, allowing even easier transport and more machines to fit into limited space.

      Streamlined Operations

      In 1998, the Company undertook a program to re-engineer its manufacturing, logistics, and other processes to yield a low-cost advantage in the blood processing industry. This initiative - Customer Oriented Redesign for Excellence ("CORE") - has three goals: 1) improve customer satisfaction through top quality and on-time deliveries, 2) lower production costs, and 3) optimize inventories. The CORE program has already helped Haemonetics to realize significant cost savings.

      In fiscal year 2000, the CORE program yielded savings of $3.6 million bringing total savings from the program since inception to almost $10 million.

(b)   General History of the Business

      Haemonetics Corporation was incorporated in Massachusetts in 1985. The terms "Haemonetics" and the "Company" as used herein include its subsidiaries and its predecessor where the context so requires.

      Haemonetics was founded in 1971 and became a publicly owned company for the first time in 1979. In August 1983, Haemonetics was acquired by American Hospital Supply Corporation ("AHS"). In connection with the acquisition of AHS by Baxter Travenol Laboratories, Inc. in 1985, Baxter Travenol divested Haemonetics in order to address antitrust concerns related to that acquisition. Haemonetics was purchased in December, 1985 by investors that included James L. Peterson, the Company's present chief executive officer and president, E. I. du Pont de Nemours and Company ("Du Pont"), and other present and former employees of the Company. In May, 1991, the Company completed an Initial Public Offering, at which time Du Pont divested its entire interest in the Company.

      Haemonetics is engaged in the manufacture of automated systems for the collection, processing and surgical salvage of blood. Since the development of its first proprietary cell washing system in 1971, the Company has pioneered a family of innovative systems and technologies for blood processing. The Company's business is focused on surgical blood salvage, blood component therapy, and automated blood component collection. Haemonetics blood processing systems consist of proprietary disposable sets driven by specialized equipment. The Company's equipment is used with more than 100 different sterile, single-use disposable products. The Company markets its products to hospitals, independent blood banks, commercial plasma centers and fractionators, and national health organizations in more than 50 countries.

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

      The financial information required for the business segment is included herein in footnote 11of the financial statements, entitled SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION.

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

      Traditionally, a deficiency in any one of the components of blood has been addressed by the transfusion of whole blood or blood components from one or more third-party donors ("homologous blood transfusion"). Homologous blood transfusions have major drawbacks. First, they carry the risk of transfusion reactions, which can range from mild allergic responses to life-threatening red cell incompatibility. Second, while the vast majority of blood in the United States and other developed countries is tested for transfusion-related viruses such as HIV, hepatitis, and cytomegalovirus, such screening tests are not completely comprehensive, and the evidence of disease contamination in the blood supply is well documented. This risk is increased when blood is collected from multiple donors.

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

      The need for a blood transfusion during surgery is common with open heart, trauma, transplant, vascular and orthopedic operations. Surgical blood salvage reduces or eliminates a patient's dependence on blood donated from others (homologous blood), which carries the risk of transmission of viruses , such as HIV and hepatitis, as well as the risk of severe transfusion reactions. The decision to transfuse a unit of homologous blood involves weighing the potential therapeutic benefits of such transfusion against the risks of the transfusion itself. The Company believes there is increasing recognition within the medical community that blood transfusions should be autologous wherever possible to avoid the homologous blood transfusion risks described above. Moreover, patients are becoming increasingly aware of the availability and advantages of autologous blood transfusion. Ongoing shortages of blood and blood components have reinforced the benefits of this approach.

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

      Blood Component Therapy

      Blood component therapy involves the treatment of patients by using specific blood components ? platelets, red blood cells, peripheral blood stem cells, or white blood cells ? instead of whole blood. Blood component therapy applications are increasing and have become integral to the treatment of a wide variety of cancers, blood disorders and conditions involving hemorrhaging.

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

      Haemonetics automated plasma collection systems, PCS(R) and PCS(R)2, shortened the collection procedure to approximately forty minutes, from the ninety minutes required for manual collection. Donor safety also increased. The donor is never separated from his or her own blood, thereby eliminating the possibility of returning the wrong red cells to the donor, a risk that exists in manual collection. The PCS(R) and PCS(R) systems also yield a higher quality plasma than do manual methods, since a smaller amount of anticoagulant is needed and the donor is given no intravenous fluids to dilute his or her native plasma.

      Haemonetics aggressively pursued the conversion of commercial plasma collection firms from manual methods to the Company's automated PCS(R) systems. The Company's general policy is to place its own equipment at commercial plasma centers with requirements that the centers purchase a certain number of disposables and that each machine be utilized for donations a certain number of times per day. In this way, the Company recoups the cost of the equipment through disposable sales and maintains control of the equipment should usage and sales not meet optimal terms.

      Plasma collection from donors is undergoing dramatic changes due to greater focus on the quality, safety and cost of plasma-based therapeutic products. The Company has been the primary supplier of automated plasma collection systems to the national blood collection programs of Japan, France, Sweden, Canada and the United Kingdom.

      Haemonetics is one of two vendors worldwide to the commercial plasma market.

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

      Haemonetics has extended its MCS(R)+ system product line to offer systems for the automated collection of red blood cells. The Company's red blood cell apheresis systems automate the red blood cell collection process, thereby producing a more consistent red cell transfusion unit and eliminating the lengthy secondary handling and processing steps. In addition, by targeting group O "universal" donors for collection in multiple units,, blood centers can meet their collection requirements more efficiently and make better use of a shrinking donor pool.

      Revenue Detail

      In the year ended April 1, 2000, sales of disposable products accounted for approximately 90 percent of net revenues. Sales of disposable products by the Company were 4.6 percent higher in 2000 than in 1999 at constant currency and reflected on a comparable basis (1.0 percent higher in 2000 than in 1999 with the effects of currency) and grew at a compound average annual growth rate of 4.4 percent for the three years ended April 1, 2000 at constant currency. Service and other miscellaneous revenues accounted for approximately 4.4 % percent of the Company's net revenues during the year ended April 1, 2000.

      Sales of equipment accounted for approximately 5.5 percent of net revenues in fiscal 2000 and approximately 7.4 percent in fiscal 1999. Variations in the level of the Company's sales of equipment are likely to occur from year to year and quarter to quarter. These variations reflect the buying cycles of the Company's customers, a shift in Company policy toward placing Company-owned equipment versus selling it and the level of equipment purchases by the national blood organizations in Europe, Japan and other countries that are implementing programs for national self-sufficiency in blood products with the use of the Company's products.

      Marketing/Sales/Distribution

      Haemonetics markets and sells its products to hospitals, large blood systems and independent blood banks, commercial plasma collection centers, and national health organizations through its own direct sales force in North America, Europe and Japan. The sales force is composed of full-time sales representatives and clinical specialists based in the United States, the United Kingdom, Germany, France, Sweden, the Netherlands, Luxemburg, Denmark, Italy, Australia, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. These sales representatives and clinical specialists interact with physicians, surgeons, and nurses to promote and sell Haemonetics products and services. The clinical specialists assist the sales force and Haemonetics customers through demonstrations and training.

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

      The field service engineering group is supported by a headquarters-based technical support engineering staff which provides 24-hour phone support 365 days a year in the US. Haemonetics also maintains technical support staffs in Europe and Asia. Many hospital customers have their own staffs of biomedical engineers who rely on the Company's technical training and spare parts logistic systems.

      The Company uses various distributors to market its products in South America, the Middle East, and parts of Europe and the Far East.

      Haemonetics endeavors to minimize the time between receipt of purchase orders and delivery of products. Accordingly, the Company's backlog as of the end of any period represents only a portion of actual sales for the succeeding period.

      Haemonetics as a Distributor

      During fiscal year 2000 the Company gained exclusive distribution rights to sell Transfusion Technologies' OrthoPAT autotransfusion system to the European and Asian markets. The OrthoPAT system is a small portable system, designed for orthopedic surgery which allows blood to be salvaged both during and after surgery in a single disposable set.
Research and Development

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

      The Company has also developed expertise in the development and production of various fluid products that are used in conjunction with its blood processing systems. The Company's R&D staff includes experts in the formulation, sterilization and packaging of these solutions. Haemonetics also has the capability to conduct it's own preclinical testing on blood products and to manage clinical trials.

      Haemonetics operates research and development centers in Switzerland, Japan, and the United States, so that protocol variations are incorporated that closely match local customer requirements. The Company's expenditures for research and development were $14.9 million, $15.1 million and $17.9 million, for the fiscal years 2000, 1999 and 1998, respectively. All research and development costs are expensed as incurred. The Company expects to continue to invest substantial resources in research and development.

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

      Manufacturing

      Disposables

      Each individual blood collection procedure requires a disposable plastic set, which contains a medical-grade tubing harness, bags, filters, and processing chamber. Haemonetics molds many of its own components, which it then assembles with manufactured and purchased tubing and sheeting to form the final products. The Company tests its product materials for purity to determine that they are biocompatible and free of contamination. Assembly is carried out in a clean room environment.

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

      Solutions

      In its South Carolina facility, the Company manufactures sterile intravenous ("IV") solutions to support the Company's blood bank (component therapy) and plasma businesses. IV solutions include anticoagulants and storage solutions necessary to collect and store blood components. The Company has regulatory approval to market 4% sodium citrate anticoagulant solution for the automated collection of plasma in the US and Canada. The Company also has approval to market Anticoagulant Citrate Dextrose Solution Formula A, ("ACDA") in Canada. ACDA is an anticoagulant necessary for the automated collection of platelets. In addition, because of the faster regulatory review and approval processes in Europe, the Company already has a full line of IV solutions available in Europe.

      Equipment

      Each Haemonetics blood processing machine is designed in-house and assembled from components that are either manufactured by the Company or by others to Company specifications. Many critical mechanical assemblies are machined and fabricated utilizing the Company's own process control procedures. The completed instruments are programmed, calibrated, and tested to ensure compliance with the Company's engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification requirements, and the components are subjected to focused incoming inspection programs. Approximately 98 percent of the Company's equipment, including all new systems, is manufactured by Haemonetics. The remainder is manufactured for the Company by an outside contractor.

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

      The CORE Program

      Beginning in 1998, Haemonetics engaged an independent consulting firm to conduct a thorough evaluation of key corporate processes and then embarked on a company-wide program to streamline operations and reduce expenses. Involving all Haemonetics employees, the Customer Oriented Redesign for Excellence ("CORE") Program is expected to have far-reaching positive consequences.

      The Program has three goals: 1) improve customer satisfaction through top quality and on-time deliveries, 2) lower production costs, and 3) optimize inventories.

      Consistent with the tenets of traditional Total Quality of Management ("TQM"), CORE is focused heavily on customer satisfaction and addresses what every Haemonetics employee can do to better meet customer needs. It expands upon the Company's existing core values of trust, quality, and innovation, and represents a new way of spotlighting the activities deemed essential to continuous improvement of corporate processes and procedures.

      Early results of the CORE Program show significant improvements in air freight costs, inventory turns, late orders, and distribution expenses. In fiscal year 2000, the Company saved $3.6 million through factory automation, labor efficiencies and distribution and other selling, general and administration expense savings. The Company also began putting in place additional automated systems for some manufacturing processes which should net future savings. Goals for fiscal year 2001 and fiscal year 2002 include additional labor efficiencies and automated processes to net an estimated $3 million in savings in each of these years.

      Competition

      The markets for Haemonetics products are developing and are highly competitive. Although Haemonetics competes directly with others, no one company competes with Haemonetics across its full line of products. The Company has established a record of innovation and market leadership in each of the areas in which it competes.

      Competition in the surgical blood salvage market, where the underlying technology among major competitors is similar, is based upon reliability, ease of use, service, support, and price. Haemonetics competes principally with Medtronics, Inc. and Sorin Biomedica.

      In the blood component therapy market, competition is based upon the ability of systems to achieve increasingly higher levels of performance, as measured by the time and efficiency of component collection and the quality of the components collected. The Company's major competitors in this market are Gambro BCT and Baxter International, Inc. Each of these companies has taken a technological approach different from that of Haemonetics in the design of systems for the component therapy market.

      In the red cell market, the Company has pioneered automated collection. The Company competes with traditional methods of collecting and separating whole blood on the basis of total cost, process control, product quality, and inventory management. Additionally, it competes with Gambro BCT in certain red cell collection protocols.

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

      In the fourth quarter, Fiscal 2000, the Company wrote down $10 million in equipment placed in China, due in part to competition from unauthorized, Chinese made disposables which are "knock offs" of Haemonetics proprietary disposables. The uncertainties of China's practices surrounding protection of intellectual property may subject other Haemonetics products sold in China to competition from locally made knock offs.

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

      However, in FY00, the Company was impacted in the fourth quarter by decreased use of plasma disposable sets primarily because of a drop in available donors.

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

      Regulation

      The products manufactured and marketed by the Company are subject to regulation by the Center of Biologics Evaluation and Research ("CBER") and the Center of Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration ("FDA"), and other non-US regulatory bodies.

      All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance or an approved Premarket Approval Application ("PMA"). IV solutions marketed by the Company for use with its apheresis systems (blood anticoagulants and solutions for storage of red blood cells) require the Company to obtain from CBER an approved New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA"). A 510(k) premarket clearance indicates FDA's agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance may take up to 24 months and involves the submission of clinical data and supporting information. The PMA process may take even longer requiring the submission of more significant quantities of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) or PMA device approvals, both because the FDA review process is more complicated, and because Haemonetics does not have significant experience and expertise submitting NDAs.

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

      Employees

      As of April 1, 2000, Haemonetics employed 1,328 persons assigned to the following functional areas: manufacturing, 622; sales and marketing, 262; general and administrative, 208; research and development, 78; and quality control and field service, 158. The Company considers its employee relations to be satisfactory.

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

      In April 1994, the Company purchased a facility in Bothwell, Scotland. The facility manufactures blood bank (component therapy), surgical (blood salvage) and plasma disposable components for its European customers The facility and related property were acquired at a cost of approximately $1,600,000. The facility is approximately 22,200 square feet. Manufacturing operations began in August 1994.

      In August 1995, the Company purchased a facility in Union, South Carolina. This facility is used for the manufacture of sterile solutions to support the Company's blood bank (component therapy) and plasma businesses. The facility and land were acquired for a cost of $2,423,000. The facility is approximately 69,300 square feet.

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


                                   PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

                          Summary of Quarterly Data
                                 (unaudited)
                      (in thousands, except share data)


                                       First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                       ------------------------------------------------------------------

Fiscal year ended April 1, 2000:
Net revenues                              $69,122          $68,194           $70,778          $69,830
Gross profit                               32,817           31,639            33,177           33,685
Operating income                            8,450            7,329             8,839             (533)
Income from continuing operations           5,973            5,588             6,533              760
Income from discontinued operations            --              144                --               --
Net income                                  5,973            5,732             6,533              760

Share data:
Net Income (loss):

Basic                                     $ 0.223          $ 0.219           $ 0.254          $ 0.030
Diluted                                   $ 0.223          $ 0.217           $ 0.250          $ 0.029
Fiscal year ended April 3, 1999:
Net revenues                              $71,996          $67,787           $67,958          $74,404
Gross profit                               35,970           31,764            31,228           34,540
Operating income                            7,303            7,907             7,221            9,197
Income from continuing operations           4,957            5,325             4,793            6,104
Loss from discontinued operations             (57)             (30)               (8)              (7)
Net income                                  4,900            5,295             4,785            6,097

Share data:
Net Income (loss):

Basic                                     $ 0.184          $ 0.199           $ 0.178          $ 0.227
Diluted                                   $ 0.184          $ 0.197           $ 0.175          $ 0.225


Haemonetics' common stock is listed on the New York Stock Exchange under the symbol HAE. The following table sets forth for the periods indicated the high and low of the daily sales prices, which represent actual transactions as reported by the New York Stock Exchange.


                                    First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                    ------------------------------------------------------------------

Fiscal year ended April 1, 2000:
Market price of
 Common Stock
  High                                  $20.06           $20.25            $24.13           $29.13
  Low                                   $12.69           $17.56            $17.38           $22.50

Fiscal year ended April 3, 1999:
Market price of
 Common Stock
  High                                  $18.82           $19.31            $23.13           $24.00
  Low                                   $14.38           $14.69            $17.50           $14.63


There were approximately 474 holders of record of the Company's common stock as of May 15, 2000. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.


ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

                  Haemonetics Corporation and Subsidiaries
                              Five-Year Review
                      (in thousands, except share data)


Summary of Operations                          2000        1999        1998        1997        1996
-----------------------------------------------------------------------------------------------------

Net revenues                                 $277,924    $282,145    $285,762    $303,009    $276,470
Cost of goods sold                            146,606     148,643     150,007     143,846     122,468
                                             --------------------------------------------------------
Gross profit                                  131,318     133,502     135,755     159,163     154,002
                                             --------------------------------------------------------
Operating expenses:
  Research and development                     14,927      15,140      17,934      18,586      18,104
  Selling, general and administrative          82,758      86,734      86,909      88,070      78,654
  Non-recurring restructuring expense              --          --      24,500          --          --
  Unusual item                                  9,548          --          --          --          --
                                             --------------------------------------------------------

Total operating expenses                      107,233     101,874     129,343     106,656      96,758
                                             --------------------------------------------------------

Operating income                               24,085      31,628       6,412      52,507      57,244
Other income (expense), net                     3,240         956      (1,946)      2,298         931
                                             --------------------------------------------------------

Income from continuing operations
 before provision for income taxes             27,325      32,584       4,466      54,805      58,175
Provision for income taxes                      8,471      11,405       3,865      19,171      20,351
                                             --------------------------------------------------------

Income from continuing operations              18,854      21,179         601      35,634      37,824
                                             --------------------------------------------------------

Income(loss) from discontinued operations         144        (102)    (25,373)     (2,664)     (1,899)
                                             --------------------------------------------------------

Net income(loss)                             $ 18,998    $ 21,077    $(24,772)   $ 32,970    $ 35,925
                                             ========================================================

Income(loss) per share:
  Basic                                      $  0.728    $  0.788    $ (0.933)   $  1.214    $  1.316
  Diluted                                    $  0.717    $  0.784    $ (0.932)   $  1.201    $  1.296
Weighted average number of shares              26,087      26,744      26,537      27,160      27,294
Common Stock Equivalents                          414         142          52         291         428
                                             --------------------------------------------------------
Weighted average number of common
 and common equivalent shares                  26,501      26,886      26,589      27,451      27,722
                                             ========================================================


Financial and Statistical Data:                2000        1999        1998        1997        1996
-----------------------------------------------------------------------------------------------------

Working capital                              $121,443    $162,188    $112,792    $ 94,045    $112,440
                                             --------------------------------------------------------

Current ratio                                     2.4         3.3         2.4         2.3         3.4
Property, plant and equipment, net           $ 81,608    $ 83,016    $ 84,219    $ 97,402    $ 82,869
                                             --------------------------------------------------------

Capital expenditures                         $ 23,315    $ 22,466    $ 20,380    $ 36,725    $ 19,073
Depreciation and amortization                $ 24,906    $ 24,573    $ 22,861    $ 19,507    $ 12,682
                                             --------------------------------------------------------

Total assets                                 $349,110    $356,359    $336,693    $320,474    $287,541
Total debt                                   $ 74,202    $ 59,171    $ 71,054    $ 29,526    $ 18,534
                                             --------------------------------------------------------

Stockholders' equity                         $206,443    $221,861    $194,655    $225,274    $216,970
Return on average equity                          9.1%       10.1%      (11.8)%      14.9%       17.5%
Debt as a % of stockholders' equity              35.9%       26.7%       36.5%       13.1%        8.5%
                                             --------------------------------------------------------

Employees from continuing operations            1,328       1,329       1,396       1,405       1,202
Net revenues per employee
 from continuing operations                  $    209    $    212    $    205    $    216    $    230
                                             --------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

      The table outlines the components of the consolidated statements of operations for continuing operations as a percentage of net revenues:


                                         Percentage of Net Revenues                Percentage
                                         ---------------------------------    -------------------
                                         April 1,    April 3,    March 28,    Increase (Decrease)
Years Ended                                2000        1999        1998       2000/99    1999/98
-------------------------------------------------------------------------------------------------

Net revenues                              100.0%      100.0%      100.0%       (1.5)%     (1.3)%
Cost of goods sold                         52.8        52.7        52.5        (1.4)      (0.9)
----------------------------------------------------------------------------------------------
Gross profit                               47.2        47.3        47.5        (1.6)      (1.7)
----------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                  5.4         5.4         6.3        (1.0)     (15.6)
  Selling, general and administrative      29.7        30.7        30.4        (5.0)      (0.2)
  Non-recurring restructuring expense        --          --         8.6          --     (100.0)
  Unusual item                              3.4          --          --       100.0         --
----------------------------------------------------------------------------------------------
      Total operating expenses             38.5        36.1        45.3         5.3      (21.2)
----------------------------------------------------------------------------------------------
Operating income                            8.7        11.2         2.2       (23.9)     393.3
Interest expense                           (1.6)       (1.5)       (1.2)        6.2       22.1
Interest income                             1.8         1.7         1.2         3.7       43.2
Other income (expense), net                 0.9         0.1         (.6)      936.5         --
----------------------------------------------------------------------------------------------
Income from continuing operations
 before provision for income taxes          9.8        11.5         1.6       (16.1)     629.6
Provision for income taxes                  3.0         4.0         1.4       (25.7)     195.1
----------------------------------------------------------------------------------------------
Earnings from continuing operations         6.8         7.5%        0.2%      (11.0)   3,424.0%
==============================================================================================

Net Revenue Summary
-------------------


                                                         Percent  Increase / (Decrease)
                                                     -------------------------------------
                                                                    On a comparable basis
By location                    2000        1999      As reported    at constant currency**
-----------                  -------------------------------------------------------------

United States                $ 88,459    $ 87,857         0.7%                2.6%
International                 189,465     194,288        (2.5)                1.3
                             ----------------------------------------------------
Net revenues                 $277,924    $282,145        (1.5)%               1.7%


                                                         Percent  Increase / (Decrease)
                                                     -------------------------------------
                                                                    On a comparable basis
By product type                2000        1999      As reported    at constant currency**
---------------              -------------------------------------------------------------

Disposables                  $250,426    $247,941         1.0 %               4.6%
Misc & service                 12,307      13,246        (7.1)               (7.4)
                             ----------------------------------------------------
Subtotal disposables,
 Misc & Service              $262,733    $261,187         0.6                 4.0%
Equipment                      15,191      20,958       (27.5)              (26.9)
                             ----------------------------------------------------
Net revenues                 $277,924    $282,145        (1.5)%               1.7%


Disposable revenue
------------------
 by product line
----------------

                                                         Percent  Increase / (Decrease)
Disposable revenue                                   -------------------------------------
------------------                                                  On a comparable basis
 by product line               2000        1999      As reported    at constant currency**
----------------             -------------------------------------------------------------

Surgical                     $ 58,973    $ 55,171         6.9%                9.5%
Blood bank*                   108,880     108,580         0.3                 4.5
Plasma                         82,573      84,190        (1.9)                1.7
                             ----------------------------------------------------
Total disposables revenue    $250,426    $247,941         1.0                 4.6
                             ----------------------------------------------------

<F*>  Includes sales of the Company's red cell collection sets.
<F**> To make 1999 comparable with 2000, the additional (14th) week in Q1 of fiscal year 1999 was removed from all 1999 profit and loss statement items including 1999 net revenues in the tables above.


      Additional note:
      ----------------

To make 2000 and 1999 operating expenses comparable for purposes of management's discussion below, the unusual item relating to the write-down of the investment in China in 2000 and the settlement cost relating to litigation included in SG&A expenses in 1999 were removed.

2000 Compared to 1999

Net Revenues

      Net revenues in 2000 decreased 1.5% to $277.9 million from $282.1 million in 1999. With currency rates held constant and reflected on a comparable basis, net revenues increased 1.7%. The 1.7% increase was a result of growth in disposable sales offset by decreases in both equipment and miscellaneous revenue. Disposable sales increased approximately 1.0%. With currency rates held constant and reflected on a comparable basis, disposable sales increased 4.6%. The 4.6% increase was a result of growth in all three product lines, worldwide surgical 9.5%, worldwide blood bank 4.5% and worldwide plasma 1.7%. The low growth rate in the Plasma business was mainly a result of lower disposable sales in the U.S. plasma market where there was a drop in available donors. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 90% and 88% of net revenues for 2000 and 1999, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 4.4% and 4.7% of the Company's net revenues, at constant currency, for 2000 and 1999, respectively. Equipment revenues decreased approximately 27.5% year over year. At constant currency rates and reflected at a comparable basis, the equipment revenue was down 26.9%. The 26.9% decrease resulted from a combination of customer preference for, and the Company's policy of, moving toward placing Company-owned equipment versus selling it under long-term sales-type leases. International sales accounted for approximately 68% and 69% of net revenues for 2000 and 1999, respectively.

Gross profit

      Gross profit of $131.3 million in 2000 decreased $2.2 million from $133.5 million in 1999. At constant currency rates and reflected on a comparable basis, gross profit as a percent of net revenues increased 0.9% or $4.5 million from 1999. Of the $4.5 million improvement in gross profit, $1.9 million was the result of labor cost savings and factory automation as a result of the Company's Customer Oriented Redesign for Excellence (CORE) Program.

Expenses

      The Company expended $14.9 million on research and development in 2000 and $15.1 million in 1999 which represents 5.4% of net revenues in both 2000 and 1999. Currency had a minimal effect on research and development expenses year over year.

      Selling, general and administrative expenses decreased to $82.8 million in 2000 from $86.7 million in 1999. At constant currency and reflected on a comparable basis, selling, general and administrative expenses increased $0.4 million year over year, but decreased as a percent of net revenues from 29.7% in 1999 to 29.3% in 2000. During 2000, the Company experienced approximately $1.7 million in distribution and other selling, general and administrative savings from the CORE program.

Unusual item

      Beginning in fiscal year 1997, the Company placed approximately 1200 plasma collection machines in China under a sales-type lease contract. As a result of intellectual property issues, high duties and restrictive local regulations, the present business environment in China has impaired the Company's ability to realize the full value of the sales-type lease contract as originally recorded. Accordingly, in the fourth quarter of fiscal year 2000, the Company wrote down the investment in sales type leases by $9.5 million and reflected this as an unusual charge in its Operating Expenses on its Consolidated Statement of Operations. The remaining balance of the sales type lease contract recorded on the books as of April 1, 2000 reflects the net present value of estimated future cash flows.

Operating Income

      Operating income decreased from $31.6 million in 1999 to $24.1 million in 2000 or 2.5% as a percent of net revenues. At constant currency and reflected on a comparable basis without the effect of the unusual item, operating income as a percent of net revenues, increased 1.6% or $4.8 million from 1999 largely due to year over year gross profit improvements.

Foreign Exchange

      Greater than two-thirds of the Company's revenues are generated outside the U.S. in foreign currencies. As such, the Company uses a combination of business and financial tools comprised of various natural hedges, (offsetting exposures from local production costs and operating expenses), and forward contracts to hedge its balance sheet and P&L exposures.

      The purpose of the Company's hedging activities is to minimize, for a period of time, the unforeseen impact of fluctuations in foreign exchange rates on the Company's results of operations. The Company enters into forward contracts, generally one year out, to hedge firm disposable sales commitments to customers, after consideration of natural hedges, that are denominated in foreign currencies, mainly Japanese Yen and the Euro. Actual gains and losses on all forward contracts are recorded in operations, offsetting the gains and losses on the underlying transactions being hedged. While the Company's hedging program does not eliminate the volatility of foreign exchange rates, it fixes rates for a period of one year, thereby facilitating financial planning and resource allocation.

      The Company computes a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index corresponds to the value of sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997.

      For fiscal year 2000, the indexed hedge rates were 3.9% less favorable than those in fiscal 1999. For fiscal 2001, the indexed hedge spot rates represent a 9.1% appreciation over those in year 2000. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                         Composite Index     Favorable / (Unfavorable)
                         Hedge Spot Rates      Change vs Prior Year
                         ---------------------------------------------

      FY1999        Q1         0.98                   (9.4%)
                    Q2         1.06                  (13.4%)
                    Q3         1.03                   (5.9%)
                    Q4         1.05                   (7.4%)
      1999 Total               1.03                   (9.1%)

      FY2000        Q1         1.10                  (10.8%)
                    Q2         1.09                   (2.8%)
                    Q3         1.04                   (0.6%)
                    Q4         1.07                   (1.0%)
      2000 Total               1.07                   (3.9%)

      FY2001        Q1         1.04                    5.4%
                    Q2         1.00                    8.2%
                    Q3         0.92                   12.9%
                    Q4         0.97                   10.3%
      2001 Total               0.98                    9.1%


Other Income and Expense

      Interest expense increased $0.3 million to $4.4 million in fiscal year 2000 due to higher average debt levels. Interest income increased $0.2 million to $5.0 million in fiscal year 2000 as a result of higher average cash balances and higher average yields offset by lower interest income generated from declining sales-type lease balances.

      Other income (expense) increased by $2.3 million of income from fiscal year 1999 to fiscal year 2000 due to increases in income earned from points on forward contracts and decreases in foreign exchange transaction losses.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 31.0% for fiscal year 2000, down from 35.0% in fiscal year 1999. The decrease in tax rate was due to a decrease in the Japanese statutory tax rate, the mix of income between jurisdictions and greater utilization of foreign sales corporation benefits.

      A further reduction in the tax rate to 29% is anticipated in fiscal year 2001 due to the geographic distribution of income, anticipated tax benefits from export sales and international and state tax planning.

1999 compared to 1998

Net Revenues

      Net revenues in 1999 decreased 1.3% to $282.1 million from $285.8 million in 1998. With currency rates held constant, net revenues increased 3.3%. Disposable sales increased approximately 2.5%. With currency rates held constant, disposable sales increased 7.6%. The 7.6% increase was a result of growth in all three product lines, worldwide surgical 10.3%, worldwide blood bank 5.9% and worldwide plasma 8.1%, reflecting an additional week in the first quarter of 1999. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 88% and 84% of net revenues for 1999 and 1998, respectively. Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 4.7% and 3.7% of the Company's net revenues, at constant currency, for 1999 and 1998, respectively. Equipment revenues decreased approximately 36.0% year over year, both at actual dollars and at constant currency rates. The 36.0% decrease resulted from a combination of customer preference for, and the Company's policy of, moving toward placing Company-owned equipment versus selling it under long-term sales-type leases. In addition, in the worldwide plasma business, 1998 revenues included $6.0 million of plasma equipment shipments to China and equipment sales to a U.S. plasma customer that were not repeated in 1999. International sales accounted for approximately 68% and 67% of net revenues for 1999 and 1998, respectively.

Gross profit

      Gross profit of $133.5 million in 1999 decreased $2.3 million from $135.8 million 1998. At constant currency rates, gross profit as a percent of sales increased 2.7% or $11.3 million from 1998. The improvement in gross profit at constant currency was largely the result of lower product costs from cost saving initiatives undertaken during the third quarter of fiscal 1998 and labor cost savings generated by the CORE Program.

Expenses

      The Company expended $15.1 million (5.4% of net revenues) on research and development in 1999 and $17.9 million (6.3% of net revenues) in 1998. Currency had a minimal effect on research and development expenses year over year.

      Selling, general and administrative expenses decreased to $86.7 million in 1999 from $86.9 million in 1998. At constant currency, selling, general and administrative expenses increased $3.3 million year over year, representing 31% of constant currency sales in both periods. Adjusting for the Q1 FY99 impact of settling litigation ($2.6 million), and the additional week in that quarter, constant currency S,G&A decreased $1.6 million in 1999 as compared to 1998. During 1999, the Company experienced approximately $4.1 million in distribution savings from the CORE program. These savings were partially offset by consulting fees related to CORE of $2.5 million which did not recur in FY00.

Operating Income

      Operating income before the fiscal 1998 $24.5 million restructure charge, as a percentage of net revenues, increased 0.4 percentage points to 11.2% in 1999 from 10.8% in 1998. At constant currency rates, operating income before the restructure charge, increased 54.5% from 1998 or $10.4 million. The $10.4 million increase in operating income resulted largely from the year over year gross profit improvements.

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

Results of Discontinued Operations (Blood Bank Management Services, "BBMS")

2000 compared to 1999

      Accounting for the divestiture of all BBMS centers was completed during the second quarter of fiscal year 2000 with the reversal of the excess reserve amounting to $144,000 (net of $68,000 of taxes).

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

Liquidity and Capital Resources

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, working capital, share repurchase and strategic investments.

      During the twelve months ended April 1, 2000, the Company increased its cash balances by $5.5 million from operating, investing and financing activities before the effect of exchange rates. This $5.5 million is $29.4 million below the $34.9 million generated before the effect of exchange rates by the Company's operating, investing and financing activities during the twelve months ended April 3, 1999. The $29.4 million decrease was a result of $19.8 million more cash provided by the Company's operating activities offset by $49.2 million more cash utilized by the Company's investing and financing activities.

Operating Activities:

      The Company generated $58.4 million in cash from operating activities of continuing operations in fiscal 2000 as compared to $51.1 million generated during 1999. The $7.3 million increase year over year in cash generated from the operating activities was a result of a $13.3 million increase in net income adjusted for depreciation, amortization and other non-cash items, a $7.6 million decrease in accounts receivable, a $5.5 million reduction in the current investment in sales-type leases and a $6.1 million decrease in other assets. These sources of cash were offset by increased uses of cash from a $4.3 million increased inventory investment, a $5.8 million increase in prepaid taxes, ($7.7 million of fiscal year 1999 refunds that did not recur in fiscal year 2000), and a $15.1 million decrease in accounts payable, accrued expenses and other current liabilities due to lower tax provision accruals in fiscal year 2000 as compared to fiscal year 1999.

      The Company measures its performance using an operating cash flow metric defined as net income adjusted for depreciation, amortization and other non-cash items; capital expenditures for property, plant and equipment together with the investment in Haemonetics equipment at customer sites, including sales-type leases; and the change in operating working capital, including change in accounts receivable, inventory, accounts payable and accrued expenses, excluding tax accounts and the effects of currency translation. During fiscal 2000, the company generated $40.5 million of operating cash representing an increase of $11.5 million from the $29.0 million generated during 1999. The increase year over year was largely the result of reduced investment in operating working capital. The $40.5 million of operating cash generated for fiscal year 2000 resulted from $28.7 million of net income adjusted for non-cash items, $9.5 million from the reduction of the Company's net investment in property plant and equipment and sales-type leases and $2.3 million in lower working capital investment.

Investing Activities:

      The Company utilized $33.7 million in cash for investing activities from continuing operations in 2000, an increase of $23.5 million from 1999. The $23.5 million increase in cash utilized is attributable to a fiscal year 2000 investment in Transfusion Technology Corporation of $15.2 million, and a $7.5 million decrease in the cash generated from the net repayment of long-term sales type leases as compared to fiscal year 1999.

Financing Activities:

      During the twelve months ended April 1, 2000, the Company purchased 2,000,000 shares of its outstanding common stock at an average market price of $19.85 which utilized $39.7 million in cash. In addition, the Company's operations generated $17.1 million less cash from operating and investing activities as compared to the twelve months ended April 3, 1999. This increased use of cash of $56.8 million when partially offset by the $2.2 million in cash generated from stock purchase plan and option activity resulted in the increase in the change in net debt of $54.7 million from 1999.

      At April 1, 2000, the Company had working capital of $121.4 million. This reflects a decrease of $40.7 million in working capital for the twelve months ended April 1, 2000, largely due to a shift to short term notes from long term borrowings, and $6.5 million accrued in accounts payable at April 1, 2000 for an unsettled stock repurchase transaction. The Company believes its sources of cash are adequate to meet its projected needs.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which the Company will be required to adopt in the first quarter of fiscal year 2001. SAB 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance.

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

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which the Company operates, and the implications of Year 2000 including but not limited to the cost and expense of any potential system interruptions. The foregoing list should not be construed as exhaustive.

Year 2000 Costs

      Haemonetics made the transition to the calendar year 2000 without any significant "Year 2000" interruptions. Throughout the course of the Year 2000 project, the Company spent approximately $3 million replacing or upgrading over 700 PCs and other computers, telecommunication systems around the world and adding back-up capabilities. In addition, a complete inventory of computer software was developed. Over 35% of the software applications were upgraded, remediated, or retired. Several non-information technology functions were also improved including manufacturing facilities and customer support areas. The Company also took this opportunity to leverage Year 2000 contingency planning activities into disaster recovery plans for locations around the world.

Risks

      The Company continues to evaluate the risks associated with the potential delayed impact of Year 2000 related failures. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition, and results of operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's business, financial condition, and results of operations. The Company's Year 2000 project has significantly reduced the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the implementation of new business systems and completion of the Company's Year 2000 project as scheduled, the possibility of significant interruptions of normal operations has been reduced.

Euro Currency

      Effective January 1, 1999, 11 of the 15 countries in the European Union (Austria, Belgium, Finland, France, Germany, Holland, Ireland, Italy, Luxembourg, Portugal and Spain) adopted a single currency known as the Euro. For the three years following January 1, 1999, these countries will be allowed to transact business in both the Euro and in their own currencies at fixed exchange rates. Beginning on July 1, 2002, the Euro will become the only currency for these 11 countries.

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

Date of conversion

      The target date for conversion of the Company's local and corporate information systems to the Euro is April 1, 2001, which is the first day of the Company's fiscal year 2002.

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

Foreign exchange risk

      Over two-thirds of the Company's revenues are generated outside the U.S. yet the Company's reporting currency is the U.S. dollar. Foreign exchange risk arises because the Company engages in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency. Accordingly, whenever the US dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive effect on the Company's results of operations.

      It is the Company's policy to minimize for a period of time the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the majority of its firm sales commitments to customers that are denominated in foreign currencies. The Company also enters into forward contracts that settle within 35 days to hedge certain intercompany receivables denominated in foreign currencies. Actual gains and losses on all forward contracts are recorded in operations, offsetting the gains and losses on the underlying transactions being hedged. These derivative financial instruments are not used for trading purposes. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro equivalent of the French Franc, Deutsche Mark and Italian Lire.

      At April 1, 2000, the Company had the following foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:


    Hedged          (BUY) / SELL     Weighted Forward       US$ @       Unrealized
   Currency        Local Currency     Contract Rate      Current Fwd    Gain/(Loss)      Maturity
---------------------------------------------------------------------------------------------------

Euro Equivalent        7,500,000      $1.054               7,181,950    $   724,200    Apr-Jun 2000
Euro Equivalent        7,200,000      $1.077               6,936,600    $   820,560    Jul-Sep 2000
Euro Equivalent        7,500,000      $1.108               7,269,400    $ 1,038,100    Oct-Dec 2000
Euro Equivalent        8,100,000      $1.004               7,895,790    $   232,840    Jan-Mar 2001
Japanese Yen       1,850,000,000       117.3 per US$      18,146,380    $(2,371,900)   Apr-Jun 2000
Japanese Yen       1,975,000,000       111.9 per US$      19,729,484    $(2,080,868)   Jul-Sep 2000
Japanese Yen       2,075,000,000        99.7 per US$      21,129,499    $  (308,637)   Oct-Dec 2000
Japanese Yen       1,900,000,000       100.8 per US$      19,713,368    $  (861,935)   Jan-Mar 2001
                                      ---------------------------------------------
                                      Total:             108,002,471    $(2,807,640)
                                      =============================================


      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would create an additional $13.1 million unrealized gain; whereas a 10% weakening of the U.S. dollar would create an additional $15.2 million unrealized loss.

Interest Rate Risk

      All of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt however would change in response to interest rates movements due to its fixed rate nature. At April 1, 2000, the fair value of the Company's long-term debt was approximately $0.5 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. These notes represent approximately 97% of the Company's outstanding long-term borrowings at April 1, 2000. At April 3, 1999, the fair value of the Company's long-term debt was $2.9 million higher than the value of the debt reflected on the Company's financial statements.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at April 1, 2000. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.5 million.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)


                                                      Year Ended
                                           ---------------------------------
                                           April 1,    April 3,    March 28,
                                             2000        1999        1998
                                           ---------------------------------

Net revenues                               $277,924    $282,145    $285,762
Cost of goods sold                          146,606     148,643     150,007
                                           --------------------------------
Gross profit                                131,318     133,502     135,755
                                           --------------------------------
Operating expenses:
  Research and development                   14,927      15,140      17,934
  Selling, general and administrative        82,758      86,734      86,909
  Non-recurring restructuring expense            --          --      24,500
  Unusual item                                9,548          --          --
                                           --------------------------------
      Total operating expenses              107,233     101,874     129,343
                                           --------------------------------
Operating income                             24,085      31,628       6,412
Interest expense                             (4,372)     (4,117)     (3,373)
Interest income                               5,000       4,821       3,366
Other income (expense), net                   2,612         252      (1,939)
                                           --------------------------------
Income from continuing operations
 before provision for income taxes           27,325      32,584       4,466
Provision for income taxes                    8,471      11,405       3,865
                                           --------------------------------
Income from continuing operations            18,854      21,179         601

Discontinued operations:
  Income (loss) from discontinued
   operations, net of income tax
    expense (benefit) of $68 in 2000,
     ($56) in 1999 and ($3,863) in 1998         144        (102)     (7,173)
  Loss on disposal, net of income tax
   benefit of ($9,800)                           --          --     (18,200)
                                           --------------------------------
Income (loss) from discontinued operations      144        (102)    (25,373)
Net income (loss)                          $ 18,998     $ 21,077   $(24,772)
                                           ================================
Basic income (loss) per common share
  Continuing operations                    $  0.723     $  0.792   $  0.023
  Discontinued operations                  $  0.006     $ (0.004)  $ (0.956)
  Net income (loss)                        $  0.728     $  0.788   $ (0.933)
Income (loss) per common share assuming
dilution
  Continuing operations                    $  0.711     $  0.788   $  0.023
  Discontinued operations                  $  0.005     $ (0.004)  $ (0.954)
  Net income (loss)                        $  0.717     $  0.784   $ (0.932)
Weighted average shares outstanding
  Basic                                      26,087       26,744     26,537
  Diluted                                    26,501       26,886     26,589


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                               April 1, 2000   April 3, 1999
                                               -----------------------------

ASSETS
Current assets:
  Cash and cash equivalents                       $ 61,328        $ 56,319
  Accounts receivable, less allowance
   of $1,149 in 2000 and $747 in 1999               59,140          62,975
  Inventories                                       59,817          59,773
  Current investment in sales-type leases, net       8,036          12,303
  Deferred tax asset                                16,360          29,741
  Other prepaid and current assets                   5,237          10,211
                                                  ------------------------
      Total current assets                         209,918         231,322
Property, plant and equipment:
  Land, building, and building improvements         28,561          26,781
  Plant equipment and machinery                     43,070          40,072
  Office equipment and information technology       25,810          29,855
  Haemonetics equipment                             87,991          81,358
                                                  ------------------------
      Total property, plant and equipment          185,432         178,066
      Less: accumulated depreciation               103,824          95,050
                                                  ------------------------
      Net property, plant and equipment             81,608          83,016
Other assets:
  Investment in sales-type leases, net
   (long-term)                                      10,775          24,716
  Distribution rights, net                          11,356          10,990
  Goodwill, less accumulated amortization
   of $662 in 2000 and $517 in 1999                  1,832           1,977
  Deferred tax asset                                14,806           1,107
  Other assets, net                                 18,815           3,231
                                                  ------------------------
      Total other assets                            57,584          42,021
                                                  ------------------------
      Total assets                                $349,110        $356,359
                                                  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
   long-term debt                                 $ 32,896        $  6,645
  Accounts payable                                  17,224          10,666
  Accrued payroll and related costs                  8,456           9,229
  Accrued income taxes                              15,700          21,850
  Other accrued liabilities                         14,199          17,476
  Current liabilities and accrued losses
   net of current assets of discontinued
    operations                                           0           3,268
                                                  ------------------------
      Total current liabilities                     88,475          69,134
Deferred income taxes                               10,722          11,684
Long-term debt, net of current maturities           41,306          52,526
Other long-term liabilities                          2,164           1,008
Long-term liabilities, net of long-term
 assets of discontinued operations                       0             146
Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $.01 par value;
   Authorized - 80,000,000 shares;
    Issued 30,004,811 shares in 2000;
     29,702,623 shares in 1999                         300             297
  Additional paid-in capital                        73,662          65,504
  Retained earnings                                230,732         211,834
  Cumulative translation adjustment                (13,078)         (9,825)
                                                  ------------------------
  Stockholders' equity before treasury stock       291,616         267,810
      Less: treasury stock at cost 4,728,762
       shares in 2000 and 2,756,969 shares
        in 1999                                     85,173          45,949
                                                  ------------------------
      Total stockholders' equity                   206,443         221,861
                                                  ------------------------
      Total liabilities and stockholders'
       equity                                     $349,110        $356,359
                                                  ========================
Supplemental disclosure of balance sheet
 information:
Net Debt                                          $ 12,874        $  2,852
                                                  ========================


The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)


                                Common Stock    Additional                          Cumulative        Total
                                -------------    Paid-in     Treasury    Retained   Translation   Stockholders'   Comprehensive
                                Shares    $'s    Capital      Stock      Earnings   Adjustment        Equity          Income
                                -----------------------------------------------------------------------------------------------

Balance, March 29, 1997         29,238   $292     $56,547    $(41,060)   $215,657    $ (6,162)       $225,274
  Employee stock purchase plan      --     --          --         677        (128)         --             549
  Exercise of stock options
   and related tax benefit         104      1       2,595          --          --          --           2,596
  Purchase of treasury stock        --     --          --      (5,566)         --          --          (5,566)
  Net loss                          --     --          --          --     (24,772)         --         (24,772)      $(24,772)
  Foreign currency translation
   adjustment                       --     --          --          --          --      (3,426)         (3,426)        (3,426)
                                                                                                                    --------
  Comprehensive income              --     --          --          --          --          --              --       $(28,198)
                                --------------------------------------------------------------------------------------------
Balance, March 28, 1998         29,342   $293     $59,142    $(45,949)   $190,757    $ (9,588)       $194,655
  Employee stock purchase plan      --     --          --          --          --          --               0
  Exercise of stock options
   and related tax benefit         361      4       6,362          --          --          --           6,366
  Net income                        --     --          --          --      21,077          --          21,077       $ 21,077
  Foreign currency translation
   adjustment                       --     --          --          --          --        (237)           (237)          (237)
                                                                                                                    --------
  Comprehensive income              --     --          --          --          --          --              --       $ 20,840
                                --------------------------------------------------------------------------------------------
Balance, April 3, 1999          29,703   $297     $65,504    $(45,949)   $211,834    $ (9,825)       $221,861
                                ============================================================================================
  Employee stock purchase plan      --     --          --         479        (100)         --             379
  Exercise of stock options
   and related tax benefit         302      3       8,158          --          --          --           8,161
  Purchase of treasury stock        --     --          --     (39,703)         --          --         (39,703)
  Net income                        --     --          --          --      18,998          --          18,998       $ 18,998
  Foreign currency translation
    adjustment                      --     --          --          --          --      (3,253)         (3,253)        (3,253)
                                                                                                                    --------
  Comprehensive income              --     --          --          --          --          --              --       $ 15,745
                                --------------------------------------------------------------------------------------------
Balance, April 1, 2000          30,005   $300     $73,662    $(85,173)   $230,732    $(13,078)       $206,443
                                ============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                                                             Year Ended
                                                                                  ---------------------------------
                                                                                  April 1,    April 3,    March 28,
                                                                                    2000        1999        1998
                                                                                  ---------------------------------

Cash Flows from Operating Activities:
  Net income (loss)                                                               $ 18,998    $ 21,077    $(24,772)
  Less net income (loss) from discontinued operations                                  144        (102)    (25,373)
                                                                                  --------------------------------
  Net income from continuing operations                                             18,854      21,179         601
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Non cash items:
    Depreciation and amortization                                                   24,906      24,573      22,861
    Restructuring charge                                                                --          --      24,500
    Deferred tax benefit                                                            (1,697)     (7,329)       (338)
    Unusual item and other non cash items                                           12,268       2,621          --
  Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable, net                                  3,560      (4,098)      9,668
    (Increase) decrease in inventories                                              (1,843)      2,499     (14,675)
    (Increase) decrease in sales-type leases (current)                               4,216      (1,301)        967
    (Increase) decrease in prepaid income taxes                                      2,494       8,234      (8,842)
    (Increase) decrease in other assets                                              1,588      (4,474)         99
    Increase (decrease) in accounts payable, accrued
     expenses and other current liabilities                                         (5,949)      9,197      (2,745)
                                                                                  --------------------------------
    Net cash provided by operating activities, continuing operations                58,397      51,101      32,096
    Net cash used in operating activities, discontinued operations                  (4,932)    (17,387)    (11,697)
                                                                                  --------------------------------
      Net cash provided by operating activities                                     53,465      33,714      20,399

Cash Flows from Investing Activities:
  Capital expenditures on property,
   plant and equipment, net of
   retirements and disposals                                                       (23,315)    (22,466)    (20,380)
  Other investments                                                                (15,200)         --          --
  Increase in distribution rights                                                       --          --      (1,717)
  Net (increase) decrease in sales-type leases (long-term)                           4,814      12,280      (8,923)
                                                                                  --------------------------------
  Net cash used in investing activities, continued operations                      (33,701)    (10,186)    (31,020)
  Net cash provided by (used in) investing activities, discontinued operations       3,562      16,910     (15,965)
                                                                                  --------------------------------
      Net cash provided by (used in) investing activities                          (30,139)      6,724     (46,985)

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                                          (116)       (208)       (186)
  Net increase (decrease) in short-term revolving
   credit agreements                                                                16,991     (10,813)     (1,038)
  Net increase (decrease) in long-term credit agreements                            (3,501)       (850)      3,757
  Borrowings under long term senior note purchases agreements                           --          --      40,000
  Employee stock purchase plan                                                         379          --         549
  Exercise of stock options and related tax benefit                                  8,161       6,366       2,596
  Purchase of treasury stock                                                       (39,703)         --      (5,566)
                                                                                  --------------------------------
      Net cash provided by (used in) financing activities                          (17,789)     (5,505)     40,112

Effect of exchange rates on cash and cash equivalents                                 (528)       (380)        (32)
                                                                                  --------------------------------
Net Increase in Cash and Cash Equivalents                                            5,009      34,553      13,494
Cash and Cash Equivalents at Beginning of Year                                      56,319      21,766       8,272
                                                                                  --------------------------------
Cash and Cash Equivalents at End of Year                                          $ 61,328    $ 56,319    $ 21,766
                                                                                  ================================

Supplemental disclosures of cash flow information:
  Net decrease in cash and cash equivalents, discontinued operations              $ (1,370)   $   (477)   $(27,662)
  Net increase in cash and cash equivalents, continuing operations                $  6,379    $ 35,030    $ 41,156
  Increase (decrease) in net debt                                                 $  8,365    $(46,424)   $ 29,039
  Interest paid                                                                   $  4,017    $  4,038    $  2,423
  Income taxes paid (refunded)                                                    $ 10,695    $ (5,327)   $ 16,792
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fiscal Year

      The Company's fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2000 and fiscal year 1998 each included 52 weeks. Fiscal 1999 included 53 weeks, with 14 weeks in the first quarter.

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

      Cash and Cash Equivalents

      Cash equivalents include various short-term instruments such as money market funds offering daily liquidity and commercial paper. Cash and cash equivalents are recorded at cost, which approximates market value.

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


                                                        Years Ended
                                   ------------------------------------------------------
                                    April 1, 2000      April 3, 1999      March 28, 1998
                                   ------------------------------------------------------
                                   (Dollars and shares in thousands except share amounts)

Basic EPS
Net income (loss)                      $18,998            $21,077           $(24,772)

Weighted average shares                 26,087             26,744             26,537
                                       ---------------------------------------------
Basic income (loss) per share          $ 0.728            $ 0.788           $ (0.933)

Diluted EPS
Net income (loss)                      $18,998            $21,077           $(24,772)

Basic weighted average shares           26,087             26,744             26,537
Effect of stock options                    414                142                 52
                                       ---------------------------------------------
Diluted weighted average shares         26,501             26,886             26,589

Diluted income (loss) per share        $  .717            $  .784           $ (0.932)
                                       =============================================


      The diluted weighted average shares do not include the effect of options that were anti-dilutive. Anti-dilutive options were approximately 115,000, 420,000 and 2,414,000 for 2000, 1999 and 1998, respectively.

      Foreign Currency

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year end. Net revenues, costs and expenses are translated at average rates in effect during the year. The effects of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income (expense) in the consolidated statement of operations in 2000, 1999 and 1998 are $19,775, ($1,166,000) and $318,000,
respectively, in foreign currency transaction gains (losses).

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

      At April 1, 2000 and April 3, 1999, the Company had forward exchange contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $137,816,000 and $146,596,300, respectively. Of the respective balances, $29,813,000 and $50,365,000 represented contracts related to intercompany receivables that settled within 35 days. The balance of the contracts relate to firm sales commitments. Gross unrealized gains and losses from hedging firm sales commitments, based upon current forward rates, were a $2,815,700 gain and a $5,623,300 loss at April 1, 2000 and a $2,671,000 gain and a $6,582,000 loss at April 3, 1999. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at April 1, 2000 will be offset by the foreign exchange effect on sales of products to international customers in future periods.

      The Company is exposed to credit loss in the event of nonperformance by counter-parties on these foreign exchange contracts. The Company does not anticipate nonperformance by any of these parties.
      Financial Instruments

      The fair value of certain of the Company's financial instruments including cash and cash equivalents and notes payable approximated their carrying values at April 1, 2000 and April 3, 1999.

      At April 1,2000, the fair value of the Company's long-term debt was $0.5 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. Fair values have been determined through information obtained from market sources and management estimates. At April 3, 1999, the fair value of the Company's long-term debt was $2.9 million higher than the value of the debt reflected on the Company's financial statements.

      Inventories

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

      Inventories consist of the following:


                                           April 2,    April 3,
                                              2000        1999
                                           --------------------
                                              (in thousands)

               Raw materials               $14,081     $14,497
               Work-in-process               7,199       5,106
               Finished goods               38,537      40,170
                                           -------------------
                                           $59,817     $59,773
                                           ===================


      Property, Plant and Equipment

      The Company provides for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:


                                                          Estimated
                Asset Classification                     Useful Lives
                --------------------                     ------------

        Building                                         30     Years
        Building and leasehold improvements              5-25   Years
        Plant equipment and machinery                    3-10   Years
        Office equipment and information technology      4-8    Years
        Haemonetics equipment                            2-8    Years


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

      Distribution Rights

      Distribution rights represent the cost to acquire the right to directly distribute certain of the Company's products in foreign markets. These rights were acquired in several different acquisitions. The historical cost of these acquisitions was approximately $ 16,218,000 and $16,076,000 as of April 1, 2000 and April 3, 1999, respectively. All distribution rights are amortized on a straight-line basis over 20 years. The accumulated amortization was approximately $4,862,000 and $5,086,000 for the years ended April 1, 2000 and April 3, 1999, respectively.

      Accounting for Long-lived Assets

      The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. The Company periodically reviews its long-lived assets for potential impairment. The Company assesses the future useful life of these assets, primarily property, plant, equipment, investment in sales-type leases and distribution rights, whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of these assets in assessing their recoverability. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss.

      Accounting for Stock-Based Compensation

      In December 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company in fiscal year 1998. SFAS No. 123 requires that employee stock-based compensation be recorded or disclosed at its fair value. The Company has elected to adopt the disclosure provision for employee stock-based compensation in SFAS No. 123 and to continue to account for employee stock-based compensation under Accounting Pronouncement Board No. 25. No accounting recognition is given to options granted to employees and directors at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The compensation cost for options granted to consultants is recorded at fair value in accordance with Emerging Issues Task Force, "EITF" issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

      New Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which the Company will be required to adopt in the first quarter of fiscal year 2001. SAB 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance.

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

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform to the 2000 presentation.

3.    INVESTMENT IN SALES-TYPE LEASES

      The Company leases equipment to customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:


                                                   April 1,   April 3,
                                                     2000       1999
                                                   -------------------
                                                     (in thousands)

      Total minimum lease payments receivable      $24,070    $50,211
        Less - Unearned interest                     5,259     13,192
                                                   ------------------
      Net investment in sales-type leases           18,811     37,019
        Less - Current portion                       8,036     12,303
                                                   ------------------
                                                   $10,775    $24,716
                                                   ==================


Future minimum lease payments receivable under noncancelable leases as of April 1, 2000 are as follows:


                    Fiscal Year Ending         (in thousands)
                    -----------------------------------------

                    2001                           $9,621
                    2002                            6,330
                    2003                            3,978
                    2004                            2,268
                    2005 and thereafter             1,873
                                                  -------
                                                  $24,070
                                                  =======


4.    Notes Payable and Long-Term Debt

      Notes payable and long-term debt consist of the following:


                                            April 1,   April 3,
                                              2000       1999
                                            -------------------
                                              (in thousands)

              Real estate mortgage          $ 8,128    $ 8,360
              Senior notes                   40,000     40,000
              Haemonetics Japan Co. Ltd.     24,604      9,484
              Other non-U.S. borrowings       1,470      1,327
                                            ------------------
                                             74,202     59,171
              Less - Current portion         32,896      6,645
                                            ------------------
                                            $41,306    $52,526
                                            ==================


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

      Credit Facilities

      The Company has a $20,000,000 committed, unsecured revolving credit facility. As of April 1, 2000 the credit facility had no outstanding borrowings. The $20,000,000 facility was available through June 25, 2000, however on March 31, 2000 the Company sent notification to terminate the Agreement early. Per the Agreement, the early termination was effective ten business days from March 31, 2000 or April 14, 2000.

      Senior Notes

      The Company has outstanding $40,000,000 of 7.05% Senior Notes due 2007 (the "Senior Notes"). The Company is required to make annual prepayments of principal each year in the amount $5,714,286 beginning on October 15, 2001 and concluding with the final principal payment on October 15, 2007.

      Interest on the Senior Notes is computed on the basis of a 360-day year of twelve 30-day months on the unpaid balance at the rate of 7.05% per annum, payable semiannually, on April 15 and October 15 each year. The Senior Notes contain affirmative and negative covenants and restrictions including but not limited to minimum stockholders' equity and ratio requirements of consolidated funded indebtedness to consolidated total capitalization and priority indebtedness to consolidated stockholders equity. The Company is in compliance with all debt covenants.

      Haemonetics Japan Co. Ltd.

      At April 1, 2000, Haemonetics Japan Co. Ltd. had JPY 2.6 billion (equivalent to US $24.6 million) in debt outstanding. Of this amount, JPY
400.0 million is evidenced by a term loan dated March 31, 1999, which is guaranteed by Haemonetics Corporation. This loan bears interest based on the Euro-yen rate for the first year, currently 1.10%, and at a fixed rate of 2.58% from March 31, 2000 through the maturity date of March 31, 2001. At April 1, 2000, the US dollar equivalent of this borrowing was $3.8 million. The remaining balance is all short-term in nature, maturing in less than one year.

      Other Non-U.S. Borrowings

      Non-U.S. borrowings represent the financing arranged by the Company's subsidiaries with local banks which may be guaranteed by the Company. The majority of the amounts outstanding as of April 1, 2000 are short-term in nature.

      The weighted average short-term rates for U.S. and non-U.S. borrowings were 3.36%, 1.45% and 1.77% as of April 1, 2000, April 3, 1999 and March 28,
1998, respectively.

      As of April 1, 2000, notes payable and long-term debt mature as follows:


                    Fiscal Year Ending         (in thousands)
                    -----------------------------------------

                    2001                          $32,896
                    2002                            7,021
                    2003                            5,715
                    2004                            5,715
                    2005 and thereafter            22,855
                                                  -------
                                                  $74,202
                                                  =======


5. INCOME TAXES

      The components of domestic and foreign income from continuing operations before the provision for income taxes are as follows:


                                         Years Ended
                              ---------------------------------
                              April 1,    April 3,    March 28,
                                2000        1999        1998
                              ---------------------------------
                                       (in thousands)

         Domestic             $16,784     $13,707      $1,123
         Foreign               10,541      18,877       3,343
                              -------------------------------
                              $27,325     $32,584      $4,466
                              ===============================


      The provision for income taxes from continuing operations consists of the following components:


                                         Years Ended
                              ---------------------------------
                              April 1,    April 3,    March 28,
                                2000        1999        1998
                              ---------------------------------
                                       (in thousands)

         Current
         -------
         Federal              $ 7,702     $ 7,107      $1,031
         State                    400       2,780         125
         Foreign                2,066       8,847       3,047
                              -------------------------------
         Total current         10,168      18,734       4,203
                              -------------------------------

         Deferred
         --------
         Federal               (3,501)     (3,656)       (316)
         State                    312      (1,542)        (50)
         Foreign                1,492      (2,131)         28
                              -------------------------------
         Total deferred        (1,697)     (7,329)       (338)
                              -------------------------------
         Total tax expense    $ 8,471     $11,405      $3,865
                              ===============================


      Included in the federal income tax provisions for fiscal years 2000, 1999 and 1998, are approximately $247,000, $1,480,000, and $333,000, respectively, provided on foreign source income of approximately $1,337,000, $9,451,000, and $2,375,000 in 2000, 1999 and 1998 respectively for taxes which are payable in the United States.

      The total provision for income taxes included in the consolidated financial statements was as follows:


                                            Years Ended
                                 ---------------------------------
                                 April 1,    April 3,    March 28,
                                   2000        1999        1998
                                 ---------------------------------
                                          (in thousands)

      Continuing operations      $8,471      $11,405      $  3,865
      Discontinued operations        68          (56)      (13,663)
                                 ---------------------------------
                                 $8,539      $11,349      $ (9,798)
                                 =================================


      The tax effect of significant temporary differences composing the net deferred tax asset (liability) is as follows:



                                              Years Ended
                                         --------------------
                                         April 1,    April 3,
                                           2000        1999
                                         --------------------
                                            (in thousands)

      Discontinued operations            $     0     $ 2,170
      Depreciation                        (7,234)     (8,398)
      Amortization                        (3,488)     (3,285)
      Inventory                           10,224      10,294
      Accruals and reserves                5,260       6,601
      Net operating loss carryforward      7,056       4,966
      Foreign Tax credits                  8,626       6,816
                                         -------------------
      Total net deferred taxes           $20,444     $19,164
                                         ===================


      At April 1, 2000, the company had U.S. net operating loss carryforwards of approximately $20,523,000 and foreign tax credits available of approximately $8,626,000. The tax attributes begin to expire in the year 2013 and the year 2003 respectively.

      The provision for income taxes from continuing operations differs from the amount computed by applying the 35% U.S. federal statutory income tax rate in 2000, 1999, and 1998, due to the following:



                                                                Years Ended
                                                     ---------------------------------
                                                     April 1,    April 3,    March 28,
                                                       2000        1999        1998
                                                     ---------------------------------
                                                              (in thousands)

Tax at federal statutory rate                        $ 9,564     $11,405      $1,563
Difference due to:
------------------
  Foreign sales corporation                           (1,662)         --          --
  Difference between U.S. Tax and
   Foreign statutory rates                               313         109       1,904
  State taxes, net of federal income tax benefits        463         805          49
  Other, net                                            (207)       (914)        349
                                                     -------------------------------
Total                                                $ 8,471     $11,405      $3,865
                                                     ===============================


6. COMMITMENTS AND CONTINGENCIES

      The Company leases facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require the Company to pay certain insurance expenses, maintenance costs and real estate taxes.

      For continuing operations, approximate future basic rental commitments under operating leases as of April 1, 2000 are as follows:


                    Fiscal Year Ending         (in thousands)
                    -----------------------------------------

                    2001                          $ 5,152
                    2002                            3,638
                    2003                            2,362
                    2004                            1,104
                    2005 and thereafter             1,032
                                                  -------
                                                  $13,288
                                                  =======


      Rent expense for continuing operations in 2000, 1999 and 1998 was $4,069,000, $4,456,000 and $3,078,000, respectively.

      The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes, based on consultation with counsel, that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

7. Capital Stock

      Treasury Stock

      During 2000, the Company repurchased 2,000,000 shares of its outstanding common stock at an average prevailing price of $19.85. During 1999, the company did not repurchase any shares of its common stock. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes.

      Stock Plans

      The Company has a long-term incentive stock option plan under which a maximum of 4,619,116 shares of the Company's common stock may be issued pursuant to incentive and or non-qualified stock options and stock awards granted to key employees, consultants and advisers (the "Long-term Incentive Plan"). The Long-term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more disinterested members of the Company's Board of Directors. The exercise price for non-qualified options granted under the Long-term Incentive Plan is determined by the Committee, but in no event shall such option price be less than 50% of the fair market value of the common stock at the time the option is granted. Incentive options may be granted at a price not less than fair market value on the date of grant. Options become exercisable in a manner determined by the Committee, generally between four and seven years, and incentive options expire not more than ten years from the date of the grant. There were 526,193 shares available for future grant at April 1, 2000.

      The Company also has a non-qualified stock option plan under which a maximum of 500,000 shares of the Company's common stock may be issued to non-employee directors (the "Non-employee Plan"). The Non-employee Plan is administered by the Board of Directors. Options are granted at not less than the fair market value of the common stock on the date of grant, and expire not more than ten years from the date of grant. There were 326,268 shares available for future grant at April 1, 2000 under this plan.

      The Company also had a stock option plan under which options were granted to key employees for the purchase of common stock (the "Option Plan"). The Option Plan expired on March 31, 2000 and no shares are available for future grant.

      The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 375,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan.

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

      During 2000, there were 28,207 shares purchased at a range of $13.34 to $13.44 per share under the Purchase Plan. During 1999, there were no shares purchased under the Purchase Plan.

      The Company accounts for employee stock benefit plans under APB Opinion No. 25, under which no compensation cost has been recognized for options granted at fair market value. Had the compensation cost for these plans been determined consistent with the SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been the following pro forma amounts:


                                   2000           1999          1998
                               -----------------------------------------

Net Income:     As Reported    $18,998,000    $21,077,000   $(24,772,000)
                Pro Forma      $15,034,000    $18,200,000   $(28,071,000)
Basic EPS:      As Reported       $0.728         $0.788        $(0.933)
                Pro Forma         $0.576         $0.681        $(1.058)
Diluted EPS:    As Reported       $0.717         $0.784        $(0.932)
                Pro Forma         $0.567         $0.677        $(1.056)


      For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                             2000      1999      1998
                            --------------------------

Volatility                  33.0%     33.6%     28.5%
Risk-Free Interest Rate      5.8%      5.5%      6.6%
Expected Life of Options    7 yrs.    7 yrs.    7 yrs.


      The weighted average grant date fair value of options granted during 2000, 1999 and 1998 was approximately $8.770, $7.857 and $7.663, respectively.

      The fair values of shares purchased under the Employee Stock Purchase Plan is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                             2000     1999       1998
                            --------------------------

Volatility                  27.9%     N/A       27.8%
Risk-Free Interest Rate      5.4%     N/A        5.5%
Expected Life of Options    6 mos.    N/A       5 mos.


      The weighted average grant date fair value of options granted under the Purchase Plan was $4.32 in 2000 and $4.13 in 1998. There were no shares granted under the Purchase Plan in 1999.

      The effects of applying SFAS No. 123 for the purposes of providing pro forma disclosures may not be indicative of the effects on reported net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after April 2, 1995.

      A summary of stock option activity for the combined plans for the three years ended April 1, 2000 is as follows:


                                                 Weighted-
                                                  Average
                                 Number of       Exercise
                                   Shares     Price per Share
                                 --------------------------

Outstanding at March 29, 1997     2,263,031        $18.231

Granted                           1,918,871        $17.103
Exercised                          (103,298)       $14.959
Terminated                       (1,184,030)       $18.891
                                 ----------

Outstanding at March 28, 1998     2,894,574        $17.450

Granted                           1,004,158        $16.731
Exercised                          (360,975)       $17.418
Terminated                         (541,805)       $17.552
                                 ----------

Outstanding at April 3, 1999      2,995,952        $17.196

Granted                           1,165,831        $18.481
Exercised                          (302,188)       $16.642
Terminated                         (140,706)       $18.264
                                 ----------

Outstanding at April 1, 2000      3,718,889        $17.603
                                 ==========


      The following table summarizes information about stock options outstanding at April 1, 2000


                                 Options Outstanding                Options Exercisable
                        --------------------------------------    -----------------------
                                        Weighted
                                         Average      Weighted     Weighted
            Range of       Number       Remaining     Average       Number       Average
            Exercise    Outstanding    Contractual    Exercise    Exercisable    Exercise
             Prices     At 4/1/2000        Life        Price      At 4/1/2000     Price
            -----------------------------------------------------------------------------

$14.4375 -  $15.8750    1,595,328         8.37        $15.6522       556,996     $15.5531
$16.0625 -  $18.0000    1,407,143         6.50        $17.4727       851,599     $17.4873
$18.3750 -  $27.3438      716,418         7.40        $22.2051       297,030     $20.2517
                        -----------------------------------------------------------------
      Total             3,718,889         7.48        $17.6034     1,705,625     $17.3371
                        =========                                  =========


8. SAVINGS PLUS PLAN

      The Company's Savings Plus Plan is a 401k plan which allows employees to accumulate savings on a pretax basis. In addition, the Company makes matching contributions to the Plan based upon preestablished rates. The Company can also make additional discretionary contributions if approved by the Board of Directors. The Company's matching contributions amounted to approximately $1,353,000, $1,387,000 and $641,000 in 2000, 1999 and 1998,
respectively. On May 12, 1998, the Board of Directors approved a change to the matching calculation which took effect during fiscal year 1999. The new formula is a dollar for dollar match up to 6% of earnings (capped at $100,000 of earnings) per participant, per Plan year. The match for 1998 represented the prior method of a dollar for dollar match up to $1,000 per participant, per Plan year.

      The Board of Directors declared discretionary contributions of approximately $1,100,000 for the Savings Plan year ended March 28, 1998. No discretionary contributions were made for the Savings Plan years ended April 1, 2000 and April 3, 1999.

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

      The $24.5 million charge consisted of $8.6 million related to the write-off of certain disposable and equipment inventories. These inventories and equipment were scrapped or abandoned in conjunction with decisions to discontinue a disposable rework program, and to exit certain product lines. The Company also recorded charges of $3.8 million related to the cost of exiting certain long term supply commitments for products, which the Company no longer plans to resell or use in its operations. Other assets totaling $3.8 million were written off which represented certain strategic investments in non-core businesses, which the Company no longer intends to pursue. The Company charged $2.1 million related to reserves for severance and other contractual obligations. These reserves and other restructuring costs were provided in accordance with EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Finally, $6.2 million was related to the write down of certain property, plant and equipment, principally older generation commercial plasma equipment, which the Company no longer intends to support. This write down was computed using management's estimate of future cash flows to be provided by the equipment, and the costs to service the equipment, consistent with SFAS No. 121, "Impairment of Long-lived Assets".

      In fiscal year 1999, the Company made payments in connection with the termination of certain long-term supply agreements. There were no remaining restructuring reserves at April 3, 1999.

10. DISCONTINUED OPERATIONS ("BBMS")

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5,325,000. The divestiture was completed during the first quarter of fiscal year 2000, with the sale of the last remaining center. During the second quarter of fiscal year 2000, the Company completed its accounting for the divestiture with the reversal of the excess reserve of $144,000, net of taxes of $68,000.

      For fiscal years 2000, 1999 and 1998, the operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented.

      The operating losses for BBMS are detailed as follows, in thousands:


                                                                 Years Ended
                                                      ---------------------------------
                                                      April 1,    April 3,    March 28,
                                                        2000        1999          1998
                                                      ---------------------------------
                                                               (in thousands)

Net Revenues                                           $ 413      $16,003      $ 18,046
Gross Profit                                             (24)         188          (189)
Operating expenses:
  Research and Development                                --           --           364
  Selling, general and administrative                    569        8,496        10,228
    Total operating expenses                             569        8,496        10,592
Operating loss                                          (593)      (8,308)      (10,781)
Other expense                                             --         (158)         (255)
Tax benefit                                             (190)      (2,963)       (3,863)
                                                       --------------------------------
Net loss                                               $(403)     $(5,503)     $ (7,173)
                                                       ================================
Operating (loss) (net of taxes) charged to reserve     $(403)     $(5,401)           --
Reversal of remaining reserve                            144           --            --
                                                       --------------------------------
Reflected on consolidated statement of operations      $ 144      $  (102)     $ (7,173)
                                                       ================================


      Other expense includes an allocation of corporate interest expense of approximately $158,000 and $255,000 in the years ended 1999 and 1998, respectively. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

      The net loss on disposal of $18,200,000 includes a provision for estimated losses after taxes for BBMS of $5,195,000 from March 30, 1998 through disposal. With the divestiture complete, there are no remaining discontinued operations reserves on the Company's balance sheet.

      The net assets of BBMS included in the consolidated balance sheet for April 3, 1999 were as follows:


                                             April 3,
                                               1999
                                          --------------
                                          (in thousands)

Current assets                                $1,128
Net property, plant and equipment              1,075
Other assets                                     129
                                              ------
    Total assets                              $2,332
                                              ======

Current liabilities and accrued losses        $4,396
Other long-term liabilities                    1,350
                                              ------
    Total liabilities                         $5,746
                                              ======


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


Years ended (in thousands)

April 1, 2000                       Blood Bank    Surgical    Plasma      Other      Total
-------------                       --------------------------------------------------------

Revenues from external customers     $116,361     $64,294     $84,962    $12,307    $277,924

April  3, 1999
--------------

Revenues from external customers      121,401      62,117      85,381     13,246     282,145

March 28, 1998
--------------

Revenues from external customers      122,290      61,170      91,173     11,129     285,762


Geographical Segmentation


Years ended (in thousands)

April 1, 2000
-------------

                                  Other      Total
                      United      North      North                  Other      Total
                      States     America    America      Japan       Asia       Asia      Germany
                     ----------------------------------------------------------------------------

Sales                $ 88,459    $1,918     $ 90,377    $78,516    $16,579    $ 95,095    $26,074
Total Assets          244,666        89      244,755     44,298      6,551      50,849      8,318
Long-Lived Assets     105,962        89     $106,051      8,639      3,458      12,097      2,535

April 3, 1999
-------------


                                  Other      Total
                      United      North      North                  Other      Total
                      States     America    America      Japan       Asia       Asia      Germany
                     ----------------------------------------------------------------------------

Sales                $ 87,931    $1,636     $ 89,567    $87,817    $16,044    $103,861    $23,724
Total Assets          233,570       475      234,045     38,332     17,831      56,163     11,063
Long-Lived Assets      83,277       475     $ 83,752      8,867     14,675      23,542      2,980

Mar 28, 1998
------------


                                  Other      Total
                      United      North      North                  Other      Total
                      States     America    America      Japan       Asia       Asia      Germany
                     ----------------------------------------------------------------------------

Sales                $ 90,905    $2,199     $ 93,104    $82,860    $18,054    $100,914    $24,066
Total Assets          212,707       558      213,265     37,265     18,424      55,689     10,806
Long-Lived Assets      98,717       558       99,275      5,613     16,432      22,045      3,010


Years ended (in thousands)

April 1, 2000
-------------

                                United                          Other      Total          Total
                     France     Kingdom    Italy     Austria    Europe     Europe     Consolidated
                     -----------------------------------------------------------------------------

Sales                $21,653    $ 8,832    $8,912    $6,568     $20,413    $92,452      $277,924
Total Assets          12,465      5,342     8,680     2,046      16,655     53,506       349,110
Long-Lived Assets        824        479     1,142       411       7,182     12,573       130,721


April 3, 1999
-------------


                                United                          Other      Total          Total
                     France     Kingdom    Italy     Austria    Europe     Europe     Consolidated
                     -----------------------------------------------------------------------------


Sales                $21,852    $10,043    $8,291    $5,777     $19,030    $88,717      $282,145
Total Assets          14,037      4,389     9,767     2,865      24,030     66,151       356,359
Long-Lived Assets      1,131        600     1,987       614       7,407     14,719       122,013

Mar 28, 1998
------------


                                United                          Other      Total          Total
                     France     Kingdom    Italy     Austria    Europe     Europe     Consolidated
                     -----------------------------------------------------------------------------

Sales                $22,426    $ 9,310    $7,795    $6,666     $21,481    $91,744      $285,762
Total Assets          14,177      4,638     8,559     2,581      26,978     67,739       336,693
Long-Lived Assets      1,561        389     1,973       763      10,398     18,094       139,414


Information about major customers

      Sales to one, unaffiliated Japanese customer amounted to $81,566,000, $72,942,000 and $65,644,000 for 2000, 1999 and 1998, respectively. As a percentage of total Company sales, this single customer's sales represented 29.3%, 25.9% and 23.0% of total sales for 2000, 1999 and 1998, respectively.

12. OTHER INVESTMENTS

      During the third quarter of fiscal year 2000, the Company made a $15.2 million investment in the securities of the privately-held company, Transfusion Technologies Corporation. Transfusion Technologies Corporation designs, develops, and markets equipment and disposable sets for the processing of human blood for transfusion to patients.

      The $15.2 million investment is accounted for using the cost basis method of accounting. The investment is included in Long-term Other Assets on the Company's fiscal year 2000 balance sheet.

13. UNUSUAL ITEM

      Beginning in fiscal year 1997, the Company placed approximately 1,200 plasma collection machines in China under a sales-type lease contract. As a result of intellectual property issues, high duties and restrictive local regulations, the present business environment in China has impaired the Company's ability to realize the full value of the sales type lease contract as originally recorded. Accordingly, in the fourth quarter of fiscal year 2000, the Company wrote down the investment in sales type leases by $9.5 million and reflected this as an unusual charge on its Consolidated Statement of Operations. The remaining balance of the sales type lease contract recorded on the books as of April 1, 2000 reflects the net present value of the estimated future cash flows.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Haemonetics Corporation:

      We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and subsidiaries as of April 1, 2000 and April 3, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haemonetics Corporation and subsidiaries as of April 1, 2000 and April 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2000, in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Boston, Massachusetts
April 24, 2000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 25, 2000.

(b) The information concerning the Executive Officers of the Company, who are elected by and serve at the discretion of the Board of Directors, is as follows:

      BRUNO DEGLAIRE joined Haemonetics' European Operation in 1987 as Director of Haemonetics International Finance and Administration. In 1993, Mr. Deglaire was promoted to Director of European Marketing and Product Development. In 1996, he was named Vice President of European Field Operations. In February, 1998, Mr. Deglaire was appointed to the position of President, Europe and Asian Field Operations. Prior to joining Haemonetics Mr. Deglaire held various positions of increasing responsibility at Dupont de Nemours in Geneva, Switzerland.

      ROBERT EBBELING joined Haemonetics in 1987 as Manager of Injection Molding and in December 1987 he became Manager, Molding and Lapping. In April, 1988, Mr. Ebbeling was promoted to Manager, Bowls, Molding, and Lapping. In April, 1989, he became Director, Disposables Manufacturing. In January, 1994, Mr. Ebbeling was promoted to Vice President, US Disposables Manufacturing. In April, 1995, he was named Vice President, Disposables Manufacturing. In August, 1996, Mr. Ebbeling was promoted to Senior Vice President, Manufacturing. Prior to joining Haemonetics, Mr. Ebbeling was Vice President, Manufacturing, for Data Packaging Corporation, Somerset, Massachusetts.

      THOMAS LAWLOR joined Haemonetics in 1986 and has served in many capacities with increasing responsibility. These positions include:
Production Supervisor, Equipment Division; Manager, New Product Introduction; Manager, Parts Refurbishment Department; and Manager, Field Service. In 1992, Mr. Lawlor became the Director of Equipment Manufacturing and served in this position for six years. In 1998, Mr. Lawlor was promoted to Vice President, Commercial Plasma and in April, 2000, he was appointed President, Plasma Division. Prior to Haemonetics, Mr. Lawlor was employed from 1981-1986 with Intermetrics, Inc, Cambridge, MA, where he held various technical and management positions.

      PETER J. LOGUE re-joined Haemonetics in 1998 as Vice President, Blood Bank Division, US Sales and Marketing. From 1992 to 1998, Mr. Logue co-founded and then managed Coral Therapeutics, Inc., a venture-backed start-up providing outsource blood services to hospitals throughout the United States. Prior to this, Mr. Logue spent seven years with Haemonetics in US Blood Bank Sales, European Marketing based in Switzerland, and as Director of Marketing in the US Blood Bank Division, where he launched the first generation MCS(R).

      ALICIA LOPEZ joined Haemonetics in 1988 as General Counsel and Director of Human Resources. In 1990, Ms. Lopez became Clerk to the Board of Directors and in 1994, she was promoted to Corporate Vice President and General Counsel, in charge of legal and US regulatory affairs. In November, 1997, she assumed responsibility for shareholder relations. In December, 1999, Ms. Lopez was promoted to Senior Vice President and General Counsel. Prior to joining Haemonetics, Ms. Lopez was a lawyer at Sullivan & Worcester, Boston MA.

      MICHAEL P. MATHEWS joined Haemonetics in 1987 as Vice President, Quality Assurance. In 1990, Mr. Mathews assumed the position of Vice President of Sales and Marketing. In 1991, Mr. Mathews resumed the position of Vice President, Quality Assurance. In 1994, Mr. Mathews was promoted to Senior Vice President, Quality Assurance and Solutions Development. In 1996, Mr. Mathews was promoted to Executive Vice President. In February, 1998, Mr. Mathews was promoted to President, Blood Bank Division. In April, 2000, Mr. Mathews was appointed Vice President, Business Development. From 1985 until joining Haemonetics Mr. Mathews served in various management positions with
V. Mueller, a Division of Baxter International, Inc., Niles, Illinois.

      JAMES L. PETERSON joined Haemonetics in 1980 as Director of European Operations. In 1982, he was promoted to Vice President and, in 1988, to Executive Vice President. In 1994, Mr. Peterson was promoted to President, International Operations. In January, 1998, Mr. Peterson was elected President and Chief Executive Officer by the Board of Directors. Prior to joining Haemonetics he was employed by Hewlett-Packard Company in various management positions. Mr. Peterson has been a member of Haemonetics' Board of Directors since 1985 and was elected to the position of Vice Chairman of Haemonetics' Board of Directors in 1994.

      RONALD J. RYAN joined Haemonetics in February, 1998, as Senior Vice President and Chief Financial Officer. Prior to joining Haemonetics Mr. Ryan was employed by Converse Inc., North Reading, Massachusetts, where his most recent position was Senior Vice President of Operations. Previously, Mr. Ryan was Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to Converse Inc., Mr. Ryan was employed with Bristol-Myers Squibb as Vice President of Finance and Business Planning for the Europe, Middle East and Africa Division. Prior to Bristol-Myers Squibb, Mr. Ryan was Vice President of Planning and Control International at American Can Company.

      YUTAKA SAKURADA, Ph.D. joined Haemonetics in 1991 as President of Haemonetics Japan and Vice President of Haemonetics Corporation. In April, 1995, Dr. Sakurada was promoted to Senior Vice President of Haemonetics Corporation. Prior to joining Haemonetics, Dr. Sakurada was employed by Kuraray Co., Ltd. in Japan, where he was responsible for the planning, development, and establishment of the medical products business. Dr. Sakurada has been a member of the Haemonetics Board of Directors since joining the Company in 1991.

      TIMOTHY R. SURGENOR joined Haemonetics in January, 2000, as Executive Vice President with responsibility for business development, advanced R&D, the worldwide solutions business, and quality assurance. Prior to joining Haemonetics, Mr. Surgenor was President of Genzyme Tissue Repair, a publicly traded cell therapy division of Genzyme Corporation, Cambridge, Massachusetts, from 1995 until 1999. Prior to Genzyme, Mr. Surgenor was Executive Vice President and CFO of BioSurface Technology, Inc. and held various positions in operations at Integrated Genetics, Inc.

      PETER A. TOMASULO, MD. joined Haemonetics in September, 1996, as the International Medical Director based in Switzerland. In March, 1998, he became Vice President, Blood Center Services and in March, 1999, he became the Senior Vice President, Red Blood Cell Business Unit. In November, 1999, Dr. Tomasulo was promoted to the position of President, Surgical Business Unit. Prior to joining Haemonetics, Dr. Tomasulo spent nine years with worldwide Red Cross agencies in various senior level blood center management positions, including the position of Chief Operating Officer, American Red Cross Biomedical Services, Washington, DC.


ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 25, 2000.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 25, 2000.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                   PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      The following documents are filed as a part of this report:

(a)   Financial Statements are included in Part II of this report

      Financial Statements required by Item 8 of this Form

        Consolidated Statements of Operations               29
        Consolidated Balance Sheets                         30
        Consolidated Statements of Stockholders' Equity     31
        Consolidated Statements of Cash Flows               32
        Notes to Consolidated Financial Statements          33
        Report of Independent Public Accountants            49

      Schedules required by Article 12 of Regulation S-X
       II  Valuation and Qualifying Accounts                56

      All other schedules have been omitted because they are not applicable or not required.

(b)   Reports on Form 8-K
      None

(c)   Exhibits required by Item 601 of Regulation S-K are listed in the
      Exhibit Index at page 54, which is incorporated herein by reference.


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

June 6, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                             Title                        Date
        ---------                             -----                        ----

/s/ Sir Stuart Burgess        Chairman of the Board                    June 6, 2000
--------------------------
Sir Stuart Burgess

/s/ James L. Peterson         President and Chief Executive Officer    June 6, 2000
--------------------------    Director
James L. Peterson

/s/ Ronald J. Ryan            Sr. Vice President of Finance            June 6, 2000
--------------------------    and Chief Financial Officer,
Ronald J. Ryan                (Principal Financial and
                              Accounting Officer)

/s/ Yutaka Sakurada           Sr. Vice President Haemonetics Corp.     June 6, 2000
--------------------------    and President, Haemonectics Japan
Yutaka Sakurada               Director

/s/ Benjamin L. Holmes        Director                                 June 6, 2000
--------------------------
Benjamin L. Holmes

/s/ Donna C. E. Williamson    Director                                 June 6, 2000
--------------------------
Donna C. E. Williamson

/s/ N. Colin Lind             Director                                 June 6, 2000
--------------------------
N. Colin Lind

/s/ Harvey G. Klein  M.D.     Director                                 June 6, 2000
--------------------------
Harvey G. Klein M.D.

/s/ Ronald G. Gelbman         Director                                 June 6, 2000
--------------------------
Ronald G. Gelbman



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

10.   Material Contracts
10A* The 1990 Stock Option Plan, as amended (filed as Exhibit 4A to the Company's Form S-8 No. 33-42006 and incorporated herein by reference).
10B* Form of Option Agreements for Incentive and Non-qualified Options (filed as Exhibit 10B to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
10C* Note and Mortgage dated August 7, 1990 between the Company and John Hancock Mutual Life Insurance Company relating to the Braintree facility (filed as Exhibit 10H to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
10D* Credit Facility with Swiss Bank Corporation (filed as Exhibit 10J to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
10E* Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
10F* Lease dated July 3, 1991 between Starwood Financial Inc. and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10G* Amendment No. 1 to Lease dated July 3, 1991 between Starwood Financial Inc. and the Company for the child care facility (filed as Exhibit 10N to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10H* Bank Overdraft Facility between The Sumitomo Bank and the Company with an annual renewal beginning February 28, 1993 (filed as Exhibit 10O to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10I* Bank Overdraft Facility between The Mitsubishi Bank and the Company with an annual renewal beginning June 30, 1993 (filed as Exhibit 10P to the Company's Form 10-K, No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10J* Short-term Loan Agreement between The Mitsubishi Bank and the Company renewable every three months (filed as Exhibit 10Q to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10K* Amendment No. 2 to Lease dated July 3, 1991 between Starwood Financial Inc. and the Company (filed as Exhibit 10S to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10L* Real Estate purchase agreement dated May 1, 1994 between 3M UK Holding PLC and the Company (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
10M* 1992 Long-Term incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10N* Real Estate purchase agreement dated September 30, 1994 between The Midland Mutual Life Insurance Company and the Company (filed as
      Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
10O* Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
10P* Asset Purchase Agreement dated as of July 18, 1995 between DHL Laboratories and the Company (filed as Exhibit 10AF to the Company's Form 10-K No. 1-10730 for the year ended March 30, 1996 and incorporated herein by reference).
10Q* First Amendment to lease dated July 17,1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
10R* Revolving Credit Agreement among Mellon Bank, N.A., the First National Bank of Boston and Haemonetics Corporation dated as of October 1, 1996. (filed as Exhibit 10E to the Company's Form 10-K No. 1-10730 for the year ended March 29, 1997 and incorporated herein by reference).
10S* Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10T* $40,000,000 Revolving Credit Facility Among Mellon Bank, N.A. For Itself and as Agent BankBoston, N.A. and The Sanwa Bank, Limited to Haemonetics Corporation. (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended June 28, 1997 and incorporated herein by reference).
10U* Note Purchase agreement whereby Haemonetics Corporation authorized sale of $40,000,000, 7.05% Senior Notes due October 15, 2007. (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 27, 1997 and incorporated herein by reference).
10V* First Amendment, dated December 26, 1997 to the Revolving Credit Agreement, dated June 25, 1997, among Haemonetics Corporation and Mellon Bank N.A. (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended December 27, 1997 and incorporated herein by reference).
10W* Second Amendment, dated April 30, 1998 to the Revolving Credit Agreement, dated June 25, 1997, among Haemonetics Corporation and Mellon Bank N.A. . (filed as Exhibit 10Y to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
10X* 1998 Employee Stock Purchase Plan. (filed as Exhibit 10Z to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
10Y* 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
10Z* Lease, dated July 29, 1997 between New Avon Limited Parnership and the Company for the property in Avon, Massachusetts. (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
10AA* Agreement on Bank Transactions between Haemonetics Corporation and the
      Bank of Tokyo-Mitsubishi, Ltd. dated February 14, 1985. (filed as
      Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1999 and incorporated herein by reference).
10AB* Third Amendment, dated April 21, 1999 to the Revolving Credit
      Agreement, dated June 25, 1997, among Haemonetics Corporation and Mellon Bank N.A. . (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the three months ended July 3, 1999 and incorporated herein by reference).

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


                                                                 SCHEDULE II

                           HAEMONETICS CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)


                                     Balance at    Charged to    Write-Offs     Balance at
                                     Beginning      Cost and       (Net of        End of
                                     of Period      Expenses     Recoveries)      Period
                                     -----------------------------------------------------

For Year Ended April 1, 2000
  Allowance for Doubtful Accounts         747           625           (223)        1,149
  Discontinued Operations Reserve       5,616             0         (5,616)            0

For the Year Ended April 3, 1999
  Allowance for Doubtful Accounts         818           687           (758)          747
  Restructuring Reserve                 1,706             0         (1,706)            0
  Discontinued Operations Reserve      28,000             0        (22,384)        5,616

For the Year Ended March 28, 1998
  Allowance for Doubtful Accounts         961           263           (406)          818
  Restructuring Reserve                     0        24,500        (22,794)        1,706
  Discontinued Operations Reserve           0        28,000              0        28,000
