Form 10-Q
period 2000-07-01
HAEMONETICS CORP
filed 2000-08-09
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:  July 1, 2000      Commission File Number:  1-10730
                        ------------                               -------


                           HAEMONETICS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Massachusetts                                04-2882273
---------------------------------                  -------------------
   (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)


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

          25,087,007 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                                July 1, 2000


                           HAEMONETICS CORPORATION
                                    INDEX

                                                                        PAGE
                                                                        ----

PART I.    Financial Information

      Consolidated Statements of Operations -                              2
       Three Months Ended July 1, 2000
       and July 3, 1999

      Consolidated Balance Sheets - July 1, 2000                           3
       and April 1, 2000

      Consolidated Statements of Stockholders' Equity -                    4
       Three Months Ended July 1, 2000

      Consolidated Statements of Cash Flows -                              5
       Three Months Ended July 1, 2000 and July 3, 1999

      Notes to Consolidated Financial Statements                         6-9

      Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       10-16

      Quantitative and Qualitative Disclosures about Market Risk       16-17

PART II.   Other Information                                              18

      Signatures                                                          19


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                   Three Months Ended
                                                   ------------------
                                                   July 1,    July 3,
                                                    2000       1999
                                                   ------------------

Net revenues                                       $69,693    $69,122
Cost of goods sold                                  36,276     36,305
                                                   ------------------
Gross profit                                        33,417     32,817

Operating expenses:
  Research and development                           4,134      3,623
  Selling, general and administrative               20,956     20,744


                                                   ------------------
    Total operating expenses                        25,090     24,367
                                                   ------------------

Operating income                                     8,327      8,450

  Interest expense                                  (1,021)    (1,015)
  Interest income                                    1,182      1,117
  Other income, net                                    767        232
                                                   ------------------

Income from continuing operations
before provision for income taxes                    9,255      8,784

Provision for income taxes                           2,591      2,811
                                                   ------------------

Net Income                                         $ 6,664    $ 5,973
                                                   ==================

Basic income(loss) per common share                $ 0.264    $ 0.223

Income(loss) per common share assuming dilution    $ 0.259    $ 0.223

Weighted average shares outstanding
  Basic                                             25,248     26,729
  Diluted                                           25,731     26,830

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                   July 1,     April 1,
                    ASSETS                          2000         2000
                                                   --------------------

Current assets:
  Cash and short term investments                  $ 52,195    $ 61,328
  Accounts receivable, less allowance of
   $993 at July 1, 2000 and $1,149 at
   April 1, 2000                                     58,814      59,140
  Inventories                                        57,615      59,817
  Current investment in sales-type
   leases, net                                        7,456       8,036
  Deferred tax asset                                 19,794      16,360
  Other prepaid and current assets                    4,607       5,237
                                                   --------------------
      Total current assets                          200,481     209,918
                                                   --------------------
Property, plant and equipment                       189,158     185,432
  Less accumulated depreciation                     108,853     103,824
                                                   --------------------
Net property, plant and equipment                    80,305      81,608
Other assets:
  Investment in sales-type leases, net
   (long term)                                        8,454      10,775
  Distribution rights, net                           11,129      11,356
  Goodwill, less accumulated amortization of
   $706 at July 1, 200 and $662
   at April 1, 2000                                   1,788       1,832
  Deferred tax asset                                 14,806      14,806
  Other assets, net                                  20,948      18,815
                                                   --------------------
     Total other assets                              57,125      57,584
                                                   --------------------
     Total assets                                  $337,911    $349,110
                                                   ====================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities
   of long-term debt                               $ 24,823    $ 32,896
  Accounts payable                                    8,323      17,224
  Accrued payroll and related costs                   7,968       8,456
  Accrued income taxes                               16,710      15,700
  Other accrued liabilities                          13,727      14,199
                                                   --------------------
     Total current liabilities                       71,551      88,475
                                                   --------------------
Deferred income taxes                                14,165      10,722
Long-term debt, net of current maturities            41,184      41,306
Other long-term liabilities                           2,153       2,164
Stockholders' equity:
  Common stock, $.01 par value;
   Authorized - 80,000,000 shares;
   Issued 30,038,869 shares at July 1, 2000;


   30,004,811 shares at April 1, 2000                   300         300
  Additional paid-in capital                         74,557      73,662
  Retained earnings                                 237,366     230,732
  Cumulative translation adjustments                (13,701)    (13,078)
                                                   --------------------
Stockholders' equity before treasury stock          298,522     291,616
  Less: treasury stock 4,951,862 shares at
   cost at July 1, 2000 and 4,728,762 shares
   at cost at April 1, 2000                          89,664      85,173
                                                   --------------------
     Total stockholders' equity                     208,858     206,443
                                                   --------------------
     Total liabilities and stockholders'
      equity                                       $337,911    $349,110
                                                   ====================
Supplemental disclosure of
 balance sheet information:
  Net debt                                         $ 13,812    $ 12,874

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (unaudited in thousands)


                                Common Stock   Additional                          Cumulative        Total
                                ------------    Paid-in     Treasury    Retained   Translation   Stockholders'   Comprehensive
                                Shares   $'s    Capital      Stock      Earnings   Adjustment        Equity          Income
                                ----------------------------------------------------------------------------------------------

Balance, April 1, 2000          30,005   $300   $73,662     $(85,173)   $230,732    $(13,078)      $206,443
                                ==========================================================================================

  Employee stock purchase
   plan                            ---    ---       ---          238         (30)        ---            208
  Exercise of stock options
   and related tax benefit          34      0       895          ---         ---         ---            895
  Purchase of treasury stock       ---    ---       ---       (4,729)        ---         ---         (4,729)
  Net income                       ---    ---       ---          ---       6,664         ---          6,664         $6,664
  Foreign currency
   translation adjustment          ---    ---       ---          ---         ---        (623)          (623)          (623)
                                ------------------------------------------------------------------------------------------
  Comprehensive income             ---    ---       ---          ---         ---         ---            ---         $6,041
                                ------------------------------------------------------------------------------------======

Balance, July 1, 2000           30,039   $300   $74,557     $(89,664)   $237,366    $(13,701)      $208,858
                                ===========================================================================


                  HAEMONETICS CORPORATION AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                      Three Months Ended
                                                     --------------------
                                                     July 1,      July 3,
                                                      2000         1999
                                                     --------------------

Cash Flows from Operating Activities:
  Net income                                         $ 6,664      $ 5,973

  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Non cash items:
    Depreciation and amortization                      6,027        7,359
    Deferred tax benefit                                   9            1
    Other                                                787          234

  Change in operating assets and liabilities:
    Decrease in accounts receivable - net                169        3,216
    Decrease in inventories                            2,116        1,234
    Decrease in sales-type leases (current)              580          637
    (Increase) decrease in prepaid income taxes         (225)       1,208
    (Increase) decrease in other assets               (1,352)         938
    Decrease in accounts payable, accrued
     expenses and other current liabilities           (8,884)      (9,461)
                                                     --------------------
    Net cash provided by operating
     activities, continuing operations                 5,891       11,339
                                                     --------------------
    Net cash used in operating
     activities, discontinued operations                   0       (4,281)
                                                     --------------------
      Net cash provided by operating
       activities                                      5,891        7,058

Cash Flows from Investing Activities:
  Capital expenditures on property, plant
   and equipment, net of retirements
   and disposals                                      (4,636)      (6,942)
  Net decrease in sales-type leases
   (long-term)                                         1,534          562
                                                     --------------------
  Net cash used in investing activities,
   continuing operations                              (3,102)      (6,380)
  Net cash provided by investing activities,
   discontinued operations                                 0        3,562
                                                     --------------------
      Net cash used in investing activities           (3,102)      (2,818)

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage               0          (62)
  Net increase (decrease) in short-term revolving
   credit agreements                                  (8,136)       2,444
  Net decrease in long-term credit agreements           (126)         (20)
  Employee stock purchase plan                           208          185
  Exercise of stock options and related
   tax benefit                                           895           82
  Purchase of treasury stock                          (4,729)      (9,546)
                                                     --------------------
      Net cash used in financing activities          (11,888)      (6,917)

Effect of exchange rates on cash and
 cash equivalents                                        (34)        (345)
                                                     --------------------
Net decrease in cash and cash equivalents             (9,133)      (3,022)

Cash and cash equivalents at beginning of period      61,328       56,319
                                                     --------------------
Cash and cash equivalents at end of period           $52,195      $53,297
                                                     ====================

Supplemental disclosures of cash flow information:
  Net decrease in cash and cash equivalents,
   discontinued operations                           $     0      $  (719)
  Net decrease in cash and cash equivalents,
   continuing operations                             $(9,133)     $(2,303)
  Increase in net debt                               $   871      $ 5,384
  Interest paid                                      $ 1,670      $ 1,674
  Income taxes paid                                  $ 1,084      $ 3,835
                                                     ====================


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


2. FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. Both fiscal year 2001 and 2000 include 52 weeks with the first quarter of each fiscal year including 13 weeks.


3. COMPREHENSIVE INCOME

      In the first quarter of fiscal year 1999, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity, which for the Company, is foreign currency translation. At July 1, 2000 and April 1, 2000, the cumulative foreign currency translation adjustment totaled ($13.7) million and ($13.1) million, respectively.


4. NEW PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which the Company will be required to adopt by the end of the fourth quarter of fiscal year 2001. SAB 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance.

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


5. FOREIGN CURRENCY

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at period end. Net revenues and costs and expenses are translated at average rates in effect during the period. The effects of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income (expense) in the consolidated statement of operations in fiscal year 2001 and fiscal year 2000 are ($153,000) and $2,000 respectively, in foreign currency transaction gains (losses).

      The Company enters into forward exchange contracts to hedge certain firm sales commitments by customers that are denominated in foreign currencies. The purpose of the Company's foreign hedging activities is to minimize, for a period of time, the unforeseen impact on the Company's results of operations of fluctuations in foreign exchange rates. The Company also enters into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. Actual gains and losses on all forward contracts are recorded in operations, offsetting the gains and losses on the underlying transactions being hedged. These derivative financial instruments are not used for trading purposes. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

      At July 1, 2000 and July 3, 1999, the Company had forward exchange contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $135,057,000 and $145,270,000, respectively. Of the respective balances, $28,504,000 and $49,752,000 represented contracts related to inter-company receivables that settled within 35 days. The balance of the contracts relate to firm sales commitments. Gross unrealized gains and losses from hedging firm sales commitments, based upon current forward rates, were a $1,902,000 gain and a $327,000 loss at July 1, 2000 and a $3,909,000 gain and a $4,121,000 loss at July 3, 1999. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at July 1, 2000 will be offset by the foreign exchange effect on sales of products to international customers in future periods.

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

      Inventories consist of the following:


                               July 1,        April 1,
                                2000            2000
                               -----------------------
                                   (in thousands)

            Raw materials      $13,559        $14,081

            Work-in-process      6,019          7,199
            Finished goods      38,037         38,537
                               ----------------------
                               $57,615        $59,817
                               ======================

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


                                 For the three months ended
                                ----------------------------
                                July 1, 2000    July 3, 1999
                                ----------------------------

Basic EPS
---------
Net Income(loss)                   $ 6,664         $ 5,973

Weighted Average Shares             25,248          26,729
                                   -----------------------
Basic income(loss) per share       $  .264         $  .223
                                   -----------------------

Diluted EPS
-----------
Net Income(loss)                   $ 6,664         $ 5,973

Basic Weighted Average shares       25,248          26,729
Effect of Stock options                483             101
                                   -----------------------

Diluted Weighted Average shares     25,731          26,830
                                   -----------------------

Diluted income(loss) per share     $  .259         $  .223
                                   -----------------------


8. SEGMENT INFORMATION

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

Three months ended (in thousands)


      July 1, 2000                        Blood Bank    Surgical    Plasma    Other     Total
      ------------                        ----------    --------    ------    -----     -----

      Revenues from external customers      29,457       15,972     20,217    4,047    69,693


      July 3, 1999
      ------------

      Revenues from external customers      29,051       15,851     21,684    2,536    69,122


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

      The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:


                                             Percentage of Net Revenues     Percentage Inc(Dec)
                                                 Three Months Ended         Three Months Ended
                                            ----------------------------    -------------------
                                            July 1, 2000    July 1, 1999         2000/1999
-----------------------------------------------------------------------------------------------

Net revenues                                   100.0%          100.0%               1.0%
Cost of goods sold                              52.1            52.5               (0.1)
                                               ----------------------------------------
Gross Profit                                    47.9            47.5                1.8
Operating Expenses:
  Research and development                       5.9             5.3               14.1
  Selling, general and administrative           30.1            30.0                1.0
                                               ----------------------------------------
    Total operating expenses                    36.0            35.3                3.0
Operating income                                11.9            12.2               (1.0)
Interest expense                                (1.4)           (1.5)               1.0
Interest income                                  1.7             1.6                5.8
Other income, net                                1.1             0.3              230.6
                                               ----------------------------------------
Income from continuing operations before
 provision for income taxes                     13.3            12.6                5.4
Provision for income taxes                       3.7             4.0               (7.8)
                                               ----------------------------------------
Earnings from continuing operations              9.6%            8.6%              11.6%
                                               ========================================


Three Months Ended July 1, 2000 Compared to Three Months Ended July 3, 1999

Net Revenue Summary
-------------------
 ( in thousands)
-------------------


                                             Percent Increase / (Decrease)
                                             -----------------------------
                                             Actual dollars    At constant
By geography:           2000       1999       as reported       currency
                       ---------------------------------------------------

United States          $22,148    $22,522        (1.7)%           (1.7)%

International           47,545     46,600         2.0              0.3
                       -----------------------------------------------

Net revenues            69,693    $69,122         0.8%            (0.4)%


                                             Percent Increase / (Decrease)
                                             -----------------------------
                                             Actual dollars    At constant
By product type:        2000       1999       as reported       currency
                       ---------------------------------------------------

Disposables            $62,636    $62,115         0.8%            (0.7)%

Misc & service           4,048      2,540        59.4             63.7

Equipment                3,009      4,467       (32.6)           (31.3)
                       -----------------------------------------------

Net revenues           $69,693    $69,122         0.8%            (0.4)%


                                             Percent Increase / (Decrease)
                                             -----------------------------
Disposables                                  Actual dollars    At constant
By product line:        2000       1999       as reported       currency
                       ---------------------------------------------------

Surgical               $14,849    $14,564         2.0%             2.7%
Blood bank**            27,683     27,046         2.4             (0.4)
Plasma                  20,104     20,505        (2.0)            (3.7)

                       -----------------------------------------------
Disposable revenues    $62,636    $62,115         0.8             (0.7)

**  Includes red cell disposables

Three months ended July 1, 2000 compared to three months ended July 3, 1999

Net Revenues

      Net revenues in 2000 increased 0.8% to $69.7 million from $69.1 million in 1999. With currency rates held constant, net revenues decreased 0.4% from 1999 to 2000. Disposable sales increased 0.8% from 1999 to 2000 at actual rates. With currency rates held constant, disposable sales decreased 0.7%. The 0.7% decrease was largely a result of lower sales in the U.S. commercial plasma business due to the continued shortage of available donors. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 90% of constant currency net revenues for both 2000 and 1999. Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 6.0% and 4.0% of the Company's net revenues, at constant currency, for 2000 and 1999, respectively. Equipment revenues decreased approximately $1.5 million from the $4.5 million in 1999. With currency rates held constant, equipment revenues decreased 31.3% from 1999 to 2000. The equipment decrease was attributable primarily to a 1999 international sale of plasma equipment that was non-recurring in 2000. International sales as reported accounted for approximately 68% and 67% of net revenues for 2000 and 1999, respectively.

Gross profit

      Gross profit of $33.4 million in 2000 increased $0.6 million from $32.8 million 1999 and increased 0.4% as a percent of sales from 1999 to 2000. At constant currency rates, gross profit, as a percent of sales and in dollars remained relatively unchanged from 1999 to 2000.

Expenses

      The Company expended $4.1 million (5.9 % of net revenues) on research and development in 2000 and $3.6 million (5.3% of net revenues) in 1999. At constant currency rates, research and development as a percent of sales increased slightly by 0.7%, or $0.5 million in dollars from 1999 to 2000.

      Selling, general and administrative expenses increased to $21.0 million in 2000 from $20.7 million in 1999. At constant currency rates, selling, general and administrative expenses increased $0.2 million and increased 0.4% as a percent of sales from 1999 to 2000.

Operating Income

      Operating income as a percentage of net revenues decreased 0.3 percentage points to 11.9% in 2000 from 12.2% in 1999. At constant currency rates, operating income, as a percent of sales, decreased 1.1% from 1999 or $0.8 million. The $0.8 million decrease in operating income resulted mainly from increases in R&D spending.

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

      For fiscal year 2000 and 2001, the indexed hedge rates were 3.9% less favorable and 9.1% more favorable than the respective prior years. For the first quarter of fiscal 2001 and 2002, the indexed hedge spot rates appreciated 5.4% and a 5.2% over the corresponding quarter of the preceding years. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                          Composite Index     Favorable / (Unfavorable)
                          Hedge Spot Rates       Change vs Prior Year
                          ---------------------------------------------
      FY1999        Q1          0.98                    (9.4%)
                    Q2          1.06                   (13.4%)
                    Q3          1.03                    (5.9%)
                    Q4          1.05                    (7.4%)
        1999 Total              1.03                    (9.1%)

      FY2000        Q1          1.10                   (10.8%)
                    Q2          1.09                    (2.8%)
                    Q3          1.04                    (0.6%)
                    Q4          1.07                    (1.0%)
        2000 Total              1.07                    (3.9%)

      FY2001        Q1          1.04                     5.4%
                    Q2          1.00                     8.2%
                    Q3          0.92                    12.9%
                    Q4          0.97                    10.3%
        2001 Total              0.98                     9.1%

      FY2002        Q1          0.99                     5.2%
                    Q2          0.97                     3.3%


Other Income and Expense

      Interest expense and interest income remained relatively unchanged from 1999 to 2000. Other income net increased $0.5, of which $0.3 was due to increases in income earned on points on forward contracts.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 32.0% in the first quarter of fiscal year 1999 and 28.0% in the first quarter of fiscal year 2001. The Company expects the provision rate to remain at 28% for the full 12 months of fiscal year 2001. Contributing to the decrease in the tax rates was an increase in export benefits from the Company's Foreign Sales Corporation, benefits associated with the repatriation of funds as well as the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, acquisitions, new business development and working capital.

      During the three months ended July 1, 2000, the Company decreased its cash balances, before the effect of exchange rates, by $9.1 million from operating, investing and financing activities which represents an increase in cash utilization of $6.4 million from the $2.7 million utilized in the Company's operating, investing and financing activities during the three months ended July 3, 1999. The increase cash utilization was largely funded by an increase of $4.9 million in net cash from the Company's financing activities.

Operating Activities:

      The Company generated $5.9 million in cash from operating activities of continuing operations in 2000 as compared to $11.3 million generated during 1999. The $5.4 million decrease in operating cash flow generated from continuing operations from 1999 to 2000 was a result of a $3.0 million change in accounts receivable and a $3.7 million increase in prepaid income taxes and other assets offset by increases in cash generated by an $0.8 million decrease in inventory and a $0.5 million change in accounts payable, accrued expenses and other current liabilities.

      The Company measures its performance using an operating cash flow metric defined as net income adjusted for depreciation, amortization and other non-cash items; capital expenditures for property, plant and equipment together with the investment in Haemonetics equipment at customer sites, including sales-type leases; and the change in operating working capital, including change in accounts receivable, inventory, accounts payable and accrued expenses, excluding tax accounts and the effects of currency translation. During the three months ended July 1, 2000, The company generated $10.0 million of operating cash during both the three months ended July 1, 2000 and the three months ended July 3, 1999. The $10.0 million of operating cash generated for the three months ended July 1, 2000 resulted from $7.8 million of net income adjusted for non-cash items and $3.0 million from the reduction of the Company's net investment in property plant and equipment and sales-type leases offset by $0.8 million in higher working capital investment.

Investing Activities

      The Company utilized $3.1 million in cash for investing activities from continuing operations in 2000, a decrease of $3.3 million from 1999. In 2000, the Company incurred $4.6 million in capital expenditures net of retirements and disposals, a decrease of $2.3 in capital expenditures from the $6.9 million incurred for capital expenditures in 1999. Additionally, the Company generated $1.0 million more cash in 2000 as compared to 1999 by reducing its investment in long-term sales-type leases.

Financing Activities:

      During the three months ended July 1, 2000, the Company's net debt increased $0.9 million, a $4.5 million decrease in the change in net debt as compared to the three months ended July 1, 1999. This $4.5 million decrease in the change in net debt stems from the Company's repurchase of fewer shares of common stock in 2000 for its treasury with a cost savings of $4.8 million and $0.8 million received in additional funds from the exercise of stock options in 2000 as compared to 1999. These increase sources of cash, reducing the change in net debt, were offset by the Company's 2000 operating and investing activities which provided $1.5 million less cash as compared to 1999.

      At July 1, 2000, the Company had working capital of $128.9 million. This reflects an increase of $7.5 million in working capital for the three months ended July 1, 2000. The Company believes its sources of cash are adequate to meet its projected needs.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which the Company will be required to adopt in the third or fourth quarter of fiscal year 2001. SAB 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company is in the process of accumulating the information necessary to quantify the potential impact, if any, of this new guidance.

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

Information systems

      The Company is continuing to gain a more complete view of the impact of the Euro conversion on its information systems. The Company realizes it will create technical challenges to adapt information technology and other systems to accommodate Euro-denominated transactions. The Committee is in the process of identifying all systems and determining their state of Euro readiness. The cost of adapting these systems is not yet known, but the Company does not believe it to be significant. All local transactional systems will be tested by September 2000 reviewed shortly thereafter.

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

      The conversion to Euro on April 2, 2001 will result in the conversion of the share capital of the 6 subsidiaries within the European Monetary Union (EMU). The amount of the converted share capital must be modified in order to eliminate uneven amounts and decimals resulting from the conversion.

      The Committee has identified the new amounts of the share capital per the requested minimum capital requirements issued by the EU. The Committee is currently in the process of coordinating all activities related to these changes such as meetings of the subsidiary board of directors, shareholder meetings, changes in by-laws and defining the appropriate accounting transactions. The Company anticipates that all required changes will be completed during the second and third quarters of fiscal year 2001. The Company does not anticipate material exposure resulting from the share capital conversion.

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

      A Euro contact person responsible for organizing regular employee updates and for communicating the company-wide progress of the Euro implementation has been identified at each European subsidiary.

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

      At July 1, 2000, the Company had the following significant foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:

    Hedged          (BUY) / SELL     Weighted Forward       US$ @        Unrealized
   Currency        Local Currency     Contract Rate      Current Fwd    Gain / (Loss)      Maturity
-----------------------------------------------------------------------------------------------------

Euro Equivalent        7,200,000      $1.077               6,876,160     $   881,000     Jul-Sep 2000
Euro Equivalent        7,500,000      $1.108               7,200,600     $ 1,106,900     Oct-Dec 2000
Euro Equivalent        8,100,000      $1.004               7,812,720     $   315,910     Jan-Mar 2001
Euro Equivalent        7,500,000      $0.915               7,261,900     $  (401,525)    Apr-Jun 2001
Japanese Yen       1,975,000,000       111.9 per US$      18,727,430     $(1,078,814)    Jul-Sep 2000
Japanese Yen       2,075,000,000        99.7 per US$      20,027,233     $   793,629     Oct-Dec 2000
Japanese Yen       1,900,000,000       100.8 per US$      18,661,438     $   189,996     Jan-Mar 2001
Japanese Yen       2,000,000,000       101.2 per US$      19,985,383     $  (231,454)    Apr-Jun 2001
                                      ----------------------------------------------
                                      Total:             106,552,863     $ 1,575,642
                                      ==============================================

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would create an additional $12.7 million unrealized gain; whereas a 10% weakening of the U.S. dollar would create an additional $14.8 million unrealized loss.

Interest Rate Risk

      Approximately 97%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt however would change in response to interest rates movements due to its fixed rate nature. At July 1, 2000, the fair value of the Company's long-term debt was approximately $0.6 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. These notes represent approximately 97% of the Company's outstanding long-term borrowings at July 1, 2000. At July 3, 1999, the fair value of the Company's long-term debt was approximately $1.6 million higher than the value of the debt reflected on the Company's financial statements.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at July 1, 2000. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.5 million.


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


                           HAEMONETICS CORPORATION


Date:  August 4 , 2000            By: /s/ James L. Peterson
       ---------------                ------------------------------------
                                      James L. Peterson,
                                      President and Chief Executive Officer

Date:  August 4 , 2000            By: /s/ Ronald J. Ryan
       ---------------                ------------------------------------
                                      Ronald J. Ryan,
                                      Sr. Vice President and Chief
                                      Financial Officer, (Principal
                                      Accounting Officer)