Form 10-Q
period 2000-09-30
HAEMONETICS CORP
filed 2000-11-13
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended:   September 30, 2000   Commission File Number:   1-10730
                         ------------------                             -------


                           HAEMONETICS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      Massachusetts                                  04-2882273
---------------------------------                 -------------------
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

          25,198,959 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                             September 30, 2000

                           HAEMONETICS CORPORATION
                                    INDEX

                                                                PAGE
                                                                ----

PART I.    Financial Information

Unaudited Consolidated Statements of  Operations -                 2
 Three and Six Months Ended September 30, 2000
 and October 2, 1999

Unaudited Consolidated Balance Sheets - September 30, 2000         3
 and April 1, 2000

Unaudited Consolidated Statement of Stockholders' Equity -         4
 Six Months Ended September 30, 2000

Unaudited Consolidated Statements of Cash Flows -                  5
 Six Months Ended September 30, 2000 and October 2, 1999

Notes to Unaudited Consolidated Financial Statements            6-13

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                     14-27

Quantitative and Qualitative Disclosures about Market Risk     27-28

PART II.    Other Information                                  29-30

      Signatures                                                  31

               HAEMONETICS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited - in thousands, except share data)


                                                              Three Months Ended       Six Months Ended
                                                             --------------------    --------------------
                                                             Sept. 30,    Oct. 2,    Sept. 30,    Oct. 2,
                                                                2000       1999         2000       1999
                                                             --------------------------------------------


Net revenues                                                  $70,570     $68,194    $140,263    $137,316
Cost of goods sold                                             37,187      36,555      73,461      72,860
                                                              -------------------------------------------
Gross profit                                                   33,383      31,639      66,802      64,456

Operating expenses:
  Research and development                                      4,202       3,782       8,336       7,405
  Selling, general and administrative                          20,832      20,528      41,788      41,272
  In process research and development (note 11)                18,606           -      18,606           -
  Other unusual charges relating to acquisition (note 10)       4,174           -       4,613           -
                                                              -------------------------------------------
    Total operating expenses                                   47,814      24,310      73,343      48,677
                                                              -------------------------------------------

Operating income                                              (14,431)      7,329      (6,541)     15,779

  Interest expense                                               (848)     (1,052)     (1,869)     (2,067)
  Interest income                                               1,126       1,248       2,308       2,365
  Other income, net                                               779         692       1,546         924
                                                              -------------------------------------------

Income (loss) from continuing operations
 before provision for income taxes                            (13,374)      8,217      (4,556)     17,001

Provision for income taxes                                      1,745       2,629       4,338       5,440
                                                              -------------------------------------------

Income (loss) from continuing operations                      (15,119)    $ 5,588      (8,894)   $ 11,561
                                                              ===========================================

Discontinued operations: (note 8)

Income (loss) from operations, net of income tax
 expense of $68 in 1999                                             -         144           -         144
                                                              -------------------------------------------

Net income. (loss)                                            (15,119)    $ 5,732      (8,894)   $ 11,705
                                                              ===========================================

Basic income (loss) per common share
  Continuing operations                                       $(0.602)    $ 0.213    $ (0.353)   $  0.436
  Discontinued operations                                           -       0.005           -       0.005
    Net income                                                 (0.602)      0.218      (0.353)      0.441

Income (loss) per common share assuming dilution
  Continuing operations                                       $(0.602)    $ 0.210    $ (0.353)   $  0.433
  Discontinued operations                                           -       0.005           -       0.005
  Net income                                                   (0.602)      0.216      (0.353)      0.438

Weighted average shares outstanding
  Basic                                                        25,133      26,290      25,191      26,546
  Diluted                                                      25,133      26,578      25,191      26,730

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                      September 30,    April 1,
                    ASSETS                                 2000          2000
                                                      -------------------------
(note 10)

Current assets:
  Cash and short term investments                       $ 38,617       $ 61,328
  Accounts receivable, less allowance of
   $944 at September 30, 2000 and $1,149
   at April 1, 2000                                       59,849         59,140
  Inventories                                             52,969         59,817
  Current investment in sales-type
   leases, net                                             6,770          8,036
  Deferred tax asset                                      19,515         16,360
  Other prepaid and current assets                         3,838          5,237
                                                        -----------------------
      Total current assets                               181,558        209,918
                                                        -----------------------
Property, plant and equipment                            193,911        185,432
  Less accumulated depreciation                          111,790        103,824
                                                        -----------------------
Net property, plant and equipment                         82,121         81,608
Other assets:

  Investment in sales-type leases, net
   (long term)                                             7,011         10,775
  Distribution rights, net                                10,702         11,356
  Goodwill, less accumulated amortization of
   $758 at September 30, 2000 and $662
   at April 1, 2000                                        4,836          1,832
  Deferred tax asset                                      20,806         14,806
  Other assets, net                                       16,105         15,187
                                                        -----------------------
      Total other assets                                  59,460         53,956
                                                        -----------------------
      Total assets                                      $323,139       $345,482
                                                        =======================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities
   of long-term debt                                    $ 17,763       $ 32,896
  Accounts payable                                        11,078         17,224
  Accrued payroll and related costs                       10,464          8,456
  Accrued income taxes                                    16,561         15,700
  Other accrued liabilities                               17,951         14,199
                                                        -----------------------
      Total current liabilities                           73,817         88,475
                                                        -----------------------
Deferred income taxes                                     16,455         10,722
Long-term debt, net of current maturities                 41,098         41,306
Other long-term liabilities                                2,102          2,164
Stockholders' equity:
  Common stock, $.01 par value;
   Authorized - 80,000,000 shares;
   Issued 30,150,821 shares at September 30, 2000;
   30,004,811 shares at April 1, 2000                        301            300
  Additional paid-in capital                              76,542         73,662
  Retained earnings (note 10)                            218,180        227,104
  Cumulative translation adjustments                     (15,692)       (13,078)
                                                        -----------------------
Stockholders' equity before treasury stock.              279,331        287,988
  Less: treasury stock 4,951,862 shares at
   cost at September 30, 2000 and 4,728,762
   shares at cost at April 1, 2000                        89,664         85,173
                                                        -----------------------
      Total stockholders' equity                         189,667        202,815
                                                        -----------------------
      Total liabilities and stockholders' equity        $323,139       $345,482
                                                        =======================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (unaudited in thousands)


                                  Common Stock    Additional                          Cumulative        Total
                                  -------------    Paid-in     Treasury    Retained   Translation   Stockholders'   Comprehensive
                                  Shares    $'s    Capital      Stock      Earnings   Adjustment       Equity           Income
                                  ------------------------------------------------------------------------------------------------

Balance, April 1, 2000 Restated   30,005   $300    $73,662     $(85,173)   $227,104    $(13,078)      $202,815
                                  ============================================================================

  Employee stock purchase plan       ---    ---        ---          238                     ---            238
  Exercise of stock options
   and related tax benefit           146      1      2,880          ---         (30)        ---          2,851
  Purchase of treasury stock         ---    ---        ---       (4,729)        ---         ---         (4,729)
  Net loss                           ---    ---        ---          ---      (8,894)        ---         (8,894)       $ (8,894)
  Foreign currency
   translation adjustment            ---    ---        ---          ---         ---      (2,614)        (2,614)         (2,614)
                                  --------------------------------------------------------------------------------------------
  Comprehensive loss                 ---    ---        ---          ---         ---         ---            ---        $(11,508)
                                  ------------------------------------------------------------------------------------========

Balance, September 30, 2000       30,151   $301    $76,542     $(89,664)   $218,180    $(15,692)      $189,667
                                  ============================================================================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                           Six Months Ended
                                                        ---------------------
                                                        Sept 30,      Oct 2,
                                                          2000         1999
                                                        ---------------------

Cash Flows from Operating Activities:
  Net income (loss)                                     $ (8,894)    $ 11,705
  Less net income from discontinued operations                 -          144
                                                        ---------------------
  Net income (loss) from continuing operations            (8,894)      11,561
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Non cash items:
    Depreciation and amortization                         11,972       16,200
    Deferred tax (expense) benefit                           (77)          67
    In process research and development                   18,606            -
    Equity in losses of investment (note 10)               1,353            -
    Other unusual non-cash charges                         1,282          491

  Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable - net      (1,572)       5,083
    Decrease (increase) in inventories                     3,672       (2,733)
    Decrease in sales-type leases (current)                1,686        1,586
    (Increase) decrease in prepaid income taxes             (171)       1,118
    (Increase) decrease in other assets                     (334)       1,475
    Decrease in accounts payable, accrued
     expenses and other current liabilities               (2,849)      (4,842)
                                                        ---------------------
    Net cash provided by operating
     activities, continuing operations                    24,674       30,006
                                                        ---------------------
    Net cash used in operating
     activities, discontinued operations                       0       (4,932)
                                                        ---------------------
    Net cash provided by operating
     activities                                           24,674       25,074

Cash Flows from Investing Activities:
  Capital expenditures on property, plant
   and equipment, net of retirements
   and disposals                                          (6,163)     (13,889)
  Acquisition of Transfusion Technologies
   Corporation, net of cash acquired                     (26,572)           -
  Net decrease in sales-type leases
   (long-term)                                             2,977        2,934
                                                        ---------------------
  Net cash used in investing activities,
   continuing operations                                 (29,758)     (10,955)
                                                        ---------------------
  Net cash provided by investing activities,
   discontinued operations                                     0        3,562
                                                        ---------------------
      Net cash provided by (used in)
       investing activities                              (29,758)      (7,393)

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                   -          (77)
  Net (decrease) increase in short-term revolving
   credit agreements                                     (15,568)       2,509
  Net decrease in long-term credit agreements               (235)        (126)
  Employee stock purchase plan purchases                     208          185
  Exercise of stock options and related
   tax benefit                                             2,880          400
  Purchase of treasury stock                              (4,729)     (20,638)
                                                        ---------------------
      Net cash used in financing activities              (17,444)     (17,747)

Effect of exchange rates on cash and
 cash equivalents                                           (183)         (44)
                                                        ---------------------
Net decrease in cash and cash equivalents                (22,711)        (110)

Cash and cash equivalents at beginning of period          61,328       56,319
                                                        ---------------------
Cash and cash equivalents at end of period              $ 38,617     $ 56,209
                                                        =====================

Non-cash investing and financing activities:
  Transfers from inventory to fixed assets
   for placements of Haemonetics equipment              $  3,149     $  3,058

Supplemental disclosures of cash flow information:
  Net decrease in cash and cash equivalents,
   discontinued operations                              $      0     $ (1,370)
  Net (decrease) increase in cash and cash
   equivalents, continuing operations                   $(22,711)    $  1,260
  Interest paid                                         $  1,748     $  1,858
  Income taxes paid                                     $  3,354     $  8,629
                                                        =====================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.  FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. Both fiscal year 2001 and 2000 include 52 weeks with the second quarter of each fiscal year including 13 weeks.

3.  COMPREHENSIVE INCOME

      In the first quarter of fiscal year 1999, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity, which for the Company, is foreign currency
translation.   At September 30, 2000 and April 1, 2000, the cumulative
foreign currency translation adjustment totaled ($15.7) million and ($13.1) million, respectively. For the three and six months ended September 30, 2000, the Comprehensive income (loss) was ($17,549) and ($11,508) respectively.

4.  NEW PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which the Company will be required to adopt by the end of the fourth quarter of fiscal year 2001. SAB 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company is in the process of reviewing SAB 101. Management does not anticipate a required change to its revenue recognition policy resulting from the application of SAB 101.

      In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB Statement No. 133," and by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS No. 133 as amended requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Additionally, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. The impacts of adopting SFAS No. 133 as amended on the Company's financial statements and the timing of adoption of SFAS No. 133 as amended have not been determined. However, it is expected that the derivative financial instruments acquired in connection with the Company's hedging program will qualify for hedge accounting under SFAS No. 133 as amended.

5.  FOREIGN CURRENCY

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at period end. Net revenues and costs and expenses are translated at average rates in effect during the period. The effects of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income (expense) in the consolidated statement of operations in for the six months of fiscal year 2001 and fiscal year 2000 are ($225,900) and $169,500 respectively, in foreign currency transaction gains (losses).

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

      At September 30, 2000 and October 2, 1999, the Company had forward exchange contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars, the fair value of which totaled $129,308,000 and $154,558,000, respectively. Of the respective balances, $27,814,000 and $49,271,000 represented contracts related to inter-company receivables that settled within 35 days. The balance of the contracts relate to firm sales commitments. Gross unrealized gains and losses from hedging firm sales commitments, based upon current forward rates, were a $6,381,000 gain at September 30, 2000, and a $2,863,000 gain and a ($10,377,000) loss at
October 2, 1999. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at September 30, 2000 will be offset by the foreign exchange effect on sales of products to international customers in future periods.

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

Inventories consist of the following:


                               Sept. 30,      April 1,
                                  2000          2000
                               -----------------------
                                   (in thousands)

            Raw materials       $14,678       $14,081
            Work-in-process       5,167         7,199
            Finished goods       33,124        38,537
                                ---------------------
                                $52,969       $59,817
                                =====================

7.  NET INCOME PER SHARE

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding. Diluted EPS includes the effect of other common stock equivalents. The Company did not include the effect of Stock options in its calculation of Diluted loss per share for the three and six months ended September 30, 2000 as it was anti-dilutive.



                                        For the three months ended
                                  -------------------------------------
                                   September 30, 2000    October 2, 1999
                                  -------------------------------------

Basic EPS
---------
Net income (loss)                      $(15,119)            $ 5,732

Weighted Average Shares                  25,133              26,290
                                       ----------------------------
Basic income (loss) per share          $ (0.602)            $  .218
                                       ----------------------------

Diluted EPS
-----------
Net income(loss)                       $(15,119)            $ 5,732

Basic Weighted Average shares            25,133              26,290
Effect of Stock options                       -                 288
                                       ----------------------------
Diluted Weighted Average shares          25,133              26,578
                                       ----------------------------
Diluted income (loss) per share        $ (0.602)            $  .216
                                       ----------------------------


                                        For the six months ended
                                  -------------------------------------
                                   September 30, 2000    October 2, 1999
                                  -------------------------------------

Basic EPS
---------
Net income(loss)                       $ (8,894)            $11,705

Weighted Average Shares                  25,191              26,547
                                       ----------------------------
Basic income (loss) per share          $ (0.353)            $  .441
                                       ----------------------------
Diluted EPS
-----------
Net income(loss)                       $ (8,894)            $11,705

Basic Weighted Average shares            25,191              26,547
Effect of Stock options                       -                 183
                                       ----------------------------
Diluted Weighted Average shares          25,191              26,730
                                       ----------------------------
Diluted income (loss) per share        $ (0.353)            $  .438
                                       ----------------------------

8.  DISCONTINUED OPERATIONS

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5,325,000. Additionally, on May 2, 1999, the Company sold its one remaining center completing the divestiture of its BBMS business. As of October 2, 1999, the Company completed its accounting for the divestiture with the reversal of the excess reserve of $144,000, net of taxes of $68,000.

      The operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the
consolidated statements of operations for all periods presented.   For the
six months ended October 2, 1999, the operating loss for BBMS of $403,000 was charged to the discontinued operations provision established in the fourth quarter of fiscal year 1998.

      The operating losses, in thousands, for BBMS are detailed as follows for six months ending:


                                                                   October 2,
                                                                      1999
                                                                 --------------
                                                                 (in thousands)

            Net Revenues                                              $413
            Gross Profit                                               (24)
            Operating expense:
              Research and Development                                   -
              Selling, general and administrative                      569
                Total operating expenses                               569
                                                                      ----
            Operating loss                                            (593)
            Other expense                                                -
            Tax benefit                                               (190)
                                                                      ----
            Net loss                                                  (403)

            Operating loss (net of taxes)
            charged to reserve                                         403
            Recovery of remaining reserve                              144
                                                                      ----
            Reflected on Consolidated Statement of Operations         $144

      No interest was allocated for the six months ended October 2, 1999, as all blood centers have been divested effective May 1999. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

9.  SEGMENT INFORMATION

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

      Surgical products comprise machines and single use disposables that perform intraoperative autologous transfusion ("IAT") or surgical blood salvage, as it is more commonly known. Surgical blood salvage is a procedure whereby shed blood is cleansed and then returned back to a patient. The devices used to perform this are a full line of Cell Saver(R) autologous blood recovery systems.

      Plasma collection products are machines and disposables that, like blood bank, perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS(R)2.


Three months ended (in thousands)

    September 30, 2000
    ------------------
                                        Blood Bank    Surgical    Plasma    Other    Total
                                        ---------------------------------------------------

    Revenues from external customers      30,092       15,606     21,236    3,636    70,570

    October 2, 1999
    ---------------
    Revenues from external customers      28,450       15,124     21,616    3,004    68,194

Six months ended (in thousands)

    September 30, 2000
    ------------------
                                        Blood Bank    Surgical    Plasma    Other    Total
                                        --------------------------------------------------
Revenues from external customers          59,549       31,578     41,453    7,683    140,263

October 2, 1999
---------------
Revenues from external customers          57,498       30,974     43,300    5,544    137,316

10. ACQUISITION

      On September 18, 2000, Haemonetics Corporation, ("Haemonetics") completed the acquisition of Transfusion Technologies Corporation, a Delaware Corporation ("Transfusion") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated September 4, 2000 among Haemonetics, Transfusion, Transfusion Merger Co., the holders of a majority of outstanding shares of Preferred and Common Stock of Transfusion and certain principals of Transfusion. The acquisition was effected in the form of a merger (the "Merger") of Transfusion Merger Co., a wholly owned subsidiary of Haemonetics, with and into Transfusion. Transfusion was the surviving corporation in the merger.

      Transfusion Technologies designs, develops and markets systems for the processing of human blood for transfusion to patients. Its systems are based on centrifuge technology called the Dynamic Disk TM and consist of sterile, single-use disposable sets and computer controlled electromechanical devices that control the blood processing procedure. The systems have applications in both autotransfusion and blood component collection technologies.

      The aggregate purchase price, before transaction costs and cash acquired, of approximately $50.1 is comprised of $36.5 million to Transfusion's common and preferred stockholders, and warrant and option holders, and $13.6 million, representing the economic value of Haemonetics' 19.8% preferred stock investment in Transfusion made in November 1999. The cash required to purchase the remaining 80.2% interest in Transfusion, was $26.6, net of cash acquired.

      The Transfusion merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statement of Operations includes Transfusion Technologies' results of operations commencing on the date of acquisition. The purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. For certain assets acquired in property, plant and equipment, representing Transfusion's equipment placed at customer locations, net book value was used as a proxy for fair market value. The allocation of the purchase price is still subject to adjustment upon final valuation of certain acquired assets and liabilities. The excess of the purchase price over the fair market value of the net assets acquired has been recorded as goodwill in the amount of $3.1 million. The goodwill is being amortized over 20 years.

      The preliminary allocation of the purchase price over the fair market value of the assets acquired is as follows:


      Consideration Paid for 80.2%:                    $45,318,231
      Plus other estimated transaction costs             2,488,743(i)

      Total estimated purchase price                    47,806,974
      Less: estimated fair value of Transfusion'
      identifiable net assets on September 15, 2000     44,706,706

      Total estimated goodwill due to acquisition        3,100,268

(i) Transaction costs primarily include professional fees, costs to close down the Transfusion Technologies' facility and severance costs.

      The following unaudited pro forma summary combines the consolidated results of operations of Haemonetics Corporation and Transfusion Technologies as if the acquisition had occurred as of the beginning of the fiscal year presented after giving effect to certain adjustments including adjustments to reflect reductions in depreciation expense, increases in intangible and goodwill amortization expense and lost interest income. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if Haemonetics and Transfusion Technologies had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.


                                                           Six Months Ended
                                                             September 29,
                                                         ---------------------
                                                           2000        1999
                                                         ---------------------
                                                         (in thousands, except
                                                            per share amounts)
                                                         ---------------------

Net revenues                                             $141,639    $137,909

Operating income                                            6,392       8,967

Income from continuing operations                           5,551       6,635

Basic and diluted income per common share
 from continuing operations:
  Basic                                                  $   0.22    $   0.26
  Diluted                                                $   0.22    $   0.25

Weighted average number of common shares outstanding:

  Basic                                                    25,191      26,547
  Diluted                                                  25,738      26,730

      Unusual charges expensed as a result of the acquisition of Transfusion Technologies amounted to $4.2 and $4.6 million for the three and six months ended September 30, 2000. Included in the unusual charges were $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which the Company decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting
principles.   To effect this change, the historic cost of the 19.8%
investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000. For fiscal year 2001, the charge to the statement of operations related to this cost to equity adjustment was $0.9 million and $1.3 million, respectively for the three and six months ended September 30, 2000. In addition the Company restated its Investment in Transfusion Technologies on the balance Sheet for losses incurred through April 1, 2000 of $3.6 million. Retained earnings at April 1, 2000 was also reduced by $3.6 million.

11 IN-PROCESS RESEARCH AND DEVELOPMENT

      Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of the third quarter of fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in the current period Consolidated Statement of Operations. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the Consolidated Statement of Operations.

      An independent valuation was performed to assess and allocate a value to the purchased IPR&D. The value represents the estimated fair market value based on risk-adjusted future cash flows generated by the products employing the in-process projects over a ten-year period. Estimated future after-tax cash flows for each product were based on Transfusion Technologies' and Haemonetics' estimates of revenue, operating expenses, income taxes, and charges for the use of contributory assets. Additionally, these cash flows were adjusted to compensate for the existence of any core technology and development efforts that were to be completed post-acquisition.

       Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses include cost of goods sold, selling, general and administrative, and research and development ("R&D") expenses. The estimated R&D expenses include only those costs needed to maintain the products once they have been introduced into the market. Operating expense estimates were consistent with expense levels for similar products.

       The discount rates used to present-value the projected cash flows were based on a weighted average cost of capital relative to Transfusion Technologies and its industry adjusted for the product-specific risk associated with the purchased IPR&D projects. Product-specific risk includes such factors as: the stage of completion of each project, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

      The forecast data employed in the valuation were based upon projections created by Transfusion Technologies' management and Haemonetics management's estimate of the future performance of the business. The inputs used in valuing the purchased IPR&D were based on assumptions that management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events or circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While management believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on Haemonetics' financial condition and results of operations.

      A brief description of the IPR&D projects related to the acquisition of Transfusion Technologies, including their estimated stage of completion and associated discount rates, is outlined below.

       Chairside Separator ("CSS"). The CSS is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. Haemonetics estimates that the project was 95 percent completed at the time of acquisition and product sales would commence by the fourth quarter 2001. The IPR&D value assigned to the CSS was $17.6 million. A discount rate of 33 percent was employed in the analysis.

      Red Cell Collector ("RCC"). The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates the whole blood while separating it into red blood cells and plasma. The plasma and 500ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet of by DC battery packs. Haemonetics estimates that the project was 65 percent completed at the time of acquisition and product sales would commence by the second quarter 2003. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33 percent was employed in the analysis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

      The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:


                                            Percentage of Net Revenues     Percentage Inc(Dec)
                                                Three Months Ended         Three Months Ended
                                            ---------------------------    -------------------
                                            Sept 1, 2000    Oct 2, 1999         2000/1999
----------------------------------------------------------------------------------------------


Net revenues                                   100.0 %         100.0%               3.5 %
Cost of goods sold                              52.7            53.6                1.7
                                               ----------------------------------------
Gross Profit                                    47.3            46.4                5.5
Operating Expenses:
  Research and development                       6.0             5.5               11.1
  Selling, general and administrative           29.5            30.1                1.5
  In process research and development           26.3               -              100.0
  Other Unusual charges relating
   to acquisition                                5.9               -              100.0
                                               ----------------------------------------
      Total operating expenses                  67.7            35.6               96.7
Operating income                               (20.4)           10.8             (296.9)
Interest expense                                (1.2)           (1.5)             (19.4)
Interest income                                  1.6             1.8               (9.8)
Other income, net                                1.0             1.0               12.6
                                               ----------------------------------------
Income from continuing operations before
 provision for income taxes                    (19.0)           12.1             (262.8)
Provision for income taxes                       2.4             3.9              (33.6)
                                               ----------------------------------------
Earnings from continuing operations            (21.4)%           8.2%            (370.6)%
                                               ========================================


Three Months Ended September 30, 2000 Compared to
 Three Months Ended October 2 , 1999


                                             Percent Increase / (Decrease)
                                             -----------------------------
                                             Actual dollars    At constant
By geography:           2000       1999       as reported       currency
-------------          ---------------------------------------------------

United States          $22,160    $22,026          0.6              0.6

International           48,410     46,168          4.9              2.3
                       ------------------------------------------------

Net revenues           $70,570    $68,194          3.5              1.7


                                             Percent Increase / (Decrease)
                                             -----------------------------
                                             Actual dollars    At constant
By product type:        2000       1999       as reported       currency
----------------       ---------------------------------------------------

Disposables            $64,290    $61,985          3.7              1.5

Misc & service           3,636      3,003         21.1             31.0

Equipment                2,644      3,206        (17.5)           (19.1)
                       ------------------------------------------------

Net revenues           $70,570    $68,194          3.5              1.7



                                             Percent Increase / (Decrease)
Disposables                                  -----------------------------
-----------                                  Actual dollars    At constant
by product line:        2000       1999       as reported       currency
----------------       ---------------------------------------------------

Surgical               $14,208    $13,649          4.1              5.4
Blood bank*             28,970     26,828          8.0              5.1
Plasma                  21,112     21,508         (1.8)            (4.7)
                       ------------------------------------------------

Disposable revenues    $64,290    $61,985          3.7              1.5

* Includes red cell disposables


Three months ended September 30, 2000 compared to three months ended October 2, 1999

Net Revenues

      Net revenues in 2000 increased 3.5% to $70.6 million from $68.2 million in 1999. With currency rates held constant, net revenues increased
1.7 % from 1999 to 2000.

      Disposable sales increased approximately 3.7% year over year at actual rates. With currency rates held constant, disposable sales increased 1.5%. The 1.5% increase at constant currency was a result of growth in both worldwide surgical, 5.4%, and worldwide blood bank, 5.1%, offset by a decrease in worldwide plasma, 4.7%. More specifically, the growth in the worldwide surgical business is mainly attributed to volume increase and the mix effect of products sold in the US, Asia and Japan markets. The Company views the increasing prices of red cells around the world, and the favorable autotransfusion economics its Surgical product offerings deliver, as factors contributing to the volume increases. The increase in the worldwide blood bank revenues is attributed to volume increases and the mix effect from the introduction of new disposable products in the Europe and Asia markets. Sales of red cell disposables, which are included in the blood bank revenues, increased 34% at constant currency over last year. The increase in red cell sales was attributable to volume increases in both the US and Europe as the rollout of this new technology in these markets continues to gain strength. The decrease in the Plasma sales was attributable most significantly to volume decreases due to reduced demand resulting from various market factors.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 91% of net revenues for both 2000 and 1999.

      Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 5.3% and 4.1 % of the Company's net revenues, at constant currency, for 2000 and 1999, respectively.

      Equipment revenues decreased approximately 17.5 % from $3.2 million in 1999. With currency rates held constant, equipment revenues decreased 19.1% from 1999 to 2000. The 19.1% decrease was a result of decreased equipment revenues in the blood bank and surgical product lines, mainly in Europe and the US. The decrease in revenue recognized on equipment shipments represents a continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under long-term sales-type leases. Reasons for customer preference vary significantly but included the customers' preference to be relieved from certain risks of ownership, particularly the equipment's economic useful life and technological feasibility. From the Company's point of view, placing company owned equipment versus selling it, allows the Company to better track the location and the utilization of the equipment.

      International sales as reported accounted for approximately 68.6% and 67.7% of net revenues for 2000 and 1999, respectively. As in the US, the sales outside the US are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $33.4 million in 2000 increased $1.8 million or 0.9 as a percent of sales from $31.6 million in 1999. At constant currency, gross profit as a percent of sales decreased by 1.1% and decreased in dollars by $0.2 million from 1999 to 2000. The $0.2 million gross profit decrease from 1999 was a result of improvements in gross profit from higher sales being offset by increases in manufacturing variances such as further reductions in inventory. Offsetting the increased manufacturing variances were cost savings of approximately $0.7 million from the Company's Customer Oriented Redesign for Excellence ("CORE") Program. In 1998, the Company initiated the CORE Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management, ("TQM"), principals, and the Program aims to increase the efficiency and the quality of, processes and products, and to improve the quality of management at Haemonetics. The $0.7 million in CORE savings in the second quarter resulted from savings in material and labor costs as a result of redesigning the way products are made and by negotiating lower material prices with vendors.

Expenses

      The Company expended $4.2 million (6.0% of net revenues) on research and development in 2000 and $3.8 million (5.5% of net revenues) in 1999. At constant currency rates, research and development as a percent of sales increased by 0.6% and increased in dollars by $0.5 million from 1999 to 2000. The increase in research and development was a result of the Company's objective to reinvest available funds into new product development in order to fuel future top line growth.

      Selling, general and administrative expenses increased $0.3 million from $20.5 million in 1999. At constant currency, selling, general and administrative expenses increased $0.5 million from 1999 to 2000 and increased 0.3% as a percent of sales from 1999 to 2000. The CORE Program contributed approximately $0.2 million to reductions in distribution related selling, general and administrative expenses. More specifically, the distribution savings were generated by lowering freight costs with the move of the Company's European distribution center from the Netherlands to Germany, by renegotiating lower freight rates with vendors and by increasing local sourcing of raw materials abroad.

In Process Research and Development (IPR&D) and Other Unusual charges
 Relating to the Acquisition

      Acquisition of Transfusion Technologies Corporation

      On September 15, 2000, the Company completed the acquisition of Transfusion Technologies Corporation, a Delaware Corporation ("Transfusion") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated September 4, 2000 among Haemonetics, Transfusion, Transfusion Merger Co., the holders of a majority of outstanding shares of Preferred and Common Stock of Transfusion and certain principals of Transfusion. The acquisition was effected in the form of a merger (the "Merger") of Transfusion Merger Co., a wholly owned subsidiary of Haemonetics, with and into Transfusion. Transfusion was the surviving corporation in the merger.

      a) In Process Research and Development (IPR&D)

      The Company incurred a charge in the second quarter of fiscal 2001 related to the acquisition of Transfusion Technologies Corporation of $18.6 million representing the value of the research and development projects that were in process, that had not yet reached technical feasibility and had no alternative future use at the time of the acquisition. Accordingly, the amounts were immediately expensed in the Consolidated Statement of Operations. (See footnotes #10 and #11 for a further description of the acquisition and an explanation as to how the IPR&D was valued.)

      b) Other Unusual Charges Relating to the Acquisition

      Unusual charges expensed in Q2 of fiscal year 2001, as a result of the acquisition of Transfusion Technologies amounted to $4.2 million which included $2.8 million in bonuses paid to key Transfusion Executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000. For fiscal year 2001, the charge to the statement of operations related to this cost to equity adjustment was $0.9 million for the three months ended September 30, 2000.

Operating Income

      Operating income, as a percentage of net revenues, decreased 31.2 percentage points to (20.4)% in 2000 from 10.8% in 1999. At constant currency, operating income, as a percent of sales, decreased 31.8% from 1999 or $23.9 million. The $23.9 million decrease in operating income resulted largely from the $22.8 million in combined IPR&D and other unusual charges incurred as a result of the Company's acquisition Transfusion Technologies as well as $1.1 million in combined increases in operating expenses and slightly lower gross profit.

Other Income and Expense

      Interest expense decreased $0.2 million from 1999 to 2000 due to a reduction in the average outstanding borrowings and lower interest rates. Interest income decreased $0.1 million from 1999 to 2000. Other income net increased $0.1 million due to increases in income earned from points on forward contracts, which was partially offset by an increase in amortization expense related to investments and the Company's acquisition of Transfusion Technologies, and increases in foreign exchange transaction losses. Points on forward contracts are amounts, either paid or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 32.0% in the second quarter of fiscal year 2000 and 28.0% in the second quarter of fiscal year 2001 before the effect of the Transfusion Technologies acquisition. The Company anticipates the provision rate applied to the Company before the effect of the Transfusion Technologies acquisition to remain at 28% for fiscal year 2001. Contributing to the decrease in the tax rates from 32% to 28% was an increase in export benefits from the Company's Foreign Sales Corporation, benefits associated with the repatriation of funds as well as the geographic mix of income.

Six Months Ended September 30, 2000 Compared to
 Six Months Ended October 2, 1999


                                             Percentage of Net Revenues      Percentage Incr/(decr)
                                                  Six Months Ended              Six Months Ended
                                            ----------------------------     ----------------------
                                            Sept 30, 2000    Oct 2, 1999             2000/99
----------------------------------------------------------------------------------------------


Net revenues                                   100.0 %         100.0%                  2.1 %
Cost of goods sold                              52.4            53.1                   0.8
                                               -------------------------------------------
Gross Profit                                    47.6            46.9                   3.6
Operating Expenses:
  Research and development                       5.9             5.4                  12.6
  Selling, general and administrative           29.8            30.0                   1.3
  In process research and development           13.3               -                     -
  Other unusual items                            3.3               -                     -
                                               -------------------------------------------
      Total operating expenses                  52.3            35.4                  50.7
Operating income                                (4.7)           11.5                (141.5)
Interest expense                                (1.3)           (1.5)                 (9.6)
Interest income                                  1.7             1.7                  (2.4)
Other income                                     1.1             0.7                  67.3
                                               -------------------------------------------
Income from continuing operations before
 provision for income taxes                     (3.2)           12.4                (126.8)
Provision for income taxes                       3.1             4.0                 (20.3)
                                               -------------------------------------------
Earnings from continuing operations             (6.3)%           8.4%               (177.0)%
                                               ===========================================

Six Months Ended September 30, 2000 Compared to
 Six Months Ended October 2, 1999


                                              Percent Increase / (Decrease)
                                              -----------------------------
                                              Actual dollars    At constant
By geography:            2000        1999       as reported       currency
-------------          ----------------------------------------------------

United States          $ 44,308    $ 44,546        (0.5)            (0.5)

International            95,955      92,770         3.4              1.2
                       ------------------------------------------------

Net revenues           $140,263    $137,316         2.1              0.7


                                              Percent Increase / (Decrease)
                                              -----------------------------
                                              Actual dollars    At constant
By product type:         2000        1999       as reported       currency
----------------       ----------------------------------------------------

Disposables            $126,911    $124,099         2.3              0.4

Misc & service            7,683       5,544        38.6             46.5

Equipment                 5,669       7,673       (26.1)           (26.3)
                       -------------------------------------------------

Net revenues           $140,263    $137,316         2.1              0.7


                                              Percent Increase / (Decrease)
Disposables                                   -----------------------------
-----------                                   Actual dollars    At constant
by product line:         2000        1999       as reported       currency
----------------       ---------------------------------------------------

Surgical               $ 29,058    $ 28,213         3.0              4.0
Blood bank*              56,637      53,873         5.1              2.4
Plasma                   41,216      42,013        (1.9)            (4.2)
                       -------------------------------------------------

Disposable revenues    $126,911    $124,099         2.3              0.4

* Includes red cell disposables

Net Revenues

      Net revenues in 2000 increased 2.1% to $140.3 million from $137.3 million in 1999. With currency rates held constant, net revenues increased 0.7% from 1999 to 2000.

      Disposable sales increased approximately 2.3% year over year at actual rates. With currency rates held constant, disposable sales increased 0.4%. The 0.4% increase was a result of growth in worldwide surgical, 4.0%, and worldwide blood bank, 2.4%, markets offset by a decrease in worldwide plasma sales of 4.2%. More specifically, the growth in the worldwide surgical business is mainly attributed to volume increase and the mix effect of products sold in the US, Asia and Japan markets. The Company views the increasing prices of red cells around the world, and the favorable autotransfusion economics its Surgical product offerings deliver, as factors contributing to the volume increases. The increase in the worldwide blood bank sales is attributed to volume increases and the mix effect from the introduction of new products in the Europe, Asia and US blood bank markets. Sales of red cell disposables, which are included in the blood bank revenues, increased 26% at constant currency over last year. The increase in red cell sales was attributable to volume increases in both the US and Europe as the rollout of this new technology in these markets continues to gain strength. Demand decreases in the US, Europe,

Japan and Asia accounted for the decrease in the worldwide plasma sales and resulted from a combination of market factors including a lack of available donors in the US.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 90% and 91% of net revenues for 2000 and 1999, respectively.

      Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 5.6% and 3.9% of the Company's net revenues, at constant currency, for 2000 and 1999, respectively.

      Equipment revenues decreased approximately 26.1% from $7.7 million in 1999 at actual rates and 26.3% with currency rates held constant. The 26.3% decrease was a result of lower equipment revenues in the blood bank, surgical and plasma product lines, in all geographies, but particularly in Asia due to a large non-recurring equipment sale in the prior year. The overall decrease in revenue recognized on equipment shipments represents a continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under long-term sales-type leases. Reasons for customer preference vary significantly but included the customers' preference to be relieved from certain risks of ownership, particularly the equipment's economic useful life and technological feasibility. From the Company's point of view, placing company owned equipment versus selling it, allows the Company to better track the location and the utilization of the equipment.

      International sales as reported accounted for approximately 68.4% and 67.6% of net revenues for 2000 and 1999, respectively. As in the US, the sales outside the US are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $66.8 million in 2000 increased $2.3 million from $64.5 million in 1999. With currency rates held constant, gross profit as a percent of sales decreased by 0.6% and decreased in dollars by $0.3 million from 1999 to 2000. The $0.3 million gross profit decrease from 1999 was a result of improvements in gross profit from higher sales being offset by increases in manufacturing variances from further reductions in inventory. Offsetting the increased manufacturing variances were cost savings of approximately $1.5 million from the Company's CORE Program. The $1.5 million in savings for the six months ended September 30, 2000, resulted primarily from savings in material costs as a result of redesigning the way products are made to use less material and by negotiating lower material prices with vendors.

Expenses

      The Company expended $8.3 million (5.9% of net revenues) on research and development in 2000 and $7.4 million (5.4% of net revenues) in 1999. With currency rates held constant, research and development as a percent of sales increased by 0.7% and increased $1.0 million in dollars from 1999 to 2000. The increase in research and development spending is a result of the Company reinvesting available funds into new product development in order to fuel future top line growth.

      Selling, general and administrative expenses increased $0.5 million from $41.3 million in 1999. At constant currency rates, selling, general and administrative expenses increased $0.7 million from 1999 to 2000 and increased 0.3% as a percent of sales from 1999 to 2000. The CORE Program contributed approximately $0.3 million due to reductions in distribution related selling, general and administrative expenses. More specifically, the distribution savings were generated by lowering freight costs with the move of Company's European distribution center from the Netherlands to Germany.

In Process Research and Development (IPR&D) and Other Unusual charges
 Relating to the Acquisition

      a) In Process Research and Development (IPR&D)

      As previously discussed, the Company incurred a charge in the second quarter of fiscal 2001 related to the acquisition of Transfusion Technologies Corporation of $18.6 million representing the value of the research and development projects that were in process, that had not yet reached technical feasibility and had no alternative future use at the time of the acquisition. Accordingly, the amounts were immediately expensed in the Consolidated Statement of Operations. (See footnotes #10 and #11 for a further description of the acquisition and an explanation as to how the IPR&D was valued.)

      b) Other Unusual Charges Relating to the Acquisition

      Unusual charges expensed in Q2 of fiscal year 2001, as a result of the acquisition of Transfusion Technologies amounted to $4.2 million and included $2.8 million in bonuses paid to key Transfusion Executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in fluid warming technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000. For fiscal year 2001, the charge to the statement of operations related to this cost to equity adjustment was $1.3 million for the six months ended September 30, 2000.

Operating Income

      Operating income, as a percentage of net revenues, decreased 16.2 percentage points to (4.7)% in 2000 from 11.5% in 1999. At constant currency rates, operating income, as a percent of sales, decreased 18.0% from 1999 or $25.1 million. The $25.1 million decrease in operating income resulted largely from the $23.2 million in combined IPR&D and other unusual items from the Transfusion Technologies acquisition as well as $2.0 million in combined increases in operating expenses and slightly lower gross profit results.

Foreign Exchange

      Greater than two-thirds of the Company's revenues are generated outside the U.S. in foreign currencies. As such, the Company uses a combination of business and financial tools comprised of various natural hedges, (offsetting exposures from local production costs and operating expenses), and forward contracts to hedge its balance sheet and P&L exposures. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

      The Company computes a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index corresponds to the value of sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997.

      For fiscal year 2000 and 2001, the indexed hedge rates were 3.9% less favorable and 9.1% more favorable than the respective prior years. For the first and second quarters of fiscal 2001, the indexed hedge spot rates appreciated 5.4% and 8.2%, respectively and for the first and second quarters of fiscal 2002, the indexed hedge spot rates appreciated 5.2% and 3.3%, respectively over the corresponding quarters of the preceding years. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the Haemonetics specific hedge rate index. These indexed hedge rates impact sales, cost of sales and SG&A in the Company's financial statements.

      The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                            Composite Index     Favorable / (Unfavorable)
                            Hedge Spot Rates      Change vs Prior Year
                            ----------------    -------------------------

      FY1999          Q1          0.98                    (9.4%)
                      Q2          1.06                   (13.4%)
                      Q3          1.03                    (5.9%)
                      Q4          1.05                    (7.4%)
        1999  Total               1.03                    (9.1%)

      FY2000          Q1          1.10                   (10.8%)
                      Q2          1.09                    (2.8%)
                      Q3          1.04                    (0.6%)
                      Q4          1.07                    (1.0%)
        2000  Total               1.07                    (3.9%)

      FY2001          Q1          1.04                     5.4%
                      Q2          1.00                     8.2%
                      Q3          0.92                    12.9%
                      Q4          0.97                    10.3%
        2001  Total               0.98                     9.1%

      FY2002          Q1          0.99                     5.2%
                      Q2          0.97                     3.3%

Other Income and Expense

      Interest expense decreased $0.2 million from 2000 to 1999 due to a reduction in the average outstanding borrowings and lower interest rates. Interest income was relatively unchanged 1999 to 2000. Other income net increased $0.6 million due to increases in income earned from points on forward contracts, which was partially offset by an increase in amortization expense related to investments and the Company's acquisition of Transfusion Technologies. Points on forward contracts are amounts, either paid or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 32.0% during the first six months of fiscal year 2000 and 28.0% during the first six months of fiscal year 2001 before the effect of the Transfusion Technologies acquisition. The Company anticipates the provision rate applied to the Company before the effect of the Transfusion Technologies acquisition to remain at 28% for fiscal year 2001. Contributing to the decrease in the tax rates from 32% to 28% was an increase in export benefits from the Company's Foreign Sales Corporation, benefits associated with the repatriation of funds as well as the geographic mix of income.

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

      During the six months ended September 30, 2000, the Company decreased its cash balances, before the effect of exchange rates, by $22.5 million from operating, investing and financing activities which represents an increase in cash utilization of $22.4 million from the $0.1 million utilized in the Company's operating, investing and financing activities during the six months ended October 2, 1999. The increase in cash utilization was largely a result of the $26.6 million spent to acquire Transfusion Technologies.

Operating Activities:

      The Company generated $24.7 million in cash from operating activities of continuing operations in 2000 as compared to $30.0 million generated during 1999. The $5.3 million decrease in operating cash flow generated from continuing operations from 1999 to 2000 was a result of a decrease of $4.1 in net income adjusted for non cash items and $1.2 million in additional funds utilized by various working capital activities. Specifically, the $1.2 million in additional funds utilized by working capital activities resulted from cash generated from targeted reductions in inventory levels, and increases in accounts payable, accrued expenses and other current liabilities as a result of accruals booked as part of the Transfusion Technologies acquisition, offset primarily by increases in accounts receivable due to timing and mix of domestic sales booked during the six months ended September 30, 2000.

      The Company measures its performance using an operating cash flow metric defined as net income adjusted for depreciation, amortization and other non-cash items; capital expenditures for property, plant and equipment together with the investment in Haemonetics equipment at customer sites, including sales-type leases; and the change in operating working capital, including change in accounts receivable, inventory, accounts payable and accrued expenses, excluding tax accounts and the effects of currency translation. This alternative measure of operating cash flows is a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies. It is intended to assist readers of the report who employ "free cash flow" and similar measures that do not include tax assets and liabilities, equity investments and other sources and uses that are outside the day-to-day activities of a Company.

      As measured by the Company's operating cash flow metric, the company generated $25.5 million and $24.3 million of operating cash during the six months ended September 30, 2000 and the six months ended October 2, 1999, respectively. The $25.5 million of operating cash generated for the six months ended September 30, 2000 was calculated excluding the $26.6 of cash spent to acquire Transfusion Technologies. The $25.5 of cash flow resulted from $14.3 million of net income adjusted for non-cash items, $9.2 million from the reduction of the Company's net investment in property plant and equipment and sales-type leases, and from a $2.0 million lower working capital investment, due mainly to lower inventories. Non-cash transfers from inventory to property, plant and equipment have been excluded for purposes of this calculation and amounted to approximately $3.1 million in the six-month periods for both 2000 and 1999. The $24.3 million of operating cash generated for the six months ended October 2, 1999 resulted from $13.1 million of net income adjusted for non-cash items and $7.6 million from the reduction of the Company's net investment in property plant and equipment and sales-type leases, and a $3.6 million in lower working capital investment, due mainly to lower accounts receivable.

      During 1999, the Company's discontinued operations utilized $4.9 million in operating cash flows stemming from working capital changes.

Investing Activities

      The Company utilized $29.8 million in cash for investing activities from continuing operations in 2000, an increase of $18.8 million from 1999. In 2000, the Company acquired Transfusion Technologies utilizing $26.6 million of cash. This cash utilization was partially offset by a decrease in capital expenditures for 2000 of $7.7, net of retirements and disposals.

      The Company estimates that the cash and non-cash costs of restructuring, integrating and consolidating the operations of Haemonetics Corporation and Transfusion Technologies over the next 6 months to be approximately $1.5 million, net of tax of $0.6 million, which will be charged to income as incurred. Further, the Company expects the cash outlays to be financed by internally generated cash flows.

      During 1999, the Company's discontinued operations provided $3.6 million in operating cash flows as a result of the sale of capital assets relative to the dissolution of the discontinued operations.

Financing Activities:

      During the six months ended September 30, 2000, the Company's utilized $0.3 less cash as a result of its financing activities than during 1999. The Company paid the remaining $8.0 million balance on its Braintree headquarter real estate mortgage and $7.0 million in Japanese short-term debt. This $15.0 million debt reduction represented an $18.0 million increase in cash utilization for debt pay down as compared to 1999. This increase use of cash was partially offset by the fact that the Company repurchased fewer shares for its treasury during 2000 as compared to 1999, representing $15.9 million.

      At September 30, 2000, the Company had working capital of $107.7 million. This reflects a decrease of $13.7 million in working capital for the six months ended September 30, 2000. The Company has received a commitment for a $10.0 million mortgage to be secured by the company owned headquarters and manufacturing facility in Braintree Massachusetts. The Company expects the transaction to close during the third quarter of fiscal year 2001. The funds received from this transaction will be used for general corporate purposes. The Company believes all its anticipated sources of cash are adequate to meet its projected needs.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which the Company will be required to adopt in the fourth quarter of fiscal year 2001. SAB 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company is in the process of reviewing SAB 101. Management does not anticipate a required change to its revenue recognition policy resulting from the application of SAB 101.

      In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB Statement No. 133," and by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS No. 133 as amended requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Additionally, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. The impacts of adopting SFAS No. 133 as amended on the Company's financial statements and the timing of adoption of SFAS No. 133 as amended have not been determined. However, it is expected that the derivative financial instruments acquired in connection with the Company's hedging program will qualify for hedge accounting under SFAS No. 133 as amended.

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which the Company operates.

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

Business activities

      The introduction of the Euro will likely result in greater transparency of pricing throughout Europe and make price comparison easier between countries. It is anticipated that these changes will have little impact on Haemonetics in the short-term but could result in some long-term price harmonization. The Company's products are heavily regulated by organizations specific to each country and as a result, transactions between countries are infrequent.

Information systems

      The Company is continuing a thorough review of the impact of the Euro conversion on its information systems. The Company realizes it will create technical challenges to adapt information technology and other systems to accommodate Euro-denominated transactions. The Committee is in the process of identifying all systems and determining their state of Euro readiness. The cost of adapting these systems is not yet known, but the Company does not believe it to be significant. All local transactional systems are planned to be tested by Q3 FY01.

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

      The conversion to Euro on April 2, 2001 will result in the conversion of the share capital of the 6 subsidiaries within the European Monetary Union (EMU). The Committee has concluded that if the converted share capital results in uneven amounts, they will be rounded by increasing or decreasing the share capital.

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

      At September 30, 2000, the Company had the following significant foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:


    Hedged          (BUY) / SELL     Weighted Forward       US$ @        Unrealized
   Currency        Local Currency      Contract Rate     Current Rate    Gain / (Loss)      Maturity
------------------------------------------------------------------------------------------------------

Euro Equivalent        7,500,000      $1.108                6,621,400     $1,686,100     Oct-Dec 2000
Euro Equivalent        8,100,000      $1.004                7,182,560        946,070     Jan-Mar 2001
Euro Equivalent        7,500,000      $0.915                6,674,500        185,875     Apr-Jun 2001
Euro Equivalent        6,500,000      $0.942                5,810,200        313,300     Jul-Sep 2001
Japanese Yen       2,075,000,000        99.7 per US$       19,314,132     $1,506,729     Oct-Dec 2000
Japanese Yen       1,900,000,000       100.8 per US$       17,958,885        892,548     Jan-Mar 2001
Japanese Yen       2,000,000,000       101.2 per US$       19,185,334        568,595     Apr-Jun 2001
Japanese Yen       1,925,000,000       101.2 per US$       18,747,394        281,345     Jul-Sep 2001
                                      ----------------------------------------------
                                          Total:          101,494,405     $6,380,562
                                      ----------------------------------------------

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.4 million unrealized gain; whereas a 10% weakening of the U.S. dollar would result in a $11.9 million unrealized loss.

Interest Rate Risk

      Approximately 97%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt however would change in response to interest rates movements due to its fixed rate nature. At September 30, 2000, the fair value of the Company's long-term debt was approximately $1.1 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40.0 million, 7.05% fixed rate senior notes the Company holds. These notes represent approximately 97% of the Company's outstanding long-term borrowings at September 30, 2000. At October 2, 1999, the fair value of the Company's long-term debt was approximately $1.2 million higher than the value of the debt reflected on the Company's financial statements.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at September 30, 2000. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.5 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On July 25, 2000, the Company held its annual meeting of stockholders. At the meeting, Sir Stuart Burgess, Ronald G. Gelbman and N. Colin Lind were re-elected as Directors for terms ending in 2003. The voting results were as follows:

         Sir Stuart Burgess        For 23,716,610        Withheld 295,679
         Ronald G. Gelbman         For 23,716,720        Withheld 295,569
         N. Colin Lind             For 23,716,690        Withheld 295,599

         The other members of the Board of Directors whose terms continued after the meeting were:

         Serving a Term Ending in 2001 - Yutaka Sakurada, Donna D. E. Williamson and Harvey G. Klein, M.D.;

         Serving a Term Ending in 2002 - James L. Peterson and Benjamin L.
         Holmes.

         At the meeting, the stockholders ratified the selection by the Board of Directors of Arthur Andersen LLP as independent public accountants for the current fiscal year. The vote was as follows:

         For 23,986,680        Against 17,944            Abstain 7,665

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a).  Exhibits

         The following exhibits will be filed as part of this form 10-Q:

         Exhibit 10A Amendment, dated September 29, 2000, to the Note Purchase agreement, dated October 15, 1997.

         Exhibit 27     Financial Data Schedule

         (b).  Reports on Form 8-K.

         A report on Form 8-K was filed on September 29, 000 reporting under
         Item 2, The Acquisition of Transfusion Technologies Corporation.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HAEMONETICS CORPORATION


Date:  November 10, 2000          By: /s/ James L. Peterson
       -----------------              --------------------------------------
                                      James L. Peterson,
                                      President and Chief Executive Officer

Date:  November 10, 2000          By: /s/ Ronald J. Ryan
       -----------------              --------------------------------------
                                      Ronald J. Ryan,
                                      Sr. Vice President and Chief
                                      Financial Officer, (Principal
                                      Accounting Officer)