Form 10-Q
period 2000-12-30
HAEMONETICS CORP
filed 2001-02-12
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:  December 30, 2000    Commission File Number:    1-10730
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

          25,332,958 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                              December 30, 2000


                           HAEMONETICS CORPORATION
                                    INDEX

                                                                          PAGE
                                                                          ----

PART I.     Financial Information

      Unaudited Consolidated Statements of Operations -                      2
       Three and Nine Months Ended December 30, 2000
       and December 25, 1999

      Unaudited Consolidated Balance Sheets - December 30, 2000              3
       and April 1, 2000

      Unaudited Consolidated Statements of Stockholders' Equity -            4
       Nine Months Ended December 30, 2000

      Unaudited Consolidated Statements of Cash Flows -                      5
       Nine Months Ended December 30, 2000 and December 25, 1999

      Notes to Unaudited Consolidated Financial Statements                6-13

      Management's Discussion and Analysis of Financial Condition and    14-28
       Results of Operations

      Quantitative and Qualitative Disclosures about Market Risk         29-30

PART II.    Other Information                                               31

      Signatures                                                            32


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                   Three Months Ended      Nine Months Ended
                                                  --------------------    -------------------
                                                  Dec. 30,     Dec. 25    Dec. 30,    Dec. 25
                                                    2000         1999       2000        1999
                                                  -------------------------------------------

Net revenues                                      $75,899      $70,778    $216,162    $208,094
Cost of goods sold                                 36,903       37,601     110,364     110,461
                                                  --------------------------------------------
Gross profit                                       38,996       33,177     105,798      97,633

Operating expenses:
  Research and development                          5,204        3,796      13,644      11,209
  Selling, general and administrative              22,825       20,546      64,613      61,818
  In process research and development (Note 11)         -        2,871      18,606       2,871
  Other unusual charges relating to
   acquisition (Note 10)                                -          343       4,613         343
                                                  --------------------------------------------
      Total operating expenses                     28,029       27,556     101,476      76,241
                                                  --------------------------------------------

Operating income                                   10,967        5,621       4,322      21,392

  Interest expense                                   (859)      (1,229)     (2,728)     (3,296)
  Interest income                                     999        1,349       3,307       3,714
  Other income, net                                   959          652       2,609       1,584
                                                  --------------------------------------------

Income from continuing operations
 before provision for income taxes                 12,066        6,393       7,510      23,394

Provision for income taxes                          3,103        3,074       7,441       8,514
                                                  --------------------------------------------

Income from continuing operations                   8,963      $ 3,319          69      14,880
                                                  ============================================

Discontinued operations: (Note 8)
Income from discontinued operations, net
 of income tax expense of $68 in FY 00                  -            -           -         144
                                                  --------------------------------------------

Net income                                        $ 8,963      $ 3,319    $     69    $ 15,024
                                                  ============================================

Basic income per common share
  Continuing operations                           $ 0.355      $ 0.129    $  0.003    $  0.566
  Discontinued operations                               -            -           -       0.005
  Net income                                        0.355        0.129       0.003       0.572

Income per common share assuming dilution
  Continuing operations                           $ 0.345      $ 0.127    $  0.003    $  0.561
  Discontinued operations                               -            -           -       0.005
  Net income                                        0.345        0.127       0.003       0.566

Weighted average shares outstanding
  Basic                                            25,259       25,696      25,213      26,278
  Diluted                                          25,991       26,097      25,820      26,530


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                     December 30,    April 1,
                    ASSETS                               2000          2000
                                                     ------------------------
                                                                    (Note 10)

Current assets:
  Cash and short term investments                      $ 59,212      $ 61,328
  Accounts receivable, less allowance of
   $ 1,079 at December 30, 2000 and $1,149
   at April 1, 2000                                      60,253        59,140
  Inventories                                            52,768        59,817
  Current investment in sales-type
   leases, net                                            6,355         8,036
  Deferred tax asset                                     19,434        16,360
  Other prepaid and current assets                        4,976         5,237
                                                       ----------------------
      Total current assets                              202,998       209,918
                                                       ----------------------
Property, plant and equipment                           199,428       185,432
  Less accumulated depreciation                         117,172       103,824
                                                       ----------------------
Net property, plant and equipment                        82,256        81,608
Other assets:
  Investment in sales-type leases, net
   (long-term)                                            5,880        10,775
  Distribution rights, net                               10,000        11,356
  Goodwill, less accumulated amortization of
   $855 at December 30, 2000 and $662
    at April 1, 2000                                      4,739         1,832
  Deferred tax asset                                     20,806        14,806
  Other assets, net                                      15,764        15,187
                                                       ----------------------
      Total other assets                                 57,189        53,956
                                                       ----------------------
      Total assets                                     $342,443      $345,482
                                                       ======================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
   of long-term debt                                   $ 19,172      $ 32,896
  Accounts payable                                        9,726        17,224
  Accrued payroll and related costs                       9,641         8,456
  Accrued income taxes                                   18,788        15,700
  Other accrued liabilities                              14,765        14,199
                                                       ----------------------
      Total current liabilities                          72,092        88,475
                                                       ----------------------
Deferred income taxes                                    16,290        10,722
Long-term debt, net of current maturities                50,720        41,306
Other long-term liabilities                               2,136         2,164
Stockholders' equity:
  Common stock, $.01 par value;
   Authorized - 80,000,000 shares;
   Issued 30,273,348 shares at December 30, 2000;
          30,004,811 shares at April 1, 2000                303           300
  Additional paid-in capital                             78,648        73,662
  Retained earnings (Note 10)                           227,158       227,104
  Cumulative translation adjustments                    (15,448)      (13,078)
                                                       ----------------------
Stockholders' equity before treasury stock.             290,661       287,988
  Less: treasury stock 4,940,390 shares at
   cost at December 30, 2000 and 4,728,762 shares
   at cost at April 1, 2000                              89,456        85,173
                                                       ----------------------
      Total stockholders' equity                        201,205       202,815
                                                       ----------------------
      Total liabilities and stockholders' equity       $342,443      $345,482
                                                       ======================

The accompanying notes are an integral part of these consolidated financial statements.


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (unaudited in thousands)


                                Common Stock   Additional                         Cumulative        Total
                                ------------    Paid-in     Treasury   Retained   Translation   Stockholders'   Comprehensive
                                Shares   $'s    Capital      Stock     Earnings   Adjustment        Equity          Loss
                                ---------------------------------------------------------------------------------------------

Balance, April 1, 2000
 Restated                       30,005   $300    $73,662   $(85,173)   $227,104    $(13,078)       $202,815

  Employee stock purchase
   plan                            ---    ---        ---        446                     ---             446
  Exercise of stock options
   and related tax benefit         269      3      4,986        ---         (15)        ---           4,974
  Purchase of treasury stock       ---    ---        ---     (4,729)        ---         ---          (4,729)
  Net Income                       ---    ---        ---        ---          69         ---              69        $    69
  Foreign currency
   translation adjustment          ---    ---        ---        ---         ---      (2,370)         (2,370)        (2,370)
  Comprehensive loss               ---    ---        ---        ---         ---         ---             ---        $(2,301)
                                ------------------------------------------------------------------------------------------
Balance, December 30, 2000      30,274   $303    $78,648   $(89,456)   $227,158    $(15,448)       $201,205
                                ===========================================================================


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)



                                                       Nine Months Ended
                                                      --------------------
                                                      Dec 30,     Dec 25,
                                                       2000        1999
                                                      --------------------

Cash Flows from Operating Activities:
  Net income                                          $     69    $ 15,024
  Less net income from discontinued operations               -         144
                                                      --------------------
  Net income from continuing operations                     69      14,880
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Non cash items:
    Depreciation and amortization                       18,006      21,586
    Deferred tax (expense) benefit                        (161)         64
    In process research and development (note 11)       18,606       2,871
    Equity in losses of investment (note 10)             1,353         343
    Other unusual non-cash charges                       1,282       2,015

  Change in operating assets and liabilities:
    (Increase) in accounts receivable - net             (1,821)     (7,772)
    Decrease (increase) in inventories                   1,662      (4,763)
    Decrease in sales-type leases (current)              1,681       2,431
    (Increase) decrease in prepaid income taxes         (1,224)        356
    Decrease in other assets                               212       1,047
    (Decrease) in accounts payable, accrued
      expenses and other current liabilities            (5,496)     (4,058)
                                                      --------------------
    Net cash provided by operating
     activities, continuing operations                  34,169      29,000
                                                      --------------------
    Net cash used in operating
     activities, discontinued operations                     0      (4,932)
                                                      --------------------
      Net cash provided by operating
       activities                                       34,169      24,068

Cash Flows from Investing Activities:
  Capital expenditures on property, plant
   and equipment, net of retirements
   and disposals                                        (9,620)    (16,548)
  Acquisition of Transfusion Technologies
   Corporation, net of cash acquired                   (26,572)    (15,000)
  Net decrease in sales-type leases (long-term)          4,108       4,774
                                                      --------------------
  Net cash used in investing activities,
   continuing operations                               (32,084)    (26,774)
                                                      --------------------
  Net cash provided by investing activities,
   discontinued operations                                   0       3,562
                                                      --------------------
      Net cash used in investing activities            (32,084)    (23,212)

Cash Flows from Financing Activities:
  Proceeds (payments) on long-term
   real estate mortgage                                  9,652      (8,191)
  Net (decrease) increase in short-term revolving
   credit agreements                                   (14,138)     24,267
  Net (decrease) increase in long-term
   credit agreements                                      (261)        415
  Employee stock purchase plan purchases                   434         379
  Exercise of stock options and related
   tax benefit                                           4,986       2,184
  Purchase of treasury stock                            (4,729)    (29,437)
                                                      --------------------
      Net cash used in financing activities             (4,056)    (10,383)

Effect of exchange rates on cash and
 cash equivalents                                         (145)       (267)
                                                      --------------------
Net decrease in cash and cash equivalents               (2,116)     (9,794)

Cash and cash equivalents at beginning of period        61,328      56,319
                                                      --------------------
Cash and cash equivalents at end of period            $ 59,212    $ 46,525
                                                      ====================

Non-cash investing and financing activities:
  Transfers from inventory to fixed assets for


placements of Haemonetics equipment                $  5,348    $  4,650

Supplemental disclosures of cash flow information:
  Net decrease in cash and cash equivalents,
   discontinued operations                            $      0    $ (1,370)
  Net decrease in cash and cash equivalents,
   continuing operations                              $ (2,116)   $ (8,424)
  Interest paid                                       $  3,206    $  3,606
  Income taxes paid                                   $  5,092    $ 11,345
                                                      ====================


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued


1.  BASIS OF PRESENTATION

      The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. The Company believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the nine months ended December 30, 2000. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's audited annual financial statements.

2.  FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. Both fiscal years 2001 and 2000 include 52 weeks with the third quarter of fiscal year 2000 including 12 weeks and the third quarter of fiscal year 2001 including 13 weeks.

3.  COMPREHENSIVE INCOME

      In the first quarter of fiscal year 1999, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) NO. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity, which for the Company, is foreign currency translation. At December 30, 2000 and April 1, 2000, the cumulative foreign currency translation adjustment totaled ($15.4) million and ($13.1) million, respectively. For the three and nine months ended December 30, 2000, the Comprehensive income (loss) was $9.2 million and ($ 2.3) million, respectively. For the three and nine months ended December 25, 1999, the Comprehensive income was $5.1 million and $17.1 million, respectively.

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

      In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB Statement No. 133," and by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 as amended requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Additionally, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. The Company is in the process of assessing the impact of the implementation of SFAS No. 133 as amended on its financial statements. It expects that the derivative financial instruments acquired in connection with the Company's hedge program will qualify for hedge accounting under SFAF No. 133 as amended. The Company will adopt SFAF No. 133 as amended in the first quarter of fiscal year 2002.

5.  FOREIGN CURRENCY

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at period end. Net revenues and costs and expenses are translated at average rates in effect during the period. The effect of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income in the consolidated statement of operations for the nine months of fiscal year 2001 and fiscal year 2000 are ($776,400) and ($19,400) respectively, in foreign currency transaction losses.

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

      At December 30, 2000 and December 25, 1999, the Company had forward exchange contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $131.7 million and $151.5 million, respectively. Of the respective balances, $27.6 million and $51.0 million represented contracts related to inter-company receivables that settled within 35 days. The balance of the contracts relate to firm sales commitments. The fair value of the contracts related to hedging firm sales commitments, was a $2.9 million gain at December 30, 2000, and a $2.1 million gain and a ($8.7) million loss at December 25, 1999. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at December 30, 2000 will be offset by the foreign exchange effect on sales of products to international customers in future periods.

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

      Inventories consist of the following:


                             Dec. 30,    April 1,
                               2000        2000
                             --------------------
                                (In thousands)

      Raw materials          $16,225     $14,081
      Work-in-process          4,297       7,199
      Finished goods          32,246      38,537
                             -------------------
                             $52,768     $59,817
                             ===================

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


                                    For the three months ended
                                   ----------------------------
                                   December 30,    December 25,
                                       2000            1999
                                   ----------------------------

Basic EPS
---------
Net income                            $ 8,963         $ 3,319
Weighted Average Shares                25,259          25,696
                                      -----------------------
Basic income per share                $  .355         $  .129
                                      -----------------------

Diluted EPS
-----------
Net income                            $ 8,963         $ 3,319
Basic Weighted Average shares          25,259          25,696
Effect of Stock options                   732             401
                                      -----------------------
Diluted Weighted Average shares        25,991          26,097
                                      -----------------------
Diluted income per share              $  .345         $  .127
                                      -----------------------


                                    For the nine months ended
                                   ----------------------------
                                   December 30,    December 25,
                                       2000            1999
                                   ----------------------------

Basic EPS
---------
Net income                            $    69         $15,024
Weighted Average Shares                25,213          26,278
                                      -----------------------
Basic income per share                $  .003         $  .572
                                      -----------------------

Diluted EPS
-----------
Net income                            $    69         $15,024
Basic Weighted Average shares          25,213          26,278
Effect of Stock options                   607             252
                                      -----------------------
Diluted Weighted Average shares        25,820          26,530
                                      -----------------------
Diluted income per share              $  .003         $  .566
                                      -----------------------

8.  DISCONTINUED OPERATIONS

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5,325,000. Additionally, on May 2, 1999, the Company sold its one remaining center completing the divestiture of its BBMS business. The Company completed its accounting for the divestiture as of October 2, 1999 with the reversal of the excess reserve of $144,000, net of taxes of $68,000.

      The operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. For the nine months ended December 25, 1999, the operating loss for BBMS of $403,000 was charged to the discontinued operations provision established in the fourth quarter of fiscal year 1998.

      The operating losses, in thousands, for BBMS are detailed as follows for nine months ending:


                                                      December 25,
                                                          1999
                                                      ------------
                                                     (in thousands)

Net Revenues                                          $ 413
Gross Profit                                            (24)
Operating expense
  Research and Development                                -
  Selling, general and administrative                   569
                                                      -----
      Total operating expenses                          569
Operating loss                                         (593)
Other expense                                            --
Tax benefit                                            (190)
                                                      -----
Net loss                                               (403)

Operating loss (net of taxes)
 charged to reserve                                     403
Recovery of remaining reserve                           144
                                                      -----
Reflected on Consolidated Statement of Operations     $ 144
                                                      =====

      No interest was allocated for the nine months ended December 25, 1999, as all blood centers have been divested effective May 1999. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

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


Three months ended (in thousands)

      December 30, 2000                   Blood Bank    Surgical    Plasma    Other     Total
      -----------------                   ----------    --------    ------    -----     -----

      Revenues from external customers      31,807       17,626     22,740    3,726     75,899


      December 25, 1999
      -----------------


      Revenues from external customers      29,851       16,514     21,391    3,022     70,778

Nine months ended (in thousands)


      December 30, 2000                   Blood Bank    Surgical    Plasma    Other     Total
      -----------------                   ----------    --------    ------    -----     -----


      Revenues from external customers      91,356       49,203     64,193    11,410   216,162


      December 25, 1999
      -----------------

      Revenues from external customers      87,347       47,489     64,691     8,567   208,094

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

      Transfusion Technologies designs, develops and markets systems for the processing of human blood for transfusion to patients. Its systems are based on centrifuge technology called the Dynamic Disk (tm) and consist of sterile, single-use disposable sets and computer controlled electromechanical devices that control the blood processing procedure. The systems have applications in both autotransfusion and blood component collection technologies.

      The aggregate purchase price, before transaction costs and cash acquired, of approximately $50.1 million is comprised of $36.5 million to Transfusion's common and preferred stockholders, and warrant and option holders, and $13.6 million, representing the economic value of Haemonetics' 19.8% preferred stock investment in Transfusion made in November 1999. The cash required to purchase the remaining 80.2% interest in Transfusion, was $26.6 million, net of cash acquired.

      The Transfusion merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statement of Operations includes Transfusion Technologies' results of operations commencing on the date of acquisition. The purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. For certain assets acquired in property, plant and equipment, representing Transfusion's equipment placed at customer locations, net book value was used as a proxy for fair market value. The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. The excess of the purchase price over the fair market value of the net assets acquired has been recorded as goodwill in the amount of $3.1 million. The goodwill is being amortized over 20 years.

      The present allocation of the purchase price over the fair market value of the assets acquired is as follows:


Consideration Paid                               $45,305,375
Plus other estimated transaction costs             1,606,969 (i)
Total estimated purchase price                    46,912,344
Less: estimated fair value of Transfusion'
 identifiable net assets on December 30, 2000     43,832,084
Total estimated goodwill due to acquisition        3,080,260

(i) Transaction costs primarily include professional fees, costs to close down the Transfusion Technologies' facility and severance costs.

      Subsequent to the third fiscal quarter ended December 30, 2000, additional consideration due to common and preferred stockholders resulting from the finalization of actual cash balances at the effective time was determined. The amount of the adjustment to the estimate made in the original accounting is $259,652, reflecting less consideration to be paid than originally estimated. The effect of this adjustment will be accounted for in the Company's fourth quarter financial statements.

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


                                                           Nine Months Ended
                                                              December 30,
                                                         ---------------------
                                                           2000        1999
                                                         ---------------------
                                                         (In thousands, except
                                                           per share amounts)

Net revenues                                             $217,538    $208,901
Operating income                                           17,359      16,852
Income from continuing operations                          14,514      10,991
Basic and diluted income per common share
 from continuing operations:
  Basic                                                  $  0.576    $  0.418
  Diluted                                                $  0.562    $  0.414

Weighted average number of common shares outstanding:
  Basic                                                    25,213      26,278
  Diluted                                                  25,820      26,530

      Unusual charges expensed as a result of the acquisition of Transfusion Technologies amounted to $4.6 million for the nine months ended December 30, 2000. Included in the unusual charges were $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which the Company decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000. For fiscal year 2001, the charge to the statement of operations related to this cost to equity adjustment was $1.3 million for the nine months ended December 30, 2000. In addition the Company restated its investment in Transfusion Technologies on the balance sheet for losses incurred through April 1, 2000 of $3.6 million. Retained earnings at April 1, 2000 were also reduced by $3.6 million. Reflected in the Statement of Operations for the nine months ended December 25, 1999 was $3.1 million of the $3.6 million, $0.3 million of the charge related to the cost to equity method of accounting adjustment and $2.9 million related to the in-process research and development charges.

11  IN-PROCESS RESEARCH AND DEVELOPMENT

      Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of the third quarter of fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in the nine months ended December 30, 2000 Consolidated Statement of Operations. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the Consolidated Statement of Operations.

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

      The discount rates used to present-value the projected cash flows were based on a weighted average cost of capital relative to Transfusion Technologies and it's industry adjusted for the product-specific risk associated with the purchased IPR&D projects. Product-specific risk includes such factors as: the stage of completion of each project, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

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

      Chairside Separator ("CSS"). The CSS is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, Haemonetics estimated that the CSS project was 95 percent complete and that product sales would commence by the fourth quarter 2001. The IPR&D value assigned to the CSS was $17.6 million. A discount rate of 33 percent was employed in the analysis.

      Red Cell Collector ("RCC"). The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates the whole blood while separating it into red blood cells and plasma. The plasma and 500ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, Haemonetics estimated that the RCC project was 65 percent complete and that product sales would commence by the second quarter 2003. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33 percent was employed in the analysis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

      The table outlines the components of the consolidated statements of income for continuing operations as a percentage of net revenues:


                                                    Percentage of Net Revenues     Percentage Incr/(Decr)
                                                        Three Months Ended           Three Months Ended
                                                   Dec 30, 2000    Dec 25, 1999           2000/1999
---------------------------------------------------------------------------------------------------------

Net revenues                                          100.0%          100.0%                 7.2%
Cost of goods sold                                     48.6            53.1                 (1.9)
                                                      ------------------------------------------
Gross Profit                                           51.4            46.9                 17.5
Operating Expenses:
  Research and development                              6.9             5.4                 37.1
  Selling, general and administrative                  30.1            29.0                 11.1
  In process research and development                     -             4.1               (100.0)
  Other unusual charges relating to acquisition           -             0.5               (100.0)
                                                      ------------------------------------------
      Total operating expenses                         36.9            38.9                  1.7
Operating income                                       14.5             7.9                 95.1
Interest expense                                       (1.3)           (1.7)               (30.1)
Interest income                                         1.3             1.9                (25.9)
Other income, net                                       1.3             0.9                 47.0
                                                      ------------------------------------------
Income from continuing operations before
 provision for income taxes                            15.9             9.0                 88.7
Provision for income taxes                              4.1             4.3                  0.9
                                                      ------------------------------------------
Earnings from continuing operations                    11.8%            4.7%               170.1%
                                                      ==========================================

Three Months Ended December 30, 2000 Compared to Three Months Ended December 25, 1999


                                             Percent Increase / (Decrease)
                                             -----------------------------
                                             Actual dollars    At constant
By geography:           2000       1999       as reported       currency
-------------          ---------------------------------------------------

United States          $24,453    $21,840         12.0            12.0
International           51,446     48,938          5.1            (0.2)
                       -----------------------------------------------
Net revenues           $75,899    $70,778          7.2             3.6


                                             Percent Increase / (Decrease)
                                             -----------------------------
                                             Actual dollars    At constant
By product type:        2000       1999       as reported       currency
----------------       ---------------------------------------------------

Disposables            $68,940    $64,685          6.6             1.7
Misc. & service          3,726      3,022         23.3            31.6
Equipment                3,233      3,071          5.3            16.5
                       -----------------------------------------------
Net revenues           $75,899    $70,778          7.2             3.6


                                             Percent Increase / (Decrease)
Disposables                                  -----------------------------
-----------                                  Actual dollars    At constant
by product line:        2000       1999       as reported       Currency
----------------       ---------------------------------------------------

Surgical               $16,478    $15,420          6.9             6.8
Blood bank*             30,132     28,250          6.7            (0.3)
Plasma                  22,330     21,015          6.3             1.3
                       -----------------------------------------------
Disposable revenues    $68,940    $64,685          6.6             1.7

*     Includes red cell disposables

Three months ended December 30, 2000 compared to three months ended December 25, 1999

Net Revenues

      Net revenues in 2000 increased 7.2% to $75.9 million from $70.8 million in 1999. With currency rates held constant, net revenues increased 3.6% from 1999 to 2000.

      Disposable sales increased 6.6% year over year at actual rates. With currency rates held constant, disposable sales increased 1.7%. Year over year constant currency disposable sales growth was a result of growth in worldwide Red Cells (which is included in Blood Bank and was up 39.7%), worldwide Surgical (up 6.8%) and worldwide Plasma (up 1.3%). The increase in worldwide red cell sales is attributable to volume increases in both the US and Europe as the rollout of this new technology in these markets continues to gain strength. The growth in the worldwide surgical disposable sales is mainly attributed to volume increase and the mix effect of products sold in the US, Asia and Japan markets. The Company views the increasing prices of red cells around the world, and the favorable autotransfusion economics its Surgical product offerings deliver, as factors contributing to the volume increases. The growth in worldwide Plasma disposables sales is mainly attributed to volume increases of products sold in the US due to an upturn in plasma collections. Offsetting these increases were decreases in Platelets disposables sales volumes in Europe and the U.S.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 90% and 91% of net revenues for 2000 and 1999, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 5.1% and 4.0% of the Company's net revenues, at constant currency, for 2000 and 1999, respectively.

      Equipment revenues increased approximately 5.3% from $3.1 million in 1999. With currency rates held constant, equipment revenues increased 16.5% from 1999 to 2000. The 16.5% increase was a result of regular fluctuations in equipment sales with the most significant increase year over year in Europe for platelet and plasma equipment. Offsetting those sales increases were decreases in equipment revenues in the blood bank and surgical product lines, mainly in the US. The decrease in revenue recognized on equipment shipments represents a continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under long-term sales-type leases. Reasons for customer preference vary significantly but included the customers' preference to be relieved from certain risks of ownership, particularly the equipment's economic useful life and technological feasibility. From the Company's point of view, placing company owned equipment versus selling it, allows the Company to better track the location and the utilization of the equipment.

      International sales as reported accounted for approximately 67.8% and 69.1% of net revenues for 2000 and 1999, respectively. As in the US, the sales outside the US are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $39.0 million in fiscal year 2001 increased $5.8 million or 4.5% as a percent of sales from $33.2 million in fiscal year 2000. At constant currency, gross profit as a percent of sales increased by 0.1% and increased in dollars by $1.3 million from 1999 to 2000. The $1.3 million gross profit increase from 1999 was a result of higher sales and cost savings of approximately $0.6 million from the Company's Customer Oriented Redesign for Excellence ("CORE") Program. In 1998, the Company initiated the CORE Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management, ("TQM"), principals, and the Program aims to increase the efficiency and the quality of, processes and products, and to improve the quality of management at Haemonetics. The $0.6 million in CORE savings in the third quarter resulted from savings in material and labor costs as a result of redesigning the way products are made and by negotiating lower material prices with vendors.

Expenses

      The Company expended $5.2 million (6.9% of net revenues) on research and development in 2000 and $3.8 million (5.4% of net revenues) in 1999. At constant currency rates, research and development as a percent of sales increased by 1.6% and increased in dollars by $1.3 million from 1999 to 2000. The increase in research and development was a result of the Company's objective to reinvest available funds into new product development in order to fuel future top line growth.

      Selling, general and administrative expenses increased $2.3 million from $20.5 million in 1999. At constant currency, selling, general and administrative expenses increased $2.0 million from 1999 to 2000 and increased 1.7% as a percent of sales from 1999 to 2000. Increased spending behind the Company's new product selling and marketing activities contributed to the increase. The CORE Program contributed approximately $0.3 million to reductions in distribution related selling, general and administrative expenses. More specifically, the distribution savings were generated by lowering freight costs with the move of the Company's European distribution center from the Netherlands to Germany, by renegotiating lower freight rates with vendors and by increasing local sourcing of raw materials abroad.

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

      Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of the third quarter of fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in the nine months ended December 30, 2000 Consolidated Statement of Operations. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the Consolidated Statement of Operations. (See Notes 10 and 11 to the unaudited condensed consolidated financial statements and M, D&A for nine months ended December 30,2000 for further discussion of the acquisition and IPR&D charges.)

      b) Other Unusual Charges Relating to the Acquisition

      The Consolidated Statement of Operations for the three months ended December 25, 1999 include an adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000. For fiscal year 2000, the charge to the statement of operations related to this cost to equity adjustment was $0.3 million for the three months ended December 25, 1999.

Operating Income

      Operating income, as a percentage of net revenues, increased 6.6 percentage points to 14.5% in the third quarter of fiscal 2001 from 7.9% in fiscal 2000. At constant currency, operating income, as a percent of sales, increased 1.3 percentage points from fiscal 2000 or $1.2 million. The $1.2 million increase in operating income year over year is largely the result of the cost to equity accounting adjustments relating to the acquisition of Transfusion Technologies included in the prior year totaling $3.2 million. Higher fiscal 2001 third quarter sales, and cost savings realized related to the Company's Core program were invested back into R&D and S,G&A spending yielding a $2.0 million decrease in operating income at constant currency excluding the prior year purchase price accounting adjustments.

Other Income and Expense

      Interest expense for the third quarter decreased $0.4 million from fiscal 2000 to fiscal 2001 due to a reduction in the average outstanding borrowings and lower interest rates. Interest income decreased $0.4 million from 1999 to 2000. Other income net increased $0.3 million due to increases in income earned from points on forward contracts, which was partially offset by increases in foreign exchange transaction losses. Points on forward contracts are amounts, either paid or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 32.0% in the third quarter of fiscal year 2000 before the effect of the Transfusion Technologies acquisition and 25.7% in the third quarter of fiscal year 2001. The 25.7% rate in the third quarter of fiscal year 2001 reflects a year to date adjustment decreasing the Company's year to date tax provision from 28% to 27%. The decrease in the effective tax rate from 32% for fiscal year 2000 to 27% for fiscal year 2001 was primarily attributable to an increase in export benefits generated by the Company's Foreign Sales Corporation, benefits associated with repatriating funds and modifying the geographic distribution of income. The Company expects its tax rate for its next fiscal year to be approximately 28%.

Nine Months Ended December 30, 2000 Compared to Nine Months Ended December 25, 1999


                                                    Percentage of Net Revenues     Percentage Incr/(Decr)
                                                        Nine Months Ended            Nine Months Ended
                                                   Dec 30, 2000    Dec 25, 1999           2000/1999
---------------------------------------------------------------------------------------------------------

Net revenues                                          100.0%          100.0%                 3.9%
Cost of goods sold                                     51.1            53.1                 (0.1)
                                                      ------------------------------------------
Gross Profit                                           48.9            46.9                  8.4
Operating Expenses:
  Research and development                              6.3             5.4                 21.7
Selling, general and administrative                    29.9            29.7                  4.5
In process research and development                     8.6             1.4                548.1
Other unusual items                                     2.1             0.2              1,245.0
                                                      ------------------------------------------
  Total operating expenses                             46.9            36.6                 33.1
Operating income                                        2.0            10.3                (79.8)
Interest expense                                       (1.3)           (1.6)               (17.2)
Interest income                                         1.5             1.8                (11.0)
Other income                                            1.2             0.8                 64.7
                                                      ------------------------------------------
Income from continuing operations before
 provision for income taxes                             3.5            11.2                (67.9)
Provision for income taxes                              3.4             4.1                (12.6)
                                                      ------------------------------------------
Earnings from continuing operations                    (0.0)%           7.2%               (99.5)%
                                                      ==========================================

Nine Months Ended December 30, 2000 Compared to Nine Months Ended December 25, 1999


                                               Percent Increase / (Decrease)
                                               -----------------------------
                                               Actual dollars    At constant
By geography:            2000       1999        as reported       currency
-------------          -----------------------------------------------------

United States          $ 68,761    $ 66,386          3.6             3.6
International           147,401     141,708          4.0             0.7
                       -------------------------------------------------
Net revenues           $216,162    $208,094          3.9             1.6



                                               Percent Increase / (Decrease)
                                               -----------------------------
                                               Actual dollars    At constant
By product type:         2000       1999        as reported       currency
----------------       -----------------------------------------------------

Disposables            $195,851    $188,789          3.7             0.8
Misc. & service          11,409       8,561         33.2            41.4
Equipment                 8,902      10,744        (17.1)          (14.2)
                       -------------------------------------------------
Net revenues           $216,162    $208,094          3.9             1.6



                                               Percent Increase / (Decrease)
                                               -----------------------------
Disposables                                    Actual dollars    At constant
by product line:         2000       1999        as reported       currency
---------------        -----------------------------------------------------


Surgical               $ 45,536    $ 43,633          4.4             5.0
Blood bank*              86,769      82,128          5.7             1.5
Plasma                   63,546      63,028          0.8            (2.4)
                       -------------------------------------------------
Disposable revenues    $195,851    $188,789          3.7             0.8

*     Includes red cell disposables

Net Revenues

      Net revenues in fiscal 2001 increased 3.9% to $216.2 million from $208.1 million in fiscal 2000. With currency rates held constant, net revenues increased 1.6%.

      Disposable sales increased 3.7% year over year at actual rates. With currency rates held constant, disposable sales increased 0.8%. Year over year constant currency disposable sales growth for the nine months was a result of growth in worldwide Red Cell sales (which is included in Blood Bank and was up 30.7%) and worldwide Surgical sales (up 5.0%) which were offset by a decrease in worldwide Plasma sales (down 2.4%). The increase in worldwide Red Cell sales is attributable to volume increases in both the US and Europe as the rollout of this new technology in these markets continues to gain strength. The growth in the worldwide surgical disposable sales is mainly attributed to volume increase and the mix effect of products sold in the US, Asia and Japan markets. The Company views the increasing prices of red cells around the world, and the favorable autotransfusion economics its Surgical product offerings deliver, as factors contributing to the volume increases.

      The decrease in Plasma sales is attributable most significantly to volume decreases due to reduced demand resulting from various market factors in the U.S., Japan, Asia and Europe.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 90% and 91% of net revenues for the nine months of fiscal 2001 and fiscal 2000, respectively.

      Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 5.4% and 3.9% of the Company's net revenues, at constant currency, for fiscal 2001 and 2000, respectively.

      Equipment revenues decreased 17.1% from $10.7 million in fiscal 2000 at actual rates and decreased 14.2% year over year with currency rates held constant. The 14.2% decrease was a result of lower equipment revenues in the blood bank, surgical and plasma product lines, mainly in the U.S. and in Asia due to a large non-recurring equipment sale in the prior year. The overall decrease in revenue recognized on equipment shipments represents a continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under long-term, sales-type leases. Reasons for customer preference vary significantly but included the customers' preference to be relieved from certain risks of ownership, particularly the equipment's economic useful life and technological feasibility. From the Company's point of view, placing company owned equipment versus selling it, allows the Company to better track the location and the utilization of the equipment.

      International sales as reported accounted for approximately 68.2% and 68.1% of net revenues for fiscal 2001 and 2000, respectively. As in the US, the sales outside the US are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $105.8 million in fiscal 2001 increased $8.2 million from $97.6 million in fiscal 2000. With currency rates held constant, gross profit increased by 1.0%, or $1.0 million, but decreased as a percentage of sales by 0.3%. The $1.0 million constant currency gross profit increase from fiscal 2000 was a result of higher sales and cost savings of approximately $1.8 million from the Company's CORE Program, which were partially offset by higher other product costs. The $1.8 million in savings for the nine months ended December 30, 2000, resulted primarily from savings in material costs as a result of redesigning the way products are made to use less material and by negotiating lower material prices with vendors.

Expenses

      The Company expended $13.6 million (6.3% of net revenues) on research and development for the first nine months of fiscal 2001 and $11.2 million (5.4% of net revenues) for the same period in fiscal 2000. With currency rates held constant, research and development spending increased by 21.5%, or $2.4 million from fiscal 2000 to 2001. The increase in research and development spending is a result of the Company's objective to reinvest available funds into new product development in order to fuel future top line growth.

      Selling, general and administrative expenses increased $2.8 million from $61.8 million in fiscal 2000. At constant currency rates, selling, general and administrative expenses increased $2.7 million from fiscal 2000 to 2001 and increased 0.7% as a percent of sales year over year. Offsetting increases in spending related to the Company's new product selling and marketing activities, were cost savings of approximately $0.6 million from the Company's CORE Program. The $0.6 million savings for the nine months ended December 30, 2000 was due to reductions in distribution related selling, general and administrative expenses. More specifically, the distribution savings were generated by lowering freight costs with the move of Company's European distribution center from the Netherlands to Germany.

In Process Research and Development (IPR&D) and Other Unusual charges Relating to the Acquisition of Transfusion Technologies Corporation

      a) In Process Research and Development (IPR&D)

      Upon consummation of the Transfusion Technologies acquisition in the second quarter of fiscal 2001, the Company incurred a charge of $18.6 million representing the value of the research and development projects. Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of the third quarter of fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in the nine months ended December 30, 2000 Consolidated Statement of Operations. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the Consolidated Statement of Operations. (See Notes 10 and 11 in the unaudited condensed consolidated financial statements for further discussion of the acquisition and IPR&D charges.)

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

      Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses include cost of goods sold, selling, general and administrative, and research and development ("R&D") expenses The estimated R&D expenses include only those costs needed to maintain the products once they have been introduced into the market. Operating expense estimates were consistent with expense levels for similar products.

      The discount rates used to calculate the present-value of the projected cash flows were based on a weighted average cost of capital relative to Transfusion Technologies and it's industry adjusted for the product-specific risk associated with the purchased IPR&D projects. Product-specific risk includes such factors as: the stage of completion of each project, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

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

      Haemonetics plans to use its existing cash to develop the in-process technologies related to the Transfusion Technologies acquisition into commercially viable products. This primarily consists of the completion of planning, designing, prototyping, manufacturing verification and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions and technical performance requirements. Bringing the in-process technology to market also includes completion of clinical trials, submission of a 510K to the Food and Drug Administration ("FDA") and subsequent approval of the 510K by the FDA. The approval process timeframe can be lengthy and difficult to estimate.

      A description of the IPR&D projects and the status of them is discussed below.

      Chairside Separator ("CSS"). The CSS is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, Haemonetics estimated that the CSS project was 95 percent complete and that product sales would commence by the fourth quarter 2001. The IPR&D value assigned to the CSS was $17.6 million. A discount rate of 33 percent was employed in the analysis.

      As of the third quarter ending December 30, 2000, the Company estimates that the CSS project is 98% complete with only a clinical safety study remaining to be done prior to submission of the 510K to the FDA, which is anticipated in June 2001. Product sales will commence upon approval by the FDA which could be one year, or greater, from submission date. The estimated cost of the final clinical trials of $150,000 will be incurred in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002.

      Red Cell Collector ("RCC"). The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates the whole blood while separating it into red blood cells and plasma. The plasma and 500ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, Haemonetics estimated that the RCC project was 65 percent complete and that product sales would commence by the beginning of fiscal 2004. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33 percent was employed in the analysis.

      As of the third quarter ending December 30, 2000, the Company's estimate of percent completion remained unchanged from prior estimates. As such, the expected date that product sales will commence may shift slightly further into fiscal 2004. All other estimates for cost of sales, S, G&A costs and income tax rates relative to the RCC project are unchanged with the exception of timing. Significant design, software programming, disposable set development and sourcing requirements are still to be completed. In addition, clinical trials will be conducted prior to submission of a 510K to the FDA. The estimated cost to be incurred to develop the purchased in-process RCC technology into a commercially viable product is approximately $0.4 million in fiscal 2001, $1.8million in fiscal 2002, $1.9million in fiscal 2003 and $2.5 million in fiscal 2004.

      b) Other Unusual Charges Relating to the Acquisition

      Unusual charges expensed in fiscal year 2001, in the nine months ended December 30, 2000 as a result of the acquisition of Transfusion Technologies amounted to $4.6 million and included $2.8 million in bonuses paid to key Transfusion Executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in fluid warming technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000. For fiscal year 2001, the charge to the statement of operations related to this cost to equity adjustment was $1.3 million for the nine months ended December 30, 2000. The adjustment related to prior year was $0.3 million for the nine months ended December 25, 1999.

Operating Income

      Operating income for the nine months, as a percentage of net revenues, decreased 8.3 percentage points to 2.0% in fiscal 2001 from 10.3% in fiscal 2000. At constant currency rates, operating income decreased 100.3% from fiscal 2000 or by $24.1 million. The $24.1 million decrease in operating income resulted largely from the $20.0.million year over year increase in combined IPR&D and other unusual items related to the acquisition of Transfusion Technologies as well as $4.0 million combined increases in operating expenses for investments in R&D and new product selling and marketing programs.

Foreign Exchange

      The Company generates greater than two-thirds of its revenues outside the U.S. in foreign currencies. As such, the Company uses a combination of business and financial tools comprised of various natural hedges, (offsetting exposures from local production costs and operating expenses), and forward contracts to hedge its balance sheet and P&L exposures. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

      The Company computes a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index corresponds to the value of sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997.

      For fiscal year 2000 and 2001, the indexed hedge rates were 3.9% less favorable and 9.1% more favorable than the respective prior years. For the first three quarters of fiscal 2001, the indexed hedge spot rates appreciated 5.4%, 8.2%, and 12.9%, respectively and for the first two quarters of fiscal 2002, the indexed hedge spot rates appreciated 5.2% and 3.3%, respectively, and depreciated 8.6% for the third quarter over the corresponding quarters of the preceding years. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the Haemonetics specific hedge rate index. These indexed hedge rates impact sales, cost of sales and SG&A in the Company's financial statements.

      The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                          Composite Index     Favorable / (Unfavorable)
                          Hedge Spot Rates       Change vs Prior Year
                          ---------------------------------------------

      FY1999        Q1          0.98                    (9.4%)
                    Q2          1.06                   (13.4%)
                    Q3          1.03                    (5.9%)
                    Q4          1.05                    (7.4%)
      1999 Total                1.03                    (9.1%)

      FY2000        Q1          1.10                   (10.8%)
                    Q2          1.09                    (2.8%)
                    Q3          1.04                    (0.6%)
                    Q4          1.07                    (1.0%)

      2000 Total                1.07                    (3.9%)

      FY2001        Q1          1.04                     5.4%
                    Q2          1.00                     8.2%
                    Q3          0.92                    12.9%
                    Q4          0.97                    10.2%
      2001 Total                0.98                     9.1%

      FY2002        Q1          0.99                    5.2%
                    Q2          0.97                    3.3%
                    Q3          1.01                   (8.6%)

Other Income and Expense

      Interest expense decreased $0.6 million from fiscal 2000 to fiscal 2001 due to a reduction in the average outstanding borrowings and lower interest rates. Interest income decreased $0.4 million for the nine months of fiscal 2001 compared to fiscal 2000. Other income net increased $1.0 million due to increases in income earned from points on forward contracts, which was partially offset by an increase in foreign exchange transaction losses. Points on forward contracts are amounts, either paid or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 32.0% during the first nine months of fiscal year 2000 before the effect of the Transfusion Technologies acquisition and 27.0% cumulatively for the first nine months of fiscal year 2001. The 25.7% rate in the third quarter of fiscal year 2001 reflects a year to date adjustment decreasing the Company's year to date tax provision from 28% to 27%. The decrease in the effective tax rate from 32% for fiscal year 2000 to 27% for fiscal year 2001 was primarily attributable to an increase in export benefits generated by the Company's Foreign Sales Corporation, benefits associated with repatriating of funds, and modifying the geographic distribution of income. The Company expects its tax rate for its next fiscal year to be approximately 28%.

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

      During the nine months ended December 30, 2000, the Company decreased its cash balances, before the effect of exchange rates, by $2.0 million from operating, investing and financing activities which represents a decrease in cash utilization of $7.7 million from the $9.5 million utilized in the Company's operating, investing and financing activities during the nine months ended December 25, 1999.

Operating Activities:

      The Company generated $34.2 million in cash from operating activities of continuing operations for the nine months in fiscal year 2001 as compared to $29.0 million generated during fiscal 2000. The $5.2 million increase in operating cash flow generated from continuing operations from fiscal year 2000 to fiscal year 2001 was a result of $7.8 million in additional funds generated by various working capital activities and operating assets and liabilities, offset by $2.6 million less cash generated by net income adjusted for non-cash items. Specifically, the $7.8 million in additional cash generated resulted from targeted reductions in inventory levels and decreases in the investment in accounts receivable. Increases in prepaid income taxes and decreases in accounts payable, accrued expenses and other current liabilities nine months to nine months utilized cash, partially offsetting the funds generated by inventory and accounts receivable.

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

      As measured by the Company's operating cash flow metric, the Company generated $33.8 million and $25.5 million of operating cash during the nine months ended December 30, 2000 and December 25, 1999, respectively. The $33.8 million of operating cash generated for the nine months ended December 30, 2000 was calculated excluding the $26.6 of cash spent to acquire Transfusion Technologies. The $33.8 of operating cash flow resulted from $25.3 million of net income adjusted for non-cash items, $3.0 million from reduced working capital investment, primarily due to lower inventories partly offset by higher accounts receivable and lower accrued payables and payroll, and $11.5 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. The $25.5 million of operating cash generated for the nine months ended December 25, 1999 resulted from $19.3 million of net income adjusted for non-cash items, a $(6.7) million in higher working capital investment, due mainly to increased accounts receivable, and $12.9 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. Non-cash transfers from inventory to property, plant and equipment have been excluded for purposes of this calculation and amounted to approximately $5.3 million and $4.7 million in the nine-month periods for fiscal 2001 and 2000, respectively.

      During fiscal 2000, the Company's discontinued operations utilized $4.9 million in operating cash flows stemming from working capital changes.

Investing Activities

      The Company utilized $32.1 million in cash for investing activities from continuing operations in fiscal year 2001, an increase of $5.3 million from fiscal year 2000. In fiscal year 2001, the Company acquired the remaining 80.2% of Transfusion Technologies utilizing $26.6 million of cash, an increase of $11.6 million from the fiscal year 2000 purchase of the 19.8% of Transfusion Technologies. This cash utilization was partially offset by a decrease in capital expenditures for fiscal year 2001 of $6.9 million, net of retirements and disposals.

      At the time of the acquisition, the Company estimated that the cash and non-cash costs of restructuring, integrating and consolidating the operations of Haemonetics and Transfusion Technologies over a six month period would be approximately $1.5 million, net of tax of $0.6 million, which is charged to income as incurred. Further, the Company expects the cash outlays to be financed by internally generated cash flows. These estimates remain largely unchanged at December 30, 2000.

      During fiscal year 2000, the Company's discontinued operations provided $3.6 million in operating cash flows as a result of the sale of capital assets relative to the dissolution of the discontinued operations.

Financing Activities:

      During the nine months ended December 30, 2000, the Company utilized $6.3 million less cash as a result of its financing activities than during the nine months ended December 25,1999. During fiscal 2001, the Company refinanced its Braintree headquarters real estate mortgage and paid down $7.0 million in Japanese short-term debt. During the nine months ended December 25, 1999, the Company increased Japanese short-term borrowings by $18.0 million. This increase in cash utilized year over year relative to debt pay down was partially offset by the fact that the Company repurchased fewer shares for its treasury during fiscal 2001 as compared to fiscal 2000, representing a $24.7 million offset to increases in cash used in financing activities.

      At December 30, 2000, the Company had working capital of $130.9 million. This reflects an increase of $9.5 million in working capital for the nine months ended December 30, 2000. The Company has received a $10.0 million mortgage secured by the company owned headquarters and manufacturing facility in Braintree, Massachusetts. The transaction closed during the third quarter of fiscal year 2001. The funds received from this transaction will be used for general corporate purposes. The Company believes all its anticipated sources of cash are adequate to meet its projected needs.

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

      In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB Statement No. 133," and by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS No. 133 as amended requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Additionally, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. The Company is in the process of assessing the impact of the implementation of SFAS No. 133 as amended on its financial statements. It expects that the derivative financial instruments acquired in connection with the Company's hedge program will qualify for hedge accounting under SFAF No. 133 as amended. The Company will adopt SFAF No. 133 as amended in the first quarter of fiscal year 2002.

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

Operations in Europe

      The introduction of the Euro will impact the Company's operations. The Company has 10 subsidiaries located throughout Europe, that generate one-third of its sales.

State of Readiness

      The Company has formed a Euro Steering Committee (the "Committee") to address all issues related to the Euro. The Committee has prepared a detailed action plan which covers all effected areas of concern including information systems, finance, tax, treasury, legal, marketing and human resources.

      As a part of the detailed action plan, a comprehensive questionnaire was distributed to the Company's European subsidiaries to gain a better understanding of the impact of the Euro currency in each location. The responses to the questionnaires were analyzed and specific action plans were developed for each subsidiary.

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

Information systems

      The Company is continuing a thorough review of the impact of the Euro conversion on its information systems. The Committee has identified all effected systems and determined their state of Euro readiness. The Company understands the technical requirements to adapt information technology and other systems to accommodate Euro-denominated transactions. Testing of all local transactional systems is complete with a high success rate. The Company's customized programs are now being analyzed and completion with successful testing is expected in the fourth quarter of fiscal year 2001. The Company believes the cost of adapting these systems is not significant.

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

      The conversion to Euro on April 1, 2001 will result in the conversion of the share capital of the 6 subsidiaries within the European Monetary Union (EMU). The Committee has concluded that if the converted share capital results in uneven amounts, they will be rounded by increasing or decreasing the share capital.

      The Committee has identified the new amounts of the share capital per the requested minimum capital requirements issued by the EU. The Committee is currently in the process of coordinating all activities related to these changes such as meetings of the subsidiary board of directors, shareholder meetings, changes in by-laws and defining the appropriate accounting transactions. The Company anticipates that all required changes will be completed during the fourth quarter of fiscal year 2001. The Company does not anticipate material exposure resulting from the share capital conversion.

Human Resources

      The Committee has decided not to rewrite the existing employee contracts in subsidiaries located in the EMU, but rather, to give a letter to each employee which will form an integrated part of the existing employee contract. This letter will indicate the salary amount in Euro, as well as provide general information about the Euro. The effective date of this letter will be April 1, 2001.

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

Foreign exchange risk

      Over two-thirds of the Company's revenues are generated outside the U.S., yet the Company's reporting currency is the U.S. dollar. Foreign exchange risk arises because the Company engages in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency. Accordingly, whenever the US dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive effect on the Company's results of operations.

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

      At December 30, 2000, the Company had the following significant foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency outstanding:


    Hedged           (BUY)/SELL      Weighted Forward        USS@        Unrealized
   Currency        Local Currency      Contract Rate     Current Fwd     Gain/(Loss)      Maturity
----------------------------------------------------------------------------------------------------

Euro Equivalent         8,100,000     $1.004               7,182,560     $  946,070     Jan-Mar 2001
Euro Equivalent         7,500,000     $0.915               6,674,500     $  185,875     Apr-Jun 2001
Euro Equivalent         6,500,000     $0.942               5,810,200     $  313,300     Jul-Sept 2001
Euro Equivalent         7,450,000     $0.860               6,659,360     $ (252,205)    Oct-Dec 2001
Japanese Yen        1,900,000,000      100.8 per US$      17,958,885     $  892,548     Jan-Mar 2001
Japanese Yen        2,000,000,000      101.2 per US$      19,185,334     $  568,595     Apr-Jun 2001
Japanese Yen        1,925,000,000      101.2 per US$      18,747,394     $  281,345     Jul-Sept 2001
Japanese Yen        1,950,000,000      102.9 per US$      18,989,525     $  (46,214)    Oct-Dec 2001
                                      ---------------------------------------------
                                           Total:        101,207,757     $2,889,314
                                      ---------------------------------------------

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $8.5 million unrealized gain; whereas a 10% weakening of the U.S. dollar would result in a $9.5 million unrealized loss.

Interest Rate Risk

      Approximately 98%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt, however, would change in response to interest rates movements due to its fixed rate nature. At December 30, 2000, the fair value of the Company's long-term debt was approximately $4.3 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40.0 million, 7.05% fixed rate senior notes and the $10.0 million, 8.41% fixed rate mortgage the Company holds. These notes represent approximately 98% of the Company's outstanding long-term borrowings at December 30, 2000. At December 25, 1999, the fair value of the Company's long-term debt was approximately $0.4 million higher than the value of the debt reflected on the Company's financial statements.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at December 30, 2000. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.9 million.


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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On December 14, 2000 the Company held a special meeting of stockholders. At the meeting, the stockholders approved the Haemonetics Corporation 2000 Long-Term Incentive Plan. The vote was as follows:

         For  13,191,522      Against  8,253,098      Abstain  1,076,825

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a).  Exhibits

         The following exhibits will be filed as part of this form 10-Q:

         Exhibit 10A  Haemonetics Corporation 2000 Long-Term Incentive Plan

         Exhibit 10B  Braintree, Massachusetts Note and Mortgage

         (b).  Reports on Form 8-K.

         An amended report on Form 8-K was filed on November 22, 2000 reporting under Item 7 financial information regarding the Acquisition of Transfusion Technologies Corporation.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HAEMONETICS CORPORATION


Date: February 8, 2001                 By: /s/ James L. Peterson
                                           ---------------------
                                           James L. Peterson, President and
Chief Executive Officer

Date: February 8, 2001                 By: /s/ Ronald J. Ryan
                                           ------------------
                                           Ronald J. Ryan, Sr. Vice
President and Chief                                 Financial Officer,
(Principal Accounting Officer)