Form 10-K
period 2001-03-31
HAEMONETICS CORP
filed 2001-06-25
CIK 313143

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001.        Commission file number 1-10730

                           HAEMONETICS CORPORATION
           (Exact name of registrant as specified in its charter)

            Massachusetts                            04-2882273
      ------------------------          ------------------------------------
      (State of Incorporation)          (I.R.S. Employer Identification No.)

             400 Wood Road, Braintree, Massachusetts 02184-9114
                               (781) 848-7100
  ------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of May 16, 2001 was approximately $603,000,000

      The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 16, 2001 was 25,903,944

                            --------------------

Documents Incorporated By Reference

      Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting to be held July 24, 2001.

===============================================================================

                              TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                            Page Number
                                                                            -----------


Item 1.   Business
          (a)  New Developments in the Business                                  3
          (b)  General History of the Business                                   6
          (c)  Financial Information about Industry Segments                     6
          (d)  Narrative Description of Business                                 6
          (e)  Financial Information about Foreign and
                Domestic Operations and Export Sales                            15
Item 2.   Properties                                                            15
Item 3.   Legal Proceedings                                                     16
Item 4.   Submission of Matters to a Vote of Security Holders                   16
Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters                                          17
Item 6.   Selected Consolidated Financial Data                                  18
Item 7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                        19
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk            32
Item 8.   Financial Statements and Supplementary Data                           34
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                  61
Item 10.  Directors and Executive Officers of the Registrant
          (a)  Identification of Directors                                      61
          (b)  Identification of Executive Officers                             61
Item 11.  Executive Compensation                                                62
Item 12.  Security Ownership of Certain Beneficial Owners and Management        62
Item 13.  Certain Relationships and Related Transactions                        62
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (a)  Financial Statement Schedules                                    62
          (b)  Reports on Form 8-K                                              62
          (c)  Exhibits                                                         62

ITEM 1.  BUSINESS

(a)  New Developments in the Business

      Regulatory  Developments

      Solutions

      Haemonetics is engaged in a long-term worldwide strategy to supply directly to its customers all of the intravenous ("IV") solutions required for use with its blood collection disposable kits. Because one to three units of IV solutions are required for use with every disposable kit sold, by providing its own IV solutions, Haemonetics will be able to control costs more effectively and enable customers to satisfy all of their automated blood collection requirements through one vendor.

      The Company already has a full line of CE-approved IV solutions in Europe, and in March 2000, the Food and Drug Administration ("FDA") cleared the first Haemonetics' solutions planned for sale in the United States. Specifically, 4 percent sodium citrate was cleared for use as an anticoagulant during the automated collection of plasma. Other New Drug Application clearances for anticoagulant and red cell nutrient solutions are expected to be received from the FDA in FY02. Solutions are manufactured at the Company's plant in South Carolina.

      Red Cell Apheresis and Leukoreduction

      Regulatory bodies around the world, including the FDA, support removal of white cells from red blood cells prior to transfusion to protect the transfusion recipient from the potentially harmful effects of white cells. In November 2000, the Company received FDA clearance to market an automated blood collection system that allows blood centers to double the amount of red cells collected from a donor while also removing white blood cells through a filtering process called leukoreduction. Leukoreduction is now legally mandated in ten countries worldwide, and 14 countries, including the United States, are moving to filter all donor blood.

      New Business Developments

      Expansion

      In May 2000, Haemonetics acquired the Softreservoir(R) blood reservoir product from METEC A. Schneider GmbH to complement its cell salvage line of disposables. Blood reservoirs are single-use disposable units that collect a surgical patient's blood for possible reinfusion.

      The major improvement represented by the Softreservoir is a space saving design that collects blood in a flexible plastic "sock" rather than in a hard plastic shell, without sacrificing capacity or functionality. As a result, almost 10 times more Softreservoirs will fit in the same shelf space currently used by hospitals to store blood reservoirs. Thus, Haemonetics' distribution costs to hospital customers could decrease. Even more significantly, hospital costs to store and dispose of the reservoirs, when they must be treated as medical waste, will decrease. Environmentally friendly "green" products are increasingly popular with European environmental groups and medical communities.

      In September 2000, Haemonetics announced its acquisition of Transfusion Technologies Corporation, a private company whose blood separation systems are based on centrifuge technology called the Dynamic Disk(TM). Transfusion Technologies had annual revenues of approximately $1.5 million from sales of its first commercially available products, the OrthoPAT(R) system and related disposables. The OrthoPAT system collects, washes, and concentrates red blood cells salvaged from patients intra- and post-operatively. It is small and mounts easily to an IV pole to follow a patient from the operating room to the recovery room and to the patient floor if necessary. It was designed specifically for orthopedic surgeries, including knee and hip replacements, in which much of the blood loss occurs post-operatively.

      The OrthoPAT system has been cleared for sale in the United States through the 510(k) process and is distributed in North America by Zimmer, a division of Bristol-Myers Squibb. Haemonetics recently launched the product directly in Europe.

      Another new product acquired through the purchase of Transfusion Technologies is the Chairside Separator(R) System, an automated blood collection system that will draw whole blood from a donor and separate it into one unit of red blood cells and one unit of plasma. These units can be transfused directly to a patient without further laboratory processing, thereby cost-effectively reducing the amount of laboratory handling necessary for transfusion and aiding blood centers in regulatory compliance. The Chairside Separator System is in the last stages of clinical trials, after which a 510(k) pre-market application will be filed with the FDA.

      Thomas Headley, founder and past chairman of Transfusion
Technologies, has joined Haemonetics as Executive Vice President in charge of global research and development; and Lise Halpern, formerly
Transfusion's Vice President of Marketing, is now with Haemonetics as Vice President in charge of the Company's worldwide red cell program. Several other Transfusion employees have also joined Haemonetics since the acquisition.

      Additional management-level appointments during the Fiscal Year 2001 included Mark Popovsky, M.D., former CEO of the American Red Cross, Northeast Region, as President of the Company's new Cell Processing Division and Corporate Medical Director; and Stephen Swenson as Executive Vice President in charge of Worldwide Sales and Marketing.

      In January 2001, the Company announced an agreement to purchase Alpha Therapeutic Corporation's Compton, California plasma collection bottle plant for $8.3 million. The disposable plastic bottles made at this plant are used by many of Haemonetics' customers as collection containers for blood plasma.

      Continued Cultivation of the Growing Red Blood Cell Market

      According to data collected by the National Blood Data Reseach Center, the gap between transfusion needs and available blood supply in the United States continues to widen. As such, the Company continued aggressively marketing its red cell apheresis products. Apheresis is a procedure that enables a donor to give twice as many red blood cells as would be donated in a manual collection. Red blood cells are the most frequently transfused of the three main blood components.

      At the close of Fiscal Year 2001, the Company's red blood cell collection system had been accepted for use at blood centers that collect nearly 75 percent of all blood donated in the United States. While Haemonetics will concurrently pursue international sales and regulatory clearances, its near term objective is to focus on increasing the number of automated red cell collection procedures done at blood centers in the United States. During fiscal 2001, sales of red cell collection disposables reached $8 million. Q4 FY01 sales increased 34 percent over Q4 FY00 worldwide and 69 percent over Q4 FY00 in the United States. The Company recently announced an index of 13 blood collectors, representing a sample of the United States system, against which it will track its success and penetration of the United States system periodically.

      New Agreement with the American Red Cross

      In December 2000, the Company announced the signing of a multi-year supply agreement with the American Red Cross, ("ARC"). The Red Cross will use Haemonetics' automated systems for double red cell collection. The agreement followed an extensive pilot study by the Red Cross that concluded that the use of Haemonetics' systems could increase the supply of red cells by as much as 6 percent. The Red Cross plans to increase its collections of Type O blood using Haemonetics' technology. Type O, considered the universal blood type, is most in demand and most often in short supply. The Red Cross recently began expanding its program beyond the pilot regions.

      Recently, the Red Cross announced that it will implement stricter donor deferral criteria based on a donor's time spent, during a defined period, in the United Kingdom or the rest of Europe based on the theoretical risk of transmission through blood of a new form of Creutzfeld Jakob Disease (the human variant of "mad cow" disease). The Red Cross has also announced that it will aggressively recruit blood donors to make up for the 6-9% of donors who could be lost to the blood collection system as a result of the new donation eligibility criteria.

      Research and Development Activities

      The Company continued to expand its efforts to move new products to market. In January 2000, Haemonetics announced that it is collaborating with V.I. Technologies (NSDQ: VITX; "VITEX") to develop a pathogen inactivation system. VITEX's Inactine(R) is an agent that will kill the bacteria and viruses that can inhabit red blood cells without damaging the red cells themselves. Haemonetics' technology contribution will be the part of the system that "washes" red blood cells to eliminate the agent after they have been treated with Inactine.

      VITEX was the first company to receive FDA clearance to proceed to Phase II clinical trials in the area of inactivating pathogens in red blood cells. All of the current 40 million annual collections of red blood cells could potentially be treated with Inactine and washed using Haemonetics' technology. VITEX anticipates bringing the pathogen inactivation system to market in 2003.

      In May 2001, the Company announced that it had received 510(k) pre-market clearance by the FDA for the ACP(TM) 215 automated cell processing system, a device that will allow blood processing centers to better manage their inventory of blood available for transfusion. Red blood cells can be frozen for up to ten years and are thawed for use. Traditionally, these cells have been thawed in a manual, open-circuit system. Because of the potential for bacterial contamination, the thawed cells had to be transfused within 24 hours or discarded. The new device enables frozen red cells to be thawed in an automated, closed-circuit environment that eliminates exposure to air and potential bacterial contamination, thereby permitting a shelf life of 14 days.

      Streamlined Operations

      In 1998, Haemonetics embarked on a company-wide program to re-engineer manufacturing, logistics, and other processes. This initiative - Customer Oriented Redesign for Excellence ("CORE") - has three goals: 1) to improve customer satisfaction through top quality and on-time deliveries, 2) to lower production costs, and 3) to optimize inventories.

      The CORE program has helped Haemonetics to realize significant cost savings. During Fiscal Year 2001, the program yielded savings of $3.4 million, bringing total program savings since inception to $12 million.

(b)  General History of the Business

      Haemonetics Corporation was incorporated in Massachusetts in 1985. The terms "Haemonetics" and "the Company" as used herein include its subsidiaries and its predecessor where the context so requires.

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

      Haemonetics is engaged in the manufacture of automated systems for the collection, processing and surgical salvage of blood. Since the development of its first proprietary cell washing system in 1971, the Company has pioneered a family of innovative systems and technologies for blood processing. The Company's business is focused on surgical blood salvage as well as on automated blood collection devices for use by blood collectors and by commercial plasma collectors. Haemonetics' blood processing systems consist of proprietary disposable sets driven by specialized equipment. The Company's equipment is used with more than 100 different sterile, single-use disposable products. The Company markets its products to hospitals, independent blood banks, commercial plasma centers and fractionators, and national health organizations in more than 50 countries.

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

(d)  Narrative Description of Business

      Background

      All of the Company's products involve the extracorporeal processing of human blood. Every human body contains approximately ten units (one unit = one pint) of blood consisting of both cellular and liquid portions. The cellular portion, which constitutes approximately 45 percent of the body's blood by volume, comprises red blood cells, white blood cells, and platelets. All of these components are derived from stem cells that originate in the body's bone marrow. The liquid portion, which constitutes the remaining 55 percent of blood volume, is made up of plasma and soluble blood proteins.

      The practice of modern medicine is based on the availability of a safe and adequate blood supply and upon the capability of treating a medical deficiency using one or more of the above components. These deficiencies can be related to hereditary disorders (e.g., hemophilia), serious injury, major surgery (e.g., organ transplants or open heart surgery), or chemotherapy treatments (e.g., cancer).

      Traditionally, a deficiency in any one of the components of blood has been addressed by the transfusion of whole blood or blood components from one or more third-party donors ("homologous" or "allogeneic" blood transfusion). Homologous/Allogeneic blood transfusions have major drawbacks. First, they carry the risk of transfusion reactions, which can range from mild allergic responses to life-threatening red cell incompatibility. Second, while the vast majority of blood in the United States and other developed countries is tested for transfusion-related viruses such as HIV, hepatitis, and cytomegalovirus, such screening tests are not absolutely comprehensive, and the evidence of disease contamination in the blood supply is well documented. This risk is increased when blood from multiple donors is transfused.

      As a result of the above risks and limitations of traditional transfusion treatment, three important trends have emerged in blood transfusion therapy and practice: 1) increasing acceptance of autologous blood transfusion (reinfusion of a patient's own blood), 2) increasing use of techniques and systems that reduce the number of donors to which patients are exposed in the course of therapy involving donor blood or blood components, and 3) the increasing prevalence of blood component therapy that requires the administration of only those blood components needed by the patient.

      Markets and Products

      The automated blood collection procedure (also known as "apheresis") developed by Haemonetics is beneficial to donors as well as to patients. It conserves the donor pool in that surgical salvage systems enable doctors to cleanse and return blood lost by patients during surgery. Also through automation, blood donors may give non-red cell blood components more often than whole blood. Donors of whole blood are restricted by regulatory agencies to eight-week intervals between donations, whereas donors of only the platelet component of blood may donate as often as twice a week. Conversely, apheresis allows certain donors to maximize their time spent at the blood center by donating two units of the red cell component of their blood. However, these donors may only donate every 16 weeks.

      Automated systems offer a purer and safer blood product to the transfusion recipient potentially reducing the number of donors to which the patient is exposed.

      Haemonetics' products address five important therapeutic markets for blood and blood components: surgical blood salvage, automated plasma collection, automated platelet collection, automated red cell collection, and cell processing.

      Surgical Blood Salvage

      Surgical blood salvage, also known as autologous blood transfusion, involves the rapid and safe collection of a patient's own blood before, during, and after surgery, for reinfusion to that patient. This process usually includes a washing procedure that removes unwanted substances from the blood prior to reinfusion.

      The need for a blood transfusion during surgery is common in open heart, trauma, transplant, vascular, and orthopedic operations. Surgical blood salvage reduces or eliminates a patient's dependence on blood donated from others, which carries the risk of transmission of viruses, such as HIV and hepatitis, as well as the risk of severe transfusion reactions. The decision to transfuse a unit of homologous blood involves weighing the potential therapeutic benefits of such a transfusion against the risks of the transfusion itself. The Company believes there is increasing preference within the medical community for autologus blood transfusions wherever possible to avoid the homologous blood transfusion risks described above. Moreover, patients are becoming increasingly aware of the availability and advantages of autologous blood transfusion. Ongoing shortages of blood and blood components have reinforced the benefits of this approach.

      Haemonetics, which pioneered the first autologous blood transfusion system, has developed a full line of products to address the needs of the surgical blood salvage market. The Company's core surgical product line, the Cell Saver(R) autologous blood recovery system, reduces a patient's dependence on homologous red cell transfusions and enables more rapid delivery of higher quality, compatible blood to the surgical patient, both intra- and post-operatively. An extension of this product line is the HaemoLite(R) autologous blood recovery system, an automated portable system requiring limited operator monitoring that is designed for lower blood loss procedures. The Company acquired the OrthoPAT system, an additional surgical blood salvage product, in September 2000 (see New Business Development section above).

      The Company markets these surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons.

      Automated Plasma Collection

      Many important therapeutic and diagnostic products are derived from the collection and processing of plasma. Therapeutic products derived from plasma include albumin and plasma protein fractions, which are used primarily as volume expanders for burn and shock victims; gamma globulins, which are used for the prevention of diseases such as tetanus, rabies, measles, etc.; coagulation-specific concentrate products such as Factor VIII; and other derivatives such as hepatitis vaccine. Several companies have developed and applied for FDA approval to market non-plasma derived recombinant Factor VIII products. While such products may reduce demand for plasma-derived Factor VIII, the Company believes they will have minimal effect on the demand for other plasma products such as albumin and gamma globulin. Diagnostic products derived from source plasma include blood grouping sera, test kit controls, and quality control reagents.

      Historically, plasma was collected by manual techniques as part of whole blood collection. As in the case of manual collection of other blood components, manual techniques for the collection of plasma were very time-consuming and produced poor yields. Today, virtually all plasma is collected on automated systems. In the United States, commercial operators use automated collection devices from Haemonetics and other vendors to collect plasma from paid donors. These systems account for approximately 95 percent of plasma collection, with the remaining five percent collected from volunteer donors at other blood bank organizations. Outside of the United States, plasma is collected primarily from volunteer donors.

      Commercial plasma collection firms in the United States pay donors for their plasma and then fractionate the collected plasma and sell the fractionated plasma or the resultant protein products worldwide for fractionation purposes. Outside the United States, virtually every industrialized nation has expressed the desire to increase its access to the worldwide plasma market. This is due to the ever-growing demand for plasma-based therapeutic products and the universal need to improve the quality of blood products. The appeal of efficient, user-friendly automated collection systems has resulted in an almost complete conversion from manual to automated plasma collection techniques in many countries.

      Haemonetics' automated plasma collection systems, PCS(R) and PCS(R)2, have shortened the collection procedure from 90 minutes required for manual collection to approximately 25 minutes. Donor safety has also increased. The donor is never separated from his or her own blood, thereby eliminating the possibility of returning the wrong red cells to the donor, a risk that exists in manual collection. The PCS(R) and PCS(R)2 systems also yield a higher quality plasma than do manual methods, because a smaller amount of anticoagulant is needed and because the donor is given no intravenous fluids to dilute his or her native plasma.

      Haemonetics aggressively pursued the conversion of commercial plasma collection firms from manual methods to the Company's automated PCS(R) systems. The Company's general policy is to place its own equipment at commercial plasma centers, with requirements that the centers purchase a certain number of disposables and that each machine be utilized a certain number of times per day. In this way, the Company recoups the cost of the equipment through disposable sales and maintains control of that equipment should usage and sales not meet optimal terms.

      Plasma collection from donors is undergoing significant change due to greater focus on the quality, safety, and cost of plasma-based therapeutic products. The Company has been the primary supplier of automated plasma collection systems to the national blood collection programs of Japan, France, Sweden, Canada, and the United Kingdom.

      Haemonetics is one of two vendors worldwide to the commercial plasma market; Baxter is the Company's only competitor. The Company does not collect plasma itself, but rather sells its devices and disposables to commercial plasma collection firms.

      Automated Platelet Collection

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

      Platelets for therapeutic use have traditionally been derived through manual separation from blood obtained through whole blood donations. However, platelets constitute a very small portion of the body's total blood volume, and a single unit of whole blood contains only one-sixth to one-eighth the quantity of platelets required for a therapeutically useful dosage. As a result, the medical community has had to rely on platelet "pooling" (the combination of platelets from multiple donors) to obtain a volume of platelets sufficient for therapeutic treatment, thus amplifying the risks of transmission of a blood-borne disease or of an adverse reaction.

      The Company addresses these drawbacks of platelet therapy with its automated systems, such as the Haemonetics MCS(R)+ mobile collection system. The apheresis process permits the collection of therapeutically useful quantities platelets from a single donor. The end products of automated platelet collection are referred to as single donor platelets (as opposed to the pooled or random donor platelets traditionally available from blood banks or hospital centers).

      Automated Red Cell Collection

      Traditionally, red blood cells have been derived from a manual separation process after whole blood is donated. However, this manual procedure involves time-consuming, manual secondary handling and processing. It also produces a red cell transfusion product of variable therapeutic content because of variations found in donor characteristics and because of the whole blood donation process itself.

      Haemonetics has extended its MCS(R)+ system product line to offer systems for the automated collection of red blood cells. The Company's red blood cell systems automate the collection process, thereby producing a more consistent red cell transfusion unit and eliminating the lengthy secondary handling and processing steps. In addition, automating the collection of red cells allows for the collection of either two therapeutic doses of red cells from one donor, or one therapeutic dose of red cells and one therapeutic dose of plasma. By targeting group O "universal" donors for red cell collection in multiple units, blood centers can meet their collection requirements more efficiently and make better use of a shrinking donor pool.

      In November 2000, the Company received its first FDA clearance to market an automated blood collection system that allows blood centers to double the amount of red cells they collect from a donor while at the same time removing potentially harmful white blood cells through a process called leukoreduction. The new Haemonetics product includes an integrated filter that reduces the number of white cells before the blood is stored. Leukoreduction is believed to benefit patients by decreasing transfusion side effects such as fever, chills, and viral infections. This new product is important to the Company in its efforts to penetrate the red cell market, because it makes automated red cell collection an even more cost-effective alternative to traditional blood collection and filtration.

      Cell Processing

      It has been possible for some time to collect and freeze red blood cells for up to 10 years for future use. However, until now, the thawed cells had to be transfused within 24 hours of being "defrosted" because red cells thawed in an open environment, exposed to air, could allow the growth of bacteria and other contaminants. Because of the short useful life of the thawed cells, frozen blood programs have not been widely adopted, except by military organizations that need red cells in crisis situations.

      In May 2001, the FDA cleared for marketing Haemonetics' automated cell processing device, the ACP(TM) 215 system. The new system thaws and cleanses red cells in a "closed" environment that eliminates exposure to air and potential bacterial contamination, thereby extending shelf life to 14 days. The market opportunity for this device, the only one of its kind on the market, is estimated at $10 to $15 million.

      Revenue Detail

      In the year ended March 31, 2001, sales of disposable products accounted for approximately 89.6 percent of net revenues. Sales of disposable products by the Company were 5.1 percent higher in 2001 than in 2000 (2.1 percent higher in 2001 than in 2000 with currency rates held constant) and grew at a compound average annual growth rate of 4.2 percent for the three years ended March 31, 2001, with currency rates held constant. Service and other miscellaneous revenues accounted for approximately 5.8 percent of the Company's net revenues during the year ended March 31, 2001.

      Sales of equipment accounted for approximately 4.6 percent of net revenues in fiscal year 2001 and approximately 5.4 percent in fiscal year 2000, representing a decrease of 10.6 percent. The decrease in equipment revenue is a result of lower equipment revenues in the surgical and plasma product lines, mainly in the U.S. and in Asia due to a large non-recurring equipment sale in the prior year. In addition, the decrease in revenue recognized on equipment shipments represents a continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under long-term, sales-type leases. Reasons for customer preference vary significantly but included the customers' preference to be relieved from certain risks of ownership, particularly the equipment's economic useful life and technological feasibility. From the Company's point of view, placing company owned equipment versus selling it, allows the Company to better track the location and the utilization of the equipment.

      Marketing/Sales/Distribution

      Haemonetics markets and sells its products to hospitals, blood systems and independent blood banks, commercial plasma collection centers, and national health organizations through its own direct sales force in North America, Europe and Asia The sales force is composed of full-time sales representatives and clinical specialists based in the United States, the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. These sales representatives and clinical specialists interact with physicians, surgeons, and nurses to promote and sell Haemonetics products and services. The clinical specialists assist the sales force and Haemonetics customers through product demonstrations and training.

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

      The field service engineering group is supported by a headquarters-based technical support engineering staff which provides 24-hour phone support 365 days a year in the United States. Haemonetics also maintains technical support staffs in Europe and Asia. Many hospital customers have their own staffs of biomedical engineers who rely on the Company's technical training and spare parts logistic systems.

      The Company uses various distributors to market its products in South America, the Middle East, and parts of Europe and the Far East.

      Haemonetics endeavors to minimize the time between receipt of purchase orders and delivery of products. Accordingly, the Company's backlog as of the end of any period represents only a portion of actual sales for the succeeding period.

      Haemonetics' Distribution Agreements

      The Company has an exclusive distribution agreement with Zimmer to sell its the OrthoPAT autotransfusion system to the United States market. The OrthoPAT system is a small portable system, designed for orthopedic surgery which allows blood to be salvaged both during and after surgery in a single disposable set.

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

      The Company has also developed expertise in the development and production of various fluid products that are used in conjunction with its blood processing systems. The Company's R&D staff includes experts in the formulation, sterilization, and packaging of these solutions. Haemonetics also has the capability to conduct its own preclinical testing on blood products and to manage clinical trials.

      Haemonetics operates research and development centers in Switzerland, Japan, and the United States, so that protocol variations are incorporated to closely match local customer requirements. The Company's expenditures for research and development were $19.0 million, $14.9 million, and $15.2 million, for fiscal years 2001, 2000, and 1999, respectively. All research and development costs are expensed as incurred. The Company expects to continue to invest substantial resources in research and development.

      Customer collaboration is an important part of Haemonetics' technical strength and competitive advantage. Since its inception, Haemonetics has built close working relationships with a significant number of blood processing professionals around the world. This network of individuals provides the Company with ideas for new products, ways to improve existing products, new applications, enhanced protocols, and information about potential test sites, objective evaluations, and expert opinions regarding technical and performance issues.

      Manufacturing

      Disposables

      Each individual blood collection procedure requires a disposable plastic set containing a medical-grade tubing harness, bags, filters, and processing chamber. Haemonetics molds many of its own components, which it then assembles with manufactured and purchased tubing and sheeting to form the final products. The Company tests its product materials for purity to determine that they are biocompatible and free of contamination. Assembly is carried out in a clean room environment.

      Production begins with injection molding, blow molding, or extrusion of plastic parts. Molding tools are qualified to ensure specified tolerances and reproducibility. Each step of the subsequent manufacturing and assembly process is qualified and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

      All processing chamber and most set assembly work is done in the Company's Braintree, Massachusetts; Leetsdale, Pennsylvania; or Bothwell, Scotland, facilities. All disposable blood processing products are sterilized for patient and donor protection and are tested in laboratories to confirm sterility. Some manufacturing of less proprietary components is performed for the Company by outside contractors. The Company also maintains important relationships with two Japanese manufacturers that provide finished sets in Singapore, Japan and Thailand. These sets are used primarily by Haemonetics' customers in Japan.

      Solutions

In its South Carolina facility, the Company manufactures sterile intravenous ("IV") solutions to support the Company's platelet, red cell, and plasma businesses. IV solutions include the anticoagulants and storage solutions necessary to collect and store blood components. The Company has regulatory approval to market 4 percent sodium citrate anticoagulant solution for the automated collection of plasma in the United States and Canada. The Company also has approval to market Anticoagulant Citrate Dextrose Solution Formula A, ("ACDA") in Canada. ACDA is an anticoagulant necessary for the automated collection of platelets. In addition, because of the faster regulatory review and approval processes in Europe, the Company already has a full line of IV solutions available in Europe.

      Equipment

      Each Haemonetics blood processing machine is designed in-house and assembled from components that are either manufactured by the Company or by others to the Company's specifications. Many critical mechanical assemblies are machined and fabricated utilizing the Company's own process control procedures. The completed instruments are programmed, calibrated, and tested to ensure compliance with the Company's engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification requirements, and the components are subjected to focused incoming inspection programs. During fiscal year 2001, approximately 80 percent of the Company's newly manufactured equipment was manufactured internally by Haemonetics. The remainder was manufactured for the Company by an outside contractor.

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

      The CORE Program

      From 1998 to 1999, Haemonetics engaged an independent consulting firm to conduct a thorough evaluation of key corporate processes and then embarked on a company-wide program to streamline operations and reduce expenses. Involving all Haemonetics employees, the Customer Oriented Redesign for Excellence ("CORE") Program has three goals: 1) improve customer satisfaction through top quality and on-time deliveries, 2) lower production costs, and 3) optimize inventories.

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

      The CORE Program has already shown significant improvements in air freight costs, inventory turns, late orders, and distribution expenses. In fiscal year 2001, the Company saved $3.4 million through factory automation, labor efficiencies and distribution and other selling, general and administration expense savings. The Company also began putting in place additional automated systems for some manufacturing processes that should net future savings. Goals for fiscal year 2002 include expanding automation of manufacturing processes and a focus on Six Sigma quality initiatives. Savings for the year are expected to be in the $3 million range.

      In April 2001, the Company announced that it had received the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of firms' actual performance against customer expectations in areas such as phone support, on-site operations, technical services, and training. The Company attributes its outstanding reputation for customer service in large part to the CORE Program.

      Competition

      The markets for Haemonetics products are developing and are highly competitive. Although Haemonetics competes directly with others, no one company competes with Haemonetics across its full line of products. The Company has established a record of innovation and market leadership in each of the areas in which it competes.

      Competition in the surgical blood salvage market, where the underlying technology among major competitors is similar, is based upon reliability, ease of use, service, support, and price. Haemonetics competes principally with Medtronics, Inc., Fresenius, and Sorin Biomedica.

      In the blood component therapy market, competition is based upon the ability of systems to continually improve level of performance, as measured by the time and efficiency of component collection and the quality of the components collected. The Company's major competitors in this market are Gambro BCT and Baxter International, Inc. Each of these companies has taken a technological approach different from that of Haemonetics in the design of systems for the component therapy market.

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

      The Company believes that its ability to maintain a competitive advantage will continue to depend on a combination of factors, including its reputation; its patents; its unpatented proprietary know-how in several technological areas; the quality, safety and cost effectiveness of its products; and continual and rigorous documentation of clinical performance.

      Seasonality

      Net revenues have historically been higher in the Company's third and fourth quarters, reflecting principally the seasonal buying patterns of the Company's customers.

      Patents

      Haemonetics holds patents in the United States and abroad on some of its machines and disposables. These patents cover certain elements of its systems, including protocols employed in its equipment and certain aspects of its processing chambers and disposables. The Company considers its patents to be important but not indispensable to its business. To maintain its competitive position, the Company relies to a greater degree on the technical expertise and know-how of its personnel than on its patents. The Company pursues an active and formal program of invention disclosure and patent application both in the United States and abroad. The Company also owns various trademarks that have been registered in the United States and certain other countries.

      Regulation

      The products manufactured and marketed by the Company are subject to regulation by the Center of Biologics Evaluation and Research ("CBER") and the Center of Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration ("FDA"), and other non-United States regulatory bodies.

      All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance or an approved Premarket Approval Application ("PMA"). IV solutions marketed by the Company for use with its automated systems (blood anticoagulants and solutions for storage of red blood cells) require the Company to obtain from CBER an approved New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA"). A 510(k) premarket clearance indicates FDA's agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance may take up to 24 months and involves the submission of clinical data and supporting information. The PMA process, which requires the submission of more significant quantities of clinical data and supporting information, may take even longer. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) or PMA device approvals, both because the FDA review process is more complicated, and because Haemonetics does not have significant experience and expertise in submitting NDAs.

      The Company maintains customer complaint files, records all lot numbers of disposable products, and conducts periodic audits to assure compliance with FDA regulations. The Company places special emphasis on customer training and advises all customers that blood processing procedures should be undertaken only by qualified personnel.

      The Company is also subject to regulation in the countries outside the United States in which it markets its products. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require the Company's products to be qualified by those countries before they can be marketed in those countries. Haemonetics has complied with these regulations and has obtained such qualifications.

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

      Employees

      As of March 31, 2001, Haemonetics employed 1,357 persons assigned to the following functional areas: manufacturing, 675; sales and marketing, 200; general and administrative, 226; research and development, 89; and quality control and field service, 167. The Company considers its employee relations to be satisfactory.

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

      The Company leases an 81,850 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations. Annual lease expense is $303,270 for this facility.

      In April 1994, the Company purchased a facility in Bothwell, Scotland. The facility manufactures disposable components for European customers. The facility and related property were acquired at a cost of approximately $1,600,000. The facility is approximately 22,200 square feet. Manufacturing operations began in August 1994.

      In August 1995, the Company purchased a facility in Union, South Carolina. This facility is used for the manufacture of sterile solutions to support the Company's blood bank (component therapy) and plasma businesses. The facility and land were acquired for a cost of $2,423,000. The facility is approximately 69,300 square feet.

      In August 1997, the Company began leasing a 48,000 square foot facility in Avon, Massachusetts. This facility is used for warehousing and distribution of products. Annual lease expense for this facility is $268,856.

      Effective January 2001, The Company purchased a manufacturing operation for plasma bottle production. This disposable component is used in conjunction with the company's plasma collection equipment. As part of the acquisition the company assumed lease payments of $126,312 annually for a 24,000 square foot facility in Compton, California.

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                          Summary of Quarterly Data
                                 (unaudited)
                      (in thousands, except share data)


                                            First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                            ------------------------------------------------------------------

Fiscal year ended March 31, 2001:
Net revenues (a)                               $70,265           $70,943        $76,238           $76,414
Gross profit                                    33,445            33,421         39,019            36,528
Operating income (loss)                          7,848           (14,493)        10,967             9,098
Income (loss) from continuing operations         6,224           (15,117)         8,963             7,166

Net income (loss)                                6,224           (15,117)         8,963             7,166

Share data:
Net Income (loss):

Basic                                          $ 0.247           $(0.601)       $ 0.355           $ 0.280
Diluted                                        $ 0.242           $(0.601)       $ 0.345           $ 0.270

Fiscal year ended April 1, 2000:
Net revenues (a)                               $69,870           $68,685        $71,562           $70,493
Gross profit                                    32,840            31,693         33,193            33,731
Operating income (loss)                          8,446             7,325          5,621(b)           (949)(b)
Income from continuing operations                5,973             5,588          3,319(b)            346 (b)

Income from discontinued operations                ---               144            ---               ---
Net income                                       5,973             5,732          3,319(b)            346 (b)

Share data:
Net Income:

Basic                                          $ 0.223           $ 0.218        $ 0.129           $ 0.014
Diluted                                        $ 0.223           $ 0.216        $ 0.127           $ 0.013

(a) All revenues shown were restated to include additional shipping and handling revenue billed to customers in accordance with Emerging Issues Task Force (EITF) 'Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) which the Company adopted in the fourth quarter of fiscal 2001. Prior to the Company's adoption of EITF 00-10, amounts billed to customers for shipping and handling were netted against the related costs in cost of goods sold or S,G&A (see Note 2 to the consolidated financial statements for further discussion).
(b) The third quarter of fiscal year 2000, was restated to include the $2.9 million charge for the in-process research and development and $0.3 million for other unusual charges related to the acquisition of Transfusion Technologies Corporation. The fourth quarter of fiscal year 2000, was restated by $0.4 million to reflect additional unusual charges related to the acquisition of Transfusion Technologies Corporation (see Note 12 to the consolidated financial statements for further discussion).

      Haemonetics' common stock is listed on the New York Stock Exchange under symbol HAE. The following table sets forth for the periods indicated the high and low of the daily sales prices, which represent actual transactions as reported by the New York Stock Exchange.


                                            First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                            ------------------------------------------------------------------

Fiscal year ended March 31, 2001:
Market price of
 Common Stock
  High                                         $25.19            $26.00            $31.94           $33.19
  Low                                          $19.75            $20.63            $21.25           $27.10

Fiscal year ended April 1, 2000:
Market price of
 Common Stock
  High                                         $20.06            $20.25            $24.13           $29.13
  Low                                          $12.69            $17.56            $17.38           $22.50


There were approximately 454 holders of record of the Company's common stock as of May 16, 2001. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                  Haemonetics Corporation and Subsidiaries
                              Five-Year Review
               (in thousands, except share and employee data)


Summary of Operations                          2001         2000          1999         1998          1997
-----------------------------------------------------------------------------------------------------------

Net revenues(a)                              $293,860    $280,612       $284,513    $285,762       $303,009
Cost of goods sold                            151,447     149,155        150,866     158,607(b)     143,846
                                             --------------------------------------------------------------
Gross profit                                  142,413     131,457        133,647     127,155        159,163
                                             --------------------------------------------------------------
Operating expenses:
  Research and development                     19,039      14,943         15,153      17,934         18,586
  Selling, general and administrative          86,734      82,895         86,879      86,909         88,070
  Non-recurring restructuring expense              --          --             --      15,900(b)          --
  In process research and development          18,606       2,871(c)          --          --             --
  Other unusual charges                         4,614      10,305(c)          --          --             --
                                             --------------------------------------------------------------
Total operating expenses                      128,993     111,014        102,032     120,743        106,656
                                             --------------------------------------------------------------

Operating income                               13,420      20,443         31,615       6,412         52,507
Other income (expense), net                     3,906       3,254            969      (1,946)         2,298
                                             --------------------------------------------------------------

Income from continuing operations
 before provision for income taxes             17,326      23,697         32,584       4,466         54,805
Provision for income taxes                     10,090       8,471         11,405       3,865         19,171
                                             --------------------------------------------------------------

Income from continuing operations               7,236      15,226         21,179         601         35,634
                                             --------------------------------------------------------------

Income(loss) from discontinued operations           -         144           (102)    (25,373)        (2,664)
                                             --------------------------------------------------------------

Net income(loss)                             $  7,236    $ 15,370       $ 21,077    $(24,772)      $ 32,970
                                             ==============================================================

Income(loss) per share:
  Basic                                      $  0.286    $  0.589       $  0.788    $ (0.933)      $  1.214
  Diluted                                    $  0.278    $  0.580       $  0.784    $ (0.932)      $  1.201

Weighted average number of shares              25,299      26,087         26,744      26,537         27,160
Common Stock Equivalents                          706         414            142          52            291
                                             --------------------------------------------------------------
Weighted average number of common
 and common equivalent shares                  26,005      26,501         26,886      26,589         27,451
                                             ==============================================================


Financial and Statistical Data:                2001         2000          1999         1998          1997
-----------------------------------------------------------------------------------------------------------

Working capital                              $139,717    $121,443       $162,188    $112,792       $ 94,045
                                             --------------------------------------------------------------

Current ratio                                     2.8         2.4            3.3         2.4            2.3
Property, plant and equipment, net           $ 83,251    $ 81,608       $ 83,016    $ 84,219       $ 97,402
                                             --------------------------------------------------------------

Capital expenditures                         $ 22,240    $ 23,315       $ 22,466    $ 20,380       $ 36,725

Depreciation and amortization                $ 24,499    $ 24,906       $ 24,573    $ 22,861       $ 19,507
                                             --------------------------------------------------------------

Total assets                                 $345,314    $334,760       $344,675    $326,749       $307,704
Total debt                                   $ 69,719    $ 74,202       $ 59,171    $ 71,054       $ 29,526
                                             --------------------------------------------------------------

Stockholders' equity                         $215,516    $202,815       $221,861    $194,655       $225,274
Return on average equity                          3.5%        7.2%          10.1%      (11.8)%         14.9%
Debt as a % of stockholders' equity              32.3%       36.6%          26.7%       36.5%          13.1%
                                             --------------------------------------------------------------

Employees from continuing operations            1,357       1,328          1,329       1,396          1,405
Net revenues per employee
 from continuing operations                  $    217    $    211       $    214    $    205       $    216
                                             --------------------------------------------------------------

(a) Revenues for 2000 and 1999 shown were restated to include additional shipping and handling revenue billed to customers in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) which the Company adopted in the fourth quarter of fiscal 2001. Prior to the Company's adoption of EITF 00-10, amounts billed to customers for shipping and handling were netted against the related costs in cost of goods sold or S,G&A (see Note 2 to the consolidated financial statements for further discussion).
(b) $8.6 million of the $24.5 million restructuring charges recorded in 1998 has been reclassified to Cost of Goods Sold in accordance with Emerging Issues Task Force 96-09 "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring."
(c) Fiscal year 2000 was adjusted to include a $2.9 million charge for in-process research and development and $0.7 million for other unusual charges related to the acquisition of Transfusion Technologies Corporation (see Note 12 to the consolidated financial statements for further discussion).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

      The table outlines the components of the consolidated statements of operations for continuing operations as a percentage of net revenues:


                                                Percentage of Net Revenues            Percentage
                                            ---------------------------------    -------------------
                                            March 31,    April 1,    April 3,    Increase (Decrease)
Years Ended                                    2001        2000      1999        2001/00    2000/99
----------------------------------------------------------------------------------------------------

Net revenues                                 100.0%       100.0%      100.0%       4.7%       (1.4)%
Cost of goods sold                            51.5         53.2        53.0        1.5        (1.1)
--------------------------------------------------------------------------------------------------
Gross profit                                  48.5         46.8        47.0        8.3        (1.6)
--------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                     6.5          5.3         5.3       27.4        (1.4)
  Selling, general and administrative         29.5         29.5        30.5        4.6        (4.6)
  In process research and development          6.3          1.0           -      548.1      >100.0
  Other unusual charges                        1.6          3.7           -      (55.2)     >100.0
--------------------------------------------------------------------------------------------------
      Total operating expenses                43.9         39.5        35.8       16.2         8.8
--------------------------------------------------------------------------------------------------
Operating income                               4.6          7.3        11.2      (34.4)      (35.3)
Interest expense                              (1.3)        (1.6)       (1.5)     (14.7)        6.2
Interest income                                1.6          1.8         1.7       (8.0)        3.7
Other income, net                              1.0          0.9         0.1       15.5       890.9
--------------------------------------------------------------------------------------------------
Income from continuing operations before
 provision for income taxes                    5.9          8.4        11.5      (26.9)      (27.3)
Provision for income taxes                     3.4          3.0         4.0       19.1       (25.7)
--------------------------------------------------------------------------------------------------
Income from continuing operations              2.5%         5.4%        7.5%     (52.5)%     (28.1)%
==================================================================================================

Net Revenue Summary
-------------------


                                                          Percent Increase/Decrease)
                                                     -----------------------------------
By location                    2001        2000      As reported    At constant currency
-----------                  -----------------------------------------------------------

United States                $ 96,555    $ 90,986        6.1%                6.1%
International                 197,305     189,626        4.0                 0.9
                             ---------------------------------------------------
Net revenues                 $293,860    $280,612        4.7%                2.6%


                                                          Percent Increase/(Decrease)
                                                     -----------------------------------
By product type              2001          2000      As reported    At constant currency
---------------              -----------------------------------------------------------

Disposables                  $263,174    $250,419        5.1%                2.1
Misc. & service                17,112      15,002       14.1                20.0
Equipment                      13,574      15,191      (10.6)               (7.1)
                             ---------------------------------------------------
Net revenues                  293,860    $280,612        4.7%                2.6%





Disposable revenue                                        Percent Increase/(Decrease)
------------------                                   -----------------------------------
by product line              2001          2000      As reported    At constant currency
---------------              -----------------------------------------------------------

Surgical                     $ 61,309    $ 58,970        4.0%                4.6%
Blood bank                    104,443     100,500        3.9                (1.5)
Red cells                       7,942       6,201       28.1                34.3
Plasma                         89,480      84,748        5.6                 2.5
                             ---------------------------------------------------
Total disposables revenue    $263,174    $250,419        5.1%                2.1%
                             ---------------------------------------------------

2001 COMPARED TO 2000

Net Revenues

      Net revenues in 2001 increased 4.7% to $293.9 million from $280.6 million in 2000. With currency rates held constant, net revenues increased 2.6%.

      Disposable sales increased 5.1% year over year at actual rates. With currency rates held constant, disposable sales increased 2.1%. Year over year constant currency disposable sales growth was a result of growth in worldwide Red Cell sales of 34.3%, worldwide Surgical sales of 4.6% and worldwide Plasma sales of 2.5%. The increase in worldwide Red Cell sales is attributable to volume increases in both the U.S. and Europe as the rollout of this new technology in these markets continues to gain strength. The growth in worldwide surgical disposable sales is mainly attributed to volume increase and the mix effect of products sold in the U.S. and Japan markets. The Company views the increasing prices of red cells around the world and the favorable autotransfusion economics its Surgical product offerings deliver, as factors contributing to the volume increases. The increase in Plasma disposable sales is primarily attributable to the acquisition of the new plasma collection bottle and the addition of the newly approved anticoagulant to the plasma product line in the U.S. market.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 89% and 90% of net revenues for fiscal year 2001and 2000, respectively.

      Service generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for 6.0% and 5.1% of the Company's net revenues, at constant currency, for fiscal year 2001 and 2000, respectively.

      Equipment revenues decreased 10.6% from $15.2 million in fiscal 2000 at actual rates and decreased 7.1% year over year with currency rates held constant. The 7.1% decrease was a result of lower equipment revenues in the surgical and plasma product lines, mainly in the U.S., and in Asia due to a large equipment sale in the prior year. The overall decrease in revenue recognized on equipment shipments represents a continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under long-term, sales-type leases. Reasons for customer preference vary significantly but include the customers' preference to be relieved from certain risks of ownership, particularly the equipment's economic useful life and technological obsolescence. From the Company's point of view, placing Company-owned equipment versus selling it, allows the Company to better track the location and the utilization of the equipment.

      International sales as reported accounted for approximately 67.1% and 67.6% of net revenues for fiscal 2001 and 2000, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $142.4 million in fiscal 2001 increased $10.9 million from $131.5 million in fiscal 2000. With currency rates held constant, gross profit increased by 1.3%, or $1.8 million, but decreased as a percentage of sales by 0.5%. The $1.8 million constant currency gross profit increase from fiscal 2000 was a result of higher sales and reflected cost savings of approximately $2.4 million from the Company's Customer Oriented Redesign for Excellence ("CORE") Program. In 1998, the Company initiated the CORE Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality Management, ("TQM") principals, and the program aims to increase the efficiency and the quality of processes and products, and to improve the quality of management at Haemonetics. The $2.4 million in savings for 2001 resulted from lower product costs achieved by automation and redesigning the way certain products are made to use less material and labor and by negotiating lower material prices with vendors. These savings were partially offset by increases in other product costs.

Expenses

      The Company expended $19.0 million, 6.5% of net revenues, on research and development for 2001 and $14.9 million, 5.3% of net revenues, for 2000. With currency rates held constant, research and development spending increased by 27.4%, or $4.1 million from fiscal 2000 to 2001. The increase in research and development spending is in line with the Company's objective to reinvest available funds into new product development and new product selling and marketing activities in order to fuel future top line growth.

      Selling, general and administrative expenses increased $3.8 million from $82.9 million in fiscal 2000 to $86.7 million in fiscal 2001. At constant currency rates, selling, general and administrative expenses increased as a percent of net revenues by 0.6% to 29.7%. Offsetting increases in spending related to the Company's new product selling and marketing activities, were cost savings of approximately $1.0 million from the Company's CORE Program. The $1.0 million savings for 2001 was due to reductions in distribution-related selling, general and administrative expenses. More specifically, distribution savings were generated by lowering freight costs and the move of the Company's European distribution center from the Netherlands to Germany.

In-Process Research and Development (IPR&D)

      Upon consummation of the Transfusion Technologies acquisition in the second quarter of fiscal 2001, the Company incurred costs representing the value of the research and development projects. Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in consolidated statement of operations for the year ended March 31, 2001. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations (see Note 12 in the audited consolidated financial statements for further discussion of the acquisition and IPR&D charges).

      An independent valuation was performed to assess and allocate a value to the purchased IPR&D. The value represents the estimated fair market value based on risk-adjusted future cash flows generated by the products employing the in-process technology over a 10-year period. Estimated future after-tax cash flows for each product were based on Transfusion's and Haemonetics' estimates of revenue, operating expenses, income taxes, and charges for the use of contributory assets. Additionally, these cash flows were adjusted to compensate for the existence of any core technology and development efforts that were to be completed post-acquisition.

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

      The discount rates used to present-value the projected cash flows were based on a weighted average cost of capital relative to Transfusion Technologies and its industry adjusted for the product-specific risk associated with the purchased IPR&D projects. Product-specific risk includes such factors as: the stage of completion of each project, the complexity of the development work completed to date, the likelihood of achieving technological feasibility and market acceptance.

      The forecast data employed in the valuation were based upon projections created by Transfusion's management and Haemonetics management's estimate of the future performance of the business. The inputs used in valuing the purchased IPR&D were based on assumptions that management believes to be reasonable, but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events or circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While management believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on Haemonetics' financial condition and results of operations.

      A brief description of the IPR&D projects related to the acquisition of Transfusion, including their estimated stage of completion and associated discount rates is outlined below.

      Chairside Separator ("CSS"). The CSS is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, Haemonetics estimated that the CSS project was 95% complete and that product sales would commence by the fourth quarter of fiscal 2002. The IPR&D value assigned to the CSS was $17.6 million. A discount rate of 33% was employed in the analysis.

      As of the fourth quarter ending March 31,2001, the Company estimates that the CSS project is 98% complete with only the clinical safety study remaining to be completed prior to submission of the 510(K) to the FDA, which is anticipated in the second quarter of fiscal 2002. Product sales will commence upon approval by the FDA which could be one year, or greater, from submission date. The estimated cost to complete the final clinical trials is approximately $100,000 and will be incurred in the first quarter and second quarters of fiscal 2002.

      Red Cell Collector ("RCC"). The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates the whole blood while separating it into red blood cells and plasma. The plasma and 500 ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, Haemonetics estimated that the RCC project was 65% complete and that product sales would commence by the second quarter 2003. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33% was employed in the analysis.

      As of the fourth quarter ending March 31, 2001, the Company's estimate of percent completion remained unchanged from prior estimates of 65%. As such, the expected date that product sales will commence is fiscal 2004. All other estimates for cost of sales, S,G&A costs and income tax rates relative to the RCC project are unchanged from original estimates with the exception of timing. Significant design, software programming, disposable set development and sourcing requirements are still to be completed. In addition, clinical trials will be conducted prior to submission of a 510(K) to the FDA. The estimated cost to be incurred to develop the purchased in-process RCC technology into a commercially viable product is approximately $1.6 million in fiscal 2002, $2.1 million in fiscal 2003 and $2.5 million in fiscal 2004.

Other Unusual Charges

      a) Relating to the acquisition of Transfusion Technologies

      Unusual charges expensed in the twelve months ended March 31, 2001, as a result of the acquisition of Transfusion Technologies amounted to $4.6 million. These charges included $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to Haemonetics employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the losses incurred by Transfusion Technologies from November of fiscal year 2000 through the date of acquisition of the remaining 80.2%. The charge to the consolidated statement of operations related to this cost to equity adjustment was $1.3 million in fiscal year 2001 and $0.7 million in fiscal 2000.

      b) Other

      Beginning in fiscal year 1997, the Company placed approximately 1,200 plasma collection machines in China under a sales-type lease contract with a local distributor. The sales-type lease contract included minimum annual disposable products use commitments per machine under contract and included a ramp-up period.

      In March of 2000, the Company reassessed its ability to realize the full value of the sales-type lease as originally recorded given that the ramp up in disposable purchases expected had not materialized. In the Company's opinion two main factors or market conditions contributed to the Distributor's failure to meet its disposable purchase commitments. Although it passed an executive order in 1998 making manual plasma collection unlawful, the Chinese Government failed to enforce this and manual plasma collection, which is much less costly for the collector, continues for a large percentage of total plasma collections. Secondly, the availability of, and lack of enforcement against, unauthorized local copies of disposable products at a lower cost, significantly impacted purchases from foreign suppliers.

      Given the change in market conditions, a reassessment of the contract was performed with a new estimate of future disposable purchases and related cash flows considering the reduced percentage of the market willing to use automated collection with foreign manufactured products and because of pricing concessions extended to the local distributor by Haemonetics. Based on the reassessment, the Company wrote down the investment in sales type leases by $9.5 million during the fourth quarter of fiscal year 2000 and reflected this as an unusual charge on its consolidated statement of operations.

Operating Income

      Operating income for 2001, as a percentage of net revenues, decreased
2.7 percentage points to 4.6% in fiscal 2001 from 7.3% in fiscal 2000. At constant currency rates, operating income decreased 16.5% from fiscal 2000 or by $16.0 million. The $16.0 million decrease in operating income resulted largely from the $19.6 million year over year increase in combined IPR&D and other unusual items related to the acquisition of Transfusion Technologies and $7.7 million in combined increases in operating expenses for investments in R&D and new product selling and marketing programs offset by the non-recurrence of the $9.5 million write-down of the sales-type lease in China in fiscal 2000 and the $1.8 million increase in gross profit at constant currency rates.

Foreign Exchange

      Greater than two-thirds of the Company's revenues are generated outside the U.S. in foreign currencies. As such, the Company uses a combination of business and financial tools comprised of various natural hedges, (offsetting exposures from local production costs and operating expenses) and forward contracts to hedge its balance sheet and statement of operations exposures.

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

      For fiscal year 2000, the indexed hedge rates were 3.9% less favorable than those in fiscal 1999. For fiscal 2001, the indexed hedge spot rates represented a 9.1% appreciation over those in year 2000; and for fiscal year 2002, the indexed hedge spot rates are 2.0% less favorable than those in fiscal 2001. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the Haemonetics specific hedge rate index. These indexed hedge rates impact sales, cost of sales and SG&A in the Company's financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                             Composite Index     Favorable/(Unfavorable)
                             Hedge Spot Rates     Change vs Prior Year
                             ----------------    -----------------------

      FY1999          Q1           0.98                   (9.4%)
                      Q2           1.06                  (13.4%)
                      Q3           1.03                   (5.9%)
                      Q4           1.05                   (7.4%)
        1999 Total                 1.03                   (9.1%)

      FY2000          Q1           1.10                  (10.8%)
                      Q2           1.09                   (2.8%)
                      Q3           1.04                   (0.6%)
                      Q4           1.07                   (1.0%)
        2000 Total                 1.07                   (3.9%)

      FY2001          Q1           1.04                    5.4%
                      Q2           1.00                    8.2%
                      Q3           0.92                   12.9%
                      Q4           0.97                   10.3%
        2001 Total                 0.98                    9.1%

      FY2002          Q1           0.99                    5.2%
                      Q2           0.97                    3.3%
                      Q3           1.01                   (8.6%)
                      Q4           1.05                   (7.5%)
        2002 Total                 1.00                   (2.0%)

Other Income, net

      Interest expense decreased $0.6 million during fiscal 2001 as compared to fiscal 2000 due to a reduction in the average outstanding borrowings and lower interest rates. Interest income decreased $0.4 million for 2001 compared to fiscal 2000. Other income, net increased $0.4 million due to increases in income earned from points on forward contracts, which was partially offset by an increase in foreign exchange transaction losses. Points on forward contracts are amounts, either paid or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 58.2% for 2001, up from 35.7% in 2000. Before the effect of non-deductible charges in connection with the acquisition of Transfusion Technologies, the Company's effective tax rate was 27% for 2001, down from 31% in 2000. The decrease in the effective tax rate from 31% was primarily attributable to maximizing tax benefits on funds repatriated and increased export benefits generated by the Company's Foreign Sales Corporation. The Company expects its effective tax rate for its next fiscal year to be approximately 28%.

2000 COMPARED TO 1999


Net Revenue Summary
-------------------

                                                          Percent Increase/(Decrease)
                                                     -----------------------------------
By location                    2000        1999      As reported    At constant currency
-----------                  -----------------------------------------------------------

United States                $ 90,986    $ 90,204        0.9%                0.9%
International                 189,626     194,309       (2.4)               (0.5)
                             ---------------------------------------------------
Net revenues                 $280,612    $284,513       (1.4%)                --%


                                                          Percent Increase/(Decrease)
                                                     -----------------------------------
By product type                2000        1999      As reported    At constant currency
---------------              -----------------------------------------------------------

Disposables                  $250,419    $247,971        1.0%                2.7%
Misc. & service                15,002      15,584       (3.7)               (5.9)
Equipment                      15,191      20,958      (27.5)              (27.8)
                             ---------------------------------------------------
Net revenues                 $280,612    $284,513       (1.4%)                --%



Disposable revenue                                        Percent Increase/(Decrease)
------------------                                   -----------------------------------
 by product line               2000        1999      As reported    At constant currency
----------------             -----------------------------------------------------------

Surgical                     $ 58,970    $ 55,118        7.0%                7.4%
Blood bank                    100,500     102,578       (2.0)                0.5
Red cells                       6,201       4,899       26.6                25.1
Plasma                         84,748      85,376       (0.7)                1.0
                             ---------------------------------------------------
Total disposables revenue    $250,419    $247,971        1.0%                2.7%
                             ---------------------------------------------------

Net Revenues

      Net revenues in 2000 decreased 1.4% to $280.6 million from $284.5 million in 1999. With currency rates held constant, net revenues remained relatively unchanged. Growth in disposable sales over the prior year offset decreases in both equipment and miscellaneous revenues.

      Disposable sales increased approximately 1.0%. With currency rates held constant, disposable sales increased 2.7%. The 2.7% increase was a result of constant currency growth in all product lines: worldwide surgical 7.4%, worldwide blood bank 0.5%, worldwide red cells 25.1% and worldwide plasma 1.0%. The low growth rate in the Plasma business was mainly a result of lower disposable sales in the U.S. plasma market where there was a drop in available donors.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 90.0% and 87.2 % of net revenues for 2000 and 1999, respectively.

      Service revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for approximately 5.1% and 5.4% of the Company's net revenues, at constant currency, for 2000 and 1999, respectively.

      Equipment revenues decreased approximately 27.5% year over year. At constant currency rates, the equipment revenue was down 27.8%. This decrease resulted from a combination of customer preference for, and the Company's policy of, moving toward placing Company-owned equipment versus selling it under long-term sales-type leases. Reasons for customer preference vary significantly but include the customers' preference to be relieved from certain risks of ownership, particularly the equipment's economic useful life and technological obsolescence. From the Company's point of view, placing Company-owned equipment versus selling it, allows the Company to better track the location and the utilization of the equipment.

      International sales accounted for approximately 68% of net revenues for both fiscal years 2000 and 1999. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

      Fiscal year 2000 contained 52 weeks versus 53 in fiscal year 1999. When revenues in fiscal 1999 are adjusted for the extra week to put both years on a comparable basis, constant currency revenue growth in fiscal 2000 was 1.8%. Constant currency disposable revenue adjusted in the same fashion showed growth of 4.6%, with growth in worldwide surgical sales of 9.5%, worldwide blood bank sales of 2.4%, worldwide red cells of 26.9% and worldwide plasma of 2.7%.

Gross profit

      Gross profit of $131.5 million in 2000 decreased $2.1 million from $133.6 million in 1999. At constant currency rates, gross profit as a percent of net revenues increased 0.7% or $2.0 million from 1999. The increase was the result of labor cost savings and factory automation as a result of the Company's Customer Oriented Redesign for Excellence (CORE) Program. The CORE Program is based on TQM principals and aims to increase the efficiency and the quality of, processes and products, and to improve the quality of management at Haemonetics.

      Adjusting for the extra week in fiscal 1999, constant currency gross profit grew 3.6%, or 0.8 points as a percent of sales.

Expenses

      The Company expended $14.9 million on research and development in 2000 and $15.1 million in 1999, which represents 5.3% of net revenues in both 2000 and 1999. Currency had a minimal effect on research and development expenses year over year.

      Selling, general and administrative expenses decreased to $82.9 million in fiscal 2000 from $86.9 million in 1999. At constant currency, selling, general and administrative expenses decreased $3.8 million year over year, and decreased as a percent of net revenues from 30.4% in 1999 to 29.1% in 2000. During 2000, the Company experienced approximately $1.7 million in distribution and other selling, general and administrative savings from the CORE program.

      At constant currency and reflected on a comparable basis by adjusting 1999 for the extra week and the one time effect of settling litigation of $2.6 million, selling, general and administrative expenses decreased $1.4 million year over year, and decreased as a percent of net revenues by 1.0%.

In-Process Research and Development (IPR&D)

      Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of fiscal year 2000 relative to Haemonetics' original 19.8% investment. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations (see Note 12 in the audited consolidated financial statements for further discussion of the acquisition and IPR&D charges).

Other Unusual Charges

      a) Relating to the acquisition of Transfusion Technologies

      Included in other unusual charges is the adjustment required to modify the 19.8% investment of Transfusion Technologies Corporation by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the Company recorded its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000 as if the investment had been accounted for under the equity method from its inception. The charge to the consolidated statement of operations related to this cost to equity adjustment was $0.7 million for fiscal 2000.

      b) Other

      Beginning in fiscal year 1997, the Company placed approximately 1,200 plasma collection machines in China under a sales-type lease contract with a local distributor. The sales-type lease contract included minimum annual disposable products use commitments per machine under contract, and included a ramp-up period.

      In March of 2000, the Company reassessed its ability to realize the full value of the sales-type lease as originally recorded given that the ramp up in disposable purchases expected had not materialized. In the Company's opinion two main factors or market conditions contributed to the Distributor's failure to meet its disposable purchase commitments.
Although it passed an executive order in 1998 making manual plasma collection unlawful, the Chinese Government failed to enforce this and manual plasma collection, which is much less costly for the collector, continues for a large percentage of total plasma collections. Secondly, the availability of, and lack of enforcement against, unauthorized local copies of disposable products at a lower cost, significantly impacted purchases from foreign suppliers.

      Given the change in market conditions, a reassessment of the contract was performed with a new estimate of future disposable purchases and related cash flows considering the reduced percentage of the market willing to use automated collection with foreign manufactured products and because of pricing concessions extended to the local distributor by Haemonetics. Based upon the reassessment, the Company wrote down the investment in sales-type leases by $9.5 million during the fourth quarter of fiscal year 2000 and reflected this as an unusual charge on its consolidated statement of operations.

Operating Income

      Operating income decreased to $20.4 million in 2000 from $31.6 million in 1999 or 3.8% as a percent of net revenues. At constant currency, operating income as a percent of net revenues, decreased 2.2% or $6.4 million from 1999 largely due the $13.2 million of in process R&D and other unusual charges.

      Without the in-process R&D and unusual charges in fiscal 2000, and adjusting fiscal 1999 for the extra week and litigation resolution charge, operating income increased 2.3% as a percent of net revenues or $7.0 million due both to gross profit improvements and the decrease in selling, general and administrative expenses.

Other Income, net

      Interest expense increased $0.3 million to $4.4 million in fiscal year 2000 due to higher average debt levels. Interest income increased $0.2 million to $5.0 million in fiscal year 2000 as a result of higher average cash balances and higher average yields offset by lower interest income generated from declining sales-type lease balances.

      Other income, net increased by $2.3 million of income in fiscal year 2000 due to increases in income earned from points on forward contracts and decreases in foreign exchange transaction losses.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 35.7% for fiscal year 2000, up from 35.0% in fiscal year 1999. The increase in the effective tax rate was due to the effect of certain non-deductible charges incurred in conjunction with the Transfusion Technologies acquisition.

Results of Discontinued Operations (Blood Bank Management Services, "BBMS")

2000 compared to 1999

      Accounting for the divestiture of all BBMS centers was completed during the second quarter of fiscal year 2000 with the reversal of the excess reserve amounting to $144,000 (net of $68,000 of taxes) (see Footnote 10 for more detailed discussion about BBMS).

Liquidity and Capital Resources

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's capital requirements have arisen primarily in connection with capital expenditures, working capital, share repurchase and strategic investments.

      During the twelve months ended March 31, 2001, the Company increased its cash balances by $15.9 million from operating, investing and financing activities before the effect of exchange rates. This $15.9 million is $45.8 million more than the $29.9 million reduction of cash during the twelve months ended April 1, 2000. The $45.8 million was a result of $7.6 million more cash provided by the Company's operating activities, $15.4 million less utilized in investing activities and $22.8 million resulting from $5.0 million of cash generated in fiscal 2001 versus $17.8 million utilized in the prior year related to the Company's financing activities.

Operating Activities

      The Company generated $61.0 million in cash from operating activities of continuing operations in 2001 as compared to $58.4 million generated during 2000. The $2.6 million increase year over year in cash generated from the operating activities from continuing operations was a result of a $0.8 million increase in net income adjusted for depreciation, amortization and other non-cash items, an $8.3 million decrease in inventories due to higher finished goods inventory turns and a $5.2 million increase in accounts payable and accrued expenses partly due to increases in accruals related to acquisitions in fiscal 2001. These sources of cash were offset by increased uses of cash resulting from a $5.1 million increase in accounts receivable as a result of higher sales, a $1.9 million increase in the current investment in sales-type leases, a $2.7 million increase in prepaid taxes and a $2.0 million increase in other assets also related to the Company's fiscal 2001 acquisitions.

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

      As measured by the Company's operating cash flow metric, the Company generated $42.7 million and $40.5 million of operating cash during fiscal 2001 and 2000, respectively. The operating cash generated for both years excludes cash spent to first invest in, and later acquire, Transfusion Technologies which amounted to $26.3 million in fiscal 2001 and $15.5 million in 2000. The $42.7 million of operating cash flow in fiscal 2001 resulted from $30.7 million of net income adjusted for non-cash items and $14.7 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. Offsetting these was $2.8 million from increased working capital investment, primarily higher accounts receivable due to higher sales, with a small increase in inventories of $1.3 million. These were offset by $3.5 million higher accounts payable and accrued payroll. The $40.5 million of operating cash generated for 2000 resulted from $28.7 million of net income adjusted for non-cash items, a $3.7 million higher working capital investment, due mainly to increased inventories, and $15.5 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. Non-cash transfers from inventory to property, plant and equipment have been excluded for purposes of this calculation and amounted to approximately $6.1 million and $6.0 million in for fiscal 2001 and 2000, respectively.

Investing Activities:

      The Company utilized $50.1 million in cash for investing activities from continuing operations in 2001, a decrease of $15.4 million from 2000. The $15.4 million decrease in cash utilized is largely attributable to a $37.8 million net decrease in the Company's investment in available for sale securities, offset by $19.7 million more cash utilized for the acquisition of Transfusion Technologies and Alpha Therapeutic's Compton California bottle plant.

Financing Activities:

      During the twelve months ended March 31, 2001, the Company generated $5.0 million of cash as a result of its financing activities, versus the prior year when it used $17.8 million. During fiscal 2001, the Company refinanced its Braintree headquarters real estate mortgage and paid down some of its short-term debt in Japan. The Company purchased 236,300 shares of its outstanding common stock at an average market price of $20.01 which utilized $4.7 million of cash, $35 million less than the year ending April 1, 2000, and generated $14.3 million, $6.1 million more than the prior year, from the exercise of stock options.

      At March 31, 2001, the Company had working capital of $139.7 million. This reflects an increase of $18.3 million in working capital from the year ended April 1, 2000, largely due to a shift from short-term notes from long-term borrowings, and the increase in cash and available-for-sale investments. The Company believes its sources of cash are adequate to meet its projected needs.

Inflation

      The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented. Historically, the Company believes it has been able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency, by increasing employee productivity and by reflecting the effects of inflation in the selling prices of new products it introduces each year.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements," which the Company adopted in the fourth quarter of fiscal year 2001. SAB No. 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company's adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

      In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective April 1, 2001. These standards will be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

      SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting changes in the fair value of the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

      At March 31, 2001, the Company had 28 forward contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $110.9 million. Of these contracts, six, totaling $19.6 million, represented contracts with zero fair value relating to inter-company receivables put in place at year end, that settle within 35 days after year-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. Thus, change in the value of the forward contract unrelated to the spot rate is deemed ineffective and is recorded in earnings. Upon adoption, the Company will record the fair value of these contracts as an asset on the balance sheet, the change in fair value of the effective portion of the contracts in other comprehensive income and the change in time value in earnings as a cumulative catch up adjustment.

      At March 31,2001, the Company accounted for these contracts as hedges according to SFAS No. 52 and did not record any amounts in the consolidated balance sheet. Had the Company accounted for these contracts consistent with SFAS No.133, the estimated cumulative effect of the change in accounting principle would have been as follows (in thousands):


                                                      Cumulative effect of
                                                      change in accounting
                                                       principle in Other     Cumulative effect of
                                     Asset-Forward        Comprehensive       change in accounting
                                       Contracts             Income           principle in earnings
                                     -------------    --------------------    ---------------------

Cash Flow Hedges [Debit/(Credit)]        $9,200             $(6,400)          $(3,200)


      At March 31, 2001, there are no embedded derivatives as defined by SFAS 133, as amended, and the Company is not aware of any potential impact of any other significant matter that may result from the adoption of these standards.

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which the Company operates. The foregoing list should not be construed as exhaustive.

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

Operations in Europe

      The introduction of the Euro impacted the Company's operations. The Company has 10 subsidiaries located throughout Europe, that generate one-third of its sales.

Date of conversion

      The conversion at the Company's subsidiaries now using the Euro currency was successfully achieved on April 1, 2001, which was the first day of the Company's fiscal year 2002.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign exchange risk

      Over two-thirds of the Company's revenues are generated outside the U.S. yet the Company's reporting currency is the U.S. dollar. Foreign exchange risk arises because the Company engages in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency. Accordingly, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive effect on the Company's results of operations.

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

      At March 31, 2001, the Company had the following outstanding foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency:


                     (BUY)/SELL        Weighted                                     Discounted
     Hedged            Local            Forward           US$@       Unrealized     Unrealized
    Currency          Currency      Contract Rate     Current Fwd    Gain/(Loss)    Gain/(Loss)       Maturity
----------------------------------------------------------------------------------------------------------------

Euro Equivalent        5,500,000    $0.915             4,869,200        165,575        164,085     Apr-Jun 2001
Euro Equivalent        6,500,000    $0.942             5,756,450        367,050        368,504     Jul-Sept 2001
Euro Equivalent        7,450,000    $0.860             6,600,010       (192,855)      (185,234)    Oct-Dec 2001
Euro Equivalent        8,000,000    $0.942             7,089,690        447,560        422,627     Jan-Mar 2002
Japanese Yen       1,400,000,000     101.0 per US$    11,521,898      2,339,858      2,319,060     Apr-Jun 2001
Japanese Yen       1,925,000,000     101.2 per US$    15,999,531      3,029,208      2,958,546     Jul-Sept 2001
Japanese Yen       1,950,000,000     102.9 per US$    16,398,603      2,544,708      2,443,815     Oct-Dec 2001
Japanese Yen       1,600,000,000     111.3 per US$    13,616,786        759,120        717,010     Jan-Mar 2002
                                    ----------------------------------------------------------
                                    Total:            81,852,168      9,460,224      9,198,413
                                    ==========================================================

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would create an additional $5.4 million unrealized gain; whereas a 10% weakening of the U.S. dollar would reduce the unrecorded gain by $5.8 million.

Interest Rate Risk

      All of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt however, would change in response to interest rates movements due to its fixed rate nature. At March 31, 2001, the fair value of the Company's long-term debt was approximately $2.5 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the Company's $40 million, 7.05% fixed rate senior notes. These notes represent approximately 73% of the Company's outstanding long-term borrowings at March 31, 2001.

      At April 1, 2000, the fair value of the Company's long-term debt was $0.5 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. Fair values have been determined through information obtained from market sources and management estimates

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at March 31, 2001. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)


                                                               Years Ended
                                                    ---------------------------------
                                                    March 31,    April 1,    April 3,
                                                       2001        2000        1999
                                                    ---------------------------------

Net revenues                                        $293,860     $280,612    $284,513
Cost of goods sold                                   151,447      149,155     150,866
                                                    ---------------------------------
Gross profit                                         142,413      131,457     133,647
                                                    ---------------------------------
Operating expenses:
  Research and development                            19,039       14,943      15,153
  Selling, general and administrative                 86,734       82,895      86,879
  In process research and development                 18,606        2,871          --
  Other unusual charges                                4,614       10,305          --
                                                    ---------------------------------
      Total operating expenses                       128,993      111,014     102,032
                                                    ---------------------------------
Operating income                                      13,420       20,443      31,615
Interest expense                                      (3,728)      (4,372)     (4,117)
Interest income                                        4,602        5,000       4,821
Other income, net                                      3,032        2,626         265
                                                    ---------------------------------
Income from continuing operations
 before provision for income taxes                    17,326       23,697      32,584
Provision for income taxes                            10,090        8,471      11,405
                                                    ---------------------------------
Income from continuing operations                      7,236       15,226      21,179

Discontinued operations:
Income (loss) from discontinued operations,
 net of income tax expense (benefit) of $68
 in 2000 and ($56) in 1999 and ($3,863) in 1998           --          144        (102)

Income (loss) from discontinued operations                --          144        (102)
Net income                                          $  7,236     $ 15,370    $ 21,077
                                                    =================================
Basic income (loss) per common share
  Continuing operations                             $  0.286     $  0.584    $  0.792
  Discontinued operations                           $     --     $  0.006    $ (0.004)
  Net income                                        $  0.286     $  0.589    $  0.788

Income (loss) per common share assuming dilution
  Continuing operations                             $  0.278     $  0.575    $  0.788
  Discontinued operations                           $     --     $  0.005    $ (0.004)
  Net income                                        $  0.278     $  0.580    $  0.784

Weighted average shares outstanding
  Basic                                               25,299       26,087      26,744
  Diluted                                             26,005       26,501      26,886


      The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                    March 31, 2001    April 1, 2000
                                                    -------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                            $ 41,441         $ 25,911
  Available-for-sale investments                         33,042           35,417
  Accounts receivable, less allowance of
   $1,233 in 2001 and $1,149 in 2000                     59,842           59,140
  Inventories                                            54,007           59,817
  Current investment in sales-type leases, net            5,680            8,036
  Deferred tax asset                                     19,982           16,360
  Prepaid expenses and other current assets               5,170            5,237
                                                       -------------------------
      Total current assets                              219,164          209,918
Property, plant and equipment:
  Land, building and building improvements               29,132           28,561
  Plant equipment and machinery                          51,259           43,070
  Office equipment and information technology            24,707           25,810
  Haemonetics equipment                                  98,785           87,991
                                                       -------------------------
      Total property, plant and equipment               203,883          185,432
      Less: accumulated depreciation                    120,632          103,824
                                                       -------------------------
      Net property, plant and equipment                  83,251           81,608
Other assets:
  Investment in sales-type leases, net
   (long-term)                                            5,391           10,775
  Other intangibles, less amortization
   of $406 in 2001                                       15,842                -
  Goodwill, less accumulated amortization
   of $7,827 in 2001 and $5,524 in 2000                  14,426           13,188
  Deferred tax asset, net                                 1,737            4,084
  Other long-term assets                                  5,503           15,187
                                                       -------------------------
      Total other assets                                 42,899           43,234
                                                       -------------------------
      Total assets                                     $345,314         $334,760
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
   long-term debt                                      $ 22,438         $ 32,896
  Accounts payable                                       13,350           17,224
  Accrued payroll and related costs                      10,072            8,456
  Accrued income taxes                                   14,791           15,700
  Other accrued liabilities                              18,796           14,199
                                                       -------------------------
      Total current liabilities                          79,447           88,475

Long-term debt, net of current maturities                47,281           41,306
Other long-term liabilities                               3,070            2,164

Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 80,000,000 shares;
   Issued - 30,721,723 shares in 2001
   and 30,004,811 shares in 2000                            307              300
  Additional paid-in capital                             87,958           73,662
  Retained earnings                                     234,325          227,104
  Cumulative translation adjustment                     (17,618)         (13,078)
                                                       -------------------------
  Stockholders' equity before treasury stock            304,972          287,988
    Less: Treasury stock at cost - 4,940,390
     shares in 2001 and 4,728,762 shares in
     2000 and 2,756,969 shares in 1999                   89,456           85,173
                                                       -------------------------
      Total stockholders' equity                        215,516          202,815
                                                       -------------------------
      Total liabilities and stockholders' equity       $345,314         $334,760
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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)


                                 Common Stock    Additional                          Cumulative        Total
                                 -------------    Paid-in     Treasury    Retained   Translation   Stockholders'   Comprehensive
                                 Shares    $'s    Capital      Stock      Earnings   Adjustment        Equity          Income
                                 -----------------------------------------------------------------------------------------------

Balance, March 28, 1998          29,342   $293    $59,142     $(45,949)   $190,757    $ (9,588)      $194,655
  Exercise of stock options
   and related tax benefit          361      4      6,362           --          --          --          6,366
  Net income                         --     --         --           --      21,077          --         21,077         $21,077
  Foreign currency translation
   adjustment                        --     --         --           --          --        (237)          (237)           (237)
                                                                                                                      -------
  Comprehensive income               --     --         --           --          --          --             --         $20,840
                                 --------------------------------------------------------------------------------------------
Balance, April 3, 1999           29,703   $297    $65,504     $(45,949)   $211,834    $ (9,825)      $221,861
                                 ============================================================================================

  Employee stock purchase plan       --     --         --          479        (100)         --            379
  Exercise of stock options
   and related tax benefit          302      3      8,158           --          --          --          8,161
  Purchase of treasury stock         --     --         --      (39,703)         --          --        (39,703)
  Net income                         --     --         --           --      15,370          --         15,370         $15,370
  Foreign currency translation
   adjustment                        --     --         --           --          --      (3,253)        (3,253)         (3,253)
                                                                                                                      -------
  Comprehensive income               --     --         --           --          --          --             --         $12,117
                                 --------------------------------------------------------------------------------------------
Balance, April 1, 2000           30,005   $300    $73,662     $(85,173)   $227,104    $(13,078)      $202,815
                                 ============================================================================================

  Employee stock purchase plan       --     --         --          446         (15)         --            431
  Exercise of stock options
   and related tax benefit          717      7     14,296           --          --          --         14,303
  Purchase of treasury stock         --     --         --       (4,729)         --          --         (4,729)
  Net income                         --     --         --           --       7,236          --          7,236         $ 7,236
  Foreign currency translation
   adjustment                        --     --         --           --          --      (4,540)        (4,540)         (4,540)
                                                                                                                      -------
  Comprehensive income               --     --         --           --          --          --             --         $ 2,696
                                 --------------------------------------------------------------------------------------------
Balance, March 31, 2001          30,722   $307    $87,958     $(89,456)   $234,325    $(17,618)      $215,516
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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                                                             Years Ended
                                                                                  ---------------------------------
                                                                                  March 31,    April 1,    April 3,
                                                                                  2001    2000    1999
                                                                                  ---------------------------------

Cash Flows from Operating Activities:
  Net income                                                                      $  7,236     $ 15,370    $ 21,077
  Less net income (loss) from discontinued operations                                   --          144        (102)
                                                                                  ---------------------------------
  Net income from continuing operations                                              7,236       15,226      21,179

  Adjustments to reconcile net income to net cash provided by operating activities:

  Non cash items:
    Depreciation and amortization                                                   24,499       24,906      24,573
    Deferred tax expense (benefit)                                                   2,112       (1,697)     (7,329)
    In process research and development                                             18,606        2,871          --
    Equity in losses of investment                                                   1,353          757          --
    Other unusual non-cash charges                                                   1,282       12,268       2,621

  Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable, net                                 (1,551)       3,560      (4,098)
    (Increase) decrease in inventories                                               6,417       (1,843)      2,499
    (Increase) decrease in sales-type leases (current)                               2,356        4,216      (1,301)
    (Increase) decrease in prepaid income taxes                                       (216)       2,494       8,234
    (Increase) decrease in other assets                                               (384)       1,588      (4,474)
    Increase (decrease) in accounts payable, accrued
     expenses and other current liabilities                                           (700)      (5,949)      9,197
                                                                                  ---------------------------------
    Net cash provided by operating activities, continuing operations                61,010       58,397      51,101
    Net cash used in operating activities, discontinued operations                      --       (4,932)    (17,387)
                                                                                  ---------------------------------
      Net cash provided by operating activities                                     61,010       53,465      33,714

Cash Flows from Investing Activities:
  Purchases of available-for-sale-investments                                      (47,351)     (70,423)         --
  Gross proceeds from sale of available-for-sale investments                        49,726       35,006          --
  Capital expenditures on property, plant and equipment, net of
   disposals                                                                       (22,240)     (23,315)    (22,466)
  Acquisistion of Transfusion Technologies Corporation, net
   of cash acquired                                                                (26,572)     (15,200)         --
  Acquisition of plasma collection bottle plant                                     (8,300)          --          --
  Net decrease in sales-type leases (long-term)                                      4,597        4,814      12,280
                                                                                  ---------------------------------
  Net cash used in investing activities, continued operations                      (50,140)     (69,118)    (10,186)
  Net cash provided by investing activities, discontinued operations                              3,562      16,910
                                                                                  ---------------------------------
      Net cash (used in) provided by investing activities                          (50,140)     (65,556)      6,724

Cash Flows from Financing Activities:
  Borrowings (payments) on long-term real estate mortgage                            9,561         (116)       (208)
  Net increase (decrease) in short-term revolving
   credit agreements                                                               (10,883)      16,991     (10,813)
  Net decrease in long-term credit agreements                                       (3,675)      (3,501)       (850)
  Employee stock purchase plan                                                         446          379          --
  Exercise of stock options and related tax benefit                                 14,288        8,161       6,366
  Purchase of treasury stock                                                        (4,729)     (39,703)         --
                                                                                  ---------------------------------
      Net cash provided by (used in) financing activities                            5,008      (17,789)     (5,505)

Effect of Exchange Rates on Cash and Cash Equivalents                                 (348)        (528)       (380)
                                                                                  ---------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                15,530      (30,408)     34,553
Cash and Cash Equivalents at Beginning of Year                                      25,911       56,319      21,766
                                                                                  ---------------------------------
Cash and Cash Equivalents at End of Year                                          $ 41,441     $ 25,911    $ 56,319
                                                                                  =================================

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements
 of Haemonetics equipment                                                         $  6,094     $  5,969    $  7,275
                                                                                  =================================

Supplemental Disclosures of Cash Flow Information:
  Net decrease in cash and cash equivalents, discontinued operations                    --     $ (1,370)   $   (477)
                                                                                  =================================
  Net increase (decreases) in cash and cash equivalents, continuing operations    $ 15,530     $(29,038)   $ 35,030
                                                                                  =================================
  Interest paid                                                                   $  3,487     $  4,017    $  4,038
                                                                                  =================================
  Income taxes paid (refunded)                                                    $  6,941     $ 10,695    $ (5,327)
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fiscal Year

      The Company's fiscal year ends on the Saturday closest to the last day in March. Fiscal year 2001 and fiscal year 2000 each included 52 weeks. Fiscal 1999 included 53 weeks, with 14 weeks in the first quarter.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the amounts derived from management's estimates and assumptions.

      Cash and Cash Equivalents

      Cash equivalents include various short-term instruments such as money market funds, U.S. government agency notes, certificates of deposit and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value.

      Available-for-Sale Investments

      As of March 31, 2001 and April 1, 2000, all of the Company's short-term investments had maturities greater than three months but equal to or less than 12 months. All the Company's investments were classified as available-for-sale and carried at fair market value, which approximates amortized cost. Realized gains and losses from available-for-sale investments actually sold are included in other income, net on the Company's consolidated statements of operations. During 2001, proceeds from these investment securities sales totaled approximately $49.7 million with realized gains and losses of approximately $33,000 and $4,000, respectively. During 2000, proceeds from the sale of available-for-sale investment securities were approximately $35.0 million with realized losses of approximately $3,700. The specific identification cost method is used to calculate realized gains and losses.

      The following table summarizes, by major security type, the Company's short-term investments. The Company's U.S. corporate securities include U.S. government agency notes, certificates of deposit, corporate debt securities and commercial paper.


                                                    March 31, 2001    April 1, 2000
                                                    -------------------------------

            U.S. treasuries                            $   588           $    --
            U.S. corporate securities                   32,454            35,417
                                                       -------------------------
            Total included in available-for-sale
             Investments (short-term)                  $33,042           $35,417
                                                       =========================

      Concentration of Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer amounted to $86.3 million, $81.6 million and $72.9 million for 2001, 2000 and 1999, respectively. Concentration risk on the Company's accounts receivable is attributable to this customer which accounted for 22.7%, 27.3% and 27.1% of total accounts receivable for 2001, 2000 and 1999, respectively. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.

      Net Income per Share

      The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," ("EPS"). Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares.


                                                          Years Ended
                                   ----------------------------------------------------------
                                   March 31, 2001         April 1, 2000         April 3, 1999
                                   ----------------------------------------------------------
                                   (Dollars and shares in thousands except per share amounts)

Basic EPS
Net income                            $ 7,236                $15,370               $21,077

Weighted average shares                25,299                 26,087                26,744
                                      ----------------------------------------------------
Basic income per share                $ 0.286                $ 0.589               $ 0.788

Diluted EPS
Net income                            $ 7,236                $15,370               $21,077

Basic weighted average shares          25,299                 26,087                26,744
Dilutive effect of stock options          706                    414                   142
                                      ----------------------------------------------------
Diluted weighted average shares        26,005                 26,501                26,886

Diluted income per share              $ 0.278                $ 0.580               $ 0.784
                                      ====================================================


      The diluted weighted average shares do not include the effect of anti-dilutive options that totaled approximately 0.3 million, 0.1 million and 0.4 million for 2001, 2000 and 1999, respectively.

      Foreign Currency

      Foreign currency transactions and financial statements are translated into U.S. dollars following the provisions of SFAS No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end, while net revenues, costs and expenses are translated at average rates in effect during the year. The effects of exchange rate changes on the Company's assets and liabilities are included in the cumulative translation adjustment account. Included in other income (expense) in the consolidated statement of operations in 2001, 2000 and 1999 are ($1.1) million, $0 and ($1.2) million, respectively, in foreign currency transaction gains (losses).

      The Company enters into forward exchange contracts to hedge certain firm sales commitments to customers that are denominated in foreign currencies. The purpose of the Company's foreign hedging activities is to minimize, for a period of time, the unforeseen impact on the Company's results of operations due to fluctuations in foreign exchange rates. The Company also enters into forward contracts that settle within 35 days to hedge certain intercompany receivables denominated in foreign currencies. Actual gains and losses on all forward contracts are recorded in operations, offsetting the gains and losses on the underlying transactions being hedged. These derivative financial instruments are not used for trading purposes. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

      At March 31, 2001 and April 1, 2000, the Company had forward exchange contracts, all maturing in less than 12 months, to exchange Euro equivalent currencies and the Japanese yen primarily for U.S. dollars totaling $110.9 million and $127.8 million, respectively. Of the respective balances, $19.6 million and $29.4 million represented contracts related to intercompany receivables that settled within 35 days after year-end. The balance of the contracts relate to firm sales commitments. The fair value of the contracts related to hedging firm sales commitments was $9.2 million at March 31, 2001 and ($2.3) million at April 1, 2000. Deferred gains and losses are recognized in earnings when the transactions being hedged are recognized. Management anticipates that these deferred amounts at March 31, 2001 will be offset by the foreign exchange effect on sales of products to international customers in future periods.

      The Company is exposed to credit loss in the event of nonperformance by counter-parties on these foreign exchange contracts. The Company does not anticipate nonperformance by any of these parties.

      Financial Instruments

      The carrying values for certain Company financial instruments, including cash and cash equivalents, available-for-sale investments and notes payable were either at or approximated their fair market values at March 31, 2001 and April 1, 2000.

      At March 31, 2001, the fair value of the Company's long-term debt was $2.5 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the Company's $40 million, 7.05% fixed rate senior notes. Fair values have been determined through information obtained from market sources and management estimates. At April 1, 2000, the fair value of the Company's long-term debt was $0.5 million higher than the value of the debt reflected on the Company's financial statements.

      Inventories

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis. Inventories consist of the following:


                               March 31, 2001    April 1, 2000
                               -------------------------------
                                       (in thousands)

            Raw materials         $16,015           $14,081
            Work-in-process         4,237             7,199
            Finished goods         33,755            38,537
                                  -------------------------
                                  $54,007           $59,817
                                  =========================


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

      Haemonetics Equipment

      Haemonetics equipment is largely comprised of machines installed at customer sites under use plan or rental agreements and machines utilized by Haemonetics sales personnel as demonstration units. Under each of these arrangements, the equipment remains the property of Haemonetics. Contracts for use plan and rental arrangements vary in length from two to eight years.

      Use plan contracts generally include a commitment for certain minimum levels of disposable product usage and stated disposable prices over the contract term. As equipment remains the property of Haemonetics, it can be removed if disposable utilization targets are not reached. Also, disposable pricing may be adjusted up or down if disposable usage is not met or, alternatively, exceeded. The Company's U.S. Commercial Plasma business and its worldwide Red Blood Cell Business employ the use plan arrangement almost exclusively and account for the most significant portion of the value of the Haemonetics Equipment category.

      Equipment under rental agreements may or may not include a minimum use disposable commitment. Rental charges are billed monthly and the equipment remains the property of Haemonetics.

      Equipment given to salespeople for demonstration remains the property of Haemonetics and is depreciated over estimated useful lives of two to five years.

      Revenue Recognition

      Effective in the fourth quarter of fiscal year 2001, the Company adopted the guidance issued by the Securities and Exchange Commission staff in December 1999 under SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides additional guidance on the accounting for revenue recognition including both broad conceptual discussions, as well as certain industry-specific guidance. The Company's adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

      The Company's revenue recognition policy is to recognize revenues from product sales and services when earned as required by generally accepted accounting principles and in accordance with SAB No. 101. Revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

      There are principally four arrangements under which products are shipped to a customer: a use plan, a rental agreement, a sales-type lease and a cash sale not under contract.

      Under use plan and rental agreements, no equipment revenue is recognized as in each of these arrangements, the equipment remains the property of the Company and title does not pass to the customer.

      Equipment revenues under sales-type lease agreements are recognized either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the lease.

      Revenues from Distributor Sales

      Haemonetics recognizes revenue for both equipment and disposables upon shipment to its distributors. Haemonetics' standard contracts with its distributors state that title of the equipment passes to the distributors at point of shipment to a distributor's location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product

      Service Revenues and Warranty

      Service revenues are recognized ratably over the contractual periods or as the services are provided. The Company provides for warranty costs in the same period the associated revenue is recognized.

      Research and Development Expenses

      All research and development costs, for which no alternate future use exists, are expensed as incurred. Research and development expense for continuing operations in fiscal 2001, 2000 and 1999 was $19.0 million, $14.9 million and $15.2 million, respectively.

      Income Taxes

      The Company utilizes the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the tax and financial reporting basis for assets and liabilities, utilizing currently enacted tax rates. The effect of any change in tax rates is recognized in the period in which the change occurs.

      Goodwill

      Goodwill relates to various acquisitions the Company has made. It is being amortized over lives ranging from 15 to 20 years.

      Other Intangibles

      Other intangibles, with estimated useful lives of 15 to 20 years, represents the value assigned to patents and the OrthoPAT(R) core technology purchased in conjunction with the Transfusion Technologies Corporation acquisition and the value assigned to a customer base purchased in conjunction with the acquisition of a plasma collection bottle plant (see
Note 12 to the consolidated financial statements for a more detailed discussion of both acquisitions).

      Amortization expense related to other intangibles totaled $0.4 million for fiscal year 2001.

      The patents were purchased as part of the acquisition of Transfusion Technologies Corporation. The patents cover various processes, systems and components of the blood collection and separation processes utilized in both the existing OrthoPAT(R) product and the Chairside Separator and Red Cell Collector that are currently under development. Core technology consists of the OrthoPAT(R) orthopedic perioperative autotransfusion system and other already developed and working theory and know how that is shared by all three products purchased in the acquisition. An independent valuation was performed to assess and allocate value to the intangible assets purchased.

      The bottling plant customer base intangible asset represents the value allocated to the acquired customer base and certain customer contracts purchased in the acquisition of Alpha Therapeutic's Compton, California, plasma collection bottle plant. An independent valuation was also performed to assess and allocate value to the intangible assets purchased in this transaction.

      Accounting for Long-lived Assets

      The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The Company periodically reviews its long-lived assets for any potential impairment. The Company assesses the future useful life of these assets: primarily goodwill, property, plant, equipment and investment in sales-type leases, whenever events or changes in circumstances indicate that the current useful lives have diminished. The Company considers the future undiscounted cash flows of these assets in assessing their recoverability. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss.

      Accounting for Stock-Based Compensation

      In December 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company in fiscal year 1998. SFAS No. 123 requires that employee stock-based compensation be recorded or disclosed at its fair value. The Company has elected to adopt the disclosure provision for employee stock-based compensation in SFAS No. 123 and to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25"). No accounting recognition is given to options granted to employees and directors at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The compensation cost for options granted to consultants is recorded at fair value in accordance with Emerging Issues Task Force, "EITF" issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

      Comprehensive Income

      In fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For the Company, this is primarily foreign currency translation. With the Company's adoption of SFAS No. 133, as amended, the changes in fair value of the effective portion of the Company's outstanding cash flow hedge contracts will also be included in this measurement.

      Accounting for Shipping and Handling Costs

      In the current fiscal year, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Prior to implementing EITF 00-10, shipping and handling costs billed to a customer were netted against shipping and handling costs recorded in cost of goods sold and selling, general and administrative expenses.

      The EITF consensus also requires an entity to disclose the amount of shipping and handling costs and the line item on the income statement that includes such costs if the costs are not in cost of goods sold and are significant. Shipping and handling costs are included in costs of goods sold with the exception of $4.0 million, $4.1 million and $4.7 million for fiscal year 2001, 2000 and 1999, respectively that are included in selling, general and administrative expenses.

      New Pronouncements

      In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" (collectively, SFAS No. 133, as amended) effective April 1, 2001. These standards will be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

      SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting change in fair value of the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

      At March 31, 2001, the Company had 28 forward contracts, all maturing in less than twelve months, to exchange foreign currencies (major European currencies and Japanese yen) primarily for U.S. dollars totaling $110.9 million. Of these contracts, six, totaling $19.6 million, represented contracts with zero fair value relating to inter-company receivables put in place at year end that settle within 35 days after year-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. Thus, change in the value of the forward contract unrelated to changes in the spot rate is deemed ineffective and is recorded in earnings. Upon adoption, the Company will record the fair value of these contracts as an asset on the balance sheet, the change in fair value of the effective portion of the contracts in other comprehensive income and the change in time value in earnings as a cumulative catch up adjustment.

      At March 31, 2001, the Company accounted for these contracts as hedges according to SFAS No. 52 and did not record any amounts in the consolidated balance sheet. Had the Company accounted for these contracts consistent with SFAS No. 133, the estimated cumulative effect of the change in accounting principle would have been as follows (in thousands):


                                                        Cumulative effect of
                                                        change in accounting
                                                         principle in Other     Cumulative effect of
                                     Asset - Forward        Comprehensive       change in accounting
                                        Contracts              Income           principle in earnings
                                     ----------------------------------------------------------------

Cash Flow Hedges [Debit/(Credit)]         $9,200              $(6,400)                $(3,200)


      At March 31, 2001, there are no embedded derivatives as defined by SFAS 133, as amended, and the Company is not aware of any potential impact of any other significant matter that may result from the adoption of these standards.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal 2001 presentation.

3.    INVESTMENT IN SALES-TYPE LEASES

      The Company leases equipment to customers under sales-type leases. As sales-type leases, the lease payments to be received over the term of the leases are recorded as a receivable at the inception of the new lease. Finance income attributable to the lease contracts is initially recorded as unearned income and subsequently recognized as interest income under the interest method over the term of the leases.

      There are generally two forms of sales-type lease arrangements. The first is unrelated to purchases of future disposable products, and simply calls for a stated monthly payment for each piece of equipment under lease. The second is an arrangement under which the Company commits to providing a customer specified pricing for the purchase of equipment and disposables over a fixed period of time, and the customer commits to purchasing a certain minimum number of disposables over the contract's term. Thus, leases are billed monthly, or alternatively with the disposables purchased. Contract terms vary but are generally three to five years. Under both sales-type lease arrangements, title to the equipment transfers at the completion of the lease commitment.

      The components of the Company's net investment in sales-type leases are as follows:


                                                 March 31, 2001    April 1, 2000
                                                 -------------------------------
                                                         (in thousands)

      Total minimum lease payments receivable        $13,894          $24,070
      Less - Unearned interest                         2,823            5,259
                                                     ------------------------
      Net investment in sales-type leases             11,071           18,811
      Less - Current portion                           5,680            8,036
                                                     ------------------------
      Net investment, long-term                      $ 5,391          $10,775
                                                     ========================


      Future minimum lease payments receivable under non-cancelable leases as of March 31, 2001, are as follows:


      Fiscal Year Ending      (in thousands)
      --------------------------------------

      2002                       $ 6,541
      2003                         3,852
      2004                         2,186
      2005                         1,088
      2006                           227
      and thereafter                   0
                                 -------
                                 $13,894
                                 =======


4.    NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of the following:


                                    March 31, 2001    April 1, 2000
                                    -------------------------------
                                            (in thousands)

      Real estate mortgage             $ 9,920           $ 8,128
      Senior notes                      40,000            40,000
      Haemonetics Japan Co. Ltd.        18,806            24,604
      Other non-U.S. borrowings            993             1,470
                                       -------------------------
                                        69,719            74,202
      Less - Current portion            22,438            32,896
                                       -------------------------
                                       $47,281           $41,306
                                       =========================


      Real Estate Mortgage Agreement

      In December 2000, the Company entered into a $10.0 million real estate mortgage agreement (the "Mortgage Agreement") with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and improvements at the Company's headquarters and manufacturing facility with a collective carrying value of approximately $10.6 million and $9.8 million as of March 31, 2001 and April 1, 2000, respectively. There are no financial covenants in the terms and conditions of this agreement. This Mortgage Agreement replaces a prior agreement that was completed in July 2000.

      Credit Facilities

      The Company terminated a $20.0 million committed, unsecured revolving credit facility on April 14, 2000. As of March 31, 2001, the Company had not replaced this credit facility.

      Senior Notes

      The Company has outstanding $40.0 million of 7.05% Senior Notes due in 2007 (the "Senior Notes"). The Company is required to make annual prepayments of principal each year in the amount $5.7 million beginning on October 15, 2001 and concluding with the final principal payment on October 15, 2007.

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

      Haemonetics Japan Co. Ltd.

      At March 31, 2001, Haemonetics Japan Co. Ltd. had 2.3 billion Japanese yen, equivalent to U.S. $18.8 million, in unsecured debt outstanding. Of this amount, JPY 300.0 million is long-term. This loan bears interest at a rate 0.91%. At March 31, 2001, the US dollar equivalent of this long-term borrowing was $2.5 million. The remaining balance is short-term, maturing in less than one year.

      Other Non-U.S. Borrowings

      Non-U.S. borrowings represent the financing arranged by the Company's subsidiaries with local banks, which may be guaranteed by the Company. The majority of the amounts outstanding as of March 31, 2001, are short-term in nature.

      The weighted average short-term rates for U.S. and non-U.S.
borrowings were 2.75%, 3.36%, and 1.45% as of March 31, 2001, April 1, 2000, and April 3, 1999, respectively.

      As of March 31, 2001, notes payable and long-term debt mature as follows:


       Fiscal Year Ending    (in thousands)
       ------------------------------------

      2002                      $22,438
      2003                        9,534
      2004                        6,134
      2005                        6,171
      2006                        6,211
      2007 and thereafter        19,231
                                -------
                                $69,719
                                =======


5.    INCOME TAXES

      The components of domestic and foreign income from continuing operations before the provision for income taxes are as follows:


                                      Years Ended
                   --------------------------------------------------
                   March 31, 2001     April 1, 2000     April 3, 1999
                   --------------------------------------------------
                                     (in thousands)

      Domestic        $ 7,635            $13,156           $13,707
      Foreign           9,691             10,541            18,877
                      --------------------------------------------
                      $17,326            $23,697           $32,584
                      ============================================


      The provision for income taxes from continuing operations consists of the following components:


                                               Years Ended
                            --------------------------------------------------
                            March 31, 2001     April 1, 2000     April 3, 1999
                            --------------------------------------------------
                                              (in thousands)

      Current
      -------
      Federal                  $ 2,956            $ 7,702           $ 7,107
      State                        435                400             2,780
      Foreign                    4,587              2,066             8,847
                               --------------------------------------------
      Total current              7,978             10,168            18,734
                               --------------------------------------------

      Deferred
      --------
      Federal                    3,308             (3,501)           (3,656)
      State                         49                312            (1,542)
      Foreign                   (1,245)             1,492            (2,131)
                               --------------------------------------------
      Total deferred             2,112             (1,697)           (7,329)
                               --------------------------------------------
      Total tax expense        $10,090            $ 8,471           $11,405
                               ============================================


      Included in the federal income tax provisions for fiscal years 2001, 2000 and 1999, are approximately $0.2 million, $0.2 million and $1.5 million, respectively, provided on foreign source income of approximately $0.7 million, $1.3 million, and $9.5 million in 2001, 2000 and 1999, respectively for taxes which are payable in the United States.

      The total provision for income taxes included in the consolidated financial statements was as follows:


                                                     Years Ended
                                  --------------------------------------------------
                                  March 31, 2001     April 1, 2000     April 3, 1999
                                  --------------------------------------------------
                                                    (in thousands)

      Continuing operations          $10,090            $8,471            $11,405
      Discontinued operations             --                68                (56)
                                     --------------------------------------------
                                     $10,090            $8,539            $11,349
                                     ============================================


      The tax effect of significant temporary differences comprising the net deferred tax asset (liability) is as follows:


                                                    Years Ended
                                          -------------------------------
                                          March 31, 2001    April 1, 2000
                                          -------------------------------
                                                  (in thousands)

      Depreciation                           $(6,042)         $(7,234)
      Amortization                            (6,491)          (3,488)
      Inventory                                6,713           10,224
      Accruals and reserves                    6,294            5,260
      Net operating loss carryforward         16,604            7,056
      Foreign tax credits                     11,014            8,626
                                             ------------------------
      Total deferred taxes                   $28,092          $20,444
                                             ------------------------
      Valuation allowance                     (6,373)               -
                                             ------------------------
      Total net deferred assets              $21,719          $20,444
                                             ========================


      At March 31, 2001, the Company had U.S. net operating loss carryforwards of approximately $46.8 million, of which $11.4 million relates to continuing operations and $35.4 million is acquisition related and subject to separate limitations. The Company also has foreign tax credits available of approximately $11.0 million. These tax attributes begin to expire in the year 2008 and 2003, respectively. The valuation allowance reflects the potential inability to utilize Transfusion Technology's net operating loss carryforwards before the 15-year carryover period expires.

      The provision for income taxes from continuing operations differs from the amount computed by applying the 35% U.S. federal statutory income tax rate in 2001, 2000, and 1999, due to the following:


                                                                            Years Ended
                                                          --------------------------------------------------
                                                          March 31, 2001     April 1, 2000     April 3, 1999
                                                          --------------------------------------------------
                                                                            (in thousands)

      Tax at federal statutory rate                          $ 6,064            $ 8,294           $11,405

      Foreign Sales Corporation                               (1,634)            (1,662)               --
      Difference between U.S. tax and
       foreign statutory rates                                (1,709)               313               109
      State taxes, net of federal income tax benefits            314                463               805
      Non-deductible acquisition costs                         7,105              1,270                --
      Other, net                                                 (50)              (207)             (914)
                                                             --------------------------------------------
      Tax at effective tax rate                              $10,090            $ 8,471           $11,405
                                                             ============================================


6.  COMMITMENTS AND CONTINGENCIES

      The Company leases facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require the Company to pay certain insurance expenses, maintenance costs and real estate taxes.

      For continuing operations, approximate future basic rental commitments under operating leases as of March 31, 2001 are as follows:


      Fiscal Year Ending     (in thousands)
      ------------------------------------

      2002                        4,303
      2003                        2,320
      2004                        1,508
      2005                        1,330
      2006                        1,160
      Thereafter                     78
                                 ------
                                 10,699
                                 ======


      Rent expense for continuing operations in fiscal 2001, 2000 and 1999 was $4.1 million, $4.1 million and $4.5 million, respectively.

      The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes, based on consultation with counsel, that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

7.    CAPITAL STOCK

      Treasury Stock

      During 2001, the Company repurchased 236,300 shares of its outstanding common stock at an average prevailing price of $20.01. During 2000, the Company repurchased 2,000,000 shares of its outstanding common stock at an average prevailing price of $19.85. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes.

      Stock Plans

      The Company has a long-term incentive stock option plan under which a maximum of 3,500,000 shares of the Company's common stock may be issued pursuant to incentive and non-qualified stock options granted to key employees, officers and directors of the Company (the "Long-term Incentive Plan"). The Long-term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more disinterested members of the Company's Board of Directors. The exercise price for both incentive and non-qualified options granted under the Long-term Incentive Plan is determined by the Committee, but in no event shall such option price be less than the fair market value of the common stock at the time the option is granted. Options become exercisable in a manner determined by the Committee, generally between two and seven years, and incentive stock options expire not more than 10 years from the date of the grant. There were 3,392,000 shares available for future grant at March 31, 2001.

      The Company also had a non-qualified stock option plan under which options were granted to non-employee directors and a previous version of the long-term incentive plan under which options were granted to key employees, consultants and advisors. During 2001, the Company recorded $0.1 million as stock option compensation expense related to grants to consultants and advisors of the Company. No further options will be granted under these plans.

      The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 375,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan.

      The Purchase Plan provides for two "purchase periods" within each of the Company's fiscal years, the first commencing on November 1 of each year and continuing through April 30 of the next calendar year, and the second commencing on May 1 of each year and continuing through October 31 of such year. Shares are purchased through accumulation of payroll deductions (of not less than 2% nor more than 8% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

      During 2001, there were 24,672 shares purchased at a range of $15.84 to $19.50 per share under the Purchase Plan. During 2000, there were 28,207 shares purchased at a range of $13.34 to $13.44 per share under the Purchase Plan.

      The Company accounts for employee and director grants under APB No. 25, resulting in no compensation cost being recognized for options granted at fair market value. Had the compensation cost for these plans been determined consistent with the SFAS No. 123, the Company's net income and earnings per share would have been the following pro forma amounts (in thousands):


                                  2001       2000        1999
                                 ------------------------------

Net Income:      As Reported     $7,236     $15,370     $21,077
                 Pro Forma       $  648     $11,406     $18,200

Basic EPS:       As Reported     $0.286     $ 0.589     $ 0.788
                 Pro Forma       $0.026     $ 0.437     $ 0.681

Diluted EPS:     As Reported     $0.278     $ 0.580     $ 0.784
                 Pro Forma       $0.025     $ 0.430     $ 0.677


      For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:


                              2001       2000       1999
                             ----------------------------

Volatility                   30.9%      33.0%      33.6%
Risk-Free Interest Rate       6.3%       5.8%       5.5%
Expected Life of Options     7 yrs.     7 yrs.     7 yrs.


      The weighted average grant date fair value of options granted during 2001, 2000 and 1999 was approximately $11.065, $8.770, and $7.857, respectively.

      The fair values of shares purchased under the Employee Stock Purchase Plan is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                              2001       2000      1999
                             --------------------------

Volatility                   31.9%      27.9%      N/A
Risk-Free Interest Rate       6.1%       5.4%      N/A
Expected Life of Options     6 mos.     6 mos      N/A


      The weighted average purchase date fair value of shares purchased under the Purchase Plan was $5.14 in 2001, and $4.32 in 2000. There were no shares purchased under the Purchase Plan in 1999.

      The effects of applying SFAS No. 123 for the purposes of providing pro forma disclosures may not be indicative of the effects on reported net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after April 2, 1995.

      A summary of stock option activity for the three years ended March 31, 2001 is as follows:


                                                   Weighted
                                                    Average
                                  Number of        Exercise
                                   Shares       Price per Share
                                  -----------------------------

Outstanding at March 28, 1998     2,894,574        $17.450

Granted                           1,004,158        $16.731
Exercised                          (360,975)       $17.418
Terminated                         (541,805)       $17.552
                                  -------------------------

Outstanding at April 3, 1999      2,995,952        $17.196
                                  =========================
Exercisable at April 3, 1999      1,281,565        $17.667
                                  =========================

Granted                           1,165,831        $18.481
Exercised                          (302,188)       $16.642
Terminated                         (140,706)       $18.264
                                  -------------------------

Outstanding at April 1, 2000      3,718,889        $17.603
                                  =========================
Exercisable at April 1, 2000      1,705,625        $17.337
                                  =========================

Granted                           1,255,099        $23.604
Exercised                          (716,912)       $17.179
Terminated                         (119,361)       $17.231
                                  -------------------------

Outstanding at March 31, 2001     4,137,715        $19.508
                                  =========================
Exercisable at March 31, 2001     1,842,814        $18.439
                                  =========================


      The following table summarizes information about stock options outstanding at March 31, 2001:


                              Options Outstanding                           Options Exercisable
                        -------------------------------------------     ---------------------------
                                            Weighted
                                             Average       Weighted                        Weighted
Range of                    Number         Outstanding     Average          Number         Average
Exercise                Outstanding At     Contractual     Exercise     Exercisable At     Exercise
Prices                  March 31, 2001        Life          Price       March 31, 2001      Price
---------------------------------------------------------------------------------------------------

$14.4375 - $16.5000       1,381,652           7.29         $15.7090         666,833        $15.7153
$17.0000 - $22.9063       2,210,063           7.21         $20.1967       1,047,436        $19.3216
$23.1250 - $30.1875         546,000           8.77         $26.3326         128,545        $25.3814
                          ---------                                                        --------

Total                     4,137,715           7.44         $19.5078       1,842,814        $18.4393
                          =========                                                        ========


8.    SAVINGS PLUS PLAN

      The Company's Savings Plus Plan is a 401(k) plan that allows employees to accumulate savings on a pre-tax basis. In addition, the Company makes matching contributions to the Plan based upon pre-established rates. The Company can also make additional discretionary contributions if approved by the Board of Directors. The Company's matching contributions amounted to approximately $1.5 million, $1.4 million and $1.4 million in 2001, 2000 and 1999, respectively. No discretionary contributions were made for the Savings Plan in 2001, 2000 and 1999.

      The Company has no material obligation for post-retirement or post-employment benefits.

9.    TRANSACTIONS WITH RELATED PARTIES

      The Company advances money to various employees for relocation costs and other personal purposes. Loans to employees, which are included in other assets, amounted to approximately $0.6 million as of March 31, 2001, and $0.2 million as of April 1, 2000, and are payable within five years. Certain loans are interest bearing, and the Company records interest income on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The Company amortizes the outstanding loan balance as a charge to operating expense as such amounts are forgiven.

10.   DISCONTINUED OPERATIONS ("BBMS")

      During fiscal year 1999, the Company sold six of its seven regional blood systems for total cash proceeds of $5.3 million. The divestiture was completed during the first quarter of fiscal year 2000 with the sale of the last remaining center. During the second quarter of fiscal year 2000, the Company completed its accounting for the divestiture with the reversal of the excess reserve of $144,000, net of taxes of $68,000.

      For fiscal years 2000 and 1999, the operating results for BBMS have been segregated from the results for the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented.

      The operating losses for BBMS are detailed as follows, in thousands:


                                                                Years Ended
                                                      -------------------------------
                                                      April 1, 2000     April 3, 1999
                                                      -------------------------------
                                                              (in thousands)

Net Revenues                                              $ 413            $16,003
Gross Profit                                                (24)               188
Operating expenses:
  Research and Development                                   --                 --
  Selling, general and administrative                       569              8,496
      Total operating expenses                              569              8,496
Operating loss                                             (593)            (8,308)
Other expense                                                --               (158)
Tax benefit                                                (190)            (2,963)
                                                          ------------------------
Net loss                                                  $(403)           $(5,503)
                                                          ========================

Operating loss (net of taxes) charged to reserve           (403)            (5,401)
Reversal of remaining reserve                               144                 --
                                                          ------------------------
Reflected on consolidated statement of operations         $ 144            $  (102)
                                                          ========================


      Other expense includes an allocation of corporate interest expense of approximately $158,000 in the year ended 1999. The allocation of corporate interest was calculated based upon the percentage of net assets of BBMS to total domestic assets.

      The estimated net loss on disposal of $18.2 million recorded during the year ended March 28, 1998 included a provision for estimated losses after taxes for BBMS of $5.2 million from March 30, 1998 through the date of disposal. With the divestiture complete, there are no remaining discontinued operations reserves on the Company's balance sheet.

11.   SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

       Segment Definition Criteria

       The Company manages its business on the basis of one operating segment: the design, manufacture and marketing of automated blood processing systems. Haemonetics' chief operating decision-maker uses consolidated results to make operating and strategic decisions.
Manufacturing processes, as well as the regulatory environment in which the Company operates, are largely the same for all product lines.

      Product and Service Segmentation

      The Company's principal product offerings include blood bank, red cell, surgical and plasma products.

      The blood bank products comprise machines and single use disposables and solutions that perform "apheresis," the separation of whole blood into its components and subsequent collection of blood components, including platelets and plasma as well as the washing of red blood cells for certain applications. The main device used for these blood component therapies is the MCS(R)+ mobile collection system.

       Red cell products comprise machines and single use disposables and solutions that perform apheresis for the collection of red blood cells. Devices used for the collection of red blood cells are the Red Cell 8150 and MCS (R) 9000.

      Surgical products comprise machines and single use disposables that perform intraoperative autologous transfusion ("IAT") or surgical blood salvage, as it is more commonly known, in orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and returned to a patient. The devices used in the surgical area are the OrthoPAT(R) System, and a full line of Cell Saver(R) autologous blood recovery systems.

      Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS (R) 2.

Years ended (in thousands)


March 31, 2001                       Blood Bank     Red Cells     Surgical     Plasma      Other     Total
--------------                       ----------     ---------     --------     ------      -----     -----

Revenues from external customers      $111,354       $8,088       $66,467      $90,838    $17,113   $293,860

April 1, 2000
-------------

Revenues from external customers       107,830        6,351        64,291       87,138     15,002    280,612

April 3, 1999
-------------

Revenues from external customers       115,247        5,051        62,064       86,567     15,584    284,513


Geographical Segmentation

Years ended (in thousands)


March 31, 2001
--------------

                                    Other       Total
                       United       North       North                    Other       Total
                       States      America     America       Japan       Asia         Asia
                      ----------------------------------------------------------------------

Sales                 $ 96,555     $2,688      $ 99,243     $93,311     $17,865     $111,176
Total Assets           254,480          -       254,480      31,262       5,851       37,113
Long-Lived Assets      109,632          -      $109,632       6,921       2,004        8,925


                                              United                               Other       Total         Total
                      Germany     France      Kingdom      Italy      Austria     Europe      Europe      Consolidated
                      ------------------------------------------------------------------------------------------------

Sales                 $23,996     $18,281     $ 7,353     $ 8,643     $ 6,583     $18,585     $83,441       $293,860
Total Assets            9,256      11,214       2,663       8,841       1,895      19,852      53,721        345,314
Long-Lived Assets       3,231         716         197         884         598       6,135      11,761        130,318


April 1, 2000
-------------

                                    Other       Total
                       United       North       North                    Other       Total
                       States      America     America       Japan       Asia         Asia
                      ----------------------------------------------------------------------

Sales                 $ 91,007     $1,919      $ 92,926     $78,516     $16,579     $ 95,095
Total Assets           233,010         89       233,099      40,682       6,551       47,233
Long-Lived Assets      102,333         89      $102,422       8,639       3,458       12,097


                                              United                               Other       Total         Total
                      Germany     France      Kingdom      Italy      Austria     Europe      Europe      Consolidated
                      ------------------------------------------------------------------------------------------------

Sales                 $26,074     $21,653     $ 8,832     $ 8,912     $ 6,568     $20,552     $92,591       $280,612
Total Assets            8,096      12,288       3,214       8,605       2,006      20,219      54,428        334,760
Long-Lived Assets       2,535         824         479       1,142         411       7,182      12,573        127,092


April 3, 1999
-------------

                                    Other       Total
                       United       North       North                    Other       Total
                       States      America     America       Japan       Asia         Asia
                      ----------------------------------------------------------------------

Sales                 $ 90,153     $1,636      $ 91,789     $87,817     $16,044     $103,861
Total Assets           224,648        475       225,123      35,961      17,831       53,792
Long-Lived Assets       83,270        475       $83,745       8,867      14,675       23,542


                                              United                               Other       Total         Total
                      Germany     France      Kingdom      Italy      Austria     Europe      Europe      Consolidated
                      ------------------------------------------------------------------------------------------------

Sales                 $23,724     $21,852     $10,043     $ 8,291     $ 5,777     $19,176     $88,863       $284,513
Total Assets           11,100      14,203       5,131      10,108       2,844      22,374      65,760        344,675
Long-Lived Assets       2,980       1,131         600       1,987         614       7,407      14,719        122,006


12.   ACQUISITIONS

      Transfusion Technologies

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

      Transfusion designs, develops and markets systems for the processing of human blood for transfusion to patients. Its systems are based on centrifuge technology called the Dynamic Disk (TM) and consist of sterile, single-use disposable sets and computer controlled electromechanical devices that control the blood processing procedure. The systems have applications in both autotransfusion and blood component collection technologies.

      The aggregate purchase price, before transaction costs and cash acquired, of approximately $50.1 million is comprised of $36.5 million to Transfusion's common and preferred stockholders, and warrant and option holders, and $13.6 million, representing the economic value of Haemonetics' 19.8% preferred stock investment in Transfusion made in November 1999. The cash required to purchase the remaining 80.2% interest in Transfusion was $26.6 million, net of cash acquired.

      The Transfusion merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statement of operations includes Transfusion's results of operations commencing on the date of acquisition. The purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. The fair market value of liabilities included in the net assets purchased was $6.3 million. The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. The excess of the purchase price over the fair market value of the net assets acquired is recorded as goodwill in the amount of $2.8 million. The goodwill is being amortized over 20 years.

      The present allocation of the purchase price over the fair market value of the assets acquired is as follows (in thousands):


      Consideration paid                              $45,046
      Plus other estimated transaction costs            1,607(i)

      Total estimated purchase price                   46,653
      Less: estimated fair value of Transfusion's
       Identifiable net assets on March 31, 2001       43,832

      Total estimated goodwill due to acquisition       2,821

(i) Transaction costs primarily include professional fees, costs to close down the Transfusion Technologies' facility and severance costs.

      In-Process Research and Development

      Included in the purchase price allocation for the acquisition of Transfusion was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of the fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in the 12 months ended March 31, 2001 consolidated statement of operations. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations.

      An independent valuation was performed to assess and allocate a value to the purchased IPR&D. The value represents the estimated fair market value based on risk-adjusted future cash flows generated by the products employing the in-process technology over a 10-year period. Estimated future after-tax cash flows for each product were based on Transfusion's and Haemonetics' estimates of revenue, operating expenses, income taxes, and charges for the use of contributory assets. Additionally, these cash flows were adjusted to compensate for the existence of any core technology and development efforts that were to be completed post-acquisition.

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

      The discount rates used to present-value the projected cash flows were based on a weighted average cost of capital relative to Transfusion and its industry adjusted for the product-specific risk associated with the purchased IPR&D projects. Product-specific risk includes such factors as: the stage of completion of each project, the complexity of the development work completed to date, the likelihood of achieving technological feasibility, and market acceptance.

      The forecast data employed in the valuation were based upon projections created by Transfusion's management and Haemonetics management's estimate of the future performance of the business. The inputs used in valuing the purchased IPR&D were based on assumptions that management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events or circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While management believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on Haemonetics' financial condition and results of operations.

      A brief description of the IPR&D projects related to the acquisition of Transfusion, including their estimated stage of completion and associated discount rates used in the accounting for them, is outlined below.

      Chairside Separator ("CSS") The CSS is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, Haemonetics estimated that the CSS project was 95% complete and that product sales would commence by the fourth quarter of 2002. The IPR&D value assigned to the CSS was $17.6 million. A discount rate of 33% was employed in the analysis.

      Red Cell Collector ("RCC") The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates the whole blood while separating it into red blood cells and plasma. The plasma and 500ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, Haemonetics estimated that the RCC project was 65% complete and that product sales would commence by the second quarter 2003. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33% was employed in the analysis.

      The following unaudited pro forma summary combines the consolidated results of operations of Haemonetics and Transfusion as if the acquisition had occurred as of the beginning of the fiscal year presented after giving effect to certain adjustments including adjustments to reflect reductions in depreciation expense, increases in intangible and goodwill amortization expense and lost interest income. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if Haemonetics and Transfusion had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.


                                                                Twelve Months Ended
                                                          --------------------------------
                                                          March 31, 2001     April 1, 2000
                                                          --------------     -------------
                                                               (In thousands, except
                                                                 per share amounts)

Net revenues                                                 $295,236          $279,389
Operating income                                               26,457            13,988
Income from continuing operations                              21,680             9,526
Basic and diluted income per common share
 from continuing operations:
  Basic                                                      $  0.857          $  0.365
  Diluted                                                    $  0.834          $  0.359
Weighted average number of common shares outstanding:
  Basic                                                        25,299            26,087
  Diluted                                                      26,005            26,501


      Unusual charges expensed in the 12 months ended March 31, 2001 resulting from the acquisition of Transfusion amounted to $4.6 million. Included in the unusual charges were $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to Haemonetics employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which the Company decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics was written down by its 19.8% share of the losses incurred by Transfusion from November of fiscal year 2000 through the date of acquisition of the remaining 80.2%. For fiscal year 2001, the charge to the statement of operations related to this equity adjustment was $ 1.3 million. In addition, the Company restated its investment in Transfusion on the balance sheet for losses incurred through April 1, 2000. Retained earnings at April 1, 2000, and the statement of operations for the 12 months ended April 1, 2000, reflected a $3.6 million charge, $0.7 million of which related to the cost to equity method of accounting adjustment and $2.9 million of which related to IPR&D attributable to Haemonetics' initial investment.

      Plasma collection bottle plant

      In January 2001, the Company purchased the assets of Alpha
Therapeutic Corporation's ("Alpha") Compton, California plasma collection bottle plant for $8.3 million. Cash of $7.5 million was paid to Alpha with $0.8 million held in escrow. The disposable plastic bottles made at the plant are used by many of the Company's existing U.S.

Commercial Plasma customers. As part of the transaction, the Company signed long-term, exclusive supply agreements with Alpha for plasma collection bottles and 4% Sodium Citrate anticoagulant solutions that are used in each plasma collection.

      The asset purchase was accounted for using the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. An independent valuation was performed to assess and allocate value to certain purchased tangible assets including property, plant and equipment. A separate independent valuation was performed to assess and allocate value to the customer base purchased in conjunction with the acquisition. This intangible asset is being amortized over 15 years. The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. At March 31, 2001, the excess of the purchase price over the fair market value of the net assets acquired is recorded as goodwill in the amount of $0.7 million. The goodwill is being amortized over 15 years.

13.   UNUSUAL ITEM

      In January 1998, the Chinese Government (Ministry of Health) issued an executive order to automate manual plasmapheresis throughout China. By March 1998, the Company had placed approximately 1,200 plasma collection machines in China under a sales-type lease contract with a local distributor. The sales-type lease contract included minimum annual disposable products use commitments per machine under contract and included a ramp-up period.

      In March 2000, the Company reassessed its ability to realize the full value of the sales-type lease as originally recorded given that the ramp up in disposable purchases expected had not materialized. In the Company's opinion two main factors or market conditions contributed to the Distributor's failure to meet its disposable purchase commitments.
Although it passed an executive order in 1998 making manual plasma collection unlawful, the Chinese Government failed to enforce this and manual plasma collection, which is much less costly for the collector, continues for a large percentage of total plasma collections. Secondly, the availability of, and lack of enforcement against, unauthorized local copies of disposable products at a lower cost significantly impacted purchases from foreign suppliers.

      Given the change in market conditions, a reassessment of the contract was performed with a new estimate of future disposable purchases and related cash flows considering the reduced percentage of the market willing to use automated collection with foreign manufactured products and because of pricing concessions extended to the local distributor by Haemonetics. Based on the reassessment, the Company wrote down the investment in sales type leases by $9.5 million during the fourth quarter of fiscal year 2000 and reflected this as an unusual charge on the consolidated statement of operations.

                  Report of Independent Public Accountants

To the Stockholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and subsidiaries as of March 31, 2001 and April 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haemonetics Corporation and its subsidiaries as of March 31, 2001 and April 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                       S/ARTHUR ANDERSEN

Boston, Massachusetts
April 27, 2001



Boston, Massachusetts
April 27, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) The information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 24, 2001.

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

      THOMAS D. HEADLEY joined Haemonetics in September 2000 as Executive Vice President with responsibility for worldwide research and development. Prior to joining Haemonetics, Mr. Headley worked for Transfusion Technologies Corporation, which he founded with two other executives in 1994. While with Transfusion Technologies, Mr. Headley served as President and CEO from 1994 through 1999 and as Chairman of the Board from 1999 to 2000 when Haemonetics acquired the company. In addition, Mr. Headley worked at Haemonetics from 1975 until 1992. During that period, he held various positions including Director of R&D and QA, General Manager - Japan and Far East, and Director of the US Commercial Plasma Business.

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

      RONALD J. RYAN joined Haemonetics in 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Haemonetics Mr. Ryan was employed by Converse Inc., North Reading, Massachusetts, where his most recent position was Senior Vice President of Operations. Previously, Mr. Ryan was Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to Converse Inc., Mr. Ryan was employed with Bristol-Myers Squibb as Vice President of Finance and Business Planning for the Europe, Middle East and Africa Division. Prior to Bristol-Myers Squibb, Mr. Ryan was Vice President of Planning and Control International at American Can Company.

      TIMOTHY R. SURGENOR joined Haemonetics in January 2000, as Executive Vice President with responsibility for business development, advanced R&D, the worldwide solutions business, and quality assurance. In January 2001, he also assumed responsibility for the Platelet and Red Cell Business Units. Prior to joining Haemonetics, Mr. Surgenor was President of Genzyme Tissue Repair, a publicly traded cell therapy division of Genzyme Corporation, Cambridge, Massachusetts, from 1995 until 1999. Prior to Genzyme, Mr. Surgenor was Executive Vice President and Chief Financial Officer of BioSurface Technology, Inc. and held various positions in operations at Integrated Genetics, Inc.

      STEPHEN C. SWENSON joined Haemonetics in December 2000, as Executive Vice President responsible for the worldwide field organization, encompassing the sales and marketing teams for the United States, Europe, and Asia. Prior to joining Haemonetics, Mr. Swenson was President and CEO of Illuminis Corporation, an eHealth company that focused on internet communications for diagnostic medical images. Prior to this, he spent twenty years with the Hewlett-Packard Medical Group. His most recent responsibilities were Worldwide Marketing Manager and General Manager, North American Field Operations.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 24, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 24, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      The following documents are filed as a part of this report:

(a)   Financial Statements are included in Part II of this report

      Financial Statements required by Item 8 of this Form

      Consolidated Statements of Operations                 34
      Consolidated Balance Sheets                           35
      Consolidated Statements of Stockholders' Equity       36
      Consolidated Statements of Cash Flows                 37
      Notes to Consolidated Financial Statements            38
      Report of Independent Public Accountants              60

      Schedules required by Article 12 of Regulation S-X

      II  Valuation and Qualifying Accounts                 67

      All other schedules have been omitted because they are not applicable or not required.

(b)   Reports on Form 8-K
      None

(c)   Exhibits required by Item 601 of Regulation S-K are listed in the
      Exhibit Index at page 64, which is incorporated herein by reference.

                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAEMONETICS CORPORATION

                                       By:  /s/  Sir Stuart Burgess
                                            ------------------------------
                                            Sir Stuart Burgess
                                            Chairman

                                       By:  /s/ James L. Peterson
                                            ------------------------------
                                            James L. Peterson,  President
                                            and Chief Executive Officer

June 18, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                  Title                             Date
          ---------                                  -----                             ----

/s/  Sir Stuart Burgess           Chairman of the Board                            June 18, 2001
-----------------------------
Sir Stuart Burgess

/s/  James L. Peterson            President and Chief Executive Officer            June 18, 2001
-----------------------------     Director
James L. Peterson

/s/  Ronald J. Ryan               Sr. Vice President of Finance                    June 18, 2001
-----------------------------     and Chief Financial Officer,
Ronald J. Ryan                    (Principal Financial and Accounting Officer)

/s/  Yutaka Sakurada              Sr. Vice President Haemonetics Corp.             June 18, 2001
-----------------------------     and President, Haemonetics Japan
Yutaka Sakurada                   Director

/s/  Benjamin L. Holmes           Director                                         June 18, 2001
-----------------------------
Benjamin L. Holmes

/s/  Donna C. E. Williamson       Director                                         June 18, 2001
-----------------------------
Donna C. E. Williamson

/s/  N. Colin Lind                Director                                         June 18, 2001
-----------------------------
N. Colin Lind

/s/  Harvey G. Klein  M.D.        Director                                         June 18, 2001
-----------------------------
Harvey G. Klein M.D.

/s/  Ronald G. Gelbman            Director                                         June 18, 2001
-----------------------------
Ronald G. Gelbman


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

10. Material  Contracts
10A* The 1990 Stock Option Plan, as amended (filed as Exhibit 4A to the Company's Form S-8 No. 33-42006 and incorporated herein by reference).
10B* Form of Option Agreements for Incentive and Non-qualified Options (filed as Exhibit 10B to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
10C* Credit Facility with Swiss Bank Corporation (filed as Exhibit 10J to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
10D* Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
10E* Lease dated July 3, 1991 between Starwood Financial Inc. and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10F* Amendment No. 1 to Lease dated July 3, 1991 between Starwood Financial Inc. and the Company for the child care facility (filed as Exhibit 10N to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10G* Bank Overdraft Facility between The Sumitomo Bank and the Company with an annual renewal beginning February 28, 1993 (filed as Exhibit 10O to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10H* Bank Overdraft Facility between The Mitsubishi Bank and the Company with an annual renewal beginning June 30, 1993 (filed as Exhibit 10P to the Company's Form 10-K, No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10I* Short-term Loan Agreement between The Mitsubishi Bank and the Company renewable every three months (filed as Exhibit 10Q to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10J* Amendment No. 2 to Lease dated July 3, 1991 between Starwood Financial Inc. and the Company (filed as Exhibit 10S to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10K* Real Estate purchase agreement dated May 1, 1994 between 3M UK Holding PLC and the Company (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

10L* 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10M* Real Estate purchase agreement dated September 30, 1994 between The Midland Mutual Life Insurance Company and the Company (filed as
      Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
10N* Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
10O* Asset Purchase Agreement dated as of July 18, 1995 between DHL Laboratories and the Company (filed as Exhibit 10AF to the Company's Form 10-K No. 1-10730 for the year ended March 30, 1996 and incorporated herein by reference).
10P* First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
10Q* Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10R* Note Purchase agreement whereby Haemonetics Corporation authorized sale of $40,000,000, 7.05% Senior Notes due October 15, 2007 (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 27, 1997 and incorporated herein by reference).
10S* 1998 Employee Stock Purchase Plan (filed as Exhibit 10Z to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
10T* 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
10U* Lease, dated July 29, 1997 between New Avon Limited Parnership and the Company for the property in Avon, Massachusetts (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
10V* Agreement on Bank Transactions between Haemonetics Corporation and the Bank of Tokyo-Mitsubishi, Ltd. dated February 14, 1985 (filed as
      Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1999 and incorporated herein by reference).
10W* Agreement and Plan of Merger dated September 4, 200 between Haemonetics Corporation and Transfusion Technologies Corporation (filed as Exhibit 2.1 to the Company's Form 8-K No. 1-14041 dated September 29, 2000 and incorporated herein by reference).
10X* Amendment dated September 29, 2000 to the 7.05% Senior Notes Plan (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 30, 2000).
10Y*  Haemonetics Corporation 2000 Long-term Incentive Plan (filed as
      Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000).
10Z* Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000).

21. Subsidiaries of the Company
23. Consent of the Independent Public Accountants

[FN]
--------------------
*  Incorporated by reference.

                   (All other exhibits are inapplicable.)

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
       SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATIED FINANCIAL STATEMENTS

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements included in Haemonetics Corporation and subsidiaries' Annual Report to Shareholders and in this Form 10-K, and have issued our report thereon dated April 27, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       S/ARTHUR ANDERSEN

Boston, Massachusetts
April 27, 2001

                                                                SCHEDULE II

                           HAEMONETICS CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)


                                       Balance      Charged                      Balance
                                         at         to Cost      Write-Offs        at
                                      Beginning       and          (Net of       End of
                                      of Period     Expenses     Recoveries)     Period

For Year Ended March 31, 2001

  Allowance for Doubtful Accounts       1,149         279            (195)       1,233

For the Year Ended April 1, 2000

  Allowance for Doubtful Accounts         747         625            (223)       1,149
  Discontinued Operations Reserve       5,616           0          (5,616)           0

For the Year Ended April 3, 1999

  Allowance for Doubtful Accounts         818         687            (758)         747
  Restructuring Reserve                 1,706           0          (1,706)           0
  Discontinued Operations Reserve      28,000           0         (22,384)       5,616
