Form 10-Q
period 2001-06-30
HAEMONETICS CORP
filed 2001-08-10
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:  June 30, 2001      Commission File Number:  1-10730
                        -------------                               -------


                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)

       Massachusetts                                   04-2882273
---------------------------------                  -------------------
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

          26,128,484 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                                June 30, 2001

                           HAEMONETICS CORPORATION
                                    INDEX

                                                                          PAGE
                                                                          ----

PART I.     Financial Information

      Unaudited Consolidated Statements of Operations -                      2
       Three Months Ended June 30, 2001
       and July 1, 2000

      Unaudited Consolidated Balance Sheets - June 30, 2001                  3
       and March 31, 2001

      Unaudited Consolidated Statements of Stockholders' Equity -            4
       Three Months Ended June 30, 2001

      Unaudited Consolidated Statements of Cash Flows -                      5
       Three Months Ended June 30, 2001 and July 1, 2000

      Notes to Unaudited Consolidated Financial Statements                6-13

      Management's Discussion and Analysis of Financial Condition and    14-21
       Results of Operations

      Quantitative and Qualitative Disclosures about Market Risk         22-23

PART II.    Other Information                                               24

      Signatures                                                            25

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                  Three Months Ended
                                                  -------------------
                                                  June 30,    July 1,
                                                  2001        2000
                                                  -------------------

Net revenues                                      $75,801     $70,265
Cost of goods sold                                 39,498      36,819
                                                  -------------------
Gross profit                                       36,303      33,446

Operating expenses:
  Research and development                          4,765       4,173
  Selling, general and administrative              22,006      20,985
  Other unusual charges relating to acquisition         -         440
                                                  -------------------
    Total operating expenses                       26,771      25,598
                                                  -------------------

Operating income                                    9,532       7,848

Interest expense                                     (983)     (1,021)
Interest income                                     1,093       1,182
Other income, net                                     969         806
                                                  -------------------

Income before provision for income taxes           10,611       8,815

Provision for income taxes                          2,971       2,591
                                                  -------------------

Income before cumulative effect of change
 in accounting principle                            7,640     $ 6,224

Cumulative effect of change in accounting
 principle, net of tax                              2,304           -
                                                  -------------------

Net income                                        $ 9,944     $ 6,224
                                                  ===================

Basic income per common share
  Income before cumulative effect of change
   in accounting principle                        $  0.29     $  0.25
  Cumulative effect of change in accounting
   principle, net of tax                             0.09           -
  Net income                                         0.38        0.25

Income per common share assuming dilution
  Income before cumulative effect of change
   in accounting principle                        $  0.28        0.24
  Cumulative effect of change in accounting
   principle, net of tax                             0.09           -
  Net income                                         0.37        0.24

Weighted average shares outstanding
  Basic                                            25,979      25,248
  Diluted                                          26,947      25,731

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                         June 30,    March 31,
                    ASSETS                                 2001        2001
                                                         ---------------------

Current assets:
  Cash and short term investments                        $ 40,959     $ 41,441
  Available-for-sale investments                         $ 45,454     $ 33,042
  Accounts receivable, less allowance of $1,329
   at June 30, 2001 and $1,233 at March 31, 2001           61,800       59,842
  Inventories                                              56,671       54,007
  Current investment in sales-type
   leases, net                                              5,616        5,680
  Deferred tax asset                                       18,054       19,982
  Other prepaid and current assets                         13,573        5,170
                                                         ---------------------
      Total current assets                                242,127      219,164
                                                         ---------------------
Property, plant and equipment                             208,092      203,883
  Less accumulated depreciation                           125,983      120,632
                                                         ---------------------
Net property, plant and equipment                          82,109       83,251
Other assets:
  Investment in sales-type leases, net
   (long-term)                                              3,810        5,391
  Other intangibles, less accumulated amortization of
   $894 at June 30, 2001 and $599 at March 31, 2001        19,063       19,107
  Goodwill, less accumulated amortization of $7,922
   at June 30, 2001 and March 31, 2001                     12,388       14,426
  Deferred tax asset                                        8,173        1,737
  Other long-term assets                                    1,978        2,238
                                                         ---------------------
      Total other assets                                   45,412       42,899
                                                         ---------------------
      Total assets                                       $369,648     $345,314
                                                         =====================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities
   of long-term debt                                     $ 28,403     $ 22,438
  Accounts payable                                         11,923       13,350
  Accrued payroll and related costs                         9,535       10,072
  Accrued income taxes                                     16,742       14,791
  Other accrued liabilities                                17,498       18,796
                                                         ---------------------
      Total current liabilities                            84,101       79,447
                                                         ---------------------
Long-term debt, net of current maturities                  47,303       47,281
Other long-term liabilities                                 3,004        3,070
Stockholders' equity:
  Common stock, $.01 par value;
   Authorized - 80,000,000 shares;
   Issued 31,056,606 shares at June 30, 2001;
   30,721,723 shares at March 31, 2001                        311          307
  Additional paid-in capital                               93,759       87,958
  Retained earnings                                       244,297      234,325
  Other comprehensive loss                                (13,893)     (17,618)
                                                         ---------------------
Stockholders' equity before treasury stock                324,474      304,972
  Less: treasury stock 4,928,122 shares at
   cost at June 30, 2001 and 4,940,390 shares
   at cost at March 31, 2001                               89,234       89,456
                                                         ---------------------
      Total stockholders' equity                          235,240      215,516
                                                         ---------------------
      Total liabilities and stockholders' equity         $369,648     $345,314
                                                         =====================


The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Unaudited- in thousands)


                                Common Stock     Additional                              Other           Total
                               --------------     Paid-in     Treasury    Retained   Comprehensive   Stockholders'   Comprehensive
                               Shares    $'s      Capital      Stock      Earnings    Income(loss)      Equity       Income (loss)
                               ---------------------------------------------------------------------------------------------------

Balance, March 31, 2001        30,722    $307     $87,958     $(89,456)   $234,325     $(17,618)        $215,516

  Employee stock purchase
   plan                           ---     ---         ---          222          28          ---              250
  Exercise of stock options
   and related tax benefit        335       4       5,801          ---         ---          ---            5,805
  Net income                      ---     ---         ---          ---       9,944          ---            9,944        $ 9,944
  Foreign currency
   translation adjustment         ---     ---         ---          ---         ---       (1,048)          (1,048)        (1,048)
  Unrealized gain on
   derivatives                    ---     ---         ---          ---         ---        4,773            4,773          4,773
                                                                                                         ------
  Comprehensive income            ---     ---         ---          ---         ---          ---              ---        $13,669
                               -----------------------------------------------------------------------------------------=======
Balance, June 30, 2001         31,057    $311     $93,759     $(89,234)   $244,297     $(13,893)        $235,240
                               =================================================================================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                Three Months Ended
                                                                ------------------
                                                                Jun 30,     Jul 1,
                                                                 2001        2000
                                                                ------------------

Cash Flows from Operating Activities:
  Net income                                                    $ 9,944    $ 6,224
                                                                ------------------

  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Non cash items:
    Cumulative effect of change in accounting principle,
     net of tax                                                  (2,304)        --
    Depreciation and amortization                                 5,837      6,027
    Deferred tax (expense) benefit                               (4,508)         9
    Equity in losses of investment (note 10)                         --        440
    Other unusual non-cash charges                                   --        787
    Realized gain from exchange rate fluctuations                (1,116)        --

  Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable - net             (2,167)       169
    (Increase) decrease in inventories                           (4,556)       675
    Decrease in sales-type leases (current)                          64        580
    Increase in prepaid income taxes                               (122)      (225)
    (Increase) decrease in other assets                           1,856     (1,352)
    Decrease in accounts payable, accrued
     expenses and other current liabilities                      (1,415)    (8,884)
                                                                ------------------
    Net cash provided by operating activities                     1,513      4,450

Cash Flows from Investing Activities:
  Purchases of available-for-sale investments                   (23,580)    (4,278)
  Gross proceeds from sale of available-for-sale investments     11,167      3,858
  Capital expenditures on property, plant and equipment,
   net of retirements and disposals                              (2,926)    (3,195)
  Net decrease in sales-type leases (long-term)                   1,581      1,534
                                                                ------------------
      Net cash used in investing activities                     (13,758)    (2,081)
                                                                ------------------

Cash Flows from Financing Activities:
  Proceeds (payments) on long-term real estate mortgage             (86)         0
  Net (decrease) increase in short-term revolving
   credit agreements                                              5,844     (8,136)
  Net (decrease) increase in long-term credit agreements             89       (126)
  Employee stock purchase plan purchases                            250        209
  Exercise of stock options and related tax benefit               5,805        894
  Purchase of treasury stock                                         --     (4,729)
                                                                ------------------
      Net cash used in financing activities                      11,902    (11,888)

Effect of exchange rates on cash and cash equivalents              (139)       (34)
                                                                ------------------
Net decrease in cash and cash equivalents                          (482)    (9,553)

Cash and cash equivalents at beginning of period                 41,441     25,882
                                                                ------------------
Cash and cash equivalents at end of period                      $40,959    $16,329
                                                                ==================

Non-cash investing and financing activities:
  Transfers from inventory to fixed assets
   for Haemonetics placement equipment                          $ 1,767    $ 1,441

Supplemental disclosures of cash flow information:
  Interest paid                                                 $ 1,628    $ 1,670
  Income taxes paid                                             $ 2,480    $ 1,084

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. The Company believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the three months ended June 30, 2001. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's audited annual financial statements.

2.    FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. Both fiscal year 2002 and 2001 include 52 weeks with the first quarter of each fiscal year including 13 weeks.

3.    Accounting for Shipping and Handling Costs

      In the fourth quarter of fiscal year 2001, the Company adopted Emerging Issues Task Force No. 00-10, ("EITF 00-10",) "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Prior to implementing EITF 00-10, shipping and handling costs billed to a customer were netted against shipping and handling costs recorded in cost of goods sold and selling, general and administrative expenses. The first quarter of fiscal year 2001 has been adjusted to comply with this change in classification of freight revenue.

      The EITF consensus also requires an entity to disclose the amount of shipping and handling costs and the line item on the income statement that includes such costs if the costs are not in cost of goods sold and are significant. Shipping and handling costs are included in costs of goods sold with the exception of $1.5 million and $0.9 million for fiscal year 2002 and 2001, that are included in selling, general and administrative expenses.

4.    New Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement supercedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets," and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies whereby the entity's fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended June 30, 2001. The goodwill associated with past acquisitions is no longer subject to amortization over its estimated useful life. Such goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. See Notes 5 and 6 for additional disclosure information required by SFAS No. 142.

      In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective April 1, 2001. These standards were adopted as of April 1, 2001 as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued

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

      The Company enters into forward exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues. The purpose of the Company's foreign hedging activities is to minimize, for a period of time, the unforeseen impact on the Company's results of operations of fluctuations in foreign exchange rates. The Company also enters into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

      At June 30, 2001, the Company had 28 forward contracts outstanding, all maturing in less than twelve months, to exchange Euro equivalent currencies and the Japanese yen primarily for U.S. dollars totaling $109.0 million. Of these contracts, six, totaling $21.7 million, represented contracts with zero fair value relating to inter-company receivables put in place at quarter end, that settle within 35 days after quarter-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in forward points is excluded from the Company's assessment of hedge effectiveness. At adoption, the Company recorded the fair value of these contracts of $9.2 million as an asset on the balance sheet. The change in the fair value of the contracts associated with changes in the spot rate as of April 1, 2001 of $6.4 million was recorded in other comprehensive income, net of tax. The change in the fair value of the contracts attributable to forward points, which are excluded from the Company's assessment of hedge effectiveness, totaled $3.2 million as of April 1, 2001. This amount was recorded as a cumulative effect of a change in accounting principle, net of tax.

      At June 30, 2001, the fair value of the forward contracts was $8.2 million. Of this amount, $6.6 million was recorded in other comprehensive income, net of tax. For the three months ended June 30, 2001, the change in the fair value attributable to forward points totaled approximately $1.0 million. This balance was excluded from the assessment of hedge effectiveness and was recorded as other income, net for the three-months ended June 30, 2001.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued

A summary of the accounting discussed above is as follows (in thousands):


                                                                                             Cumulative
                                                                                          Effect of Change
                                                              Other                        in Accounting
(Income)/ Expense                         Asset-Forward   Comprehensive   Other Income,    Principle, net
Cash Flow Hedges- Debit (Credit)            Contracts         Income           net             of tax
                                          ----------------------------------------------------------------

At Adoption of SFAS No. 133, net of tax      $ 9,200        $(4,608)            --            $(2,304)
For 3 months ended June 30, 2001              (1,007)          (165)          (991)                --
                                             --------------------------------------------------------
      Total                                  $ 8,193        $(4,773)         $(991)           $(2,304)
                                             ========================================================

      Prior to the adoption of SFAS No. 133 as amended, the Company recorded forward points as other income upon settlement of the related forward contracts. Under SFAS No. 133 as amended, these points are recorded on a fair value basis over the life of the contracts. For the three months ended June 30, 2001, income from forward points was $4.2 million or $2.8 million higher than if booked under SFAS No. 52, ("Foreign Currency Translation.")

5.    ACQUIRED OTHER INTANGIBLE ASSETS


                                       As of June 30, 2001
                           -------------------------------------------
                                Gross
(in thousands)             Carrying Amount    Accumulated Amortization
                           -------------------------------------------

Asset Class

Patents                        $ 6,539                 $(289)

Unpatented technology            7,418                  (405)

Customer contracts and
related relationships            6,000                  (200)
                               -----------------------------
      Total                    $19,957                 $(894)
                               =============================

      Aggregate amortization expense for amortized other intangible assets for the three months ended June 30, 2001 is $295,000. Additionally, future amortization expense on other intangible assets for each of the succeeding five fiscal years is approximated to be $1.2 million.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued


6.    GOODWILL

      The changes in the carrying amount for the three months ended June 30, 2001 are as follows (in thousands):


Carrying amount as of March 31, 2001                $14,426

Adjustment due to the change in the valuation
 of the deferred taxes associated with the
 acquisition of Transfusion Technologies in
 September, 2000.                                    (2,737)

Adjustment due to change in the valuation of
 the liabilities in the acquisition of the
 Alpha Therapeutic Corporation plasma collection
 bottle plant in January, 2001.                         878

Effect of change in rates used for translation         (179)
                                                    -------
Carrying amount as of June 30, 2001                 $12,388
                                                    =======

      The proforma effect on prior year earnings of excluding amortization expense, net of tax, is as follows:


                                                   For the three months ended
(in thousands except per share data)                      July 1, 2000
                                                   --------------------------

Reported net income                                          $6,224
Add back: Goodwill amortization                                 186
                                                             ------
Adjusted net income                                          $6,410
                                                             ------

Basic income per common share:
------------------------------
  Reported net income                                        $ 0.25
  Goodwill amortization                                        0.01
                                                             ------
  Adjusted net income                                        $ 0.25*
                                                             ------

Income per common share assuming full dilution:
-----------------------------------------------
  Reported net income                                        $ 0.24
  Goodwill amortization                                        0.01
                                                             ------
  Adjusted net income                                        $ 0.25
                                                             ------

--------------------
*  Does not add due to rounding.

      With the adoption of SFAS No. 141, there were no changes to amortization expense on acquired other intangible assets.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued

7.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:


                            Jun. 30,    Mar 31,
                              2001        2001
                            -------------------
                               (in thousands)

         Raw materials      $15,628     $16,015
         Work-in-process      5,056       4,237
         Finished goods      35,987      33,755
                            -------------------
                            $56,671     $54,007
                            ===================

8.    Net Income Per Share

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding. Diluted EPS includes the effect of potential dilutive securities.


                                     For the three months ended
                                   -----------------------------
                                   June 30, 2001    July 1, 2000
                                   -----------------------------

Basic EPS
---------
Net income                            $ 9,944          $ 6,224

Weighted Average Shares                25,979           25,248
                                      ------------------------
Basic income per share                $   .38          $   .25
                                      ------------------------

Diluted EPS
-----------
Net income                            $ 9,944          $ 6,224

Basic Weighted Average shares          25,979           25,248
Effect of Stock options                   968              483
                                      ------------------------

Diluted Weighted Average shares        26,947           25,731
                                      ------------------------

Diluted income per share              $   .37          $   .24
                                      ------------------------

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued

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

Product and Service Segmentation

      The Company's principal product offerings include blood bank, red cell, surgical and plasma collection products.

      The blood bank products include machines and single use disposables and solutions that perform "apheresis," the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma as well a the washing of red blood cells for certain applications. The main device used for these blood component therapies is the MCS(R)+, mobile collection system.

      Red cell products include machines and single use disposables and solutions that perform apheresis for the collection of red blood cells. Devices used for the collection of red blood cells are the Red Cell 8150 and MCS(R) 9000.

      Surgical products include machines and single use disposables that perform intraoperative autologous transfusion ("IAT") or surgical blood salvage, as it is more commonly known, in orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and returned back to a patient. The devices used in the surgical area are the OrthoPat(R) System, and a full line of Cell Saver(R) autologous blood recovery systems.

      Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS(R)2.

Three months ended (in thousands)


      June 30, 2001                       Blood Bank    Red Cells    Surgical    Plasma    Other    Total
      -------------                       ---------------------------------------------------------------

      Revenues from external customers     $25,498        2,421       17,135     26,898    3,849    75,801


      July 1, 2000
      ------------


      Revenues from external customers     $27,106        1,751       15,967     20,821    4,620    70,265

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued


10.   ACQUISITIONS

      Transfusion Technologies

      In the second quarter of fiscal year 2001, Haemonetics completed the acquisition of Transfusion Technologies Corporation, ("Transfusion.")

      The Transfusion merger was accounted for using the purchase method of accounting for business combinations under Accounting Principles Board (APB) Opinion No. 16, Business Combinations. Accordingly, the accompanying consolidated statements of operations includes Transfusion Technologies' results of operations commencing on the date of acquisition.

(i) The following unaudited pro forma summary combines the consolidated results of operations of Haemonetics and Transfusion as if the acquisition had occurred as of the beginning of the first quarter of fiscal year 2001 after giving effect to certain adjustments including adjustments to reflect reductions in depreciation expense, increases in intangible and goodwill amortization expense and lost interest income. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if Haemonetics and Transfusion had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.


                                                    Three Months Ended
                                                       July 1, 2000

                                                  (in thousands, except
                                                    per share amounts)

      Net revenues                                       $70,971
      Operating income                                     5,941
                                                         -------
      Net income                                           4,728
                                                         -------

      Basic and diluted income per common share:
        Basic                                            $  0.19
        Diluted                                          $  0.18

      Weighted average number of common shares
       outstanding:
        Basic                                             25,248
        Diluted                                           25,731

      The purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. The fair market value of liabilities included in the net assets purchased was $6.3 million. The excess of the purchase price over the fair market value of the net assets acquired had been recorded as goodwill in the amount of $2.8 million. At March 31, 2001, there existed a $6.4 million valuation allowance against the Company's

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--continued

deferred tax asset account to reflect the potential inability of the Company to utilize Transfusion Technology's net operating loss carryforwards before the 15-year carryover period expires. In fiscal year 2002, as part of management's ongoing analysis of the purchase price allocation of the Transfusion acquisition, it was determined that this tax valuation allowance was not necessary. Accordingly, the Company has written down the goodwill by $2.8 million, other acquired intangibles by $2.6 million and the value of other acquired assets related to this transaction by $1.0 million.

11.   UNUSUAL ITEM

Relating to the Acquisition of Transfusion Technologies

      Included in unusual charges in the first quarter of fiscal year 2001 was the adjustment required to modify the 19.8% investment in Transfusion Technologies by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics in November of fiscal year 2000 was written down by its 19.8% share of the losses incurred by Transfusion Technologies from November of fiscal year 2000 through the date of acquisition of the remaining 80.2%. The charge to the consolidated statement of operations related to this cost to equity adjustment was $0.4 million in the first quarter of fiscal year 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The table outlines the components of the consolidated statements of income from operations as a percentage of net revenues:


                                                                                    Percentage Increase/(Decrease)
                                                     Percentage of Net Revenues           Three Months Ended
                                                         Three Months Ended               (in actual dollars)
                                                   -----------------------------    ------------------------------
                                                   June 30, 2001    July 1, 2000               2001/2000
------------------------------------------------------------------------------------------------------------------

Net revenues                                          100.0%           100.0%                      7.9%
Cost of goods sold                                     52.1             52.4                       7.3
                                                      ------------------------------------------------
Gross Profit                                           47.9             47.6                       8.5
Operating Expenses:
  Research and development                              6.3              5.9                      14.2
  Selling, general and administrative                  29.0             29.9                       4.9
  Other unusual charges relating to acquisition          --              0.6                    (100.0)
                                                      ------------------------------------------------

      Total operating expenses                         35.3             36.4                       4.6
                                                      ------------------------------------------------

Operating income                                       12.6             11.2                      21.5
Interest expense                                       (1.3)            (1.4)                     (3.7)
Interest income                                         1.4              1.7                      (7.5)
Other income, net                                       1.3              1.1                      20.2
                                                      ------------------------------------------------

Income before provision for income taxes               14.0             12.6                      20.4
Provision for income taxes                              3.9              3.7                      14.7
                                                      ------------------------------------------------

Income before cumulative effect of change in
 accounting principle, net of tax                      10.1              8.9                      22.8

Cumulative effect of change in accounting
 principle, net of tax                                  3.0               --                     100.0
                                                      ------------------------------------------------

Net income                                             13.1%             8.9%                     59.8%
                                                      ================================================

Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000



                                             Percent Increase / (Decrease)
                                             -----------------------------
                                             Actual dollars    At constant
By geography:            2001       2000      as reported       currency
                         -------------------------------------------------

United States          $28,885    $22,690     27.3%               27.3%

International           46,916     47,575     (1.4)               (0.3%)
                       -----------------------------------------------
Net revenues           $75,801    $70,265      7.9%                8.6%


                                             Percent Increase / (Decrease)
                                             -----------------------------
By product type:         2001       2000     Actual dollars    At constant
                                              as reported       currency
                         -------------------------------------------------
Disposables            $69,704    $62,619     11.3%               11.4%

Misc. & service          3,849      4,621    (16.7%)             (10.9%)

Equipment                2,248      3,025    (25.7%)             (22.1%)
                       -----------------------------------------------
Net revenues           $75,801    $70,265      7.9%                8.6%


Disposable revenue                           Percent Increase / (Decrease)
                                             -----------------------------
by product line:         2001       2000     Actual dollars    At constant
                                              as reported       Currency
                         -------------------------------------------------
Surgical                16,211     14,845      9.2%               11.5%
Blood bank              24,339     25,393     (4.2)               (5.0)
Red cells                2,393      1,673     43.0                52.2
Plasma                  26,761     20,708     29.2                28.4
                       -----------------------------------------------

Disposable revenues    $69,704    $62,619     11.3%               11.4%

Three months ended June 30, 2001 compared to three months ended July 1, 2000

Net Revenues

      Net revenues in 2001 increased 7.9% to $75.8 million from $70.3 million in 2000. With currency rates held constant, net revenues increased 8.6% from 2000 to 2001.

      Disposable sales increased 11.3% year over year at actual rates. With currency rates held constant, disposable sales increased 11.4%. Year over year constant currency disposable sales growth was a result of disposable growth in worldwide Red Cells (up 52.2%), worldwide Surgical (up 11.5%) and worldwide Plasma (up 28.4%). The increase in worldwide red cell sales is primarily attributable to volume increases in the US market as the rollout of this new technology continues to gain strength. The growth in the worldwide surgical disposable sales is mainly attributed to volume increase in the US market with the success of the Company's newly acquired OrthoPAT(R) into the orthopedic market and the strengthening demand for autotransfusion in general. The growth in worldwide Plasma disposables sales is mainly attributed to volume increases of products sold in the US due to an upturn in plasma collections. Of the 28.4% constant currency plasma growth, 8% of it was due to the Company's acquisition of the plasma container business in the fourth quarter of last year. Offsetting these increases in surgical, red cell and plasma disposable sales were decreases in platelets disposable sales in Europe, Japan and in the U.S.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for 91.9% and 89.5% of net revenues for 2001 and 2000, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for 5.1% and 6.2% of the Company's net revenues, at constant currency, for 2001 and 2000, respectively.

      Equipment revenues decreased 25.7% from $3.0 million in 2000 at actual rates and decreased 22.1% year over year with currency rates held constant. The 22.1% constant currency decrease was a result of lower equipment revenues in the platelet business, mainly in the U.S., Europe and Japan. The overall decrease in revenue recognized on equipment shipments represents a continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under long-term, sales-type leases. Reasons for customer preference vary significantly but include the customers' preference to be relieved from certain risks of ownership, particularly the equipment's economic useful life and technological obsolescence. From the Company's point of view, placing Company-owned equipment versus selling it, allows the Company to better track the location and optimize the utilization of the equipment.

      International sales as reported accounted for 61.9% and 67.7% of net revenues for 2001 and 2000, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $36.3 million for the three months ended June 30, 2001 increased $2.9 million or 0.3% as a percent of sales from $33.4 million for the three months ended July 1, 2001. At constant currency, gross profit as a percent of sales decreased slightly by 0.1% yet increased in dollars by $2.8 million or 8.3% from 2000 to 2001. The $2.8 million constant dollar gross profit increase from 2000 was primarily a result of higher sales.

      In 1998, the Company initiated the Company's Customer Oriented Redesign for Excellence ("CORE") Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management, ("TQM"), principals, and the Program aims to increase the efficiency and the quality of, processes and products, and to improve the quality of management at Haemonetics. For the three months of fiscal 2002, the CORE program has contributed approximately $0.3 million of cost savings benefiting the Company's gross profit. The estimated savings for the full twelve months of fiscal year 2002 is expected from initiatives to lower product costs by automating and redesigning the way certain products are made so that less material and labor is needed and by negotiating lower material prices with vendors. These savings are expected to be partially offset by increases in other product costs.

Expenses

      The Company expended $4.8 million (6.3% of net revenues) on research and development in 2001 and $4.2 million (5.9% of net revenues) in 2000. At constant currency rates, research and development as a percent of sales increased by 0.5% and increased in dollars by $0.7 million from 2000 to 2001. The increase in research and development was a result of the Company's objective to reinvest available funds into new product development.

      Selling, general and administrative expenses increased $1.0 million from $21.0 million in 2000 to approximately $22.0 million in 2001. At constant currency, selling, general and administrative expenses increased $1.9 million from 2000 and increased 0.2% as a percent of sales from 2000 to 2001. Increased spending behind the Company's new product selling and marketing activities contributed to the increase. The CORE Program is not expected to have a notable impact in savings on selling, general and administrative expenses during the current year as most savings are expected in gross profit.

Other Unusual charges Relating to the Acquisition of Transfusion
Technologies Corporation

      Included in unusual charges in the three months ended June 1, 2000 was the adjustment required to modify the 19.8% investment in Transfusion Technologies by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the losses incurred by Transfusion Technologies from November of fiscal year 2000 through the date of acquisition of the remaining 80.2%. The charge to the consolidated statement of operations related to this cost to equity adjustment was $0.4 million in the three months ended July 1, 2000.

Operating Income

      Operating income, as a percentage of net revenues, increased 1.4 percentage points to 12.6% from 11.2% in 2000. At constant currency, operating income increased $0.6 million and declined 0.1 percentage points as a percent of sales from 11.5% in 2000. The gross profit increases from the strong disposable sales were almost fully invested back into the business by way of research and development and selling programs.

Foreign Exchange

      The Company generates approximately 62% of its revenues outside the U.S. in foreign currencies. As such, the Company uses a combination of business and financial tools comprised of various natural hedges, (offsetting exposures from local production costs and operating expenses), and forward contracts to hedge its balance sheet and P&L exposures. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

      The Company computes a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index corresponds to the value of sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997.

      For the first quarter of fiscal 2002, the indexed hedge spot rates appreciated 5.2% and for the first quarter of fiscal 2003, the indexed hedge spot rates depreciated 8.9% over the corresponding quarter of the preceding years. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the Haemonetics specific hedge rate index. These indexed hedge rates impact sales in the Company's financial statements.

      The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                          Composite Index     Favorable / (Unfavorable)
                          Hedge Spot Rates       Change vs Prior Year
                          --------------------------------------------

    FY1999          Q1          0.98                    (9.4%)
                    Q2          1.06                   (13.4%)
                    Q3          1.03                    (5.9%)
                    Q4          1.05                    (7.4%)
      1999 Total                1.03                    (9.1%)

    FY2000          Q1          1.10                   (10.8%)
                    Q2          1.09                    (2.8%)
                    Q3          1.04                    (0.6%)
                    Q4          1.07                    (1.0%)
      2000 Total                1.07                    (3.9%)

    FY2001          Q1          1.04                     5.4%
                    Q2          1.00                     8.2%




                    Q3          0.92                    12.9%
                    Q4          0.97                    10.2%
      2001 Total                0.98                     9.1%

    FY2002          Q1          0.99                     5.2%
                    Q2          0.97                     3.3%
                    Q3          1.01                    (8.6%)
                    Q4          1.05                    (7.5%)
      2002 Total                1.00                    (2.0%)

    FY2003          Q1          1.09                    (8.9%)

Other Income, Net

      Interest expense in 2001 was relatively flat as compared to 2000 as the interest rates year over year were relatively unchanged given the large percentage of the fixed rate debt and the average outstanding borrowings were relatively unchanged year over year. Interest income was also relatively flat from 2000 to 2001. Other income net increased $0.2 million due a reduction in amortization as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," effective April 1, 2001 which required that the Company cease amortization of goodwill.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 28.0% for the three months ended June 30, 2001 and 29.4% for the three months ended July 1, 2000. The decrease in the effective tax rate from 2000 to 2001 was primarily attributable to the cost to equity adjustment of $0.4 million in the 3 months ended July 1, 2000. (See Note 11.)

Cumulative Effect of accounting change, net of tax

      In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective, April 1, 2001, the beginning of the Company's 2002 fiscal year. As required, these standards were adopted as a change in accounting principle and accordingly, the effect at adoption of $3.2 million was shown net of taxes of $0.9 million as a cumulative effect of a change in accounting principle on the face of the consolidated statements of operations in the 3 months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, acquisitions, new business development and working capital.

      During the three months ended June 30, 2001, the Company decreased its cash balances, before the effect of exchange rates, by $0.3 million from operating, investing and financing activities which represents a decrease in cash utilization or an increase in cash generated of $9.2 million from the $9.5 million utilized in the Company's operating, investing and financing activities during the three months ended July 1, 2000. The $9.2 million of additional cash generated results from the additional $23.8 million provided by the Company's financing activities in 2001 offset by the $11.7 of additional cash utilized by the Company's investing activities and the $2.9 million of additional cash utilized by the Company's operating activities.

Operating Activities:

      The Company generated $1.5 million in cash from operating activities during the three months ended June 30, 2001 as compared to $4.5 million generated during the three months ended July 1, 2000. The $2.9 million decrease in operating cash flow from fiscal year 2001 to fiscal year 2002 was a result of a $5.6 million decrease in net income adjusted for depreciation, amortization and other non-cash items, a $5.2 million decrease in inventories due to higher finished good equipment and work-in-process inventory levels, a $2.3 million increase in accounts receivable as a result of higher sales as compared to a year ago and $0.5 million from the slow down in reductions to current sales type leases as part of the continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under sales-type leases . These additional uses of cash were offset by additional sources of cash of $3.2 million from a decrease in other assets, a $7.5 million increase in accounts payable and accrued expenses due partially because of higher than normal reductions in accounts payable during the three months ended July 1, 2001 related to treasury stock repurchases.

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

      As measured by the Company's operating cash flow metric, the Company generated $4.8 million and $10.0 million of operating cash during the three months ended June 30, 2001 and July 1, 2000, respectively. The $4.8 million of operating cash flow generated for the three months ended June 30, 2001 resulted from $10.0 million of net income adjusted for non-cash items and $4.4 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases offset by $9.6 million from increased working capital investment, primarily due to higher inventories, higher accounts receivable and lower accrued payables and payroll. The $10.0 million of operating cash generated for the three months ended July 1, 2000 resulted from $7.8 million of net income adjusted for non-cash items, $4.5 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases offset by $2.3 million in higher working capital investment. Non-cash transfers from inventory to property, plant and equipment have been excluded for purposes of this calculation and amounted to approximately $1.8 million and $1.4 million in the three-month periods for 2001 and 2000, respectively.

Investing Activities

      The Company utilized $13.8 million in cash for investing activities from operations during the 3 months ended June 30, 2001, an increase of $11.7 million from the same period a year ago. Due to the Company's growing cash balances during the 3 months ended June 30, 2001, the Company has increased the amount of cash it invests into higher yielding available-for sale securities.

Financing Activities:

      During the three months ended June 30, 2001, the Company generated $23.8 million more cash from its financing activities than during the three months ended July 1, 2000 through a $13.9 million increase in short-term credit revolving credit agreements in Japan, a $4.9 million increase in cash from stock option exercises and $4.7 million in cash savings as a result of the Company's decision not to purchase any treasury shares during the three months ended June 30, 2001.

      At June 30, 2001, the Company had working capital of $159.9 million. This reflects an increase of $ 20.2 million in working capital from the three months ended July 1, 2000.

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement supercedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets," and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies whereby the entity's fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended June 30, 2001. The goodwill associated with past acquisitions is no longer subject to amortization over its estimated useful life. Such goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. See Notes 5 and 6 for additional disclosure information required by SFAS No. 142.

      In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective April 1, 2001. These standards were adopted as of April 1, 2001 as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

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

      The Company enters into forward exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues. The purpose of the Company's foreign hedging activities is to minimize, for a period of time, the unforeseen impact on the Company's results of operations of fluctuations in foreign exchange rates. The Company also enters into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

      At June 30, 2001, the Company had 28 forward contracts outstanding, all maturing in less than twelve months, to exchange Euro equivalent currencies and the Japanese yen primarily for U.S. dollars totaling $109.0 million. Of these contracts, six, totaling $21.7 million, represented contracts with zero fair value relating to inter-company receivables put in place at quarter end, that settle within 35 days after quarter-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in forward points is excluded from the Company's assessment of hedge effectiveness. At adoption, the Company recorded the fair value of these contracts of $9.2 million as an asset on the balance sheet. The change in the fair value of the contracts associated with changes in the spot rate as of April 1, 2001 of $6.4 million was recorded in other comprehensive income, net of tax. The change in the fair value of the contracts attributable to forward points, which are excluded from the Company's assessment of hedge effectiveness, totaled $3.2 million as of April 1, 2001. This amount was recorded as a cumulative effect of a change in accounting principle, net of tax.

      At June 30, 2001, the fair value of the forward contracts was $8.2 million. Of this amount, $6.6 million was recorded in other comprehensive income, net of tax. For the three months ended June 30, 2001, the change in the fair value attributable to forward points totaled approximately $1.0 million. This balance was excluded from the assessment of hedge effectiveness and was recorded as other income, net for the three-months ended June 30, 2001.

      A summary of the accounting discussed above is as follows (in thousands):


                                                                                             Cumulative
                                                                                          Effect of Change
                                                              Other                        in Accounting
(Income)/ Expense                         Asset-Forward   Comprehensive   Other Income,    Principle, net
Cash Flow Hedges- Debit (Credit)            Contracts         Income           net             of tax
                                          ----------------------------------------------------------------

At Adoption of SFAS No. 133, net of tax      $ 9,200        $(4,608)            --            $(2,304)
For 3 months ended June 30, 2001              (1,007)          (165)          (991)                --
                                             --------------------------------------------------------
      Total                                  $ 8,193        $(4,773)         $(991)           $(2,304)
                                             ========================================================

      Prior to the adoption of SFAS No. 133 as amended, the Company recorded forward points as other income upon settlement of the related forward contracts. Under SFAS No. 133 as amended, these points are recorded on a fair value basis over the life of the contracts. For the three months ended June 30, 2001, income from forward points was $4.2 million or $2.8 million higher than if booked under SFAS No. 52, ("Foreign Currency Translation.")

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

Foreign exchange risk

      Approximately 62% of the Company's revenues are generated outside the U.S., yet the Company's reporting currency is the U.S. dollar. Foreign exchange risk arises because the Company engages in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency. Accordingly, whenever the US dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive effect on the Company's results of operations.

      It is the Company's policy to minimize for a period of time, the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues. The Company also enters into forward contracts that settle within 35 days to hedge certain intercompany receivables denominated in foreign currencies. Actual gains and losses on all forward contracts are recorded in operations, offsetting the gains and losses on the underlying transactions being hedged. These derivative financial instruments are not used for trading purposes. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro.

      At June 30, 2001, the Company had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues outstanding:


  Currency      Local Currency    Contract Rate     Current Fwd    Gain / (Loss)    Gain / (Loss)       Maturity
------------------------------------------------------------------------------------------------------------------

Euro                4,500,000     $0.943             3,867,650     $  374,350         370,977        Jul-Sept 2001
Euro                7,450,000     $0.860             6,395,660     $   11,495          11,199         Oct-Dec 2001
Euro                8,000,000     $0.942             6,862,620     $  674,630         647,753         Jan-Mar 2002
Euro                7,550,000     $0.857             6,476,445     $   (4,820)         (4,551)        Apr-Jun 2003
Japanese Yen    1,350,000,000      100.9 per US$    10,907,741     $2,468,225       2,446,001        Jul-Sept 2001
Japanese Yen    1,950,000,000      102.9 per US$    15,880,860     $3,062,450       2,991,241         Oct-Dec 2001
Japanese Yen    1,600,000,000      111.3 per US$    13,159,703     $1,216,204       1,167,980         Jan-Mar 2002
Japanese Yen    1,850,000,000      115.9 per US$    15,371,533     $  595,571         562,626         Apr-Jun 2003
                                  -----------------------------------------------------------
                                  Total:            78,922,212      8,398,105       8,193,226
                                  ===========================================================

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $9.7 million unrealized gain; whereas a 10% weakening of the U.S. dollar would result in a $11.1 million unrealized loss.

Interest Rate Risk

      Approximately 93%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt, however, would change in response to interest rates movements due to its fixed rate nature. At June 30, 2001, the fair value of the Company's long-term debt was approximately $3.2 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40.0 million, 7.05% fixed rate senior notes and the $10.0 million, 8.41% fixed rate mortgage the Company holds. These notes collectively represent approximately 93% of the Company's outstanding long-term borrowings at June 30, 2001. At July 1, 2000, the fair value of the Company's long-term debt was approximately $0.6 million higher than the value of the debt reflected on the Company's financial statements.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at June 30, 2001. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.0 million.

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

         (a).  Exhibits

         No exhibits will be filed as part of this form 10-Q:

         (b).  Reports on Form 8-K.

         None

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HAEMONETICS CORPORATION


Date: August 8 , 2001                  By: /s/ James L. Peterson
                                           ---------------------
                                           James L. Peterson, President and
                                           Chief Executive Officer

Date: August 8, 2001                   By: /s/ Ronald J. Ryan
                                           ------------------
                                           Ronald J. Ryan, Sr. Vice
                                           President and Chief
                                           Financial Officer, (Principal
                                           Accounting Officer)