Form 10-Q
period 2001-09-29
HAEMONETICS CORP
filed 2001-11-08
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the quarter ended:  September 29, 2001     Commission File Number:  1-10730
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

          26,396,204 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                             September 29, 2001

                           HAEMONETICS CORPORATION
                                    INDEX


                                                                       PAGE
                                                                       ----

PART I.     Financial Information

      Unaudited Consolidated Statements of Operations -
       Three and Six Months Ended September 29, 2001
       and September 30, 2000                                              2

      Unaudited Consolidated Balance Sheets - September 29, 2001
       and March 31, 2001                                                  3

      Unaudited Consolidated Statements of Stockholders' Equity -
       Six Months Ended September 29, 2001                                 4

      Unaudited Consolidated Statements of Cash Flows - Six Months
       Ended September 29, 2001 and September 30, 2000                     5

      Notes to Unaudited Consolidated Financial Statements              6-15

      Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       16-29

      Quantitative and Qualitative Disclosures about Market Risk       29-30

PART II.    Other Information                                             31

      Signatures                                                          32

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                               Three Months Ended           Six Months Ended
                                                             -----------------------     -----------------------
                                                             Sept. 29,     Sept. 30,     Sept. 30,     Sept. 30,
                                                                2001         2000          2001          2000
                                                             ---------     ---------     ---------     ---------

Net revenues                                                  $80,704      $ 70,943      $156,505      $141,208
Cost of goods sold                                             40,903        37,522        80,393        74,341
                                                              -------------------------------------------------
Gross profit                                                   39,801        33,421        76,112        66,867

Operating expenses:
  Research and development.                                     4,988         4,261         9,802         8,434
  Selling, general and administrative .                        21,859        20,873        43,824        41,858
    In process research and development (Note 10)                   -        18,606             -        18,606
    Other unusual charges relating to acquisition (Note 10)         -         4,174             -         4,614
                                                              -------------------------------------------------
      Total operating expenses                                 26,847        47,914        53,626        73,512
                                                              -------------------------------------------------

Operating income (loss)                                        12,954       (14,493)       22,486        (6,645)

Interest  expense                                                (981)         (848)       (1,963)       (1,869)
Interest income                                                 1,089         1,126         2,177         2,308
Other income, net                                                 755           844         1,728         1,650
                                                              -------------------------------------------------

Income (loss) before provision for income taxes                13,817       (13,371)       24,428        (4,556)

Provision for income taxes  .                                   3,869         1,746         6,840         4,337
                                                              -------------------------------------------------

Income (loss) before cumulative effect of change in
 accounting principle                                         $ 9,948      $(15,117)      $17,588       $(8,893)
                                                              =================================================

Cumulative effect of change in accounting principle,
 net of tax                                                         -             -         2,304             -
                                                              -------------------------------------------------

Net income (loss)                                             $ 9,948      $(15,117)      $19,892       $(8,893)
                                                              =================================================

Basic income (loss) per common share
  Income (loss) before cumulative effect of change in
   accounting principle                                       $  0.38      $  (0.60)      $  0.67       $ (0.35)
  Cumulative effect of change in accounting principle,
   net of tax                                                       -             -          0.09             -
  Net income (loss)                                           $  0.38      $  (0.60)      $  0.76       $ (0.35)

Diluted income (loss) per common share
  Income (loss) before cumulative effect of change in
   accounting principle                                       $  0.37      $  (0.60)      $  0.65       $ (0.35)
  Cumulative effect of change in accounting principle,
   net of tax                                                       -             -          0.09             -
  Net income (loss)                                           $  0.37      $  (0.60)      $  0.73       $ (0.35)

Weighted average shares outstanding
  Basic                                                        26,287        25,133        26,133        25,191
  Diluted                                                      27,239        25,133        27,093        25,191

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                                              Sept. 29,     March 31,
                                                                                2001          2001
                                                                              ---------     ---------

                                 ASSETS
Current assets:
  Cash and short term investments                                             $ 57,847      $ 41,441
  Available-for-sale investments                                                45,804        33,042
  Accounts receivable, less allowance of $1,337
   at September 29, 2001 and $1,233 at March 31, 2001                           66,800        59,842
  Inventories                                                                   61,986        54,007
  Current investment in sales-type leases, net                                   4,729         5,680
  Deferred tax asset                                                            20,017        19,982
  Other prepaid and current assets                                               7,323         5,170
                                                                              ----------------------
      Total current assets                                                     264,506       219,164
                                                                              ----------------------
Property, plant and equipment                                                  217,020       203,883
  Less accumulated depreciation                                                134,610       120,632
                                                                              ----------------------
Net property, plant and equipment                                               82,410        83,251
Other assets:
  Investment in sales-type leases, net                                           3,396         5,391
  Other intangibles, less accumulated amortization of $1,217 at
   September 29, 2001 and $599 at March 31, 2001                                18,696        19,107
  Goodwill, less accumulated amortization of $7,541 at September 29, 2001
   and $7,827 at March 31, 2001                                                 12,771        14,426
  Deferred tax asset                                                             8,138         1,737
  Other long-term assets                                                         2,095         2,238
                                                                              ----------------------
      Total other assets                                                        45,096        42,899
                                                                              ----------------------
      Total assets                                                            $392,012      $345,314
                                                                              ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt                        33,180        22,438
  Accounts payable                                                              12,254        13,350
  Accrued payroll and related costs                                             12,549        10,072
  Accrued income taxes                                                          17,981        14,791
  Other accrued liabilities                                                     18,272        18,796
                                                                              ----------------------
      Total current liabilities                                                 94,236        79,447
                                                                              ----------------------
Long-term debt, net of current maturities                                       47,303        47,281
Other long-term liabilities                                                      3,136         3,070
Stockholders' equity:
  Common stock, $.01 par value;
   Authorized - 80,000,000 shares;
   Issued 31,324,326 shares at September 29, 2001;
   30,721,723 shares at March 31, 2001                                             313           307
  Additional paid-in capital                                                    98,514        87,958
  Retained earnings                                                            254,245       234,325
  Other comprehensive loss                                                     (16,501)      (17,618)
                                                                              ----------------------
  Stockholders' equity before treasury stock                                   336,571       304,972
    Less: treasury stock 4,928,122 shares at cost at September 29, 2001
     and 4,940,390 shares at cost at March 31, 2001                             89,234        89,456
                                                                              ----------------------
      Total stockholders' equity                                               247,337       215,516
                                                                              ----------------------
      Total liabilities and stockholders' equity                              $392,012      $345,314
                                                                              ======================


The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Unaudited- in thousands)

                              Common Stock    Additional                              Other           Total
                              ------------     Paid-in     Treasury    Retained   Comprehensive   Stockholders'   Comprehensive
                              Shares    $      Capital       Stock     Earnings   Income(loss)       Equity       Income (loss)
                              ------    -    -----------   --------    --------   -------------   -------------   --------------

Balance, March 31, 2001       30,722   $307    $87,958     ($89,456)   $234,325     ($17,618)       $215,516
  Employee stock purchase
   plan                           --     --         --          222          28           --             250
  Exercise of stock options
   and related tax benefit       602      6     10,556           --          --           --          10,562
  Net income                      --     --         --           --      19,892           --          19,892         $19,892
  Foreign currency
   translation adjustment         --     --         --           --          --        1,320           1,320           1,320
  Unrealized loss on
   derivatives                    --     --         --           --          --         (203)           (203)           (203)
                                                                                                    --------
  Comprehensive income            --     --         --           --          --           --              --         $21,009
                              ----------------------------------------------------------------------------------------------

Balance, September 29, 2001   31,324   $313    $98,514     ($89,234)   $254,245     ($16,501)       $247,337
                              ==============================================================================================


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                        Six Months Ended
                                                                     -----------------------
                                                                     Sept. 29,     Sept. 30,
                                                                       2001          2000
                                                                     ---------     ---------

Cash Flows from Operating Activities:
  Net income (loss)                                                  $ 19,892      $ (8,893)

  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Non cash items:
    Cumulative effect of change in accounting principle,
     net of tax                                                        (2,304)           --
    Depreciation and amortization                                      15,487        11,972
    Deferred tax expense                                               (6,419)          (77)
    In process research and development (Note 10)                          --        18,606
    Equity in losses of investment (Note 10)                               --         1,353
    Other unusual non-cash charges (Note 10)                               --         1,282
    Realized gain from exchange rate fluctuations                         726            --

  Change in operating assets and liabilities:
    Increase in accounts receivable - net                              (6,721)       (1,572)
    (Increase) decrease  in inventories                               (10,658)        3,691
    Decrease in sales-type leases (current)                               951         1,686
    Increase in prepaid income taxes                                     (291)         (171)
    Decrease (increase)  in other assets                                1,184          (334)
    Increase (decrease) in accounts payable, accrued
     expenses and other current liabilities                             4,160        (2,849)
                                                                     ----------------------
    Net cash provided by operating activities                          16,007        24,694

Cash Flows from Investing Activities:
  Purchases of available-for-sale investments, net of maturities      (40,251)        9,967
  Gross proceeds from sale of available-for-sale investments           27,489        13,089
  Capital expenditures on property, plant and equipment,
   net of retirements and disposals                                   (10,875)       (6,182)
  Acquisition of Transfusion Technologies Corporation, net
   of cash acquired                                                        --       (26,572)
  Net decrease in sales-type leases (long-term)                         1,995         2,977
                                                                     ----------------------
      Net cash used in investing activities                           (21,642)       (6,721)
                                                                     ----------------------

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                             (174)           --
  Net increase (decrease) in short-term revolving
   credit agreements                                                   10,889       (15,568)
  Net increase (decrease) in long-term credit agreements                  216          (235)
  Employee stock purchase plan  purchases                                 250           208
  Exercise of stock options and related tax benefit                    10,562         2,880
  Purchase of treasury stock                                               --        (4,729)
                                                                     ----------------------
      Net cash provided by (used in) financing activities              21,743       (17,444)

Effect of exchange rates on cash and cash equivalents                     298          (183)
                                                                     ----------------------
Net increase in cash and cash equivalents                              16,406           346

Cash and cash equivalents at beginning of period                       41,441        25,911
                                                                     ----------------------
Cash and cash equivalents at end of period                           $ 57,847      $ 26,257
                                                                     ======================

Non-cash investing and financing activities:
  Transfers from inventory to fixed assets for
   Haemonetics placement equipment                                   $  2,824      $  3,130

Supplemental disclosures of cash flow information:
  Interest paid                                                      $  1,846      $  1,748
  Income taxes paid                                                  $  5,090      $  3,354


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. The Company believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Certain reclassifications were made to prior year balances to conform to the presentation of the consolidated financial statements for the six months ended September 29, 2001. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements.


2.    FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. Both fiscal year 2002 and 2001 include 52 weeks with the first quarter of each fiscal year including 13 weeks.


3.    ACCOUNTING FOR SHIPPING AND HANDLING COSTS

      In the fourth quarter of fiscal year 2001, the Company adopted Emerging Issues Task Force No. 00-10, ("EITF 00-10",) "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Prior to implementing EITF 00-10, shipping and handling costs billed to a customer were netted against shipping and handling costs recorded in cost of goods sold and selling, general and administrative expenses. The second quarter of fiscal year 2001 has been adjusted to comply with this change in classification of freight revenue.

      The EITF consensus also requires an entity to disclose the amount of shipping and handling costs and the line item on the income statement that includes such costs if the costs are not in cost of goods sold and are significant. Shipping and handling costs are included in costs of goods sold with the exception of $1.6 million and $1.0 million for three months ended September 29, 2001 and September 30, 2000 and $3.1 million and $1.9 million for the six months ended September 29, 2001 and September 30, 2001, respectively that are included in selling, general and administrative expenses.


4.    NEW PRONONCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. Instead these assets will be reviewed for impairment on a periodic basis. The Company elected early adoption of SFAS No. 142 during the first fiscal quarter ended June 30, 2001. The goodwill associated with past acquisitions is no longer subject to amortization over its estimated useful life. Such goodwill is subject to an annual assessment of impairment by applying a fair-value based test. See Notes 5 and 6 for additional disclosure information required by SFAS No. 142.

      In accordance with SFAS No. 137, "Accounting for Derivative
Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

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

      At September 29, 2001, the Company had 28 forward contracts outstanding, all maturing in less than twelve months, to exchange Euro equivalent currencies and the Japanese yen primarily for U.S. dollars
totaling $106.7    million. Of these contracts, six, totaling $22.8 million,
represented contracts with zero fair value relating to inter-company receivables put in place at quarter-end, that settle within 35 days after quarter-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in forward points is excluded from the Company's assessment of hedge effectiveness. At adoption, the Company recorded the fair value of these contracts of $9.2 million as an asset on the balance sheet. The change in the fair value of the contracts associated with changes in the spot rate as of April 1, 2001 of $4.6 million was recorded in other comprehensive income, ($6.4 million less taxes of $1.8 million). The change in the fair value of the contracts attributable to forward points, which are excluded from the Company's assessment of hedge effectiveness, totaled $2.3 million ($3.2 million less taxes of $0.9 million) as of April 1, 2001. This amount was recorded as a cumulative effect of a change in accounting principle.

      At September 29, 2001, the fair value of the forward contracts was $1.4 million. Of this amount, $0.2 million was recorded in other comprehensive income, ($0.3 million less taxes of $0.1 million). For the six months ended September 29, 2001, the change in the fair value attributable to forward points totaled approximately $1.9 million. This balance was excluded from the assessment of hedge effectiveness and was recorded as part of other income, net for the six months ended September 29, 2001 in the Company's unaudited consolidated statement of operations.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

A summary of the accounting discussed above is as follows (in thousands):


                                                                                                   Cumulative
                                                                                                Effect of Change
                                                                Other                            in Accounting
(Income)/Expense                          Asset-Forward     Comprehensive      Other (Income)    Principle, net
Cash Flow Hedges - Debit (Credit)           Contracts     Income, net of tax    Expense, net         of tax
                                          ----------------------------------------------------------------------

At adoption of SFAS No. 133, net of tax      $ 9,200           $(4,608)           $    --           $(2,304)

For six months ended September 29, 2001       (7,835)            4,811             (1,868)               --
                                             --------------------------------------------------------------

      Balance                                $ 1,365           $   203


      Prior to the adoption of SFAS No. 133 as amended, the Company recorded forward points as other income when the transactions being hedged was recognized. Under SFAS No. 133 as amended, these points are recorded on a fair value basis over the life of the contracts. For the six months ended September 29, 2001, income from forward points was $5.1 million or $2.3 million higher than if booked under SFAS No. 52, ("Foreign Currency Translation.")


5.    ACQUIRED OTHER INTANGIBLE ASSETS


                              As of September 29, 2001
                           -------------------------------
                           Gross Carrying     Accumulated
(in thousands)                 Amount         Amortization
                           --------------     ------------

Asset Class
Patents                       $ 6,495            $  409

Unpatented technology           7,418               508

Customer contracts and
related relationships           6,000               300
                              -------------------------

      Total                   $19,913            $1,217
                              =========================


      Aggregate amortization expense for amortized other intangible assets for the three months and six months ended September 29, 2001 is $323,000 and $618,000, respectively. Additionally, future amortization expense on other intangible assets for each of the succeeding five fiscal years is approximated to be $1.2 million.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


6.    GOODWILL

      The changes in the carrying amount for the six months ended September 29, 2001 are as follows (in thousands):


Carrying amount as of March 31, 2001                 $14,426

Adjustment due to the change in the valuation
 of acquired net operating losses of Transfusion
 Technologies in September, 2000. ($2,821 gross
 less $84 in accumulated amortization.)               (2,737)

Adjustment due to change in the valuation of
 the liabilities associated with the acquisition
 of the Alpha Therapeutic Corporation plasma
 collection bottle plant in January, 2001.               878

Effect of change in rates used for translation           204
                                                     -------

Carrying amount as of September 29, 2001             $12,771
                                                     =======


      The proforma effect on prior year earnings of excluding amortization expense, net of tax, is as follows:


                                             For the three months ended     For the six months ended
(in thousands except per share data)             September 29, 2000            September 29, 2000
                                             --------------------------     ------------------------

Reported net loss                                    $(15,117)                      $(8,893)
Add back: goodwill amortization                           191                           376
                                                     --------------------------------------
Adjusted net loss                                    $(14,926)                      $(8,517)
                                                     ======================================

Basic and diluted loss per common share:
----------------------------------------

Reported net loss                                    $  (0.60)                      $ (0.35)
Goodwill amortization                                    0.01                          0.01
                                                     --------------------------------------
Adjusted net loss                                    $  (0.59)                      $ (0.34)
                                                     ======================================


      With the adoption of SFAS No. 142, there were no changes to amortization expense on acquired other intangible assets.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


7.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:


                          September 29, 2001     March 31, 2001
                          ------------------     --------------
                                     (in thousands)

      Raw materials            $17,266              $16,015
      Work-in-process            5,715                4,237
      Finished goods            39,005               33,755
                               -------              -------
                               $61,986              $54,007
                               =======              =======



8.    NET INCOME PER SHARE

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding. Diluted EPS includes the effect of potential dilutive common shares. The Company did not include the effect of Stock options in its calculation of Diluted loss per share for the three and six months ended September 30, 2000 as it was anti-dilutive.


                                           For the three months ended
                                    -----------------------------------------
                                    September 29, 2001     September 30, 2000
                                    ------------------     ------------------

Basic EPS
Net income (loss)                        $ 9,948               $(15,117)

Weighted average shares                   26,287                 25,133
                                         ------------------------------

Basic income (loss) per share            $ 0.378               $ (0.602)
                                         ------------------------------


Diluted EPS
Net income (loss)                        $ 9,948               $(15,177)

Basic weighted average shares             26,287                 25,133
Effect of stock options                      952                      -
                                         ------------------------------

Diluted weighted average shares           27,239                 25,133
                                         ------------------------------

Diluted income (loss) per share          $ 0.365               $ (0.602)
                                         ------------------------------


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued



                                            For the six months ended
                                    -----------------------------------------
                                    September 29, 2001     September 30, 2000
                                    ------------------     ------------------

Basic EPS
Net Income (loss)                        $19,892               $ (8,893)

Weighted average shares                   26,133                 25,191
                                         ------------------------------

Basic income (loss) per share            $ 0.761               $ (0.353)
                                         ------------------------------

Diluted EPS
Net income (loss)                        $19,892               $ (8,893)

Basic weighted average shares             26,133                 25,191
Effect of stock options                      960                     --
                                         ------------------------------

Diluted weighted average shares           27,093                 25,191
                                         ------------------------------

Diluted income (loss) per share          $ 0.734               $ (0.353)
                                         ------------------------------



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

      The blood bank products include machines and single use disposables and solutions that perform "apheresis," the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma as well as the washing of red blood cells for certain applications. The main devices used for these blood component therapies is the MCS(R)+, mobile collection system and the Automated Cell Processing ("ACP") 215.

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


      Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS(R)2.


Three months ended (in thousands)

                                           Blood Bank     Red Cells     Surgical     Plasma     Other      Total
                                           ----------     ---------     --------     ------     -----      -----

      September 29, 2001
      ------------------

      Revenues from external customers      $28,729         2,548        17,012      29,389     3,026     $ 80,704

      September 30, 2000
      ------------------

      Revenues from external customers      $27,573         1,855        15,610      21,893     4,012     $ 70,943


Six months ended (in thousands)

                                           Blood Bank     Red Cells     Surgical     Plasma     Other      Total
                                           ----------     ---------     --------     ------     -----      -----

      September 29, 2001
      ------------------

      Revenues from external customers      $54,226         4,968        34,145      56,287     6,879     $156,505

      September 30, 2000
      ------------------

      Revenues from external customers      $54,678         3,607        31,577      42,712     8,634     $141,208



10.   ACQUISITION


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

      The aggregate purchase price, before transaction costs and cash acquired, of approximately $50.1 million was comprised of $36.5 million to Transfusion's common and preferred stockholders, and warrant and option holders, and $13.6 million, representing the economic value of Haemonetics' 19.8% preferred stock investment in Transfusion made in November 1999. The cash required to purchase the remaining 80.2% interest in Transfusion, was $26.6 million, net of cash acquired.

      The Transfusion merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statement of Operations includes Transfusion Technologies' results of

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


operations commencing on the date of acquisition. The purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. The fair market value of liabilities included in the net assets purchased was $6.3 million. The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $2.8 million. The goodwill is being amortized over 20 years.

      At September 29, 2001, the allocation of the purchase price over the fair market value of the assets acquired is as follows:


      Consideration Paid for 80.2%                          $45,046
      Plus other estimated transaction costs                  1,607(i)

      Total estimated purchase price                         46,653
      Less: estimated fair value of Transfusion'
       identifiable net assets on September 15, 2000         43,832

      Total estimated goodwill due to acquisition           $ 2,821

      Gross adjustment due to change in the valuation
       of acquired net operating losses associated with
       the Acquisition of Transfusion Technologies in
       September 2000                                        (2,821)
                                                            -------
       Balance as of September 29, 2001                     $   ---

(i) Transaction costs primarily include professional fees, costs to close down the Transfusion Technologies' facility and severance costs.

      In-Process Research and Development

      Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of the third quarter of fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in the second quarter of fiscal year 2001. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations.

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


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

      Chairside Separator ("CSS"). The CSS is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. Haemonetics estimates that the project was 95% completed at the time of acquisition and product sales would commence by the fourth quarter of 2002. The IPR&D value assigned to the CSS was $17.6 million. A discount rate of 33% was employed in the analysis.

      Red Cell Collector ("RCC"). The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates the whole blood while separating it into red blood cells and plasma. The plasma and 500ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet of by DC battery packs. Haemonetics estimates that the project was 65% completed at the time of acquisition and product sales would commence by the second quarter 2003. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33% was employed in the analysis.

      The following unaudited pro forma summary combines the consolidated results of operations of Haemonetics Corporation and Transfusion Technologies as if the acquisition had occurred as of the beginning of fiscal year 2001 after giving effect to certain adjustments including adjustments to reflect reductions in depreciation expense, increases in intangible and goodwill amortization expense and lost interest income. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if Haemonetics and Transfusion Technologies had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued



                                                Six Months Ended
                                               September 29, 2000
                                              ---------------------
                                              (in thousands, except
                                               per share amounts)

      Net revenues                                  $141,639

      Operating income                                 6,392

      Income from continuing operations                5,551

      Basic and diluted income per common
       share for continuing operations:
        Basic                                       $   0.22
        Diluted                                     $   0.22

      Weighted average number of common
       shares outstanding
        Basic                                         25,191
        Diluted                                       25,738


      Unusual charges expensed as a result of the acquisition of Transfusion Technologies amounted to $4.2 and $4.6 million, respectively, for the three and six months ended September 30, 2000. Included in the unusual charges were $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to Haemonetics employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which the Company decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000 through the date of acquisition of the remaining 80.2%. For fiscal year 2001, the charge to the statement of operations related to this equity adjustment was $0.9 and $
1.3 million, respectively for the three and six months ended September 30, 2000. In addition, the Company restated its investment in Transfusion on the balance sheet for losses incurred through April 1, 2000. Retained earnings at April 1, 2000 was also reduced by $3.6 million, $0.7 million of which related to the cost to equity method of accounting adjustment and $2.9 million of which related to IPR&D attributable to Haemonetics' initial investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The table outlines the components of the consolidated statements of income from operations as a percentage of net revenues:


                                                                                           Three Months Ended
                                                   Percentage of Net Revenue         Percentage Increase/(Decrease)
                                                      Three Months Ended                  (in actual dollars)
                                               ---------------------------------     ------------------------------
                                               Sept. 29, 2001     Sept. 30, 2000               2001/2000
                                               --------------     --------------               ---------

Net revenues                                       100.0%             100.0%                      13.8%
Cost of goods sold                                  50.7               52.9                        9.0
                                                   ---------------------------------------------------
Gross Profit                                        49.3               47.1                       19.1
Operating Expenses:
  Research and development                           6.2                6.0                       17.1
  Selling, general and administrative               27.1               29.4                        4.7
  In process research and development                 --               26.2                     (100.0)
  Other unusual charges related to acquisition        --                5.9                     (100.0)
                                                   ---------------------------------------------------
      Total operating expenses                      33.2               67.5                      (44.0)
                                                   ---------------------------------------------------
Operating income                                    16.1              (20.4)                    (189.4)
Interest expense                                    (1.2)              (1.2)                      15.7
Interest income                                      1.3                1.6                       (3.6)
Other income, net                                    0.9                1.1                      (10.6)
                                                   ---------------------------------------------------
Income (loss) before provision for income taxes     17.1              (18.9)                    (203.3)
Provision for income taxes                           4.8                2.6                      121.6
Net income (loss)                                   12.3%             (21.3)                    (165.8)%
                                                   ===================================================


Three Months Ended September 29, 2001 Compared to Three Months Ended September 30, 2000


                                              Percent Increase/(Decrease)
                                             ------------------------------
                                             Actual dollars     At constant
By geography:         2001        2000        as reported        currency
-------------         ----        ----       --------------     -----------

United States        $29,895     $22,500          32.9%            32.9%

International         50,809      48,443           4.9              7.8
                     --------------------------------------------------
Net revenues         $80,704     $70,943          13.8%            15.8%




                                              Percent Increase/(Decrease)
                                             ------------------------------
                                             Actual dollars     At constant
By product type:      2001        2000        as reported        currency
----------------      ----        ----       --------------     -----------

Disposables          $72,999     $64,286          13.6%            15.1%

Misc. & service        3,026       4,012         (24.6%)          (18.0%)

Equipment              4,679       2,645          76.9%            83.0%
                     --------------------------------------------------
Net revenues         $80,704     $70,943          13.8%            15.8%


Disposable revenue                           Actual dollars     At constant
By product line:      2001        2000        as reported        currency
----------------      ----        ----       --------------     -----------

Surgical             $15,958     $14,221          12.3%            15.1%
Blood bank            26,008      26,451          (1.7)            (0.2)
Red cells              2,548       1,855          37.3             45.2
Plasma                28,485      21,769          30.9             31.0
Disposable revenues  $72,999     $64,286          13.6%            15.1%
                     --------------------------------------------------



Three months ended September 29, 2001 compared to three months ended September 30, 2000

Net Revenues

      Net revenues in 2001 increased 13.8% to $80.7 million from $70.9 million in 2000. With currency rates held constant, net revenues increased 15.8% from 2000 to 2001.

      Disposable sales increased 13.6% year over year at actual rates. With currency rates held constant, disposable sales increased 15.1%. Year over year constant currency disposable sales growth was a result of disposable growth in worldwide Red Cells (up 45.2%), worldwide Surgical (up 15.1%) and worldwide Plasma (up 31.0%). The increase in worldwide red cell sales is primarily attributable to volume increases in the U.S. market as the rollout of this new technology continues to gain strength. The growth in the worldwide surgical disposable sales is mainly attributed to volume increase in the U.S. and Europe with the success of the Company's newly acquired OrthoPAT(R) into the orthopedic market and the strengthening demand for autotransfusion due to increasing number of blood shortages. Worldwide, the OrthoPAT(R) accounted for 9.6% of the constant currency growth in surgical disposable sales. The growth in worldwide Plasma disposables sales is mainly attributed to volume increases of products sold in the U.S. due to an upturn in plasma collections as demand for plasma outpaces supply. Of the 31.0% constant currency Plasma growth, approximately 8.0% of it was due to sales of bottles related to the Company's acquisition of the plasma container business in the fourth quarter of last year. Worldwide Platelet disposable sales were relatively flat as compared to 2000.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for 90.4% and 91.0% of net revenues for 2001 and 2000, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for 5.4% and 3.8% of the Company's net revenues, at constant currency, for 2001 and 2000, respectively.

      Equipment revenues increased 76.9% from $2.6 million in 2000 at actual rates and increased 83.0% or $2.2 million year over year with currency rates held constant. The increase is attributable to sales of platelet and plasma machines internationally and to sales of the new ACP 215 product domestically.

      International sales as reported accounted for 63.0% and 68.3% of net revenues for 2001 and 2000, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing, changes in health care policy and the events of September 11, 2001 and their aftermath.

Gross profit

      Gross profit of $39.8 million for the three months ended September 29, 2001 increased $6.4 million or 2.2% as a percent of sales from $33.4 million for the three months ended September 30, 2000. At constant currency, gross profit as a percent of sales increased by 3.2% and increased in dollars by $7.7 million or 23.9% from 2000 to 2001. The $7.7 million constant currency gross profit increase from 2000 was primarily a result of higher sales, efficiency gains due to higher manufacturing volumes, and cost reductions.

      In 1998, the Company initiated the Company's Customer Oriented Redesign for Excellence ("CORE") Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management ("TQM") principals, and the Program aims to increase the efficiency, and the quality of processes and products, and to improve the quality of management at Haemonetics. For the three months ending September 29, 2001, the CORE program has generated approximately $1.0 million of cost savings benefiting the Company's gross profit. The estimated savings for the full twelve months of fiscal year 2002 is expected from initiatives to lower product costs by automating and redesigning the way certain products are made so that less material and labor is needed and by negotiating lower material prices with vendors. These savings will help to offset increases in other product costs.

Expenses

      The Company expended $5.0 million (6.2% of net revenues) on research and development in 2001 and $4.3 million (6.0% of net revenues) in 2000. At constant currency rates, research and development as a percent of sales increased by 0.3% and increased in dollars by $0.8 million from 2000 to 2001. The increase in research and development is a result of the Company's objective to reinvest available funds into new product development.

      Selling, general and administrative expenses increased $1.0 million from $21.0 million in 2000 to approximately $22.0 million in 2001. At constant currency, selling, general and administrative expenses increased $2.1 million from 2000 yet decreased 1.4% as a percent of sales from 2000 to 2001. Higher sales and increased spending behind the Company's new product selling and marketing activities contributed to the dollar increase year over year. The CORE Program is not expected to have a notable impact in savings related to selling, general and administrative expenses during the current year as most savings are expected in cost of goods sold.

In Process Research and Development (IPR&D) and Other Unusual charges Relating to the Acquisition

      a) In Process Research and Development (IPR&D)

      Upon consummation of the Transfusion Technologies acquisition in the second quarter of fiscal 2001, the Company incurred costs representing the value of the research and development projects. Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in consolidated statement of operations for the three months ending September 30, 2000 (fiscal year 2001). The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use.

Accordingly, the amounts were immediately expensed in the consolidated statement of operations (see Note 10 in the unaudited consolidated financial statements for further discussion of the acquisition and IPR&D charges).

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

      The Company now considers the CSS project 100% complete, having completed the clinical safety study on July 13, 2001 and submission of the 510K to the Food and Drug Administration ("FDA") on September 22, 2001. Product sales will commence upon approval by the FDA which could be one year, or greater, from the submission date.

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

      As of September 29, 2001, the estimated percent completion of the RCC project is 67%. The expected date that product sales will commence is fiscal year 2004. All other estimates for cost of sales, S, G&A costs and income tax rates relative to the RCC project remain unchanged. Significant design, software programming, disposable set development and sourcing requirements are still to be completed. In addition, clinical trials will be conducted prior to submission of a 510K to the FDA. The estimated cost to be incurred to develop the purchased in-process RCC technology into a commercially viable product is approximately $1.5 million in fiscal 2002, $1.9 million in fiscal 2003 and $1.0 million in fiscal 2004.

      The Company incurred a charge in the second quarter of fiscal 2001 related to the acquisition of Transfusion Technologies Corporation of $18.6 million representing the value of the research and development projects that were in process, that had not yet reached technical feasibility and had no alternative future use at the time of the acquisition. Accordingly, the amounts were immediately expensed in the consolidated statement of operations. (See footnote 10 to the unaudited consolidated financial statements for a further description of the acquisition and an explanation as to how the IPR&D was valued.)

      b) Other Unusual Charges Relating to the Acquisition

      Unusual charges expensed in the second quarter of fiscal 2001, as a result of the acquisition of Transfusion Technologies amounted to $4.2 million which included $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal 2000 through the date of acquisition of the remaining 80.2%. For fiscal year 2001, the charge to the statement of operations related to this equity adjustment was $0.9 for the three months ended September 30, 2000.

Operating Income

      Operating income, as a percentage of net revenues, increased to 16.1% from (20.4%) in 2000. At constant currency, operating income increased $27.6 million and increased 36.7 percentage points as a percent of sales from (21.4%) in 2000. The $27.6 million increase in operating income resulted largely from the $22.8 million in combined IPR&D and other unusual charges incurred as a result of the Company's acquisition of Transfusion Technologies in the prior year. Exclusive of these charges, operating income at constant currency increased $4.8 million and increased 4.4 percentage points as a percentage of sales to 15.3% from 10.9% as a result of the $7.7 million of constant currency improvement in gross profit offset by increases in research and development and selling, general and administrative expenses.

Other Income, Net

      Interest expense in 2001 was relatively flat as compared to 2000. Because 93% of the Company's long-term debt is at fixed rates, the Company has not benefited from the falling interest rates in the marketplace. Interest income was also relatively unchanged year over year. Other income net decreased $0.1 million due to a decline in income earned from points on forward contracts, which was offset by the reduction of amortization expense as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," effective April 1, 2001 which required that the Company cease amortization of goodwill.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 28.0% for the three months ended September 29, 2001 and 29.4% for the three months ended September 30, 2000. The decrease in the effective tax rate from 2000 to 2001 was primarily attributable to the cost to equity adjustment of $0.9 million during the three months ended September 30, 2000. (See note 10 to the unaudited consolidated financial statements).


Six Months Ended September 29, 2001 Compared to Six Months Ended September 30, 2000


                                                                                          Percentage Increase/(Decrease)
                                                       Percentage of Net Revenues                Six Months Ended
                                                            Six Months Ended                   (in actual dollars)
                                                    ---------------------------------     ------------------------------
                                                    Sept. 29, 2001     Sept. 30, 2000               2001/2000
                                                    --------------     --------------               ---------

Net revenues                                            100.0%             100.0%                      10.8%
Cost of goods sold                                       51.4               52.6                        8.1
Gross Profit                                             48.6               47.4                       13.8
Operating Expenses:
  Research and development                                6.2                6.0                       16.2
  Selling, general and administrative                    28.0               29.6                        4.7
  In process research and development                      --               13.2                     (100.0)
  Other unusual charges relating to acquisition            --                3.3                     (100.0)
                                                        ---------------------------------------------------
      Total operating expenses                           34.2               52.1                      (27.1)
                                                        ---------------------------------------------------
Operating income                                         14.4               (4.7)                    (438.4)
Interest expense                                         (1.3)              (1.3)                       5.0
Interest income                                           1.4                1.6                       (5.7)
Other income, net                                         1.1                1.2                        4.7
                                                        ---------------------------------------------------
Income before provision for income taxes                 15.6               (3.2)                    (636.2)
Provision for income taxes                                4.4                3.1                       57.7
                                                        ---------------------------------------------------
Income (loss) before cumulative effect of
 change in accounting                                    11.2               (6.3)                    (297.8)
Cumulative effect of change in accounting
 principle, net of tax                                    1.5                 --                      100.0
                                                        ---------------------------------------------------
Net income (loss)                                        12.7%              (6.3%)                   (323.7)%
                                                        ===================================================



                                              Percent Increase/(Decrease)
                                             ------------------------------
                                             Actual dollars     At constant
By geography:         2001        2000        as reported        currency
-------------         ----        ----       --------------     -----------

United States        $ 58,780    $ 45,190        30.1%            30.1%

International          97,725      96,018         1.8              3.7
                     -------------------------------------------------
Net revenues         $156,505    $141,208        10.8%            12.2%


                                              Percent Increase/(Decrease)
                                             ------------------------------
                                             Actual dollars     At constant
By product type       2001        2000        as reported        currency
----------------      ----        ----       --------------     -----------

United States        $142.703    $126,905         12.4%            13.2%

International           6,875       8,633        (20.4)           (14.2)
                     --------------------------------------------------
Net revenues         $156,505    $142,208         10.8%            12.2%


                                              Percent Increase/(Decrease)
                                             ------------------------------
Disposable revenue                           Actual dollars     At constant
By product line        2001        2000       as reported        currency
----------------       ----        ----      --------------     -----------

Surgical             $ 32,169    $ 29,056        12.7%            13.3%
Blood bank             50,347      51,844        (2.9)            (2.6)
Red cells               4,941       3,528        40.0             48.5
Plasma                 55,246      42,477        30.1             29.7
                     -------------------------------------------------
Disposable revenues  $142,703    $126,905        12.4%            13.2%


Six Months Ended September 29, 2001 Compared to Six Months Ended September 30, 2000

Net Revenues

      Net revenues in 2001 increased 10.8% to $156.5 million from $141.2 million in 2000. With currency rates held constant, net revenues increased 12.2% from 2000 to 2001.

      Disposable sales increased 12.4% year over year at actual rates. With currency rates held constant, disposable sales increased 13.2%. Year over year constant currency disposable sales growth was a result of disposable growth in worldwide Red Cells (up 48.5%), worldwide Surgical (up 13.3%) and worldwide Plasma (up 29.7%). The increase in worldwide red cell sales is primarily attributable to volume increases in the U.S. market as the rollout of this new technology continues to gain strength. The growth in the worldwide surgical disposable sales is mainly attributed to volume increase in the U.S. and Europe with the success of the Company's newly acquired OrthoPAT(R) into the orthopedic market and the strengthening demand for autotransfusion due to increasing number of blood shortages. Worldwide, the OrthoPAT(R) accounted for 9.1 % of the constant currency growth in Surgical disposable sales. The growth in worldwide Plasma disposables sales is mainly attributed to volume increases of products sold in the U.S. due to an upturn in plasma collections as demand for plasma outpaces supply. In addition, of the 29.7% constant currency plasma growth, approximately 3.4% of it was due to the sale of collection bottles related to the Company's acquisition of the plasma container business in the fourth quarter of last year. Offsetting these increases in Surgical, Red Cell and Plasma disposable sales were decreases in Platelets disposable sales in Europe, Japan and in the U.S. Platelet disposable sales have decreased as the double collection protocol has become more prevalent in the market.

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for 91.1% and 90.3% of net revenues for 2001 and 2000, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for 4.5% and 4.0% of the Company's net revenues, at constant currency, for 2001 and 2000, respectively.

      Equipment revenues increased 22.2% from $5.7 million in 2000 at actual rates and increased 26.9% year over year with currency rates held constant. The 26.9% constant currency increase was a result of increased equipment revenues primarily in the U.S. and in Europe. The increase is attributable to sales of platelet and plasma machines internationally and to sales of the new ACP technology domestically.

      International sales as reported accounted for 62.5% and 68.0% of net revenues for 2001 and 2000, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing, changes in health care policy and the events of September 11, 2001 and their aftermath.

Gross profit

      Gross profit of $76.1 million for the six months ended September 29, 2001 increased $9.2 million or 1.2% as a percent of sales from $66.9 million for the six months ended September 30, 2000. At constant currency, gross profit as a percent of sales increased by 1.6% and increased in dollars by $10.5 million or 15.9% from 2000 to 2001. The $10.5 million constant dollar gross profit increase from 2000 was primarily a result of higher sales and efficiency gains due to higher manufacturing volumes and cost reductions.

      For the six months ending September 29, 2001, the CORE program has contributed approximately $1.3 million of cost savings benefiting the Company's gross profit. The estimated savings for the full twelve months of fiscal year 2002 is expected from initiatives to lower product costs by automating and redesigning the way certain products are made so that less material and labor is needed and by negotiating lower material prices with vendors. These savings are expected to be partially offset by increases in other product costs.

Expenses

      The Company expended $9.8 million (6.2% of net revenues) on research and development in 2001 and $8.4 million (6.0% of net revenues) in 2000. At constant currency rates, research and development as a percent of sales increased by 0.3% and increased in dollars by $1.5 million from 2000 to 2001. The increase in research and development was a result of the Company's objective to reinvest available funds into new product development.

      Selling, general and administrative expenses increased $2.0 million from $42.0 million in 2000 to approximately $44.0 million in 2001. At constant currency, selling, general and administrative expenses increased $4.0 million from 2000 yet decreased 0.6% as a percent of sales from 2000 to 2001. Higher sales and increased spending behind the Company's new product selling and marketing activities contributed to the increase in selling, general and administrative dollars spent and to the decrease as a percentage of sales. The CORE Program is not expected to have a notable impact in savings on selling, general and administrative expenses during the current year as most savings are expected in cost of goods sold.

In Process Research and Development (IPR&D) and Other Unusual charges Relating to the Acquisition

      a) In Process Research and Development (IPR&D)

      Included in the purchase price allocation for the acquisition of Transfusion Technologies was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of fiscal year 2000 relative to Haemonetics' original 19.8% investment. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations (see Note 10 in the unaudited consolidated financial statements for further discussion of the acquisition and IPR&D charges).

      b) Other Unusual Charges Relating to the Acquisition

      Included in other unusual charges is the adjustment required to modify the 19.8% investment of Transfusion Technologies by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the Company recorded its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000 through the date of acquisition of the remaining 80.2%. In 2000, the charge to the statement of operations related to this cost to equity adjustment was $1.3 million for the six months ended September 30, 2000.


Operating Income

      Operating income, as a percentage of net revenues, increased to 14.4% from (4.7%) in 2000. At constant currency, operating income increased $28.2 million and increased 18.3 percentage points as a percent of sales from an operating loss of (4.9%) in 2000. The $28.2 million increase in operating income resulted largely from the $23.2 million in combined IPR&D and other unusual charges incurred as a result of the Company's acquisition of Transfusion Technologies in the prior year. Exclusive of these charges, operating income at constant currency increased $4.9 million and increased
1.8 percentage points to 13.4% from 11.6% as a result of the $10.5 million of constant currency improvement in gross profit offset by increases in research and development and selling, general and administrative expenses.

Foreign Exchange

      The Company generates approximately 63% of its revenues outside the U.S. in foreign currencies. As such, the Company uses a combination of business and financial tools comprised of various natural hedges, (offsetting exposures from local production costs and operating expenses), and forward contracts to hedge its balance sheet and P&L exposures. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

      The Company computes a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index corresponds to the value of sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997.

      For fiscal year 2001 and 2002, the indexed hedge rates were 9.1% more favorable and 2.0% less favorable than the respective prior years. For the first and second quarters of fiscal 2002, the indexed hedge spot rates appreciated 5.2% and 3.3%, respectively and for the first and second quarters of fiscal 2003, the indexed hedge spot rates depreciated 8.9% and 10.3%, respectively over the corresponding quarters of the preceding years. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the

Haemonetics specific hedge rate index. These indexed hedge rates impact sales in the Company's financial statements.

      The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                                  Composite Index      Favorable/(Unfavorable)
                                  Hedge Spot Rates      Change vs Prior Year
                                  ----------------     -----------------------

      FY1999               Q1           0.98                    (9.4%)
                           Q2           1.06                   (13.4%)
                           Q3           1.03                    (5.9%)
                           Q4           1.05                    (7.4%)
            1999 Total                  1.03                    (9.1%)

      FY2000               Q1           1.10                   (10.8%)
                           Q2           1.09                    (2.8%)
                           Q3           1.04                    (0.6%)
                           Q4           1.07                    (1.0%)
            2000 Total                  1.07                    (3.9%)

      FY2001               Q1           1.04                     5.4%
                           Q2           1.00                     8.2%
                           Q3           0.92                    12.9%
                           Q4           0.97                    10.2%
            2001 Total                  0.98                     9.1%

     FY2002                Q1           0.99                     5.2%
                           Q2           0.97                     3.3%
                           Q3           1.01                    (8.6%)
                           Q4           1.05                    (7.5%)
            2002 Total                  1.00                    (2.0%)

     FY2003                Q1           1.09                    (8.9%)
                           Q2           1.08                   (10.3%)


Other Income, Net

      Interest expense for the six months ended September 29, 2001 was relatively flat as compared to 2000. Because 93% of the Company's long-term debt is at fixed rates the Company has not benefited from the falling interest rates in the marketplace. Interest income was also relatively flat from 2000 to 2001. Other income net increased $0.2 million due to a decline in income earned from points on forward contracts, which was offset by the reduction of amortization expense as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," effective April 1, 2001 which required that the Company cease amortization of goodwill.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 28.0% for the six months ended September 29, 2001 and September 30, 2000 before the effect of the Company's acquisition of Transfusion Technologies (See Note 10 to the unaudited consolidated financial statements).

Cumulative Effect of Accounting Change, Net of Tax

      In accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective, April 1, 2001, the beginning of the Company's 2002 fiscal year. As required, these standards were adopted as a change in accounting principle and accordingly, the effect at adoption of $3.2 million was shown net of taxes of $0.9 million as a cumulative effect of a change in accounting principle on the face of the unaudited consolidated statements of operations in the six months ended September 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, acquisitions, new business development and working capital.

      During the six months ended September 29, 2001, the Company increased its cash balances, before the effect of exchange rates, by $16.1 million from operating, investing and financing activities which represents an increase in cash generated of $15.6 million from the $0.5 million generated in the Company's operating, investing and financing activities during the six months ended September 30, 2000. The $15.6 million of additional cash generated results from the additional $39.2 million provided by the Company's financing activities in 2001 offset by the $23.6 of additional cash utilized by the Company's operating and investing activities.

      Operating Activities:

      The Company generated $16.0 million in cash from operating activities during the six months ended September 29, 2001 as compared to $24.7 million generated during the six months ended September 30, 2000. The $8.7 million decrease in operating cash flow from fiscal year 2001 to fiscal year 2002 was a result of a $14.3 million increase in inventories due to higher finished goods equipment and raw material inventory levels, a $5.2 million increase in accounts receivable resulting from higher sales as compared to a year ago and $0.7 million lower relative reductions in current sales type leases as part of the continuing trend of customer preference for, and the Company's policy of, moving toward placing on loan Company-owned equipment versus selling it under sales-type leases. These additional uses of cash were offset by additional sources of cash including $3.1 million from net income adjusted for depreciation, amortization and other non-cash items, $1.4 million from changes in other assets and prepaid income taxes, a $7.0 million increase in accounts payable and accrued expenses partially due to higher than normal reductions in accounts payable during the six months ended September 29, 2000 related to treasury stock repurchases.

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

      As measured by the Company's operating cash flow metric, the Company generated $13.3 million and $25.5 million of operating cash during the six months ended September 29, 2001 and September 30, 2000, respectively. The $13.3 million of operating cash flow generated for the six months ended September 29, 2001 resulted from $19.5 million of net income adjusted for non-cash items and $8.0 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases offset by $14.2 million from increased working capital investment, primarily due to higher inventories, higher accounts receivable and lower accrued payables and payroll. The $25.5 million of operating cash generated for the six months ended September 30, 2000 excluded the $26.6 of cash spent to acquire Transfusion Technologies. The $25.5 of operating cash flow resulted from $14.3 million of net income adjusted for non-cash items, $9.2 million from the reduction of the Company's net investment in property plant and equipment and sales-type leases, and from a $2.0 million lower working capital investment, due mainly to lower inventories. The working capital and capital investment components of the Company's operating cash flow metric have been adjusted by non-cash transfers (from inventory to property, plant and equipment) which amounted to approximately $2.8 million and $3.1 million during the six-month periods for 2001and 2000, respectively.

Investing Activities

      The Company utilized $21.6 million in cash for investing activities during the six months ended September 29, 2001, an increase of $14.9 million from the same period a year ago. The increased utilization of cash is largely due to the Company's significant increase in the amount of cash it invested into higher yielding available-for-sale securities. Offsetting this increased investment, was the change in year over year investing cash flows for the Company's acquisition of Transfusion Technologies utilizing $26.6 million of cash in 2000.

Financing Activities:

      During the six months ended September 29, 2001, the Company generated $39.2 million more cash from its financing activities than during the six months ended September 30, 2000 due to a $26.5 million increase in short-term credit agreements in 2001 as compared to 2000, a $7.7 million increase in cash from stock option exercises in 2001 and $4.7 million in cash savings as a result of the Company's decision not to purchase any treasury shares during the six months ended September 29, 2001. The $26.5 million increase in short-term credit agreements in 2001 as compared to 2000 was due largely to additional borrowings of $10.6 million in Japan in 2001 and $15.0 million in debt reductions in 2000 as the Company paid both the remaining $8.0 million balance on its Braintree Headquarter real estate mortgage and $7.0 million in Japanese short term debt.

      At September 29, 2001, the Company had working capital of $170.3 million. This reflects an increase of $62.6 million in working capital from the six months ended September 30, 2000.

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

Foreign exchange risk

      Approximately 63% of the Company's revenues are generated outside the U.S., yet the Company's reporting currency is the U.S. dollar. Foreign exchange risk arises because the Company engages in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency. Accordingly, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive effect on the Company's results of operations.

      It is the Company's policy to minimize, for a period of time, the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues. The Company also enters into forward contracts that settle within 35 days to hedge certain intercompany receivables denominated in foreign currencies. Actual gains and losses on all forward contracts are recorded in operations, offsetting the gains and losses on the underlying transactions being hedged. These derivative financial instruments are not used for trading purposes. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro.

      At September 29, 2001, the Company had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues outstanding:

                                       Weighted
                                       Forward                                          Discounted
Hedged             (BUY)/SELL          Contract           US$ @         Unrealized      Unrealized
Currency         Local Currency          Rate          Current Fwd.     Gain/(Loss)     Gain/(Loss)       Maturity
--------         --------------        ---------       ------------     -----------     -----------       --------

Euro                 5,150,000      $0.860               4,745,557      ($314,562)       (306,435)      Oct-Dec 2001
Euro                 8,000,000      $0.942               7,353,850       $183,400         176,064       Jan-Mar 2002
Euro                 7,550,000      $0.857               6,924,896      ($453,271)       (428,140)      Apr-Jun 2002
Euro                 7,350,000      $0.890               6,730,244      ($189,179)       (177,771)      Jul-Sept 2002
Japanese Yen     1,350,000,000       117.7 per US$      11,009,544       $459,978         448,089       Oct-Dec 2001
Japanese Yen     1,600,000,000       117.1 per US$      13,159,703       $505,337         485,370       Jan-Mar 2002
Japanese Yen     1,850,000,000       116.4 per US$      15,371,533       $521,414         492,654       Apr-Jun 2002
Japanese Yen     1,825,000,000       115.6 per US$      15,586,309       $198,166         186,217       Jul-Sept 2002
                                    Total:              80,881,635        911,285         876,046


      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $9.2 million unrealized gain; whereas a 10% weakening of the U.S. dollar would result in a $10.4 million unrealized loss.

Interest Rate Risk

      Approximately 93%, of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt, however, would change in response to interest rates movements due to its fixed rate nature. At September 29, 2001, the fair value of the Company's long-term debt was approximately $4.1 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40.0 million, 7.05% fixed rate senior notes the Company holds. These notes collectively represent approximately 72% of the Company's outstanding long-term borrowings at September 29, 2001. At September 30, 2000, the fair value of the Company's long-term debt was approximately $1.1 million higher than the value of the debt reflected on the Company's consolidated financial statements.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at September 29, 2001. The effect was a change in the fair value of the Company's long-term debt, of approximately $1.1 million.

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            On July 24, 2001, the Company held its annual meeting of stockholders. At the meeting, Dr. Yutaka Sakurada, Donna C. E. Williamson, and Dr. Harvey Klein were re-elected as Directors for terms ending in 2004. The voting results were as follows:

            Dr. Yutaka Sakurada        For 22,483,792     Withheld 1,723,731
            Donna C. E. Williamson     For 24,199,524     Withheld     7,999
            Dr. Harvey Klein           For 24,199,524     Withheld     7,999

            The other members of the Board of Directors whose terms continued after the meeting were:

            Serving a Term Ending in 2002 - James L. Peterson and Benjamin
            L. Holmes.

            Serving a Term Ending in 2003 - Sir Stuart Burgess; Ronald G. Gelbman and N. Colin Lind

            At the meeting, the stockholders ratified the selection by the Board of Directors of Arthur Andersen LLP as independent public accountants for the current fiscal year. The vote was as follows:

            For 24,186,466        Against 16,002        Abstain 5,055


Item 5.     Other Information
            -----------------

            None

Item 6 .    Exhibits and Reports on Form 8-K.
            ---------------------------------

            None

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HAEMONETICS CORPORATION



Date: November 6, 2001                 By: /s/ James L. Peterson
                                           ---------------------------------
                                           James L. Peterson, President and
                                            Chief Executive Officer


Date: November 6, 2001                 By: /s/ Ronald J. Ryan
                                           ---------------------------------
                                           Ronald J. Ryan, Senior Vice
                                            President and Chief Financial
                                            Officer, (Principal Accounting
                                            Officer)