Form 10-Q
period 2001-12-29
HAEMONETICS CORP
filed 2002-02-08
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


        Quarterly Report Under Section 13 or 15(d) of the Securities
                          and Exchange Act of 1934


For the quarter ended:   December 29, 2001     Commission File Number:  1-10730
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

          26,482,051 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                              December 29, 2001

                           HAEMONETICS CORPORATION
                                    INDEX


                                                                      PAGE
                                                                      ----

PART I.   Financial Information

        Unaudited Consolidated Statements of Operations -
         Three and Nine Months Ended December 29, 2001 and
         December 30, 2000                                                2

        Unaudited Consolidated Balance Sheets -
         December 29, 2001 and March 31, 2001                             3

        Unaudited Consolidated Statements of Stockholders'
         Equity - Nine Months Ended December 29, 2001                     4

        Unaudited Consolidated Statements of Cash Flows - Nine
         Months Ended December 29, 2001 and December 30, 2000             5

        Notes to Unaudited Consolidated Financial Statements           6-15

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          16-28

        Quantitative and Qualitative Disclosures about Market Risk    29-30

PART II.  Other Information                                              31

        Signatures                                                       32

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except share data)


                                                     Three Months Ended         Nine Months Ended
                                                    ---------------------     ---------------------
                                                    Dec. 29,     Dec. 30,     Dec. 29,     Dec. 30,
                                                      2001         2000         2001         2000
                                                    --------     --------     --------     --------

Net revenues                                        $84,411      $76,238      $240,916     $217,446
Cost of goods sold                                   43,176       37,219       123,569      111,560
                                                    -----------------------------------------------
Gross profit                                         41,235       39,019       117,347      105,886

Operating expenses:
  Research and development                           15,146        5,205        24,948       13,639
  Selling, general and administrative                23,283       22,847        67,107       64,705
  In process research and development (Note 10)           -            -             -       18,606
  Other unusual charges (Note 10)                                      -                      4,614
                                                    -----------------------------------------------
      Total operating expenses                       38,429       28,052        92,055      101,564
                                                    -----------------------------------------------

Operating income                                      2,806       10,967        25,292        4,322

Interest  expense                                      (895)        (859)       (2,858)      (2,728)
Interest income                                       1,002          999         3,179        3,307
Other income, net                                       463          959         2,191        2,609
                                                    -----------------------------------------------

Income before provision for income taxes              3,376       12,066        27,804        7,510

Provision for income taxes                              944        3,103         7,784        7,440
                                                    -----------------------------------------------

Income before cumulative effect of change in
 accounting principle                               $ 2,432      $ 8,963      $ 20,020     $     70
                                                    ===============================================

Cumulative effect of change in accounting
 principle, net of tax                                    -            -         2,304            0
                                                    -----------------------------------------------

Net income                                          $ 2,432      $ 8,963      $ 22,324     $     70
                                                    ===============================================

Basic income per common share
  Income before cumulative effect of change
   in accounting principle                          $  0.09      $  0.35      $   0.76     $   0.00
  Cumulative effect of change in accounting
   principle, net of tax                                  -            -          0.09            -
      Net income                                    $  0.09      $  0.35      $   0.85     $   0.00

Diluted income  per common share
  Income before cumulative effect of change
   in accounting principle                          $  0.09      $  0.35      $   0.73     $   0.00
  Cumulative effect of change in accounting
   principle, net of tax                                  -            -          0.08            -
      Net income                                    $  0.09      $  0.34      $   0.82     $   0.00

Weighted average shares outstanding
  Basic                                              26,445       25,259        26,237       25,213
  Diluted                                            27,525       25,991        27,240       25,820

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                              Dec. 29,     March 31,
                         ASSETS                                 2001         2001
                                                              --------     ---------

Current assets:
  Cash and short term investments                             $ 52,900     $ 41,441
  Available-for-sale investments                                46,538       33,042
  Accounts receivable, less allowance of $1,382
   at December 29, 2001 and $1,233 at March 31, 2001            64,115       59,842
  Inventories                                                   63,289       54,007
  Current investment in sales-type leases, net                   4,246        5,680
  Deferred tax asset                                            17,815       19,982
  Prepaid and other current assets                              12,729        5,170
                                                              ---------------------
      Total current assets                                     261,632      219,164
                                                              ---------------------
Property, plant and equipment                                  212,945      197,071
  Less accumulated depreciation                                129,245      113,820
                                                              ---------------------
Net property, plant and equipment                               83,700       83,251

Other assets:
  Investment in sales-type leases, net                           2,782        5,391
  Other intangibles, less accumulated amortization of
   $1,535 at December 29, 2001 and $599 at March 31, 2001       18,377       19,107
  Goodwill, less accumulated amortization of $8,248 at
   December 29, 2001 and $7,827 at March 31, 2001               12,063       14,426
  Deferred tax asset                                             8,489        1,737
  Other long-term assets                                         1,957        2,238
                                                              ---------------------
      Total other assets                                        43,668       42,899
                                                              ---------------------
      Total assets                                            $389,000     $345,314
                                                              =====================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt        34,220       22,438
  Accounts payable                                              12,054       13,350
  Accrued payroll and related costs                             11,693       10,072
  Accrued income taxes                                          14,888       14,791
  Other accrued liabilities                                     16,144       18,796
                                                              ---------------------
      Total current liabilities                                 88,999       79,447
                                                              ---------------------
Long-term debt, net of current maturities                       41,137       47,281
Other long-term liabilities                                      2,998        3,070
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000
   shares; Issued 31,399,194 shares at December 29, 2001;
   30,721,723 shares at March 31, 2001                             314          307
  Additional paid-in capital                                   103,077       87,958
  Retained earnings                                            256,781      234,325
  Other comprehensive loss                                     (15,271)     (17,618)
                                                              ---------------------
  Stockholders' equity before treasury stock                   344,901      304,972
    Less: treasury stock 4,917,143 shares at cost at
     December 29, 2001 and 4,940,390 shares at cost at
     March 31, 2001                                             89,035       89,456
                                                              ---------------------
      Total stockholders' equity                               255,866      215,516
                                                              ---------------------
      Total liabilities and stockholders' equity              $389,000     $345,314
                                                              =====================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Unaudited- in thousands)


                              Common Stock    Additional                              Other           Total
                              -------------    Paid-in     Treasury    Retained   Comprehensive   Stockholders'   Comprehensive
                              Shares    $      Capital       Stock     Earnings   Income(loss)       Equity       Income (loss)
                              ------    -     ----------   --------    --------   -------------   -------------   -------------

Balance, March 31, 2001       30,722   $307    $ 87,958    $(89,456)   $234,325     $(17,618)       $215,516
  Employee stock purchase
   plan                          ---    ---         ---         421         132          ---             553
  Exercise of stock options
   and related tax benefit       678      7      15,119         ---         ---          ---          15,126
  Net income                     ---    ---         ---         ---      22,324          ---          22,324         $22,324
  Foreign currency
   translation adjustment        ---    ---         ---         ---         ---         (821)           (821)           (821)
  Unrealized gain on
   derivatives                   ---    ---         ---         ---         ---        3,168           3,168           3,168
                                                                                                                     -------
  Comprehensive income           ---    ---         ---         ---         ---          ---             ---         $24,671
                              ----------------------------------------------------------------------------------------------
Balance, December 29, 2001    31,400   $314    $103,077    $(89,035)   $256,781     $(15,271)       $255,866
                              ==============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                       Nine Months Ended
                                                                     ---------------------
                                                                     Dec. 29,     Dec. 30,
                                                                       2001         2000
                                                                     --------     --------

Cash Flows from Operating Activities:
  Net income                                                         $ 22,324     $     70

  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Non cash items:
    Cumulative effect of change in accounting principle,
     net of tax                                                        (2,304)         ---
    Depreciation and amortization                                      19,226       18,006
    Deferred tax expense                                               (4,503)        (161)
    In process research and development (Note 10)                         ---       18,606
    Equity in losses of investment (Note 10)                              ---        1,353
    Other unusual non-cash charges (Note 10)                              ---        1,282
    Realized gain from exchange rate fluctuations                        (360)         ---

  Change in operating assets and liabilities:
    Increase in accounts receivable - net                              (5,526)      (1,821)
    (Increase) decrease in inventories                                (13,348)       1,662
    Decrease in sales-type leases (current)                             1,421        1,681
    Increase in prepaid income taxes                                   (1,201)      (1,224)
    Decrease in other assets                                            1,329          212
    Decrease in accounts payable, accrued
     expenses and other current liabilities                            (1,936)      (5,496)
                                                                     ---------------------
      Net cash provided by operating activities                        15,122       34,170

Cash Flows from Investing Activities:
  Purchases of available-for-sale investments, net of maturities      (71,274)     (40,847)
  Gross proceeds from sale of available-for-sale investments           57,779       43,699
  Capital expenditures on property, plant and equipment, net of
   retirements and disposals                                          (15,515)      (9,620)
  Acquisition of Transfusion Technologies Corporation, net
   of cash acquired                                                       ---      (26,572)
  Net decrease in sales-type leases (long-term)                         2,606        4,108
                                                                     ---------------------
      Net cash used in investing activities                           (26,404)     (29,232)
                                                                     ---------------------

Cash Flows from Financing Activities:
  (Payments) proceeds on long-term real estate mortgage                  (174)       9,652
  Net increase (decrease) in short-term revolving
   credit agreements                                                   12,857      (14,138)
  Net decrease in long-term credit agreements                          (5,706)        (261)
  Employee stock purchase plan  purchases                                 553          434
  Exercise of stock options and related tax benefit                    15,126        4,986
  Purchase of treasury stock                                              ---       (4,729)
                                                                     ---------------------
      Net cash provided by (used in) financing activities              22,656       (4,056)

Effect of exchange rates on cash and cash equivalents                      85         (145)
                                                                     ---------------------
Net increase in cash and cash equivalents                              11,459          737

Cash and cash equivalents at beginning of period                       41,441       25,911
                                                                     ---------------------
Cash and cash equivalents at end of period                           $ 52,900     $ 26,648
                                                                     =====================

Non-cash investing and financing activities:
  Transfers from inventory to fixed assets for Haemonetics
   placement equipment                                               $  3,519     $  5,348

Supplemental disclosures of cash flow information:
  Interest paid                                                      $  3,481     $  3,206
  Income taxes paid                                                  $  7,059     $  5,092

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. The Company believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Certain reclassifications were made to prior year balances to conform to the presentation of the consolidated financial statements for the nine months ended December 29, 2001. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements.

2.    FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to the last day of March. Both fiscal year 2002 and 2001 include 52 weeks with the third quarter of each fiscal year including 13 weeks.

3.    ACCOUNTING FOR SHIPPING AND HANDLING COSTS

      In the fourth quarter of fiscal year 2001, the Company adopted Emerging Issues Task Force No. 00-10, ("EITF 00-10",) "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Prior to implementing EITF 00-10, shipping and handling costs billed to a customer were netted against shipping and handling costs recorded in cost of goods sold and selling, general and administrative expenses. The third quarter of fiscal year 2001 has been adjusted to comply with this change in classification of freight revenue.

      The EITF consensus also requires an entity to disclose the amount of shipping and handling costs and the line item on the income statement that includes such costs if the costs are not in cost of goods sold and are significant. Shipping and handling costs are included in costs of goods sold with the exception of $1.1 million and $1.0 million for three months ended December 29, 2001 and December 30, 2000 and $3.3 million and $2.9 million for the nine months ended December 29, 2001 and December 30, 2001, respectively that are included in selling, general and administrative expenses.

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


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

      At December 29, 2001, the Company had 29 forward contracts outstanding, all maturing in less than twelve months, to exchange Euro equivalent currencies and the Japanese yen primarily for U.S. dollars totaling $106.3 million. Of these contracts, seven, totaling $23.5 million, represented contracts with zero fair value relating to inter-company receivables established at quarter-end, that settle within 35 days after quarter-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in points on forward contracts is excluded from the Company's assessment of hedge effectiveness. At adoption, April 1, 2001, the Company recorded the fair value of these contracts of $9.2 million as an asset on the balance sheet. At adoption, the change in the fair value of the contracts associated with changes in the spot rate as of April 1, 2001 of $4.6 million was recorded in other comprehensive income ($6.4 million less taxes of $1.8 million). At adoption, the change in the fair value of the points associated with forward contracts, which are excluded from the Company's assessment of hedge effectiveness, totaled $2.3 million ($3.2 million less taxes of $0.9 million) as of April 1, 2001. This amount was recorded as a cumulative effect of a change in accounting principle.

      At December 29, 2001, the fair value of the forward contracts was $5.9 million. Of this amount, $3.2 million was recorded in other comprehensive income, ($5.0 million less taxes of $1.8 million). For the nine months ended December 29, 2001, the change in the fair value attributable to points on forward contracts totaled approximately $2.3 million. This balance was excluded from the assessment of hedge effectiveness and was recorded as part of other income, net for the nine months ended December 29, 2001 in the Company's unaudited consolidated statement of operations.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


A summary of the accounting discussed above is as follows (in thousands):



                                                                                                     Cumulative
                                                                                                  Effect of Change
                                                              Other                                in Accounting
(Income)/Expense                      Asset-Forward       Comprehensive        Other (Income)      Principle, net
Cash Flow Hedges - Debit (Credit)       Contracts       Income, net of tax      Expense, net           of tax
                                      -------------     ------------------     --------------     ----------------

At adoption, April 1, 2001,
of  SFAS No. 133, net of tax             $ 9,200             $(4,608)                  --             $(2,304)

For nine months ended
December 29, 2001                        $(3,329)            $ 1,440              $(2,328)                 --
                                         --------------------------------------------------------------------

      Balance                            $ 5,871             $(3,168)

      Prior to the adoption of SFAS No. 133 as amended, the Company recorded points associated with forward contracts as other income when the transactions being hedged was recognized. Under SFAS No. 133 as amended, these points are recorded on a fair value basis over the life of the contracts. For the nine months ended December 29, 2001, income from points on forward contracts was $5.5 million or $1.6 million higher than if recorded under the provisions of SFAS No. 52, ("Foreign Currency Translation.")


5.    ACQUIRED OTHER INTANGIBLE ASSETS


                                                      As of December 29, 2001
                                                 ---------------------------------
                                                 Gross Carrying      Accumulated
                                                     Amount          Amortization
                                                 (in thousands)     (in thousands)
                                                 --------------     --------------

Asset Class:

Patents                                             $ 6,494             $  528

Unpatented technology                                 7,418                607

Customer contracts and related relationships          6,000                400
                                                    --------------------------

      Total                                         $19,912             $1,535

      Aggregate amortization expense for amortized other intangible assets for the three months and nine months ended December 29, 2001 is $318,000
and $936,000, respectively.   Additionally, future amortization expense on
other intangible assets for each of the succeeding five fiscal years approximates $1.7 million.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

6.    GOODWILL

      The changes in the carrying amount for the nine months ended December 29, 2001 are as follows (in thousands):


Carrying amount as of March 31, 2001               $14,426

Adjustment due to a change in the valuation of
net operating losses acquired in September,
2000 as part of the Transfusion Technologies
acquisition. ($2,821 gross less $84 in
accumulated amortization.)                          (2,737)

Adjustment due to a change in the valuation of
the liabilities associated with the January,
2001 acquisition of the Alpha Therapeutic
Corporation plasma collection bottle plant.            878

Effect of change in rates used for translation        (504)
                                                   -------

Carrying amount as of December 29, 2001            $12,063
                                                   =======

The proforma effect on prior year earnings of excluding amortization expense, net of tax, is as follows (in thousands except per share data):


                                                    For the three months     For the nine months
                                                           ended                    ended
                                                     December 30, 2000        December 30, 2000
                                                    --------------------     -------------------

Reported net income                                        $8,963                   $  70
Add:  goodwill amortization                                   210                     586
                                                           ------------------------------
Adjusted net income                                        $9,173                   $ 656
                                                           ==============================

Basic income per common share:
------------------------------
  Reported net income                                      $ 0.35                   $0.00
  Goodwill amortization                                      0.01                    0.02
                                                           ------------------------------
  Adjusted net income                                      $ 0.36                   $0.02
                                                           ==============================

Income per common share assuming full dilution:
-----------------------------------------------
  Reported net income                                      $ 0.34                   $0.00
  Goodwill amortization                                      0.01                    0.02
                                                           ------------------------------
  Adjusted net income                                      $ 0.35                   $0.02
                                                           ==============================

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

Inventories consist of the following:


                    December 29, 2001     March 31, 2001
                    -----------------     --------------
                               (in thousands)

Raw materials            $16,954             $16,015
Work-in-process            4,741               4,237
Finished goods            41,594              33,755
                         ---------------------------
                         $63,289             $54,007
                         ===========================

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


                                          For the three months ended
                                    ---------------------------------------
                                    December 29, 2001     December 30, 2000
                                    -----------------     -----------------

Basic EPS
Net income                               $ 2,432               $ 8,963

Weighted average shares                   26,445                25,259
                                         -----------------------------

Basic income per share                   $  0.09               $  0.35
                                         -----------------------------


Diluted EPS
Net income                               $ 2,342               $ 8,963

Basic weighted average shares             26,445                25,259
Effect of stock options                    1,080                   732
                                         -----------------------------

Diluted weighted average shares           27,525                25,991
                                         -----------------------------

Diluted income per share                 $  0.09               $  0.34
                                         -----------------------------


                                           For the nine months ended
                                    ---------------------------------------
                                    December 29, 2001     December 30, 2000
                                    -----------------     -----------------

Basic EPS
Net Income                               $22,324               $    70

Weighted average shares                   26,237                25,213
                                         -----------------------------

Basic income per share                   $  0.85               $  0.00
                                         -----------------------------

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


Diluted EPS
Net income                               $22,324               $    70

Basic weighted average shares             26,237                25,213
Effect of stock options                    1,003                   607
                                         -----------------------------

Diluted weighted average shares           27,240                25,820
                                         -----------------------------

Diluted income per share                 $  0.82               $  0.00
                                         -----------------------------

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

      The blood bank products include machines and single use disposables and solutions that perform "apheresis," the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma as well as the washing of red blood cells for certain applications. The main devices used for these blood component therapies is the MCS(R)+, mobile collection system and the Automated Cell Processing ("ACP") 215 system.

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


Three months ended (in thousands)

      December 29, 2001                    Blood Bank     Red Cells     Surgical     Plasma     Other       Total
      -----------------                    ----------     ---------     --------     ------     -----       -----

      Revenues from external customers       30,225         2,652        18,367      29,425      3,742      84,411

      December 30, 2000
      -----------------

      Revenues from external customers       29,019         2,085        17,621      23,445      4,068      76,238


Nine months ended (in thousands)

      December 29, 2001                    Blood Bank     Red Cells     Surgical     Plasma     Other       Total
      -----------------                    ----------     ---------     --------     ------     -----       -----

      Revenues from external customers       84,724         7,619        52,529      85,425     10,619     240,916

      December 30, 2000
      -----------------

      Revenues from external customers       83,944         5,692        49,227      65,885     12,698     217,446

10.   ACQUISITION

      Transfusion Technologies

      On September 18, 2000, the Company completed the acquisition of Transfusion Technologies Corporation, a Delaware Corporation ("Transfusion") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated September 4, 2000 among the Company, Transfusion, Transfusion Merger Co., the holders of a majority of outstanding shares of Preferred and Common Stock of Transfusion and certain principals of Transfusion. The acquisition was effected in the form of a merger (the "Merger") of Transfusion Merger Co., a wholly owned subsidiary of the Company, with and into Transfusion. Transfusion was the surviving corporation in the merger.

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

      The aggregate purchase price, before transaction costs and cash acquired, of approximately $50.1 million was comprised of $36.5 million to Transfusion's common and preferred stockholders, and warrant and option holders, and $13.6 million, representing the economic value of the Company's 19.8% preferred stock investment in Transfusion made in November 1999. The cash required to purchase the remaining 80.2% interest in Transfusion, was $26.6 million, net of cash acquired.

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

      The allocation of the purchase price over the fair market value of the assets acquired is as follows:


      Consideration Paid for 80.2%                        $45,046
      Plus other estimated transaction costs                1,607(i)

      Total estimated purchase price                       46,653
      Less: estimated fair value of Transfusion'
       identifiable net assets on September 15, 2000       43,832

      Total estimated goodwill due to acquisition         $ 2,821

      Gross adjustment due to a change in the
       valuation of acquired net operating losses
       associated with the acquisition of Transfusion
       Technologies recorded in September 2000             (2,821)
                                                          -------
       Balance as of December 29, 2001                    $   ---

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


                                                Nine Months Ended
                                                December 30, 2000
                                              ---------------------
                                              (in thousands, except
                                               per share amounts)

Net revenues                                        $217,538

Operating income                                      17,359

Income from continuing operations                     14,514

Basic and diluted income per common share
 for continuing operations:
  Basic                                             $  0.576
  Diluted                                           $  0.562

Weighted average number of common shares
outstanding
  Basic                                               25,213
  Diluted                                             25,820

      Other Unusual Charges

      Unusual charges expensed as a result of the acquisition of Transfusion Technologies amounted to $4.6 million for the nine months ended December 30, 2000. Included in the unusual charges were $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to Haemonetics employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which the Company decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted
accounting principles.   To effect this change, the historic cost of the
19.8% investment made by Haemonetics' was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000 through the date of acquisition of the remaining 80.2%. For fiscal year 2001, the charge to the statement of operations related to this equity adjustment was $1.3 million for the nine months ended December 30, 2000. In addition, the Company restated its investment in Transfusion on the balance sheet for losses incurred through April 1, 2000. Retained earnings at April 1, 2000 was also reduced by $3.6 million, $0.7 million of which related to the cost to equity method of accounting adjustment and $2.9 million of which related to IPR&D attributable to Haemonetics' initial investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 29, 2001 Compared to Three Months Ended December 30, 2000

      The table outlines the components of the consolidated statements of income from operations as a percentage of net revenues:


                                                Percentage of Net Revenue            Percentage
                                             -------------------------------     Increase/(Decrease)
                                                   Three Months Ended            (in actual dollars)
                                             Dec. 29, 2001     Dec. 30, 2000          2001/2000
                                             -------------     -------------     -------------------

Net revenues                                    100.0%            100.0%                10.7%
Cost of goods sold                               51.1              48.8                 16.0
                                                --------------------------------------------
Gross Profit                                     48.9              51.2                  5.7
Operating Expenses:
Research and development                         17.9               6.8                   --%
Selling, general and administrative              27.6              30.0                  1.9
                                                --------------------------------------------
      Total operating expenses                   45.5              36.8                 37.0
                                                --------------------------------------------
Operating income                                  3.3              14.4                (74.4)
Interest expense                                 (1.1)             (1.1)                 4.2
Interest income                                   1.2               1.3                  0.3
Other income, net                                 0.6               1.2                (51.7)
                                                --------------------------------------------
Income before provision for income taxes          4.0              15.8                (72.0)
Provision for income taxes                        1.1               4.0                (69.6)
                                                --------------------------------------------
Net income                                        2.9%             11.8%               (72.9)%
                                                ============================================


                                                 Percent Increase/(Decrease)
                                                ------------------------------
                                                Actual dollars     At constant
By geography:            2001        2000        as reported        currency
-------------            ----        ----       --------------     -----------

United States           $32,261     $24,770         30.2%             30.2%

International            52,150      51,468          1.3              11.7
                        --------------------------------------------------

Net revenues            $84,411     $76,238         10.7%             18.0%




                                                 Percent Increase/(Decrease)
                                                ------------------------------
                                                Actual dollars     At constant
By product type:         2001        2000        as reported        currency
----------------         ----        ----       --------------     -----------

Disposables             $75,628     $68,936          9.7%             17.0%

Misc. & service           3,744       4,069         (8.0%)             3.0%

Equipment                 5,039       3,233         55.9%             54.8%
                        --------------------------------------------------

Net revenues            $84,411     $76,238         10.7%             18.0%


                                                 Percent Increase/(Decrease)
                                                ------------------------------
Disposable revenue                              Actual dollars     At constant
By product line:         2001        2000        as reported        currency
------------------       ----        ----       --------------     -----------

Surgical                $16,779     $16,473          1.9%              8.3%
Bloodbank                27,640      27,384          0.9               9.9
Red cells                 2,548       2,044         24.7              35.6
Plasma                   28,661      23,035         24.4              29.7
                        --------------------------------------------------
Disposable revenues     $75,628     $68,936          9.7%             17.0%

Net Revenues

      Net revenues in 2001 increased 10.7% to $84.4 million from $76.2 million in 2000. With currency rates held constant, net revenues increased 18.0% from 2000 to 2001.

      Disposable sales increased 9.7% year over year at actual rates. With currency rates held constant, disposable sales increased 17.0%. Year over year constant currency disposable sales growth was a result of disposable growth in worldwide Surgical (up 8.3%), worldwide Bloodbank (up 9.9%), worldwide Red Cells (up 35.6%), and worldwide Plasma (up 29.7%). The constant currency growth in the worldwide Surgical disposable sales is mainly attributed to volume increases of existing products in the Japanese and European markets and the success of the Company's recently launched OrthoPAT(R) products in the U.S. orthopedic market. Worldwide, the OrthoPAT(R) accounted for 6.3% or 75% of the constant currency growth in surgical disposable sales. Worldwide Bloodbank disposable sales increased as compared to 2000 as a result of volume increases in platelet disposable sales in Japan and volume increases in the U.S. market resulting from the rollout of the Automated Cell Processing ("ACP") 215 system. The growth in worldwide Red cell sales is attributed to volume increases in the U.S. market and to favorable mix influences in the European distributor market. The growth of Red cells was unfavorably impacted by the events of September 11, 2001 and by the recently announced delay in the rollout of the double red cell technology by the American Red Cross ("ARC"). The ARC is awaiting approval from the Food and Drug Administration on software and standard operating procedure upgrades necessary to expand its red cell program beyond its four current pilot sites. The growth in worldwide Plasma disposables sales is attributed to volume increases of products sold in the U.S. due to the continued upturn in plasma collections as demand for source plasma outpaces supply. Of the 29.7% constant currency Plasma growth, approximately 11.0% of it was due to sales of bottles resulting from the

Company's acquisition of the plasma container business in the fourth quarter of last year and from the sales of Haemonetics brand anticoagulant solution introduced to the Company's Plasma product line last year.

      At actual rates and at constant currency, sales of disposable products, excluding service and other miscellaneous revenue, accounted for 89.6% and approximately 90.4% of net revenues for 2001 and 2000, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for 4.5% of the Company's net revenues, at actual rates and constant currency for 2001. Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues accounted for 5.4% of the Company's net revenues, at actual rates and 5.2% at constant currency for 2000.

      Equipment revenues increased 55.9% from $3.2 million in 2000 at actual rates and increased 54.8% or $1.8 million year over year with currency rates held constant. The 54.8% increase is attributable to sales of surgical machines and the new ACP 215 system domestically.

      At actual rates, international sales accounted for 61.8% and 67.5% of net revenues for 2001 and 2000, respectively. At constant currency, international sales accounted for 62.5% and 66.0% of net revenues for 2001 and 2000, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing, changes in health care policy and the events of September 11, 2001 and their aftermath.

Gross profit

      Gross profit of $41.2 million for the three months ended December 29, 2001 increased $2.2 million or 5.7% from $39.0 million for the three months ended December 30, 2000. At constant currency, gross profit as a percent of sales increased by 0.8% and increased in dollars by $7.0 million or 19.9% from 2000 to 2001. The $7.0 million constant currency gross profit increase from 2000 was primarily a result of higher sales, efficiency gains due to higher manufacturing volumes, and cost reductions.

      In 1998, the Company initiated the Company's Customer Oriented Redesign for Excellence ("CORE") Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management ("TQM") principles, and the Program aims to increase the efficiency, and the quality of processes and products, and to improve the quality of management at Haemonetics. For the three months ending December 29, 2001, the CORE program has generated approximately $1.8 million of cost savings benefiting the Company's gross profit from initiatives to lower product costs through automation.

Expenses

      The Company expended $15.1 million (17.9% of net revenues) on research and development in 2001 and $5.2 million (6.8% of net revenues) in 2000. The increase in expenditures for research and development was primarily due to a $10.0 million payment made to acquire rights to a
technology currently under development.   Excluding this expenditure and at
constant currency rates, research and development as a percent of sales decreased by 0.8% and increased in dollars by $0.2 million from 2000 to 2001. The increase in research and development is a result of the Company's objective to reinvest available funds into new product development.

      Selling, general and administrative expenses increased $0.4 million from $22.8 million in 2000 to approximately $23.3 million in 2001. At constant currency, selling, general and administrative expenses increased $2.0 million from 2000 yet decreased 2.1% as a percent of sales from 2000
to 2001.   Higher sales and increased spending behind the Company's new product sales and marketing activities contributed to the increase in selling, general and administrative dollars spent and to the decrease as a percentage of sales. The CORE Program is not expected to have a notable impact in savings related to selling, general and administrative expenses during the current year as most savings are expected in cost of goods sold.

Operating Income

      Operating income, as a percentage of net revenues, decreased to 3.3% from 14.4% in 2000. At constant currency, operating income decreased $5.3 million and decreased 7.8 percentage points as a percent of sales from
11.4% in 2000.   The $5.3 million decrease in operating income resulted
from the $10.0 million payment in the current year to acquire the rights to technology currently under development, increases in selling, general and administrative expenses year over year, offset by $7.0 million of constant currency improvement in gross profit in 2001 as compared to 2000.

Other Income, Net

      Interest expense in 2001 was relatively flat as compared to 2000. Because 92% of the Company's long-term debt is at fixed rates, the Company has not benefited from lower interest rates in the marketplace. Interest income was also relatively unchanged year over year as lower interest rates have offset the benefit from higher cash balances under investment. Other income net decreased $0.5 million due to a decline in income earned from points on forward contracts, which was offset by the reduction of amortization expense as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," effective April 1, 2001 which required that the Company cease amortization of goodwill.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 28.0% for the three months ended December 29, 2001 and 25.7% for the three months ended December 30, 2000. The 25.7% rate in the third quarter of last year reflects a year to date adjustment decreasing the Company's year to date tax provision from 28% to 27%.

Nine Months Ended December 29, 2001 Compared to Nine Months Ended December 30, 2000


                                                   Percentage of Net Revenues            Percentage
                                                        Nine Months Ended            Increase/(Decrease)
                                                 -------------------------------     (in actual dollars)
                                                 Dec. 29, 2001     Dec. 30, 2000          2001/2000
                                                 -------------     -------------     -------------------

Net revenues                                        100.0%            100.0%                 10.8%
Cost of goods sold                                   51.3              51.3                  10.8
Gross Profit                                         48.7              48.7                  10.8
Operating Expenses:
Research and development                             10.4               6.3                  82.9
Selling, general and administrative                  27.9              29.7                   3.7
In process research and development                    --               8.6                (100.0)
Other unusual charges                                  --               2.1                (100.0)
                                                    ---------------------------------------------
    Total operating expenses                         38.3              46.7                  (9.4)
                                                    ---------------------------------------------
Operating income                                     10.4               2.0                    --
Interest expense                                     (1.2)             (1.3)                  4.8
Interest income                                       1.3               1.5                  (3.9)
Other income, net                                     1.0               1.2                 (16.0)
                                                    ---------------------------------------------
Income before provision for income taxes             11.5               3.4                    --
Provision for income taxes                            3.2               3.4                   4.6
                                                    ---------------------------------------------
Income before cumulative effect of change in
 accounting                                           8.3                --                    --
Cumulative effect of change in accounting
 principle, net of tax                                1.0                --                 100.0
                                                    ---------------------------------------------
Net income                                            9.3%               --                    --
                                                    =============================================


                                                   Percent Increase/(Decrease)
                                                  ------------------------------
                                                  Actual dollars     At constant
By geography:             2001         2000        as reported        currency
-------------             ----         ----       --------------     -----------

United States           $ 91,044     $ 69,961         30.1%             30.1%

International            149,872      147,485          1.6               6.4
                        ----------------------------------------------------

Net revenues            $240,916     $217,446         11.5%             14.2%


                                                   Percent Increase/(Decrease)
                                                  ------------------------------
                                                  Actual dollars     At constant
By product type:          2001         2000        as reported        currency
----------------          ----         ----       --------------     -----------

Disposables             $218,332     $195,845         11.5%             14.6%

Misc. & service           10,619       12,698        (16.4)             (8.8)

Equipment                 11,965        8,903         34.4              37.3
                        ----------------------------------------------------

Net revenues            $240,916     $217,446         10.8%             14.2%
                        ----------------------------------------------------


                                                   Percent Increase/(Decrease)
                                                  ------------------------------
Disposable revenue                                Actual dollars     At constant
By product line:          2001         2000        as reported        currency
------------------        ----         ----       --------------     -----------

Surgical                $ 48,967     $ 45,559          7.5%             11.5%
Bloodbank                 78,258       79,474         (1.5)              1.6
Red cells                  7,487        5,573         34.3              43.9
Plasma                    83,620       65,239         28.2              29.8
                        ----------------------------------------------------
Disposable revenues     $218,332     $195,845         11.5%             14.6%

Net Revenues

      Net revenues in 2001 increased 10.8% to $240.9 million from $217.4 million in 2000. With currency rates held constant, net revenues increased 14.2% from 2000 to 2001.

      Disposable sales increased 11.5% year over year at actual rates.
With currency rates held constant, disposable sales increased 14.6%. Year over year constant currency disposable sales growth was a result of disposable growth in worldwide Surgical (up 11.5%), worldwide Bloodbank (up 1.6%), worldwide Red Cells (up 43.9%), and worldwide Plasma (up 29.8%).
The constant currency growth in the worldwide Surgical disposable sales is mainly attributed to volume increases of existing products in the European market and the success of the Company's newly acquired OrthoPAT(R) product in the U.S. orthopedic market. Worldwide, the OrthoPAT(R) accounted for 8.0% of the constant currency growth in Surgical disposable sales. Worldwide Bloodbank disposable sales increased as compared to 2000 as a result of volume increases in the U.S. market resulting from the rollout of the Automated Cell Processing ("ACP") 215 system. The growth in worldwide Red cell sales is primarily attributed to volume increase in the U.S. market. The growth in worldwide Plasma disposables sales is attributed to volume increases in the U.S. market due to the continued upturn in plasma collections as demand for source plasma outpaces supply. Of the 29.8% constant currency Plasma growth, approximately 18.5% of it was due to sales of bottles resulting from the Company's acquisition of the plasma container business in the fourth quarter of last year and from the sales of Haemonetics brand anticoagulant solution newly introduced to the Company's Plasma product line last year.

      Sales of disposable products, excluding service and other miscellaneous revenue, accounted for 90.7% and 90.1% of net revenues for 2001 and 2000, receptively. At constant currency these sales accounted for 90.6% and 90.3% of net revenues for 2001 and 2000, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues at actual rates accounted for 4.4% and 5.9% of the Company's net revenues for 2001 and 2000, respectively. At constant currency these sales accounted for 4.5% and 5.6% of the Company's net revenues for 2001 and 2000, respectively.

      Equipment revenues increased 34.4% from $8.9 million in 2000 at actual rates and increased 37.3% year over year with currency rates held constant. The 37.3% constant currency increase was a result of increased equipment revenues primarily in the U.S. and in Europe. This increase is attributable to sales of platelet and plasma machines in Europe and to sales of the new ACP technology domestically.

      At actual rates, international sales accounted for 62.2% and 67.9% of net revenues for 2001 and 2000, respectively. At constant currency, international sales accounted for 63.1% and 67.3% of net revenues for 2001 and 2000, respectively, As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing, changes in health care policy and the events of September 11, 2001 and their aftermath.

Gross profit

      Gross profit of $117.3 million for the nine months ended December 29, 2001 increased $11.5 million from $105.9 million for the nine months ended December 30, 2000. At constant currency, gross profit as a percent of sales increased by 1.3% and increased in dollars by $17.4 million or 17.3% from 2000 to 2001. The $17.4 million constant dollar gross profit increase from 2000 was primarily a result of higher sales and efficiency gains due to higher manufacturing volumes and cost reductions.

      For the nine months ending December 29, 2001, the CORE program has contributed approximately $3.1 million of cost savings benefiting the Company's gross profit. The estimated savings for the full twelve months of fiscal year 2002 approximates $4.0 million and will stem from initiatives to lower product costs by automating and redesigning the way certain products are made so that less material and labor is needed, and by negotiating lower material prices with vendors. These savings are expected to be partially offset by increases in other product costs.

Expenses

      The Company expended $24.9 million (10.4% of net revenues) on research and development in 2001 and $13.6 million (6.3% of net revenues) in 2000. The increase in expenditures for research and development was primarily due to a $10.0 million payment made to acquire rights to a technology currently under development. Excluding this expenditure and at constant currency rates, research and development as a percent of sales increased by 0.1% and increased in dollars by $1.7 million from 2000 to 2001. The increase in research and development was a result of the Company's objective to reinvest available funds into new product development.

      Selling, general and administrative expenses increased $2.4 million from $64.7 million in 2000 to approximately $67.1 million in 2001. At constant currency, selling, general and administrative expenses increased $6.1 million from 2000 yet decreased 1.2% as a percent of sales from 2000 to 2001. Higher sales and increased spending behind the Company's new product sales and marketing activities contributed to the increase in selling, general and administrative dollars spent and to the decrease as a percentage of sales. The CORE Program is not expected to have a notable impact in savings on selling, general and administrative expenses during the current year as most savings are expected in cost of goods sold.

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

      As of December 29, 2001, the estimated percent completion of the RCC project is 68%. The expected date that product sales will commence is fiscal year 2004. Estimates for cost of sales, S, G&A costs and income tax rates relative to the RCC project remain unchanged. Significant design, software programming, disposable set development and sourcing requirements
are still to be completed.   In addition, clinical trials will be conducted
prior to submission of a 510K to the FDA. The estimated cost to be incurred to develop the purchased in-process RCC technology into a commercially viable product is approximately $1.5 million in fiscal 2002, $1.9 million in fiscal 2003 and $1.0 million in fiscal 2004.

Other Unusual Charges

      Unusual charges expensed as a result of the acquisition of Transfusion Technologies amounted to $4.6 million and included $2.8 million in bonuses paid to key Transfusion Executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in fluid warming technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics was written down by its 19.8% share of the monthly losses incurred by Transfusion Technologies from November of fiscal year 2000. For fiscal year 2001, the charge to the statement of operations related to this cost to equity adjustment was $1.3 million for the nine months ended December 30, 2000.

Operating Income

      Operating income, as a percentage of net revenues, increased to 10.4% from 2.0% in 2000. At constant currency, operating income increased $22.9 million and increased 9.3 percentage points as a percent of sales from
operating income of 0.7% in 2000.   The $22.9 million increase in operating
income resulted from $17.4 million of constant currency improvement in gross profit year over year, $23.2 million of unusual charges and IPR&D,
in the prior year offset by   increases in the current year in both
research and development and selling, general and administrative expenses.

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

      For fiscal year 2001 and 2002, the indexed hedge rates were 9.1% more favorable and 2.0% less favorable than the respective prior years. For the second and third quarters of fiscal 2002, the indexed hedge spot rates appreciated 3.3% and depreciated 8.6%, respectively and for the second and third quarters of fiscal 2003, the indexed hedge spot rates depreciated 10.3% and 8.1%, respectively over the corresponding quarters of the preceding years. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the Haemonetics specific hedge rate index. These indexed hedge rates impact sales in the Company's financial statements.

      The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                      Composite Index      Favorable/(Unfavorable)
                      Hedge Spot Rates      Change vs Prior Year
                      ----------------     -----------------------

  FY1999        Q1          0.98                    (9.4%)
                Q2          1.06                   (13.4%)
                Q3          1.03                    (5.9%)
                Q4          1.05                    (7.4%)
    1999 Total              1.03                    (9.1%)

  FY2000        Q1          1.10                   (10.8%)
                Q2          1.09                    (2.8%)
                Q3          1.04                    (0.6%)
                Q4          1.07                    (1.0%)
    2000 Total              1.07                    (3.9%)

  FY2001        Q1          1.04                     5.4%
                Q2          1.00                     8.2%
                Q3          0.92                    12.9%
                Q4          0.97                    10.2%
    2001 Total              0.98                     9.1%

  FY2002        Q1          0.99                     5.2%
                Q2          0.97                     3.3%
                Q3          1.01                    (8.6%)
                Q4          1.05                    (7.5%)
    2002 Total              1.00                    (2.0%)




  FY2003        Q1          1.09                    (8.9%)
                Q2          1.08                   (10.3%)
                Q3          1.10                    (8.1%)

Other Income, Net

      Interest expense for the nine months ended December 29, 2001 was relatively flat as compared to 2000. Because 92% of the Company's long-term debt is at fixed rates the Company has not benefited from lower interest rates in the marketplace. Interest income was also relatively flat from 2000 to 2001 as lower interest rates have offset the benefit from
higher cash balances under investment.   Other income net decreased $0.4
million due to a decline in income earned from points on forward contracts, which was offset by the reduction of amortization expense as a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2001 which required that the Company cease amortization of goodwill.

Taxes

      The provision for income taxes, as a percentage of pretax income, was 28.0% for the nine months ended December 29, 2001 and 27.0% for the nine months ended December 30, 2000 before the effect of the Company's acquisition of Transfusion Technologies (See Note 10 to the unaudited consolidated financial statements).

Cumulative Effect of Accounting Change, Net of Tax

      In accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective, April 1, 2001, the beginning of the Company's 2002 fiscal year. As required, these standards were adopted as a change in accounting principle and accordingly, the effect at adoption of $3.2 million was shown net of taxes of $0.9 million as a cumulative effect of a change in accounting principle on the face of the unaudited consolidated statements of operations in the nine months ended December 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has satisfied its cash requirements principally from internally generated cash flow and borrowings. The Company's need for funds is derived primarily from capital expenditures, acquisitions, new business development and working capital.

      During the nine months ended December 29, 2001, the Company increased its cash balances, before the effect of exchange rates, by $11.4 million from operating, investing and financing activities, which represents an increase in cash of $10.5 million from the $0.9 million generated in the Company's operating, investing and financing activities during the nine months ended December 30, 2000. The $10.5 million of additional cash generated results from the additional $26.7 million provided by the Company's financing activities in 2001, $2.8 million less cash spent on investing activities, offset by $19.0 million of additional cash utilized by the Company's operating activities.

      Operating Activities:

      The Company generated $15.1 million in cash from operating activities during the nine months ended December 29, 2001 as compared to $34.1 million generated during the nine months ended December 30, 2000. The $19.0 million decrease in operating cash flow from fiscal year 2001 to fiscal year 2002 was mainly a result of a $15.0 million increase in inventories due to higher raw material, work in process and finished good levels needed to support higher sales and a $4.8 million decrease in net income adjusted for depreciation, amortization and other non-cash items

      The Company measures its performance using an operating cash flow metric defined as net income adjusted for depreciation, amortization and other non-cash items; capital expenditures for property, plant and equipment together with the investment in Haemonetics equipment at customer sites, including sales-type leases; and the change in operating working capital, including change in accounts receivable, inventory, accounts payable and accrued expenses, excluding tax accounts and the effects of
currency translation.   This alternative measure of operating cash flows is
a non-GAAP measure that may not be comparable to similarly titled measures reported by other companies. It is intended to assist readers of the report who employ "free cash flow" and similar measures that do not include tax assets and liabilities, equity investments and other sources and uses that are outside the day-to-day activities of a Company.

      As measured by the Company's operating cash flow metric, the Company generated $21.0 million and $33.8 million of operating cash during the nine months ended December 29, 2001 and December 30, 2000, respectively. The $21.0 million of operating cash flow generated for the nine months ended December 29, 2001 resulted from $32.4 million of net income before a $10.0 million cash payment made by the Company in the current year to acquire rights to a technology currently under development, $7.4 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases offset by $18.8 million from increased working capital investment, primarily due to higher inventories and higher accounts receivable. The $33.8 million of operating cash generated for the nine months ended December 30, 2000 was calculated excluding the $26.6 million of cash spent to acquire Transfusion Technologies. The $33.8 million of operating cash flow resulted from $25.3 million of net income adjusted for non-cash items, $3.0 million from reduced working capital investment, primarily due to lower inventories partly offset by higher accounts receivable and lower accrued payables and payroll, and $11.5 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. The working capital and capital investment components of the Company's operating cash flow metric have been adjusted by non-cash transfers (transfers from inventory to property, plant and equipment), which amounted to approximately $3.5 million and $5.3 million during the nine-month periods for 2001 and 2000, respectively.

Investing Activities

      The Company utilized $26.4 million in cash for investing activities during the nine months ended December 29, 2001, a decrease of $2.8 million from the same period a year ago. The decreased utilization of cash is largely due to the Company's prior year acquisition of Transfusion Technologies for $26.6 million offset by current year increases in the Company's investments into available-for-sale securities and plant property and equipment assets.

Financing Activities

      During the nine months ended December 29, 2001, the Company generated $26.7 million more cash from its financing activities than during the nine months ended December 30, 2000 due to a $27.0 million increase in short-term credit agreements in 2001 as compared to 2000, a $10.1 million increase in cash from stock option exercises in 2001 and $4.7 million in cash savings as a result of the Company's decision not to purchase any treasury shares during the nine months ended December 29, 2001. These additional sources of cash were offset partially by the $5.7 million payment made in 2001 on the Company's senior notes and by the Company's refinancing of its Braintree headquarters real estate mortgage in 2000.
The $27.0 million increase in short-term credit agreements in 2001 as compared to 2000 was due largely to additional borrowings of $10.6 million in Japan in 2001 and $15.0 million in debt reductions in 2000 as the Company paid both the remaining $8.0 million balance on its Braintree Headquarter real estate mortgage and $7.0 million in Japanese short term debt. The level of cash generated from stock option exercises in the next months will be dependent on the Company's stock price.

      At December 29, 2001, the Company had working capital of $172.6 million. This reflects an increase of $41.7 million in working capital from the nine months ended December 30, 2000.

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

      At December 29, 2001, the Company had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues outstanding:


  Currency       Local Currency     Contract Rate      Current FWD     Gain/(Loss)     Gain/(Loss)       Maturity
  --------       --------------     -------------      -----------     -----------     -----------       --------

Euro                 8,150,000      $0.918              7,153,427      $  326,488         313,090      Jan-Mar 2002
Euro                 7,450,000      $0.867              6,519,132      $  (59,417)        (56,056)     Apr-Jun 2002
Euro                 7,600,000      $0.885              6,636,723      $   91,892          86,351      Jul-Sept 2002
Euro                 5,750,000      $0.876              5,016,840      $   17,925          16,844      Oct-Dec 2002
Japanese Yen     1,775,000,000       113.0 per US$     13,593,646      $2,119,854       2,025,890      Jan-Mar 2002
Japanese Yen     1,750,000,000       116.5 per US$     13,466,196      $1,553,781       1,462,425      Apr-Jun 2002
Japanese Yen     1,850,000,000       118.7 per US$     14,318,015      $1,271,143       1,194,497      Jul-Sept 2002
Japanese Yen     1,300,000,000       119.9 per US$     10,122,140      $  717,582         674,314      Oct-Dec 2002
                                    -------------------------------------------------------------
                                        Total:         76,826,119       6,039,248       5,717,355
                                    =============================================================

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.1 million unrealized gain; whereas a 10% weakening of the U.S. dollar would result in a $11.4 million unrealized loss.

Interest Rate Risk

      Approximately 92% of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt, however, would change in response to interest rates movements due to its fixed rate nature. At December 29, 2001, the fair value of the Company's long-term debt was approximately $3.2 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $34.3 million,

7.05% fixed rate senior notes the Company holds. These notes collectively represent approximately 69% of the Company's outstanding long-term
borrowings at December 29, 2001.   At December 30, 2000, the fair value of
the Company's long-term debt was approximately $4.3 million higher than the value of the debt reflected on the Company's consolidated financial statements.

      Using a scenario analysis, the Company evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels that existed at December 29, 2001. The effect was a change in the fair value of the Company's long-term debt, of approximately $0.8 million.

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


                                       HAEMONETICS CORPORATION


Date:  February 6, 2002                By:  /s/ James L. Peterson
                                           --------------------------------
                                           James L. Peterson, President and
                                           Chief Executive Officer


Date:  February 6,  2002               By:  /s/ Ronald J. Ryan
                                           --------------------------------
                                           Ronald J. Ryan, Senior Vice
                                           President and Chief Financial
                                           Officer, (Principal Accounting
                                           Officer)