Form 10-K
period 2002-03-30
HAEMONETICS CORP
filed 2002-05-07
CIK 313143

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2002.     Commission file number 1-10730

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of April 19, 2002 was approximately $659,000,000

      The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 19, 2002 was 25,646,256.

                            --------------------

Documents Incorporated By Reference

      Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting to be held July 23, 2002.

============================================================================

                              TABLE OF CONTENTS
----------------------------------------------------------------------------


                                                                 Page Number
                                                                 -----------

Item 1.   Business
          (a)  General History of the Business                         3
          (b)  Financial Information about Industry Segments           3
          (c)  Narrative Description of Business                       4
          (d)  Financial Information about Foreign and
                Domestic Operations and Export Sales                  11
Item 2.   Properties                                                  11
Item 3.   Legal Proceedings                                           12
Item 4.   Submission of Matters to a Vote of Security Holders         12
Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters                                14
Item 6.   Selected Consolidated Financial Data                        15
Item 7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations              16
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk  33
Item 8.   Financial Statements and Supplementary Data                 35
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        67
Item 10.  Directors and Executive Officers of the Registrant
          (a)  Identification of Directors                            67
          (b)  Identification of Executive Officers                   67
Item 11.  Executive Compensation                                      67
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                  67
Item 13.  Certain Relationships and Related Transactions              68
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K
          (a)  Financial Statement Schedules                          68
          (b)  Reports on Form 8-K                                    68
          (c)  Exhibits                                               68

ITEM 1.  BUSINESS

(a)   General History of the Business

      Haemonetics was founded in 1971 and became a publicly owned company for the first time in 1979. In August 1983, Haemonetics was acquired by American Hospital Supply Corporation ("AHS"). In connection with the acquisition of AHS by Baxter Travenol Laboratories, Inc. in 1985, Baxter Travenol divested Haemonetics in order to address antitrust concerns related to that acquisition. Haemonetics was purchased in December 1985 by investors that included James L. Peterson, the Company's present chief executive officer and president, E. I. du Pont de Nemours and Company ("Du Pont"), and other present and former employees of the Company. Haemonetics Corporation was incorporated in Massachusetts in 1985. In May 1991, the Company completed an Initial Public Offering, at which time Du Pont divested its entire interest in the Company. The terms "Haemonetics" and "the Company" as used herein include its subsidiaries and its predecessor where the context so requires.

      Haemonetics is a pioneer and a market leader in the development and manufacture of technology to help ensure the blood supply is safe and that supplies are adequate. To that end, the Company is engaged in the manufacture of automated systems and single use disposables for the collection, processing, and surgical salvage of blood, as well as associated consumables and data management technology. Haemonetics developed its first automated system in 1971 and for the past 30 years has been driven to improve the safety and practice of transfusion medicine.

      Haemonetics offers its customers: 1) surgical blood salvage systems, which are used before, during, and after surgery to collect a patient's own blood for reinfusion; 2) automated plasma collection systems that collect plasma, which is then generally processed into therapeutic pharmaceuticals;
3) automated platelet collection systems that enable the collection of a larger volume of platelets from a single donor, which are then generally given to cancer patients and others with bleeding disorders; 4) automated red cell collection systems, developed to maximize the volume of red cells that can be collected from a single donor, thus helping to alleviate blood shortages; and 5) cell processing systems that can be employed to freeze and thaw blood and to wash and remove foreign substances or solutions from blood.

      Haemonetics' principal operations are in the U.S., Europe, and Japan. The Company's products are marketed in more than 50 countries around the world via a direct sales force as well as, in some instances, independent distributors.

      Haemonetics has pursued a two-pronged growth strategy, focusing both on internal product development and on acquisitions of or alliances with companies that can provide Haemonetics with products that expand penetration of automated technologies or deepen offerings in existing markets. During fiscal 2002, Haemonetics continued its development of the automated double red cell market as well as the market for orthopedic surgical salvage. During the year, Haemonetics acquired Fifth Dimension Information Systems, Inc., a data management company improving the safety and efficiency of plasma collection; the Company also entered an alliance with Baxter International Inc. in order to offer an efficient, seamlessly integrated method of platelet pathogen inactivation to its customers.

      Blood shortages and quality issues continue to be areas of great concern to health care providers around the world. Haemonetics is a leader in the development and commercialization of technology to address this problem; its mission is to provide innovative devices to advance the safety, quality, and availability of transfusion products for patients worldwide. The Company strives for continued market leadership and consistent growth in shareholder value, achieved through intense customer focus, a culture that demonstrates leadership and employee development at all levels, and a commitment to trust, quality, and innovation.

(b)   Financial Information about Industry Segments

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

      The financial information required for the business segment is included herein in Note 10 of the financial statements, entitled SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION.

(c)   Narrative Description of the Business

Products

      Haemonetics has developed and markets a variety of automated systems for the collection, processing, and surgical salvage of blood. Automated systems allow users to collect and process only the blood component(s) they target, enabling the collection of more of the targeted component(s) and the return of unneeded components to the donor. Haemonetics' systems consist of proprietary disposable sets that operate on the Company's specialized equipment. The Company's systems are used with more than 100 different sterile, single-use disposable products. Customers include hospitals, independent blood banks, commercial plasma centers and fractionators, and national health organizations in more than 50 countries.

      All of the Company's products involve the extracorporeal processing of human blood, which comprises red blood cells, plasma, platelets, and white blood cells. The practice of modern medicine relies on treatment of patients with blood components, rather than whole blood. Component therapy is often necessary in cases of hereditary disorders (e.g., hemophilia); serious injury involving blood loss; major surgery (e.g., organ transplant or open heart surgery); and chemotherapy.

      As a general policy, the Company places its own equipment at customers' sites, with contractual requirements that customers purchase a certain number of disposables in a predetermined time frame. Under this policy, Haemonetics may redeploy equipment should utilization be less than optimal. Cell processing equipment is most commonly sold outright.

      Haemonetics' products address five important therapeutic markets for blood and blood components: surgical blood salvage, automated plasma collection, automated platelet collection, automated red cell collection, and cell processing.

      Surgical Blood Salvage

      Surgical blood salvage, also known as autologous blood transfusion, involves the rapid and safe collection of a patient's own blood before, during, and after surgery, for reinfusion to that patient. This process usually includes a washing and filtration procedure that removes unwanted substances from the blood prior to reinfusion. Haemonetics markets its surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons.

      Loss of blood is common in open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for the transfusion of oxygen-carrying red cells to make up for lost volume is common. Surgical blood salvage reduces or eliminates a patient's dependence on blood donated from others, which carries the risk of transmission of infectious agents, as well as the risk of severe transfusion reactions. Blood shortages and rising prices of blood components have also reinforced the benefits of this approach.

      Haemonetics, which pioneered the first surgical salvage systems, offers to hospitals a range of products targeted to procedures that involve rapid and high blood loss as well as slower, lower volume blood loss orthopedic procedures. The Cell Saver(R) autologous blood recovery system can reduce a patient's dependence on homologous red cell transfusions (from donors) and enables the rapid "recycling" of blood to surgical patients losing volume quickly. The OrthoPAT(R) system was designed specifically for orthopedic surgery (including hip and knee replacements and spine surgery) in which the blood loss profile is less volume lost over a longer period of time, beginning during surgery and continuing post-operation. Use of the OrthoPAT(r) eliminates the need for predonation of the patient's own blood and helps streamline the practice of orthopedic surgery.

      Automated Plasma Collection

      Automated plasma collection technology allows for the safe and efficient collection of plasma, which is then further processed
("fractionated") by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of: immune diseases, inherited coagulation disorders (e.g., hemophilia) and volume depletion (e.g. from trauma). The collected plasma is also used in the manufacture of vaccines and blood testing and quality control reagents.

      Until automated plasma collection technology was introduced in the 1980s, plasma for fractionation was collected manually. Manual collection was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Currently the vast majority of plasma collections worldwide are performed using automated collection systems because it is safe and cost-effective. Haemonetics markets its PCS(R)2 automated plasma collection systems to commercial, not-for-profit and governmental plasma collectors worldwide.

      Haemonetics recently embarked upon a "total supply" growth strategy for its plasma business to encourage plasma collectors to source from Haemonetics the full range of equipment, disposables, consumables, and data management technology necessary to operate. To that end, in addition to providing its traditional line of plasma collection equipment and disposables, Haemonetics now offers plasma collection containers, I.V. solutions necessary for plasma collection and storage, and data management technology to automate plasma collectors' operations.

      In fiscal 2002, Haemonetics acquired Fifth Dimension Information Systems, the leading provider of information management products and services for plasma collectors and fractionators. As a majority of plasma collectors currently use manual systems to track their donors and plasma collected, the market for such technology is relatively untapped. During fiscal 2002, Haemonetics relocated the manufacturing operations for its plasma collection containers from Compton, California, to its Leetsdale, Pennsylvania, facility. The move allows the Company to leverage facility capacity, employee skills, and technologies. Finally, the Japan Red Cross Society Blood Services Department approved Haemonetics' Superlite(R) system for automated plasma collection in fiscal 2002. The Superlite system is approximately 50% smaller than existing technology and is ideally suited for mobile blood drives, enabling Japanese blood centers to meet increasing plasma demands.

      Automated Platelet Collection

      Automated platelet collection systems allow for the collection of one or more therapeutic "doses" of platelets from a single donor. Platelets were traditionally derived through manual separation from whole blood donations; however, because platelets comprise only a very small portion of whole blood volume, a single unit of whole blood contains only one-sixth to one-eighth the quantity of platelets necessary for a single dose. Thus, "pooling" of platelets from six to eight donors was necessary to make a single therapeutically useful dose. The Haemonetics MCS(R)+ automated platelet collection system enables the collection of one to two doses from a single donor.

      Platelet therapy is typically used to alleviate the side effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. The medical community has increasingly turned to "single donor" platelets (i.e., those collected via automation) for platelet therapy to minimize a patient's exposure to multiple donors and the blood-borne diseases that they could be carrying. From the five to six million units of platelets transfused annually, more than 50% are single donor platelets, and the remainder are pooled from multiple donors.

      During fiscal 2002, Haemonetics entered into an agreement with Baxter International, Inc. that will enable Haemonetics to seamlessly integrate its platelet collection devices with the INTERCEPT Platelet System, which utilizes pathogen inactivation technology being jointly developed by Baxter and Cerus Corporation. The agreement gives Haemonetics access to Intersol solution, in which platelets must be stored in preparation for the inactivation of bacteria, viruses, and other pathogens. Once regulatory approval of the system is received, Haemonetics will be ableto offer its worldwide platelet collection customers an easy and economical way to incorporate the INTERCEPT Platelet System into their operations, making pathogen inactivation more widely available to platelet transfusion recipients. Cerus anticipates European regulatory clearance during fiscal 2003, with U.S. and other clearances following over the next few years.

      Automated Red Cell Collection

      Automated red cell collection was pioneered by Haemonetics and allows for the safe and efficient collection of more red cells from a single donor. Traditionally, red cells have been derived from manual collection of whole blood, after which the components of whole blood were separated. However, this manual procedure involves time-consuming, manual secondary handling and processing in a back-room laboratory. Manual collection of whole blood can also produce a red cell "unit" of variable therapeutic content because the composition of whole blood varies by donor. Red cell shortages are a common problem plaguing the U.S. and other healthcare systems. Automated red cell collection helps blood centers to collect more red cells to meet this growing need.

      Haemonetics' MCS(R)+ automated red cell collection system enables blood collectors to collect up to two "units" of red cells from a single donor while removing blood volume similar to that of a whole blood collection, thus assisting in the alleviation of blood shortages. Additionally, the MCS+ system automates the separation function, eliminating the need for most back-room laboratory processing. The MCS+ system also contains a protocol that allows blood banks to collect one unit of red cells and a "jumbo" (double) unit of plasma from a single donor. The MCS+ system also allows double red cell collections to be leukoreduced (removing potentially harmful white blood cells), a standard adopted in many countries worldwide; it is estimated that 80% of all red cells in the U.S. are now leukoreduced.

      During fiscal 2002, blood shortages continued to abound and the potential donor population was limited further by the introduction of regulations intended to limit the spread of variant Creutzfeldt-Jakob Disease (the human form of "mad cow" disease). In October 2001, the American Red Cross adopted stricter donor deferral criteria based on time spent in the United Kingdom or rest of Europe. Similar deferral criteria will be adopted by the remainder of blood collectors in spring 2002. It is expected that these trends will continue to drive automated red cell growth.

      After the events of September 11th, U.S. blood donors turned out in record numbers to donate blood, resulting in the collection of a surplus amount of blood. As a result, some centers slowed their collections of whole blood and of automated red cells temporarily. By the end of fiscal 2002, most blood centers had returned to normal operations.

      Customer adoption of automated red cell collection in fiscal 2002 was aided by the signing of an agreement with Blood Centers of America ("BCA"), a group purchasing organization representing thirty U.S. blood collectors. The contract between Haemonetics and BCA is a multi-year agreement for three of Haemonetics' technologies: automated double red cell collection; automated double red cell collection with leukoreduction protocol; and plasma collection technology that allows centers to collect two units of plasma from a single donor.

      In fiscal 2002 the American Red Cross ("ARC") delayed its further rollout of Haemonetics' double red cell collection technology due to increased FDA scrutiny of an ARC software information system upgrade that includes changes necessary to implement double red cell collection. Haemonetics expects that once the software upgrade is cleared, the ARC will continue to roll out double red cell collection at a moderated rate to ensure successful use of the technology in the current regulatory environment.

      Haemonetics also submitted a 510(k) for FDA approval of the Chairside Separator(R) System during fiscal 2002. The Chairside Separator is a blood collection system that automates the whole blood collection process by drawing whole blood from a donor and separating it into its red cell and plasma components, not returning any components to the donor. This process eliminates the back-room laboratory separation process and also offers the benefit of automating much of the procedure documentation mandated by the FDA. This system will allow blood collection centers to reduce their laboratory handling cost and space requirements while also improving their regulatory compliance.

      Cell Processing

      Haemonetics' cell processing business is based on the Company's technology that enables users to add and remove solutions or other substances to and from blood components. One currently-marketed application of Haemonetics' cell processing technology is in the freezing and thawing of blood to enable blood banks to better manage their red cell inventory. Haemonetics is also collaborating with V.I. Technologies (NSDQ: VITX; "VITEX") in the area of pathogen inactivation of red cells.

      Although it has been possible for some time to freeze red cells for up to ten years, the freezing and thawing processes took place in a manual, open-circuit system, which exposed red cells to the potential for bacterial contamination. Once cells were thawed, they had to be transfused within 24 hours. Haemonetics' ACP(TM) 215 automated cell processing system, which was cleared by the FDA in fiscal 2002, extends thawed cells' shelf life to 14 days by moving the freezing and thawing processes to an automated, closed-circuit technology. Following the events of September 11, the U.S. military and the American Red Cross accelerated their deployment of Haemonetics' ACP 215 technology.

      During fiscal 2002, Haemonetics also continued its collaboration with V.I. Technologies to develop a pathogen inactivation system for red blood cells. VITEX's Inactine(R) is an agent that will kill bacteria and viruses that could be transfused to a patient receiving a red cell transfusion. Haemonetics is developing technology to "wash" red blood cells to eliminate the Inactine agent following the pathogen inactivation process. VITEX is currently awaiting FDA clearance to proceed to Phase III clinical trials.

Revenue Detail

      In the year ended March 30, 2002, sales of disposable products accounted for approximately 89.6% of net revenues. Sales of disposable products by the Company were 8.9% higher in 2002 than in 2001 (12.7% higher in 2002 than in 2001 with currency rates held constant) and grew at a compound average annual growth rate of 5.8% for the three years ended March 30, 2002, with currency rates held constant. Service and other miscellaneous revenues accounted for approximately 5.1% of the Company's net revenues during the year ended March 30, 2002.

      Sales of equipment accounted for approximately 5.4% of net revenues in fiscal year 2002 and approximately 4.6% in fiscal year 2001, representing an increase of 25.5%. The 25.5% increase in equipment revenue is a result of increased sales of surgical machines and the new ACP(TM) 215 automated cell processing system domestically.

Marketing/Sales/Distribution

      Haemonetics markets and sells its products to hospitals, blood systems and independent blood banks, commercial plasma collection centers, and national health organizations through its own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Sales representatives target the primary decision-makers within each of those organizations.

      In fiscal 2002, the Company announced that it had received for the second straight year the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of firms' actual performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

      United States

      In the U.S., Haemonetics sells the majority of its products through its direct sales force. The Company has an exclusive distribution agreement with Zimmer for the sale and marketing of its OrthoPAT system within the U.S. In fiscal 2002, 38% of Haemonetics' consolidated net sales were generated through sales to customers in the U.S.

      Outside the United States

      Haemonetics also has a direct sales force in Europe and Asia, including full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. The Company uses various distributors to market its products in South America, the Middle East, and parts of Europe and the Far East.

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

      Haemonetics operates research and development centers in Switzerland, Japan, and the United States, so that protocol variations are incorporated to closely match local customer requirements. The Company's expenditures for research and development were $19.5 million, $19.0 million, and $14.9 million, for fiscal years 2002, 2001, and 2000, respectively. All research and development costs are expensed as incurred. The Company expects to continue to invest substantial resources in research and development.

      Customer collaboration is an important part of Haemonetics' technical strength and competitive advantage. Since its inception, Haemonetics has built close working relationships with a significant number of transfusion experts around the world. This network of individuals provides the Company with ideas for new products, ways to improve existing products, new applications, enhanced protocols, and information about potential test sites, objective evaluations, and expert opinions regarding technical and performance issues.

Manufacturing

      The Company's principal manufacturing operations (equipment, disposables, and solutions) reside in the Company's Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; and Bothwell, Scotland, facilities.

      In general, the Company's production activities occur in a controlled environment setting or "cleanroom" environment. Each step of the manufacturing and assembly process is quality checked, qualified, and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

      Some manufacturing of components is performed for the Company to the Company's specifications by outside contractors. The Company maintains important relationships with two Japanese manufacturers that provide finished sets in Singapore, Japan, and Thailand. Certain parts and components are purchased from various single sources. If it became necessary, the Company believes that, in most cases, alternative sources of supply could be identified and developed over a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect the Company's operations. All of the Company's equipment and disposable manufacturing sites are certified to the ISO 9000 standard and to the medical device directive allowing placement of the CE mark of conformity.

      Each Haemonetics blood processing machine is designed in-house and assembled from components that are either manufactured by the Company or by others to the Company's specifications. Many critical mechanical assemblies are machined and fabricated utilizing the Company's own process control procedures. The completed instruments are programmed, calibrated, and tested to ensure compliance with the Company's engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification requirements, and the components are subjected to focused incoming inspection programs. During fiscal year 2002, approximately 68% of the Company's newly manufactured equipment was manufactured internally by Haemonetics. The remainder was manufactured for the Company by an outside contractor.

      Haemonetics has established a Customer Oriented Redesign for Excellence ("CORE") program, which is based on the tenets of Total Quality of Management ("TQM"). Goals of this program include: 1) improving customer satisfaction through top quality and on-time deliveries, 2) lowering production costs, and 3) optimizing inventories. In fiscal 2002, the Company saved $3.8 million through the CORE program, bringing total CORE savings to a cumulative total of $17.6 million over four years.

Patents

      Haemonetics holds patents in the United States and abroad on some of its machines and disposables. These patents cover certain elements of its systems, including protocols employed in its equipment and certain aspects of its processing chambers and disposables. The Company considers its patents to be important but not indispensable to its business. To maintain its competitive position, the Company relies to a greater degree on the technical expertise and know-how of its personnel than on its patents. The Company pursues an active and formal program of invention disclosure and patent application in both the United States and abroad. The Company also owns various trademarks that have been registered in the United States and certain other countries.

      The Company's policy is to file patent applications in the U.S. and foreign countries where rights are available and the Company believes it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. The Company cannot assure that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors or that its patents will not be found to be invalid.

Competition

      The markets for Haemonetics' products are developing and are highly competitive. Although Haemonetics competes directly with others, no one company competes with Haemonetics across its full line of products. The Company has established a record of innovation and market leadership in each of the areas in which it competes. In order to remain competitive, Haemonetics must continue to develop and acquire cost-effective new products and technologies. The Company believes that its ability to maintain a competitive advantage will continue to depend on a combination of factors, including its reputation; its regulatory approvals; its patents; its unpatented proprietary know-how in several technological areas; the quality, safety and cost effectiveness of its products; and continual and rigorous documentation of clinical performance.

      Competition in the surgical blood salvage market, where the underlying technology among major competitors is similar, is based upon reliability, ease of use, service, support, and price. Haemonetics competes principally with Medtronic, Inc., Fresenius, and Sorin Biomedica.

      In the area of automated plasma collection, the Company competes with Baxter International, Inc. on the basis of quality, ease of use, and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. To a much lesser degree, the Company's automated systems also compete with manual collection systems, which are less expensive, but are also slower, less efficient, and clinically riskier. Baxter has recently pursued a strategy of developing plasma collection sites and acquiring collection centers, which has had the effect of altering the competitive landscape. There can be no assurance that Baxter will not continue to acquire plasma collection centers, some of which may use Haemonetics collection technology.

      In the automated platelet collection market, competition is based on continual performance improvement, as measured by the time and efficiency of component collection and the quality of the components collected. The Company's major competitors in this market are Gambro BCT and Baxter International, Inc. Each of these companies has taken a technological approach different from that of Haemonetics in the design of systems for the automated platelet collection market. In the platelet collection market, Haemonetics also competes with whole blood collections from which pooled platelets are derived. Single donor (automated collection) platelets constitute 50% of the platelet transfusion market; the remainder are pooled.

      In the automated red cell collection market, Haemonetics pioneered automated collection. The Company competes with traditional methods of collecting and separating whole blood on the basis of total cost, process control, product quality, and inventory management. Additionally, it competes with Gambro BCT in certain automated red cell collection protocols. Less than 1% of red cells worldwide are collected via automation; the remainder are derived from whole blood collections.

      In the cell processing market, competition is based on semi-automated, labor-intensive, open systems, which are weaker in GMP compliance. The Company's major competitor in this market is Gambro BCT.

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

Government Regulation

      The products manufactured and marketed by the Company are subject to regulation by the Center of Biologics Evaluation and Research ("CBER") and the Center of Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration ("FDA"), and other non-United States regulatory bodies.

      All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance or an approved Premarket Approval Application ("PMA"). Intravenous ("IV") solutions marketed by the Company for use with its automated systems (blood anticoagulants and solutions for storage of red blood cells) require the Company to obtain from CBER an approved New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA"). A 510(k) premarket clearance indicates FDA's agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical data and manufacturing information, to be safe and effective for its labeled indications. The process of obtaining a 510(k) clearance may take up to 24 months and involves the submission of clinical data and supporting information. The PMA process, which requires the submission of more significant quantities of clinical data and supporting information, may take even longer. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) or PMA device approvals, both because the FDA review process is more complicated, and because Haemonetics does not have significant experience and expertise in submitting NDAs.

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

Environmental Matters

      The Company does not anticipate that compliance with federal, state, and local environmental protection laws presently in effect will have a material adverse impact upon the Company or will require any material capital expenditures. However, environmental laws, including those that regulate raw materials for medical grade plastics, are subject to change. The Company cannot predict what impact, if any, such changes might have on its business.

Employees

      As of March 30, 2002, Haemonetics employed 1,498 persons assigned to the following functional areas: manufacturing, 786; sales and marketing, 214; general and administrative, 184; research and development, 133; and quality control and field service, 181. The Company considers its employee relations to be satisfactory.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

      The financial information required by this item is included herein in
Note 10 of the financial statements, entitled SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION.

Cautionary Statement

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed," and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations, and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or unanticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which the Company operates. The foregoing list should not be construed as exhaustive.

ITEM 2.  PROPERTIES

      The Company owns its main facility, which is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 65,000 square feet for administrative and research and development activities and 10,000 square feet available for expansion. See Note 4 to the financial statements for details of the Company's mortgage on its Braintree facility.

      The Company leases an 81,850 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations. Annual lease expense is $311,330 for this facility.

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

      In August 1997, the Company began leasing a 48,000 square foot facility in Avon, Massachusetts. This facility is used for warehousing and distribution of products. Annual lease expense for this facility is $269,016.

      Effective January 2002, the Company acquired Fifth Dimension Information Systems Inc. and as part of the acquisition the Company assumed lease payments of $116,555 annually for 10,270 square feet of office space in Edmonton, Alberta, Canada.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

      Executive Officers of the Registrant

      The information concerning the Company's Executive Officers is as follows. Executive officers are elected by and serve at the discretion of the Board of Directors of the Company.

      ROBERT EBBELING joined Haemonetics in 1987 as Manager of Injection Molding and in December 1987 he became Manager, Molding and Lapping. In April 1988, Mr. Ebbeling was promoted to Manager, Bowls, Molding, and Lapping. In April 1989, he became Director, Disposables Manufacturing. In January 1994, Mr. Ebbeling was promoted to Vice President, US Disposables Manufacturing. In April 1995, he was named Vice

President, Disposables Manufacturing. In August 1996, Mr. Ebbeling was promoted to Senior Vice President, Manufacturing. Prior to joining Haemonetics, Mr. Ebbeling was Vice President, Manufacturing, for Data Packaging Corporation, Somerset, Massachusetts.

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

      JAMES L. PETERSON joined Haemonetics in 1980 as Director of European Operations. In 1982, he was promoted to Vice President and in 1988, to Executive Vice President. In 1994, Mr. Peterson was promoted to President, International Operations. In January 1998, Mr. Peterson was elected President and Chief Executive Officer by the Board of Directors. Prior to joining Haemonetics he was employed by Hewlett-Packard Company in various management positions. Mr. Peterson has been a member of Haemonetics' Board of Directors since 1985. In addition, Mr. Peterson serves on the Board of Trustees of the Joslin Diabetes Center and as Chairman of the Board of the Cambridge Chapter of the Center for Quality of Management.

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

      TIMOTHY R. SURGENOR joined Haemonetics in January 2000 as Executive Vice President. He is responsible for business development, global business unit product development and marketing, quality assurance, and clinical and regulatory affairs. Prior to joining Haemonetics, Mr. Surgenor was President of Genzyme Tissue Repair, a publicly traded cell therapy division of Genzyme Corporation, Cambridge, Massachusetts, from 1995 until 1999. Prior to Genzyme, Mr. Surgenor was Executive Vice President and Chief Financial Officer of BioSurface Technology, Inc. and held various positions in operations at Integrated Genetics, Inc.

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Haemonetics' common stock is listed on the New York Stock Exchange under symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.


                                     First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                     ------------------------------------------------------------------

Fiscal year ended March 30, 2002:
Market price of
 Common Stock
  High                                   $34.30           $37.50            $41.87           $34.08
  Low                                    $28.40           $28.80            $32.22           $26.43

Fiscal year ended March 31, 2001:
Market price of
 Common Stock
  High                                   $25.19           $26.00            $31.94           $33.19
  Low                                    $19.75           $20.63            $21.25           $27.10

There were approximately 430 holders of record of the Company's common stock as of April 19, 2002. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                  Haemonetics Corporation and Subsidiaries
                              Five-Year Review
               (in thousands, except share and employee data)


Summary of Operations                                  2002            2001            2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------------

Net revenues (a)                                     $319,969        $293,860        $280,612        $284,513        $285,762
Cost of goods sold                                    165,135         151,447         149,155         150,866         158,607 (b)
                                                     ------------------------------------------------------------------------
Gross profit                                          154,834         142,413         131,457         133,647         127,155
                                                     ------------------------------------------------------------------------

Operating expenses:
  Research and development                             19,512          19,039          14,943          15,153          17,934
  Selling, general and administrative                  88,874          86,734          82,895          86,879          86,909
  Non-recurring restructuring expense                      --              --              --              --          15,900 (b)
  Acquired research and development                    10,000          18,606 (c)       2,871 (c)          --              --
  Other unusual charges                                    --           4,614 (c)      10,305 (c)          --              --
                                                     ------------------------------------------------------------------------
Total operating expenses                              118,386         128,993         111,014         102,032         120,743
                                                     ------------------------------------------------------------------------

Operating income                                       36,448          13,420          20,443          31,615           6,412
Other income (expense), net                             2,057           3,906           3,254             969          (1,946)
                                                     ------------------------------------------------------------------------

Income from continuing operations
 before provision for income taxes                     38,505          17,326          23,697          32,584           4,466
Provision for income taxes                             10,782          10,090           8,471          11,405           3,865
                                                     ------------------------------------------------------------------------

Income from continuing operations before cumulative
 effect of a change in accounting principle            27,723           7,236          15,226          21,179             601
                                                     ------------------------------------------------------------------------

Income(loss) from discontinued operations                  --              --             144            (102)        (25,373)
Cumulative effect of a change
 in accounting principle                                2,304 (d)          --              --              --              --
                                                     ------------------------------------------------------------------------

Net income(loss)                                     $ 30,027           7,236          15,370          21,077         (24,772)
                                                     ========================================================================

Income(loss) per share:
  Basic                                              $   1.15        $   0.29        $   0.59        $   0.79        $  (0.93)
  Diluted                                            $   1.11        $   0.28        $   0.58        $   0.78        $  (0.93)

Weighted average number of shares                      26,214          25,299          26,087          26,744          26,537
Common stock equivalents                                  941             706             414             142              52
                                                     ------------------------------------------------------------------------
Weighted average number of common
 and common equivalent shares                          27,155          26,005          26,501          26,886          26,589
                                                     ========================================================================


Financial and Statistical Data:                        2002            2001            2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------------

Working capital                                      $148,737        $139,717        $121,443        $162,188        $112,792
                                                     ------------------------------------------------------------------------

Current ratio                                             2.8             2.8             2.4             3.3             2.4
Property, plant and equipment, net                   $ 84,877        $ 83,251        $ 81,608        $ 83,016        $ 84,219
                                                     ------------------------------------------------------------------------

Capital expenditures                                 $ 21,602        $ 16,146        $ 17,346        $ 22,466        $ 20,380

Depreciation and amortization                        $ 25,616        $ 24,499        $ 24,906        $ 24,573        $ 22,861
                                                     ------------------------------------------------------------------------

Total assets                                         $364,921        $345,314        $334,760        $344,675        $326,749
Total debt                                           $ 72,143        $ 69,719        $ 74,202        $ 59,171        $ 71,054
                                                     ------------------------------------------------------------------------

Stockholders' equity                                 $236,824        $215,516        $202,815        $221,861        $194,655
Return on average equity                                 13.3%            3.5%            7.2            10.1%          (11.8)%
Debt as a % of stockholders' equity                      30.5%           32.3%           36.6%           26.7%           36.5%
                                                     ------------------------------------------------------------------------

Employees from continuing operations                    1,498           1,357           1,328           1,329           1,396
Net revenues per employee
 from continuing operations                          $    214        $    217        $    211        $    214        $    205
                                                     ------------------------------------------------------------------------

(a) Revenues for 2000 and 1999 shown were restated to include additional shipping and handling revenue billed to customers in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) which the Company adopted in the fourth quarter of fiscal 2001. Prior to the Company's adoption of EITF 00-10, amounts billed to customers for shipping and handling were netted against the related costs in cost of goods sold or S,G&A (see Note 2 to the consolidated financial statements for further discussion).
(b) $8.6 million of the $24.5 million restructuring charges recorded in 1998 has been reclassified to Cost of Goods Sold in accordance with Emerging Issues Task Force 96-09 "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring."
(c) In September of fiscal 2001, the Company acquired Transfusion Technologies Corporation. As part of the acquisition the Company recognized $18.6 million in in-process research and development costs and $4.6 million in other unusual charges. Fiscal year 2000 was adjusted to include a $2.9 million charge for in-process research and development and $0.7 million for other unusual charges related to the acquisition of Transfusion Technologies Corporation (see Note 11 to the consolidated financial statements for further discussion). Also reflected in Other unusual charges was a write down of a sales-type lease with the Chinese government for $9.5 million (see Note 12 to the consolidated financial statements for further discussion).
(d) Effective April 1, 2001, the Company adopted SFAS 133, as amended, which resulted in the recognition of $2.3 million as a cumulative effect of a change in accounting principle, net of tax. This amount is the change in the fair value of forward contracts related to forward points, which the Company excludes from its assessment of hedge effectiveness (see Note 2 to the consolidated financial statements for further discussion).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

      The table outlines the components of the consolidated statements of operations for continuing operations as a percentage of net revenues:


                                                    Percentage of Net Revenues              Percentage
                                                ----------------------------------    ----------------------
                                                March 30,    March 31,    April 1,    Increase    (Decrease)
Years Ended                                        2002         2001        2000      2002/01       2001/00
------------------------------------------------------------------------------------------------------------

Net revenues                                      100.0%       100.0%      100.0%         8.9%         4.7%
Cost of goods sold                                 51.6         51.5        53.2          9.0          1.5
------------------------------------------------------------------------------------------------------------
Gross profit                                       48.4         48.5        46.8          8.7          8.3
------------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                          6.1          6.5         5.3          2.5         27.4
  Selling, general and administrative              27.8         29.5        29.5          2.5          4.6
  Acquired research and development                 3.1          6.3         1.0        (46.3)      >100.0
  Other unusual charges                            ----          1.6         3.7       (100.0)       (55.2)
------------------------------------------------------------------------------------------------------------
      Total operating expenses                     37.0         43.9        39.5         (8.2)        16.2
------------------------------------------------------------------------------------------------------------
Operating income                                   11.4          4.6         7.3       >100.0        (34.4)
Interest expense                                   (1.2)        (1.3)       (1.6)         4.8        (14.7)
Interest income                                     1.2          1.6         1.8        (15.2)        (8.0)
Other income, net                                   0.6          1.0         0.9        (32.1)        15.5
------------------------------------------------------------------------------------------------------------
Income from continuing operations before
 provision for income taxes                        12.0          5.9         8.4       >100.0        (26.9)
Provision for income taxes                          3.3          3.4         3.0          6.9         19.1
------------------------------------------------------------------------------------------------------------
Income from continuing operations before
 cumulative effect of a change in accounting
 principle                                          8.7          2.5         5.4       >100.0        (52.5)
------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
 principle, net of tax                              0.7         ----        ----        100.0         ----
------------------------------------------------------------------------------------------------------------
Net income                                          9.4%         2.5%        5.4%      >100.0%       (52.5)%
==========================================================================================================

2002 COMPARED TO 2001

Net Revenue Summary
-------------------


                                                        Percent Increase / (Decrease)
                                                     -----------------------------------
By location                    2002        2001      As reported    At constant currency
-----------                  -----------------------------------------------------------

United States                $121,558    $ 96,557       25.9%               25.9%
International                 198,411     197,303        0.6                  6.5
                             ----------------------------------------------------
Net revenues                 $319,969    $293,860        8.9%                13.0%


                                                        Percent Increase / (Decrease)
                                                     -----------------------------------
By product type                2002        2001      As reported    At constant currency
---------------              -----------------------------------------------------------

Disposables                  $286,637    $263,169        8.9%                12.7%
Misc. & service                16,292      17,116       (4.8)                  2.8
Equipment                      17,040      13,575       25.5                  30.2
                             -----------------------------------------------------
Net revenues                 $319,969    $293,860        8.9%                13.0%


Disposable revenue                                      Percent Increase / (Decrease)
------------------                                   -----------------------------------
by product line                2002        2001      As reported    At constant currency
---------------              -----------------------------------------------------------

Surgical                     $ 65,521    $ 61,291        6.9%                10.9%
Blood bank                    101,869     104,971       (3.0)                 1.4
Red Cells                      10,455       7,932       31.8                 39.6
Plasma                        108,792      88,975       22.3                 24.8
                             ----------------------------------------------------
Total disposables revenue    $286,637    $263,169        8.9%                12.7%
                             ----------------------------------------------------

2002 COMPARED TO 2001

Net Revenues

      Net revenues in 2002 increased 8.9% to $320.0 million from $293.9 million in 2001. With currency rates held constant, net revenues increased 13.0%.

      Disposable sales increased 8.9% year over year at actual rates and with currency rates held constant, disposable sales increased 12.7%. Year over year constant currency disposable sales growth was a result of growth in worldwide Surgical (up 10.9%), worldwide Bloodbank (up 1.4%) worldwide
Red Cell (up 39.6%), and worldwide Plasma sales (up 24.8%). The constant currency growth in the worldwide Surgical disposable sales is mainly attributed to volume increases of existing products in the European markets and the success of the Company's recently launched OrthoPAT(R) product in the U.S. orthopedic market. Worldwide Bloodbank disposable sales increased as compared to 2001 as a result of volume increases in platelet disposable sales in Japan and volume increases in the U.S. market resulting from the rollout of the ACP(TM) 215 automated cell processing system. The growth in worldwide Red Cell sales is attributed to volume increases in the U.S. and European markets. The growth of Red Cells was unfavorably impacted by the events of September 11, 2001 and by the delay in the further rollout of the double Red Cell technology by the American Red Cross ("ARC"). The ARC is awaiting approval from the Food and Drug Administration on software information system changes and standard operating procedure upgrades necessary to expand its red cell program beyond its four current sites. The growth in worldwide Plasma disposables sales is attributed to volume increases of products sold in the U.S. due to the continued upturn in plasma collections as demand for source plasma outpaces supply. Of the 24.8% constant currency Plasma growth, approximately 8.8% of it was due to sales of bottles resulting from the Company's acquisition of the plasma container business in the fourth quarter of last year and from the sales of Haemonetics brand anticoagulant solution introduced to the Company's Plasma product line last year. The Company expects Plasma growth to moderate in fiscal 2003 due to slower growth in plasma collections as well as the effects of industry consolidation, which will result in the loss of one plasma customer.

      At actual rates, sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 89.6% of net revenues for both fiscal year 2002 and 2001. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 89.5% and 89.7% of net revenues for fiscal year 2002 and 2001, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues, including software revenue from the Company's newly acquired software company, Fifth Dimension, accounted for 5.1% and 5.9% of the Company's net revenues, at actual rates, for fiscal year 2002 and 2001, respectively. At constant currency, these sales accounted for 5.1% and 5.6% of the Company's net revenues for fiscal year 2002 and 2001, respectively.

      Equipment revenues increased 25.5% from $13.6 million in fiscal 2001 at actual rates and increased 30.2% year over year with currency rates held constant. The 30.2% constant currency increase is attributable to sales of surgical machines and the new ACP 215 system domestically.

      At actual rates, international sales as reported accounted for approximately 62.0% and 67.2% of net revenues for fiscal 2002 and 2001, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy and the events of September 11, 2001 and their aftermath.

Gross profit

      Gross profit of $154.8 million in fiscal 2002 increased $12.4 million from $142.4 million in fiscal 2001. With currency rates held constant, gross profit increased by 15.9%, or $21.5 million, but decreased as a percentage of sales by 1.2%. The $21.5 million constant currency gross profit increase from fiscal 2001 was a result of higher manufacturing volumes and cost reductions.

      In 1998, the Company initiated the Customer Oriented Redesign for Excellence ("CORE") Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management, ("TQM") principals, and the program aims to increase the efficiency and the quality of processes and products, and to improve the quality of management at Haemonetics. For fiscal 2002, the CORE program has generated $3.8 million of cost savings benefiting the Company's gross profit from initiatives to lower product costs by automating and redesigning the way certain products are made so that less material and labor is needed and by negotiating lower material prices with vendors.

Expenses

      The Company expended $19.5 million, 6.1% of net revenues, on research and development for 2002 and $19.0 million, 6.5% of net revenues, for 2001. At constant currency rates, research and development as a percentage of sales decreased 0.2% from 2001 to 2002.

      Selling, general and administrative expenses increased $2.2 million from $86.7 million in fiscal 2001 to $88.9 million in fiscal 2002. At constant currency rates, selling, general and administrative expenses increased $7.1 million, however decreased as a percent of net revenues by 0.8% to 28.0% due to the Company's higher sales. The higher sales and increased spending behind the Company's new product sales and marketing activities contributed to the dollar increase in selling, general and administrative dollars.

Acquired Research and Development

      Pathogen Inactivation Technology

      In the third quarter of fiscal 2002, the Company paid $10.0 million to acquire the right to integrate a new pathogen inactivation technology into its platelet collection devices after the technology receives regulatory approval. Baxter and Cerus are currently developing the technology. Cerus anticipates European regulatory clearance during fiscal 2003, with U.S. and other clearances following over the next few years.

      Transfusion Technologies

      Upon consummation of the acquisition of Transfusion Technologies Corporation ("Transfusion") in the second quarter of fiscal 2001, the Company incurred costs representing the value of the research and development projects. Included in the purchase price allocation for the acquisition of Transfusion was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of fiscal year 2000 relative to Haemonetics' original 19.8% investment. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations as acquired research and development (see Note 11 in the audited consolidated financial statements for further discussion of the acquisition and IPR&D charges).

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

      The Company now considers the CSS project 100% complete, having completed the clinical safety study on July 13, 2001 and submission of the 510(k) to the Food and Drug Administration ("FDA") on September 21, 2001. Product sales will commence upon approval by the FDA which could be one year, or greater, from the submission date.

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

      As of March 30, 2002, the estimated percent completion of the RCC project is 71%. The expected date that product sales will commence is fiscal year 2004. Estimates for cost of sales, S,G&A costs and income tax rates relative to the RCC project remain unchanged. Significant design, software programming, disposable set development and sourcing requirements are still to be completed. In addition, clinical trials will be conducted prior to submission of a 510(k) to the FDA. The estimated cost to be incurred to develop the purchased in-process RCC technology into a commercially viable product is $1.9 million in fiscal 2003 and $1.0 million in fiscal 2004.

Other Unusual Charges

      Unusual charges expensed as a result of the acquisition of Transfusion amounted to $4.6 million and included $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in fluid warming technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To affect this change, the historic cost of the 19.8% investment made by Haemonetics was written down by its 19.8% share of the monthly losses incurred by Transfusion from November 1999. The charge to the statement of operations related to this cost to equity adjustment was $1.3 million for the year ended March 31, 2001.

Operating Income

      Operating income for 2002, as a percentage of net revenues, increased
6.8 percentage points to 11.4% in fiscal 2002 from 4.6% in fiscal 2001. At constant currency rates, operating income increased by $26.5 million. The $26.5 million increase in operating income resulted largely from the $21.5 million of constant currency improvements in gross profit year over year, $13.3 million in decreased acquired research and development and unusual charges in fiscal 2002 as compared to fiscal 2001 offset by increases in the current year in selling, general and administrative expenses.

Foreign Exchange

      The Company generates 62% of its revenues outside the U.S. in foreign currencies. As such, the Company uses a combination of business and financial tools comprised of various natural hedges (offsetting exposures from local production costs and operating expenses) and forward contracts to hedge its balance sheet and P&L exposures. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

      The Company computes a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index corresponds to the value of sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997.

      For fiscal year 2001, the indexed hedge rates were 9.1% more favorable than those in fiscal 2000. For fiscal 2002, the indexed hedge spot rates were 2.0% less favorable than those in year 2001; and for fiscal year 2003, the indexed hedge spot rates are 9.5% less favorable than those in fiscal 2002. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the Haemonetics specific hedge rate index. These indexed hedge rates impact sales in the Company's financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                      Composite Index     Favorable / (Unfavorable)
                      Hedge Spot Rates      Change vs Prior Year
                      ----------------    -------------------------

      FY1999          Q1       0.98                 (9.4%)
                      Q2       1.06                (13.4%)
                      Q3       1.03                 (5.9%)
                      Q4       1.05                 (7.4%)
        1999 Total             1.03                 (9.1%)

      FY2000          Q1       1.10                (10.8%)
                      Q2       1.09                 (2.8%)
                      Q3       1.04                 (0.6%)
                      Q4       1.07                 (1.0%)
        2000 Total             1.07                 (3.9%)

      FY2001          Q1       1.04                   5.4%
                      Q2       1.00                   8.2%
                      Q3       0.92                  12.9%
                      Q4       0.97                  10.2%
        2001 Total             0.98                   9.1%

      FY2002          Q1       0.99                   5.2%
                      Q2       0.97                   3.3%
                      Q3       1.01                  (8.6%)
                      Q4       1.05                  (7.5%)
        2002 Total             1.00                  (2.0%)

      FY2003          Q1       1.09                  (8.9%)
                      Q2       1.08                 (10.3%)
                      Q3       1.10                  (8.1%)
                      Q4       1.17                 (11.0%)
        2003 Total             1.11                  (9.5%)

Other Income, Net

      Interest expense for 2002 was relatively flat as compared to 2001. As nearly 100% of the Company's long-term debt is at fixed rates, the Company has not benefited from lower interest rates in the marketplace. Interest income decreased $0.7 million from 2001 to 2002, due primarily to the continuing trend of customer preference for, and the Company's policy of moving toward placing on loan Company-owned equipment versus selling it under long-term sales-type leases. Investment income was relatively flat from 2001 to 2002, as lower interest rates have offset the benefit from higher average cash and available-for-sale investment balances. Including the cumulative effect of accounting change of $3.2 million related to the adoption of SFAS 133, as amended, other income net increased $2.2 million, due to the reduction of foreign exchange transaction losses and to the reduction of amortization expense as a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2001 which required that the Company cease amortization of goodwill.

Taxes

      The Company utilizes the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred tax liabilities and assets to be recognized for the expected future tax consequences of temporary differences between the tax and financial reporting basis for assets and liabilities, utilizing currently enacted tax rates. The effect of any tax rate changes is recognized in the period in which the change occurs.

      The Company does not provide a U.S. tax provision on its foreign subsidiaries' undistributed earnings as they are deemed to be permanently reinvested outside the U.S. Non-US income taxes are provided on the foreign subsidiaries' undistributed earnings and upon repatriation, the Company provides the appropriate U.S. tax provision on these earnings.

      The income tax provision, as a percentage of pretax income, was 28.0% for 2002, down from 58.2% in 2001. Excluding the non-deductible charges in connection with Transfusion Technologies' acquisition, the Company's effective tax rate was 27% in 2001.

      The decrease in tax expense from the federal statutory to the Company's effective tax rate is primarily attributable to the Foreign Sales Corporation and the Extraterritorial Income Exclusion and differences between U.S. and foreign statutory rates.

Cumulative Effect of Accounting Change, Net of Tax

      In accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective, April 1, 2001, the beginning of the Company's 2002 fiscal year. As required, these standards were adopted as a change in accounting principle and accordingly, the effect at adoption of $3.2 million was shown net of taxes of $0.9 million as a cumulative effect of a change in accounting principle on the face of the consolidated statements of operations in the year ended March 30, 2002.

Net Income

      Net income for fiscal 2002, as a percentage of net revenues, increased
6.9 percentage points to 9.4% in fiscal 2002 from 2.5% in fiscal 2001. On a per share basis, assuming dilution, net income grew significantly from $0.28 in fiscal 2001 to $1.11 in fiscal 2002. Excluding the effects of the $7.2 million net of tax in acquired research and development in fiscal 2002 and the aggregate effect of the $22.3 million net of tax of unusual charges and acquired research and development in fiscal 2001, earnings per share, assuming dilution grew 20.2% from $1.14 in fiscal 2001 to $1.37 in fiscal 2002.

2001 COMPARED TO 2000


Net Revenue Summary
-------------------

                                                        Percent Increase / Decrease)
                                                        ----------------------------
By location                    2001        2000      As reported    At constant currency
-----------                  -----------------------------------------------------------

United States                $ 96,557    $ 90,986       6.1%                6.1%
International                 197,303     189,626       4.0                 0.9
                             --------------------------------------------------
Net revenues                 $293,860    $280,612       4.7%                2.6%


                                                        Percent Increase / (Decrease)
                                                        -----------------------------
By product type                2001        2000      As reported    At constant currency
                             -----------------------------------------------------------

Disposables                  $263,169    $250,419       5.1%                2.1
Misc. & service                17,116      15,002      14.1                20.0
Equipment                      13,575      15,191     (10.6)               (7.1)
                             --------------------------------------------------
Net revenues                 $293,860    $280,612       4.7%                2.6%


Disposable revenue                                      Percent Increase / (Decrease)
------------------                                      -----------------------------
by product line                2001        2000      As reported    At constant currency
---------------              -----------------------------------------------------------

Surgical                     $ 61,291    $ 58,970       3.9%                4.6%
Blood bank                    104,971     100,500       4.4                (1.5)
Red Cells                       7,932       6,201      27.9                34.3
Plasma                         88,975      84,748       5.0                 2.5
                             --------------------------------------------------
Total disposables revenue    $263,169    $250,419       5.1%                2.1%
                             --------------------------------------------------

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

      Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 89.7% and 90.0% of net revenues for fiscal year 2001and 2000, respectively.

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

Gross profit

      Gross profit of $142.4 million in fiscal 2001 increased $10.9 million from $131.5 million in fiscal 2000. With currency rates held constant, gross profit increased by 1.3%, or $1.8 million, but decreased as a percentage of sales by 0.5%. The $1.8 million constant currency gross profit increase from fiscal 2000 was a result of higher sales and reflected cost savings of approximately $2.4 million from the Company's Customer Oriented Redesign for Excellence ("CORE") Program. In 1998, the Company initiated the CORE Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management ("TQM") principals, and the program aims to increase the efficiency and the quality of processes and products, and to improve the quality of management at Haemonetics. The $2.4 million in savings for 2001 resulted from lower product costs achieved by automation and redesigning the way certain products are made to use less material and labor and by negotiating lower material prices with vendors. These savings were partially offset by increases in other product costs.

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

Acquired Research and Development

      Transfusion Technologies

      Upon consummation of the Transfusion acquisition in the second quarter of fiscal 2001, the Company incurred costs representing the value of the research and development projects. Included in the purchase price allocation for the acquisition of Transfusion was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in consolidated statement of operations for the year ended March 31, 2001. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations as acquired research and development (see Note 11 in the audited consolidated financial statements for further discussion of the acquisition and IPR&D charges).

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

Other Unusual Charges

      a) Relating to the acquisition of Transfusion Technologies

      Unusual charges expensed in the twelve months ended March 31, 2001, as a result of the acquisition of Transfusion amounted to $4.6 million. These charges included $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to Haemonetics employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November of fiscal year 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To effect this change, the historic cost of the 19.8% investment made by Haemonetics' was written down by its 19.8% share of the losses incurred by Transfusion Technologies from November of fiscal year 2000 through the date of acquisition of the remaining 80.2%. The charge to the consolidated statement of operations related to this cost to equity adjustment was $1.3 million in fiscal year 2001 and $0.7 million in fiscal 2000.

      b) Other

      Beginning in fiscal year 1997, the Company placed approximately 1,200 plasma collection machines in China under a sales-type lease contract with a local distributor. The sales-type lease contract included minimum annual disposable products use commitments per machine under contract and included a ramp-up period. In March of 2000, the Company reassessed its ability to realize the full value of the sales-type lease as originally recorded given that the ramp up in disposable purchases expected had not materialized. In the Company's opinion two main factors or market conditions contributed to the distributor's failure to meet its disposable purchase commitments. Although the Chinese government passed an executive order in 1998 making manual plasma collection unlawful, government authorities failed to enforce the order and manual plasma collection, which is much less costly for the collector, continues for a large percentage of total plasma collections. Secondly, the availability of, and lack of enforcement against, unauthorized local copies of disposable products at a lower cost, significantly impacted purchases from foreign suppliers, including Haemonetics.

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

Net Income

      Net income for fiscal 2001, as a percentage of net revenues, decreased
2.9 percentage points to 2.5% in fiscal 2001 from 5.4% in fiscal 2000. On a per share basis, assuming dilution, net income decreased from $0.58 in fiscal 2000 to $0.28 in fiscal 2001. Excluding the aggregate unusual charges and acquired research and development recorded in fiscal 2001 and fiscal 2000 of $22.3 million net of tax and $10.2 million net of tax, respectively, earnings per share, assuming dilution grew 17.6% from $0.97 in fiscal 2000 to $1.14 in fiscal 2001.

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was recently published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are summarized in Note 2 of its financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

      The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report.

      The accounting policies identified as critical are as follows:

Revenue Recognition

      The Company recognizes revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. The Company believes that its revenue recognition policy is critical because revenue is a very significant component of its results of operations. Decisions relative to criteria (4) regarding collectibility are based upon management judgments and should conditions change in the future and cause management to determine this criteria is not met, the Company's recognized results may be affected.

      With the Company's acquisition of Fifth Dimension Information Systems, Inc. ("Fifth Dimension") in January 2002, the Company has recorded software sales in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and in instances where services are essential to the functionality of the software, which represents the majority of Fifth Dimensions software sales, revenue is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      In accordance SOP 97-2, when the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, the software license, configuration, training and implementation fees are recognized under the contract method of accounting using labor hours to measure the completion percentage. In order to apply the contract method of accounting, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion. The Company does not believe its software revenue recognition policy is a critical policy however, due to the insignificance of the related software revenue recognized to date.

Income Taxes

      In preparing the Company's consolidated financial statements, income tax expense is calculated for each of the jurisdictions in which the Company operates. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in the Company's statement of operations. In the event that actual results differ from the Company's estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 30, 2002, no valuation allowance existed on the Company's books. The total net deferred tax asset as of March 30, 2002 was $21.2 million.

Inventories

      The Company values its inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. On a quarterly basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on the Company's estimated forecast of product demand and production requirements for the next twenty-four months. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued as a result of understating its provision for excess and obsolete inventory, such costs would be required to be recorded in its cost of goods sold at the time of such determination. Likewise, if its inventory is determined to be undervalued, as a result of overstating its provision for excess and obsolete inventory, the Company may have over-reported its costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although every effort is made to ensure the accuracy of the Company's forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and reported operating results.

Goodwill and Other Intangibles

      Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. In addition, as described in Notes 2 and 11 of the Company's financial statements, as a result of the Company's acquisitions, values were assigned to intangible assets for patented and unpatented technologies and customer contracts and related relationships. Finite useful lives were assigned to these intangibles and they will be amortized over their remaining life. As with any intangible asset, future write-downs may be required if the value of these assets becomes impaired.

Property, Plant and Equipment

      Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Any change in conditions that would cause management to change its estimate as to the useful lives of a group or class of assets may significantly impact the Company's depreciation expense on a prospective basis.

Allowance for Doubtful Accounts

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. Concentration risk exists relative to the Company's accounts receivable, as 20.0% of the Company's total accounts receivable balance for 2002 is concentrated in one unaffiliated Japanese customer. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.

Liquidity and Capital Resources

      The Company's primary sources of capital include cash and cash equivalents, internally generated cash flows and bank borrowings. The Company believes these sources to be sufficient to fund its requirements, which are derived primarily from capital expenditures, acquisitions, new business development, share repurchase and working capital.

      During the twelve months ended March 30, 2002, the Company funded its activities primarily with cash and cash equivalents of $10.3 million, $32.2 from cash flows generated by operations, $13.0 million from stock option proceeds and $4.0 million from debt borrowings.

      Working capital as of March 30, 2002 was $148.7 million. This reflects an increase of $9.0 million in working capital from the year ended March 31, 2001, largely due to increases in accounts receivable, inventories and short-term borrowings, offset by a decline in cash and cash equivalents.

      A summary of the Company's contractual and commercial commitments as of March 30, 2002 were as follows (see Note 4 and Note 6 to the consolidated financial statements):


                                                          Payments Due by Period
                                          -------------------------------------------------------
                                                      Less
                                                      than 1                               After
Contractual Obligations (in thousands)     Total      year      1-3 years    4-5 years    5 years
                                           -----      ----      ---------    ---------    -------

Debt                                      $72,143    $31,356     $15,346      $12,464     $12,977
Operating Leases                           17,911     4,554        6,230        4,317       2,810
                                          -------------------------------------------------------
Total                                     $90,054    $35,910     $21,576      $16,781     $15,787
                                          =======================================================

      The decrease of $10.3 million in cash and cash equivalents during the twelve months ended March 30, 2002 from operating, investing and financing activities before the effect of exchange rates represents a decrease in cash flow of $29.9 million compared to the $19.6 million in cash generated in 2001. The $29.9 million decrease was a result of less cash generated by the Company's operating activities, an increase in cash flows utilized by the Company's financing activities, offset by a reduction of cash utilized on investing activities.

Operating Activities:

      The Company generated $32.2 million in cash from operating activities during the twelve months ended March 30, 2002 as compared to $56.8 million generated during the twelve months ended March 31, 2001. The $24.6 million decrease in operating cash flow from fiscal year 2001 to fiscal year 2002 was a result of a $18.7 million increase in inventories due to higher raw material, work in process and finished good levels needed to support higher sales, a $3.4 million increase in accounts receivable due to increased sales, a $3.2 million decrease in accountspayable, accrued expenses and other current liabilities in 2002 and a $1.0 million decrease in net income adjusted for depreciation, amortization and other non-cash items.

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

      As measured by the Company's operating cash flow metric, the Company generated $24.5 million and $42.7 million of operating cash during fiscal 2002 and 2001, respectively. The operating cash generated for 2002 excludes the investment to acquire Fifth Dimension and the payment made to acquire technology under development, which amounted to $23.3 million in the aggregate. Fiscal 2001 excludes cash spent to first invest in, and later acquire, Transfusion Technologies and the Alpha Therapeutics' bottle plant, which amounted, in the aggregate, to $34.6 million in fiscal 2001. The $24.5 million of operating cash flow in fiscal 2002 resulted from $38.4 million of net income adjusted for non-cash items and $7.6 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. Offsetting these was $21.5 million from increased working capital investment, primarily higher accounts receivable due to higher sales, with an increase in inventories of $18.6 million. These increased working capital investments were offset by increased cash from $2.2 million in higher accounts payable and accrued payroll. The $42.7 million of operating cash flow in fiscal 2001 resulted from $30.8 million of net income adjusted for non-cash items and $14.7 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. Offsetting these was $2.8 million from increased working capital investment, primarily higher accounts receivable due to higher sales, with a small increase in inventories of $1.3 million. These increased working capital investments were offset by $3.5 million higher accounts payable and accrued payroll.

Investing Activities:

      Net cash used for investing activities totaled $33.2 million for the year ended March 30, 2002, a decrease of $7.1 million as compared to the $40.3 million utilized for 2001. During 2002, the $24.4 million made available by the decrease in acquisition expenditures in 2002 versus 2001 was almost completely utilized by the Company's $9.4 million in additional purchase of available for sale investments, net of sales and maturities and the Company's $5.4 million in additional capital expenditures. During 2002, the Company paid $10.5 million to acquire Fifth Dimension Information Systems, Inc. ("Fifth Dimension"), and in 2001, the Company acquired Transfusion Technologies and Alpha Therapeutic's Compton California bottle plant for a combined total of $34.8 million.

Financing Activities:

      Net cash used for financing activities totaled $9.3 million for the year ended March 30, 2002 as compared to net cash provided of $3.1 million as of March 31, 2001. The $12.4 million decrease in cash from financing activities was a result of $22.2 of additional monies spent in 2002 to repurchase Company stock, offset by $9.0 million of increased cash flows from borrowings and $2.1 million from cash flows generated by stock option exercises. The increase in borrowings of $9.0 million year over year was primarily due to increases in short-term revolving credit agreements in Japan as the Company executes a financing strategy that includes taking advantage of the low interest rates in that country. In the fourth quarter of fiscal 2002, the Company repurchased 895,800 shares of outstanding common stock for approximately $26.9 million, which is an average market price of $30.05 per share. In February 2002, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market up to 1,764,000 shares of the Company's common stock. The Company adopted a 10b5-1 Plan (the "Plan") to repurchase stock. The term of the Plan begins on May 6, 2002. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes. Stock option exercises provided $16.9 million in cash an increase of $2.0 million over the prior year. The Company had short term borrowings of $31.4 million as of March 30, 2002 primarily comprised of 3.4 billion Japanese yen, equivalent to U.S. $25.3 million, in unsecured debt outstanding bearing an interest rate of 0.91% and the $5.7 million for the private placement debt due to be repaid during fiscal 2003. This is an increase over the prior year, as the Company experienced a $7.0 million reduction in debt in 2001 when it paid a portion of the outstanding debt in Japan.

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

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company's results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. This statement is not applicable to goodwill or intangible assets that are not being amortized, and certain other long-lived assets. Adoption of this standard is required no later than the first quarter of fiscal 2003. Management believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

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

EURO CURRENCY

      Effective January 1, 1999, 11 of the 15 countries in the European Union (Austria, Belgium, Finland, France, Germany, Holland, Ireland, Italy, Luxembourg, Portugal and Spain) adopted a single currency known as the Euro. For the three years following January 1, 1999, these countries were allowed to transact business in both the Euro and in their own currencies at fixed exchange rates. Beginning on July 1, 2002, the Euro will become the only currency for these 11 countries.

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

Foreign exchange risk

      Greater than 50% of the Company's revenues are generated outside the U.S. yet the Company's reporting currency is the U.S. dollar. Foreign exchange risk arises because the Company engages in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency. Accordingly, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive effect on the Company's results of operations.

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

      At March 30, 2002, the Company had the following outstanding foreign exchange contracts to hedge certain firm sales commitments denominated in foreign currency:

                (BUY) / SELL        Weighted                                          Discounted
   Hedged           Local            Forward            US$ @         Unrealized      Unrealized
  Currency        Currency        Contract Rate      Current Fwd    Gain / (Loss)    Gain / (Loss)      Maturity
----------------------------------------------------------------------------------------------------------------

Euro                7,450,000   $0.867                6,521,621     $  (61,906)          (61,642)     Apr-Jun 2002
Euro                7,600,000      $0.885             6,634,804     $   93,811            91,297      Jul-Sept 2002
Euro                8,250,000      $0.871             7,193,842     $   (5,827)           (5,421)     Oct-Dec 2002
Euro                5,850,000      $0.860             5,089,557     $  (55,762)          (52,526)     Jan-Feb 2003
Japanese Yen    1,750,000,000       116.5 per US$    13,219,799     $1,800,179         1,779,654      Apr-Jun 2002
Japanese Yen    1,850,000,000       118.7 per US$    14,065,023     $1,524,136         1,481,573      Jul-Sept 2002
Japanese Yen    1,825,000,000       123.0 per US$    13,979,940     $  861,703           825,580      Oct-Dec 2002
Japanese Yen    1,175,000,000       130.7 per US$     9,071,368     $  (81,767)          (77,020)     Jan-Feb 2003
                                    ------------------------------------------------------------
                                    Total:           75,775,954      4,074,567         3,981,495
                                    ============================================================

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would create an additional $8.8 million unrealized gain; whereas a 10% weakening of the U.S. dollar would reduce the unrecorded gain by $9.8 million.

Interest Rate Risk

      All of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense. The fair value of the Company's long-term debt however, would change in response to interest rates movements due to its fixed rate nature. At March 30, 2002, the fair value of the Company's long-term debt was approximately $2.6 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the Company's $28.5 million, 7.05% fixed rate senior notes and the $9.2 million, 8.41% real estate mortgage. These notes and the real estate mortgage represent approximately 93% of the Company's outstanding long-term borrowings at March 30, 2002.

      At March 31, 2001, the fair value of the Company's long-term debt was $2.5 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the $40 million, 7.05% fixed rate senior notes the Company holds. Fair values have been determined through information obtained from market sources and management estimates

      Using a scenario analysis, the Company evaluated the impact on all long-term maturities of changing the interest rate 10% from the rate levels, which existed at March 30, 2002. The effect was a change in the fair value of the Company's long-term debt, of approximately $0.8 million.

      Concentration of Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer amounted to $75.5 million, $86.3 million, and $81.6 million for 2002, 2001 and 2000, respectively. Concentration risk on the Company's accounts receivable is attributable to this customer who accounted for 20.0%, 22.7% and 27.3% of total accounts receivable for 2002, 2001 and 2000, respectively. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)


                                                         Years Ended
                                             -----------------------------------
                                             March 30,    March 31,     April 1,
                                               2002         2001          2000
                                             -----------------------------------

Net revenues                                 $319,969     $293,860      $280,612
Cost of goods sold                            165,135      151,447       149,155
                                             -----------------------------------
Gross profit                                  154,834      142,413       131,457
                                             -----------------------------------

Operating expenses:
  Research and development                     19,512       19,039        14,943
  Selling, general and administrative          88,874       86,734        82,895
  Acquired research and development            10,000       18,606         2,871
  Other unusual charges                            --        4,614        10,305
                                             -----------------------------------
      Total operating expenses                118,386      128,993       111,014
                                             -----------------------------------

Operating income                               36,448       13,420        20,443
Interest expense                               (3,908)      (3,728)       (4,372)
Interest income                                 3,905        4,602         5,000
Other income, net                               2,060        3,032         2,626
                                             -----------------------------------

Income from continuing operations
 before provision for income taxes             38,505       17,326        23,697
Provision for income taxes                     10,782       10,090         8,471
                                             -----------------------------------
Income from continuing operations
 before cumulative effect of a
 change in accounting principle                27,723        7,236        15,226

Discontinued Operations:
Income from discontinued operations,
 net of income tax expense of $68
 in 2000                                           --           --           144

Income from discontinued operations                --           --           144

Cumulative effect of a change in
 accounting principle, net of tax               2,304           --            --

Net income                                   $ 30,027     $  7,236      $ 15,370
                                             ===================================

Basic income per common share
  Continuing operations                      $   1.06     $   0.29      $   0.58
  Discontinued operations                    $     --     $     --      $   0.01
  Cumulative effect of a change in
   accounting principle, net of tax          $   0.09     $     --      $     --
  Net income                                 $   1.15     $   0.29      $   0.59

Income per common share assuming dilution
  Continuing operations                      $   1.02     $   0.28      $   0.57
  Discontinued operations                    $     --     $     --      $   0.01
  Cumulative effect of a change in
   accounting principle, net of tax          $   0.09
  Net income                                 $   1.11     $   0.28      $   0.58

Weighted average shares outstanding
  Basic                                        26,214       25,299        26,087
  Diluted                                      27,155       26,005        26,501


      The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                    March 30, 2002    March 31, 2001
                                                    --------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                            $ 34,913          $ 45,173
  Available-for-sale investments                         32,636            29,310
  Accounts receivable, less allowance of
   $1,298 in 2002 and $1,233 in 2001                     63,743            59,842
  Inventories                                            67,244            54,007
  Current investment in sales-type leases, net            2,783             5,680
  Deferred tax asset                                     18,943            19,982
  Prepaid expenses and other current assets              12,573             5,170
                                                       --------------------------
      Total current assets                              232,835           219,164

Property, plant and equipment:
  Land, building and building improvements               31,116            29,132
  Plant equipment and machinery                          54,596            51,259
  Office equipment and information technology            29,520            24,707
  Haemonetics equipment                                 103,587            91,973
                                                       --------------------------
      Total property, plant and equipment               218,819           197,071
      Less: accumulated depreciation                    133,942           113,820
                                                       --------------------------
      Net property, plant and equipment                  84,877            83,251
Other assets:
  Investment in sales-type leases, net
   (long-term)                                            3,234             5,391
  Other intangibles, less amortization
   of $1,977 in 2002 and $406 in 2001                    24,204            19,107
  Goodwill, net                                          14,168            14,426
  Deferred tax asset, net                                 2,275             1,737
  Other long-term assets                                  3,328             2,238
                                                       --------------------------
      Total other assets                                 47,209            42,899
                                                       --------------------------
      Total assets                                     $364,921          $345,314
                                                       ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
   long-term debt                                      $ 31,356          $ 22,438


  Accounts payable                                       12,536            13,350
  Accrued payroll and related costs                      12,696            10,072
  Accrued income taxes                                   11,355            14,791
  Other accrued liabilities                              16,155            18,796
                                                       --------------------------
      Total current liabilities                          84,098            79,447

Long-term debt, net of current maturities                40,787            47,281
Other long-term liabilities                               3,212             3,070

Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 80,000,000 shares;
   Issued - 31,453,511 shares in 2002
   and 30,721,723 shares in 2001                            315               307
  Additional paid-in capital                            104,261            87,958
  Retained earnings                                     264,592           234,325
  Accumulated other comprehensive loss                  (16,395)          (17,618)
                                                       --------------------------
Stockholders' equity before treasury stock              352,773           304,972
  Less: Treasury stock at cost - 5,812,943
   shares in 2002 and 4,940,390 shares in 2001          115,949            89,456
                                                       --------------------------
      Total stockholders' equity                        236,824           215,516
                                                       --------------------------
      Total liabilities and stockholders' equity       $364,921          $345,314
                                                       ==========================

      The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)


                                                                                       Accumulated
                                  Common Stock    Additional                              Other           Total
                                 --------------     Paid-in    Treasury    Retained   Comprehensive   Stockholders'   Comprehensive
                                 Shares     $'s     Capital      Stock     Earnings        Loss          Equity           Income
                                 --------------------------------------------------------------------------------------------------

Balance, April 3, 1999            29,703   $297    $ 65,504    $ (45,949)  $211,834     $ (9,825)        $221,861
  Employee stock purchase plan        --     --          --          479       (100)          --              379
  Exercise of stock options
   and related tax benefit           302      3       8,158           --         --           --            8,161
  Purchase of treasury stock          --     --          --      (39,703)        --           --          (39,703)
  Net income                          --     --          --           --     15,370           --           15,370        $15,370
  Foreign currency translation
   adjustment                         --     --          --           --         --       (3,253)          (3,253)        (3,253)
                                                                                                                         -------
  Comprehensive income                --     --          --           --         --           --               --        $12,117
                                  ----------------------------------------------------------------------------------------------
Balance, April 1, 2000            30,005   $300    $ 73,662    $ (85,173)  $227,104     $(13,078)        $202,815
                                  ==============================================================================================

  Employee stock purchase plan        --     --          --          446        (15)          --              431
  Exercise of stock options
   and related tax benefit           717      7      14,296           --         --           --           14,303
  Purchase of treasury stock          --     --          --       (4,729)        --           --           (4,729)
  Net income                          --     --          --           --      7,236           --            7,236        $ 7,236
  Foreign currency translation
   adjustment                         --     --          --           --         --       (4,540)          (4,540)        (4,540)
                                                                                                                         -------
  Comprehensive income                --     --          --           --         --           --               --        $ 2,696
                                  ----------------------------------------------------------------------------------------------
Balance, March 31, 2001           30,722   $307    $ 87,958    $ (89,456)  $234,325     $(17,618)        $215,516
                                  ==============================================================================================

  Employee stock purchase plan        --     --        (105)         421        240           --              556
  Exercise of stock options
   and related tax benefit           732      8      16,408           --         --           --           16,416
  Purchase of treasury stock          --     --          --      (26,914)        --           --          (26,914)
  Net income                          --     --          --           --     30,027           --           30,027        $30,027
  Unrealized loss on available-
   for-sale securities                --     --          --           --         --          (10)             (10)       $   (10)
  Foreign currency translation
   adjustment                         --     --          --           --         --       (1,054)          (1,054)        (1,054)
  Unrealized gain on derivatives                                                           2,287            2,287          2,287
                                                                                                                         -------
  Comprehensive income                --     --          --           --         --           --               --        $31,250
                                  ----------------------------------------------------------------------------------------------
Balance, March 30, 2002           31,454   $315    $104,261    $(115,949)  $264,592     $(16,395)        $236,824
                                  ==============================================================================================


      The accompanying notes are an integral part of these consolidated financial statements.


PAGE  37


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                                           Years Ended
                                                              -------------------------------------
                                                               March 30,     March 31,     April 1,
                                                                 2002          2001          2000
                                                              ---------     ---------      --------

Cash Flows from Operating Activities:
  Net income                                                   $ 30,027      $  7,236      $ 15,370
  Less net income from discontinued operations                       --            --           144
                                                               ------------------------------------
  Net income from continuing operations                          30,027         7,236        15,226

  Adjustments to reconcile net income to net cash
   provided by operating
activities:

Non cash items:
  Depreciation and amortization                                  25,616        24,499        24,906
  Deferred tax expense (benefit)                                   (747)        2,112        (1,697)
  In process research and development                                 0        18,606         2,871
  Equity in losses of investment                                      0         1,353           757
  Other unusual non-cash charges                                      0         1,282        12,268
  Tax benefit related to exercise of stock options                3,429         1,900         3,218
  Unrealized loss from hedging activities                          (355)           --            --

Change in operating assets and liabilities:
  (Increase) decrease in accounts receivable, net                (4,980)       (1,551)        3,560
  (Increase) decrease in inventories                            (18,344)          323        (7,812)
  Decrease in sales-type leases (current)                         2,896         2,356         4,216
  (Increase) decrease in prepaid income taxes                    (2,497)         (216)        2,494
  (Increase) decrease in other assets                             1,147          (384)        1,588
  Decrease in accounts payable, accrued
   expenses and other current liabilities                        (3,954)         (700)       (5,949)
                                                               ------------------------------------
  Net cash provided by operating activities,
   continuing operations                                         32,238        56,816        55,646
  Net cash used in operating activities,
   discontinued operations                                           --            --        (4,932)
                                                               ------------------------------------
      Net cash provided by operating activities                  32,238        56,816        50,714

Cash Flows from Investing Activities:
  Purchases of available-for-sale-investments                   (69,852)      (43,619)      (70,423)
  Gross proceeds from sale of available-for-sale
   investments                                                   66,525        49,726        35,006
  Capital expenditures on property, plant and
   equipment, net of disposals                                  (21,602)      (16,146)      (17,346)
  Acquisistion of Transfusion Technologies
   Corporation, net of cash acquired                                 --       (26,572)      (15,200)
  Acquisition of plasma collection bottle plant                      --        (8,300)           --
  Acquisition of software development company                   (10,461)           --            --
  Net decrease in sales-type leases (long-term)                   2,153         4,597         4,814
                                                               ------------------------------------
  Net cash used in investing activities,
   continued operations                                         (33,237)      (40,314)      (63,149)
  Net cash provided by investing activities,
   discontinued operations                                           --            --         3,562
                                                               ------------------------------------
      Net cash used in investing activities                     (33,237)      (40,314)      (59,587)

Cash Flows from Financing Activities:
  Borrowings (payments) on long-term real estate mortgage          (174)        9,561          (116)
  Net increase (decrease) in short-term revolving
   credit agreements                                             10,211       (10,883)        16,991
  Net decrease in long-term credit agreements                    (6,002)       (3,675)        (3,501)
  Employee stock purchase plan                                      556           431            379
  Exercise of stock options                                      12,987        12,403          4,943
  Purchase of treasury stock                                    (26,914)       (4,729)       (39,703)
                                                               ------------------------------------
      Net cash provided by (used in) financing activities        (9,336)        3,108        (21,007)

Effect of Exchange Rates on Cash and Cash Equivalents                75          (348)        (528)
                                                               ------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents            (10,260)       19,262        (30,408)
Cash and Cash Equivalents at Beginning of Year                   45,173        25,911        56,319
                                                               ------------------------------------
Cash and Cash Equivalents at End of Year                       $ 34,913      $ 45,173      $ 25,911
                                                               ====================================

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements
 of Haemonetics equipment                                      $  4,385      $  6,094      $  5,969
                                                               ====================================

Supplemental Disclosures of Cash Flow Information:
  Net decrease in cash and cash equivalents, discontinued
   operations                                                        --            --      $ (1,370)
                                                               ====================================
  Net increase (decreases) in cash and cash equivalents,
   continuing operations                                       $(10,260)     $ 19,262      $(29,038)
                                                               ====================================
  Interest paid                                                $  3,689      $  3,487      $  4,017
                                                               ====================================
  Income taxes paid                                            $  8,813      $  6,941      $ 10,695
                                                               ====================================

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fiscal Year

      The Company's fiscal year ends on the Saturday closest to the last day in March. Fiscal year 2002, fiscal year 2001 and fiscal year 2000 each included 52 weeks.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the amounts derived from management's estimates and assumptions. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of income taxes, revenue recognition, inventory reserves, accounts receivable reserves and the potential impairment of long-lives assets.

      Cash and Cash Equivalents

      Cash equivalents include various short-term instruments such as money market funds, U.S. government agency notes, certificates of deposit and commercial paper with maturities of three months or less at the date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value.

      Available-for-Sale Investments

      As of March 30, 2002 and March 31, 2001, all of the Company's short-term investments had maturities greater than three months but equal to or less than 12 months. All the Company's investments were classified as available-for-sale and carried at fair value, with unrealized gains and losses, for fiscal year 2002 recorded as a separate component of accumulated comprehensive loss, net of tax until realized. Realized gains and losses are calculated based on the specific identification method and are included in other income, net on the Company's consolidated statements of operations. During 2002, proceeds from these investment securities sales totaled approximately $66.5 million with realized gains and losses of approximately $176,000 and $14,000, respectively. During 2001, proceeds from these investment securities sales totaled approximately $49.7 million with realized gains and losses of approximately $33,000 and $4,000, respectively.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      The following table summarizes, by major security type, the Company's short-term investments. The Company's U.S. corporate securities include certificates of deposit, corporate debt securities and commercial paper.

                                    March 30, 2002      March 31, 2001
                                    --------------      --------------
                                              (in thousands)

U.S. treasuries                        $ 9,418             $   588
U.S. corporate securities               23,218              28,722
                                       ---------------------------

Total available-for-sale
 investments (short-term)              $32,636             $29,310
                                       ===========================

      Concentration of Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, available-for-sale investments, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer amounted to $75.5 million, $86.3 million, and $81.6 million for 2002, 2001 and 2000, respectively. Concentration risk on the Company's accounts receivable is attributable to this customer who accounted for 20.0%, 22.7% and 27.3% of total accounts receivable for 2002, 2001 and 2000, respectively. While the accounts receivable related to this customer may be significant, the Company does not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

                                                        Years Ended
                                    ---------------------------------------------------
                                    March 30, 2002     March 31, 2001     April 1, 2000
                                    --------------     --------------     -------------
                                 (Dollars and shares in thousands except per share amounts)

Basic EPS
Net income                             $30,027            $ 7,236             $15,370

Weighted average shares                 26,214             25,299              26,087
                                       ----------------------------------------------

Basic income per share                 $  1.15            $  0.29             $  0.59

Diluted EPS
Net income                             $30,027            $ 7,236             $15,370

Basic weighted average shares           26,214             25,299              26,087
Dilutive effect of stock options           941                706                 414
                                       ----------------------------------------------

Diluted weighted average shares         27,155             26,005              26,501

Diluted income per share               $  1.11            $  0.28             $  0.58
                                       ==============================================

      The diluted weighted average shares do not include the effect of anti-dilutive options that totaled approximately 0.6 million, 0.3 million and 0.1 million for 2002, 2001 and 2000, respectively.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      Foreign Currency

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

      SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting changes in the fair value of the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

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

      At March 30, 2002 the Company had 28 forward contracts outstanding, all maturing in less than twelve months, to exchange Euro equivalent currencies and the Japanese yen primarily for U.S. dollars totaling $102.2 million. Of these contracts, six, totaling $22.3 million, represented contracts with zero fair value relating to inter-company receivables established at year-end, that settle within 35 days after year-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in points on forward contracts is excluded from the Company's assessment of hedge effectiveness. At adoption, April 1, 2001, the Company recorded the fair value of these contracts of $9.2 million as an asset on the balance sheet. At adoption, the fair value of the contracts associated with changes in the spot rate as of April 1, 2001 of $4.6 million was recorded in other comprehensive income ($6.4 million less taxes of $1.8 million). At adoption, the fair value of the points associated with forward contracts, which are excluded from the Company's assessment of hedge effectiveness, totaled $2.3 million ($3.2 million less taxes of $0.9 million) as of April 1, 2001. This amount was recorded as a cumulative effect of a change in accounting principle.

      At March 30, 2002, the fair value of the forward contracts was $4.0 million. Of this amount, $2.3 million was recorded in other comprehensive income, ($3.6 million less taxes of $1.3 million). For fiscal year 2002, the change in the fair value attributable to points on forward contracts totaled approximately $2.4 million. This balance was excluded from the assessment of hedge effectiveness and was recorded as part of other income, net for fiscal year ended March 30, 2002 in the Company's consolidated statement of operations.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      A summary of the accounting discussed above is as follows (in thousands):

(Income)/Expense Cash Flow Hedges - Debit (Credit)

                                                     Accumulated                           Cumulative Effect
                                                    Comprehensive                            of Change in
                                Asset-Forward    (Income) Loss, net    Other (Income)         Accounting
                                  Contracts            of tax           Expense, net     Principle, net of tax
                                -------------    ------------------    --------------    ---------------------

At adoption, April 1, 2001,
 of SFAS No. 133, net of tax       $9,200             ($4,608)                 --              ($2,304)

Change in fair value              ($5,217)             $2,321             ($2,412)                  --
                                  --------------------------------------------------------------------

Balance                            $3,983             ($2,287)

      Prior to the adoption of SFAS No. 133 as amended, the Company recorded points associated with forward contracts as other income when the transactions being hedged were recognized. Under SFAS No. 133 as amended, these points are recorded on a fair value basis over the life of the contracts. For fiscal year ended March 30, 2002, income from points on forward contracts was $5.6 million or $1.0 million higher than if recorded under the provisions of SFAS No. 52, ("Foreign Currency Translation").

      Financial Instruments

      The carrying values for certain Company financial instruments, including cash and cash equivalents, available-for-sale investments and notes payable were either at or approximated their fair market values at March 30, 2002 and March 31, 2001.

      At March 30, 2002, the fair value of the Company's long-term debt was $2.6 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is primarily related to the Company's $28.6 million, 7.05% fixed rate senior notes and the $9.2 million, 8.41% real estate mortgage. At March 31, 2001, the fair value of the Company's long-term debt was $2.5 million higher than the value of the debt reflected on the Company's financial statements. Fair values have been determined through information obtained from market sources and management estimates.

Inventories

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis. Inventories consist of the following:

                                 March 30, 2002      March 31, 2001
                                 --------------      --------------
                                           (in thousands)

Raw materials                        $16,808            $16,015
Work-in-process                        4,700              4,237
Finished goods                        45,736             33,755
                                     --------------------------
                                     $67,244            $54,007
                                     ==========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

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

      Revenue Recognition

      The Company's revenue recognition policy is to recognize revenues from product sales and services when earned as required by generally accepted accounting principles and in accordance with SAB No. 101, "Revenue Recognition in Financial Statements". Revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

      There are principally four arrangements under which products are shipped to a customer: a use plan, a rental agreement, a sales-type lease and a cash sale not under contract.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

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

      Revenues from Software Sales

      With the Company's acquisition of Fifth Dimension Information Systems, Inc. ("Fifth Dimension") in January 2002, the Company has recorded software sales in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and in instances where services are essential to the functionality of the software, which represents the majority of Fifth Dimensions software sales, revenue is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      In accordance SOP 97-2, when the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, the software license, configuration, training and implementation fees are recognized under the contract method of accounting using labor hours to measure the completion percentage. In order to apply the contract method of accounting, management is required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion. As of March 30, 2002, the software revenue recorded by the Company was insignificant.

      Revenues from Distributor Sales

      Haemonetics recognizes revenue for both equipment and disposables upon shipment to its distributors. Haemonetics' standard contracts with its distributors state that title of the equipment passes to the distributors at point of shipment to a distributor's location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product.

      Service Revenues and Warranty

      Service revenues are recognized ratably over the contractual periods
or as the services are provided.   The Company provides for warranty costs
in the same period the associated revenue is recognized.

      Research and Development Expenses

      All research and development costs, for which no alternate future use exists, are expensed as incurred. Research and development expense for continuing operations in fiscal 2002, 2001 and 2000 was $19.5 million, $19.0 million and $14.9 million, respectively.

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

      The Company does not provide for a U.S. income tax liability on its foreign subsidiaries undistributed earnings as they are deemed to be permanently reinvested. Non-U.S. income taxes are, however, provided on these earnings. If repatriated to the U.S., the Company provides the appropriate U.S. income tax on repatriated earnings.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      Goodwill

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets, determined to have an indefinite life, are no longer amortized. Instead these assets are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value.

      The Company elected early adoption of SFAS No. 142 during the first fiscal quarter ended June 30, 2001 and as such, goodwill associated with past and future acquisitions is no longer subject to amortization. Goodwill and other indefinite lived assets are now subject to a two-step annual impairment test. In accordance with SFAS No. 142, the Company performed its annual impairment test based on a fair value approach which used the Company's market capitalization as its basis reduced by the excess of the fair market value of the Company's long-term debt over its carrying value as identified in the Company's assessment of interest rate risk. The assessment indicated that no evidence of impairment to the Company's goodwill and other indefinite lived assets existed in 2002. For purposes of applying the requirements of SFAS No. 142, the Company did not evaluate impairment below the level of its single operating segment.

      The changes in the carrying amount of goodwill for fiscal year 2002 are as follows (in thousands):


Carrying amount as of March 31, 2001                                $14,426

Adjustment due to a change in the valuation of
net operating losses acquired in September, 2000
as part of the Transfusion Technologies
acquisition  ($2,821 gross, less $84 in accumulated
amortization).                                                       (2,737)

Adjustment due to a change in the valuation of the
liabilities associated with the January, 2001
acquisition of the Alpha Therapeutic Corporation
plasma collection bottle plant.                                       1,141

Goodwill acquired during the year in the Fifth Dimension
acquisition                                                           1,932

Effect of change in rates used for translation                         (594)
                                                                    -------

Carrying amount as of March 30,2002                                 $14,168
                                                                    =======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      The pro forma effect on prior year earnings of excluding amortization expense, net of tax, is as follows (in thousands except per share data):

                                          March 31, 2001     April 1, 2000
                                          --------------     -------------

Reported net income                           $7,236            $15,370
Add:  goodwill amortization                      870                610
                                              -------------------------
Adjusted net income                           $8,106            $15,980
                                              =========================

Basic income per common share:

Reported net income                           $ 0.29            $  0.59
Goodwill amortization                           0.03               0.02
                                              -------------------------
Adjusted net income                           $ 0.32            $  0.61
                                              -------------------------

Income per common share
assuming full dilution:

Reported net income                           $ 0.28            $  0.58
Goodwill amortization                           0.03               0.02
                                              -------------------------
Adjusted net income                           $ 0.31            $  0.60
                                              -------------------------

      Other Intangibles

      Other intangibles represents the value assigned to patents and the OrthoPAT(R) core technology purchased in conjunction with the Transfusion Technologies Corporation acquisition, the value assigned to a customer base purchased in conjunction with the acquisition of a plasma collection bottle plant and the value assigned to the software technology, customer contracts and trade name purchased in conjunction with the acquisition of Fifth Dimension, (see Note 11 to the consolidated financial statements for a more
detailed discussion of the Company's acquisitions).   The estimated useful
lives for all of these intangible assets, excluding the Fifth Dimension trade name as it is considered to have an indefinite life, are 6 to 20 years.

      The patents purchased as part of the acquisition of Transfusion Technologies Corporation cover various processes, systems and components of the blood collection and separation processes utilized in both the existing OrthoPAT(R) product and the Chairside Separator and Red Cell Collector that are currently under development. Core technology consists of the OrthoPAT(R) orthopedic perioperative autotransfusion system and other already developed and working theory and know how that is shared by all three products purchased in the acquisition. An independent valuation was performed to assess and allocate value to the intangible assets purchased.

      The bottling plant customer base intangible asset represents the value allocated to the acquired customer base and certain customer contracts purchased in the acquisition of Alpha Therapeutic's Compton, California, plasma collection bottle plant. An independent valuation was also performed to assess and allocate value to the intangible assets purchased in this transaction.

      The technology purchased as part of the acquisition of Fifth Dimension during the current fiscal year consists primarily of data management software which automates the data collection and tracking process for plasma centers and fractionators and to customer contracts The useful life assigned to the technology and the contracts was 6 years and 15 years, respectively. In addition, Haemonetics purchased the trade name, Fifth Dimension, which is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely. An independent valuation was also performed to assess and allocate value to the intangible assets purchased in this transaction.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                                                              As of March 30, 2002
                                               ------------------------------------------------
                                                                                      Weighted
                                               Gross Carrying     Accumulated         Average
                                                   Amount         Amortization      Useful Life
                                               (in thousands)    (in thousands)     (in years)
                                               --------------    --------------     -----------

Amortized Intangibles

Patents                                           $ 6,370             $647              14

Unpatented technology                               7,991              741              17

Customer contracts and related relationships       11,350              589              15
                                                  ----------------------------------------

Subtotal                                          $25,711           $1,977              12

Indefinite Life Intangibles
Trade name                                            470               --           Indefinite

Total Intangibles                                  26,181            1,977

      Aggregate amortization expense for amortized other intangible assets
for fiscal year 2002 is $1.4 million .   Additionally, future amortization
expense on other intangible assets for each of the succeeding five fiscal years approximates $1.7 million.

      With the adoption of SFAS No. 142, there were no changes to amortization expense on acquired other intangible assets.

      Accounting for Long-lived Assets

      The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The Company periodically reviews its long-lived assets for any potential impairment. The Company assesses the future useful life of its intangibles, property, plant, equipment and investment in sales-type leases, whenever events or changes in circumstances indicate that the current useful lives have diminished or the carrying value of the asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized by the amount which the carrying value of the assets exceeds its fair value. The fair value is calculated as the present value of the estimated future cash flows using a risk-adjusted discount rate commensurate with the Company's weighted-average cost of capital.

      Accounting for Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation," sets forth a fair-value based method of recognizing stock based compensation expense. The Company has elected to adopt the disclosure provision for employee stock-based compensation in SFAS No. 123 and to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25"). No accounting recognition is given to options granted to employees and directors at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The compensation cost for options granted to consultants is recorded at fair

                  HAEMONETICS CORPORATION AND SUBSIDIARIES value in accordance with Emerging Issues Task Force, "EITF" issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

      Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For the Company, this is primarily foreign currency translation, the change in unrealized gains and losses on available-for-sale securities and with the Company's adoption of SFAS No. 133, as amended, the changes in fair value of the effective portion of the Company's outstanding cash flow hedge contracts.

      Accounting for Shipping and Handling Costs

      In fiscal 2001, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue. Prior to implementing EITF 00-10, shipping and handling costs billed to a customer were netted against shipping and handling costs recorded in cost of goods sold and selling, general and
administrative expenses   The EITF consensus also requires an entity to
disclose the amount of shipping and handling costs and the line item on the income statement that includes such costs if the costs are not in cost of goods sold and are significant. Shipping and handling costs are included in costs of goods sold with the exception of $4.5 million, $4.0 million and $4.1 million for fiscal year 2002, 2001 and 2000, respectively that are included in selling, general and administrative expenses.

      New Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company's results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. This statement is not applicable to goodwill or intangible assets that are not being amortized, and certain other long-lived assets. Adoption of this standard is required no later than the first quarter of fiscal 2003. Management believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal 2002 presentation.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

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

      There are generally two forms of sales-type lease arrangements. The first is unrelated to purchases of future disposable products, and simply calls for a stated monthly payment for each piece of equipment under lease. The second is an arrangement under which the Company commits to providing a customer specified pricing for the purchase of equipment and disposables over a fixed period of time, and the customer commits to purchasing a certain minimum number of disposables over the contract's term. Thus, leases are billed monthly, or alternatively with the disposables purchased. Contract terms vary but are generally three to five years. Under both sales-type lease arrangements, title to the equipment transfers at the completion of the contract terms.

      The components of the Company's net investment in sales-type leases are as follows:

                                             March 30, 2002     March 31, 2001
                                             --------------     --------------
                                                      (in thousands)

Total minimum lease payments receivable           $7,428           $13,894
  Less - Unearned interest                         1,411             2,823
                                                  ------------------------
Net investment in sales-type leases                6,017            11,071
  Less - Current portion                           2,783             5,680
                                                  ------------------------
Net investment, long-term                         $3,234           $ 5,391
                                                  ========================

      Future minimum lease payments receivable under non-cancelable sales-type leases as of March 30, 2002, are as follows:

Fiscal Year Ending                (in thousands)
------------------                --------------

2003                                  3,699
2004                                  2,188
2005                                  1,203
2006                                    232
2007                                     81
and thereafter                           25
                                     ------
                                     $7,428
                                     ======

4.    Notes Payable and Long-Term Debt

      Notes payable and long-term debt consist of the following:

                                      March 30, 2002     March 31, 2001
                                      --------------     --------------
                                               (in thousands)

Real estate mortgage                     $ 9,561             $ 9,920
Senior notes                              34,285              40,000
Haemonetics Japan Co. Ltd.                27,515              18,806
Other non-U.S. borrowings                    782                 993
                                         ---------------------------
                                          72,143              69,719
Less - Current portion                    31,356              22,438
                                         ---------------------------
                                         $40,787             $47,281
                                         ===========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      Real Estate Mortgage Agreement

      In December 2000, the Company entered into a $10.0 million real estate mortgage agreement (the "Mortgage Agreement") with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and improvements at the Company's headquarters and manufacturing facility with a collective carrying value of approximately $10.2 million and $10.6 million as of March 30, 2002 and March 31, 2001, respectively. There are no financial covenants in the terms and conditions of this agreement.

      Senior Notes

      The Company has outstanding $34.3 million of 7.05% Senior Notes due in 2007 (the "Senior Notes"). The Company is required to make annual prepayments of principal each year in the amount $5.7 million, which began October 15, 2001 and concludes with the final principal prepayment on October 15, 2007.

      Interest on the Senior Notes is computed on the basis of a 360-day year of twelve 30-day months on the unpaid balance at the rate of 7.05% per annum, payable semiannually, on April 15 and October 15 each year. The Senior Notes contain affirmative and negative covenants and restrictions including but not limited to minimum stockholders' equity and ratio requirements of consolidated funded indebtedness to consolidated total capitalization and priority indebtedness to consolidated stockholders
equity.   At March 30, 2002, the Company is in compliance with all debt covenants.

      Haemonetics Japan Co. Ltd.

      At March 30, 2002, Haemonetics Japan Co. Ltd. had 3.7 billion Japanese yen, equivalent to U.S. $27.5 million, in unsecured debt outstanding. Of this amount, 300.0 million Japanese yen, equivalent to U.S. $2.3 million, is long-term at March 30, 2002. This loan bears interest at a rate 0.91%. The remaining balance is short-term, maturing in less than one year.

      Other Non-U.S. Borrowings

      Non-U.S. borrowings represent the financing arranged by the Company's subsidiaries with local banks, which may be guaranteed by the Company. The majority of the amounts outstanding as of March 30, 2002 are short-term in nature.

      The weighted average short-term rates for U.S. and non-U.S. borrowings were 1.83%, 2.75% and 3.36% as of March 30, 2002, March 31, 2001 and April
1, 2000, respectively.

      As of March 30, 2002, notes payable and long-term debt mature as follows:

Fiscal Year Ending                (in thousands)
------------------                --------------

2003                                 $31,356
2004                                   9,175
2005                                   6,171
2006                                   6,211
2007                                   6,253
2008 and thereafter                   12,977
                                     -------
                                     $72,143
                                     =======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

5.    INCOME TAXES

      Domestic and foreign income from continuing operations before cumulative accounting changes is as follows:

                                         Years Ended
                     ---------------------------------------------------
                     March 30, 2002     March 31, 2001     April 1, 2000
                     --------------     --------------     -------------
                                        (in thousands)

Domestic                $29,286            $ 7,635           $13,156
Foreign                   9,219              9,691            10,541
                        --------------------------------------------
                        $38,505            $17,326           $23,697
                        ============================================

      The income tax provision attributable to continuing operations before cumulative accounting changes contains the following components:

                                         Years Ended
                     ---------------------------------------------------
                     March 30, 2002     March 31, 2001     April 1, 2000
                     --------------     --------------     -------------
                                        (in thousands)

Current
Federal                 $10,838            $ 2,956           $ 7,702
State                       824                435               400
Foreign                    (133)             4,587             2,066
                        --------------------------------------------
Total current           $11,529              7,978            10,168
                        --------------------------------------------

Deferred
Federal                  (3,832)             3,308            (3,501)
State                       (77)                49               312
Foreign                   3,162             (1,245)            1,492
                        --------------------------------------------
Total deferred             (747)             2,112            (1,697)
                        --------------------------------------------
Total tax expense       $10,782            $10,090           $ 8,471
                        ============================================

      Included in the federal income tax provisions for fiscal years 2002, 2001 and 2000, are approximately $0.2 million, $0.2 million and $0.2 million, respectively, provided on foreign source income of approximately $0.4 million, $0.7 million and $1.3 million in 2002, 2001 and 2000, respectively for taxes which are payable in the United States.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      The total income tax provision included in the consolidated financial statements is as follows:

                                                           Years Ended
                                       ---------------------------------------------------
                                       March 30, 2002     March 31, 2001     April 1, 2000
                                       --------------     --------------     -------------
                                                          (in thousands)

Continuing operations                     $10,782            $10,090           $8,471
Discontinued operations                      ----               ----               68
Cum. Effects of Accounting Changes            896               ----             ----
                                          -------------------------------------------
                                          $11,678            $10,090           $8,539
                                          ===========================================

      Tax effected, significant temporary differences comprising the net deferred tax asset (liability) are as follows:

                                                   Years Ended
                                        ---------------------------------
                                        March 30, 2002     March 31, 2001
                                        --------------     --------------
                                                  (in thousands)

Depreciation                              $(7,692)           $(6,042)
Amortization                                 (559)            (6,491)
Inventory                                  10,518              6,713
Hedging                                    (1,343)                 0
Accruals and reserves                       4,816              6,294
Net operating loss carryforward            10,994             16,604
Foreign tax credits                         4,484             11,014
                                          --------------------------
Total deferred taxes                      $21,218            $28,092
                                          --------------------------
Valuation allowance
                                                0             (6,373)
                                          --------------------------
Total net deferred tax assets             $21,218            $21,719
                                          ==========================

      At March 30, 2002, the Company had approximately $31.2 million in U.S. acquisition related net operating loss carryforwards, subject to separate limitations. The Company also has approximately $4.5 million in foreign tax credits available. These tax attributes begin expiring in years 2010 and 2005, respectively. The valuation allowance reflected the potential inability to utilize Transfusion Technology's net operating loss carryforwards before the 15-year carryover period expires. The valuation allowance decrease reflects management's expectation that the net deferred tax asset is more likely than not to be realized, based upon future taxable income and reversing temporary differences, during the carryforward period. In fiscal year 2002, as part of management's ongoing analysis of the purchase price allocation of the Transfusion acquisition, it was determined that this tax valuation allowance was not necessary. Accordingly, the Company has written down the goodwill by $2.8 million, other acquired intangibles by $2.6 million and the value of other acquired assets related to this transaction by $1.0 million.

      The income tax provision from continuing operations before cumulative accounting changes differs from the amount computed by applying the 35% U.S. federal statutory income tax rate in 2002, 2001, and 2000, due to the following:

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                                                           Years Ended
                                       ---------------------------------------------------
                                       March 30, 2002     March 31, 2001     April 1, 2000
                                       --------------     --------------     -------------
                                                          (in thousands)

Tax at federal statutory rate             $13,477            $ 6,064           $ 8,294

Foreign Sales Corporation and
 Extraterritorial Income Exclusion         (2,155)            (1,634)           (1,662)
Difference between U.S. tax and
 foreign statutory rates                     (923)            (1,709)              313
State taxes, net of federal income
 tax benefits                                 486                314               463
Non-deductible acquisition costs              155              7,105             1,270
Other, net                                   (258)               (50)             (207)
                                          --------------------------------------------
Tax at effective tax rate                 $10,782            $10,090            $8,471
                                          ============================================

6.    COMMITMENTS AND CONTINGENCIES

      The Company leases facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require the Company to pay certain insurance expenses, maintenance costs and real estate taxes.

      Approximate future basic rental commitments under operating leases as of March 30, 2002 are as follows:

Fiscal Year Ending                (in thousands)
------------------                --------------

2003                                  4,554
2004                                  3,787
2005                                  2,443
2006                                  2,155
2007                                  2,162
Thereafter                            2,810
                                     ------
                                     17,911
                                     ======

      Rent expense for continuing operations in fiscal 2002, 2001 and 2000 was $3.7 million, $4.1 million, and $4.1 million, respectively.

      The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes, based on consultation with counsel, that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

7.    Capital Stock

      Treasury Stock

      During 2002, the Company repurchased 895,800 shares of its outstanding common stock at an average prevailing price of $30.04. During 2001, the Company repurchased 236,300 shares of its outstanding common stock at an average prevailing price of $20.01. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes. The Company adopted a 10b5-1 Plan to repurchase its stock (the "Plan"). The effective date of the Plan is May 6, 2002.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      Stock Plans

      The Company has a long-term incentive stock option plan under which a maximum of 3,500,000 shares of the Company's common stock may be issued pursuant to incentive and non-qualified stock options granted to key employees, officers and directors of the Company (the "Long-term Incentive Plan"). The Long-term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more disinterested members of the Company's Board of Directors. The exercise price, for both incentive and non-qualified options granted under the Long-term Incentive Plan is determined by the Committee, but in no event shall such option price be less than the fair market value of the common stock at the time the option is granted. Options become exercisable in a manner determined by the Committee, generally between two and seven years, and all options expire not more than 10 years from the date of the grant.
At March 30, 2002, there were 1,125,339 options outstanding under this plan and 2,374,661 shares available for future grant.

      The Company also had non-qualified stock option plans under which options were granted to non-employee directors and two previous plans under which options were granted to key employees, consultants and advisors.
During 2002, the Company recorded approximately $50,000 as stock option compensation expense related to grants to consultants and advisors of the Company. At March 30, 2002, there were 3,232,461 options outstanding related to these plans. No further options will be granted under these plans.

      The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 375,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all full-time employees of the Company are eligible to participate in the Purchase Plan.

      The Purchase Plan provides for two "purchase periods" within each of the Company's fiscal years, the first commencing on November 1 of each year and continuing through April 30 of the next calendar year, and the second commencing on May 1 of each year and continuing through October 31 of such year. Shares are purchased through an accumulation of payroll deductions (of not less than 2% nor more than 8% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

      During 2002, there were 23,247 shares purchased at a range of $20.40 to $27.52 per share under the Purchase Plan. During 2001, there were 24,672 shares purchased at a range of $15.84 to $19.50 per share under the Purchase Plan.

      The Company accounts for employee and director grants under APB No. 25, resulting in no compensation cost being recognized for options granted at fair market value. Had the compensation cost for these plans been determined consistent with the SFAS No. 123, the Company's net income and earnings per share would have been the following pro forma amounts (in thousands):

                                        2002        2001         2000
                                        ----        ----         ----

Net Income:      As Reported          $30,027      $7,236      $15,370
                 Pro Forma            $22,561      $  648      $11,406

Basic EPS:       As Reported          $  1.15      $ 0.29      $  0.59
                 Pro Forma            $  0.86      $ 0.03      $  0.44

Diluted EPS:     As Reported          $  1.11      $ 0.28      $  0.58
                 Pro Forma            $  0.83      $ 0.03      $  0.43

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  2002          2001          2000
                                  ----          ----          ----

Volatility                        29.1%         30.9%         33.0%
Risk-Free Interest Rate            5.1%          6.3%          5.8%
Expected Life of Options          7 yrs.        7 yrs.        7 yrs.

      The weighted average grant date fair value of options granted during 2002, 2001 and 2000 was approximately $13.48, $11.07 and $8.77, respectively.

      The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  2002          2001          2000
                                  ----          ----          ----

Volatility                        30.5%         31.9%         27.9%
Risk-Free Interest Rate            5.1%          6.1%          5.4%
Expected Life of Options          6 mos.        6 mos.        6 mos.

      The weighted average purchase date fair value of shares purchased under the Purchase Plan was $6.77 in 2002, $5.14 in 2001 and $4.32 in 2000.

      A summary of stock option activity for the three years ended March 30, 2002 is as follows:

                                                        Weighted
                                                        Average
                                    Number of           Exercise
                                      Shares        Price per Share
                                    ---------       ---------------

Outstanding at April 3, 1999        2,995,952            $17.20
                                    ===========================
Exercisable at April 3, 1999        1,281,565            $17.67
                                    ===========================

Granted                             1,165,831            $18.48
Exercised                            (302,188)           $16.64
Terminated                           (140,706)           $18.26
                                    ---------------------------

Outstanding at April 1, 2000        3,718,889            $17.60
                                    ===========================
Exercisable at April 1, 2000        1,705,625            $17.34
                                    ===========================

Granted                             1,255,099            $23.60
Exercised                            (716,912)           $17.18
Terminated                           (119,361)           $17.23
                                    ---------------------------

Outstanding at March 31, 2001       4,137,715            $19.51
                                    ===========================
Exercisable at March 31, 2001       1,842,814            $18.44

Granted                             1,044,289            $31.60
Exercised                            (731,788)           $17.68
Terminated                            (92,416)           $23.03
                                    ---------------------------

Outstanding at March 30, 2002       4,357,800            $22.64
                                    ===========================
Exercisable at March 30, 2002       2,100,147            $19.32
                                    ===========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      The following table summarizes information about stock options outstanding at March 30, 2002:

                                   Options Outstanding               Options Exercisable
                     -----------------------------------------    --------------------------
                                        Weighted
                         Number          Average      Weighted        Number        Weighted
    Range of          Outstanding      Outstanding    Average      Exercisable      Average
    Exercise               At          Contractual    Exercise          At          Exercise
     Prices          March 30, 2002       Life         Price      March 30, 2002      Price
    --------         --------------    -----------    --------    --------------    --------

$14.44 - $17.63        1,468,483          6.13        $16.15         1,075,318        $16.20
$17.75 - $23.78        1.473.228          6.83        $21.69           778,287        $20.89
$24.38 - $35.58        1,416,089          8.45        $30.35           246,542        $27.99
                       ---------------------------------------------------------------------

Total                  4,357,800          7.12        $22.64         2,100,147        $19.32
                       =====================================================================

8.    SAVINGS PLUS PLAN

      The Company's Savings Plus Plan is a 401(k) plan that allows employees to accumulate savings on a pre-tax basis. In addition, the Company makes matching contributions to the Plan based upon pre-established rates. The Company's matching contributions amounted to approximately $1.7 million, $1.5 million and $1.4 million in 2002, 2001 and 2000, respectively. The Company can also make additional discretionary contributions if approved by the Board of Directors. No discretionary contributions were made for the Savings Plan in 2002, 2001 and 2000.

       The Company has no material obligation for post-retirement or post-employment benefits.

9.    TRANSACTIONS WITH RELATED PARTIES

      The Company advances money to various employees for relocation costs and other personal purposes. Loans to employees, which are included in other assets, amounted to approximately $0.8 million as of March 30, 2002, and $0.6 million as of March 31, 2001, and are payable within five years. Certain loans are interest bearing, and the Company records interest income on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The Company amortizes the outstanding loan balance as a charge to operating expense as such amounts are forgiven.

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

      The blood bank products include machines and single use disposables and solutions that perform "apheresis" (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma), as well as the washing of red blood cells for certain applications. The main devices used for these blood

                  HAEMONETICS CORPORATION AND SUBSIDIARIES processing applications are the MCS(R)+, mobile collection system and the ACP(TM) 215 automated cell processing system.

      Red cell products include machines and single use disposables and I.V. solutions that perform apheresis for the collection of red blood cells. Devices used for the collection of red blood cells are the MCS(R)+, mobile collection systems.

      Surgical products include machines, and single use disposables that perform intraoperative autologous transfusion ("IAT") or surgical blood salvage, as it is more commonly known, in orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and returned back to a patient. The devices used in the surgical area are the OrthoPAT(R) System, and a full line of Cell Saver(R) autologous blood recovery systems.

      Plasma collection products are machines, disposables, solutions and software that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS(R)2 plasma collection system.

Years ended (in thousands)
                                     Blood Bank   Red Cells    Surgical     Plasma       Other       Total
                                     ----------   ---------    --------     ------       -----       -----

March 30, 2002

Revenues from external customers      $111,098     $10,661     $70,642     $111,276     $16,292     $319,969

March 31, 2001

Revenues from external customers      $111,354     $ 8,088     $66,467     $ 90,838     $17,113     $293,860

April 1, 2000

Revenues from external customers       107,830       6,351      64,291       87,138      15,002      280,612

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

Geographical Segmentation

Years ended (in thousands)

March 30, 2002
                                  Other      Total
                        United    North      North               Other      Total                       United
                        States   America    America    Japan      Asia      Asia     Germany    France  Kingdom    Italy
                        ------   -------    -------    -----     -----      -----    -------    ------  -------    -----

Sales                  $121,558   $2,697   $124,255   $96,559   $19,903   $116,462   $23,941   $16,517   $4,183   $ 8,763
Total Assets            258,925    3,022    261,947    38,465     5,658     44,123     9,592    11,901    5,004    11,531
Long- Lived Assets      102,465    2,599    105,064    11,553     1,574    13,127     3,451      1,469      249     1,124

March 30, 2002

                                 Other     Total       Total
                       Austria   Europe    Europe   Consolidated
                       -------   ------    ------   ------------

Sales                  $6,929   $18,918   $79,252    $319,969
Total Assets            2,475    18,348    58,851     364,921
Long- Lived Assets        820     6,782     13,895    132,086


March 31, 2001
                                  Other      Total
                        United    North      North               Other      Total                       United
                        States   America    America    Japan      Asia      Asia     Germany    France  Kingdom    Italy
                        ------   -------    -------    -----     -----      -----    -------    ------  -------    -----

Sales                  $ 96,555   $2,688   $ 99,243   $93,311   $17,865   $111,176   $23,996   $18,281   $7,353   $8,643
Total Assets            254,455        -    254,455    31,262     5,851     37,113     9,256    11,214    2,663    8,841
Long-Lived Assets       101,984        -    101,984     8,039     2,053     10,092     3,106     1,376        -      902

March 31, 2001

                                 Other     Total       Total
                       Austria   Europe    Europe   Consolidated
                       -------   ------    ------   ------------

Sales                  $6,583   $18,585   $ 83,441   $293,860
Total Assets            1,895    19,877     53,746    345,314
Long-Lived Assets         596     8,094     14,074    126,150

April 1, 2000
                                  Other      Total
                        United    North      North               Other      Total                       United
                        States   America    America    Japan      Asia      Asia     Germany    France  Kingdom    Italy
                        ------   -------    -------    -----     -----      -----    -------    ------  -------    -----

Sales                  $ 91,007   $1,919   $ 92,926   $78,516   $16,579   $ 95,095   $26,074   $21,653   $8,832   $8,912
Total Assets            233,010       89    233,099    40,682     6,551     47,233     8,096    12,288    3,214    8,605
Long-Lived Assets        94,140       43     94,183    12,090     3,425     15,515     2,562     1,253        -    1,168

March 31, 2001

                                 Other     Total       Total
                       Austria   Europe    Europe   Consolidated
                       -------   ------    ------   ------------

Sales                  $6,568   $20,552   $ 92,591   $280,612
Total Assets            2,006    20,219     54,428    334,760
Long-Lived Assets         625     9,536     15,144    124,842

11.   ACQUISITIONS

      Fifth Dimension

      Effective January 1, 2002 the Company acquired Fifth Dimension Information Systems, Inc. ("Fifth Dimension") of Edmonton Canada, for $10.4 million, which includes transaction costs of $0.2 million. Fifth Dimension develops and markets data management software for plasma collection centers and fractionators. The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market value at the date of acquisition.

      The purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. An independent valuation was performed to assess and allocate value to certain purchased tangible assets including property, plant and equipment. The fair market value of liabilities included in the net assets purchased was $0.4 million. No cash was purchased. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill. At March 30, 2002, the amount of recorded goodwill is $1.9 million although the allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. Pro forma results of operations have not been presented because the effect of this acquisition is not material to the Company.

      A separate independent valuation was performed to assess and allocate value to the technology, tradename and customer contracts with the acquisition. This independent valuation resulted in $6.6 million being allocated to these

                  HAEMONETICS CORPORATION AND SUBSIDIARIES identifiable intangible assets. The useful life assigned to the technology and the contracts was 6 years and 15 years respectively, with the tradename assigned an indefinite life.

      This acquisition involves potential earn-out payments of up to $4.1 million based on the acquired company reaching certain performance milestones prior to fiscal 2006. These payments, if earned, will be allocated to goodwill.

Pathogen Inactivation Technology

      In the third quarter of fiscal 2002, the Company paid $10.0 to acquire the right to integrate a new pathogen inactivation technology into its platelet collection devices after the technology receives regulatory approval. Baxter and Cerus are jointly developing the technology. Cerus anticipates European regulatory clearance during fiscal 2003, with U.S. and other clearances following over the next few years. The $10.0 was expensed in the Company's consolidated statement of operations as acquired research and development.

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

      The Transfusion merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statement of Operations includes Transfusion's results of operations commencing on the date of acquisition. The purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. The fair market value of liabilities included in the net assets purchased was $6.3 million. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $2.8 million. During the year following the acquisition, certain adjustments were made relative to the fair value assigned to net operating losses and certain other liabilities resulting in a complete write down of goodwill, and a partial write down of $2.6 million of other acquired intangibles and $1.0 million of other acquired assets related to this transaction.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

      The final allocation of the purchase price over the fair market value of the assets acquired is as follows, (in thousands):


Consideration Paid for 80.2%                                $45,046
Plus other estimated transaction costs                        1,607(i)

Total estimated purchase price                               46,653
Less: estimated fair value of Transfusion's
 identifiable net assets on September 15, 2000               43,832

Total estimated goodwill due to acquisition                 $ 2,821

Gross adjustment due to a change in the valuation of
 acquired net operating losses associated with the
 acquisition of Transfusion recorded in September 2000       (2,821)
                                                            -------
Total goodwill as of December 29, 2001                      $   ---

___________________
(i) Transaction costs primarily include professional fees, costs to close down Transfusion's facility and severance costs.

      In-Process Research and Development

      Included in the purchase price allocation for the acquisition of Transfusion was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of the fiscal year 2000 relative to Haemonetics' original 19.8% investment and $18.6 million of which is reflected in the 12 months ended March 31, 2001 consolidated statement of operations. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations as acquired research and development.

      An independent valuation was performed to assess and allocate a value to the purchased IPR&D. The value represents the estimated fair market value based on risk-adjusted future cash flows generated by the products employing the in-process technology over a ten-year period. Estimated future after-tax cash flows for each product were based on Transfusion's and Haemonetics' estimates of revenue, operating expenses, income taxes, and charges for the use of contributory assets. Additionally, these cash flows were adjusted to compensate for the existence of any core technology and development efforts that were to be completed post-acquisition.

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

      The forecast data employed in the valuation were based upon projections created by Transfusion's management and Haemonetics management's estimate of the future performance of the business. The inputs used in valuing the

                  HAEMONETICS CORPORATION AND SUBSIDIARIES purchased IPR&D were based on assumptions that management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events or circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While management believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on Haemonetics' financial condition and results of operations.

      A brief description of the IPR&D projects related to the acquisition of Transfusion, including their estimated stage of completion and associated discount rates used in the accounting for them, is outlined below.

      Chairside Separator ("CSS"). The CSS is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. Haemonetics estimates that the project was 95% completed at the time of the acquisition and that product sales would commence by the fourth quarter of 2002. The IPR&D value assigned to the CSS was $17.6 million. A discount rate of 33% was employed in the analysis.

      The Company now considers the CSS project 100% complete, having completed the clinical safety study on July 13, 2001 and submission of the 501(k) to the Food and Drug Administration ("FDA") on September 21, 2001. Product sales will commence upon approval by the FDA which could be one year, or greater, from the submission date.

      Red Cell Collector ("RCC") The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates the whole blood while separating it into red blood cells and plasma. The plasma and 500 ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. Haemonetics estimates that the RCC project was 65% completed at the time of acquisition and that product sales would commence by the second quarter 2003. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33% was employed in the analysis.

      As of March 30, 2002, the estimated percent completion of the RCC project is 71%. The expected date that product sales will commence is fiscal year 2004. Estimates for cost of sales, S,G&A costs and income tax rates relative to the RCC project remain unchanged. Significant design, software programming, disposable set development and sourcing requirements are still to be completed. In addition, clinical trials will be conducted prior to submission of a 501(k) to the FDA. The estimated cost to be incurred to develop the purchased in-process RCC technology into a commercially viable product is $1.0 million in fiscal year 2003 and $1.0 million in fiscal
2004.

      The following unaudited pro forma summary combines the consolidated results of operations of Haemonetics Corporation and Transfusion as if the acquisition had occurred as of the beginning of the fiscal year presented after giving effect to certain adjustments including adjustments to reflect reductions in depreciation expense, increases in intangible and goodwill amortization expense and lost interest income. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if Haemonetics and Transfusion had been combined

                  HAEMONETICS CORPORATION AND SUBSIDIARIES during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations to be attained in the future.

                                              Twelve Months Ended
                                       -------------------------------
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

      Unusual charges expensed in the 12 months ended March 31, 2001 resulting from the acquisition of Transfusion amounted to $4.6 million. Included in the unusual charges were $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to Haemonetics employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which the Company decided not to pursue in lieu of the technologies acquired in the merger, and the adjustment required to modify the 19.8% investment of Transfusion by Haemonetics in November 1999 from the cost method to the equity method of
accounting as required by generally accepted accounting principles.   To
effect this change, the historic cost of the 19.8% investment made by Haemonetics was written down by its 19.8% share of the losses incurred by Transfusion from November 1999 through the date of acquisition of the remaining 80.2%. For fiscal year 2001, the charge to the statement of operations related to this equity adjustment was $ 1.3 million. In addition, the Company restated its investment in Transfusion on the balance sheet for losses incurred through April 1, 2000. Retained earnings at April 1, 2000, and the statement of operations for the 12 months ended April 1, 2000, reflected a $3.6 million charge, $0.7 million, which is included in other unusual charges, related to the cost to equity method of accounting adjustment and $2.9 million related to IPR&D attributable to Haemonetics' initial investment.

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

      The asset purchase was accounted for using the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. An independent valuation was performed to assess and allocate value to certain purchased tangible assets including property, plant and equipment. A separate independent valuation was performed to assess and allocate value to the customer base purchased in conjunction with the acquisition. This intangible asset is being amortized over 15 years. At March 31, 2001, the excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $0.7 million. During the year ended March 30, 2002, an adjustment was recorded to accrue costs associated with the shutdown of the Compton, California manufacturing facility. The impact was an increase to goodwill of $1.1 million. The goodwill is no longer being amortized in accordance with SFAS No. 142.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

12.   UNUSUAL ITEM

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

      In March 2000, the Company reassessed its ability to realize the full value of the sales-type lease as originally recorded given that the ramp up in disposable purchases expected had not materialized. In the Company's opinion two main factors or market conditions contributed to the distributor's failure to meet its disposable purchase commitments.
Although the Chinese government passed an executive order in 1998 making manual plasma collection unlawful, government authorities failed to enforce the order and manual plasma collection, which is much less costly for the collector, continues for a large percentage of total plasma collections. Secondly, the availability of, and lack of enforcement against, unauthorized local copies of disposable products at a lower cost significantly impacted purchases from foreign suppliers, including Haemonetics.

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

13.   Summary of Quarterly Data (Unaudited)

                                            First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                            -------------    --------------    -------------    --------------

Fiscal year ended March 30, 2002:
Net revenues (a)                               $75,801           $80,704          $84,411           $79,053
Gross profit                                    36,311            39,801           41,235            37,487
Operating income                                 9,532            12,954            2,806            11,156
Income before cumulative effect of
 change in accounting principle                  7,640             9,948            2,432             7,703
Cumulative effect of change in accounting
 principle, net of tax (b)                       2,304                --               --                --
Net income                                       9,944             9,948            2,432             7,703

Share data:
Income before cumulative effect of change
 in accounting principle
  Basic                                        $  0.29           $  0.38          $  0.09           $  0.29
  Diluted                                      $  0.28           $  0.37          $  0.09           $  0.29

Net Income:
  Basic                                        $  0.38           $  0.38          $  0.09           $  0.30
  Diluted                                      $  0.37           $  0.37          $  0.09           $  0.29

Fiscal year ended March 31, 2001:
Net revenues (a)                               $70,265           $70,943          $76,238           $76,414
Gross profit                                    33,445            33,421           39,019            36,528
Operating income (loss)                          7,848           (14,493)          10,967             9,098
Income (loss) from operations                    6,224           (15,117)           8,963             7,166
Net income (loss)                                6,224           (15,117)           8,963             7,166




                  HAEMONETICS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                            First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                            -------------    --------------    -------------    --------------

Share data:
Net income (loss):
  Basic                                        $  0.25           $ (0.60)         $  0.35           $  0.28
  Diluted                                      $  0.24           $ (0.60)         $  0.34           $  0.27

a) All revenues shown were restated to include additional shipping and handling revenue billed to customers in accordance with Emerging Issues Task Force (EITF) 'Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) which the Company adopted in the fourth quarter of fiscal 2001. Prior to the Company's adoption of EITF 00-10, amounts billed to customers for shipping and handling were netted against the related costs in cost of goods sold or S,G&A (see
      Note 2 to the consolidated financial statements for further discussion).

b) Effective April 1, 2001, the Company adopted SFAS 133, as amended, which resulted in the recognition of $2.3 million as a cumulative effect of a change in accounting principle, net of tax. This amount is the change in the fair value of forward contracts related to forward points, which the Company excludes from its assessment of hedge effectiveness (see Note 2 to the consolidated financial statements for further discussion).

                  Report of Independent Public Accountants


To the Stockholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and its subsidiaries as of March 30, 2002 and March 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haemonetics Corporation and its subsidiaries as of March 30, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective April 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


                                       S/ARTHUR ANDERSEN

Boston, Massachusetts
April 22, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) The information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 23, 2002.

      (b) The information concerning the Executive Officers of the Company is set forth at the end of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 23, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 23, 2002.

Stock Plans

            The following table below sets forth information as of March 30, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                  (a)                 (b)                (c)                 (d)                    (e)
                                                   Number of                                                     Number of
                                Number of       securities to be                                            securities available
                             securities to be     issued upon                                               for future issuance
                               issued upon        exercise of      Weighted average    Exercise price of       under equity
                               exercise of        outstanding      exercise price of      outstanding        compensation plans
                               outstanding       options under        outstanding        options under     (excluding securities
                            options, warrants    Employee Stock    options, warrants    Employee Stock          reflected in
Plan Category                  and rights       Purchase Plan(1)      and rights       Purchase Plan(2)    columns)(a) and (b)(3)
-------------               -----------------   ----------------   -----------------   -----------------   ----------------------

Equity Compensation
 Plans approved by
 security holders               4,357,800            12,832            $22.6388             $28.17               2,660,703

Equity compensation
 plans not approved
 by security holders                    -                 -                   -                  -                       -

Total                           4,357,800            12,832            $22.6388             $28.17               2,660,703

___________________
<F1>  Issuable with respect to the purchase period which began November 1,
      2001 and ended April 30, 2002.




<F2>  Represents 85% of Fair Market Value on April 30, 2002 (the end of the
      purchase period).  Under the Plan, the exercise price    for a
      purchase period is the lower of 85% of Fair Market Value on the first business day of the period or 85% of the Fair Market Value on the last business day of the period.
<F3>  Includes 286,042 shares available for purchase under the Employee
      Stock Purchase Plan in future purchase periods.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      The following documents are filed as a part of this report:

(a)   Financial Statements are included in Part II of this report

      Financial Statements required by Item 8 of this Form

            Consolidated Statements of Operations                      35
            Consolidated Balance Sheets                                36
            Consolidated Statements of Stockholders' Equity            37
            Consolidated Statements of Cash Flows                      38
            Notes to Consolidated Financial Statements                 39
            Report of Independent Public Accountants                   66

      Schedules required by Article 12 of Regulation S-X

      II  Valuation and Qualifying Accounts                            73

      All other schedules have been omitted because they are not applicable or not required.

(b)   Reports on Form 8-K

      None

(c)   Exhibits required by Item 601 of Regulation S-K are listed in the
      Exhibit Index at page 71, which is incorporated herein by reference.

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

Date:  April 30, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                              Title                             Date
        ---------                              -----                             ----


/s/  Sir Stuart Burgess        Chairman of the Board                        April 30, 2002
----------------------------
Sir Stuart Burgess

/s/  James L. Peterson         President and Chief Executive Officer        April 30, 2002
----------------------------   Director
James L. Peterson

/s/  Ronald J. Ryan            Sr. Vice President                           April 30, 2002
----------------------------   and Chief Financial Officer,
Ronald J. Ryan                 (Principal Financial and Accounting Officer)

/s/  Yutaka Sakurada           Sr. Vice President Haemonetics Corp.         April 30, 2002
----------------------------   and President, Haemonetics Japan
Yutaka Sakurada                Director

/s/  Benjamin L. Holmes        Director                                     April 30, 2002
----------------------------
Benjamin L. Holmes

/s/  Donna C. E. Williamson    Director                                     April 30, 2002
----------------------------
Donna C. E. Williamson

/s/  N. Colin Lind             Director                                     April 30, 2002
----------------------------
N. Colin Lind

/s/  Harvey G. Klein  M.D.     Director                                     April 30, 2002
----------------------------
Harvey G. Klein M.D.

/s/  Ronald G. Gelbman         Director                                     April 30, 2002
----------------------------
Ronald G. Gelbman

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

10.   Material  Contracts
      10A* The 1990 Stock Option Plan, as amended (filed as Exhibit 4A to the Company's Form S-8 No. 33-42006 and incorporated herein by reference).
      10B* Form of Option Agreements for Incentive and Non-qualified Options (filed as Exhibit 10B to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
      10C* Credit Facility with Swiss Bank Corporation (filed as Exhibit 10J to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
      10D* Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
      10E* Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10F* Amendment No. 1 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the child care facility (filed as Exhibit 10N to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10G* Bank Overdraft Facility between The Sumitomo Bank and the Company with an annual renewal beginning February 28, 1993 (filed as Exhibit 10O to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10H* Bank Overdraft Facility between The Mitsubishi Bank and the Company with an annual renewal beginning June 30, 1993 (filed as Exhibit 10P to the Company's Form 10-K, No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10I* Short-term Loan Agreement between The Mitsubishi Bank and the Company renewable every three months (filed as Exhibit 10Q to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
      10J* Amendment No. 2 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company (filed as
            Exhibit 10S to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10K*  Real Estate purchase agreement dated May 1, 1994 between 3M UK
            Holding PLC and the Company (filed as Exhibit 10AA to the
            Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10L* 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

      10M* Real Estate purchase agreement dated September 30, 1994 between The Midland Mutual Life Insurance Company and the Company (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10N* Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10O* Asset Purchase Agreement dated as of July 18, 1995 between DHL Laboratories and the Company (filed as Exhibit 10AF to the Company's Form 10-K No. 1-10730 for the year ended March 30, 1996 and incorporated herein by reference).
      10P* First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
      10Q* Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10R* Note Purchase agreement whereby Haemonetics Corporation authorized sale of $40,000,000, 7.05% Senior Notes due October 15, 2007 (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 27, 1997 and incorporated herein by reference).
      10S* 1998 Employee Stock Purchase Plan (filed as Exhibit 10Z to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10T*  1998 Stock Option Plan for Non-Employee Directors. (filed as
            Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10U* Lease, dated July 29, 1997 between New Avon Limited Parnership and the Company for the property in Avon, Massachusetts (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10V* Agreement on Bank Transactions between Haemonetics Corporation and the Bank of Tokyo-Mitsubishi, Ltd. dated February 14, 1985 (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1999 and incorporated herein by reference).
      10W* Agreement and Plan of Merger dated September 4, 200 between Haemonetics Corporation and Transfusion Technologies Corporation (filed as Exhibit 2.1 to the Company's Form 8-K No. 1-14041 dated September 29, 2000 and incorporated herein by reference).
      10X* Amendment dated September 29, 2000 to the 7.05% Senior Notes Plan (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 30, 2000).
      10Y*  Haemonetics Corporation 2000 Long-term Incentive Plan (filed as
            Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000).
      10Z* Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000).
      10AA Amendment No. 3 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company, dated April 1, 1997.
      10AB Amendment No. 4 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership,as assigned to Trinet Essential Facilities XXIX, Inc., effective June 18, 1998, and the Company, dated February 25, 2002.

21.    Subsidiaries of the Company

23.    Consent of the Independent Public Accountants

99.   Letter of Assurances from Arthur Andersen

                   (All other exhibits are inapplicable.)

___________________
*       Incorporated by reference.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
       SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATIED FINANCIAL STATEMENTS

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Haemonetics Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 22, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       S/ARTHUR ANDERSEN

Boston,  Massachusetts
April 22, 2002

                                                                SCHEDULE II

                           HAEMONETICS CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)

                                                   Charged
                                     Balance at    to Cost      Charged to       Write-Offs
                                     Beginning       and         Other            (Net of         Balance at
                                     of Period     Expenses      Accounts        Recoveries)     End of Period
                                     ----------    --------     ----------       -----------     -------------

For Year Ended March 30, 2002

Allowance for Doubtful Accounts        $1,233       $198          $    -          $  (133)          $1,298
Purchase Accounting Reserves              601          -           1,139           (1,696)              44

For the Year Ended March 31, 2001

Allowance for Doubtful Accounts         1,149        279               -             (195)           1,233
Purchase Accounting Reserves                -          -           2,661           (2,060)             601

For the Year Ended April 1, 2000

Allowance for Doubtful Accounts           747        625               -             (223)           1,149
Discontinued Operations Reserve         5,616          -               -           (5,616)               -