Form 10-Q
period 2002-06-29
HAEMONETICS CORP
filed 2002-08-08
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarter ended:  June 29, 2002       Commission File Number:  1-10730
                        -------------                                -------

                           HAEMONETICS CORPORATION
                           -----------------------
           (Exact name of registrant as specified in its charter)

           Massachusetts                                     04-2882273
           -------------                                     ----------
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification No)

                     400 Wood Road, Braintree, MA 02184
                     ----------------------------------
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

         24,867,500  shares of Common Stock, $ 01 par value, as of
         ----------------------------------------------------------
                                June 29, 2002

                           HAEMONETICS CORPORATION
                                    INDEX

                                                                        PAGE
                                                                        ----

PART I.   Financial Information

          Unaudited Consolidated Statements of  Income-                    2
           Three Months Ended June 29, 2002 and June 30, 2001

          Unaudited Consolidated Balance Sheets - June 29, 2002            3
           and March 30, 2002

          Unaudited Consolidated Statement of Stockholders' Equity -       4
           Three Months Ended June 29, 2002

          Unaudited Consolidated Statements of Cash Flows -                5
           Three Months Ended June 29, 2002 and June 30, 2001

          Notes to Unaudited Consolidated Financial Statements          6-12

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         13-19

          Quantitative and Qualitative Disclosures about Market Risk   19-20

PART II.  Other Information                                               21

          Signatures                                                      22

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except share data)

                                                        Three Months Ended
                                                       ---------------------
                                                       June 29,     June 30,
                                                         2002         2001
                                                       --------     --------

Net revenues                                           $81,935      $75,801
Cost of goods sold                                      43,288       39,490
                                                       -------      -------
Gross profit                                            38,647       36,311

Operating expenses:
  Research and development                               4,939        4,814
  Selling, general and administrative                   24,016       21,965
                                                       -------      -------
      Total operating expenses                          28,955       26,779
                                                       -------      -------

Operating income                                         9,692        9,532

Interest expense                                          (877)        (982)
Interest income                                            441        1,088
Other income, net                                          563          973
                                                       -------      -------

Income before provision for income taxes                 9,819       10,611

Provision for income taxes                               3,044        2,971
                                                       -------      -------

Income before cumulative effect of change
 in accounting principle                                 6,775        7,640

Cumulative effect of change in accounting
 principle, net of tax                                      --        2,304
                                                       -------      -------

Net income                                             $ 6,775      $ 9,944
                                                       =======      =======

Basic income per common share
  Income before cumulative effect of change
   in accounting principle                             $  0.27      $  0.29
  Cumulative effect of change in accounting
   principle, net of tax                                    --         0.09
  Net income                                              0.27         0.38

Income per common share assuming dilution
  Income before cumulative effect of change
   in accounting principle                             $  0.26      $  0.28
  Cumulative effect of change in accounting
   principle, net of tax                                    --         0.09
  Net income                                              0.26         0.37

Weighted average shares outstanding
  Basic                                                 25,318       25,979
  Diluted                                               26,110       26,947

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)

                                                     June 29,      March 30,
                                                       2002          2002
                                                     --------      ---------

                        ASSETS
Current assets:
  Cash and short term investments                    $ 42,006      $ 34,913
  Available-for-sale investments                           --        32,636
  Accounts receivable, less allowance of $1,347
   at June 29, 2002 and $1,298 at March 30, 2002       69,417        63,743
  Inventories                                          74,444        67,244
  Current investment in sales-type leases, net          2,700         2,783
  Deferred tax asset                                   23,046        18,943
  Other prepaid and current assets                     10,342        12,573
                                                     --------      --------
      Total current assets                            221,955       232,835
                                                     --------      --------
Property, plant and equipment                         229,286       218,819
  Less accumulated depreciation                       143,440       133,942
                                                     --------      --------
Net property, plant and equipment                      85,846        84,877

Other assets:
  Investment in sales-type leases, net (long-term)      3,034         3,234
  Other intangibles, less accumulated
   amortization of $2,418 at June 29, 2002
   and $1,977 at March 30, 2002                        23,853        24,204
  Goodwill, net                                        15,021        14,168
  Deferred tax asset                                    1,842         2,275
  Other long-term assets                                3,521         3,328
                                                     --------      --------
      Total other assets                               47,271        47,209
                                                     --------      --------
      Total assets                                   $355,072      $364,921
                                                     ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
   long-term debt                                    $ 36,369      $ 31,356
  Accounts payable                                     12,309        12,536
  Accrued payroll and related costs                    10,684        12,696
  Accrued income taxes                                 13,282        11,355
  Other accrued liabilities                            21,558        16,155
                                                     --------      --------
      Total current liabilities                        94,202        84,098
                                                     --------      --------
Long-term debt, net of current maturities              38,430        40,787
Other long-term liabilities                             3,674         3,212
Stockholders' equity:
  Common stock, $.01 par value; Authorized -
   80,000,000 shares; Issued 31,535,811 shares
   at June 29, 2002; 31,453,511 shares at
   March 30, 2002                                         315           315
  Additional paid-in capital                          106,282       104,261
  Retained earnings                                   271,367       264,592
  Accumulated other comprehensive loss                (17,473)      (16,395)
                                                     --------      --------
  Stockholders' equity before treasury stock          360,491       352,773
    Less: treasury stock 6,668,311 shares at cost
     at June 29, 2002 and 5,812,943 shares at
     cost at March 30, 2002                           141,725       115,949
                                                     --------      --------
      Total stockholders' equity                      218,766       236,824
                                                     --------      --------
      Total liabilities and stockholders' equity     $355,072      $364,921
                                                     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (unaudited data, in thousands)

                                                                                            Accumulated
                                    Common Stock    Additional                                 Other          Total        Compre-
                                   --------------    Paid-in      Treasury      Retained   Comprehensive   Stockholders'   hensive
                                   Shares    $'s     Capital       Stock        Earnings       Loss           Equity       Income
                                   ------    ---    ----------    --------      --------   -------------   -------------   -------

Balance, March 30, 2002            31,454    $315    $104,261    $(115,949)     $264,592     $(16,395)     $236,824
                                   ================================================================================

  Employee stock purchase plan         --      --         105          256            --           --           361
  Exercise of stock options
   and related tax benefit             82      --       1,916           --            --           --         1,916
  Purchase of treasury stock           --      --          --      (26,032)           --           --       (26,032)
  Net income                           --      --          --           --         6,775           --         6,775       $ 6,775
  Foreign currency translation
   adjustment                          --      --          --           --            --        5,409         5,409         5,409
  Unrealized loss on derivatives                                                               (6,487)       (6,487)       (6,487)
                                                                                                                          --------
  Comprehensive income                 --      --          --           --            --           --            --       $ 5,697
                                   --------------------------------------------------------------------------------       =======

Balance, June 29, 2002             31,536    $315    $106,282    $(141,725)     $271,367     $(17,473)     $218,766
                                   ================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)

                                                       Three Months Ended
                                                     ----------------------
                                                     June 29,      June 30,
                                                       2002          2001
                                                     --------      --------

Cash Flows from Operating Activities:
  Net income                                         $  6,775      $  9,944
                                                     --------      --------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Non cash items:
    Depreciation and amortization                       7,064         5,837
    Deferred tax expense                                  134         1,868
    Tax benefit related to the exercise of
     stock options                                        356            --
    Gain from exchange activities                      (1,803)       (3,420)

  Change in operating assets and liabilities:
    Increase in accounts receivable - net                (907)       (2,167)
    Increase in inventories                            (7,394)       (4,556)
    Decrease in sales-type leases (current)               153            64
    Increase in prepaid income taxes                     (229)         (122)
    (Increase) decrease in other assets                (1,117)       (3,447)
    Decrease in accounts payable, accrued
     expenses and other current liabilities            (1,764)       (1,415)
                                                     --------      --------
      Net cash provided by operating activities         1,268         2,586

  Cash Flows from Investing Activities:
    Purchases of available-for-sale investments       (11,670)      (23,580)
    Gross proceeds from sale of available-for
     -sale investments                                 44,306        11,167
    Capital expenditures on property, plant and
     equipment, net of retirements and disposals       (2,762)       (3,999)
    Net decrease in sales-type leases (long-term)         270         1,581
                                                     --------      --------
      Net cash provided (used) by investing
       activities                                      30,144       (14,831)
                                                     --------      --------

  Cash Flows from Financing Activities:
    Payments on long-term real estate mortgage           (314)          (86)
    Net increase in short-term revolving
     credit agreements                                  2,107         5,844
    Net (decrease) increase in long-term credit
     agreements                                        (2,384)           89
    Employee stock purchase plan  purchases               361           250
    Exercise of stock options                           1,560         5,805
    Purchase of treasury stock                        (26,032)           --
                                                     --------      --------
      Net cash (used) provided by financing
       activities                                     (24,702)       11,902

Effect of exchange rates on cash and cash
 equivalents                                              383          (139)
                                                     --------      --------
Net increase (decrease) in cash and cash
 equivalents                                            7,093          (482)

Cash and cash equivalents at beginning of period       34,913        41,441
                                                     --------      --------
Cash and cash equivalents at end of period           $ 42,006      $ 40,959
                                                     ========      ========

Non-cash investing and financing activities:
Transfers from inventory to fixed assets for
 Haemonetics placement equipment                     $  3,133      $  1,767

Supplemental disclosures of cash flow information:
  Interest paid                                      $  1,415      $  1,628
  Income taxes paid                                  $    778      $  2,480

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 2002.

      Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 2003 presentation.

      The Company's fiscal year ends on the Saturday closest to the last day of March. Both fiscal year 2003 and 2002 include 52 weeks with the first quarter of each fiscal year including 13 weeks.

2.    ACCOUNTING FOR SHIPPING AND HANDLING COSTS

      In accordance with Emerging Issues Task Force No. 00-10, ("EITF 00-10",) "Accounting for Shipping and Handling Fees and Costs," amounts billed to the Company's customers in sale transactions for shipping and handling are recorded as revenue. All other shipping and handling costs are included in costs of goods sold with the exception of $1.3 million and $1.0 million for three months ended June 29, 2002 and June 30, 2001, respectively that are included in selling, general and administrative expenses.

3.    FOREIGN CURRENCY

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

      On April 1, 2001, in accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective April 1, 2001. These standards were adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

      At adoption, the Company recorded the fair value of these contracts of $9.2 million as an asset on the balance sheet. At adoption, the change in the fair value of the contracts associated with changes in the spot rate as of April 1, 2001 of $4.6 million was recorded in other comprehensive income ($6.4 million less taxes of $1.8 million). At adoption, the change in the fair value of the points associated with forward contracts, which are excluded from the Company's assessment of hedge effectiveness, totaled $2.3 million ($3.2 million less taxes of $0.9 million). This amount was recorded as a cumulative effect of a change in accounting principle.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

      At June 29, 2002, the Company had 28 forward contracts outstanding, all maturing in less than twelve months, to exchange Euro and the Japanese yen primarily for U.S. dollars totaling $116.1 million. Of these contracts, six, totaling $35.3 million, represented contracts with zero fair value relating to inter-company receivables established at quarter-end, that settle within 35 days after quarter-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in points on forward contracts is excluded from the Company's assessment of hedge effectiveness.

      At June 29, 2002, the fair value of the forward contract liability was $5.6 million. For the three months ended June 29, 2002, a $6.5 million loss was recorded in accumulated other comprehensive loss, ($10.3 million loss less tax benefit of $3.8 million.) The change in the fair value attributable to points on forward contracts totaled approximately $0.5 million for the three months ended June 29, 2002. This $0.5 of income was excluded from the assessment of hedge effectiveness and was recorded as part of other income, net for the three months ended June 29, 2002 in the Company's unaudited consolidated statement of income. For the three months ended June 30, 2001, income from points on forward contracts, included in other income, net was $1.0 million.

      A summary of the accounting discussed above is as follows (in thousands):

                                                        Accumulated
      (Income)/Expense                                 Comprehensive
   Cash Flow Hedges-Debit        Asset (Liability)-    (Income) Loss,    Other Income,
          (Credit)               Forward Contracts       net of tax           net
   ----------------------        ------------------    --------------    -------------

Balance as of March 30, 2002          $ 3,983             $(2,287)

Change in fair value for the
 3 months ended June 29, 2002          (9,554)              6,487            (463)
                                      -------             -------           -----

Total                                 $(5,571)            $ 4,200           $(463)

4.    NEW PRONOUNCEMENTS

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions."   SFAS No. 144 retains many of the fundamental provisions of
SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is not applicable to goodwill or intangible assets that are not being amortized, and certain other long-lived assets. The provisions of SFAS No. 144 are effective for the Company on March 31, 2002, the beginning of its 2003 fiscal year. Upon adoption, this statement did not have a significant impact on the Company's financial position or results of operations.

5.    Acquired Other Intangible Assets

      A breakdown of the Company's intangible assets by asset class is as follows:

As of June 29, 2002
-------------------

                                                                      Weighted
                                Gross Carrying     Accumulated        Average
                                    Amount         Amortization     Useful Life
                                (in thousands)    (in thousands)     (in years)
                                --------------    --------------    -----------

Amortized Intangibles
---------------------

Patents                              $ 6,370         $  763            14

Developed technology                   7,994            874            17

Customer contracts and related
 relationships                        11,433            781            15
                                     -------         ------            --

Subtotal                             $25,797         $2,418            15

Indefinite Life Intangibles
---------------------------

Trade name                               474             --            Indefinite
                                     -------         ------

Total Intangibles                    $26,271         $2,418

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

As of March 30, 2002
--------------------

                                                                      Weighted
                                Gross Carrying     Accumulated        Average
                                    Amount         Amortization     Useful Life
                                (in thousands)    (in thousands)     (in years)
                                --------------    --------------    -----------

Amortized Intangibles
---------------------

Patents                              $  6,370        $  647            14

Developed technology                    7,991           741            17

Customer contracts and related
 relationships                         11,350           589            15
                                      -------        ------            --

Subtotal                              $25,711        $1,977            15

Indefinite Life Intangibles
---------------------------

Trade name                                470            --            Indefinite
                                      -------        ------

Total Intangibles                     $26,181        $1,977

      The only change to the net carrying value of the Company's intangible assets from March 30, 2002 to June 29, 2002 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of the Company's Canadian subsidiary.

      Aggregate amortization expense for amortized other intangible assets for the three months ended June 29, 2002 and for the twelve months ended March 30, 2002 is $0.4 million and $1.4 million, respectively.
Additionally, the anticipated annual amortization expense on other intangible assets approximates $1.8 million for fiscal years 2003 through 2007 and $1.7 million for fiscal year 2008.

      With the adoption of SFAS No. 142, there were no changes to amortization expense on acquired other intangible assets.

6.    GOODWILL

      During the three months ended June 29, 2002, no event or circumstance change occurred to impair the Company's goodwill or indefinite life assets. The change in the carrying value of goodwill during the three months ended June 29, 2002 is attributable solely to the effects of rate changes in the translation of the goodwill contained in the financial statements of foreign subsidiaries.



                  HAEMONETICS CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

      The changes in the carrying amount of the Company's goodwill during the three months ended June 29, 2002 are as follows (in thousands):

<TABLE

Carrying amount as of March 30, 2002                       $14,168

Effect of change in rates used for translation                 853
                                                           -------

Carrying amount as of June 29, 2002                        $15,021
                                                           =======

7.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:

                                  June 29, 2002      March 30, 2002
                                  -------------      --------------
                                           (in thousands)

Raw materials                        $20,037             $16,808
Work-in-process                        4,971               4,700
Finished goods                        49,436              45,736
                                     -------             -------
                                     $74,444             $67,244
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

                                        For the three months ended
                                     --------------------------------
                                     June 29, 2002      June 30, 2001
                                     -------------      -------------

Basic EPS
Net income                              $ 6,775            $ 9,944

Weighted average shares                  25,318             25,979
                                        -------            -------

Basic income per share                  $  0.27            $  0.38
                                        =======            =======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


Diluted EPS
Net income                              $ 6,775            $ 9,944

Basic weighted average shares            25,318             25,979
Effect of stock options                     792                968
                                        -------            -------

Diluted weighted average shares          26,110             26,947

Diluted income per share                $  0.26            $  0.37

9.    COMMITMENTS AND CONTINGENCIES

      The Company is presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, the Company believes, based on consultation with counsel, that any such liability will not materially affect the consolidated financial position of the Company or its results of operations.

      Through its acquisition of Fifth Dimension Information Systems, Inc. (Fifth Dimension), as well as its agreement with Baxter Healthcare Corporation (Baxter) related to pathogen inactivation technology, the Company is contingently obligated to make certain payments. The Fifth Dimension acquisition involves certain earn-out payments of up to $4.1 million based upon Fifth Dimension reaching certain performance milestones prior to fiscal 2006. The Baxter agreement calls for the Company to make additional milestone payments of up to $14.5 million over the next several years as regulatory approvals are received in various markets.

10.    SEGMENT INFORMATION

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

      The blood bank products include machines, single use disposables and solutions that perform "apheresis," (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma), as well as the washing of red blood cells for certain procedures. In addition, the blood bank product line includes solutions used in non-apheresis applications. The main devices used for these blood component therapies are the MCS(R)+, mobile collection system and the ACP(TM) 215 automated cell processing system.

      Red cell products include machines and single use disposables and I.V. solutions that perform apheresis for the collection of red blood cells. Devices used for the collection of red blood cells are the MCS(R)+, mobile collection systems.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

      Surgical products include machines, and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient. The devices used in the surgical area are the OrthoPAT(R) System, and a full line of Cell Saver(R) autologous blood recovery systems.

      Plasma collection products are machines, disposables, solutions and software that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS(R)2 plasma collection system.

Three months ended (in thousands)

June 29, 2002
-------------
                                      Blood Bank    Red Cells    Surgical    Plasma    Other    Total
                                      ----------    ---------    --------    ------    -----    -----

Revenues from external customers       $26,741        3,624       18,332     29,495    3,743    81,935

June 30, 2001
-------------

Revenues from external customers       $26,038        2,431       17,467     27,023    2,842    75,801

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


Results of Operations

      The table outlines the components of the consolidated statements of income from operations as a percentage of net revenues:

                                                                                 Percentage Increase/(Decrease)
                                                Percentage of Net Revenues             Three Months Ended
                                                  Three Months Ended                 (in actual dollars)
                                            June 29, 2002      June 30, 2001               2001/2000
                                            -------------      -------------     ------------------------------

Net revenues                                   100.0%             100.0%                      8.1%
Cost of goods sold                              52.9               52.1                       9.6
                                               --------------------------------------------------
Gross Profit                                    47.1               47.9                       6.4
                                               --------------------------------------------------
Operating Expenses:
  Research and development                       6.0                6.3                       2.6
  Selling, general and administrative           29.3               29.0                       9.3
                                               --------------------------------------------------
      Total operating expenses                  35.3               35.3                       8.1
                                               --------------------------------------------------
Operating income                                11.8               12.6                       1.7
Interest expense                                (1.1)              (1.3)                    (10.7)
Interest income                                  0.6                1.4                     (59.5)
Other income, net                                0.7                1.3                     (42.1)
                                               --------------------------------------------------
Income before provision for income taxes        12.0               14.0                      (7.5)
Provision for income taxes                       3.7                3.9                       2.5
                                               --------------------------------------------------
Income before cumulative effect of change
 in accounting principle, net of tax             8.3               10.1                     (11.3)
                                               --------------------------------------------------
Cumulative effect of change in accounting
 principle, net of tax                           ---                3.0                    (100.0)
                                               --------------------------------------------------
Net income                                       8.3%              13.1%                    (31.9)%
                                               ==================================================

Three Months Ended June 29, 2002 Compared to
 Three Months Ended June 30, 2001

                                                    Percent Increase / (Decrease)
                                                    -----------------------------
                                                    Actual dollars    At constant
By geography:                 2002         2001      as reported       currency
-------------                 ----         ----     --------------    -----------

United States               $30,935      $28,888         7.1%            7.1%

International                51,000       46,913         8.7            13.7
                            ------------------------------------------------

Net revenues                 81,935      $75,801         8.1%           11.1%

                                                    Percent Increase / (Decrease)
                                                    -----------------------------
                                                    Actual dollars    At constant
By product type:              2002         2001      as reported       currency
----------------              ----         ----     --------------    -----------

Disposables                 $73,433      $70,525          4.1%           7.2%

Misc. & service               3,743        2,842         31.7           32.5

Equipment                     4,759        2,434         95.5           93.4
                            ------------------------------------------------

Net revenues                $81,935      $75,801          8.1%          11.1

                                                    Percent Increase / (Decrease)
                                                    -----------------------------
                                                    Actual dollars    At constant
By product line:              2002         2001      as reported       currency
----------------              ----         ----     --------------    -----------

Surgical                    $17,200      $16,505          4.2%           5.5%
Blood bank                   24,185       24,731         (2.2)           3.1
Red cells                     3,381        2,403         40.7           39.6
Plasma                       28,667       26,886          6.6            8.9
                            ------------------------------------------------

Disposable revenues         $73,433      $70,525          4.1            7.2

Three months ended June 29, 2002(fiscal 2003) compared to three months ended June 30, 2001 (fiscal 2002)

Net Revenues

      Net revenues in fiscal 2003 increased 8.1% to $81.9 million from $75.8 million in fiscal 2002. With currency rates held constant, net revenues
increased   11.1%.  The increase in revenues was partially offset by a reduction in the spot rate gains realized on forward contracts recorded in revenues.

      Disposable sales increased 4.1% year over year at actual rates and with currency rates held constant, disposable sales increased 7.2%. Year over year constant currency disposable sales growth was a result of growth in worldwide Surgical (up 5.5%), worldwide Bloodbank (up 3.1%) worldwide Red Cell (up 39.6%), and worldwide Plasma sales (up 8.9%). The constant currency growth in the worldwide Surgical disposable sales is mainly attributed to volume increases of existing products and from the Company's OrthoPAT(R) product in the U.S. orthopedic market. Worldwide Bloodbank disposable sales increased as compared to 2002 as a result of volume increases in platelet disposable sales in Japan and Asia. The growth in worldwide Red Cell sales is attributed to volume increases in the U.S. as the supply of red cells continues to tighten due to blood shortages and recently adopted donor deferral regulations mandated by the U.S. Food and Drug Administration. The growth in worldwide Plasma disposables sales is attributed to volume increases of products sold in Japan, Asia and Europe.
In the U.S., plasma disposable sales decreased 4.4% due to declining sales to one customer as a result of industry consolidation while industry collection continued to grow.

      At actual rates, sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 89.6% and 93.0% of net revenues for fiscal 2003 and 2002, respectively. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for approximately 89.5% and 92.8 % of net revenues for fiscal 2003 and 2002, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues, including software revenue from the Company's newly acquired software company, Fifth Dimension, accounted for 4.6% and 3.7% of the Company's net revenues, at actual rates, for fiscal year 2003 and 2002, respectively. At constant currency, these sales accounted for 4.6% and 3.9%
of the Company's net revenues for fiscal 2003 and 2002, respectively.   This
increase is due to the software revenues of Fifth Dimension in 2003.

      Equipment revenues increased 95.5% from $2.4 million in fiscal 2002 at actual rates and increased 93.4% year over year with currency rates held constant. The 93.4% constant currency increase is primarily attributable to sales of platelet and plasma machines in Japan and Europe and the new ACP 215 system domestically. Most of our equipment sales occur in our international markets, as in the U.S. we generally place equipment with a customer, in exchange for an agreement by the customer to purchase our disposables. Due to the variable nature of equipment sales, the Company gives no assurance as to whether or not these significant increases will continue in the foreseeable future.

      At actual rates, international sales as reported accounted for approximately 62% of net revenues for both fiscal 2003 and 2002. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $38.6 million for fiscal 2003 increased $2.3 million from $36.3 million for fiscal 2002. With currency rates held constant, gross profit increased by 16.1%, or $5.3 million, and increased as a percentage of sales by 2.0%. The $5.3 million constant currency gross profit increase from fiscal 2002 was a result of the 11.1% or $8.1 million increase in constant currency revenues and cost reductions.

      In 1998, the Company initiated the Customer Oriented Redesign for Excellence ("CORE") Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management, ("TQM") principals, and the program aims to increase the efficiency and the quality of processes and products, and to improve the quality of management at Haemonetics. For the first three months of fiscal 2003, the CORE program generated $1.3 million of cost savings benefiting the Company's gross profit from initiatives to lower product costs by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      The Company expended $4.9 million, 6.0% of net revenues, on research and development for fiscal 2003 and $4.8 million, 6.3% of net revenues, for fiscal 2002. At constant currency rates, research and development as a percentage of sales decreased 0.3% from fiscal 2002 to fiscal 2003 remaining relatively flat in dollars.

      Selling, general and administrative expenses increased $2.0 million in fiscal 2003 to $24.0 million from $22.0 million in fiscal 2002. At constant currency rates, selling, general and administrative expenses increased $2.1 million, however decreased as a percent of net revenues by 0.4% to 29.6% due to the Company's higher sales. The increased spending behind the Company's new product sales and marketing activities contributed to the dollar increase in selling, general and administrative dollars.

Operating Income

      Operating income for the first quarter of fiscal 2003, as a percentage of net revenues, decreased 0.8 percentage points to 11.8% in fiscal 2003 from 12.6% in fiscal 2002. At constant currency rates, operating income increased by $3.1 million. The $3.1 million increase in operating income resulted largely from the constant currency improvements in gross profit year over year partially offset by the increases in selling, general and administrative expenses.

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

      For the first quarter of fiscal 2003, the indexed hedge spot rates depreciated 8.9% and for the first quarter of fiscal 2004, the indexed hedge spot rates depreciated 3.6% over the corresponding quarter of the preceding years. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the Haemonetics specific hedge rate index. These indexed hedge rates impact sales in the Company's financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

                           Composite Index      Favorable / (Unfavorable)
                           Hedge Spot Rates       Change vs Prior Year
                           ----------------     -------------------------

      FY2001      Q1             1.04                      5.4%
                  Q2             1.00                      8.2%
                  Q3             0.92                     12.9%
                  Q4             0.97                     10.2%
        2001 Total               0.98                      9.1%

      FY2002      Q1             0.99                      5.2%
                  Q2             0.97                      3.3%
                  Q3             1.01                     (8.6%)
                  Q4             1.05                     (7.5%)
        2002 Total               1.00                     (2.0%)

      FY2003      Q1             1.09                     (8.9%)
                  Q2             1.08                    (10.3%)
                  Q3             1.10                     (8.1%)
                  Q4             1.17                    (11.0%)
        2003 Total               1.11                     (9.5%)

      FY2004      Q1             1.13                     (3.6%)
        2004 Total               1.13                     (1.5%)

Other Income, Net

      Interest expense for fiscal 2003 was relatively flat as compared to fiscal 2002 as nearly 100% of the Company's long-term debt is at fixed rates. Interest income decreased $0.7 million from 2002 to 2003, due primarily to lower average balances of cash available to invest and lower investment yields. Other income, net decreased $0.4 million from fiscal 2002 to fiscal 2003 due to decreases in income earned from points on forward contracts, which was partially offset by an increase in foreign exchange transaction gains. Points on forward contracts are amounts, either paid or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The income tax provision, as a percentage of pretax income, was 31.0% for the first quarter of fiscal 2003 and 28.0% for the first quarter of fiscal 2002. The increase in the effective tax rate is primarily attributable to reduced export tax benefits.

Cumulative Effect of Accounting Change, Net of Tax

      In accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective, April 1, 2001, the beginning of the Company's 2002 fiscal year. As required, these standards were adopted as a change in accounting principle and accordingly, the effect at adoption of $3.2 million was shown net of taxes of $0.9 million as a cumulative effect of a change in accounting principle on the face of the consolidated statements of operations in the three months ended June 30, 2001.

Liquidity and Capital Resources

      The Company's primary sources of capital include cash and short term investments, internally generated cash flows and bank borrowings. The Company believes these sources to be sufficient to fund its requirements, which are derived primarily from capital expenditures, acquisitions, new business development, share repurchase and working capital.

      During the first quarter of fiscal 2003, the Company funded its activities primarily with $1.3 million of cash flows generated by operations, $44.3 million of gross proceeds from the sale of available-for-sale securities and $1.6 million in stock option proceeds.

      Working capital for the first quarter of fiscal 2003 was $127.8 million. This reflects a decrease of $30.2 million in working capital from the first quarter of fiscal 2002, largely due to increases in short-term borrowings and accrued expenses and decreases in available-for-sale investments, offset by an increase in inventories and accounts receivable.

      The increase of $6.7 million in cash and short term investments during the first quarter of fiscal 2003 from operating, investing and financing activities before the effect of exchange rates represents an increase in cash flow of $7.0 million compared to the $0.3 million in cash generated during the first quarter of fiscal 2002. The $7.0 million increase was a result of more cash generated from the net proceeds of available-for-sale investments offset by purchases of treasury stock.

Operating Activities:

      The Company generated $1.3 million in cash from operating activities during the first quarter of fiscal 2003 as compared to $2.6 million generated during the first quarter of fiscal 2002. The $1.3 million decrease in operating cash flow from fiscal 2003 to fiscal 2002 was a result of a $2.8 million increase in inventories due to higher raw material, work in process and finished good levels needed to support new product sales, a $2.3 million increase in other assets, a $0.3 million decrease in accounts payable, accrued expenses and other current liabilities in 2003 offset by $1.3 million less cash utilized by accounts receivable increases and a $1.7 million increase in net income adjusted for depreciation, amortization and other non-cash items.

      The Company measures its performance using an operating cash flow metric defined as net income adjusted for depreciation, amortization and other non-cash items; capital expenditures for property, plant and equipment together with the investment in Haemonetics equipment at customer sites, including sales-type leases; and the change in operating working capital, including change in accounts receivable, inventory, accounts payable and accrued expenses, excluding tax accounts and the effects of currency
translation.   This alternative measure of operating cash flows is a non-
GAAP measure that may not be comparable to similarly titled measures reported by other companies. It is intended to assist readers of the report who employ "free cash flow" and similar measures that do not include tax assets and liabilities, equity investments and other sources and uses that are outside the day-to-day activities of a company.

      As measured by the Company's operating cash flow metric, the Company generated $0.7 million and $4.8 million of operating cash during the first quarter of fiscal 2003 and fiscal 2002, respectively. The $0.7 million of operating cash flow for the first quarter of fiscal 2003 resulted from $7.6 million of net income adjusted for non-cash items and $3.9 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. Offsetting these was $10.8 million from increased working capital investment, primarily an increase in inventories of $7.4 million, a $0.9 million increase in accounts receivable and a decrease in accounts payable and accrued expenses of $2.5 million. The $4.7 million of operating cash flow generated for first quarter of fiscal 2002 resulted from $11.0 million of net income adjusted for non-cash items and $3.3 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases offset by $9.6 million from increased working capital investment, primarily due to higher inventories, higher
accounts receivable and lower accrued payables and payroll.   The working
capital and capital investment components of the Company's operating cash flow metric have been adjusted by non-cash transfers (transfers from inventory to property, plant and equipment), which amounted to approximately $3.1 million and $1.8 million for the first quarter of fiscal 2003 and 2002, respectively.

Investing Activities:

      Net cash provided by investing activities totaled $30.1 million for the first quarter of fiscal 2003, as compared to net cash utilized of $13.8 million during the first quarter of fiscal 2002. This change of $43.9 million was primarily due to the liquidation of the Company's available-for-
sale investments.    The Company sold its available-for-sale investments due
to changes in the interest rate environment.

Financing Activities:

      Net cash used for financing activities totaled $24.7 million for the first quarter of fiscal 2003 as compared to net cash provided of $11.9 million for the first quarter of fiscal 2002. The $36.6 million decrease in cash from financing activities was a result of an additional $26.0 million spent in the first quarter of fiscal 2003 to repurchase Company stock, $6.2 million from changes in debt and $4.2 million from fewer stock option exercises in fiscal 2003 than in fiscal 2002. In the first quarter of fiscal 2003, the Company repurchased 868,200 shares of outstanding common stock for approximately $26.0 million, which is an average market price of $29.98 per share. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes. The $6.2 million change in cash from 2002 to 2003 associated with debt was a result of significant changes in foreign exchange rates in fiscal 2003 and fiscal year 2002 increases in Japan debt.

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

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which the Company operates. The foregoing list should not be construed as exhaustive.

Quantitative and qualitative disclosures about market risk

      The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign exchange risk

      Approximately 62% of the Company's revenues are generated outside the U.S., yet the Company's reporting currency is the U.S. dollar. Foreign exchange risk arises because the Company engages in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency. Accordingly, whenever the US dollar strengthens relative to the other major currencies, there is an adverse affect on the Company's results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on the Company's results of operations.

      It is the Company's policy to minimize for a period of time, the unforeseen impact on its results of operations of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues. The Company enters into forward contracts that mature one month prior to the anticipated timing of the forecasted foreign currency denominated revenues. These contracts are designated as cash flow hedges intended to lock in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. Actual spot rate gains and losses on these contracts are recorded in revenues, at the same time the offsetting gains and losses on the underlying transactions being hedged are recorded. The fair value of these contracts associated with the change in forward points is recorded in other income. The Company also enters into forward contracts that settle within 35 days to hedge certain intercompany receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The Company's primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro.

      At June 29, 2002, the Company had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues outstanding:

   Hedged         (BUY) / SELL      Weighted Spot      Weighted Forward
  Currency       Local Currency     Contract Rate       Contract Rate       Fair Value        Maturity
  --------       --------------     -------------      ----------------     ----------        --------

Euro                 7,600,000      $0.890              $0.885                (769,426)     Jul-Sept 2002
Euro                 8,250,000      $0.879              $0.871                (903,235)     Oct-Dec 2002
Euro                 8,450,000      $0.880              $0.870                (892,796)     Jan-Mar 2003
Euro                 5,850,000      $0.900              $0.890                (482,947)     Apr-Jun 2003
Japanese Yen     1,850,000,000       122.3 per US$       118.7 per US$          14,709      Jul-Sept 2002
Japanese Yen     1,825,000,000       125.6 per US$       123.0 per US$        (578,600)     Oct-Dec 2002
Japanese Yen     1,850,000,000       131.8 per US$       128.8 per US$      (1,319,101)     Jan-Mar 2003
Japanese Yen     1,200,000,000       128.6 per US$       125.2 per US$        (639,889)     Apr-Jun 2003
                                                                            ----------
                                                            Total:          (5,571,285)
                                                                            ==========

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.4 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $11.8 million decrease in the fair value of the forward contracts.

Interest Rate Risk

      All of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt, however, would change in response to interest rates movements due to its fixed rate nature. At June 29, 2002, the fair value of the Company's long-term debt was approximately $3.0 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is entirely related to the Company's $28.6 million, 7.05% fixed rate senior notes and the $9.1 million, 8.41% fixed rate mortgage.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels, which existed at June 29, 2002. The effect was a change in the fair value of the Company's long-term debt, of approximately $0.7 million.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

           10.1   Employment Agreement between the Company and James L.
                  Peterson.
           10.2   Employment Agreement between the Company and Ronald J.
                  Ryan.
           10.3   Employment Agreement between the Company and Stephen C.
                  Swenson.
           10.4   Employment Agreement between the Company and Timothy
                  Surgenor.
           10.5   Employment Agreement between the Company and Thomas D.
                  Headley.

           (b)   Reports on Form 8-K

           Registrant filed a Report on Form 8-K dated June 18, 2002 reporting a change in the Company's certifying accountant.

                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, the undersigned hereby certify that this report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant for the periods presented.

                                       HAEMONETICS CORPORATION

Date:  August 7, 2002                  By:   s/James L. Peterson
                                           --------------------------------
                                             James L. Peterson, President
                                             and Chief Executive Officer

Date:  August 7, 2002                  By:   s/Ronald J. Ryan
                                           --------------------------------
                                             Ronald  J. Ryan, Senior Vice
                                             President and Chief Financial
                                             Officer