Form 10-Q
period 2002-09-28
HAEMONETICS CORP
filed 2002-11-12
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              Quarterly Report Under Section 13 or 15(d) of the
                     Securities and Exchange Act of 1934


For the quarter ended:  September 28, 2002    Commission File Number:  1-10730
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

          24,390,900 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                             September 28, 2002

                           HAEMONETICS CORPORATION
                                    INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Unaudited Consolidated Statements of Income -
          Three and Six Months Ended September 28, 2002
          and September 29, 2001                                           2

         Unaudited Consolidated Balance Sheets -
          September 28, 2002 and March 30, 2002                            3

         Unaudited Consolidated Statement of Stockholders' Equity -
          Six Months Ended September 28, 2002                              4

         Unaudited Consolidated Statements of Cash Flows -
          Six Months Ended September 28, 2002 and September 29, 2001       5

         Notes to Unaudited Consolidated Financial Statements           6-12

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    13-23

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk    24-25

ITEM 4.  Controls and Procedures                                          25

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders              26

ITEM 6.  Exhibits and Reports on Form 8-K                                 26

         Signatures                                                       27

         Certifications                                                28-29

                        PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except share data)


                                                     Three Months Ended                 Six Months Ended
                                               ------------------------------    ------------------------------
                                               September 28,    September 29,    September 28,    September 29,
                                                    2002             2001             2002             2001
                                               -------------    -------------    -------------    -------------

Net Revenues                                      $87,025          $80,704         $168,960         $156,505
Cost of goods sold                                 48,135           40,903           91,423           80,393
                                                  ----------------------------------------------------------
Gross profit                                       38,890           39,801           77,537           76,112

Operating expenses:
  Research and development                          5,110            4,988           10,049            9,802
  Selling, general and administrative              23,954           21,859           47,970           43,824
                                                  ----------------------------------------------------------
      Total operating expenses                     29,064           26,847           58,019           53,626
                                                  ----------------------------------------------------------

Operating income                                    9,826           12,954           19,518           22,486

Interest expense                                     (870)            (981)          (1,747)          (1,963)
Interest income                                       345            1,089              786            2,177
Other income, net                                     525              755            1,088            1,728
                                                  ----------------------------------------------------------

Income before provision for income taxes            9,826           13,817           19,645           24,428

Provision for income taxes                          3,046            3,869            6,090            6,840
                                                  ----------------------------------------------------------

Income before cumulative effect of
 change in accounting principle                     6,780            9,948           13,555           17,588

Cumulative effect of change in accounting
 principle, net of tax                                  -                -                -            2,304
                                                  ----------------------------------------------------------

Net income                                        $ 6,780          $ 9,948         $ 13,555         $ 19,892
                                                  ==========================================================


Basic income per common share
  Income before cumulative effect of
   change in accounting principle                 $  0.28          $  0.38         $   0.54         $   0.67
  Cumulative effect of change in accounting
   principle, net of tax                                -                -                -         $   0.09
      Net income                                  $  0.28          $  0.38         $   0.54         $   0.76

Diluted income per common share
  Income before cumulative effect of
   change in accounting principle                 $  0.27          $  0.37         $   0.53         $   0.65
  Cumulative effect of change in accounting
   principle, net of tax                                -                -                -         $   0.09
      Net income                                  $  0.27          $  0.37         $   0.53         $   0.73

Weighted average shares outstanding
  Basic                                            24,642           26,287           24,980           26,133
  Diluted                                          25,163           27,239           25,462           27,093

The accompanying notes are an intergral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                                September 28,    March 30,
                        ASSETS                                       2002           2002
                                                                -------------    ---------

Current assets:
  Cash and short term investments                                  $ 43,615       $ 34,913
  Available-for-sale investments                                         --         32,636
  Accounts receivable, less allowance of $1,340
   at September 28, 2002  and $1,298 at March 30, 2002               77,842         63,743
  Inventories                                                        71,755         67,244
  Current investment in sales-type leases, net                        2,478          2,783
  Deferred tax asset                                                 22,093         18,943
  Other prepaid and current assets                                    8,513         12,573
                                                                   -----------------------
      Total current assets                                          226,296        232,835
                                                                   -----------------------
Property, plant and equipment                                       231,087        218,819
  Less accumulated depreciation                                     148,161        133,942
                                                                   -----------------------
Net property, plant and equipment                                    82,926         84,877

Other assets:
  Investment in sales-type leases, net (long-term)                    3,274          3,234
  Other intangibles, less accumulated amortization of
   $2,858 at September 28, 2002 and $1,977 at March 30, 2002         23,335         24,204
  Goodwill, net                                                      14,748         14,168
  Deferred tax asset                                                  1,897          2,275
  Other long-term assets                                              3,404          3,328
                                                                   -----------------------
      Total other assets                                             46,658         47,209
                                                                   -----------------------
      Total assets                                                 $355,880       $364,921
                                                                   =======================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt           $ 40,598       $ 31,356
  Accounts payable                                                   11,927         12,536
  Accrued payroll and related costs                                  13,196         12,696
  Accrued income taxes                                               15,618         11,355
  Other accrued liabilities                                          19,347         16,155
                                                                   -----------------------
      Total current liabilities                                     100,686         84,098
                                                                   -----------------------
Long-term debt, net of current maturities                            38,290         40,787
Other long-term liabilities                                           3,508          3,212

Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000
   shares; Issued 31,613,561 shares at September 28, 2002;
   31,453,511 shares at March 30, 2002                                  316            315
  Additional paid-in capital                                        107,862        104,261
  Retained earnings                                                 278,147        264,592
  Accumulated other comprehensive loss                              (16,203)       (16,395)
                                                                   -----------------------
  Stockholders' equity before treasury stock                        370,122        352,773
    Less: treasury stock 7,222,661 shares at cost at
     September 28, 2002 and 5,812,943 shares at cost
     at March 30, 2002                                              156,726        115,949
                                                                   -----------------------
      Total stockholders' equity                                    213,396        236,824
                                                                   -----------------------
      Total liabilities and stockholders' equity                   $355,880       $364,921
                                                                   =======================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (unaudited data,in thousands)


                                                                                      Accumulated
                                Common Stock    Additional                               Other          Total
                               --------------    Paid-in      Treasury    Retained   Comprehensive   Stockholders'   Comprehensive
                               Shares    $'s     Capital        Stock     Earnings        Loss          Equity          Income
                               ------    ---    ----------    --------    --------   -------------   -------------   -------------

Balance, March 30, 2002        31,454    $315    $104,261    $(115,949)   $264,592     $(16,395)     $236,824
                               ==============================================================================
  Employee stock purchase
   plan                                               105          256                                    361
  Exercise of stock options
   and related tax benefit        160       1       3,496                                               3,497
  Purchase of treasury stock                                   (41,033)                               (41,033)
  Net income                                                                13,555                     13,555           $13,555
  Foreign currency
   translation adjustment                                                                 4,787         4,787             4,787
  Unrealized loss on
   derivatives                                                                           (4,595)       (4,595)           (4,595)
                                                                                                                        -------
                                                                                                                        $13,747
                               ------------------------------------------------------------------------------------------------
Balance, September 28, 2002    31,614    $316    $107,862    $(156,726)   $278,147     $(16,203)     $213,396
                               ==============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                   Six Months Ended
                                                                ----------------------
                                                                Sept. 28,    Sept. 29,
                                                                   2002         2001
                                                                ---------    ---------

Cash Flows from Operating Activities:
  Net income                                                    $ 13,555     $ 19,892

  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Non cash items:
    Depreciation and amortization                                 14,253       15,487
    Deferred income taxes                                           (330)          76
    Tax benefit related to the exercise of stock options             470           --
    Gain from exchange activities                                   (794)      (1,697)

  Change in operating assets and liabilities:
    Increase in accounts receivable - net                        (10,213)      (6,721)
    Increase in inventories                                       (8,888)     (10,658)
    Decrease in sales-type leases (current)                          368          951
    Decrease (increase) in prepaid income taxes                      402         (291)
    Decrease (increase) in other assets                              101       (4,119)
    Increase in accounts payable, accrued
     expenses and other current liabilities                        3,133        4,160
                                                                ---------------------
      Net cash provided by operating activities                   12,057       17,080

Cash Flows from Investing Activities:
  Purchases of available-for-sale investments                    (11,670)     (40,251)
  Gross proceeds from sale of available-for-sale investments      44,306       27,489
  Capital expenditures on property, plant and equipment,
   net of retirements and disposals                               (3,172)     (11,948)
  Net decrease in sales-type leases (long-term)                       22        1,995
                                                                ---------------------
  Net cash provided (used) by investing activities                29,486      (22,715)
                                                                ---------------------

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                        (205)        (174)
  Net increase in short-term revolving
   credit agreements                                               7,207       10,889
  Net (decrease) increase in long-term credit agreements          (2,563)         216
  Employee stock purchase plan purchases                             361          250
  Exercise of stock options                                        3,027       10,562
  Purchase of treasury stock                                     (41,033)          --
                                                                ---------------------
      Net cash (used) provided by financing activities           (33,206)      21,743

Effect of exchange rates on cash and cash equivalents                365          298
                                                                ---------------------

Net increase in cash and cash equivalents                          8,702       16,406

Cash and cash equivalents at beginning of period                  34,913       41,441
                                                                ---------------------
Cash and cash equivalents at end of period                      $ 43,615     $ 57,847
                                                                =====================

Non-cash investing and financing activities:
  Transfers from inventory to fixed assets for Haemonetics
   placement equipment                                          $  6,843     $  2,824

Supplemental disclosures of cash flow information:
  Interest paid                                                 $  1,620     $  1,846
  Income taxes paid                                             $  1,270     $  5,090

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Haemonetics Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the six-month period ended September 28, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 2002.

      Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 2003 presentation.

      The Company's fiscal year ends on the Saturday closest to the last day of March. Both fiscal year 2003 and 2002 include 52 weeks with the first and second quarters of each fiscal year including 13 weeks.


2.    ACCOUNTING FOR SHIPPING AND HANDLING COSTS

      In accordance with Emerging Issues Task Force No. 00-10, ("EITF 00-10",) "Accounting for Shipping and Handling Fees and Costs," amounts billed to the Company's customers in sale transactions for shipping and handling are recorded as revenue. All other shipping and handling costs are included in costs of goods sold with the exception of $1.1 million and $1.2 million for three months ended September 28, 2002 and September 29, 2001, respectively and $2.5 million and $2.2 million for the six months ending September 28, 2002 and September 29, 2001, respectively, that are included in selling, general and administrative expenses.

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

      At September 28, 2002, the Company had 28 forward contracts outstanding, all maturing in less than twelve months, to exchange Euro and Japanese yen primarily for U.S. dollars totaling $113.6 million. Of these contracts, six, totaling $31.7 million, represented contracts with zero fair value relating to inter-company receivables established at quarter-end, that settle within 35 days after quarter-end. The Company has designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in points on forward contracts is excluded from the Company's assessment of hedge effectiveness.

      At September 28, 2002, the fair value of the forward contract liability was $2.8 million. For the six months ended September 28, 2002, a $4.6 million loss related to changes in the spot rates for the hedge contracts was recorded in accumulated other comprehensive loss, ($7.3 million loss less tax benefit of $2.7 million.) The change in the fair value attributable to points on forward contracts totaled approximately $0.7 million for the six months ended September 28, 2002. This $0.7 million of income was excluded from the assessment of hedge effectiveness and was recorded as part of other income, net for the six

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

months ended September 28, 2002 in the Company's unaudited consolidated statement of income. For the six months ended September 29, 2001, income from points on forward contracts, included in other income, net was $1.9 million.

A summary of the accounting discussed above is as follows (in thousands):


------------------------------------------------------------------------------------------
                                                            Accumulated
(Income)/ Expense                                          Comprehensive
Cash Flow Hedges-                    Asset (Liability)-    (Income) Loss,    Other Income,
Debit (Credit)                       Forward Contracts       net of tax           Net
------------------------------------------------------------------------------------------

Balance as of March 30, 2002              $ 3,983             $(2,287)
----------------------------

Change in fair value for the six-
months ended September 28, 2002            (6,791)              4,595             (748)
                                          --------------------------------------------
    Total                                 $(2,808)            $ 2,308            $(748)

4.    COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For the Company, all other non-owner changes are primarily foreign currency translation and with the Company's adoption of SFAS No. 133, as amended, the changes in fair value of the effective portion of the Company's outstanding cash flow hedge contracts.
For the three months ended September 28, 2002 and September 29, 2001, comprehensive income was $8.1 million and $7.3 million, respectively. For the six months ended September 28, 2002 and September 29, 2001, comprehensive income was $13.7 million and $21.0 million respectively. The increase in comprehensive income for the three months ended September 28, 2002 as compared to the three months ended September 29, 2001 was primarily due to favorable changes in the fair value of the outstanding cash flow hedge contracts offset by a decline in net income and the unfavorable effects of currency translation as the Japanese yen and Euro weakened in relation to the US dollar. For the six months ended September 28, 2002, comprehensive income decreased as compared to the six months ended September 29, 2001 due to a decrease in net income. Unfavorable changes in the fair value of the outstanding cash flow hedge contracts were offset by favorable effects from currency translation as the Japanese yen and Euro strengthened more in the current period than in the comparable period a year ago.

5.    NEW PRONOUNCEMENTS

      In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. Adoption of this statement is generally required in fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


      In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 for all exit activities, if any, initiated after December 31, 2002.

6.    ACQUIRED OTHER INTANGIBLE ASSETS


As of September 28, 2002
------------------------
                                                                                 Weighted
                                            Gross Carrying     Accumulated        Average
                                                Amount         Amortization     Useful Life
                                            (in thousands)    (in thousands)    (in years)
                                            --------------    --------------    -----------

Amortized Intangibles
---------------------

Patents                                         $ 6,371           $  882        14

Developed technology                              7,992            1,007        17

Customer contracts and related relationships     11,360              969        15
                                                ----------------------------------
Subtotal                                        $25,723           $2,858        15

Indefinite Life Intangibles
---------------------------

Trade name                                          470               --        Indefinite
                                                ------------------------
Total Intangibles                               $26,193           $2,858


As of March 30, 2002
--------------------
                                                                                 Weighted
                                            Gross Carrying     Accumulated        Average
                                                Amount         Amortization     Useful Life
                                            (in thousands)    (in thousands)    (in years)
                                            --------------    --------------    -----------

Amortized Intangibles
---------------------

Patents                                         $ 6,370           $  647        14

Developed technology                              7,991              741        17

Customer contracts and related relationships     11,350              589        15
                                                ----------------------------------
Subtotal                                        $25,711           $1,977        15

Indefinite Life Intangibles
---------------------------
Trade name                                          470               --        Indefinite
                                                ------------------------
Total Intangibles                               $26,181           $1,977

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

      The only change to the net carrying value of the Company's intangible assets from March 30, 2002 to September 28, 2002 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of the Company's Canadian subsidiary.

      Aggregate amortization expense for amortized other intangible assets for the six months ended September 28, 2002 and for the twelve months ended March 30, 2002 is $0.9 million and $1.4 million, respectively. Additionally, the anticipated annual amortization expense on other intangible assets approximates $1.8 million for fiscal years 2003 through 2007 and $1.7 million for fiscal year 2008.

7.    GOODWILL

      During the six months ended September 28, 2002, no event or circumstance change occurred to impair the Company's goodwill or indefinite life assets. The change in the carrying value of goodwill during the six months ended September 28, 2002 is attributable solely to the effects of rate changes in the translation of the goodwill contained in the financial statements of foreign subsidiaries.

      The changes in the carrying amount of the Company's goodwill during the six months ended September 28, 2002 are as follows (in thousands):


Carrying amount as of March 30, 2002              $14,168

Effect of change in rates used for translation        580
                                                  -------

Carrying amount as of September 28, 2002          $14,748
                                                  =======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

8.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:


                   September 28, 2002    March 30, 2002
                   ------------------    --------------
                              (in thousands)

Raw materials           $21,640             $16,808
Work-in-process           4,472               4,700
Finished goods           45,643              45,736
                        ---------------------------
                        $71,755             $67,244
                        ===========================

9.    NET INCOME PER SHARE

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding. Diluted EPS includes the effect of potential dilutive common shares.


                                          For the three months ended
                                   ----------------------------------------
                                   September 28, 2002    September 29, 2001
                                   ------------------    ------------------

Basic EPS
Net income                               $ 6,780               $ 9,948

Weighted average shares                   24,642                26,287
                                         -----------------------------

Basic income per share                   $  0.28               $  0.38
                                         -----------------------------

Diluted EPS
Net income                               $ 6,780               $ 9,948

Basic weighted average shares             24,642                26,287
Effect of stock options                      521                   952
                                         -----------------------------

Diluted weighted average shares           25,163                27,239
                                         -----------------------------


Diluted income per share                 $  0.27               $  0.37
                                         -----------------------------

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


                                           For the six months ended
                                   ----------------------------------------
                                   September 28, 2002    September 29, 2001
                                   ------------------    ------------------

Basic EPS
Net income                               $13,555               $19,892

Weighted average shares                   24,980                26,133
                                         -----------------------------

Basic income per share                   $  0.54               $ 0.76
                                         -----------------------------

Diluted EPS
Net income                               $13,555               $19,892

Basic weighted average shares             24,980                26,133
Effect of stock options                      482                   960
                                         -----------------------------

Diluted weighted average shares           25,462                27,093
                                         -----------------------------

Diluted income per share                 $  0.53               $  0.73
                                         -----------------------------

10.   COMMITMENTS AND CONTINGENCIES

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

11.   SEGMENT INFORMATION

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

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

      Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The devices used in automated plasma collection are the PCS(R)2 plasma collection system and the Superlite(TM).


Three months ended (in thousands)

      September 28, 2002
      ------------------
t                                          Blood Bank    Red Cells    Surgical    Plasma    Other     Total
                                          ----------    ---------    --------    ------    -----     -----

      Revenues from external customers     $29,385        3,717       17,963     31,617    4,343    $ 87,025

      September 29, 2001
      ------------------

      Revenues from external customers     $29,279        2,569       17,432     29,633    1,791    $ 80,704

Six months ended (in thousands)

      September 28, 2002
      ------------------
                                          Blood Bank    Red Cells    Surgical    Plasma    Other     Total
                                          ----------    ---------    --------    ------    -----     -----

      Revenues from external customers     $56,126        7,341       36,298     61,110    8,085    $168,960

      September 29, 2001
      ------------------

      Revenues from external customers     $55,317        5,000       34,899     56,656    4,633    $156,505

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The table outlines the components of the consolidated statements of income from operations as a percentage of net revenues:


                                                                                        Three Months Ended
                                                   Percentage of Net Revenue                Percentage
                                            ----------------------------------------    Increase/(Decrease)
                                                       Three Months Ended               (in actual dollars)
                                            September 28, 2002    September 29, 2001         2002/2001
                                            ------------------    ------------------    -------------------

Net revenues                                      100.0%                100.0%                  7.8%
Cost of goods sold                                 55.3                  50.7                  17.7
                                                  -------------------------------------------------
Gross Profit                                       44.7                  49.3                  (2.3)

Operating Expenses:
Research and development                            5.9                   6.2                   2.4
Selling, general and administrative                27.5                  27.1                   9.6
                                                  -------------------------------------------------
      Total operating expenses                     33.4                  33.2                   8.3
                                                  -------------------------------------------------
Operating income                                   11.3                  16.1                 (24.1)
Interest expense                                   (1.0)                 (1.2)                (11.3)
Interest income                                     0.4                   1.3                 (68.3)
Other income, net                                   0.6                   0.9                 (30.5)
                                                  -------------------------------------------------
Income before provision for income taxes           11.3                  17.1                 (28.9)
Provision for income taxes                          3.5                   4.8                 (21.3)
                                                  -------------------------------------------------
Net income                                          7.8%                 12.3%                (31.8%)
                                                  =================================================


                                             Percent Increase/(Decrease)
                                            -----------------------------
                                            Actual dollars    At constant
By geography:           2002       2001       as reported       currency
-------------           ----       ----     --------------    -----------

United States         $33,632    $29,897          12.5%           12.5%

International          53,393     50,807           5.1             6.2
                      ------------------------------------------------
Net revenues          $87,025    $80,704           7.8%            8.6%





                                             Percent Increase/(Decrease)
                                            -----------------------------
                                            Actual dollars    At constant
By product type:        2002       2001       as reported       currency
----------------        ----       ----     --------------    -----------

Disposables           $75,299    $74,233           1.4%            2.5%

Misc. & service         4,343      1,791         142.5           143.3

Equipment               7,383      4,680          57.8            52.2
                      ------------------------------------------------

Net revenues          $87,025    $80,704           7.8%            8.6%


                                             Percent Increase/(Decrease)
                                            -----------------------------
Disposable revenue                          Actual dollars    At constant
By product line:        2002       2001       as reported       currency
------------------      ----       ----     --------------    -----------

Surgical              $16,623    $16,377           1.5%            1.1%
Blood bank             25,091     26,558          (5.5)           (3.5)
Red cells               3,441      2,569          34.0            31.9
Plasma                 30,144     28,729           4.9             5.8
                      ------------------------------------------------
Disposable revenues   $75,299    $74,233           1.4%            2.5%

Three months ended September 28, 2002 (fiscal 2003) compared to three months ended September 29, 2001 (fiscal 2002)

Net Revenues

      Net revenues in fiscal 2003 increased to $87.0 million from $80.7 million in fiscal 2002. With currency rates held constant, net revenues increased 8.6%. The increase in revenues was reduced by spot rate losses realized on forward contracts recorded in revenues as compared to gains realized for the same period in the prior year.

      Disposable sales increased 1.4% year over year at actual rates and with currency rates held constant, disposable sales increased 2.5%. Year over year constant currency disposable sales growth was a result of growth in worldwide Surgical (up 1.1%), worldwide Red Cell (up 31.9%), and worldwide Plasma sales (up 5.8%) partly offset by a decline in worldwide Bloodbank (down 3.5%). The leveling off of the constant currency growth in worldwide Surgical disposable sales is mainly attributed to a modest increase in the Company's OrthoPAT(R) product worldwide and by increases in cardiovascular products in the U.S. and Europe. The slow down in the growth rate from the preceding quarter and the same quarter a year ago is due to a temporary leveling off of the growth in the OrthoPAT(R) business. The growth in worldwide Red Cell sales is attributed to volume increases in the U.S. as customers (new and current) react to the supply of red cells shrinking due to blood shortages and recently adopted donor deferral regulations mandated by the U.S. Food and Drug Administration. The growth in worldwide Plasma disposables sales is attributed to volume increases of products sold in Japan, Asia and Europe. In the U.S., while industry collection continued to grow, the Company's plasma disposable sales decreased 2.7% due to declining sales to one customer as a result of industry consolidation. Worldwide Bloodbank disposable sales decreased as compared to 2002 as a result of volume decreases in platelet disposable sales in Europe and in the U.S. reflecting the efficiency of automated technology in collecting multiple platelet units rather than a single unit from a single donor.

      At actual rates, sales of disposable products, excluding service and other miscellaneous revenue, accounted for 86.5% and 92.0% of net revenues for fiscal 2003 and 2002, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues, including revenue from the Company's software company, Fifth Dimension, acquired on January 1, 2002, accounted for 5.0% and 2.2% of the Company's net revenues, at actual rates, for fiscal year 2003 and 2002, respectively. The increase in constant currency revenue of $2.5 million reflects $1.1 million of software revenue from Fifth Dimension.

      Equipment revenues increased 57.8% from $4.7 million in fiscal 2002 at actual rates and increased 52.2% year over year with currency rates held constant. The 52.2% constant currency increase is primarily attributable to sales in Japan and the new ACP 215 system in the U.S. Most of our equipment sales occur in markets outside the U.S., as in the U.S. the Company generally places equipment with a customer in exchange for an agreement to purchase disposables or to pay a rental fee. Due to the variable nature of equipment sales, the Company gives no assurance as to whether or not these significant increases will continue in the foreseeable future.

      International sales as reported accounted for 61.4% and 63.0% of net revenues for fiscal 2003 and 2002, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $38.9 million for fiscal 2003 decreased $0.9 million from $39.8 million for fiscal 2002. As a percentage of sales, gross profit decreased 4.6% in fiscal 2003 to 44.7%. With currency rates held constant, gross profit increased by 3.9%, or $ 1.4 million, but decreased as a percentage of sales by 2.1%. The $1.4 million increase in constant currency gross profit from fiscal 2002 was a result of the additional contribution from the increase in constant currency revenues and cost reductions generated from the Company's Customer Oriented Redesign for Excellence ("CORE") Program partially offset by a manufacturing provision for quality enhancements to the Company's OrthoPAT(R) surgical blood salvage system. Equipment revenues, which have a lower gross profit contribution, were a significant component of the increase in constant currency revenue.

      During the three months ended September 28, 2002, the CORE program generated $0.4 million of cost reductions, which benefited gross profit. These cost reductions relate to initiatives to lower product costs by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      The Company expended $5.1 million, 5.9% of net revenues, on research and development for fiscal 2003 and $5.0 million, 6.2% of net revenues, for fiscal 2002. At constant currency rates, research and development as a percentage of sales decreased 0.4% from fiscal 2002 to fiscal 2003 remaining relatively flat in dollars.

      Selling, general and administrative expenses increased $2.1 million in fiscal 2003 to $24.0 million from $21.9 million in fiscal 2002. At constant currency rates, selling, general and administrative expenses increased $1.2 million or 5.5%, however, decreased as a percent of net revenues by 0.8% to 27.3% due to the Company's higher sales. Increased spending behind the Company's new product sales and related marketing activities contributed to the dollar increase in selling, general and administrative dollars.

Operating Income

      Operating income for the first quarter of fiscal 2003 decreased $3.1 million from the first quarter of fiscal 2002 and decreased to 11.3% of sales in fiscal 2003 from 16.1% in fiscal 2002. At constant currency rates, operating income increased slightly by $0.2 million but decreased as a percentage of sales by 0.7%.

Other Income, Net

      Interest expense for fiscal 2003 was relatively flat as compared to fiscal 2002. Nearly all of the Company's long-term debt is at fixed rates. Interest income decreased $0.7 million from 2002 to 2003 due primarily to lower average balances of cash and investments and lower investment yields. Other income, net decreased $0.2 million from fiscal 2002 to fiscal 2003 due to decreases in income earned from points on forward contracts, which was partially offset by an increase in foreign exchange transaction gains. Points on forward contracts are amounts, either paid or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The income tax provision as a percentage of pretax income was 31.0% for the second quarter of fiscal 2003 and 28.0% for the second quarter of fiscal 2002. The increase in the effective tax rate for the three months ended September 28, 2002, as compared to the three months ended September 29, 2001, reflects reduced export tax benefits among other factors.

      For the full 2003 fiscal year, the Company anticipates its effective tax rate to approximate 27%. In the third quarter of fiscal 2003, the Company anticipates favorable resolution to certain tax contingencies that will reduce its effective tax rate significantly. In the fourth quarter of fiscal year 2003, the Company estimates the effective tax rate at 36.0%, which it anticipates will approximate the fiscal year 2004 effective rate.

Six Months Ended September 28, 2002 (fiscal 2003) Compared to Six Months Ended September 29, 2001(fiscal 2002)


                                                            Percentage Increase/(Decrease)
                                                -----------------------------------------------------
                                                  Percentage of Net Revenues
                                                       Six Months Ended
                                                ------------------------------      Six Months Ended
                                                September 28,    September 29,    (in actual dollars)
                                                     2002             2001             2002/2001
                                                -------------    -------------    -------------------

Net revenues                                        100.0%           100.0%                8.0%
Cost of goods sold                                   54.1             51.4                13.7
                                                    ------------------------------------------
Gross Profit                                         45.9             48.6                 1.9
Operating Expenses:
Research and development                              5.9              6.2                 2.5
Selling, general and administrative                  28.4             28.0                 9.5
                                                    ------------------------------------------
      Total operating expenses                       34.3             34.2                 8.2
                                                    ------------------------------------------
Operating income                                     11.6             14.4               (13.2)
Interest expense                                     (1.0)            (1.3)              (11.0)
Interest income                                       0.4              1.4               (63.9)
Other income, net                                     0.6              1.1               (37.0)
                                                    ------------------------------------------
Income before provision for income taxes             11.6             15.6               (19.6)
Provision for income taxes                            3.6              4.4               (11.0)
                                                    ------------------------------------------
Income before cumulative effect of change in
 accounting                                           8.0             11.2               (22.9)
Cumulative effect of change in accounting
 principle, net of tax                                 --              1.5              (100.0)
                                                    ------------------------------------------
Net income                                            8.0%            12.7%              (31.9)
                                                    ==========================================


                                               Percent Increase/(Decrease)
                                              -----------------------------
                                              Actual dollars    At constant
By geography:           2002        2001        as reported       currency
-------------           ----        ----      --------------    -----------

United States         $ 64,567    $ 58,785         9.8%             9.8%

International          104,393      97,720         6.8              9.8
                      -------------------------------------------------
Net revenues          $168,960    $156,505         8.0%             9.8%


                                               Percent Increase/(Decrease)
                                              -----------------------------
                                              Actual dollars    At constant
By product type:        2002        2001        as reported       currency
----------------        ----        ----      --------------    -----------

Disposables           $149,069    $144,945         2.8%             4.9%

Misc. & Service          8,086       4,633        74.5              75.0
Equipment               11,805       6,927        70.4              66.0
                      --------------------------------------------------
Net revenues          $168,960    $156,505         8.0%              9.8%





                                               Percent Increase/(Decrease)
                                              -----------------------------
Disposable revenue by                         Actual dollars    At constant
product line:           2002        2001        as reported       currency
-------------           ----        ----      --------------    -----------

Surgical              $ 33,886    $ 32,922         2.9%             3.4%
Blood bank              49,379      51,436        (4.0)            (0.4)
Red cells                6,949       4,972        39.8             38.2
Plasma                  58,855      55,615         5.8              7.4
                      -------------------------------------------------
Disposable revenues   $149,069    $144,945         2.8%             4.9%

Six Months Ended September 28, 2002 (fiscal 2003) Compared to Six Months Ended September 29, 2001(fiscal 2002)

Net Revenues

      Net revenues in fiscal 2003 increased 8.0% to $169.0 million from $156.5 million in fiscal 2002. With currency rates held constant, net revenues increased 9.8%. The increase in revenues was partially offset by spot rate losses realized on forward contracts recorded in revenues as compared to gains realized for the same period in the prior year.

      Disposable sales increased 2.8% year over year at actual rates and with currency rates held constant, disposable sales increased 4.9%. Year over year constant currency disposable sales growth was a result of growth in worldwide Surgical (up 3.4%), worldwide Red Cell (up 38.2%), and worldwide Plasma (up 7.4%) partly offset by a decline in worldwide Bloodbank (down 0.4%). Constant currency growth in the worldwide Surgical disposable sales is mainly attributed to increases from the Company's OrthoPAT(R) product worldwide and increases in cardiovascular products in the U.S and Europe. The slow down in the growth rate from the preceding six months and the same period a year ago is due to a temporary leveling off of the growth in the OrthoPAT(R) business, which we anticipate will continue for the remainder of this fiscal year. The growth in worldwide Red Cell sales is attributed to volume increases in the U.S. as customers react to the supply of red cells shrinking due to blood shortages and recently adopted donor deferral regulations mandated by the U.S. Food and Drug Administration. The growth in worldwide Plasma disposables sales is attributed to volume increases of products sold in Japan, Asia and Europe. In the U.S., while industry collection continued to grow, the Company's plasma disposable sales decreased 3.6% due to declining sales to one customer as a result of industry consolidation. Worldwide Bloodbank disposable sales decreased as compared to 2002 as a result of volume decreases in platelet disposable sales in Europe and in the U.S. reflecting the efficiency of automated technology in collecting multiple platelet units rather than a single unit from a single donor.

      At actual rates, sales of disposable products, excluding service and other miscellaneous revenue, accounted for 87.7% and 92.3% of net revenues for fiscal 2003 and 2002, respectively. Constant currency sales of disposable products, excluding service and other miscellaneous revenue, accounted for 87.6% and 92.1% of net revenues for fiscal 2003 and 2002, respectively.

      Service revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous revenues, including software revenue from the Company's software company, Fifth Dimension, which was acquired on January 1, 2002, accounted for 4.8% and 3.0% of the Company's net revenues, at actual rates, for fiscal year 2003 and 2002, respectively. The increase in constant currency revenue of $3.4 million reflects $2.2 million of software revenue from Fifth Dimension.

      Equipment revenues increased 70.4% from $6.9 million in fiscal 2002 at actual rates and increased 66.0 % year over year with currency rates held constant. The 66.0% constant currency increase is primarily attributable to sales of Superlite(TM) plasma machines in Japan and the new ACP 215 system in the U.S. Most of our equipment sales occur in markets outside the U.S., as in the U.S. the Company generally places equipment with a customer, in exchange for an agreement to purchase disposables or to pay a rental fee. Due to the variable nature of equipment sales, the Company gives no assurance as to whether or not these significant increases will continue in the foreseeable future.

      At actual rates, international sales as reported accounted for 61.8% and 62.4% of net revenues for fiscal 2003 and 2002, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, the Company's ability to forecast product demand and market acceptance of the Company's products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $ 77.5 million for fiscal 2003 increased $1.4 million from $76.1 million for fiscal 2002. As a percentage of sales, gross profit decreased 2.7% in fiscal 2003 to 45.9%. With currency rates held constant, gross profit increased by 9.7%, or $6.7 million, but decreased 0.1 as a percentage of sales. The $6.7 million increase in constant currency gross profit from fiscal 2002 was a result of the additional contribution from the increase in constant currency revenues and cost reductions generated by the CORE program, partially offset by a manufacturing provision for quality enhancements to the Company's OrthoPAT(R) surgical blood salvage system. Equipment revenues, which have a lower gross profit contribution, were a significant component of the increase in constant currency revenues.

      For the six months ending September 28, 2002, the CORE program generated $1.4 million of cost savings benefiting the Company's gross profit from initiatives to lower product costs by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      The Company expended $10.0 million, 5.9% of net revenues, on research and development for fiscal 2003 and $9.8 million, 6.2% of net revenues, for fiscal 2002. At constant currency rates, research and development as a percentage of sales decreased 0.5% from fiscal 2002 to fiscal 2003 remaining relatively flat in dollars.

      Selling, general and administrative expenses increased $4.2 million in fiscal 2003 to $48.0 million from $43.8 million in fiscal 2002. At constant currency rates, selling, general and administrative expenses increased $3.3 million, however, decreased as a percent of net revenues by 0.6% to 28.4% due to the Company's higher sales. Increased spending behind the Company's new product sales and related marketing activities contributed to the dollar increase in selling, general and administrative dollars.

Operating Income


      Operating income as a percentage of net revenues decreased to 11.6% from 14.4% in fiscal 2002. At constant currency rates, operating income increased by $3.3 million and increased as a percentage of sales by 1.1%.

Foreign Exchange

      The Company generates approximately 62% of its revenues outside the U.S. in foreign currencies. As such, the Company uses a combination of business and financial tools comprising various natural hedges (offsetting exposures from local production costs and operating expenses) and forward contracts to hedge its balance sheet and P&L exposures. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

      The Company computes a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index corresponds to the value of sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997.

      For the first and second quarters of fiscal 2003, the indexed hedge spot rates depreciated 8.9% and 10.3%, respectively and for the first and second quarters of fiscal 2004, the indexed hedge spot rates depreciated 3.6% and appreciated 3.6%, respectively over the corresponding quarters of the preceding years. These indexed hedge rates represent the change in spot value (value on the day the hedge contract is undertaken) of the Haemonetics specific hedge rate index. These indexed hedge rates impact sales in the Company's financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                           Composite Index     Favorable/(Unfavorable)
                           Hedge Spot Rates     Change vs Prior Year
                           ----------------    -----------------------

      FY2001        Q1           1.04                    5.4%
                    Q2           1.00                    8.2%
                    Q3           0.92                   12.9%
                    Q4           0.97                   10.2%
        2001 Total               0.98                    9.1%

      FY2002        Q1           0.99                    5.2%
                    Q2           0.97                    3.3%
                    Q3           1.01                   (8.6%)
                    Q4           1.05                   (7.5%)
        2002 Total               1.00                   (2.0%)

      FY2003        Q1           1.09                   (8.9%)
                    Q2           1.08                  (10.3%)
                    Q3           1.10                   (8.1%)
                    Q4           1.17                  (11.0%)
        2003 Total               1.11                   (9.5%)

      FY2004        Q1           1.13                   (3.6%)
                    Q2           1.05                    3.6%
                    Q3           1.06                    3.2%
        2004 Total               1.08                    2.9%

Other Income, Net

      Interest expense for fiscal 2003 was relatively flat as compared to fiscal 2002. Nearly all of the Company's long-term debt is at fixed rates. Interest income decreased $1.4 million from 2002 to 2003, due primarily to lower average balances of cash available to invest and lower investment yields. Other income, net decreased $0.6 million from fiscal 2002 to fiscal 2003 due to decreases in income earned from points on forward contracts, which was partially offset by an increase in foreign exchange transaction gains. Points on forward contracts are amounts, either paid or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The income tax provision as a percentage of pretax income was 31.0% for the six months ending September 28, 2002 and 28.0% for the six months ending September 29, 2001. The increase in the effective tax rate is primarily attributable to reduced export tax benefits among other factors.

      For the full 2003 fiscal year, the Company anticipates its effective tax rate to be approximately 27%. In the third quarter of fiscal 2003, the Company anticipates favorable resolution to certain tax contingencies that will reduce its effective tax rate significantly. In the fourth quarter of fiscal year 2003, the Company estimates the effective tax rate at 36.0%, which it anticipates will approximate the fiscal year 2004 effective rate.

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

Liquidity and Capital Resources

      The Company's primary sources of capital include cash and short-term investments, internally generated cash flows and bank borrowings. The Company believes these sources to be sufficient to fund its requirements, which are primarily capital expenditures, acquisitions, new business development, share repurchase and working capital.

      During the six months ending September 28, 2002, the Company funded its activities primarily with $12.1 million of cash flows generated by operations, $44.3 million of gross proceeds from the sale of available-for-sale securities and $3.0 million in stock option proceeds.

      Working capital for the six months ended September 28, 2002, was $125.6 million. This reflects a decrease of $44.6 million in working capital from the same period in the prior year largely due to decreases in available-for-sale investments and increases in short-term borrowings, offset by increases in inventories and accounts receivable.

      The acquisition of Fifth Dimension, which occurred on January 1, 2002, involves potential earn-out payments of up to $4.1 million based on the acquired Company reaching certain performance milestones prior to fiscal 2008. These payments, if earned, will be allocated to goodwill.

      The acquisition of the right to integrate a new pathogen inactivation technology into the Company's platelet collection devices includes certain incremental milestone payments based on the achievement of regulatory approvals in the US, Europe and elsewhere. The total amount of these milestone payments is $14.5 million and is anticipated to become due and payable over the next one to five years.

      The Company anticipates spending $3.7 million on the manufacture of OrthoPAT(R) machines over the next twenty-four months under an existing purchase order with Nova Biomedical.

      The increase of $8.7 million in cash and short term investments during the six months ending September 28, 2002 from operating, investing and financing activities before the effect of exchange rates represents a decrease in cash flow of $7.8 million compared to the $16.1 million in cash generated during the six months ending September 29, 2001. The $7.8 million decrease was primarily a result of the Company's purchase of treasury stock offset by more cash generated from the net proceeds of available-for-sale investments.

Operating Activities:

      The Company generated $12.1 million in cash from operating activities during the six months ending September 28, 2002 as compared to $17.1 million generated during the six months ending September 29, 2001. The $5.0 million decrease in operating cash flow from fiscal 2003 to fiscal 2002 was a result of a $6.6 million decrease in net income adjusted for depreciation, amortization and other non-cash items, $3.5 million more cash utilized by accounts receivable as days sales outstanding increased, offset by a $4.2 million decrease in other assets due to decreased investment. The increase to the Company's days sales outstanding year over year was due largely to the timing of payments and not due to collectibility issues.

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

      As measured by the Company's operating cash flow metric, the Company generated $5.2 million and $13.3 million of operating cash during the six months ending September 28, 2002, and September 29, 2001, respectively. The $5.2 million of operating cash flow for the six months ending September 28, 2002, resulted from $13.6 million of net income adjusted for non-cash items and $11.5 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases. Offsetting these was $19.8 million from increased working capital investment, primarily an increase in accounts receivable of $10.2 million, a $8.9 million increase in inventory and a decrease in accounts payable and accrued expenses of $0.7million. The $13.3 million of operating cash flow generated for six months ending September 29, 2001, resulted from $19.5 million of net income adjusted for non-cash items and $8.0 million from the reduction of the Company's net investment in property, plant and equipment and sales-type leases offset by $14.2 million from increased working capital investment, primarily due to higher inventories, higher accounts receivable and lower accrued payables and payroll. The working capital and capital investment components of the Company's operating cash flow metric have been adjusted by non-cash transfers (transfers from inventory to property, plant and equipment), which amounted to approximately $6.8 million and $2.8 million for the six months ending September 28, 2002, and September 29, 2001, respectively.

Investing Activities:

      Net cash provided by investing activities totaled $29.4 million for the six months ending September 28, 2002, as compared to net cash utilized of $22.7 million during the six months ending September 29, 2001. This change of $52.2 million was primarily due to the Company's liquidation of the Company's available-for-sale investments and reduction in capital expenditures in fiscal 2003 as compared to fiscal 2002. The Company sold its available-for-sale investments due to changes in the interest rate environment.

Financing Activities:

      Net cash used for financing activities totaled $33.2 million for the six months ending September 28, 2002 as compared to net cash provided of $21.7 million for the six months ending September 29, 2001. The $54.9 million decrease in cash from financing activities was a result of an additional $41.0 million spent in the six months ending

September 28, 2002 to repurchase Company stock, $6.4 million from changes in debt and $7.5 million from fewer stock option exercises in fiscal 2003 than in fiscal 2002. The $6.4 million change in debt from 2002 was a result of significant changes in foreign exchange rates in fiscal 2003 and 2002 and increases in Japan debt.

      As authorized by the Board of Directors (the "Board"), the Company repurchases its stock to optimize its capital structure depending upon certain factors such as its cash flow and debt compliance considerations. During the first quarter of fiscal 2003, the Company used $26.0 million to repurchase 868,200 shares of common stock at an average price of $29.98. This completed the 1,764,000 repurchase authorization approved by the Board in February 2002. In July, the Board authorized a share repurchase program for up to an additional $50 million. During the second quarter of fiscal 2003, the Company repurchased 554,350 shares at an average price of $27.02 using $15.0 million of cash, including 100,050 shares repurchased under a 10B5-1 Plan adopted by the Company. The Company expects any repurchased shares to be made available for issuance pursuant to its employee benefit and incentive plans and for other corporate purposes.

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

Disclosure of Additional Non-audit Services

      At its October 22, 2002 meeting, the Company's audit committee approved the engagement of the Company's audit firm, Ernst and Young LLP, to perform tax related services during the third quarter of the current fiscal year. These fees are estimated at approximately $165,000.

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which the Company operates. The foregoing list should not be construed as exhaustive.

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

      At September 28, 2002, the Company had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues outstanding:


   Hedged        (BUY) / SELL     Weighted Spot     Weighted Forward
  Currency      Local Currency    Contract Rate       Contract Rate     Fair Value       Maturity
  --------      --------------    -------------     ----------------    ----------       --------

Euro                8,250,000     $0.879             $0.871               (856,850)    Oct-Dec 2002
Euro                8,450,000     $0.880             $0.870               (845,879)    Jan-Mar 2003
Euro                8,450,000     $0.924             $0.913               (456,475)    Apr-Jun 2003
Euro                5,600,000     $0.978             $0.963                (18,564)    Jul-Aug 2003
Japanese Yen    1,825,000,000      125.6 per US$      123.0 per US$        (40,597)    Oct-Dec 2002
Japanese Yen    1,850,000,000      131.8 per US$      128.8 per US$       (771,851)    Jan-Mar 2003
Japanese Yen    1,800,000,000      125.5 per US$      122.7 per US$       (119,499)    Apr-Jun 2003
Japanese Yen    1,225,000,000      119.9 per US$      117.5 per US$        301,454     Jul-Aug 2003
                                                                        ----------
                                                         Total:         (2,808,261)
                                                                        ==========

      The Company estimated the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.1 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $11.5 million decrease in the fair value of the forward contracts.

Interest Rate Risk

      Substantially all of the Company's long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on the Company's interest expense amounts. The fair value of the Company's long-term debt, however, would change in response to interest rates movements due to its fixed rate nature. At September 28, 2002, the fair value of the Company's long-term debt was approximately $4.1 million higher than the value of the debt reflected on the Company's financial statements. This higher fair market is entirely related to the Company's $28.6 million, 7.05% fixed rate senior notes and the $9.0 million, 8.41% fixed rate mortgage.

      Using scenario analysis, the Company changed the interest rate on all long-term maturities by 10% from the rate levels that existed at September 28, 2002. The effect was a change in the fair value of the Company's long-term debt, of approximately $ 0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

      Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On July 23, 2002, the Company held its annual meeting of stockholders. At the meeting, James L. Peterson and Benjamin L. Holmes were re-elected as Directors for terms ending in 2005. The voting results were as follows:

         James L. Peterson        For 22,666,705        Withheld  63,939
         Benjamin L. Holmes       For 22,618,318        Withheld 112,326

         The other members of the Board of Directors whose terms continued after the meeting were:

         Serving a Term Ending in 2003 - Sir Stuart Burgess; Ronald G. Gelbman and N. Colin Lind

         Serving a Term Ending in 2004 -- Yutaka Sakurada, Donna C.E. Williamson, Harvey G. Klein, M.D.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits

         99.1 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James L. Peterson, President and Chief Executive Officer of the Company

         99.2 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald J. Ryan, Senior Vice President and Chief Financial Officer of the Company

         (b)   Reports on Form 8-K

         None.

                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HAEMONETICS CORPORATION


Date: November 7, 2002                 By:  /s/James L. Peterson
                                            ---------------------------
                                            James L. Peterson, President and
                                            Chief Executive Officer


Date: November 7, 2002                 By:  /s/Ronald J. Ryan
                                            ---------------------------
                                            Ronald J. Ryan, Senior Vice
                                            President and Chief Financial
                                            Officer (Principal Financial
                                            Officer)

                                CERTIFICATION

I, James L. Peterson, President and Chief Executive Officer of Haemonetics Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Haemonetics
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
                                       /s/James L. Peterson
                                       -------------------------------------
                                       James L. Peterson, President and
                                       Chief Executive Officer(Principal
                                       Executive Officer)

                                CERTIFICATION

I, Ronald J. Ryan, Senior Vice President and Chief Financial Officer of Haemonetics Corporation, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Haemonetics
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                       /s/Ronald J. Ryan
                                       -------------------------------------
                                       Ronald J. Ryan, Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)