Form 10-Q
period 2002-12-28
HAEMONETICS CORP
filed 2003-02-10
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

        Quarterly Report Under Section 13 or 15(d) of the Securities
                          and Exchange Act of 1934

For the quarter ended:  December 28, 2002    Commission File Number:  1-10730
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                        Yes    X            No
                             -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          24,237,965 shares of Common Stock, $ .01 par value, as of
          ---------------------------------------------------------
                              December 28, 2002

                           HAEMONETICS CORPORATION
                                    INDEX

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

      Unaudited Consolidated Statements of Income -
       Three and Nine Months Ended December 28, 2002 and
       December 29, 2001                                                   2

      Unaudited Consolidated Balance Sheets -
       December 28, 2002 and March 30, 2002                                3

      Unaudited Consolidated Statement of Stockholders' Equity -
       Nine Months Ended December 28, 2002                                 4

      Unaudited Consolidated Statements of Cash Flows -
       Nine Months Ended December 28, 2002 and December 29, 2001           5

      Notes to Unaudited Consolidated Financial Statements              6-14

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     15-31

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk    31-32

ITEM 4.  Controls and Procedures                                          33

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                 34

      Signatures                                                          35

      Certifications                                                   36-37

                       PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except share data)


                                                      Three Months Ended                 Nine Months Ended
                                                 -----------------------------     -----------------------------
                                                 December 28,     December 29,     December 28,     December 29,
                                                     2002             2001             2002             2001
                                                 ------------     ------------     ------------     ------------

Net Revenues                                       $87,115          $84,411          $256,075         $240,916
Cost of goods sold                                  46,174           43,176           137,597          123,569
                                                   -----------------------------------------------------------
Gross profit                                        40,941           41,235           118,478          117,347

Operating expenses:
  Research and development                           4,633            5,146            14,682           14,948
  Selling, general and administrative               24,486           23,283            72,456           67,107
  Acquired research and development                      -           10,000                 -           10,000
                                                   -----------------------------------------------------------
      Total operating expenses                      29,119           38,429            87,138           92,055
                                                   -----------------------------------------------------------

Operating income                                    11,822            2,806            31,340           25,292

Interest expense                                      (783)            (895)           (2,530)          (2,858)
Interest income                                        325            1,002             1,111            3,179
Other income, net                                      549              463             1,637            2,191
                                                   -----------------------------------------------------------

Income before provision for income taxes            11,913            3,376            31,558           27,804

Provision for income taxes                           1,566              944             7,656            7,784
                                                   -----------------------------------------------------------

Income before cumulative effect of change in
 accounting principle                               10,347            2,432            23,902           20,020

Cumulative effect of change in accounting
 principle, net of tax                                   -                -                 -            2,304
                                                   -----------------------------------------------------------

Net income                                         $10,347          $ 2,432          $ 23,902         $ 22,324
                                                   ===========================================================

Basic income per common share
  Income before cumulative effect of change
   in accounting principle                         $  0.43          $  0.09          $   0.97         $   0.76
  Cumulative effect of change in accounting
   principle, net of tax                                 -                -                 -             0.09
      Net income                                   $  0.43          $  0.09          $   0.97         $   0.85

Diluted income per common share
  Income before cumulative effect of change
   in accounting principle                         $  0.42          $  0.09          $   0.95         $   0.73
  Cumulative effect of change in accounting
   principle, net of tax                                 -                -                 -             0.08
      Net income                                   $  0.42          $  0.09          $   0.95         $   0.82

Weighted average shares outstanding
  Basic                                             24,295           26,445            24,752           26,237
  Diluted                                           24,573           27,525            25,280           27,240

The accompanying notes are an intergral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Unaudited - in thousands, except share data)


                                                                December 28,     March 30,
                                                                    2002           2002
                                                                ------------     ---------

                          ASSETS

Current assets:
  Cash and short term investments                                 $ 49,666       $ 34,913
  Available-for-sale investments                                         -         32,636
  Accounts receivable, less allowance of $1,368
   at December 28, 2002 and $1,298 at March 30, 2002                79,198         63,743
  Inventories                                                       70,138         67,244
  Current investment in sales-type leases, net                       2,661          2,783
  Deferred tax asset                                                23,347         18,943
  Other prepaid and current assets                                  12,916         12,573
                                                                  -----------------------
      Total current assets                                         237,926        232,835
                                                                  -----------------------

Property, plant and equipment                                      237,111        218,819
  Less accumulated depreciation                                    155,355        133,942
                                                                  -----------------------
Net property, plant and equipment                                   81,756         84,877

Other assets:
  Investment in sales-type leases, net (long-term)                   3,523          3,234
  Other intangibles, less accumulated amortization of
   $3,302 at December 28, 2002 and $1,977 at March 30, 2002         22,930         24,204
  Goodwill, net                                                     14,913         14,168
  Deferred tax asset                                                 1,636          2,275
  Other long-term assets                                             3,238          3,328
                                                                  -----------------------
      Total other assets                                            46,240         47,209
                                                                  -----------------------
      Total assets ...                                            $365,922       $364,921
                                                                  =======================

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term debt          $ 44,878       $ 31,356
  Accounts payable                                                  11,296         12,536
  Accrued payroll and related costs                                 12,505         12,696
  Accrued income taxes                                              19,738         11,355
  Other accrued liabilities                                         21,163         16,155
                                                                  -----------------------
      Total current liabilities                                    109,580         84,098
                                                                  -----------------------
Long-term debt, net of current maturities                           31,721         40,787
Other long-term liabilities                                          3,357          3,212
Stockholders' equity:
  Common stock, $.01 par value; Authorized - 80,000,000
   shares; Issued 31,621,561 shares at December 28, 2002;
   31,453,511 shares at March 30, 2002                                 316            315
  Additional paid-in capital                                       108,053        104,261
  Retained earnings                                                288,494        264,592
  Accumulated other comprehensive loss                             (15,450)       (16,395)
                                                                  -----------------------
  Stockholders' equity before treasury stock                       381,413        352,773
    Less: treasury stock 7,383,596 shares at cost at
     December 28, 2002 and 5,812,943 shares at cost at
     March 30, 2002                                                160,149        115,949
                                                                  -----------------------
      Total stockholders' equity                                   221,264        236,824
                                                                  -----------------------
      Total liabilities and stockholders' equity                  $365,922       $364,921
                                                                  =======================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          (unaudited, in thousands)


                                                                                    Accumulated
                              Common Stock    Additional                               Other           Total
                              -------------    Paid-in     Treasury     Retained   Comprehensive   Stockholders'   Comprehensive
                              Shares   $'s     Capital      Stock       Earnings       Loss           Equity          Income
                              ------   ---    ----------   --------     --------   -------------   -------------   -------------

Balance, March 30, 2002       31,454   $315    $104,261    $(115,949)   $264,592     $(16,395)       $236,824
                              ===============================================================================
  Employee stock purchase
   plan                          ---    ---          16          780         ---          ---             796
  Exercise of stock options
   and related tax benefit       168      1       3,776          ---         ---          ---           3,777
  Purchase of treasury stock     ---    ---         ---      (44,980)        ---          ---         (44,980)
  Net income                     ---    ---         ---          ---      23,902          ---          23,902         $23,902
  Foreign currency
   translation adjustment        ---    ---         ---          ---         ---        6,702           6,702           6,702
  Unrealized loss on
   derivatives                   ---    ---         ---          ---         ---       (5,757)         (5,757)         (5,757)
                                                                                                                      -------
  Comprehensive income           ---    ---         ---          ---         ---          ---             ---         $24,847
                              -----------------------------------------------------------------------------------------------
Balance, December 28, 2002    31,622   $316    $108,053    $(160,149)   $288,494     $(15,450)       $221,264
                              ===============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                           Nine Months Ended
                                                                     -----------------------------
                                                                     December 28,     December 29,
                                                                         2002             2001
                                                                     ------------     ------------

Cash Flows from Operating Activities:
  Net income                                                           $ 23,902         $ 22,324
                                                                       -------------------------

  Adjustments to reconcile net income to
   net cash provided by operating activities:

  Non cash items:
    Depreciation and amortization                                        22,168           19,226
    Deferred income taxes                                                  (851)              13
    Tax benefit related to the exercise of stock options                    612                -
    Gain from exchange activities                                        (1,599)            (804)

  Change in operating assets and liabilities:
    Increase in accounts receivable - net                               (10,045)          (5,526)
    Increase in inventories                                              (7,207)         (13,348)
    Decrease in sales-type leases (current)                                 215            1,421
    Increase in prepaid income taxes                                     (3,913)          (1,201)
    Decrease (increase) in other assets                                     395           (3,974)
    Increase (decrease) in accounts payable, accrued
     expenses and other current liabilities                               5,648           (1,936)
                                                                       -------------------------
    Net cash provided by operating activities                            29,325           16,195

Cash Flows from Investing Activities:
  Purchases of available-for-sale investments, net of maturities        (11,670)         (71,274)
  Gross proceeds from sale of available-for-sale investments             44,306           57,779
  Capital expenditures on property, plant and equipment, net of
   retirements and disposals                                             (9,128)         (16,588)

  Net (increase) decrease in sales-type leases (long-term)                 (197)           2,606
                                                                       -------------------------
  Net cash provided by (used in) investing activities                    23,311          (27,477)
                                                                       -------------------------

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                               (311)            (174)
  Net increase in short-term revolving credit agreements                  8,455           12,857
  Payments on long-term credit agreements                                (5,714)          (5,706)
  Employee stock purchase plan  purchases                                   796              553
  Exercise of stock options and related tax benefit                       3,165           15,126
  Purchase of treasury stock                                            (44,980)               -
                                                                       -------------------------
      Net cash (used in) provided by financing activities               (38,589)          22,656

Effect of exchange rates on cash and cash equivalents                       706               85
                                                                       -------------------------
Net increase in cash and cash equivalents                                14,753           11,459

Cash and cash equivalents at beginning of period                         34,913           41,441
                                                                       -------------------------
Cash and cash equivalents at end of period                             $ 49,666         $ 52,900
                                                                       =========================

Non-cash investing and financing activities:
  Transfers from inventory to fixed assets for Haemonetics
   placement equipment                                                 $  7,631         $  3,519
  Reclassifications from long-term credit agreements
   to short-term credit agreements                                     $  2,512              ---

Supplemental disclosures of cash flow information:
  Interest paid                                                        $  3,033         $  3,481
  Income taxes paid                                                    $  3,772         $  7,059

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the nine-month period ended December 28, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2003. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 30, 2002.

      Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 2003 presentation.

      Our fiscal year ends on the Saturday closest to the last day of March. Both fiscal year 2003 and 2002 include 52 weeks with all quarters during both fiscal years including 13 weeks.


2.    ACCOUNTING FOR SHIPPING AND HANDLING COSTS

      In accordance with Emerging Issues Task Force No. 00-10, ("EITF 00-10",) "Accounting for Shipping and Handling Fees and Costs," amounts billed to our customers in sale transactions for shipping and handling is recorded as revenue. All other related shipping and handling costs are included in costs of goods sold with the exception of $1.2 million for both the three months ended December 28, 2002 and December 29, 2001 and $3.9 million and $3.3 million for the nine months ending December 28, 2002 and December 29, 2001, respectively, that are included in selling, general and administrative expenses.


3.    FOREIGN CURRENCY

      We enter into forward exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues. The purpose of our foreign hedging activities is to minimize, for a period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

      At December 28, 2002, we had 28 forward contracts outstanding, all maturing in less than twelve months, to exchange Euro and Japanese yen primarily for U.S. dollars totaling $117.3 million. Of these contracts, six, totaling $33.4 million, represented contracts with zero fair value relating to inter-company receivables established at quarter-end, that settle within 35 days after quarter-end. We have designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in points on forward contracts is excluded from our assessment of hedge effectiveness.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

      At December 28, 2002, the fair value of the forward contract liability was $4.1 million. For the nine months ended December 28, 2002, a $5.8 million loss related to changes in the spot rates for the hedge contracts was recorded in accumulated other comprehensive loss, ($9.2 million loss less tax benefit of $3.4 million.) The change in the fair value attributable to points on forward contracts totaled approximately $0.9 million for the nine months ended December 28, 2002. This $0.9 million of income was excluded from the assessment of hedge effectiveness and was recorded as part of other income, net for the nine months ended December 28, 2002 in our unaudited consolidated statement of income. For the nine months ended December 29, 2001, income from points on forward contracts, included in other income, net was $2.3 million.

A summary of the accounting discussed above is as follows (in thousands):


                                                              Accumulated
   (Income)/ Expense                                         Comprehensive
Cash Flow Hedges- Debit                Asset (Liability)-    (Income) Loss,    Other Income,
       (Credit)                        Forward Contracts       net of tax           Net
--------------------------------------------------------------------------------------------

Balance as of March 30, 2002                $ 3,983             $(2,287)

Change in fair value for the
nine-months ended December 28, 2002         $(8,116)              5,757           $(936)
                                            -------------------------------------------
      Total                                 $(4,133)            $ 3,470           $(936)


4.    COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation and with our adoption of SFAS No. 133, as amended, the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


                                              Three Months Ended              Nine Months Ended
(In thousands)                           December 28,    December 29,    December 28,    December 29,
                                             2002            2001            2002            2001
                                         ------------------------------------------------------------

Net income                                 $ 10,347      $ 2,432           $ 23,902         22,324
                                           -------------------------------------------------------

Other comprehensive income:
  Foreign currency translation                1,915       (2,141)             6,702           (821)
  Unrealized gain (loss) on cash flow
   hedges, net of tax                        (1,673)       4,315             (6,602)         6,904

  Reclassifications into earnings of
   cash flow hedge (gains) and
   losses, net of tax                           511         (944)               845         (3,736)
                                           -------------------------------------------------------

Comprehensive income                       $ 11,100      $ 3,662           $ 24,847        $ 24,671
                                           ========================================================


5.    NEW PRONOUNCEMENTS

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting proposed in SFAS No. 123 for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We currently use the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25. We will implement all disclosure provisions outlined in SFAS No. 148 within the required timeframes.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No.34, which is being superseded. The Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are to be recognized at fair value and significant disclosure rules have been implemented even if the likelihood of the guarantor making payments is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Certain guarantees are

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

excluded from the initial recognition provisions of the Interpretation, however specific disclosures are still required. The following required disclosure describes our current accounting method and policy used to determine our liability for product warranties. The table provides the detail of the change in our product warranty accrual, which is a component of other accrued liabilities on the unaudited consolidated balance sheet for the reporting period ending December 28, 2002.

      We provide a warranty on parts and labor for one year after the sale and installation of one of our devices. We also warrant our disposable products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.


                                                Total
                                                -----

Warranty accrual as of March 30, 2002          $  800

Provision related to preexisting warranties       375

Warranty Provision                                815

Warranty Spending                                (707)
                                               ------
Warranty accrual as of December 28, 2002       $1,283
                                               ======

      In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt the provisions of SFAS 146 for all exit activities, if any, initiated after December 31, 2002.

      In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. Adoption of this statement is generally required in fiscal years beginning after May 15, 2002. We do not expect the adoption of this statement to have a material impact on its consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


6.    ACQUIRED OTHER INTANGIBLE ASSETS


As of December 28, 2002
-----------------------
                                                                        Weighted
                                  Gross Carrying     Accumulated        Average
                                      Amount         Amortization     Useful Life
                                  (in thousands)    (in thousands)     (in years)
                                  -----------------------------------------------

Amortized Intangibles
---------------------

Patents                              $ 6,371            $1,001              14

Developed technology                   7,993             1,140              17

Customer contracts and related
 relationships                        11,396             1,161              15
                                     -------------------------

Subtotal                             $25,760            $3,302              15
Indefinite Life Intangibles
---------------------------
Trade name                               472                --        Indefinite
                                     -------------------------

Total Intangibles                    $26,232            $3,302


As of March 30, 2002
--------------------
                                                                        Weighted
                                  Gross Carrying     Accumulated        Average
                                      Amount         Amortization     Useful Life
                                  (in thousands)    (in thousands)     (in years)
                                  -----------------------------------------------

Amortized Intangibles
---------------------
Patents                              $ 6,370            $  647            14

Developed technology                   7,991               741            17

Customer contracts and related
 relationships                        11,350               589            15
                                     -------------------------

Subtotal                             $25,711            $1,977            15

Indefinite Life Intangibles
---------------------------

Trade name                               470                --        Indefinite
                                     -------------------------

Total Intangibles                    $26,181            $1,977

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued

      The only change to the net carrying value of our intangible assets from March 30, 2002 to December 28, 2002 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of our Canadian subsidiary.

      Aggregate amortization expense for amortized other intangible assets for the nine months ended December 28, 2002 and for the twelve months ended March 30, 2002 is $1.3 million and $1.4 million, respectively. Additionally, the anticipated annual amortization expense on other intangible assets approximates $1.8 million for fiscal years 2003 through 2007 and $1.7 million for fiscal year 2008.


7.    GOODWILL

      During the nine months ended December 28, 2002, no event or circumstance change occurred to impair our goodwill or indefinite life assets. The change in the carrying value of goodwill during the nine months ended December 28, 2002 is attributable solely to the effects of rate changes in the translation of the goodwill contained in the financial statements of foreign subsidiaries.

      The changes in the carrying amount of our goodwill during the nine months ended December 28, 2002 are as follows (in thousands):


      Carrying amount as of March 30, 2002              $14,168

      Effect of change in rates used for translation        745
                                                        -------
      Carrying amount as of December 28, 2002           $14,913
                                                        -------


8.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

Inventories consist of the following:


                               December 28, 2002    March 30, 2002
                               -----------------------------------
                                         (in thousands)

            Raw materials           $19,034            $16,808
            Work-in-process           3,680              4,700
            Finished goods           47,424             45,736
                                    --------------------------
                                    $70,138            $67,244
                                    --------------------------

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


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


                                         For the three months ended
                                   --------------------------------------
                                   December 28, 2002    December 29, 2001
                                   -----------------    -----------------

Basic EPS
Net income                         $  10,347                 $ 2,432

Weighted average shares               24,295                  26,445
                                   ---------------------------------

Basic income per share             $    0.43                 $  0.09
                                   ---------------------------------


Diluted EPS
Net income                         $  10,347                 $ 2,432
Basic weighted average shares         24,295                  26,445
Effect of stock options                  278                   1,080
                                   ---------------------------------

Diluted weighted average shares       24,573                  27,525
                                   ---------------------------------

Diluted income per share           $    0.42                 $  0.09
                                   ---------------------------------


                                          For the nine months ended
                                   --------------------------------------
                                   December 28, 2002    December 29, 2001
                                   -----------------    -----------------

Basic EPS
Net income                         $  23,902                 $22,324

Weighted average shares               24,752                  26,237
                                   ---------------------------------

Basic income per share             $    0.97                 $  0.85
                                   ---------------------------------

Diluted EPS
Net income                         $   23,902                $22,324

Basic weighted average shares          24,752                 26,237
Effect of stock options                   528                  1,003
                                   ---------------------------------

Diluted weighted average shares        25,280                 27,240
                                   ---------------------------------

Diluted income per share           $     0.95                $  0.82
                                   ---------------------------------

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--continued


10.   COMMITMENTS AND CONTINGENCIES

      We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

      Through our acquisition of Fifth Dimension Information Systems, Inc. (Fifth Dimension), as well as our agreement with Baxter Healthcare Corporation (Baxter) related to pathogen reduction technology, we are contingently obligated to make certain payments. The Fifth Dimension acquisition involves certain earn-out payments of up to $4.1 million based upon Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The Baxter agreement calls for us to make milestone payments over the next several years of up to $14.5 million as regulatory approvals are received in various markets. In the fourth calendar quarter of 2002, Baxter acquired its initial regulatory approval in the European market. In connection with this approval, we anticipate making an initial $3.8 million milestone payment to Baxter during the fourth quarter of fiscal 2003. We expect that the remaining European approvals will be obtained during our fiscal 2004 and we anticipate making an additional milestone payment of $3.8 million to Baxter at that time. These payments will be recorded as developed technology, an intangible asset, and amortized over their useful lives.


11.   SEGMENT INFORMATION

Segment Definition Criteria

      We manage our business on the basis of one operating segment: the design, manufacture and marketing of automated blood processing systems. Our chief operating decision-maker uses consolidated results to make operating and strategic decisions.

      Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

Product and Service Segmentation

      Our principal product offerings include blood bank, red cell, surgical and plasma collection products.

      The blood bank products include machines, single use disposables and solutions that perform "apheresis," (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma), as well as the washing of red blood cells for certain procedures. In addition, the blood bank product line includes solutions used in non-apheresis applications. The main devices used for these blood component therapies are the MCS(R)+ mobile collection system and the ACP(TM) 215 automated cell processing system.

      Red cell products include machines and single use disposables and solutions that perform apheresis for the collection of red blood cells. Devices used for the collection of red blood cells are the MCS(R)+ mobile collection systems.

      Surgical products include machines, and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient. The devices used in the surgical area are the OrthoPAT(R) and the Cell Saver(R) autologous blood recovery systems.

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

      Other includes revenue generated from equipment repairs performed under preventative maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, Fifth Dimension, acquired on January 1, 2002. Fifth Dimension provides software applications that automate plasma collection center operations.


Three months ended (in thousands)

      December 28, 2002                    Blood Bank    Red Cells     Surgical     Plasma     Other       Total
      -----------------                    ----------    ---------     --------     ------     -----       -----

      Revenues from external customers      $28,401        3,971        18,112      31,239      5,392      87,115

      December 29, 2001
      -----------------

      Revenues from external customers      $30,395        2,716        18,719      29,793      2,788      84,411


Nine months ended (in thousands)

      December 28, 2002                    Blood Bank    Red Cells     Surgical     Plasma     Other       Total
      -----------------                    ----------    ---------     --------     ------     -----       -----

      Revenues from external customers      $84,098       11,351        54,410      92,240     13,976     256,075

      December 29, 2001
      -----------------

      Revenues from external customers      $85,708        7,719        53,621      86,440      7,428     240,916


12. ACQUISITIONS

      In the third quarter of fiscal 2002, we paid Baxter $10.0 million to acquire the right to integrate a new pathogen reduction technology into our platelet collection devices after the technology receives regulatory approvals (see note 10). The $10.0 million was expensed in our consolidated statement of operations as acquired research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We are a leader in the manufacture of automated systems and single use disposables for the collection, processing, and surgical salvage of blood, as well as associated consumables and data management technology.

RESULTS OF OPERATIONS

      The following table compares our results of operations for Q3 of fiscal 2003 against Q3 of fiscal 2002:


                                                  Three Months Ended            Three Months Ended
                                              (expressed as a percentage       Percentage Increase/
                                                     of net sales)                  (Decrease)

                                             December 28,     December 29,
                                                 2002             2001              2002/2001
                                             ------------     ------------          ---------


Net revenues                                    100.0%           100.0%                 3.2%
Cost of goods sold                               53.0             51.1                  6.9
                                                -------------------------------------------
Gross Profit                                     47.0             48.9                 (0.7)
Operating Expenses:
Research and Development                          5.3              6.1                (10.0)
Selling, general and administrative              28.1             27.6                  5.2
Acquired research and development                   -             11.9               (100.0)
                                                -------------------------------------------
      Total operating Expenses                   33.4             45.6                (24.2)
                                                -------------------------------------------
Operating income                                 13.6              3.3               >100.0
Interest expense                                 (0.9)            (1.1)               (12.5)
Interest income                                   0.4              1.2                (67.6)
Other income, net                                 0.6              0.6                 18.6
                                                -------------------------------------------
Income before provision for income taxes         13.7              4.0               >100.0
Provision for income Taxes                        1.8              1.1                 65.9
                                                -------------------------------------------
Net income                                       11.9%             2.9%              >100.0%
                                                ===========================================

Third quarter of fiscal 2003 compared to third quarter of fiscal 2002
---------------------------------------------------------------------

Net Revenue Summary


                                                Percent Increase/(Decrease)
                                               ------------------------------
                                               Actual dollars     At constant
By geography:           2002        2001        as reported        currency
-------------           ----        ----       --------------     -----------

United States          $32,132     $32,261         (0.4)%            (0.4)%

International           54,983      52,150          5.4               6.8
                       --------------------------------------------------

Net revenues           $87,115     $84,411          3.2%              4.0%


                                                Percent Increase/(Decrease)
                                               ------------------------------
                                               Actual dollars     At constant
By product type:        2002        2001        as reported        currency*
----------------        ----        ----       --------------     -----------

Disposables            $77,004     $76,584          0.5%              1.7%

Misc. & service          5,392       2,788         93.4              92.9

Equipment                4,719       5,039         (6.4)            (10.6)
                       --------------------------------------------------

Net revenues           $87,115     $84,411          3.2%              4.0%


Disposable revenue                             Actual dollars     At constant
by product line:        2002        2001        as reported        currency*
------------------      ----        ----       --------------     -----------

Surgical               $17,067     $17,139         (0.4)%            (1.1)%
Blood bank              26,417      27,817         (5.0)             (2.5)
Red cells                3,891       2,612         49.0              45.7
Plasma                  29,629      29,016          2.1               3.1
                       --------------------------------------------------

Disposable revenues    $77,004     $76,584          0.5%              1.7%

* Constant currency comparisons reflect our current year and prior year results retranslated at the same exchange rate. We establish these exchange rates at the beginning of each fiscal year.

Net Revenues

      Net revenues in fiscal 2003 increased $2.7 million from $84.4 million in fiscal 2002. At constant currency rates, net revenues increased 4.0% or $3.2 million as a result of volume increases from both disposable and software sales. The increase in sales was reduced by spot rate losses realized on forward contracts recorded in sales as compared to gains realized for the same period in the prior year.

Disposable Sales

      Disposable sales increased 0.5% or $0.4 million year over year at actual rates. At constant currency rates, disposable sales increased 1.7% or $1.2 million.

      By product line, disposable sales at constant currency rates increased in worldwide Red Cell (up 45.7%), and worldwide Plasma sales (up 3.1%) offset by decreases in worldwide Bloodbank (down 2.5%) and worldwide Surgical (down 1.1%).

      * Red Cell - Worldwide Red Cell sales grew due to volume increases in the U.S. as customers (new and existing) reacted to red cell shortages by introducing automation into their collection operations as a means to increase the number of units of blood collected from a declining number of eligible donors. The decline in the red cell supply in the U.S. relates primarily to blood shortages ad recently adopted donor deferral regulations mandated by the U.S. Food and Drug Administration.

      * Plasma -The growth in worldwide Plasma disposables sales is attributed to volume increases of products sold in Japan, Asia and Europe. In the U.S., our plasma disposable sales decreased 3.0% due to declining sales to one customer as a result of industry consolidation. Additionally, Baxter International (Baxter) recently announced it would acquire, subject to regulatory approval, the plasma collection operations of Alpha Therapeutic Corporation (Alpha) during the first half of calendar 2003. During the first nine months of our fiscal 2003, sales of plasma disposables, including bowls, collection bottles and solutions, to Alpha were approximately $15.0 million. Alpha's collection operations have several exclusive purchasing contracts with us which begin to lapse in January 2005 through 2009. Due to uncertainties about Baxter's plans for the collection centers, we are unable to estimate the impact upon future operating results.

      * Bloodbank- Worldwide Bloodbank disposable sales decreased as compared to 2002 due primarily to volume decreases of our Automated Cell Processing ("ACP") 215 system. Prior year sales related to our ACP 215 disposables were high due to the demand resulting from the events of September 11, 2001. Volume decreases also existed in both the U.S. and European platelet markets because the newest platelet collection technologies use a single disposable to collect multiple platelet units versus a single platelet unit thereby reducing the number of disposables needed. The effects of these decreases were reduced by strong volume growth in our Asia platelet business.

      * Surgical- Worldwide Surgical disposable sales declined as a result of volume decreases as our primary growth contributor, the OrthoPAT(R), showed no growth. We have slowed down the manufacture and sale of OrthoPAT(R) products to our distributor as we implement the quality enhancement program reported in the previous quarter. End customer sales of our OrthoPAT(R) product are growing and we anticipate that our sales to our distributor will reflect strong growth in the first half of next fiscal year.

Miscellaneous and Service Sales
-------------------------------

      Miscellaneous and service sales includes revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and revenue from our software division, Fifth Dimension, acquired on January 1, 2002.

      Miscellaneous and service sales increased 93.4% or $2.6 million year over year at actual rates. At constant currency rates, miscellaneous and service sales increased 92.9% or $2.6 million as a result of $1.7 million of volume increases from Fifth Dimension software products.

Equipment Sales
---------------

      Equipment sales decreased 6.4% or $0.3 million year over year at actual rates. At constant currency rates, equipment sales decreased 10.6% or $0.5 million due to volume. The volume decrease was primarily because of prior year sales of our Automated Cell Processing ("ACP") 215 system due to demand resulting from the events of September 11, 2001 offset by volume increases in Europe, particularly in plasma. Most of our equipment sales occur in markets outside the U.S. In the U.S. we generally place equipment with a customer in exchange for an agreement to purchase disposables or to pay a rental fee. Due to the variable nature of equipment sales, we give no assurance as to whether or not this level of equipment sales will continue in the foreseeable future.

      International sales at actual rates accounted for 63.1% and 61.8% of net sales for fiscal 2003 and 2002, respectively. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, our ability to forecast product demand and market acceptance of our products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $40.9 for fiscal 2003 decreased $0.3 million from $41.2 million for fiscal 2002. As a percentage of sales, gross profit decreased 1.9% in fiscal 2003 to 47.0%. With currency rates held constant, gross profit increased by $2.3 million and increased as a percentage of sales by 0.9%. The $2.3 million increase in constant currency gross profit from fiscal 2002 was a result of the additional contribution from the increase in constant currency sales and cost reductions generated from our Customer Oriented Redesign for Excellence ("CORE") Program. During the third quarter of fiscal 2003, the CORE program generated $0.9 million of cost reductions, which benefited gross profit. These cost reductions relate to initiatives to lower product costs by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *     Research and development
            ------------------------

      We expended $4.6 million, 5.3% of net sales, on research and development for fiscal 2003 and $5.2 million, 6.1% of net sales, for fiscal 2002. At constant currency rates, research and development as a percentage of sales decreased 1.0% or $0.6 million from fiscal 2002 to fiscal 2003.

      *     Selling, general and administrative
            -----------------------------------

      Selling, general and administrative expenses increased $1.2 million in fiscal 2003 from $23.3 million in fiscal 2002. At constant currency rates, selling, general and administrative expenses increased $0.7 million, but decreased as a percentage of sales by 0.3% to 28.0% due to our higher sales.

      *     Acquired research and development
            ---------------------------------

      In the third quarter of fiscal 2002, we paid Baxter International
$10.0 million for the right to integrate its new pathogen reduction technology into our platelet collection devices after the technology receives regulatory approval.

Operating Income

      Operating income for the third quarter of fiscal 2003 increased $9.0 million from the third quarter of fiscal 2002 and increased to 13.6% of sales in fiscal 2003 from 3.3% in fiscal 2002. Without the $10.0 million paid to Baxter in fiscal 2002, and at constant currency rates, operating income increased by $2.2 million or 2.2% as a percentage of sales. The $2.2 constant currency increase is due to the growth in constant currency sales and cost savings from our CORE program.

Other Income, Net

      Interest expense for fiscal 2003 was relatively flat as compared to fiscal 2002. All of our long-term debt is at fixed rates. Interest income decreased $0.7 million from 2002 to 2003 due primarily to lower average balances of cash invested and lower investment yields. Other income was relatively flat from fiscal 2002 to fiscal 2003 due to decreases in income earned from points on forward contracts partly offset by an increase in foreign exchange transaction gains. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The income tax provision as a percentage of pretax income was 13.1% for the third quarter of fiscal 2003 and 28.0% for the third quarter of fiscal 2002. The decrease in the fiscal 2003 effective tax rate and tax expense results from an anticipated income tax refund. We estimate the Q4 effective tax rate to be 36.0%, which is also the anticipated fiscal year 2004 effective tax rate.

Results of Operations

      The following table contains compares our results of operations for the first nine months of fiscal 2003 against the first nine months of fiscal 2002:


                                                         Nine Months Ended                 Nine Months Ended
                                                    (expressed as a percentage                Percentage
                                                           of net sales)                  Increase/(Decrease)
                                              December 28, 2002     December 29, 2001          2002/2001
                                              -----------------     -----------------     -------------------

Net revenues                                       100.0%                100.0%                    6.3%
Cost of goods sold                                  53.7                  51.3                    11.4
                                                   ---------------------------------------------------
Gross Profit                                        46.3                  48.7                     1.0

Operating Expenses:
Research and development                             5.7                   6.2                    (1.8)

Selling, general and Administrative                 28.3                  27.9                     8.0
Acquired research and development                      -                   4.2                  (100.0)
                                                   ---------------------------------------------------
      Total operating expenses                      34.0                  38.3                    (5.3)
                                                   ---------------------------------------------------

Operating income                                    12.3                  10.4                    23.9
Interest expense                                    (1.0)                 (1.2)                  (11.5)
Interest income                                      0.4                   1.3                   (65.1)
Other income, net                                    0.6                   1.0                   (25.3)
                                                   ---------------------------------------------------
Income before provision for income taxes            12.3                  11.5                    13.5
Provision for income Taxes                           3.0                   3.2                    (1.6)
                                                   ---------------------------------------------------
Income before cumulative effect of change
 in accounting principle, net of tax                 9.3                   8.3                    19.4
                                                   ---------------------------------------------------
Cumulative effect of change in accounting
 principle, net of tax                                 -                   1.0                  (100.0)
                                                   ---------------------------------------------------
Net income                                           9.3%                  9.3%                    7.1%
                                                   ===================================================

Nine months of fiscal 2003 compared to the nine months of fiscal 2002
---------------------------------------------------------------------

Net Revenue Summary


                                                Percent Increase/(Decrease)
                                               ------------------------------
                                               Actual dollars     At constant
By geography:            2002        2001       as reported        currency*
-------------            ----        ----      --------------     -----------

United States          $ 96,700    $ 91,044         6.2%              6.2%

International           159,375     149,872         6.3               8.8
                       --------------------------------------------------

Net revenues           $256,075    $240,916         6.3%              7.8%


                                                Percent Increase/(Decrease)
                                               ------------------------------
                                               Actual dollars     At constant
By product type:         2002        2001       as reported        currency*
----------------         ----        ----      --------------     -----------


Disposables            $225,588    $221,531         1.8%              3.5%

Misc.& service           13,976       7,421        88.3              88.0

Equipment                16,511      11,964        38.0              33.6
                       --------------------------------------------------

Net revenues           $256,075    $240,916         6.3%              7.8%


Disposable revenue                             Actual dollars     At constant
by product line:         2002        2001       as reported        currency*
----------------         ----        ----      --------------     -----------

Surgical               $ 50,956    $ 50,062         1.8%              1.8%
Blood bank               75,374      79,254        (4.9)             (1.7)
Red cells                10,880       7,584        43.5              40.8
Plasma                   88,378      84,631         4.4               5.8
                       --------------------------------------------------

Disposable revenues    $225,588    $221,531         1.8%              3.5%

* Constant currency comparisons reflect our current year and prior year results retranslated at the same exchange rate. We establish these exchange rates at the beginning of each fiscal year.

Net Revenues

      Net revenues in fiscal 2003 increased $15.2 million from $240.9 million in fiscal 2002. At constant currency rates, net revenues increased 7.8% or $18.0 million as a result of volume increases from both disposable and software sales. The increase in sales was reduced by spot rate losses realized on forward contracts recorded in sales as compared to gains realized for the same period in the prior year.

Disposable Sales
----------------

      Disposable sales increased 1.8%or $4.1 million year over year at actual rates. At constant currency rates, disposable sales increased 3.5% or $7.5 million.

      By product line, disposable sales at constant currency rates increased in worldwide Red Cell (up 40.8%), worldwide Plasma sales (up 5.8%) and worldwide Surgical (up 1.8%) partially offset by a decrease in worldwide Bloodbank (down 1.7%).

      * Red Cell- Worldwide Red Cell sales grew due to volume increases in the U.S. as customers (new and existing) reacted to red cells shortages by introducing automation into their collection operations as a means to increase the number of units of blood collected from a declining number of eligible donors. The decline in the red cell supply in the U.S. related primarily to blood shortages and recently adopted donor deferral regulations mandated by the U.S. Food and Drug Administration.

      * Plasma-The growth in worldwide Plasma disposables sales is attributed to volume increases of products sold in Japan, Asia and Europe. In the U.S., our plasma disposable sales decreased 3.4% due to declining sales to one customer as a result of industry consolidation. Additionally, Baxter recently announced it would acquire, subject to regulatory approval, the plasma collection operations of Alpha during the first half of calendar 2003. During the first nine months of our fiscal 2003, sales of plasma disposables, including bowls, collection bottles and solutions, to Alpha were approximately $15.0 million. Alpha's collection operations have several exclusive purchasing contracts with us which begin to lapse in January 2005 through 2009. Due to uncertainties about Baxter's plans for the collection centers, we are unable to estimate the impact upon future operating results.

      * Surgical- Worldwide Surgical disposable sales showed low growth as a result of a slow down in sales of our primary growth contributor, the OrthoPAT(R). We have slowed down the manufacture and sale of OrthoPAT(R) products to our distributor as we implement the quality enhancement program reported in the previous quarter. End customer sales of our OrthoPAT(R) product are growing and we anticipate that our sales to our distributor will reflect strong growth in the first half of next fiscal year.

      * Bloodbank Worldwide Bloodbank disposable sales decreased as compared to 2002, due to volume decreases primarily related to our Automated Cell Processing ("ACP") 215 system. Prior year sales related to our ACP 215 disposables were high due to the demand resulting from the events of September 11, 2001. We experienced volume decreases in both the U.S. and European platelet markets because the newest platelet collection technologies use a single disposable to collect multiple platelet units versus a single platelet unit reducing the number of disposables needed. The effects of these decreases were reduced by strong volume growth in our Asia platelet business.

Miscellaneous and Service Sales
-------------------------------

      Miscellaneous and service sales includes revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and revenue from our software division, Fifth Dimension, acquired on January 1, 2002.

      Miscellaneous and service sales increased 88.3%or $6.6 million year over year at actual rates. At constant currency rates, miscellaneous and service sales increased 88.0% or $6.5 million primarily as a result of $3.9 million of volume increases from Fifth Dimension software products.

Equipment Sales
---------------

      Equipment sales increased 38.0% from $12.0 million in fiscal 2002 at actual rates and increased 33.6% year over year with currency rates held constant. The 33.6% constant currency increase is primarily attributable to sales of plasma and platelet machines in Japan and sales of plasma machines in Europe. Most of our equipment sales occur in markets outside the U.S., as in the U.S. we generally place equipment with a customer, in exchange for an agreement to purchase disposables or to pay a rental fee. Due to the variable nature of equipment sales, we give no assurance as to whether or not this level of equipment sales will continue in the foreseeable future.

      At actual rates, international sales as reported accounted for 62.2% of net sales for both fiscal 2003 and 2002. As in the U.S., sales outside the U.S. are susceptible to risks and uncertainties from regulatory changes, our ability to forecast product demand and market acceptance of our products, changes in economic conditions, the impact of competitive products and pricing and changes in health care policy.

Gross profit

      Gross profit of $118.5 million for fiscal 2003 increased $1.1 million from $117.4 million for fiscal 2002. As a percentage of sales, gross profit decreased 2.4% in fiscal 2003 to 46.3%. With currency rates held constant, gross profit increased by 8.4%, or $9.0 million and increased as a percentage of sales by 0.3%. The $9.0 million increase in constant currency gross profit from fiscal 2002 was a result of the additional contribution from the increase in constant currency sales and cost reductions generated by the CORE program, partially offset by a manufacturing provision for quality enhancements to our OrthoPAT(R) surgical blood salvage system.

      For the nine months ending December 28, 2002, the CORE program generated $2.4 million of cost savings benefiting our gross profit from initiatives to lower product costs by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *     Research and Development
            ------------------------

      We expended $14.7 million, 5.7% of net sales, on research and development for fiscal 2003 and $14.9 million, and 6.2% of net revenues, for fiscal 2002. At constant currency rates, research and development as a percentage of revenues decreased 0.6% or $0.5 million from fiscal 2002 to fiscal 2003.

      *     Selling, general and administrative
            -----------------------------------

      Selling, general and administrative expenses increased $5.4 million in fiscal 2003 to $72.5 million from $67.1 million in fiscal 2002. At constant currency rates, selling, general and administrative expenses increased $4.0 million, however, decreased as a percent of net revenues by 0.5% due to our higher sales. Increased spending associated with the higher volume of sales contributed to the dollar increase in selling, general and administrative dollars.

      *     Acquired research and development
            ---------------------------------

      In the third quarter of fiscal 2002, we paid Baxter $10.0 million for the right to integrate their new pathogen reduction technology into our platelet collection devices after the technology receives regulatory approval.

Operating Income

      Operating income as a percentage of net revenues increased to 12.2% from 10.5% in fiscal 2002. Without the $10.0 million paid to Baxter in fiscal 2002, and at constant currency rates, operating income increased by $5.7 million and increased as a percentage of sales by 5.7%. The $5.7 million increase is due to the additional gross profit from the growth in constant currency sales and cost savings from our CORE program offset by increases in selling, general and administrative expenses.

Foreign Exchange

      We generate approximately 62% of our sales outside the U.S. As such, we use a combination of business and financial tools comprising various natural hedges (offsetting exposures from local production costs and operating expenses) and forward contracts to hedge our balance sheet and income statement exposures. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

      We compute a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index corresponds to the value of sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997. The composite rate is presented in the period corresponding to the maturity of the underlying forward contracts.

      The favorable or (unfavorable) changes are in comparison to the same period of the prior year. A favorable change is presented when we will obtain relatively more U.S. dollars for each of the underlying foreign currencies than we did in the prior period. An unfavorable change is presented when we obtain relatively fewer U.S. dollars for each of the underlying foreign currencies than we did in the prior period. These indexed hedge rates impact sales in the Company's financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                            Composite Index      Favorable/(Unfavorable)
                            Hedge Spot Rates     Change versus Prior Year
                            ----------------     ------------------------

      FY2001        Q1            1.04                      5.4%
                    Q2            1.00                      8.2%
                    Q3            0.92                     12.9%
                    Q4            0.97                     10.2%
                                  -----------------------------
        2001 Total                0.98                      9.1%

      FY2002        Q1            0.99                      5.2%
                    Q2            0.97                      3.3%
                    Q3            1.01                     (8.6%)
                    Q4            1.05                     (7.5%)
                                  -----------------------------
        2002 Total                1.00                     (2.0%)

      FY2003        Q1            1.09                     (8.9%)
                    Q2            1.08                    (10.3%)
                    Q3            1.10                     (8.1%)
                    Q4            1.17                    (11.0%)
                                  -----------------------------
        2003 Total                1.11                     (9.5%)

      FY2004        Q1            1.13                     (3.6%)
                    Q2            1.05                      3.6%
                    Q3            1.06                      3.2%
                    Q4            1.01                     15.9%
                                  -----------------------------
        2004 Total                1.06                      4.9%

Other Income, Net

      Interest expense for fiscal 2003 was relatively flat as compared to fiscal 2002. Nearly all of our long-term debt is at fixed rates. Interest income decreased $2.1 million from 2002 to 2003, due primarily to lower average balances of cash invested and lower investment yields. Other income, net decreased $0.6 million from fiscal 2002 to fiscal 2003 due to decreases in income earned from points on forward contracts, which was partially offset by an increase in foreign exchange transaction gains. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The income tax provision as a percentage of pretax income was 24.3% for the nine months ending December 28, 2002 and 28.0% for the nine months ending December 29, 2001. The decrease in the fiscal 2003 effective tax rate and tax expense results from an anticipated income tax refund. We estimate the Q4 effective tax rate to be 36.0%, which is also the anticipated fiscal year 2004 effective tax rate.

Cumulative Effect of Accounting Change, Net of Tax

      In accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective April 1, 2001, the beginning of the Company's 2002 fiscal year. As required, these standards were adopted as a change in accounting principle and accordingly, the effect at adoption of $3.2 million was shown net of taxes of $0.9 million as a cumulative effect of a change in accounting principle on the face of the consolidated statements of operations in the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary sources of capital include cash and short-term investments, internally generated cash flows and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures, acquisitions, new business development, share repurchase and working capital.

      During the nine months ending December 28, 2002, we funded our activities primarily with $29.3 million of cash flows generated by operations, $44.3 million of gross proceeds from the sale of available-for-sale securities and $3.2 million in stock option proceeds.

      Working capital at December 28, 2002, was $128.3 million. This reflects a decrease of $44.3 million in working capital from the same period in the prior year largely due to decreases in available-for-sale investments and increases in short-term borrowings, offset by increases in inventories and accounts receivable.

      The acquisition of Fifth Dimension, which occurred on January 1, 2002, involves potential earn-out payments of up to $4.1 million based on Fifth Dimension reaching certain performance milestones prior to fiscal 2008. These payments, if earned, will be allocated to goodwill.

      The acquisition of the right to integrate a new pathogen reduction technology into our platelet collection devices includes certain incremental milestone payments based on the receipt of regulatory approvals in the U.S., Europe and Japan. The total amount of these potential milestone payments is $14.5 million. In the fourth calendar quarter of 2002, Baxter acquired its initial regulatory approval in the European market. In connection with this approval, we anticipate making an initial $3.8 million milestone payment to Baxter during the fourth quarter of fiscal 2003. We expect that the remaining European approvals will be obtained during our fiscal 2004 and we anticipate making an additional milestone payment of $3.8 million to Baxter at that time. These payments will be recorded as developed technology, an intangible asset, and amortized over their useful lives.

      We anticipate spending $2.8 million on the purchase of OrthoPAT(R) machines through the end of fiscal 2004 under an existing purchase order with Nova Biomedical.

      Cash and short-term investments during the nine months ending December 28, 2002, before the effect of exchange rates increased $14.0 million, which represents an increase in cash flow of $2.6 million compared to the $11.4 million in cash generated during the nine months ending December 29, 2001. The $2.6 million increase was primarily a result of the cash generated in fiscal 2003 from the available-for-sale investments and from our operating activities. These increases were largely offset by the increase in fiscal 2003 treasury stock repurchases and less cash received in fiscal 2003 from stock option exercises.


Operating Activities:

      We generated $13.1 million more cash from operating activities in fiscal 2003 as compared to fiscal 2002. The increase in operating cash is from a $3.5 million increase in our net income adjusted for depreciation, amortization and other non-cash items, a $6.1 million decrease in inventory growth, a $4.4 million decrease in other assets due to lower acquisition activity and an $8.0 million increase in accrued taxes, included in accrued expenses, due to fewer fiscal 2003 payments made. These increases in cash flow were offset by an anticipated tax refund not yet received and $4.5 million more cash spent to fund accounts receivable growth. Accounts receivables grew because of sales growth and because days sales outstanding increased year over year. The increase in days sales outstanding year over year is due largely to the timing of payments.

      Internally we utilize a measure called operational cash flow to measure the amount of cash flow generated after we have satisfied our investment in Haemonetics equipment and our working capital needs, but before the effect of foreign exchange and other changes such as acquisitions. This operational cash flow measure indicates our ability to generate cash from operations because it does not include foreign exchange, which is not an indicator of such ability.

      This table reconciles cash flow provided by operations per our Statement of Cash Flows prepared in accordance with generally accepted accounting principles to our operational cash flow (in thousands):


Operational cash flow metric:                    For the nine months ended:
                                                December 28,     December 29,
                                                    2002             2001
                                                ------------     ------------

Cash Flow provided by operations                  $29,325          $ 16,195
Investment in Haemonetics Equipment
 including long-term sales type leases             (9,325)          (13,982)
                                                  -------------------------

      Subtotal                                    $20,000          $  2,213

Deduct:

Income tax changes                                  8,080            (1,091)

Foreign exchange changes:                          (1,599)             (804)

Other changes:

  Other assets                                        395            (3,974)

  Accrued expenses                                   (283)           (2,519)

Cash paid for pathogen reduction technology             -            (7,200)

Other                                                   -              (471)
                                                  -------------------------

Operational cash flow:                            $13,407          $ 18,272
                                                  =========================

Investing Activities:

      Our investing activities provided $50.8 million more cash in fiscal 2003 than in fiscal 2002. This is primarily due to the liquidation of our available-for-sale investments due to changes in the interest rate environment and from a reduction in our capital expenditures.

Financing Activities:

      Our financing activities provided $61.2 million less cash in fiscal 2003 than in fiscal 2002. This decrease is primarily a result of the $44.5 million we spent in fiscal 2003 to repurchase our stock, smaller increases in short-term debt and $12.0 million less from stock option exercises.

      As authorized by the Board of Directors (the "Board"), we repurchase our stock to optimize our capital structure depending upon certain factors such as cash flow and debt compliance considerations. During the first quarter of fiscal 2003, we used $26.0 million to repurchase 868,200 shares of common stock at an average price of $29.98. This completed the 1,764,000 repurchase authorization approved by the Board in February 2002. In July, the Board authorized a share repurchase program for up to an additional $50.0 million. During the second and third quarters of fiscal 2003, under this new repurchase program, we repurchased 739,450 shares at an average price of $25.63 using $19.0 million of cash, including 185,100 shares repurchased under a 10b5-1 Plan. We keep repurchased shares on hand for our employee benefit and incentive plans and for other corporate purposes.

Inflation

      We do not believe that inflation has had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to minimize the effects of inflation by improving our manufacturing and purchasing efficiency, by increasing employee productivity and by adjusting the selling prices of new products we introduce.

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements made by the Company that are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed" and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and the Company's ability to successfully implement products that incorporate such advances, product demand and market acceptance of the Company's products, industry consolidation, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which the Company operates. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign exchange risk

      Approximately 62% of our sales are generated outside the U.S., yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. Accordingly, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

      It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales. We enter into forward contracts that mature one month prior to the anticipated timing of the forecasted foreign currency denominated sales. These contracts are designated as cash flow hedges intended to lock in the expected cash flows of forecasted foreign currency denominated sales at the available spot rate. Actual spot rate gains and losses on these contracts are recorded in sales, at the same time the offsetting gains and losses on the underlying transactions being hedged are recorded. The fair value of these contracts associated with the change in forward points is recorded in other income. We also enter into forward contracts that settle within 35 days to hedge certain intercompany receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro.

At December 28, 2002, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:


   Hedged          (BUY)/SELL       Weighted Spot      Weighted Forward
  Currency       Local Currency     Contract Rate       Contract Rate        Fair Value        Maturity
  --------       --------------     -------------      ----------------      ----------        --------

Euro                 8,450,000      $0.880              $0.870              $(1,278,689)     Jan-Mar 2003
Euro                 8,450,000      $0.924              $0.913                 (872,123)     Apr-Jun 2003
Euro                 8,400,000      $0.980              $0.966                 (398,677)     Jul-Sep 2003
Euro                 6,300,000      $0.985              $0.971                 (256,920)     Oct-Nov 2003
Japanese Yen     1,850,000,000       131.8 per US$       128.8 per US$       (1,001,130)     Jan-Mar 2003
Japanese Yen     1,800,000,000       125.5 per US$       122.7 per US$         (321,953)     Apr-Jun 2003
Japanese Yen     1,775,000,000       120.7 per US$       118.6 per US$          121,412      Jul-Sep 2003
Japanese Yen     1,275,000,000       122.7 per US$       120.7 per US$         (124,960)     Oct-Nov 2003
                                    ---------------------------------------------------
                                                           Total:           $(4,133,040)
                                    ===================================================

      We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.4 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $11.9 million decrease in the fair value of the forward contracts.

Interest Rate Risk

      All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At December 28, 2002, the fair value of our long-term debt was approximately $3.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $22.9 million, 7.05% fixed rate senior notes and our $8.9 million, 8.41% fixed rate mortgage.

      Using scenario analysis, we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at December 28, 2002. The effect was a change in the fair value of our long-term debt, of approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

      Within the ninety day period prior to the date of this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a) Exhibits

            99.1 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley

            Act of 2002, of James L. Peterson, President and Chief Executive Officer of the Company

            99.2 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald J. Ryan, Senior Vice President and Chief Financial Officer of the Company

            99.3 Employment agreement between Thomas D. Headley and Haemonetics Corporation dated January 2, 2003.

            (b) Reports on Form 8-K

            Registrant filed a Report on Form 8-K dated October 22, 2002 announcing the retirement of the current Chairman of the Board of Directors and the selection of his successor.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HAEMONETICS CORPORATION

Date: February 7, 2003                 By: /s/_James L. Peterson
                                           ---------------------------------
                                           James L. Peterson, President and
                                           Chief Executive Officer


Date: February 7, 2003                 By: /s/ Ronald J. Ryan
                                           Ronald J. Ryan, Senior Vice
                                           --------------------------------
                                           President and Chief Financial
                                           Officer (Principal Financial
                                           Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003


                                           /s/James L. Peterson
                                           --------------------------------
                                           James L. Peterson, President and
                                           Chief Executive Officer Principal
                                           Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003


                                           /s/Ronald J. Ryan
                                           --------------------------------
                                           Ronald J. Ryan, Senior Vice
                                           President and Chief Financial
                                           Officer (Principal Financial
                                           Officer)