Form 10-K
period 2003-03-29
HAEMONETICS CORP
filed 2003-06-09
CIK 313143

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2003.    Commission file number 1-10730

                           HAEMONETICS CORPORATION
           (Exact name of registrant as specified in its charter)

             Massachusetts                            04-2882273
        (State of Incorporation)                   (I.R.S. Employer
                                                  Identification No.)

            400 Wood Road
       Braintree, Massachusetts                       02184-9114
Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:   (781) 848-7100

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
    Common stock, $.01 par value                New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.)     Yes  X     No ____

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of September 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter was $433,000,000 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

      The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 15, 2003 was 24,071,289.

                     Documents Incorporated By Reference

      Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 22, 2003, are incorporated by reference in
Part III.

===========================================================================

                              TABLE OF CONTENTS

                                                                Page Number
                                                                -----------

Item 1.   Business
          (a)   General History of the Business                      3
          (b)   Financial Information about Industry Segments        4
          (c)   Narrative Description of Business                    4
          (d)   Financial Information about Foreign and
                 Domestic Operations and Export Sales               11
Item 2.   Properties                                                12
Item 3.   Legal Proceedings                                         12
Item 4.   Submission of Matters to a Vote of Security Holders       13
Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters                              14
Item 6.   Selected Consolidated Financial Data                      15
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      16
Item 7A.  Quantitative and Qualitative Disclosures about
           Market Risk                                              31
Item 8.   Financial Statements and Supplementary Data               32
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      71
Item 10.  Directors and Executive Officers of the Registrant
          (a)   Identification of Directors                         71
          (b)   Identification of Executive Officers                71
Item 11.  Executive Compensation                                    71
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters           72
Item 13.  Certain Relationships and Related Transactions            72
Item 14.  Controls and Procedures                                   72
Item 15.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K
          (a)   Financial Statement Schedules                       73
          (b)   Reports on Form 8-K                                 73
          (c)   Exhibits                                            73

ITEM 1. BUSINESS

(a) General History of the Business

      Our Company was founded in 1971 and became a publicly owned company for the first time in 1979. In August 1983, we were acquired by American Hospital Supply Corporation ("AHS"). In connection with the acquisition of AHS by Baxter Travenol Laboratories, Inc. in 1985, Baxter Travenol divested us in order to address antitrust concerns related to that acquisition. We were purchased in December 1985 by investors that included E. I. du Pont de Nemours and Company ("Du Pont") and present and former employees. We were incorporated in Massachusetts in 1985. In May 1991, we completed an Initial Public Offering, at which time Du Pont divested its entire interest. The terms "Haemonetics," "we," "us," "our," and "the Company" as used herein include its subsidiaries and its predecessor where the context so requires.

      We are a pioneer and a market leader in developing and manufacturing technology to help ensure the blood supply is safe, supplies are adequate, and that blood banks and hospitals operate efficiently and in compliance with regulatory requirements. To that end, we are engaged in manufacturing automated systems and single use disposables for the collection, processing, and surgical blood salvage, as well as associated consumables and data management technology. We developed our first automated system in 1971 and for more than 30 years we have been driven to improve the safety and practice of transfusion medicine.

      We market primarily to two customer groups: hospitals and blood collectors. To our hospital customers, we offer surgical blood salvage systems, which are used before, during and after surgery to collect a patient's own blood for reinfusion. To our blood collector customers, which include both for-profit plasma collectors and not-for-profit blood banks, we offer: 1) automated plasma collection systems that collect plasma, which is then generally processed into therapeutic pharmaceuticals; 2) automated platelet collection systems that enable the collection of a larger volume of platelets from a single donor, which are then generally given to cancer patients and others with bleeding disorders; 3) automated red cell collection systems, developed to maximize the volume of red cells that can be collected from a single donor, thus helping to alleviate blood shortages; and 4) cell processing systems that can be employed to freeze and thaw blood and to wash and remove foreign substances or solutions from blood.

      Our principal operations are in the U.S., Europe, and Japan. Our products are marketed in more than 50 countries around the world via a direct sales force as well as, in some instances, independent distributors.

      We have pursued a two-pronged growth strategy, focusing both on internal product development and on acquisitions or alliances with companies that can provide us with products that expand penetration of automated technologies or deepen product or service offerings in existing markets. During fiscal 2003, we continued development of the automated double red cell market as well as the market for orthopedic surgical salvage. We continued to expand the market presence of our Fifth Dimension data management programs to improve the safety and efficiency of blood component collection at commercial plasma and not-for-profit blood banks worldwide.

      Blood shortages and blood safety issues continue to be areas of great concern to health care providers around the world. We are a leader in the development and commercialization of technology to address these challenges; our mission is to provide innovative devices and services to advance the safety, quality, and availability of transfusion products for patients worldwide and to improve the operations of our blood collector customers. We are focused on continuing our market leadership and consistently growing shareholder value through intense customer focus, a culture that demonstrates leadership and employee development at all levels, and a commitment to trust, quality, and innovation.

(b) Financial Information about Industry Segments

      We manage our business on the basis of one operating segment: the design, manufacture, and marketing of automated blood processing systems. Our chief operating decision maker uses consolidated financial results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

      The financial information required for the business segment is included herein in Note 10 of the financial statements, entitled SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION.

(c) Narrative Description of the Business

Products

      We have developed and marketed a variety of 1) automated systems that collect, process, and surgically salvage blood and 2) data management systems to promote efficient and compliant operations of blood collectors. Automated systems allow users to collect and process only the blood component(s) they target, enabling the collection of more of the targeted component(s) and the return of unneeded components to the donor. Our systems consist of proprietary disposable sets that operate on our specialized equipment. Our systems are used with more than 100 different sterile, single-use disposable products. Our Fifth Dimension data management systems are used by blood collectors to improve the safety and efficiency of blood component collection by eliminating previously manual functions at commercial plasma and not-for-profit blood banks worldwide. Our customers include hospitals, independent blood banks, commercial plasma centers and fractionators, and national health organizations in more than 50 countries.

      All of our automated collection systems involve the extracorporeal processing of human blood, which comprises red blood cells, plasma, platelets, and white blood cells. The practice of modern medicine relies on treatment of patients with blood components, rather than whole blood. Component therapy is often necessary in cases of hereditary disorders (e.g., hemophilia); serious injury involving blood loss; major surgery (e.g., organ transplant or open heart surgery); and chemotherapy.

      As a general practice we place our own equipment at customers' sites, with contractual requirements that customers purchase a certain number of disposables in a predetermined time frame. Within this model, we may redeploy equipment should utilization be less than optimal. Cell processing equipment is most commonly sold outright.

      Our products address three important customer bases: hospital-based surgeons; commercial plasma collectors; and not-for-profit blood banks.

Surgical Blood Salvage for Hospitals

      The products that we market to hospitals all address the need for surgical blood salvage. Surgical blood salvage, also known as autologous blood transfusion, involves the rapid and safe collection of a patient's own blood before, during, and after surgery, for reinfusion to that patient. This process usually includes a washing and filtration procedure that removes unwanted substances from the blood prior to reinfusion. We market our surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons.

      Loss of blood is common in open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for the transfusion of oxygen-carrying red cells to make up for lost volume is common. Surgical blood salvage reduces or eliminates a patient's dependence on blood donated from others, which carries the risk of transmission of infectious agents, as well as the risk of severe transfusion reactions. Surgical blood salvage also eliminates the need for pre-surgery "banked" blood donations by the patient. Blood shortages and rising prices of blood components have also reinforced the benefits of this approach.

      Our Company, which pioneered the first surgical salvage systems, offers hospitals a range of products targeted to cardiovascular procedures that involve rapid and high blood loss, as well as slower, lower volume blood loss orthopedic procedures. The Cell Saver(R) autologous blood recovery system can reduce a patient's dependence on homologous red cell transfusions (from donors) and enables the rapid "recycling" of blood to surgical patients losing volume quickly. The OrthoPAT(R) system was designed specifically for orthopedic surgery (including hip and knee replacements and spine surgery) in which a smaller volume of blood is lost over a longer period of time, beginning during surgery and continuing post-operation. Use of the OrthoPAT(R) eliminates the need for "banking" the patient's own blood prior to surgery and helps streamline the practice of orthopedic surgery.

Automated Plasma Collection and Data Management for
 Commercial Plasma Collectors

      Automated plasma collection technology allows for the safe and efficient collection of plasma, which is then further processed ("fractionated") by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of: immune diseases, inherited coagulation disorders (e.g., hemophilia) and volume depletion (e.g. from trauma). The collected plasma is also used in the manufacture of vaccines and blood testing and quality control reagents. We participate only in the provision of collection and data management systems to plasma collectors and we are not involved in the actual collection, fractionation, or distribution of plasma-derived pharmaceuticals.

      Until automated plasma collection technology was pioneered and introduced by the Company in the 1980s, plasma for fractionation was collected manually. Manual collection was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Currently the vast majority of plasma collections worldwide are performed using automated collection because it is safe and cost-effective. We market our PCS(R)2 automated plasma collection systems to commercial plasma collectors as well as not-for-profit blood banks and governmental plasma collectors worldwide.

      We offer "one stop shopping" to our plasma collection customers, enabling them to source from us the full range of equipment, disposables, consumables, and data management technology necessary to operate. To that end, in addition to providing our traditional line of plasma collection equipment and disposables, we offer plasma collection containers, I.V. solutions necessary for plasma collection and storage, and data management technology to automate plasma collectors' operations.

      In December 2001 we announced our acquisition of Fifth Dimension Information Systems, the leading provider of information management products and services for plasma collectors and fractionators. As a majority of plasma collectors currently use manual systems to track their donors and collected plasma, the market for such technology is relatively untapped. During fiscal year 2003 Fifth Dimension expanded its customer base beyond North America, into Europe; and beyond commercial plasma collectors, into the not-for-profit blood banking market.

Automated Platelet Collection and Platelet Safety
 Systems for Not-for-Profit Blood Banks

      Automated platelet collection systems allow for the collection of one or more therapeutic "doses" of platelets from a single donor. Platelets were traditionally derived through manual separation from whole blood donations; however, because platelets comprise only a very small portion of whole blood volume, a single unit of whole blood contains only one-sixth to one-eighth the quantity of platelets necessary for a single dose. Before the advent of our MCS(R)+ automated platelet collection system, the "pooling" of platelets from six to eight donors was necessary to make a single therapeutically useful dose. Our MCS(R)+ system innovated the collection of one to two doses from a single donor.

      Platelet therapy is typically used to alleviate the side effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. The medical community has increasingly turned to "single donor" platelets (i.e., those collected via automation) for platelet therapy to minimize a patient's exposure to multiple donors and the blood-borne diseases that they could be carrying. From the approximately five million units of platelets transfused annually, approximately 60% are single donor platelets, and the remainder are pooled from multiple donors.

      In December 2001 we entered into an agreement with Baxter International, Inc. (Baxter) to enable us to seamlessly integrate our platelet collection devices with the INTERCEPT Platelet System, which utilizes pathogen reduction technology being jointly developed by Baxter and Cerus Corporation. The agreement gives us access to their Intersol solution, in which platelets must be stored in preparation for the reduction of bacteria, viruses, and other pathogens. The agreement allows us to offer our worldwide platelet collection customers an easy and economical way to incorporate the INTERCEPT Platelet System into their operations, making pathogen reduction more widely available to platelet transfusion recipients. European regulatory clearance of the system was received in fiscal 2003, with U.S. and other clearances anticipated to follow over the next few years.

Automated Red Cell Collection for Not-for-Profit Blood Banks

      Automated red cell collection which we pioneered allows for the safe and efficient collection of more red cells from a single donor. Traditionally, red cells were derived from manual collection of whole blood, after which the components of whole blood were separated. However, this manual procedure involves time-consuming, error-prone secondary handling and processing in a laboratory. Red cell shortages are a common problem plaguing the U.S. and other healthcare systems. Automated red cell collection helps blood centers to collect more red cells to address this shortage.

      Our MCS(R)+ automated red cell collection system enables blood collectors to collect up to two transfusible "units" of red cells from a single donor while removing blood volume similar to a whole blood collection, thus assisting in the alleviation of blood shortages. Additionally, the MCS(R)+ system automates the separation function, eliminating the need for laboratory processing. The MCS(R)+ system also contains a protocol that allows blood banks to collect one unit of red cells and a "jumbo" (double) unit of plasma from a single donor. The MCS(R)+ system enables the leukoreduction (removal of potentially harmful white blood cells) for double red cell collections. Leukoreduction has been adopted in many countries worldwide; it is estimated that 80% of all red cells in the U.S. are now leukoreduced.

      During fiscal year 2003, blood shortages continued and blood banks continued their adoption of double red cell collection. United Blood Services, the second largest collector of blood in the U.S., expanded its automated double red cell program to collect 20% of all of its red cells. In December 2002 the American Red Cross expanded the use of our technology; we finished the fiscal year with our technology being used in seven of the American Red Cross' thirty-five regions.

      We submitted a 510(k) for FDA approval of the Chairside Separator(R) system during fiscal year 2002. The Chairside Separator(R) is a blood collection system that automates the whole blood collection process by drawing whole blood from a donor and separating it into its red cell and plasma components, not returning any components to the donor. This process eliminates the laboratory separation process and also offers the benefit of automating much of the procedure documentation mandated by the FDA. The Chairside Separator(R) will allow blood collection centers to reduce their laboratory handling cost and space requirements while also improving their regulatory compliance.

      During fiscal year 2003, we redirected resources supporting regulatory approval of the Chairside Separator(R) to develop and obtain regulatory approval of the Red Cell Collector, a portable, automated device used to collect and process two units of red cells from donors. The Red Cell Collector is our next generation double red cell collection device and will benefit customers with its smaller size and weight, battery power option, and enhanced mobility. Clinical trials for the Red Cell Collector will commence in Europe in fiscal 2004.

Cell Processing and Red Cell Safety for Not-for-Profit Blood Banks

      Our cell processing business is based on technology that enables users to add and remove solutions or other substances to and from blood components. Our cell processing technology allows the freezing and thawing of blood to enable blood banks to better manage their red cell inventory. We are also collaborating with V.I. Technologies (NSDQ: VITX; "VITEX") in the area of pathogen reduction of red cells.

      Although it has been possible for some time to freeze red cells for up to ten years, the freezing and thawing processes took place in a manual, open-circuit system, which exposed red cells to the potential for bacterial contamination. Once cells were thawed, they had to be transfused within 24 hours. The ACP(R)215 Automated Cell Processing system, which was cleared by the FDA in fiscal 2002, extends thawed cells' shelf life to 14 days by moving the freezing and thawing processes to an automated, closed-circuit technology.

      During fiscal year 2003, we also continued our collaboration with V.I. Technologies to develop a pathogen reduction system for red blood cells. VITEX's Inactine(R) is an agent that will kill bacteria and viruses that could be transfused to a patient receiving a red cell transfusion. We are developing technology to "wash" red blood cells to eliminate the Inactine agent following the pathogen reduction process. VITEX is currently in Phase III clinical trials for its red cell pathogen reduction system, which uses our cell washing systems.

Revenue Detail

      In the fiscal year ended March 29, 2003, sales of disposable products accounted for approximately 88.5% of net revenues. Sales of our disposable products were 2.5% higher in 2003 than in 2002 and grew at a compound average annual growth rate of 6.0% for the three years ended March 29, 2003. Service and other miscellaneous revenues accounted for approximately 5.4% of our net revenues during the fiscal year ended March 29, 2003.

      Sales of equipment accounted for approximately 6.0% of net revenues in fiscal year 2003 and approximately 5.3% in fiscal year 2002, representing a dollar increase of $3.3 million. The increase in equipment revenue is a result of an increase in the number of machines sold in the Japan plasma and platelet markets and in the Europe plasma market.

Marketing/Sales/Distribution

      We market and sell our products to hospitals, blood systems and independent blood banks, commercial plasma collection centers, and national health organizations through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Sales representatives target the primary decision-makers within each of those organizations.

      In fiscal year 2003, we announced that we received for the third straight year the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of firms' actual performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

United States

      In fiscal 2003, 38% of consolidated net sales were generated through sales to customers in the U.S. In the U.S., we sell the majority of our products through our direct sales force. We have an exclusive distribution agreement with Zimmer Inc., for the sale and marketing of the OrthoPAT(R) system within the U.S.

Outside the United States

      In fiscal 2003, 62% of consolidated net sales were generated through sales to non-U.S. customers. Our direct sales force in Europe and Asia, includes full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. We also use various distributors to market our products in South America, the Middle East, and parts of Europe and the Far East.

Research and Development

      The development of extracorporeal blood processing systems has required us to maintain technical expertise in various engineering disciplines, including mechanical, electrical, software, biomedical, and materials. Innovations resulting from these various engineering efforts enable us to develop systems that are faster, smaller, and more user-friendly, or that incorporate additional features important to our customer base.

      We operate research and development centers in Switzerland, Japan, and the United States, so that protocol variations are incorporated to closely match local customer requirements. In addition to the above research and development facilities, our Fifth Dimension subsidiary maintains development operations in Edmonton, Alberta, Canada. Our expenditures for research and development were $19.5 million for both fiscal 2003 and 2002 and $19.0 million for fiscal 2001. All research and development costs are expensed as incurred. We expect to continue to invest resources in research and development.

      Customer collaboration is an important part of our technical strength and competitive advantage. We have built close working relationships with a significant number of transfusion experts around the world. This network of individuals provides us with ideas for new products, ways to improve existing products, new applications, enhanced protocols, and information about potential test sites, objective evaluations, and expert opinions regarding technical and performance issues.

Manufacturing

      Our principal manufacturing operations (equipment, disposables, and solutions) are located in Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; and Bothwell, Scotland.

      In general, our production activities occur in a controlled environment setting or "cleanroom" environment. Each step of the manufacturing and assembly process is quality checked, qualified, and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

      Some component manufacturing is performed by outside contractors according to our specifications. We maintain important relationships with two Japanese manufacturers that provide finished sets in Singapore, Japan, and Thailand. Certain parts and components are purchased from various single sources. If necessary, we believe that, in most cases, alternative sources of supply could be identified and developed within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations. All of our equipment and disposable manufacturing sites are certified to the ISO 9000 standard and to the Medical Device Directive allowing placement of the CE mark of conformity.

      Each blood processing machine is designed in-house and assembled from components that are either manufactured by us or by others to our specifications. Many critical mechanical assemblies are machined and fabricated utilizing our own process control procedures. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification requirements, and the components are subjected to focused incoming inspection programs. During fiscal year 2003, we manufactured approximately 80% of our equipment. The remainder was manufactured for us by an outside contractor.

      We have established a Customer Oriented Redesign for Excellence ("CORE") program, which is based on the tenets of Total Quality of Management ("TQM"). This program's goals include: 1) improving customer satisfaction through top quality and on-time deliveries, 2) lowering production costs, and 3) optimizing inventories. In fiscal 2003, we saved $2.9 million through the CORE program, bringing total CORE savings on an annualized basis of $20.6 million over the last five years.

Intellectual Property

      We hold patents in the United States and abroad on some of our machines, processes and disposables. These patents cover certain elements of our systems, including protocols employed in our equipment and certain aspects of our processing chambers and disposables. We consider our patents to be important but not indispensable to our business. To maintain our competitive position, we rely to a greater degree on the technical expertise and know-how of our personnel than on our patents. We pursue an active and formal program of invention disclosure and patent application in both the United States and abroad. We own various trademarks that have been registered in the United States and certain other countries.

      Our policy is to file patent and trademark applications in the U.S. and foreign countries where rights are available and we believe it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. We cannot assure that pending patent and trademark applications will result in issued patents and trademarks, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that our patents will not be found to be invalid.

Competition

      The markets for our products are developing and are highly competitive. Although we compete directly with others, no one company competes with us across the full line of products. We created the markets and have established a record of innovation and market leadership in each of the areas in which we compete. In order to remain competitive, we must continue to develop and acquire cost-effective new products, technologies and services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors, including factors within our control (reputation; regulatory approvals; patents; unpatented proprietary know-how in several technological areas; product quality, safety and cost effectiveness; and continual and rigorous documentation of clinical performance) as well as factors outside of our control (regulatory standards, medical standards and the practice of medicine).

      Competition in the surgical blood salvage market for high blood loss blood collection, where the underlying technology among major competitors is similar, is based upon reliability, ease of use, service, support, and price. We compete principally with Medtronic, Fresenius, and Sorin Biomedica. There are no direct competitors for the OrthoPAT(R), which is used in integrated intra- and post-operative low blood loss surgical blood salvage.

      In the automated plasma collection markets, we compete with Baxter International, Inc. on the basis of quality, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. To a much lesser degree, our automated systems also compete with manual collection systems, which are less expensive, but are also slower, less efficient, and clinically riskier. Baxter has pursued a strategy of developing plasma collection sites and acquiring collection centers, which has had the effect of altering the competitive landscape. There can be no assurance that Baxter will not continue to acquire plasma collection centers, some of which may currently use our collection technology.

      In the automated platelet collection markets, competition is based on continual performance improvement, as measured by the time and efficiency of component collection and the quality of the components collected. Our major competitors in this market are Gambro BCT and Baxter International, Inc. Each of these companies has taken a different technological approach from Haemonetics in how their systems are designed for the automated platelet collection market. In the platelet collection market, we also compete with whole blood collections from which pooled platelets are derived. Single donor (automated collection) platelets constitute approximately 60% of the platelet transfusion market; the remainder are pooled.

      We created the market for automated red cell collection. We compete with traditional (manual) methods of deriving red cells by collecting and separating whole blood on the basis of total cost, process control, product quality, and inventory management. Additionally, we compete with Gambro BCT and Baxter International, Inc. in certain automated red cell collection protocols. Less than 1% of red cells worldwide are collected via automation; the remainder are derived from whole blood collections.

      In the cell processing market, competition is based on semi-automated, labor-intensive, open systems, which are weaker in GMP compliance. Gambro BCT is the only competitor that offers an open system cell processor; blood processed through this system has a 24 hour shelf life. Our closed system cell processor gives blood processed through it a 14 day shelf life and has no competition.

      Our technical staff is highly skilled, but many competitors have substantially greater financial resources and larger technical staffs at their disposal. There can be no assurance that such competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with ours.

Seasonality

      Net revenues have historically been higher in the second half of our fiscal year, reflecting principally the seasonal buying patterns of our customers. This has proven true in four of our last five fiscal years with the exception of fiscal 2003 where the second half of our fiscal year had slightly lower revenues due principally to market conditions in plasma.

Government Regulation

      The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research ("CBER") and the Center of Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration ("FDA"), and other non-United States regulatory bodies.

      All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) premarket notification clearance or an approved Premarket Approval Application ("PMA"). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by FDA to be medical devices, subject to 510(k) premarket notification. Intravenous ("IV") solutions marketed by us for use with our automated systems (blood anticoagulants and solutions for storage of red blood cells) require us to obtain from CBER an approved New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA"). A 510(k) premarket clearance indicates FDA's agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. The process of obtaining a

510(k) clearance may take up to 24 months and involves the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) approvals both because the FDA review process is more complicated and because we do not have significant experience and expertise in submitting NDAs.

      We maintain customer complaint files, record all lot numbers of disposable products, and conduct periodic audits to assure compliance with FDA regulations. We place special emphasis on customer training and advise all customers that blood processing procedures should be undertaken only by qualified personnel.

      We are also subject to regulation in the countries outside the United States in which we market our products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be qualified by those countries before they can be marketed in those countries. We have complied with these regulations and have obtained such qualifications.

      Federal, state and foreign regulations regarding the manufacture and sale of products such as ours are subject to change. We cannot predict what impact, if any, such changes might have on our business.

Environmental Matters

      We do not anticipate that compliance with federal, state, and local environmental protection laws presently in effect will have a material adverse impact upon our business or will require any material capital expenditures. However, environmental laws, including those that regulate raw materials for medical grade plastics, are subject to change. We cannot predict what impact, if any, such changes might have on our business.

Employees

      As of March 29, 2003, we employed 1,497 persons assigned to the following functional areas: manufacturing, 753; sales and marketing, 223; general and administrative, 191; research and development, 131; and quality control and field service, 199. We consider our employee relations to be satisfactory.

Availability of Reports and Other Information

      Our web site is www.Haemonetics.com. On this web site the public can access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

      The financial information required by this item is included herein in note 10 of the financial statements, entitled Segment, Geographic and Customer Information. For information concerning significant customers, see subheading of note 2 of the financial statements, entitled, Concentration of Credit Risk and Significant Customers.

Cautionary Statement

      Statements contained in this report, as well as oral statements we make which are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed," and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 2. PROPERTIES

      Our main facility is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 68,000 square feet for administrative and research and development activities and 7,000 square feet available for expansion. See Note 4 to the financial statements for details of our mortgage on the Braintree facility.

      We lease a 81,850 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations. Annual lease expense is $311,330 for this facility.

      In April 1994, we purchased a facility in Bothwell, Scotland. The facility manufactures disposable components for European customers. The facility and related property were acquired at a cost of approximately $1,600,000. The facility is approximately 22,200 square feet. Manufacturing operations began in August 1994.

      In August 1995, we purchased a facility in Union, South Carolina. This facility is used for the manufacture of sterile solutions to support our blood bank (component therapy) and plasma businesses. The facility and land were acquired for a cost of $2,423,000. The facility is approximately 69,300 square feet.

      In August 1997, we began leasing a 48,000 square foot facility in Avon, Massachusetts. This facility is used for warehousing and distribution of products. Annual lease expense for this facility is $269,572.

      Effective January 2002, we acquired Fifth Dimension Information Systems Inc. and as part of the acquisition the Company assumed lease payments of $112,203 annually for 10,270 square feet of office space in Edmonton, Alberta, Canada.

      We also lease sales, service, and distribution facilities in Japan, Europe (Austria, Belgium, Czech Republic, France, Germany, Italy, Sweden, Switzerland, the Netherlands, United Kingdom) China, Hong Kong and Taiwan to support our international business.

ITEM 3. LEGAL PROCEEDINGS

      We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.

      Our products are relied upon by medical personnel in connection with the treatment of patients and the collection of blood from donors. In the event that patients or donors sustain injury or death in connection with their condition or treatment, we, along with others, may be sued, and whether or not we are ultimately determined to be liable, we may incur significant legal expenses. In addition, such litigation could damage our reputation and, therefore, impair our ability to market our products or to obtain professional or product liability insurance or cause the premiums for such insurances to increase. We carry product liability coverage. While we believe that the aggregate current coverage is sufficient, there can be no assurance that such coverage will be adequate to cover liabilities which may be incurred. Moreover, we may in the future be unable to obtain product and professional liability coverages in amounts and on terms that we find acceptable, if at all.

      In order to aggressively protect our intellectual property throughout the world, we have a program of patent disclosures and filings in markets where we conduct significant business. While we believe this program is reasonable and adequate, the risk of loss is inherent in litigation as different legal systems offer different levels of protection to intellectual property, and it is still possible that even patented technologies may not be protected absolutely from infringement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

      The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors.

      ROBERT EBBELING joined our Company in 1987 as Manager of Injection Molding and in December 1987 he became Manager, Molding and Lapping. In April 1988, Mr. Ebbeling was promoted to Manager, Bowls, Molding, and Lapping. In April 1989, he became Director, Disposables Manufacturing. In January 1994, Mr. Ebbeling was promoted to Vice President, US Disposables Manufacturing. In April 1995, he was named Vice President, Disposables Manufacturing. In August 1996, Mr. Ebbeling was promoted to Senior Vice President, Manufacturing; and, in February 2003, he was promoted to Executive Vice President, Manufacturing. Prior to joining our Company, Mr. Ebbeling was Vice President, Manufacturing, for Data Packaging Corporation, Somerset, Massachusetts.

      THOMAS D. HEADLEY joined our Company in September 2000 as Executive Vice President, Corporate R&D. Since December 2002, he has served as Executive Vice President, Business Unit Groups and Corporate R&D. Prior to joining our Company, Mr. Headley worked for Transfusion Technologies Corporation, which he founded with two other executives in 1994. While with Transfusion Technologies, Mr. Headley served as President and CEO from 1994 through 1999 and as Chairman of the Board from 1999 to 2000, the year the Company acquired Transfusion Technologies. In addition, Mr. Headley worked at our Company from 1975 until 1992. During that period, he held various positions including Director of R&D and QA, General Manager - Japan and Far East, and Director of the US Commercial Plasma Business.

      ALICIA R. LOPEZ joined our Company in April 1988 as General Counsel and Director of Human Resources. Since April 1990, Ms. Lopez has served as Clerk to the Board of Directors. In November 1994, she was promoted to Corporate Vice President; and, in January 2000, Ms. Lopez was promoted to Senior Vice President. From 1995 to 2000, Ms. Lopez was also responsible for regulatory affairs and from 1997 to present she is also responsible for investor relations. Prior to joining our Company, Ms. Lopez was a litigation associate with the law firm of Sullivan & Worcester.

      BRAD NUTTER joined our Company April 1, 2003 as Board Member, President and Chief Executive Officer. From 2000 to 2001, Mr. Nutter was President and Chief Executive Officer of Gambro Healthcare, a $1.3 billion international dialysis provider business. From 1997 to 2000, Mr. Nutter held the position of Executive Vice President and Chief Operating Officer of Syncor International, a $520 million international provider of radiopharmaceuticals and medical imaging. Mr. Nutter has 25 years of healthcare experience including senior positions for American Hospital Supply and Baxter International.

      JAMES L. PETERSON resigned from the Board of Directors and his position of President and CEO of our Company effective March 28, 2003. He joined our Company in 1980 as Director of European Operations. In 1982, he was promoted to Vice President and in 1988, to Executive Vice President. In 1994, Mr. Peterson was promoted to President, International Operations. In January 1998, Mr. Peterson was elected President and Chief Executive Officer. Prior to joining our Company, he was employed by Hewlett-Packard Company in various management positions. Mr. Peterson was a member of our Board of Directors from 1985 until his resignation.

      RONALD J. RYAN joined our Company in 1998 as Senior Vice President and Chief Financial Officer. Prior to joining our Company Mr. Ryan was employed by Converse Inc., North Reading, Massachusetts, where his most recent position was Senior Vice President of Operations. Previously, Mr. Ryan was Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to Converse Inc., Mr. Ryan was employed with Bristol-Myers Squibb as Vice President of Finance and Business Planning for the Europe, Middle East and Africa Division. Prior to Bristol-Myers Squibb, Mr. Ryan was Vice President of Planning and Control International at American Can Company.

      TIMOTHY R. SURGENOR resigned from our Company in December 2002. He joined our Company in January 2000 as Executive Vice President. He was responsible for business development, global business unit product development and marketing, quality assurance, and clinical and regulatory affairs. Prior to joining our Company, Mr. Surgenor was President of Genzyme Tissue Repair, a publicly traded cell therapy division of Genzyme Corporation, Cambridge, Massachusetts, from 1995 until 1999. Prior to Genzyme, Mr. Surgenor was Executive Vice President and Chief Financial Officer of BioSurface Technology, Inc. and held various positions in operations at Integrated Genetics, Inc.

      STEPHEN C. SWENSON joined our Company in December 2000, as Executive Vice President responsible for the worldwide field organization, encompassing the sales and marketing teams for the United States, Europe, and Asia. Prior to joining our Company, Mr. Swenson was President and CEO of Illuminis Corporation, a healthcare company that focused on internet communications for diagnostic medical images. Prior to this, he spent twenty years with the Hewlett-Packard Medical Group. His most recent responsibilities were Worldwide Marketing Manager and General Manager, North American Field Operations.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange under symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

                                            First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                            ---------------------------------------------------------------

Fiscal year ended March 29, 2003:
Market price of Common Stock
  High                                          $34.80          $29.20          $25.75          $23.08
  Low                                           $28.10          $22.51          $18.02          $19.45

Fiscal year ended March 30, 2002:
Market price of Common Stock
  High                                          $34.30          $37.50          $41.87          $34.08
  Low                                           $28.40          $28.80          $32.22          $26.43

      There were approximately 535 holders of record of the Company's common stock as of May 15, 2003. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                  Haemonetics Corporation and Subsidiaries
                              Five-Year Review
               (in thousands, except share and employee data)

Summary of Operations                     2003           2002             2001             2000             1999
------------------------------------------------------------------------------------------------------------------

Net revenues                             $336,956      $319,969         $293,860         $280,612         $284,513(a)
Cost of goods sold                        182,260       165,135          151,447          149,155          150,866
                                         -------------------------------------------------------------------------
Gross profit                              154,696       154,834          142,413          131,457          133,647
                                         -------------------------------------------------------------------------

Operating expenses:
  Research and development                 19,512        19,512           19,039           14,943           15,153
  Selling, general and administrative      97,705        88,874           86,734           82,895           86,879
  Acquired research and development             -        10,000           18,606(b)         2,871(b)             -
  Other unusual charges                         -             -            4,614(b)        10,305(b)             -
                                         -------------------------------------------------------------------------
Total operating expenses                  117,217       118,386          128,993          111,014          102,032
                                         -------------------------------------------------------------------------

Operating income                           37,479        36,448           13,420           20,443           31,615
Other income (expense), net                 1,128         2,057            3,906            3,254              969
                                         -------------------------------------------------------------------------

Income from continuing operations
 before provision for income taxes         38,607        38,505           17,326           23,697           32,584
Provision for income taxes                 10,228        10,782           10,090            8,471           11,405
                                         -------------------------------------------------------------------------

Income from continuing operations
 before cumulative effect of a change
 in accounting principle                   28,379        27,723            7,236           15,226           21,179
                                         -------------------------------------------------------------------------
Income(loss) from discontinued
 operations                                     -             -                -              144             (102)
Cumulative effect of a change in
 accounting principle                           -         2,304(c)             -                -                -
                                         -------------------------------------------------------------------------
Net income(loss)                         $ 28,379      $ 30,027         $  7,236         $ 15,370         $ 21,077
                                         =========================================================================

Income(loss) per share:
  Basic                                  $   1.15      $   1.15         $   0.29         $   0.59         $   0.79
  Diluted                                $   1.13      $   1.11         $   0.28         $   0.58         $   0.78
Weighted average number of shares          24,591        26,214           25,299           26,087           26,744
Common stock equivalents                      457           941              706              414              142
                                         -------------------------------------------------------------------------
Weighted average number of common
 and common equivalent shares              25,048        27,155           26,005           26,501           26,886
                                         =========================================================================

Financial and Statistical Data:            2003          2002             2001             2000             1999
------------------------------------------------------------------------------------------------------------------

Working capital                          $122,880      $148,737         $139,717         $121,443         $162,188
                                         -------------------------------------------------------------------------

Current ratio                                 2.2           2.8              2.8              2.4              3.3
Property, plant and equipment, net       $ 83,988      $ 84,877         $ 83,251         $ 81,608         $ 83,016
                                         -------------------------------------------------------------------------

Capital expenditures                     $ 13,535      $ 21,602         $ 16,146         $ 17,346         $ 22,466

Depreciation and amortization            $ 28,431      $ 25,616         $ 24,499         $ 24,906         $ 24,573
                                         -------------------------------------------------------------------------

Total assets                             $359,208      $364,921         $345,314         $334,760         $344,675
Total debt                               $ 70,617      $ 72,143         $ 69,719         $ 74,202         $ 59,171
                                         -------------------------------------------------------------------------

Stockholders' equity                     $223,237      $236,824         $215,516         $202,815         $221,861
Return on average equity                     12.3%         13.3%             3.5%             7.2%            10.1%
Debt as a % of stockholders' equity          31.6%         30.5%            32.3%            36.6%            26.7%
                                         -------------------------------------------------------------------------

Employees from continuing operations        1,497         1,498            1,357            1,328            1,329
Net revenues per employee
 from continuing operations              $    225      $    214         $    217         $    211         $    214
                                         -------------------------------------------------------------------------

                        (footnotes on following page)




(a) Revenues for 2000 and 1999 shown were restated to include additional shipping and handling revenue billed to customers in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) which the Company adopted in the fourth quarter of fiscal 2001. Prior to the Company's adoption of EITF 00-10, amounts billed to customers for shipping and handling were netted against the related costs in cost of goods sold or S,G&A (see Note 2 to the consolidated financial statements for further discussion).
(b) In September of fiscal 2001, the Company acquired Transfusion Technologies Corporation. As part of the acquisition the Company recognized $18.6 million in in-process research and development costs and $4.6 million in other unusual charges. Fiscal year 2000 was adjusted to include a $2.9 million charge for in-process research and development and $0.7 million for other unusual charges related to the acquisition of Transfusion Technologies Corporation (see Note 11 to the consolidated financial statements for further discussion). Also reflected in Other unusual charges was a write down of a sales-type lease with the Chinese government for $9.5 million (see Note 12 to the consolidated financial statements for further discussion).
(c) Effective April 1, 2001, the Company adopted SFAS 133, as amended, which resulted in the recognition of $2.3 million as a cumulative effect of a change in accounting principle, net of tax. This amount is the change in the fair value of forward contracts related to forward points, which the Company excludes from its assessment of hedge effectiveness (see Note 2 to the consolidated financial statements for further discussion).

                             --------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The table outlines the components of the consolidated statements of operations as a percentage of net revenues:

                                                         Percentage of Net Revenues          Percentage
                                                     ---------------------------------   Increase (Decrease)
                                                     March 29,   March 30,   March 31,   -------------------
Years Ended                                            2003        2002        2001      2003/02     2002/01
------------------------------------------------------------------------------------------------------------

Net revenues                                          100.0%      100.0%      100.0%        5.3%        8.9%
Cost of goods sold                                     54.1        51.6        51.5        10.4         9.0
-----------------------------------------------------------------------------------------------------------
Gross profit                                           45.9        48.4        48.5        (0.1)        8.7
-----------------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development                              5.8         6.1         6.5           -         2.5
  Selling, general and administrative                  29.0        27.8        29.5         9.9         2.5
  Acquired research and development                       -         3.1         6.3      (100.0)      (46.3)
  Other unusual charges                                   -           -         1.6           -      (100.0)
-----------------------------------------------------------------------------------------------------------
      Total operating expenses                         34.8        37.0        43.9        (1.0)       (8.2)
-----------------------------------------------------------------------------------------------------------
Operating income                                       11.1        11.4         4.6         2.8      >100.0
Interest expense                                       (1.0)       (1.2)       (1.3)      (10.6)        4.8
Interest income                                         0.6         1.2         1.6       (43.3)      (15.2)
Other income, net                                       0.7         0.6         1.0        16.9       (32.1)
-----------------------------------------------------------------------------------------------------------
Income from operations before
 provision for income taxes                            11.4        12.0         5.9         0.3      >100.0
Provision for income taxes                              3.0         3.3         3.4        (5.1)        6.9
-----------------------------------------------------------------------------------------------------------
Income from operations before cumulative
 effect of a change in accounting principle             8.4         8.7         2.5         2.4      >100.0
-----------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting
 principle, net of tax                                    -         0.7           -      (100.0)      100.0
-----------------------------------------------------------------------------------------------------------
Net income                                              8.4%        9.4%        2.5%       (5.5)%    >100.0%
===========================================================================================================

2003 COMPARED TO 2002

Net Revenue Summary

By location

                                                            % Increase/
                                  2003        2002 (a)      (Decrease)
                                ---------------------------------------

United States                   $127,241      $121,558          4.7%

International                    209,715       198,411          5.7
                                ---------------------------------------

Net revenues                    $336,956      $319,969          5.3%

By product type

                                                            % Increase/
                                  2003        2002 (a)      (Decrease)
                                ---------------------------------------

Disposables                     $298,220      $290,824          2.5%
Misc. & service                   18,355        12,105         51.6
Equipment                         20,381        17,040         19.6
                                ---------------------------------------

Net revenues                    $336,956      $319,969          5.3%

Disposable revenue by product line

                                                            % Increase/
                                  2003          2002        (Decrease)
                                ---------------------------------------

Surgical                        $ 68,321      $ 67,010          2.0%
Blood bank                        99,921       102,961         (3.0)
Red Cells                         15,542        10,675         45.6
Plasma                           114,436       110,178          3.9
                                ---------------------------------------

Total disposables revenue       $298,220      $290,824          2.5%

(a) We made certain reclassifications to the 2002 disposables and Misc. & service revenue amounts to conform to 2003 presentation.

2003 Compared to 2002

Net Revenues

      Net revenues in fiscal 2003 increased $17.0 million to $337.0 million from $320.0 million in fiscal 2002. The increase was a result of volume increases from both disposable and software sales. Foreign currency contributed to a small decrease in sales. We recorded $4.5 million of losses on our plan hedges in the current year compared to $8.1 million of gains recorded on our plan hedges in fiscal 2002. These losses were largely offset by the increase in reported revenues due to the relative strength of the Euro and the Japanese yen. See the discussion below entitled, Foreign Exchange, for a complete discussion of how foreign exchange impacts our business. International sales accounted for 62.0% of net sales for both fiscal years 2003 and 2002.

Disposable Sales

      Disposable sales increased 2.5% or $7.4 million. By product line, disposable sales increased in worldwide Red Cell (up 45.6%), worldwide Plasma sales (up 3.9%), worldwide Surgical (up 2.0%), partly offset by decreases in worldwide Bloodbank (down 3.0%).

      Red Cell - Worldwide Red Cell sales grew due to volume increases in the U.S. as customers (new and existing) reacted to red cell shortages by introducing automation into their collection operations as a means to increase the number of units of blood collected from a declining number of eligible donors. The decline in the red cell supply in the U.S. relates primarily to blood shortages and recently adopted donor deferral regulations mandated by the U.S. Food and Drug Administration.

      Plasma - The growth in worldwide Plasma disposable sales is attributed to volume increases of products sold in Japan, Asia and Europe partially offset by volume decreases in the U.S. market, which represents over one-half of our plasma business. Acquisition of smaller plasma collection centers by large plasma manufacturing companies, including Baxter International (Baxter), has altered the competitive landscape. The U.S. volume decrease is due to declining sales to one customer as a result of industry consolidation. In addition, Baxter announced that they would acquire, subject to regulatory approval, the plasma collection operations of Alpha Therapeutic Corporation (Alpha) during the first half of calendar 2003. In fiscal 2003, sales of plasma disposables, including bowls, collection bottles and solutions, to Alpha were approximately $19.5 million. Alpha has several exclusive purchasing contracts with us which begin to lapse in January 2005 through 2009. We are unable to estimate the impact upon future operating results because we are uncertain about whether or when the sale will be consummated, and about Baxter's plans for the collection centers, if purchased.

      Surgical - Worldwide Surgical disposable sales, including both our traditional cardiovascular cell salvage business and our new OrthoPAT(R) business, grew modestly. We continue to implement a quality enhancement program for the OrthoPAT(R), therefore we slowed down the manufacture and sale of OrthoPAT(R) products to our distributor. We anticipate sales of our OrthoPAT(R) product will accelerate in fiscal 2004 to reflect the higher sales growth rates experienced by our distributor. Our cardiovascular cell salvage business is stable, although we experienced a modest reduction in volume in 2003.

      Bloodbank - Worldwide Bloodbank disposable sales decreased as compared to 2002 due to volume decreases in both the U.S. and European platelet markets and volume decreases of our Automated Cell Processing ("ACP") (R) 215 system. The effects of these decreases were somewhat mitigated by volume growth in our Asia platelet business. The newest platelet collection technologies use a single disposable to collect multiple platelet units thereby reducing the number of disposables needed. Prior year sales related to our ACP(R)215 system disposables were high due to the demand resulting from the events of September 11, 2001. As the majority of our Bloodbank disposable sales are in our international markets, currency negatively impacted our Bloodbank results to a greater extent than the other product lines.

Miscellaneous and Service Sales

      Miscellaneous and service sales includes revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and revenue from our software division, Fifth Dimension, acquired on January 1, 2002.

      Miscellaneous and service sales increased 51.6% or $6.3 million year over year primarily as a result of a $3.9 million increase from Fifth Dimension software products.

Equipment Sales

      Equipment sales increased 19.6% or $3.3 million year over year due primarily to an increase in the volume of machines sold. We increased equipment sales in our Japanese plasma and platelet markets and in the European plasma market. Most of our equipment sales occur in markets outside the U.S. As in the U.S. we generally place equipment with a customer in exchange for an agreement to purchase disposables or to pay a rental fee. Due to the variable nature of equipment sales, we give no assurance as to whether or not this level of equipment sales will continue in the foreseeable future.

Gross profit

      Gross profit of $154.7 million for fiscal 2003 decreased $0.1 million from $154.8 million for fiscal 2002. As a percentage of sales, gross profit decreased 2.5% in fiscal 2003 to 45.9%. The $0.1 million decrease in gross profit was a result of the negative effects of foreign currency, which were partially offset by the additional contribution from the increase in sales and from cost reductions generated by the Customer Oriented Redesign for Excellence ("CORE") program. The negative effect of foreign currency was primarily the result of $4.5 million in losses recorded on our plan hedges in fiscal 2003 compared with $8.1 million in gains recorded on our plan hedges in fiscal 2002. These losses were only partially offset by an increase in reported gross profit due to the relative strength of the Euro and the Japanese yen.

      In fiscal 2003, the CORE program generated a $2.9 million improvement in our gross profit by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *   Research and Development

      We spent $19.5 million on research and development for both fiscal 2003 and 2002. Small decreases in spending were offset by increases in expenses reported due to the relative strength of the Euro and the Japanese yen.

      *   Selling, general and administrative

      Selling, general and administrative expenses increased $8.8 million in fiscal 2003 from $88.9 million in fiscal 2002. The increase in spending is related to increases in selling, marketing, and field support expenses to support the higher volumes of sales, a full fiscal year of expenses from Fifth Dimension, which we acquired in Q4 of fiscal 2002, and increases in expenses reported due to the relative strength of the Euro and the Japanese yen.

      *   Acquired research and development

      In the third quarter of fiscal 2002, we paid Baxter $10.0 million for the right to integrate the new pathogen reduction technology which Baxter was developing into our platelet collection devices after the technology receives regulatory approval. In the fourth quarter of this fiscal year we made an additional $3.8 million milestone payment to Baxter as they acquired their initial regulatory approvals in the European market. Because this technology has achieved commercial viability, this payment was capitalized as developed technology, and will be amortized over its useful life.

Operating Income

      Operating income for fiscal 2003 increased $1.0 million from fiscal 2002 but decreased to 11.1% of sales in fiscal 2003 from 11.4% in fiscal 2002. The $1.0 million increase in operating income was a result of 1) the reduction in acquired research and development, 2) revenue driven gross profit improvements, and 3) cost reductions generated by the CORE program, and was almost fully offset by 1) increased selling, general and administrative spending and 2) most significantly the negative effect of foreign currency. The negative effect of foreign currency was primarily the result of $4.5 million in losses recorded on our plan hedges in fiscal 2003 compared with $8.1 million in gains recorded on our plan hedges in fiscal 2002.

Foreign Exchange

      Approximately 62% of our sales are generated outside the U.S., yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency, primarily the Euro and the Japanese Yen. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

      It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales. We refer to these contracts as our plan hedges. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

      We compute a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates from the hedge spot rates of the corresponding period in the prior year. The relative value of currencies in the index is weighted by sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997. The composite rate is presented in the period corresponding to the maturity of the underlying forward contracts.

      The favorable or (unfavorable) changes are in comparison to the same period of the prior year. A favorable change is presented when we will obtain relatively more U.S. dollars for each of the underlying foreign currencies than we did in the prior period. An unfavorable change is presented when we obtain relatively fewer U.S. dollars for each of the underlying foreign currencies than we did in the prior period. These indexed hedge rates impact sales, and as a result also gross profit, operating income and net income, in our financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

                             Composite Index        Favorable/(Unfavorable)
                             Hedge Spot Rates      Change versus Prior Year
                             ----------------------------------------------

      FY2001            Q1         1.04                      5.4%
                        Q2         1.00                      8.2%
                        Q3         0.92                     12.9%
                        Q4         0.97                     10.2%
                             ----------------------------------------------
      2001     Total               0.98                      9.1%

      FY2002            Q1         0.99                      5.2%
                        Q2         0.97                      3.3%
                        Q3         1.01                     (8.6%)
                        Q4         1.05                     (7.5%)
                             ----------------------------------------------
      2002     Total               1.00                     (2.0%)

      FY2003            Q1         1.09                     (8.9%)
                        Q2         1.08                    (10.3%)
                        Q3         1.10                     (8.1%)
                        Q4         1.17                    (11.0%)
                             ----------------------------------------------
      2003     Total               1.11                     (9.5%)

      FY2004            Q1         1.13                     (3.6%)
                        Q2         1.05                      3.6%
                        Q3         1.06                      3.2%
                        Q4         1.01                     15.9%
                             ----------------------------------------------
      2004     Total               1.06                      4.9%

      FY2005            Q1         0.97                     15.7%
                             ----------------------------------------------

Other income (expense), net

      Interest expense for fiscal 2003 was relatively flat compared to fiscal 2002. Nearly all of our long-term debt is at fixed rates. Interest income decreased $1.7 million from 2002 to 2003, due primarily to lower average balances of cash invested and lower investment yields. Other income, net increased $0.3 million from fiscal 2002 to fiscal 2003 due to foreign exchange transaction gains in fiscal 2003 as compared to transaction losses in fiscal 2002 and income recorded to reflect an anticipated payment for a customer contract termination. These increases in other income were offset in large part by decreases in income earned from points on forward contracts in fiscal 2003 as compared to fiscal 2002. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

      The provision for income tax as a percentage of pretax income was 26.5% for 2003, down from 28.0% in 2002. The decrease in fiscal 2003 effective tax rate and tax expense results from an anticipated income tax refund. The Q4 fiscal 2003 effective tax rate was 36.0%, which is also anticipated to be our fiscal year 2004 effective tax rate.

2002 COMPARED TO 2001

Net Revenue Summary

By location

                                                            % Increase/
                                2002 (a)      2001 (a)      (Decrease)
                                ---------------------------------------

United States                   $121,558      $ 96,555         25.9%

International                    198,411       197,305          0.6
                                ---------------------------------------

Net revenues                    $319,969      $293,860          8.9%

By product type

                                                            % Increase/
                                  2002          2001        (Decrease)
                                ---------------------------------------

Disposables                     $290,824      $267,183          8.8%
Misc. & service                   12,105        12,825         (5.6)
Equipment                         17,040        13,852         23.0
                                ---------------------------------------

Net revenues                    $319,969      $293,860          8.9%

Disposable revenue by product line

                                                            % Increase/
                                  2002          2001        (Decrease)
                                ---------------------------------------

Surgical                        $ 67,010      $ 62,721          6.8%
Blood bank                       102,961       106,256         (3.1)
Red Cells                         10,675         8,029         33.0
Plasma                           110,178        90,174         22.2
                                ---------------------------------------

Total disposables revenue       $290,824      $267,183          8.8%

(a) We made reclassifications to both the 2002 and 2001 product type and product line information to conform to 2003 reporting classifications.

2002 Compared to 2001

Net Revenues

      Net revenues in 2002 increased $26.1 million to $320.0 from $293.9 in 2001. The increase was a result of volume increases from both disposable and software sales offset by the significant negative effects of foreign currency. The relative strength of the U.S. dollar compared to the Japanese yen and to a much lesser extent the Euro in fiscal 2002 had a negative impact on reported revenues, this was offset by $3.2 million in additional gains from our plan hedges. International sales accounted for 62.0% and 67.1% of net sales for fiscal 2002 and 2001, respectively.

Disposable Sales

      Disposable sales increased 8.8% year over year. This increase resulted from growth in worldwide Surgical (up 6.8%), worldwide Red Cell (up 33.0%), and worldwide Plasma (up 22.2%) offset by a decrease in worldwide Bloodbank (down 3.1%.).

      Surgical - The growth in worldwide Surgical disposable sales was mainly attributed to volume increases of existing products in the European markets and the success of our recently launched OrthoPAT(R) products in the U.S. orthopedic market.

      Red Cell - The growth in worldwide Red Cell sales was attributed to volume increases in the U.S. and European markets. The growth of Red Cells was unfavorably impacted in the aftermath of September 11, 2001 as customers temporarily slowed or suspended conversion to automation, and by the delay announced in January 2002 in the further rollout of the double Red Cell technology by the American Red Cross ("ARC"). Subsequently, the ARC received approval from the Food and Drug Administration on its software information system changes and standard operating procedure upgrades necessary to expand its red cell program beyond the pilot sites using our technology. The ARC's decision to continue expansion of its red cell program was announced in December of 2002.

      Plasma - The growth in worldwide Plasma disposable sales was attributed to volume increases of products sold in the U.S. due to increased plasma collections in fiscal 2002. Approximately 36% of our volume growth in the U.S. was due to sales of bottles as we purchased a container business in the fourth quarter of last year and from the sales of Haemonetics brand anticoagulant solution introduced to our Plasma product line in fiscal 2001.

      Bloodbank - Worldwide Bloodbank disposable sales grew slightly in fiscal 2002 as compared to fiscal 2001, however the negative effects of currency more than offset this growth. The growth in worldwide Bloodbank disposable sales resulted from volume increases in platelet disposable sales in Japan and Asia and from volume increases in the U.S. market resulting from the rollout of the ACP(R)215 automated cell processing system.

Miscellaneous and Service Sales

      Miscellaneous and service sales include revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and, effective the fourth quarter of 2002, revenue from our software division, Fifth Dimension.

      Miscellaneous and service sales decreased 5.6% or $0.7 million as a result of negative effects of currency partly offset by $1.1 million of increases from Fifth Dimension software products.

Equipment Sales

      Equipment sales increased 23.0% or $3.2 million year over year due to volume increases. The volume increase was primarily because of sales of our ACPr215 systems due to demand resulting from the events of September 11, 2001. Most of our equipment sales occur in markets outside the U.S. In the U.S. we generally place equipment with a customer in exchange for an agreement to purchase disposables or to pay a rental fee. Due to the variable nature of equipment sales, we give no assurance as to whether or not this level of equipment sales will continue in the foreseeable future.

Gross profit

      Gross profit of $154.8 million in fiscal 2002 increased $12.4 million from $142.4 million in fiscal 2001. The increase from fiscal 2001 was a result of increased contribution from higher sales, efficiency gains due to higher manufacturing volumes and cost reductions partly offset by significant negative effects from foreign currency. The relative strength of the US dollar compared to the Japanese yen and the Euro in fiscal 2002 had a negative impact on gross profit. This was somewhat offset by $3.7 million in additional gains from our plan hedges.

      In 1998, we initiated the Customer Oriented Redesign for Excellence ("CORE") Program CORE Program to increase operational effectiveness and improve all aspects of customer service. The CORE Program is based on Total Quality of Management, ("TQM") principals, and the program aims to increase the efficiency and the quality of processes and products, and to improve the quality of management at Haemonetics. For fiscal 2002, the CORE program generated $3.8 million improvement in our gross profit by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *   Research and development

      We spent $19.5 million, 6.1% of net revenues, on research and development in 2002 and $19.0 million, 6.5% of net revenues, in 2001.

      *   Selling, general and administrative

      Selling, general and administrative expenses increased $2.2 million from $86.7 million in fiscal 2001 to $88.9 million in fiscal 2002. The increase was due to higher sales and increased spending behind new product sales and marketing activities partly offset by reductions in the amount of reported expenses due to the relative strength of the U.S. dollar.

Acquired Research and Development

      Pathogen Reduction Technology

      In the third quarter of fiscal 2002, we paid $10.0 million to Baxter for the right to integrate a new pathogen reduction technology into our platelet collection devices. Initial European regulatory clearance was received in fiscal 2003 and clearances in other geographies are anticipated over the next few years.

      Transfusion Technologies In Process Research and Development (IPR&D)

      Upon consummation of the acquisition of Transfusion Technologies Corporation ("Transfusion") in the second quarter of fiscal 2001, we incurred costs representing the value of the research and development projects. Included in the purchase price allocation for the acquisition of Transfusion was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $2.9 million of which is reflected in the restatement of fiscal year 2000 relative to our original 19.8% investment. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations as acquired research and development (see Note 11 in the audited consolidated financial statements for further discussion of the acquisition and IPR&D charges).

      A brief description of the IPR&D projects related to the acquisition of Transfusion, including their estimated stage of completion and associated discount rates is outlined below.

      Chairside Separator(R). The Chairside Separator(R) is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. Unlike our other red cell collection systems, the Chairside Separator(R) does not return any blood components to the donor during a donation. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, we estimated that the Chairside Separator(R) project was 95% complete and that product sales would commence by the fourth quarter of fiscal 2002. The IPR&D value assigned to the Chairside Separator(R) was $17.6 million. A discount rate of 33% was employed in the analysis.

      We completed the clinical safety study on July 13, 2001 and submitted the 510(k) to the Food and Drug Administration ("FDA") on September 21, 2001. The FDA has not yet approved the Chairside Separator(R) and we have reallocated resources to speed the development of the Red Cell Collector discussed below. We estimate the remaining cost to obtain marketing clearance from the FDA at approximately $100,000.

      Red Cell Collector ("RCC"). The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates a donor's whole blood while separating it into red blood cells and plasma. The plasma and 500 ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, we estimated that the RCC project was 65% complete and that product sales would commence by the second quarter 2003. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33% was employed in the analysis.

      As of March 29, 2003, the estimated percent completion of the RCC project is 85%. Product sales are expected to commence in Europe during fiscal year 2004. Estimates for cost of sales, SG&A expenses and income tax rates relative to the RCC project remain unchanged. The majority of design, software programming, disposable set development, and sourcing requirements are complete. In addition, clinical trials will be conducted prior to submission of a 510(k) to the FDA. The estimated cost to be incurred to develop the purchased in-process RCC technology into a commercially viable product is $1.5 million in fiscal 2004.

Other Unusual Charges

      Unusual charges expensed as a result of the acquisition of Transfusion amounted to $4.6 million and included $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to employees laid off due to overlaps created by the merger; a $0.5 million write-off of an investment in fluid warming technology which Haemonetics decided not to pursue in lieu of the technologies acquired in the merger; and the adjustment required to modify our investment of 19.8% of Transfusion in November of fiscal 2000 from the cost method to the equity method of accounting as required by generally accepted accounting principles. To affect this change, the historic cost of the 19.8% investment made by Haemonetics was written down by its 19.8% share of the monthly losses incurred by Transfusion from November 1999. The charge to the statement of operations related to this adjustment was $1.3 million for the year ended March 31, 2001.

Operating Income

      Operating income for 2002 increased $23.0 million to 11.4% as a percentage of net revenues from 4.6% in fiscal 2001. The $23.0 million increase in operating income resulted largely from improvements in gross profit and $13.3 million in decreased acquired research and development and unusual charges in fiscal 2002 as compared to fiscal 2001. These operating income increases were offset by increases in fiscal 2002 in both research and development and selling, general and administrative expenses and significant negative effects from foreign currency.

Other income (expense), net

      Interest expense for 2002 was relatively flat as compared to 2001. As nearly 100% of our long-term debt is at fixed rates, we have not benefited from lower interest rates in the marketplace. Interest income decreased $0.7 million from 2001 to 2002, due primarily to the continuing trend of customer preference for, and our policy of moving toward, placing on loan Company-owned equipment versus selling it under long-term sales-type leases. Investment income was relatively flat from 2001 to 2002, as lower interest rates have offset the benefit from higher average cash and available-for-sale investment balances. Including the cumulative effect of accounting change of $3.2 million related to the adoption of SFAS 133, as amended, other income, net increased $2.2 million, due to the reduction of foreign exchange transaction losses and to the reduction of amortization expense as a result of our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2001, which required that we cease amortization of goodwill.

Taxes

      The income tax provision, as a percentage of pretax income, was 28.0% for fiscal 2002, down from 58.2% in fiscal 2001. Excluding the non-deductible charges in connection with the Transfusion Technologies' acquisition, our effective tax rate was 27% in 2001.

      The decrease in tax expense from the federal statutory to our effective tax rate is primarily attributable to the Foreign Sales
Corporation and the Extraterritorial Income Exclusion and differences between U.S. and foreign statutory rates.

Cumulative Effect of Accounting Change, Net of Tax

      In accordance with Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective, April 1, 2001, the beginning of our 2002 fiscal year. As required, these standards were adopted as a change in accounting principle and accordingly, the effect at adoption of $3.2 million was shown net of taxes of $0.9 million as a cumulative effect of a change in accounting principle on the face of the consolidated statements of operations in the year ended March 30, 2002.

Critical Accounting Policies

      Our significant accounting policies are summarized in Note 2 of our financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

      The accounting policies identified as critical are as follows:

Revenue Recognition

      We recognize revenues in accordance with generally accepted accounting principles as outlined in SAB No. 101 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. We believe that our revenue recognition policy is critical because revenue is a very significant component of our results of operations.

      With our acquisition of Fifth Dimension Information Systems, Inc. ("Fifth Dimension") in January 2002, we have recorded software sales in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and in instances where services are essential to the functionality of the software, which represents the majority of Fifth Dimension's software sales, revenue is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

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

Income Taxes

      In preparing our consolidated financial statements, income tax expense is calculated for each of the jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes which are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability, and where their recovery is not likely, a valuation allowance is established and a corresponding additional tax expense is recorded in our statement of operations. In the event that actual results differ from our estimates given changes in assumptions, the provision for income taxes could be materially impacted. As of March 29, 2003, no valuation allowance existed on our books. The total net deferred tax asset as of March 29, 2003 was $20.3 million.

Inventories

      We value our inventory at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. On a quarterly basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on our estimated forecast of product demand and production requirements for the next twenty-four months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued as a result of understating its provision for excess and obsolete inventory, such costs would be required to be recorded in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, as a result of overstating our provision for excess and obsolete inventory, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although every effort is made to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results.

Other Intangibles

      Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. In addition, as described in Notes 2 and 11 of our financial statements, as a result of our acquisitions, values were assigned to intangible assets for patented and unpatented technologies and customer contracts and related relationships. For those assets with finite lives, useful lives were assigned to these intangibles and they will be amortized over their remaining life. If conditions exist that indicate that the carrying value of these assets may not be recoverable, we review these assets for impairment to ensure they are appropriately valued. Such conditions may include a change in the competitive landscape, a decision to employ new or different technology strategies, or a significant change in the prices paid for our products. We estimate the future cash flows expected to result from the use and, if applicable, the eventual disposition of our assets. The key variables that management must estimate include sales volume, prices, inflation, marketing spending, exchange rates and capital spending. For developed technology that has not been deployed we also must estimate the likelihood of pursuing a particular strategy. Significant judgment is involved in making these estimates. Future write-downs may be required if the value of the assets become impaired.

Property, Plant and Equipment

      Property, plant and equipment are depreciated over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets may significantly impact our depreciation expense on a prospective basis.

Liquidity and Capital Resources

      Our primary sources of capital include cash and short-term investments, internally generated cash flows and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures, acquisitions, new business development, share repurchase, and working capital for at least the next twelve months.

      During the fiscal year ended March 29, 2003, we funded our activities primarily with $43.7 million of cash flows generated by operations, $32.6 million of gross proceeds from the sale of available-for-sale securities and $4.0 million in stock option proceeds.

      Working capital at March 29, 2003, was $122.9 million. This reflects a decrease of $25.8 million in working capital from the same period in the prior year largely due to decreases in available-for-sale investments and increases in short-term borrowings and increases in accrued liabilities.

Contractual Obligations and Contingencies

      A summary of our contractual and commercial commitments as of March 29, 2003, were as follows (see Note 4 and Note 6 to the consolidated financial statements):

                                                           Payments Due by Period
                                           -----------------------------------------------------------
                                                       Less than       1-3          4-5         After
Contractual Obligations (in thousands)      Total       1 year        years        years       5 years
                                           -----------------------------------------------------------

Debt                                       $70,617      $39,005      $12,382      $12,555      $6,675
Operating Leases                            19,205        5,107        8,684        4,386       1,028
Other purchase commitments*                  8,690        8,690
                                           ----------------------------------------------------------
Total                                      $98,512      $52,802      $21,066      $16,941      $7,703
                                           ==========================================================

* Includes amounts we are committed to spend on significant purchase orders with contract manufacturers, specifically Nova Biomedical, for the purchase of OrthoPAT(R) machines and JMS Co. LTD, and Kawasumi Laboratories for the manufacture of certain disposable products.

Contingent Commitments

      The acquisition of Fifth Dimension, which occurred on January 1, 2002, involves potential earn-out payments of up to $4.1 million based on Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The first milestone payment, in the amount of $1.0 million was earned and accrued as of the end of our fiscal 2003. This payment was allocated to goodwill. This payment will be made in the first quarter of fiscal 2004.

      The acquisition of the right to integrate a new pathogen reduction technology into our platelet collection devices includes certain incremental milestone payments based on the receipt of regulatory approvals in the U.S., Europe and Japan. The total amount of these potential milestone payments is $14.5 million. In the third quarter of fiscal 2003, Baxter received initial regulatory approval in the European market. In connection with this approval, we made an initial $3.8 million milestone payment to Baxter during the fourth quarter of fiscal 2003. We expect that the remaining European approvals will be obtained during fiscal 2004 and we anticipate making an additional milestone payment of $3.8 million to Baxter at that time. These payments will be recorded as other technology, an intangible asset, and amortized over their useful lives.

Cash Flow Overview

      Cash and short-term investments during the fiscal year ended March 29, 2003, before the effect of exchange rates, increased $14.2 million, which represents an increase in cash flow of $24.5 million compared to the $10.3 million in cash used during the fiscal year ended March 30, 2002. The $24.5 million increase was primarily a result of the cash generated in fiscal 2003 from the available-for-sale investments and from our operating activities. These increases were largely offset by the increase in fiscal 2003 treasury stock repurchases and less cash received in fiscal 2003 from stock option exercises.

Operating Activities

      Cash provided by operating activities was $43.7 million for the fiscal year ended March 29, 2003, as compared to $33.3 million in fiscal 2002. The $10.4 million increase in operating cash flow for 2003 compared to 2002 was due largely to the leveling off of inventory increases, an increase in accrued taxes due to an increase in our effective tax rate in Q4 of fiscal 2003 together with a reduction in tax payments and an increase in accrued expenses partly offset by an increase in accounts receivable. Accrued expenses increased due to the increase in our accruals for other than income tax accounts and obligations associated with the retirement of our past President and CEO. Accounts receivable increased due to the increase in sales and in the days sales outstanding year over year. The increase in days sales outstanding year over year is due largely to the timing of payments.

Investing Activities

      We generated $19.5 million from investing activities in fiscal 2003, which represents an increase of $53.8 million from the $34.3 million in cash utilized in fiscal 2002. The $53.8 million increase in cash was a result of the liquidation of our available for sale investments in fiscal 2003, less cash spent on capital expenditures in fiscal 2003, and the acquisition of Fifth Dimension in fiscal 2002. We liquidated our available for sale investments because of changes in the interest rate environment.

Financing Activities

      Our financing activities used $49.0 million in cash as compared to $9.3 million used in fiscal 2002. This increase in cash utilized is primarily a result of the $50.2 million spent in fiscal 2003 to repurchase our stock, a decrease in the short-term debt borrowings in Japan and a decline in proceeds from stock option exercises.

      In fiscal 2003, we repurchased 1,850,000 shares of our stock at an average price of $27.11 for a total of $50.2 million, of which 1,396,000 million shares were purchased under a 10b5-1 plan adopted in fiscal 2003. Our 10b5-1 plan was terminated at the end of fiscal 2003. The Board's authorization for additional buyback remains in effect with approximately $26.0 million remaining of the original $50.0 million authorized. We keep repurchased shares on hand for our employee benefit and incentive plans and for other corporate purposes.

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

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements we make which are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed," and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

      See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At March 29, 2003, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

   Hedged           (BUY)/SELL        Weighted Spot      Weighted Forward
  Currency        Local Currency      Contract Rate       Contract Rate        Fair Value         Maturity
------------------------------------------------------------------------------------------------------------

Euro                   8,450,000      $0.924              $0.913              $(1,275,044)      Apr-Jun 2003
Euro                   8,400,000      $0.980              $0.966              $  (783,302)      Jul-Sep 2003
Euro                   9,400,000      $1.017              $1.004              $  (499,683)      Oct-Dec 2003
Euro                   7,000,000      $1.083              $1.070              $    85,379       Jan-Feb 2004
Japanese Yen       1,800,000,000       125.5 per US$       122.7 per US$      $  (326,306)      Apr-Jun 2003
Japanese Yen       1,775,000,000       120.7 per US$       118.6 per US$      $   133,127       Jul-Sep 2003
Japanese Yen       1,725,000,000       121.6 per US$       119.8 per US$      $   (58,459)      Oct-Dec 2003
Japanese Yen       1,050,000,000       118.8 per US$       117.1 per US$      $   132,931       Jan-Feb 2004
                                                                              -----------
                                                           Total:             $(2,591,358)
                                                                              -----------

      We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $9.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $10.9 million decrease in the fair value of the forward contracts.

Interest Rate Risk

      All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At March 29, 2003, the fair value of our long-term debt was approximately $3.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $22.9 million, 7.05% fixed rate senior notes and our $8.8 million, 8.41% real estate mortgage.

      At March 30, 2002, the fair value of our long-term debt was approximately $2.6 million higher than the value of the debt reflected on our financial statements. This higher fair value is primarily related to the $28.5 million, 7.05% fixed rate senior notes and the $9.2 million, 8.41% real estate mortgage.

      Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at March 29, 2003 the fair value of our long-term debt would change by approximately $0.5 million.

Concentration of Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $79.0 million, $75.5 million and $86.3 million for 2003, 2002 and 2001, respectively. Concentration risk on our accounts receivable attributable to this customer accounted for 23.6%, 20.0% and 22.7% of total accounts receivable for 2003, 2002 and 2001, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)

                                                              Years Ended
                                                  -------------------------------------
                                                  March 29,     March 30,     March 31,
                                                    2003          2002          2001
                                                  -------------------------------------

Net revenues                                      $336,956      $319,969      $293,860
Cost of goods sold                                 182,260       165,135       151,447
                                                  ------------------------------------

Gross profit                                       154,696       154,834       142,413
                                                  ------------------------------------

Operating expenses:
  Research and development                          19,512        19,512        19,039
  Selling, general and administrative               97,705        88,874        86,734
  Acquired research and development                               10,000        18,606
  Other unusual charge                                   -             -         4,614
                                                  ------------------------------------

      Total operating expenses                     117,217       118,386       128,993
                                                  ------------------------------------

Operating income                                    37,479        36,448        13,420

Interest expense                                    (3,495)       (3,908)       (3,728)
Interest income                                      2,214         3,905         4,602
Other income, net                                    2,409         2,060         3,032
                                                  ------------------------------------

Income from operations before provision
 for income taxes                                   38,607        38,505        17,326

Provision for income taxes                          10,228        10,782        10,090
                                                  ------------------------------------

Income from operations before cumulative
 effect of a change in accounting principle         28,379        27,723         7,236

Cumulative effect of a change in accounting
 principle, net of tax                                   -         2,304             -
                                                  ------------------------------------

Net income                                        $ 28,379      $ 30,027      $  7,236
                                                  ====================================

Basic income per common share
  Income from operations before cumulative
   effect of a change in accounting principle     $   1.15      $   1.06      $   0.29
  Cumulative effect of a change in accounting
   principle, net of tax                          $      -      $   0.09      $      -
  Net income                                      $   1.15      $   1.15      $   0.29

Income per common share assuming dilution
  Income from operations before cumulative
   effect of a change in accounting principle     $   1.13      $   1.02      $   0.28
 Cumulative effect of a change in accounting
   principle, net of tax                          $      -      $   0.09      $      -
  Net income                                      $   1.13      $   1.11      $   0.28

Weighted average shares outstanding
  Basic                                             24,591        26,214        25,299
  Diluted                                           25,048        27,155        26,005

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                      March 29, 2003      March 30, 2002
                                                      ----------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                              $ 49,885            $ 34,913
  Available-for-sale investments                                -              32,636
  Accounts receivable, less allowance of $1,449
   in 2003 and $1,298 in 2002                              77,913              63,743
  Inventories                                              65,805              67,244
  Current investment in sales-type leases, net              2,681               2,783
  Deferred tax asset                                       17,307              18,943
  Prepaid expenses and other current assets                 9,664              12,573
                                                         ----------------------------
      Total current assets                                223,255             232,835
Property, plant and equipment:
  Land, building and building improvements                 32,426              31,116
  Plant equipment and machinery                            59,009              54,596
  Office equipment and information technology              36,011              29,520
  Haemonetics equipment                                   117,053             103,587
                                                         ----------------------------
      Total property, plant and equipment                 244,499             218,819
  Less: accumulated depreciation                          160,512             133,942
                                                         ----------------------------
      Net property, plant and equipment                    83,987              84,877
Other assets:
  Investment in sales-type leases, net (long-term)          2,968               3,234
  Other intangibles, less amortization of $3,753
   in 2003 and $1,977 in 2002                              26,339              24,204
  Goodwill, net                                            16,010              14,168
  Deferred tax asset, net                                   2,954               2,275
  Other long-term assets                                    3,695               3,328
                                                         ----------------------------
      Total other assets                                   51,966              47,209
                                                         ----------------------------
      Total assets                                       $359,208            $364,921
                                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
   long-term debt                                        $ 39,005            $ 31,356
  Accounts payable                                         13,677              12,536
  Accrued payroll and related costs                        11,930              12,696
  Accrued income taxes                                     12,093              11,355
  Other accrued liabilities                                23,670              16,155
                                                         ----------------------------
      Total current liabilities                           100,375              84,098

Long-term debt, net of current maturities                  31,612              40,787
Other long-term liabilities                                 3,984               3,212

Commitments and contingencies (Note 6)
Stockholders' equity:
  Common stock, $0.01 par value; Authorized-
   80,000,000 shares; Issued-31,664,849 shares
   in 2003 and 31,453,511 shares in 2002                      317                 315
  Additional paid-in capital                              108,770             104,261
  Retained earnings                                       292,971             264,592
  Accumulated other comprehensive loss                    (13,486)            (16,395)
                                                         ----------------------------
  Stockholders' equity before treasury stock              388,572             352,773
      Less: Treasury stock at cost-7,626,096 shares
       in 2003 and 5,812,943 shares in 2002               165,335             115,949
                                                         ----------------------------
      Total stockholders' equity                          223,237             236,824
                                                         ----------------------------
      Total liabilities and stockholders' equity         $359,208            $364,921
                                                         ============================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)

                                                                                        Accumulated
                                 Common Stock     Additional                               Other         Total
                                 -------------     Paid-in      Treasury     Retained  Comprehensive  Stockholders'  Comprehensive
                                 Shares    $'s     Capital       Stock       Earnings      Loss          Equity         Income
                                 -------------------------------------------------------------------------------------------------

Balance, April 1, 2000           30,005    $300    $ 73,662    $ (85,173)    $227,104    $(13,078)      $202,815

  Employee stock
   purchase plan                      -       -           -          446          (15)          -            431
  Exercise of stock
   options and related
   tax benefit                      717       7      14,296            -            -           -         14,303
  Purchase of treasury
   stock                              -       -           -       (4,729)           -           -         (4,729)
  Net income                          -       -           -            -        7,236           -          7,236        $ 7,236
  Foreign currency
   translation adjustment             -       -           -            -            -      (4,540)        (4,540)        (4,540)
                                                                                                                        --------
  Comprehensive income                -       -           -            -            -           -              -        $ 2,696
                                 -------------------------------------------------------------------------------        --------
Balance, March 31, 2001          30,722    $307    $ 87,958    $ (89,456)    $234,325    $(17,618)      $215,516
                                 ===============================================================================
  Employee stock
   purchase plan                      -       -        (105)         421          240           -            556
  Exercise of stock
   options and related
   tax benefit                      732       8      16,408            -            -           -         16,416
  Purchase of treasury
   stock                              -       -           -      (26,914)           -           -        (26,914)
  Net income                          -       -           -            -       30,027           -         30,027        $30,027
  Unrealized loss on
   available-for-sale
   securities                         -       -           -            -            -         (10)           (10)           (10)
  Foreign currency
   translation adjustment             -       -           -            -            -      (1,054)        (1,054)        (1,054)
  Unrealized gain on
   derivatives at adoption
   of SFAS 133 (Note 2)               -       -           -            -            -       4,608          4,608          4,608
  Unrealized loss on
   derivatives                        -       -           -            -            -      (2,321)        (2,321)        (2,321)
                                                                                                                        -------
  Comprehensive income                -       -           -            -            -           -              -        $31,250
                                 -------------------------------------------------------------------------------        -------
Balance, March 30, 2002          31,454    $315    $104,261    $(115,949)    $264,592    $(16,395)      $236,824
                                 ===============================================================================
  Employee stock
   purchase plan                      -       -          16          780            -           -            796
  Exercise of stock
   options and related
   tax benefit                      211       2       4,493            -            -           -          4,495
  Purchase of treasury
   stock                              -       -           -      (50,166)           -           -        (50,166)
  Net income                          -       -           -            -       28,379           -         28,379        $28,379
  Net change in minimum
   pension liability                  -       -           -            -            -        (424)          (424)          (424)
  Foreign currency
   translation adjustment             -       -           -            -            -       8,028          8,028          8,028
  Unrealized gain on
   derivatives                        -       -           -            -            -      (4,695)        (4,695)        (4,695)
                                                                                                                        -------
  Comprehensive income                -       -           -            -            -           -              -        $31,288
                                 -------------------------------------------------------------------------------        -------
Balance, March 29, 2003          31,665    $317    $108,770    $(165,335)    $292,971    $(13,486)      $223,237
                                 ===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                   Years Ended
                                                                       -------------------------------------
                                                                       March 29,     March 30,     March 31,
                                                                         2003          2002          2001
                                                                       ---------     ---------     ---------

Cash Flows from Operating Activities:
  Net income                                                           $ 28,379      $ 30,027      $  7,236
  Adjustments to reconcile net income to net cash provided
   by operating activities:
  Non cash items:
    Depreciation and amortization                                        28,431        25,616        24,499
    Deferred tax expense                                                  4,030         5,629         2,112
    In process research and development                                       -             -        18,606
    Equity in losses of investment                                            -             -         1,353
    Other unusual non-cash charges                                            -             -         1,282
    Tax benefit related to exercise of stock options                        539         3,429         1,900
    Unrealized gain from hedging activities                              (2,762)         (355)            -

  Change in operating assets and liabilities:
    Increase in accounts receivable, net                                 (7,696)       (4,980)       (1,551)
    (Increase) decrease in inventories                                   (5,486)      (18,344)          323
    Decrease in sales-type leases (current)                                 219         2,896         2,356
    Increase in prepaid income taxes                                     (1,315)       (2,497)         (216)
    (Increase) decrease in other assets and other long-term
     liabilities                                                         (2,456)       (4,004)          522
    (Increase) decrease in accounts payable and accrued payroll            (585)        1,905        (4,674)
    Increase (decrease) in accrued taxes                                    555        (3,319)         (909)
    Increase (decrease) in accrued expenses                               1,814        (2,692)        3,977
                                                                       ------------------------------------
      Net cash provided by operating activities                          43,667        33,311        56,816

Cash Flows from Investing Activities:
  Purchases of available-for-sale-investments                           (11,670)      (69,852)      (43,619)
  Gross proceeds from sale of available-for-sale investments             44,306        66,525        49,726
  Capital expenditures on property, plant and equipment,
   net of disposals                                                     (13,535)      (22,675)      (16,146)
  Acquisistion of Transfusion Technologies Corporation,
   net of cash acquired                                                       -             -       (26,572)
  Acquisition of plasma collection bottle plant                               -             -        (8,300)
  Acquisition of software development company                                 -       (10,461)            -
  Net decrease in sales-type leases (long-term)                             384         2,153         4,597
                                                                       ------------------------------------
      Net cash provided by (used in) investing activities                19,485       (34,310)      (40,314)

Cash Flows from Financing Activities:
  Borrowings (payments) on long-term real estate mortgage                  (420)         (386)        9,561
  Net increase (decrease) in short-term revolving credit agreements       2,547        10,135       (10,883)
  Net decrease in long-term credit agreements                            (5,714)       (5,714)       (3,675)
  Employee stock purchase plan                                              796           556           431
  Exercise of stock options                                               3,956        12,987        12,403
  Purchase of treasury stock                                            (50,166)      (26,914)       (4,729)
                                                                       ------------------------------------
      Net cash provided by (used in) financing activities               (49,001)       (9,336)        3,108

Effect of Exchange Rates on Cash and Cash Equivalents                       821            75          (348)
                                                                       ------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     14,972       (10,260)       19,262

Cash and Cash Equivalents at Beginning of Year                           34,913        45,173        25,911
                                                                       ------------------------------------
Cash and Cash Equivalents at End of Year                               $ 49,885      $ 34,913      $ 45,173
                                                                       ====================================

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements
 of Haemonetics equipment                                              $ 10,699      $  4,385      $  6,094
                                                                       ====================================
Reclassifications from long-term credit agreements to
 short-term credit agreements                                          $  2,455             -             -
                                                                       ====================================

Supplemental Disclosures of Cash Flow Information:
  Net increase (decreases) in cash and cash equivalents,
   continuing operations                                               $ 14,972      $(10,260)     $ 19,262
                                                                       ====================================
  Interest paid                                                        $  3,227      $  3,689      $  3,487
                                                                       ====================================
  Income taxes paid                                                    $  6,625      $  8,813      $  6,941
                                                                       ====================================

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS

      We design, manufacture and market automated systems for the collection, processing and surgical salvage of blood.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Fiscal Year

      Our fiscal year ends on the Saturday closest to the last day in March. Fiscal year 2003, fiscal year 2002 and fiscal year 2001 each included 52 weeks. Fiscal year 2004 will include 53 weeks.

      Principles of Consolidation

      The accompanying consolidated financial statements include all accounts including those of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the amounts derived from our estimates and assumptions.

      Translation of Foreign Currencies

      All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity referred to as "Foreign currency translation adjustment."

      Cash and Cash Equivalents

      Cash equivalents include various short-term instruments such as money market funds, U.S. government agency notes, certificates of deposit and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value.

      Available-for-Sale Investments

      As of March 29, 2003, we held no available-for-sale investments. As of March 30, 2002 all of our short-term investments had maturities greater than three months but equal to or less than 12 months. All our investments were classified as available-for-sale and carried at fair value, with unrealized gains and losses, for fiscal year 2002, recorded as a separate component of accumulated comprehensive loss, net of tax until realized. Realized gains and losses are calculated based on the specific identification method and are included in other income, net on our consolidated statements of operations. During 2003, proceeds from these investment securities sales totaled approximately $44.3 million with realized gains of approximately $30,300. There were no

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

realized losses during 2003. During 2002, proceeds from these investment securities sales totaled approximately $66.5 million with realized gains and losses of approximately $176,000 and $14,000, respectively.

      The following table summarizes, by major security type, the Company's short-term investments. The Company's U.S. corporate securities include U.S. government agency notes, certificates of deposit, corporate debt securities and commercial paper.

                                                March 30, 2002
                                                --------------

      U.S. treasuries                              $ 9,418
      U.S. corporate securities                     23,218
                                                   -------

      Total included in available-for-sale
       investments (short-term)                    $32,636
                                                   =======

      Concentration of Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $79.0 million, $75.5 million and $86.3 million for 2003, 2002 and 2001, respectively. Concentration risk on our accounts receivable attributable to this customer accounted for 23.6%, 20.0% and 22.7% of total accounts receivable for 2003, 2002 and 2001, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

                                                                    Years Ended
                                               ------------------------------------------------------
                                               March 29, 2003      March 30, 2002      March 31, 2001
                                               --------------      --------------      --------------
                                             (Dollars and shares in thousands except per share amounts)

      Basic EPS
      Net income                                  $28,379             $30,027             $ 7,236

      Weighted average shares                      24,591              26,214              25,299
                                                  -----------------------------------------------

      Basic income per share                      $  1.15             $  1.15             $  0.29

      Diluted EPS
      Net income                                  $28,379             $30,027             $ 7,236

      Basic weighted average shares                24,591              26,214              25,299
      Dilutive effect of stock options                457                 941                 706
                                                  -----------------------------------------------

      Diluted weighted average shares              25,048              27,155              26,005

      Diluted income per share                    $  1.13             $  1.11             $  0.28
                                                  ===============================================

      The diluted weighted average shares do not include the effect of anti-dilutive options that totaled approximately 2.1 million, 0.6 million and 0.3 million for 2003, 2002 and 2001, respectively.

      Foreign Currency

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that we formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting changes in the fair value of the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

      We enter into forward exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues. The purpose of our foreign hedging activities is to minimize, for a period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

into short-term forward contracts to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

      At March 29, 2003 we had 28 forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro and the Japanese yen primarily for U.S. dollars totaling $113.2 million. Of these contracts, six, totaling $27.4 million, represented contracts with zero fair value relating to inter-company receivables established at year-end, that settle within 35 days after year-end. We have designated the remainder of these contracts as cash flow hedges intended to lock-in the expected cash flows of forecasted foreign currency denominated revenues at the available spot rate. The fair value of the forward contracts associated with changes in points on forward contracts is excluded from our assessment of hedge effectiveness.

A summary of the accounting discussed above is as follows (in thousands):

(Income)/Expense Cash Flow Hedges - Debit (Credit)
                                                                                          Cumulative
                                       Asset         Accumulated                        Effect of Change
                                    (Liability)-    Comprehensive                        in Accounting
                                      Forward       (Income) Loss,    Other (Income)      Principle,
                                     Contracts        net of tax       Expense, net       net of tax
                                    --------------------------------------------------------------------

At adoption, April 1, 2001, of
 SFAS No. 133,  net of tax            $ 9,200         $(4,608)                 -           $(2,304)

Change in fair value                  $(5,217)        $ 2,321            $(2,412)                -
                                      ------------------------------------------------------------

Balance as of March 30, 2002          $ 3,983         $(2,287)                 -                 -

Change in fair value                  $(6,574)        $ 4,695            $(1,045)                -
                                      ------------------------------------------------------------

Balance as of March 29, 2003          $(2,591)        $ 2,408                  -                 -

      Prior to the adoption of SFAS No. 133 as amended, we recorded points associated with forward contracts as other income when the transactions being hedged were recognized. Under SFAS No. 133 as amended, these points are recorded on a fair value basis over the life of the contracts. For fiscal year ended March 29, 2003, income from points on forward contracts was $1.0 million or $0.5 million less than if recorded under the provisions of SFAS No. 52 ("Foreign Currency Translation."). For fiscal year ended March 30, 2002, income from points on forward contracts was $5.6 million or $1.0 million higher than if recorded under the provisions of SFAS No. 52, ("Foreign Currency Translation.")

      Financial Instruments

      The carrying values for certain of our financial instruments, including cash and cash equivalents, available-for-sale investments and notes payable were either at or approximated their fair market values at March 29, 2003, March 30, 2002 and March 31, 2001.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

      At March 29, 2003, the fair value of our long-term debt was $3.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is primarily related to our $22.9 million, 7.05% fixed rate senior notes and our $8.8 million, 8.41% real estate mortgage. At March 30, 2002, the fair value of our long-term debt was $2.6 million higher than the value of the debt reflected on our financial statements. Fair values have been determined through information obtained from market sources and management estimates.

      Inventories, net

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

      Inventories consist of the following:

                               March 29, 2003      March 30, 2002
                               ----------------------------------
                                        (in thousands)

      Raw materials                $17,037             $16,808
      Work-in-process                4,597               4,700
      Finished goods                44,171              45,736
                                   ---------------------------
                                   $65,805             $67,244
                                   ===========================

      Property, Plant and Equipment

      We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

                                                            Estimated
      Asset Classification                                 Useful Lives
      -----------------------------------------------------------------

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

      Haemonetics Equipment

      Our equipment is comprised of machines installed at customer sites under use plan or rental agreements and machines utilized by our sales personnel as demonstration units. Under each of these arrangements,

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

the equipment remains our property. Contracts for use plan and rental arrangements vary in length from two to eight years.

      Use plan contracts commit the customer to purchase certain minimum amounts of disposables at a stated price over a defined contract term. The equipment remains our property and as such, we have the right to either remove the equipment or increase the price per disposable if the customer does not consume at least the number of disposables agreed to in the contract. Our U.S. Commercial Plasma and worldwide Red Blood Cell Businesses employ the use plan arrangement almost exclusively and account for the most significant portion of the value of our equipment.

      Equipment under rental agreements may or may not commit the customer to use a minimum number of disposables. Rental charges are billed monthly and the equipment remains our property.

      Equipment given to salespeople for demonstration remains our property and is depreciated over estimated useful lives of two to five years.

      Revenue Recognition

      Our revenue recognition policy is to recognize revenues from product sales and services when earned as required by generally accepted accounting principles and in accordance with SAB No. 101, "Revenue Recognition in Financial Statements." Revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

      There are principally four arrangements under which our products are shipped to a customer: a use plan, a rental agreement, a sales-type lease and a cash sale not under contract.

      Under use plan and rental agreements, no equipment revenue is recognized as in each of these arrangements, the equipment remains our property and title does not pass to the customer.

      Equipment revenues under sales-type lease agreements are recognized either at shipment or delivery in accordance with the agreed upon contract terms with interest income recognized over the life of the lease.

      Revenues from Software Sales

      Since January of fiscal year 2002 with our acquisition of Fifth Dimension Information Systems, Inc. ("Fifth Dimension"), we have recorded software sales in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and, in instances where services are essential to the functionality of the software, which represents the majority of Fifth Dimensions software sales, revenue is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      In accordance with SOP 97-2, when the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, the software license, configu-

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

ration, training and implementation fees are recognized under the contract method of accounting using labor hours to measure the completion percentage. In order to apply the contract method of accounting, we are required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion. We recorded $5.0 million and $1.1 million of software revenue in fiscal 2003 and 2002, respectively.

      Revenues from Distributor Sales

      We recognize revenue for both equipment and disposables revenue upon shipment of these products to our distributors. Our standard contracts with our distributors state that title of the equipment passes to the distributors at point of shipment to a distributor's location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product.

      Service Revenues and Warranty

      Service revenues are recognized ratably over the contractual periods or as the services are provided. We provide for warranty costs in the same period the associated revenue is recognized.

      We provide a warranty on parts and labor for one year after the sale and installation of one of our devices. We also warrant our disposable products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary. The table provides the detail of the change in our product warranty accrual, which is a component of other accrued liabilities on the consolidated balance sheet for the fiscal years ending March 29, 2003.


                                                            Total
                                                            -----

      Warranty accrual as of March 30, 2002                $  800

      Provision related to preexisting warranties             375

      Warranty Provision                                    1,260

      Warranty Spending                                    (1,379)
                                                          -------

      Warranty accrual as of March 29, 2003               $ 1,056
                                                          =======

      Research and Development Expenses

      All research and development costs, for which no alternate future use exists, are expensed as incurred. Research and development expense for continuing operations was $19.5 million for both fiscal 2003 and 2002 and $19.0 million for fiscal 2001.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

      Income Taxes

      We utilize the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the tax and financial reporting basis for assets and liabilities, utilizing currently enacted tax rates. The effect of any change in tax rates is recognized in the period in which the change occurs.

      We do not provide for U.S. income taxes on our foreign subsidiaries' undistributed earnings as they are deemed to be permanently reinvested. Non-U.S. income taxes are, however, provided on these earnings. If repatriated to the U.S., we provide the appropriate U.S. income tax on repatriated earnings.

      Goodwill

      As of the fiscal quarter ended June 30, 2001, we elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, are no longer amortized. Instead these assets are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the carrying value of the reporting unit below its fair value.

      We have performed our annual impairment test based on a fair value approach which used our market capitalization as the basis reduced by the excess of the fair market value of our long-term debt over its carrying value as identified in our assessment of interest rate risk. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for fiscal 2003 or fiscal 2002.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

      The changes in the carrying amount of Goodwill for fiscal year 2003 and 2002 are as follows (in thousands):


Carrying amount as of March 31, 2001                                          $14,426

Adjustment due to a change in the valuation of net operating losses acquired in September, 2000 as part of the Transfusion Technologies
 acquisition ($2,821 gross, less $84 in accumulated amortization).             (2,737)

Adjustment due to a change in the valuation of the liabilities associated with the January, 2001 acquisition of the Alpha Therapeutic
 Corporation plasma collection bottle plant                                     1,141

Goodwill aquired during the year in the Fifth Dimension acquisition             1,932

Effect of change in rates used for translation                                   (594)
                                                                              -------

Carrying amount as of March 30, 2002                                          $14,168
                                                                              =======

Fifth Dimension earn-out payment                                                1,020(a)

Effect of change in rates used for translation                                    822
                                                                              -------

Carrying amount as of March 29, 2003                                          $16,010
                                                                              =======

(a) The acquisition of Fifth Dimension, which occurred on January 1, 2002, involved the potential for earn-out payments of up to $4.1 million based on Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The first milestone, in the amount of $1.0 million, was earned as of the end of the fiscal year 2003. This payment has been accrued as of year-end and will be made in the first quarter of fiscal year 2004.

      The proforma effect on fiscal year 2001 earnings of excluding amortization expense, net of tax, is as follows (in thousands except per share data):

      Years Ended:                                March 31, 2001
      ----------------------------------------------------------

      Reported net income                             $7,236
      Add: goodwill amortization                         870
                                                      ------
      Adjusted net income                             $8,106
                                                      ======

      Basic income per common share:

      Reported net income                             $ 0.29
      Goodwill amortization                             0.03
                                                      ------
      Adjusted net income                             $ 0.32
                                                      ------

      Income per common share assuming full
       dilution:

      Reported net income                             $ 0.28
      Goodwill amortization                             0.03
                                                      ------
      Adjusted net income                             $ 0.31
                                                      ------

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Other Intangibles

      Other intangibles represent the value assigned to patents and the OrthoPAT(R) core technology purchased in conjunction with the Transfusion Technologies Corporation acquisition, the value assigned to a customer base purchased in conjunction with the acquisition of a plasma collection bottle plant and the value assigned to the software technology, customer contracts and trade name purchased in conjunction with the acquisition of Fifth Dimension (see Note 11 to the consolidated financial statements for a more detailed discussion of our acquisitions). The estimated useful lives for all of these intangible assets, excluding the Fifth Dimension trade name as it is considered to have an indefinite life, are 6 to 20 years.

      The patents we purchased as part of our acquisition of Transfusion Technologies Corporation cover various processes, systems and components of the blood collection and separation processes utilized in both the existing OrthoPAT(R) product and the Chairside Separator(R) and Red Cell Collector that are currently under development. Core technology consists of the OrthoPAT(R) orthopedic perioperative autotransfusion system and other already developed and working theory and know how that is shared by all three products purchased in the acquisition. An independent valuation was performed to assess and allocate value to the intangible assets purchased.

      The bottling plant customer base intangible asset represents the value allocated to the acquired customer base and certain customer contracts purchased in the acquisition of Alpha Therapeutic's Compton, California, plasma collection bottle plant. An independent valuation was also performed to assess and allocate value to the intangible assets purchased in this transaction.

      The technology purchased as part of the acquisition of Fifth Dimension consists primarily of data management software that automates the data collection and data tracking for plasma centers and fractionators. The customer contracts intangible represents the value allocated to the acquired contracts. The useful life assigned to the technology and the contracts was 6 years and 15 years respectively. In addition, we purchased the trade name, Fifth Dimension, which is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely. An independent valuation was also performed to assess and allocate value to the intangible assets purchased in this transaction.

      In the third quarter of fiscal 2002, we paid Baxter $10.0 million to acquire the right to integrate a new pathogen reduction technology into our platelet collection devices after the technology receives regulatory approvals (see note 11). The $10.0 million was expensed in our consolidated statement of operations as acquired research and development. In the third quarter of our fiscal year 2003, Baxter acquired its initial regulatory approval in the European market. In connection with this approval, we made an initial $3.8 million milestone payment to Baxter during the fourth quarter of our fiscal year 2003. This payment was recorded as other technology, an intangible asset, and it will be amortized over its useful life.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

As of March 29, 2003

                                                                                              Weighted
                                                        Gross Carrying     Accumulated        Average
                                                            Amount         Amortization     Useful Life
                                                        (in thousands)    (in thousands)    (in years)
                                                        -----------------------------------------------

      Amortized Intangibles
        Patents                                            $ 6,371           $ 1,119        14
        Other technology                                    11,746             1,274        15
        Customer contracts and related relationships        11,498             1,360        15
                                                           -------------------------
      Subtotal                                             $29,615           $ 3,753        15
      Indefinite Life Intangibles
        Trade name                                             477                 -        Indefinite
                                                           -------------------------
      Total Intangibles                                    $30,092           $ 3,753

As of March 30, 2002

                                                                                              Weighted
                                                        Gross Carrying     Accumulated        Average
                                                            Amount         Amortization     Useful Life
                                                        (in thousands)    (in thousands)    (in years)
                                                        -----------------------------------------------

      Amortized Intangibles
        Patents                                            $ 6,370           $   647        14
        Other technology                                     7,991               741        17
        Customer contracts and related relationships        11,350               589        15
                                                           -------------------------
      Subtotal                                             $25,711           $ 1,977        15
      Indefinite Life Intangibles
        Trade name                                             470                 -        Indefinite
                                                           -------------------------
      Total Intangibles                                    $26,181           $ 1,977

      The only other changes to the net carrying value of our intangible assets from March 30, 2002 to March 29, 2003 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of our Canadian subsidiary.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

      Aggregate amortization expense for amortized other intangible assets for fiscal years 2003 and 2002 is $1.8 million and $1.4 million, respectively. Additionally, future amortization expense on other intangible assets for each of the succeeding five fiscal years approximates $2.1 million.

      With the adoption of SFAS No. 142, there were no changes to amortization expense on acquired other intangible assets.

      Accounting for Long-lived Assets

      We account for long-lived assets in accordance with SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is not applicable to goodwill or intangible assets that are not being amortized, and certain other long-lived assets. We periodically review our long-lived assets for any potential impairment. We assess the future useful life of these assets; primarily our intangibles, property, plant, equipment and investment in sales-type leases, whenever events or changes in circumstances indicate that the current useful lives have diminished or the carrying value of the asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is then calculated by comparing the carrying value of the assets to the weighted average discounted cash flows, which consider various possible outcomes for the disposition of the assets.

      Accounting for Stock-Based Compensation

      We have adopted the new disclosure provision for employee stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued by FASB in December 2002. We will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25").

      SFAS No. 148 provides alternative methods of transition to the fair value method of accounting proposed in SFAS No. 123 for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees."

      Under APB No. 25, no accounting recognition is given to options granted to employees and directors at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The compensation cost for options granted to consultants is recorded at fair value in accordance with Emerging Issues Task Force, "EITF" issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Had compensation costs under our stock-based compensation plans been determined based on the fair value model of FAS 123, the effect on our earnings per share would have been as follows:

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

                                                                                Years Ended
                                                             --------------------------------------------------
                                                             March 29, 2003    March 30, 2002    March 31, 2001
                                                             --------------    --------------    --------------
                                                                  (in thousands except per share amounts)

Net income (as reported):                                       $28,379           $30,027           $ 7,236

Deduct: Total stock-based employee compensation expense
 determined under the fair value method for all awards,
 net of tax                                                     $(6,805)          $(7,466)          $(6,588)
                                                                -------------------------------------------

Pro Forma Net Income:                                           $21,574           $22,561           $   648
                                                                ===========================================

Earnings per share:

Basic
  As Reported                                                   $  1.15           $  1.15           $  0.29
  Pro forma                                                     $  0.88           $  0.86           $  0.03

Diluted
  As Reported                                                   $  1.13           $  1.11           $  0.28
  Pro forma                                                     $  0.86           $  0.83           $  0.03

      For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                             March 29, 2003     March 30, 2002     March 31, 2001
                             ----------------------------------------------------

Volatility                        28.3%              29.1%              30.9%
Risk-Free Interest Rate            5.0%               5.1%               6.3%
Expected Life of Options         7 yrs.             7 yrs.             7 yrs.

      The weighted average grant date fair value of options granted during 2003, 2002 and 2001 was approximately $13.13, $13.48 and $11.07, respectively.

      The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                             March 29, 2003     March 30, 2002     March 31, 2001
                             ----------------------------------------------------


Volatility                        32.7%              30.5%              31.9%
Risk-Free Interest Rate            1.5%               5.1%               6.1%
Expected Life of Options         6 mos.             6 mos.             6 mos.

      The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was $7.11 in 2003, $6.77 in 2002 and $5.14 in 2001.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

      Comprehensive Income

      Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

                                                                                     Years Ended
                                                                 ----------------------------------------------------
                                                                 March 29, 2003     March 30, 2002     March 31, 2001
                                                                 ----------------------------------------------------
                                                                                   (In thousands)

Net income                                                          $28,379            $30,027            $ 7,236
                                                                    ---------------------------------------------

Other comprehensive income:
  Foreign currency translation                                        8,028             (1,054)            (4,540)
  Unrealized loss on available for sale securities                        -                (10)                 -
  Unrealized gain (loss) on cash flow hedges, net of tax             (7,519)             7,414                  -
  Reclassifications into earnings of cash flow hedge (gains)
   and losses, net of tax                                             2,824             (5,127)                 -
  Minimum pension liabilities adjustment, net of tax                   (424)
                                                                    ---------------------------------------------
Comprehensive income                                                $31,288            $31,250            $ 2,696
                                                                    =============================================

      Accounting for Shipping and Handling Costs

      Shipping and handling costs are included in costs of goods sold with the exception of $5.1 million, $4.5 million and $4.0 million for fiscal year 2003, 2002 and 2001, respectively that are included in selling, general and administrative expenses.

      New Pronouncements

      In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. Adoption of this statement is generally required in fiscal years beginning after May 15, 2002. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", to clarify the conditions under which the assets and liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's residual returns. The provisions of Interpretation No. 46 are required to be adopted during fiscal 2004. We do not feel the adop-

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

tion of Interpretation No. 46 will have an impact our consolidated financial statements as we do not currently have any interest in any Variable Interest Entities.

      Reclassifications

      Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal 2003 presentation.

3.  INVESTMENT IN SALES-TYPE LEASES

      We lease equipment to customers under sales-type leases. As sales-type leases, the lease payments to be received over the term of the leases are recorded as a receivable at the inception of the new lease. Finance income attributable to the lease contracts is initially recorded as unearned income and subsequently recognized as interest income under the interest method over the term of the leases.

      There are generally two forms of sales-type lease arrangements. The first is unrelated to purchases of future disposable products, and simply calls for a stated monthly payment for each piece of equipment under lease. The second is an arrangement under which we commit to providing a customer specified pricing for the purchase of equipment and disposables over a fixed period of time, and the customer commits to purchasing a certain minimum number of disposables over the contract's term. Thus, leases are billed monthly, or alternatively with the disposables purchased. Contract terms vary but are generally three to five years. Under both sales-type lease arrangements, title to the equipment transfers at the completion of the lease commitment.

      The components of our net investment in sales-type leases are as follows:

                                                  March 29, 2003     March 30, 2002
                                                  ---------------------------------
                                                           (in thousands)

      Total minimum lease payments receivable         $6,568             $7,428
        Less-Unearned interest                           919              1,411
                                                      -------------------------
      Net investment in sales-type leases              5,649              6,017
        Less-Current portion                           2,681              2,783
                                                      -------------------------
      Net investment, long-term                       $2,968             $3,234
                                                      =========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

3.  INVESTMENT IN SALES TYPE LEASES-(continued)

      Future minimum lease payments receivable under non-cancelable sales-type leases as of March 29, 2003, are as follows:

      Fiscal Year Ending          (in thousands)
      ------------------------------------------

      2004                            $3,271
      2005                             1,728
      2006                               688
      2007                               380
      2008                               289
      and thereafter                     212
                                      ------
                                      $6,568
                                      ======

4.  NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of the following:

                                     March 29, 2003     March 30, 2002
                                     ---------------------------------
                                              (in thousands)

      Real estate mortgage              $ 9,175            $ 9,561
      Senior notes                       28,571             34,285
      Haemonetics Japan Co. Ltd.         32,780             27,515
      Other non-U.S. borrowings              91                782
                                        --------------------------
                                         70,617             72,143
      Less-Current portion               39,005             31,356
                                        --------------------------
                                        $31,612            $40,787
                                        ==========================

      Real Estate Mortgage Agreement

      In December 2000 we entered into a $10.0 million real estate mortgage agreement (the "Mortgage Agreement") with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and improvements at our headquarters and manufacturing facility with a collective carrying value of approximately $10.5 million and $10.2 million as of March 29, 2003 and March 30, 2002, respectively. There are no financial covenants in the terms and conditions of this agreement.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

4.  NOTES PAYABLE AND LONG-TERM DEBT-(continued)

      Senior Notes

      We have $28.6 million of 7.05% Senior Notes due in 2007 (the "Senior Notes"). We are required to make annual prepayments of principal each year in the amount $5.7 million, which began October 15, 2001 and conclude with the final principal payment on October 15, 2007.

      Interest on the Senior Notes is computed on the basis of a 360-day year of twelve 30-day months on the unpaid balance at the rate of 7.05% per annum, payable semiannually, on April 15 and October 15 each year. The Senior Notes contain affirmative and negative covenants and restrictions including but not limited to minimum stockholders' equity and ratio requirements of consolidated funded indebtedness to consolidated total capitalization and priority indebtedness to consolidated stockholders equity. At March 29, 2003, we are in compliance with all debt covenants.

      Haemonetics Japan Co. Ltd.

      At March 29, 2003, Haemonetics Japan Co. Ltd. had 3.9 billion Japanese yen, equivalent to U.S. $32.8 million, in unsecured debt outstanding. All of this debt is short term, maturing in less than 12 months.

      Other Non-U.S. Borrowings

      Non-U.S. borrowings represent the financing arranged by our subsidiaries with local banks, which we may guarantee. All of the amounts outstanding as of March 29, 2003 are short-term in nature.

      The weighted average short-term rates for U.S. and non-U.S.
borrowings were 1.62%, 1.83%, and 2.75% as of March 29, 2003, March 30, 2002 and March 31, 2001, respectively.

      As of March 29, 2003, notes payable and long-term debt mature as follows:

      Fiscal Year Ending      (in thousands)
      --------------------------------------

      2004                       $39,005
      2005                         6,171
      2006                         6,211
      2007                         6,254
      2008                         6,301
      2009 and thereafter          6,675
                                 -------
                                 $70,617
                                 =======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

5.  INCOME TAXES

      Domestic and foreign income from continuing operations before the cumulative effect of a change in accounting principle is as follows:

                                                                              Years Ended
                                                          ----------------------------------------------------
                                                          March 29, 2003     March 30, 2002     March 31, 2001
                                                          ----------------------------------------------------
                                                                             (In thousands)

Domestic                                                     $28,310            $29,286            $ 7,635
Foreign                                                       10,297              9,219              9,691
                                                             ---------------------------------------------
                                                             $38,607            $38,505            $17,326
                                                             =============================================

      The income tax provision attributable to continuing operations before the cumulative effect of a change in accounting principle contains the following components:

                                                                              Years Ended
                                                          ----------------------------------------------------
                                                          March 29, 2003     March 30, 2002     March 31, 2001
                                                          ----------------------------------------------------
                                                                             (In thousands)

Current
Federal                                                      $ 1,092            $10,838            $ 2,956
State                                                            981                824                435
Foreign                                                        4,125               (133)             4,587
                                                             ---------------------------------------------
Total current                                                $ 6,198            $11,529              7,978
                                                             ---------------------------------------------

Deferred
Federal                                                        4,171             (3,832)             3,308
State                                                           (193)               (77)                49
Foreign                                                           52              3,162             (1,245)
                                                             ---------------------------------------------
Total deferred                                                 4,030               (747)             2,112
                                                             ---------------------------------------------
Total tax expense                                            $10,228            $10,782            $10,090
                                                             =============================================

      Included in the federal income tax provisions for fiscal years 2003, 2002 and 2001 are approximately $0.9 million, $0.2 million and $0.2 million, respectively, provided on foreign source income of approximately $0.4 million, $0.4 million and $0.7 million in 2003, 2002 and 2001, respectively for taxes which are payable in the United States.

      The total income tax provision included in the consolidated financial statements is as follows:

                                                                              Years Ended
                                                          ----------------------------------------------------
                                                          March 29, 2003     March 30, 2002     March 31, 2001
                                                          ----------------------------------------------------
                                                                             (In thousands)

Continuing operations                                        $10,228            $10,782            $10,090
Cumulative effect of a change in accounting principle              -                896                  -
                                                             ---------------------------------------------
                                                             $10,228            $11,678            $10,090
                                                             =============================================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

5.  INCOME TAXES-(continued)

      Tax effected, significant temporary differences comprising the net deferred tax asset (liability) are as follows:

                                                     Years Ended
                                          ---------------------------------
                                          March 29, 2003     March 30, 2002
                                          ---------------------------------
                                                   (in thousands)

      Depreciation                           $(4,297)           $(7,692)
      Amortization                            (2,174)              (559)
      Inventory                               13,000             10,518
      Hedging                                  1,288             (1,343)
      Accruals and reserves                    2,359              4,816
      Net operating loss carryforward         10,086             10,994
      Foreign tax credits                          -              4,484
                                             --------------------------
      Total net deferred taxes               $20,262            $21,218
                                             ==========================

      At March 29, 2003, we have approximately $28.7 million in U.S. acquisition related net operating loss carryforwards, subject to separate limitations expiring beginning in 2010. In fiscal 2002, as part of our ongoing analysis of the purchase price allocation of the Transfusion acquisition, it was determined that a tax valuation allowance was not necessary. Accordingly, we wrote down the goodwill by $2.8 million, other acquired intangibles by $2.6 million and the value of other acquired assets related to this transaction by $1.0 million.

      We do not provide U.S. taxes on our foreign subsidiaries' undistributed earnings as they are deemed to be permanently reinvested outside the U.S. Non-US income taxes are, however, provided on these foreign subsidiaries' undistributed earnings. Upon repatriation, we provide the appropriate U.S. income taxes on these earnings.

      The income tax provision from continuing operations before the cumulative effect of a change in accounting principle differs from the amount computed by applying the 35% U.S. federal statutory income tax rate in 2003, 2002 and 2001, due to the following:

                                                                                        Years Ended
                                                                    ----------------------------------------------------
                                                                    March 29, 2003     March 30, 2002     March 31, 2001
                                                                    ----------------------------------------------------
                                                                                       (In thousands)

Tax at federal statutory rate                                          $13,512            $13,477            $ 6,064

Foreign Sales Corporation and Extraterritorial Income Exclusion         (1,961)            (2,155)            (1,634)
Difference between U.S. tax and foreign statutory rates                 (1,522)              (923)            (1,709)
State taxes, net of federal income tax benefits                            512                486                314
Non-deductible acquisition costs                                             -                155              7,105
Other, net                                                                (313)              (258)               (50)
                                                                       ---------------------------------------------
Tax at effective tax rate                                              $10,228            $10,782            $10,090
                                                                       =============================================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

6.  COMMITMENTS AND CONTINGENCIES

      We lease facilities and certain equipment under operating leases expiring at various dates through fiscal year 2008. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.

      Approximate future basic rental commitments under operating leases as of March 29, 2003 are as follows:

      Fiscal Year Ending          (in thousands)
      ------------------------------------------

      2004                           $ 5,107
      2005                             4,630
      2006                             4,054
      2007                             2,659
      2008                             1,727
      Thereafter                       1,028
                                     -------
                                     $19,205
                                     =======

      Rent expense in fiscal 2003, 2002 and 2001 was $4.0 million, $3.7 million and $4.1 million, respectively.

      We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position and results of operations.

      Through our acquisition of Fifth Dimension Information Systems, Inc. (Fifth Dimension), as well as our agreement with Baxter Healthcare Corporation (Baxter) related to pathogen reduction technology, we are contingently obligated to make certain payments. The Fifth Dimension acquisition involves certain earn-out payments of up to $4.1 million based upon Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The Baxter agreement calls for us to make milestone payments over the next several years of up to $14.5 million as regulatory approvals are received in various markets. In the fourth calendar quarter of 2002, Baxter acquired its initial regulatory approval in the European market. In connection with this approval, we made an initial $3.8 million milestone payment to Baxter during the fourth quarter of fiscal 2003. We expect that the remaining European approvals will be obtained during our fiscal 2004 and we anticipate making an additional milestone payment of $3.8 million to Baxter at that time. These payments will be recorded as other technology, an intangible asset, and amortized over their useful lives.

7.  CAPITAL STOCK

      Treasury Stock

      During fiscal 2003, we repurchased 1,850,150 shares of our outstanding common stock at an average prevailing price of $27.11. This includes 829,700 shares repurchased under a 10b5-1 Plan, adopted March 29, 2002; 100,050 shares repurchased under a 10b5-1 Plan adopted July 29, 2002; and 427,600 shares repurchased under a 10b5-1 Plan adopted October 28, 2002. During fiscal 2002, we repurchased 895,800 shares of our outstanding common stock at an average prevailing price of $30.04. We expect any repurchased shares to be made available for issuance pursuant to our employee benefit and incentive plans and for other corporate purposes.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

7.  CAPITAL STOCK-(continued)

      Stock Plans

      We have a long-term incentive stock option plan under which a maximum of 3,500,000 shares of our common stock may be issued pursuant to incentive and non-qualified stock options granted to our key employees, officers and directors (the "Long-term Incentive Plan"). The Long-term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more independent members of our Board of Directors. The exercise price, for both incentive and non-qualified options granted under the Long-term Incentive Plan is determined by the Committee, but in no event shall such option price be less than the fair market value of the common stock at the time the option is granted. Options become exercisable in a manner determined by the Committee, generally between two and seven years, and all options expire not more than 10 years from the date of the grant. At March 29, 2003, there were 1,892,224 options outstanding under this plan and 1,607,776 shares available for future grant.

      We had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees, consultants and advisors. During 2003, we recorded approximately $22,000 as stock option compensation expense related to grants to consultants and advisors. At March 29, 2003, there were 2,862,954 options outstanding related to these plans. No further options will be granted under these plans.

      We have an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 375,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of our full-time employees are eligible to participate in the Purchase Plan.

      The Purchase Plan provides for two "purchase periods" within each of our fiscal years, the first commencing on November 1 of each year and continuing through April 30 of the next calendar year, and the second commencing on May 1 of each year and continuing through October 31 of such year. Shares are purchased through an accumulation of payroll deductions (of not less than 2% nor more than 8% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

      During fiscal 2003, there were 36,997 shares purchased at a range of $18.03 to $28.17 per share under the Purchase Plan. During fiscal 2002, there were 23,247 shares purchased at a range of $20.40 to $27.52 per share under the Purchase Plan.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

7.  CAPITAL STOCK-(continued)

      A summary of stock option activity for the three years ended March 29, 2003 is as follows:

                                                        Weighted Average
                                       Shares       Exercise Price per Share
                                      --------------------------------------

Outstanding at April 1, 2000          3,718,889             $17.60
                                      ============================
Exercisable at April 1, 2000          1,705,625             $17.34
                                      ============================

Granted                               1,255,099             $23.60
Exercised                              (716,912)            $17.18
Terminated                             (119,361)            $17.23
                                      ----------------------------

Outstanding at March 31, 2001         4,137,715             $19.51
                                      ============================
Exercisable at March 31, 2001         1,842,814             $18.44
                                      ============================

Granted                               1,044,289             $31.60
Exercised                              (731,788)            $17.68
Terminated                              (92,416)            $23.03
                                      ----------------------------

Outstanding at March 30, 2002         4,357,800             $22.64
                                      ============================
Exercisable at March 30, 2002         2,100,147             $19.32
                                      ============================

Granted                                 843,670             $31.41
Exercised                              (211,338)            $18.62
Terminated                             (234,954)            $27.39
                                      ----------------------------

Outstanding at March 29, 2003         4,755,178             $24.14
                                      ============================
Exercisable at March 29, 2003         2,841,486             $20.83
                                      ============================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

7.  CAPITAL STOCK-(continued)

      The following table summarizes information about stock options outstanding at March 29, 2003:

                                  Options Outstanding                     Options Exercisable
                      -------------------------------------------     ---------------------------
                                          Weighted
                          Number           Average       Weighted         Number         Weighted
    Range of           Outstanding       Outstanding     Average       Exercisable       Average
    Exercise                At           Contractual     Exercise           At           Exercise
     Prices           March 29, 2003        Life          Price       March 29, 2003      Price
-------------------------------------------------------------------------------------------------

$14.4375-$18.9375       1,597,535           4.98         $16.3821       1,454,551        $16.4294
$18.9688-$30.1875       1,650,343           6.90         $24.1754       1,102,277        $23.5500
$30.3850-$35.5750       1,507,300           8.62         $32.3235         284,658        $32.7582
                        -------------------------------------------------------------------------

Total                   4,755,178           6.80         $24.1400       2,841,486        $20.8275
                        =========================================================================

8.  RETIREMENT PLANS

      Defined Contribution Plans

      We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $1.7 million in both 2003 and 2002, and $1.5 million in 2001. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in 2003, 2002 or 2001.

      One of our subsidiaries also has a defined contribution plan. Both the employee and the employer make contributions to the plan. The employer contributions to this plan were $0.6 million in 2003, 2002 and 2001.

      We have no material obligation for post-retirement or post-employment benefits.

      Defined Benefit Plans

      Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components

                                                          March 29, 2003     March 30, 2002
                                                          ---------------------------------
                                                                   (in thousands)

      Service Cost                                            $ 436              $ 350
      Interest cost on benefit obligation                       125                112
      Expected return on plan assets                            155                109
      Recognized net actuarial (gain) loss                     (173)              (172)
      Amortization of unrecognized prior service cost           (66)                 -
      Amortization of unrecognized gain                          20                  -
      Amortization of Unrecognized Initial Obligation            20                 20
                                                              ------------------------
                                                              $ 518              $ 419
                                                              ========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

8.  RETIREMENT PLANS-(continued)

      The activity under those defined benefit plans is as follows:

                                                         March 29, 2003     March 30, 2002
                                                         ---------------------------------
                                                                  (in thousands)

      Change in Benefit Obligation:
        Benefit Obligation, beginning of year               $(3,260)           $(2,867)
        Service cost                                           (436)              (350)
        Interest cost                                          (125)              (112)
        Benefits paid                                            37                209
        Actuarial (gain) loss                                  (238)              (240)
        Currency translation                                   (511)               101
        Benefit obligation, end of year                     $(4,533)           $(3,260)

      Change in Plan Assets:
        Fair value of plan assets, beginning of year        $ 1,600            $ 1,619
        Company contributions                                   419                417
        Benefits paid                                           (18)              (192)
        Actual loss on plan assets                             (155)              (109)
        Currency translation                                    171               (136)
        Fair value of Plan Assets, end of year              $ 2,017            $ 1,600

      Funded Status                                         $(2,516)           $(1,660)
      Unrecognized net actuarial loss                         1,091                627
      Unrecognized initial obligation                           284                276
      Unrecognized prior service cost                          (324)              (355)
      Net amount recognized                                 $(1,465)           $(1,112)

      Amounts recognized on the balance sheet:
        Prepaid pension asset                               $   188            $    34
        Accrued pension liability                            (2,373)            (1,146)
        Accumulated other comprehensive items                   719                  -
      Net amount recognized                                 $(1,465)           $(1,112)

      One of the benefit plans is funded through assets of the Company, accordingly that plan has no assets included in the information presented above. The assets of the other plan are less than the accumulated benefit obligation.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

8.  RETIREMENT PLANS-(continued)

      The weighted average rates used to determine the net periodic benefit costs were as follows:

                                                      March 29, 2003     March 30, 2002
                                                      ---------------------------------

      Discount Rate                                        3.2%               3.5%
      Rate of increased salary levels                      1.0%               1.0%
      Expected long-term rate of return on assets          1.0%               1.0%

9.  TRANSACTIONS WITH RELATED PARTIES

      Money is lent to employees for relocation costs and other personal purposes. The amount of these loans, which are included in other assets, amounted to approximately $0.7 million and $0.8 million as of March 29, 2003 and March 30, 2002, respectively. These loans are payable within five years. Certain loans are interest bearing, and interest income is recorded on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The outstanding loan balance is amortized as a charge to operating expense as such amounts are forgiven.

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

      The blood bank products include machines, single use disposables and solutions that perform "apheresis," (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma), as well as the washing of red blood cells for certain procedures. In addition, the blood bank product line includes solutions used in non-apheresis applications. The main devices used for these blood component therapies are the MCS(R)+ mobile collection system and the ACP(R) 215 automated cell processing system.

      Red cell products include machines and single use disposables and solutions that perform apheresis for the collection of red blood cells. Devices used for the collection of red blood cells are the MCS(R)+ 8150 mobile collection systems.

      Surgical products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient. The devices used in the surgical area are the OrthoPAT(R) and the Cell Saver(R) autologous blood recovery systems.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

10.  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION-(continued)

      Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The devices used in automated plasma collection are the PCS(R)2 plasma collection system and the Superlite(TM).

      Other includes revenue generated from equipment repairs performed under preventative maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, Fifth Dimension, acquired on January 1, 2002. Fifth Dimension provides collection and data management systems to plasma collectors.

                                     Blood Bank     Red Cells     Surgical      Plasma       Other       Total
                                     ---------------------------------------------------------------------------
                                                             Years ended (in thousands)

March 29,2003
Revenues from external customers      $110,608       $16,048      $73,255      $118,690     $18,355     $336,956

March 30, 2002
Revenues from external customers      $112,186       $10,884      $72,131      $112,662     $12,106     $319,969

March 31, 2001
Revenues from external customers      $113,221       $ 8,175      $68,104      $ 91,535     $12,825     $293,860

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

10.  SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION-(continued)

Geographic Segmentation

Years ended (in thousands)

March 29, 2003

                               Other       Total
                  United       North       North                    Other       Total
                  States      America     America       Japan       Asia         Asia       Germany
                 ----------------------------------------------------------------------------------

Sales            $127,241     $ 2,746     $129,987     $94,215     $24,654     $118,869     $30,125
Total Assets      218,704      13,245      231,949      48,343       6,866       55,209      14,028
Long-Lived
 Assets            89,801       9,713       99,514      17,060       2,594       19,654       5,244


                                                                                          Total
                             United                               Other       Total      Consol-
                 France      Kingdom      Italy      Austria     Europe      Europe       idated
                 --------------------------------------------------------------------------------

Sales            $18,065     $3,221      $10,376     $7,000      $19,313     $88,100     $336,956
Total Assets      15,067      4,689       16,697      2,474       19,096      72,050      359,208
Long-Lived
 Assets            1,699      2,377        1,846        905        4,713      16,784      135,953


March 30, 2002

                               Other       Total
                  United       North       North                    Other       Total
                  States      America     America       Japan       Asia         Asia       Germany
                 ----------------------------------------------------------------------------------

Sales            $121,558     $ 2,697     $124,255     $96,559     $19,903     $116,462     $23,941
Total Assets      258,925       3,022      261,947      38,465       5,658       44,123       9,592
Long-Lived
 Assets           102,465       2,599      105,064      11,553       1,574       13,127       3,451


                                                                                          Total
                             United                               Other       Total      Consol-
                 France      Kingdom      Italy      Austria     Europe      Europe       idated
                 --------------------------------------------------------------------------------

Sales            $ 6,517     $4,183      $ 8,763     $6,929      $18,918     $79,252     $319,969
Total Assets      11,901      5,004       11,531      2,475       18,348      58,851      364,921
Long-Lived
 Assets            1,469        249        1,124        820        6,782      13,895      132,086


March 31, 2001

                               Other       Total
                  United       North       North                    Other       Total
                  States      America     America       Japan       Asia         Asia       Germany
                 ----------------------------------------------------------------------------------

Sales            $ 96,555     $2,688      $99,243      $93,311     $17,865     $111,176     $23,996
Total Assets      254,455          -      254,455       31,262       5,851       37,113       9,256
Long-Lived
 Assets           101,984          -      101,984        8,039       2,053       10,092       3,106


                                                                                          Total
                             United                               Other       Total      Consol-
                 France      Kingdom      Italy      Austria     Europe      Europe       idated
                 --------------------------------------------------------------------------------

Sales            $18,281     $7,353      $ 8,643     $6,583      $18,585     $83,441     $293,860
Total Assets      11,214      2,663        8,841      1,895       19,877      53,746      345,314
Long-Lived
 Assets            1,376          -          902        596        8,094      14,074      126,150

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

11.  ACQUISITIONS

Fifth Dimension

      Effective January 1, 2002 we acquired Fifth Dimension Information Systems, Inc. ("Fifth Dimension") of Edmonton Canada, for $10.4 million. Fifth Dimension develops and markets data management software for plasma collection centers and fractionators. The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition and the acquisition cost is allocated to the acquirees' assets and liabilities based upon their fair market value at the date of acquisition.

      The purchase price was allocated to the net assets acquired based on estimates of fair value at the acquisition date. An independent valuation was performed to assess and allocate value to certain purchased tangible assets including property, plant and equipment. The fair market value of liabilities included in the net assets purchased was $0.4 million. No cash was purchased. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill. At March 29, 2003, the amount of recorded goodwill is $3.0 million. Pro forma results of Fifth Dimension's operations have not been presented because the effect of this acquisition is not material.

      A separate independent valuation was performed to assess and allocate value to the technology and customer contracts with the acquisition. The useful life assigned to the technology and the contracts was 6 years and 15 years respectively.

      This acquisition involves potential earn-out payments based on the acquired company reaching certain performance milestones. These payments, if made, will be allocated to goodwill. The first milestone, in the amount of $1.0 million, was earned as of the end of the fiscal year 2003. This payment has been accrued as of year-end and will be made in the first quarter of fiscal year 2004.

Pathogen Reduction Technology

      In the third quarter of fiscal 2002, we paid Baxter $10.0 million to acquire the right to integrate a new pathogen reduction technology into our platelet collection devices after the technology receives regulatory approvals (see note 2). The $10.0 million was expensed in our consolidated statement of operations as acquired research and development.

Transfusion Technologies

      On September 18, 2000, we acquired Transfusion Technologies Corporation. Transfusion designs, develops and markets systems for the processing of human blood for transfusion to patients. Its systems are based on centrifuge technology called the Dynamic Disk TM and consist of sterile, single-use disposable sets and computer controlled electromechanical devices that control the blood processing procedure. The systems have applications in both autotransfusion and blood component collection technologies.

      The aggregate purchase price, before transaction costs and cash acquired, of approximately $50.1 million was comprised of $36.5 million to Transfusion's common and preferred stockholders, and warrant and

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

11.  ACQUISITIONS-(continued)

option holders, and $13.6 million, representing the economic value of the Company's 19.8% preferred stock investment in Transfusion made in November 1999. The cash required to purchase the remaining 80.2% interest in Transfusion, was $26.6 million, net of cash acquired.

      The Transfusion merger was accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statement of operations includes Transfusion's results of operations commencing on the date of acquisition. The purchase price was allocated to the net assets acquired based on the Company's estimates of fair value at the acquisition date. The fair market value of liabilities included in the net assets purchased was $6.3 million. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $2.8 million. During the year following the acquisition, certain adjustments were made relative to the fair value assigned to net operating losses at the time of acquisition resulting in goodwill being reduced to zero, and a $1.0 million reduction of other acquired assets related to this transaction.

      The final allocation of the purchase price over the fair market value of the assets acquired is as follows:

      Consideration Paid for 80.2%                                 $45,046
      Plus other estimated transaction costs                         1,607(i)

      Total estimated purchase price                                46,653
      Less: estimated fair value of Transfusion's identifiable
       net assets on September 15, 2000                             43,832

      Total estimated goodwill due to acquisition                  $ 2,821

      Gross adjustment due to a change in the valuation of
       acquired net operating losses associated with the
       acquisition of Transfusion recorded in September 2000        (2,821)
                                                                   -------

      Balance as of March 30, 2002                                 $     -
                                                                   =======

(i) Transaction costs primarily include professional fees, costs to close down Transfusion's facility and severance costs.

Acquired Research and Development

      Included in the purchase price allocation for the acquisition of Transfusion was an aggregate amount of purchased in-process research and development ("IPR&D") of $21.5 million, $18.6 million of which is reflected in the 12 months ended March 31, 2001 consolidated statement of operations. The values represent purchased in-process technology that had not yet reached technical feasibility and had no alternative future use. Accordingly, the amounts were immediately expensed in the consolidated statement of operations.

      An independent valuation was performed to assess and allocate a value to the purchased IPR&D. The value represents the estimated fair market value based on risk-adjusted future cash flows generated by the products employing the in-process technology over a ten-year period. Estimated future after-tax cash flows for

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

11.  ACQUISITIONS-(continued)

each product were based on estimates of revenue from Transfusion and Haemonetics relative to revenue, operating expenses, income taxes, and charges for the use of contributory assets. Additionally, these cash flows were adjusted to compensate for the existence of any core technology and development efforts that were to be completed post-acquisition.

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

      The forecast data employed in the valuation were based upon projections of future performance of the business by both our management team and that of Transfusion. The inputs used in valuing the purchased IPR&D were based on assumptions that management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events or circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While we believe that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on our financial condition and results of operations.

      A brief description of the IPR&D projects related to the acquisition of Transfusion, including their estimated stage of completion and associated discount rates used in the accounting for them is outlined below.

      Chairside Separator(R). The Chairside Separator(R) is a portable, automated device used for the donor-side collection and processing of a single unit of whole blood into a unit of red cell concentrate and plasma. Unlike our other red cell collection systems, the Chairside Separator(R) does not return any blood components to the donor during a donation. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, we estimated that the Chairside Separator(R) project was 95% complete and that product sales would commence by the fourth quarter of fiscal 2002. The IPR&D value assigned to the Chairside Separator(R) was $17.6 million. A discount rate of 33% was employed in the analysis.

      We completed the clinical safety study on July 13, 2001 and submitted the 510(k) to the Food and Drug Administration ("FDA") on September 21, 2001. The FDA has not yet approved the Chairside Separator(R) and we have reallocated resources to speed the development of the Red Cell Collector discussed below. We estimate the remaining cost to obtain marketing clearance from the FDA at approximately $100,000.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

11.  ACQUISITIONS-(continued)

      Red Cell Collector ("RCC"). The RCC is a portable, automated device used for the collection and processing of two units of red blood cells from donors. The system collects and automatically anticoagulates a donor's whole blood while separating it into red blood cells and plasma. The plasma and 500 ml of saline is then re-infused back to the donor. The system is designed for use in a blood center, hospital, or mobile blood drive location and can be powered either through a standard AC outlet or by DC battery packs. At the time of the acquisition, we estimated that the RCC project was 65% complete and that product sales would commence by the second quarter 2003. The IPR&D value assigned to the RCC was $3.9 million. A discount rate of 33% was employed in the analysis.

      As of March 29, 2003, the estimated percent completion of the RCC project is 85%. Product sales are expected to commence in Europe during fiscal year 2004. Estimates for cost of sales, SG&A expenses and income tax rates relative to the RCC project remain unchanged. The majority of design, software programming, disposable set development, and sourcing requirements are complete. In addition, clinical trials will be conducted prior to submission of a 510(k) to the FDA. The estimated cost to be incurred to develop the purchased in-process RCC technology into a commercially viable product is $1.5 million in fiscal 2004.

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

      Twelve Months Ended                                           March 31, 2001
      ----------------------------------------------------------------------------

      Net revenues                                                     $295,236

      Operating income                                                   26,457

      Income from continuing operations                                  21,680

      Basic and diluted income per common share from continuing
       operations:
        Basic                                                          $  0.857
        Diluted                                                        $  0.834

      Weighted average number of common shares outstanding:
        Basic                                                            25,299
        Diluted                                                          26,005

      Unusual charges expensed in the 12 months ended March 31, 2001 resulting from the acquisition of Transfusion amounted to $4.6 million. Included in the unusual charges were $2.8 million in bonuses paid to key Transfusion executives hired by Haemonetics and severance to Haemonetics employees laid off due to overlaps created by the merger, a $0.5 million write-off of an investment in a technology which we decided not to pursue

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

11.  ACQUISITIONS-(continued)

in lieu of the technologies acquired in the merger, and the adjustment required to modify our 19.8% investment of Transfusion in November 1999 from the cost method to the equity method of accounting as required by generally accepted accounting principles.

      Plasma collection bottle plant

      In January 2001, we purchased the assets of Alpha Therapeutic Corporation's ("Alpha") Compton, California plasma collection bottle plant for $8.3 million. Cash of $7.5 million was paid to Alpha with $0.8 million held in escrow. The disposable plastic bottles made at the plant are used by many of the Company's existing U.S. Commercial Plasma customers. As part of the transaction, a long-term, exclusive supply agreement was signed for us to supply to Alpha plasma collection bottles and 4% Sodium Citrate anticoagulant solutions that are used in each plasma collection. The asset purchase was accounted for using the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the net assets acquired based on the estimates of fair value at the acquisition date. An independent valuation was performed to assess and allocate value to certain purchased tangible assets including property, plant and equipment. A separate independent valuation was performed to assess and allocate value to the customer base purchased in conjunction with the acquisition. This intangible asset is being amortized over 15 years. At March 31, 2001, the excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $0.7 million. During the year ended March 30, 2002, an adjustment was recorded to accrue costs associated with the shutdown of the Compton, California manufacturing facility. The impact was an increase to goodwill of $1.1 million. The goodwill is no longer being amortized in accordance with SFAS No. 142.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

12.  SUMMARY OF QUARTERLY DATA (UNAUDITED)

                                                                         First      Second       Third      Fourth
                                                                        Quarter     Quarter     Quarter     Quarter
                                                                        -------------------------------------------

Fiscal year ended March 29, 2003:
Net revenues                                                            $81,935     $87,025     $87,115     $80,881
Gross profit                                                             38,647      38,890      40,941      36,218
Operating income                                                          9,692       9,826      11,822       6,139
Net income                                                                6,775       6,780      10,347       4,477

Share data:
Net Income:
  Basic                                                                 $  0.27     $  0.28     $  0.43     $  0.19
  Diluted                                                               $  0.26     $  0.27     $  0.42     $  0.18

Fiscal year ended March 30, 2002:
Net revenues                                                            $75,801     $80,704     $84,411     $79,053
Gross profit                                                             36,311      39,801      41,235      37,487
Operating income                                                          9,532      12,954       2,806      11,156
Income before cumulative effect of change in accounting
 principle                                                                7,640       9,948       2,432       7,693
Cumulative effect of change in accounting principle, net of tax (a)       2,304           -           -           -
Net income                                                                9,944       9,948       2,432       7,693

Share data:
Income before cumulative effect of change in accounting principle
  Basic                                                                 $  0.29     $  0.38     $  0.09     $  0.29
  Diluted                                                               $  0.28     $  0.37     $  0.09     $  0.29

Net Income:
  Basic                                                                 $  0.38     $  0.38     $  0.09     $  0.30
  Diluted                                                               $  0.37     $  0.37     $  0.09     $  0.29

a) Effective April 1, 2001, the Company adopted SFAS 133, as amended, which resulted in the recognition of $2.3 million as a cumulative effect of a change in accounting principle, net of tax. This amount is the change in the fair value of forward contracts related to forward points, which the Company excludes from its assessment of hedge effectiveness (see Note 2 to the consolidated financial statements for further discussion).

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheet of Haemonetics Corporation (a Massachusetts corporation) and its subsidiaries as of March 29, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Haemonetics Corporation as of March 30, 2002 and for the years ended March 30, 2002 and March 31, 2001 were audited by other auditors who have ceased operations and whose report dated April 22, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and its subsidiaries as of March 29, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                       S/ERNST & YOUNG, LLP

Boston, Massachusetts
April 22, 2003

   THE FOLLOWING REPORT IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR
        ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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


                                       S/ARTHUR ANDERSEN

Boston, Massachusetts
April 22, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      In April 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated June 18, 2002.

      Our consolidated financial statements for each of the two fiscal years ended March 30, 2002 and March 31, 2001, were audited by Arthur Andersen, LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in the Form 10-K. As a result holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) The information concerning the Company's directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 22, 2003.

      (b) The information concerning the Executive Officers of the Company is set forth at the end of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference in our Proxy Statement for the Annual Meeting to be held July 22, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 22, 2003.

Stock Plans

      The following table below sets forth information as of March 29, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                                   (a)                     (b)                        (c)
                                                                                              Number of securities
                                           Number of securities     Weighted average          available for future
                                            to be issued upon       exercise price of        issuance under equity
                                               exercise of             outstanding             compensation plans
                                           outstanding options,     options, warrants        (excluding securities
Plan Category                              warrants and rights         and rights         reflected in column (a)) (1)
----------------------------------------------------------------------------------------------------------------------

Equity Compensation Plans approved by
 security holders                               4,755,178                $24.14                    1,869,653

Equity compensation plans not approved
 by security holders                                    -                     -                            -

Total                                           4,755,178                $24.14                    1,869,653

(1) Includes 261,877 shares available for purchase under the Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 14. CONTROLS AND PROCEDURES

      Within the ninety day period prior to the date of this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to them by others within those entities.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


<PAGE.  72


                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      The following documents are filed as a part of this report:

(a)   Financial Statements are included in Part II of this report

      Financial Statements required by Item 8 of this Form

         Consolidated Statements of Operations                      32
         Consolidated Balance Sheets                                33
         Consolidated Statements of Stockholders' Equity            34
         Consolidated Statements of Cash Flows                      35
         Notes to Consolidated Financial Statements                 36
         Report of Independent Public Accountants                   69

      Schedules required by Article 12 of Regulation S-X

      II Valuation and Qualifying Accounts            81

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

(c)      Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index at page 77, which is incorporated herein by reference.



SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAEMONETICS CORPORATION

                                       By:  /s/ Brad Nutter
                                            -------------------------------
                                            Brad Nutter, President
                                            and Chief Executive Officer

Date: June 6, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

<TABLE<
        Signature                                    Title                          Date
--------------------------------------------------------------------------------------------

/s/ Ronald Matricaria               Chairman of the Board                       June 6, 2003
-------------------------------
    Ronald Matricaria

/s/ Sir Stuart Burgess              Director                                    June 6, 2003
-------------------------------
    Sir Stuart Burgess

/s/ Brad Nutter                     President and Chief Executive Officer,      June 6, 2003
-------------------------------     Director (Principal Executive Officer)
    Brad Nutter

/s/ Ronald J. Ryan                  Sr. Vice President                          June 6, 2003
-------------------------------     and Chief Financial Officer,
    Ronald J. Ryan                  (Principal Financial Officer)

/s/ Susan M. Hanlon                 Vice President and Corporate Controller     June 6, 2003
-------------------------------     (Principal Accounting Officer)
    Susan M. Hanlon

/s/ Yutaka Sakurada                 Vice President Haemonetics Corp.            June 6, 2003
-------------------------------     and President, Haemonetics Japan
    Yutaka Sakurada                 Director

/s/ Benjamin L. Holmes              Director                                    June 6, 2003
-------------------------------
    Benjamin L. Holmes

/s/ Donna C. E. Williamson          Director                                    June 6, 2003
-------------------------------
    Donna C. E. Williamson

/s/ N. Colin Lind                   Director                                    June 6, 2003
-------------------------------
    N. Colin Lind

/s/ Harvey G. Klein M.D.            Director                                    June 6, 2003
-------------------------------
    Harvey G. Klein M.D.

/s/ Ronald G. Gelbman               Director                                    June 6, 2003
-------------------------------
    Ronald G. Gelbman

CERTIFICATION

I, Brad Nutter, President and Chief Executive Officer of Haemonetics Corporation, certify that:

1.    I have reviewed this annual report on Form 10-K of Haemonetics
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

                                       s/Brad Nutter
                                       ------------------------------------
                                       Brad Nutter, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)


<PAGE.  75


CERTIFICATION

I, Ronald J. Ryan, Senior Vice President and Chief Financial Officer of Haemonetics Corporation, certify that:

1.    I have reviewed this annual report on Form 10-K of Haemonetics
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

                                       s/Ronald J. Ryan
                                       ------------------------------------
                                       Ronald J. Ryan, Senior Vice
                                       President and Chief Financial
                                       Officer (Principal Financial
                                       Officer)

           EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

                      Number and Description of Exhibit

3.    Articles of Organization
      3A*   Articles of Organization of the Company effective August 29,
            1985, as amended December 12, 1985 and May 21, 1987 (filed as
            Exhibit 3A to the Company's Form S-1 No. 33-39490 and
            incorporated herein by reference).
      3B*   Form of Restated Articles of Organization of the Company (filed as Exhibit 3B to the Company's Form S-1 No. 33-39490 and
            incorporated herein by reference).
      3C*   Articles of Amendment to the Articles of Organization of the
            Company filed May 8, 1991 with the Secretary of the
            Commonwealth of Massachusetts (filed as Exhibit 3E to the
            Company's Amendment No. 1 to Form S-1 No. 33-39490 and
            incorporated herein by reference).
      3D    By-Laws of the Company, as amended May 1, 2001.

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

      10L* 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10M* Real Estate purchase agreement dated September 30, 1994 between The Midland Mutual Life Insurance Company and the Company (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10N* Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).
      10O* First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
      10P* Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
      10Q* Note Purchase agreement whereby Haemonetics Corporation authorized sale of $40,000,000, 7.05% Senior Notes due October 15, 2007 (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 27, 1997 and incorporated herein by reference).
      10R* 1998 Employee Stock Purchase Plan (filed as Exhibit 10Z to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10S*  1998 Stock Option Plan for Non-Employee Directors. (filed as
            Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10T* Lease, dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
      10U* Agreement on Bank Transactions between Haemonetics Corporation and the Bank of Tokyo-Mitsubishi, Ltd. dated February 14, 1985 (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1999 and incorporated herein by reference).
      10V* Agreement and Plan of Merger dated September 4, 2000 between Haemonetics Corporation and Transfusion Technologies Corporation (filed as Exhibit 2.1 to the Company's Form 8-K No. 1-14041 dated September 29, 2000 and incorporated herein by reference).
      10W* Amendment dated September 29, 2000 to the 7.05% Senior Notes Plan (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 30, 2000).
      10X*  Haemonetics Corporation 2000 Long-term Incentive Plan (filed as
            Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000).
      10Y* Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000).
      10Z* Amendment No. 3 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company, dated April 1, 1997 (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 30, 2002.)
      10AA* Amendment No. 4 to Lease dated July 3, 1991 between Wood Road
            Associates II Limited Partnership, as assigned to Trinet Essential Facilities XXIX, Inc., effective June 18, 1998, and the Company, dated February 25, 2002. (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 30, 2002.)
      10AB* Employment Agreement between the Company and Ronald J. Ryan.
            (filed as Exhibit 10.2 to the Company's Form 10-Q No. 1-10730 for the quarter ended June 29, 2002.)
      10AC* Employment Agreement between the Company and Stephen C. Swenson
            (filed as Exhibit 10.3 to the Company's Form 10-Q No. 1-10730 for the quarter ended June 29, 2002.)
      10AD* Employment Agreement between the Company and Thomas D. Headley
            (filed as Exhibit 10.5 to the Company's Form 10-Q No. 1-10730 for the quarter ended June 29, 2002.)
      10AE Employment agreement between Brad Nutter and Haemonetics Corporation dated April 1, 2003.

      10AF First Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts.
      10AG Second Amendment to lease dated July 17, 1990 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania.
      10AH Form of Option Agreements for Non-Qualified stock options for the 1992 Long-Term Incentive Plan for Employees.
      10AI  Form of Option Agreements for Non-Qualified stock options for the 1998 Stock Option Plan for Non-Employee Directors.
      10AJ  Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees.
      10AK Form of Option Agreements for Non-Qualified stock options for the 2000 Long-Term Incentive Plan for Non-Employee Directors.
      10AL  Employment Agreement between the Company and Robert Ebbeling.

      21    Subsidiaries of the Company.

      23.1  Consent of the Independent Public Accountants, Ernst &
            Young LLP.

      23.2  Consent of the Independent Public Accountants, Arthur
            Andersen LLP.

      99.1 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company.

      99.2 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald J. Ryan, Senior Vice President and Chief Financial Officer of the Company.

                   (All other exhibits are inapplicable.)

*     Incorporated by reference.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

       SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. Financial statements for the years ended March 30, 2002 and March 31, 2001 were audited by other auditors who have ceased operations. The schedule listed in the index in item 15(a) is the responsibility of Company's management and is presented for purposes of complying with disclosures required by the Securities and Exchange Commission's rules and is not a required part of the financial statements. Such information, except for that pertaining to the years ended March 30, 2002 and March 31, 2001, on which other auditors have expressed an unqualified opinion, has been subjected to the auditing procedures applied to our audit of the basic financial statements for the year ended March 29, 2003 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                       S/ERNST & YOUNG, LLP

Boston, Massachusetts
April 22, 2003

SCHEDULE II

HAEMONETICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                       Balance at      Charged to     Charged to     Write-Offs       Balance
                                      Beginning of     Costs and        Other          (Net of        at End
                                         Period         Expenses       Accounts      Recoveries)     of Period
                                      ------------------------------------------------------------------------

For Year Ended March 29, 2003

  Allowance for Doubtful Accounts        $1,298           $149          $    -         $     2        $1,449
  Purchase Accounting Reserves           $   44           $ 44          $    -               -             -

For Year Ended March 30, 2002

  Allowance for Doubtful Accounts        $1,233           $198          $    -         $  (133)       $1,298
  Purchase Accounting Reserves           $  601           $  -          $1,139         $(1,696)       $   44

For the Year Ended March 31, 2001

  Allowance for Doubtful Accounts        $1,149           $279          $    -         $  (195)       $1,233
  Purchase Accounting Reserves           $    -           $  -          $2,661         $(2,060)       $  601