Form 10-Q
period 2003-06-28
HAEMONETICS CORP
filed 2003-08-12
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

        Quarterly Report Under Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

For the quarter ended:  June 28, 2003      Commission File Number:  1-10730
                        -------------                               -------

                           HAEMONETICS CORPORATION
           (Exact name of registrant as specified in its charter)

        Massachusetts                                04-2882273
---------------------------------       ------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

                     400 Wood Road, Braintree, MA 02184
                  (Address of principal executive offices)

    Registrant's telephone number, including area code:    (781) 848-7100

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.

                        Yes    X__          No
                             -----              -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                        Yes    X__          No
                             -----              -----

The number of shares of $.01 par value common stock outstanding as of June 28, 2003: 24,083,164
          ----------

                           HAEMONETICS CORPORATION
                                    INDEX

                                                                           PAGE
                                                                           ----

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

      Unaudited Consolidated Statements of Income -
       Three Months Ended June 28, 2003 and June 29, 2002                     2

      Unaudited Consolidated Balance Sheets - June 28, 2003 and
       March 29, 2003                                                         3

      Unaudited Consolidated Statement of Stockholders' Equity -
       Three Months Ended June 28, 2003                                       4

      Unaudited Consolidated Statements of Cash Flows -Three Months
       Ended June 28, 2003 and June 29, 2002                                  5

      Notes to Unaudited Consolidated Financial Statements                 6-12

ITEM 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    13-19

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk       20

ITEM 4.     Controls and Procedures                                          21

PART II.    OTHER INFORMATION                                                22

ITEM 5.     Other Information                                                22

ITEM 6.     Exhibits and Reports on Form 8-K                                 22

      Signatures

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except share data)


                                                        Three Months Ended
                                                       ---------------------
                                                       June 28,     June 29,
                                                         2003         2002
                                                       --------     --------

Net revenues                                           $88,283      $81,935
Cost of goods sold                                      48,697       43,288
                                                       -------      -------
Gross profit                                            39,586       38,647

Operating expenses:
  Research and development                               4,997        4,939
  Selling, general and administrative                   26,403       24,016
                                                       -------      -------
      Total operating expenses                          31,400       28,955
                                                       -------      -------

Operating income                                         8,186        9,692

Interest expense                                          (786)        (877)
Interest income                                            283          441
Other income, net                                          103          563
                                                       -------      -------

Income before provision for income taxes                 7,786        9,819

Provision for income taxes                               2,803        3,044
                                                       -------      -------

Net income                                             $ 4,983      $ 6,775
                                                       =======      =======

Basic earnings per common share                        $  0.21      $  0.27

Diluted earnings per common share                      $  0.21      $  0.26

Weighted average shares outstanding
  Basic                                                 24,063       25,318
  Diluted                                               24,223       26,110

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                           June 28, 2003    March 29, 2003
                                                           -------------    --------------
                                                            (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                    $ 50,190         $ 49,885
  Accounts receivable, less allowance of $1,493
   at June 28, 2003 and $1,449 at March 29, 2003                 84,326           77,913
  Inventories                                                    64,178           65,805
  Current investment in sales-type leases, net                    2,488            2,681
  Deferred tax asset                                             17,520           17,307
  Prepaid expenses and other current assets                      12,523            9,664
                                                               --------         --------
      Total current assets                                      231,225          223,255

      Total property, plant and equipment                       252,217          244,499
      Less: accumulated depreciation                            169,294          160,512
                                                               --------         --------
      Net property, plant and equipment                          82,923           83,987
Other assets:
  Investment in sales-type leases, net (long-term)                3,003            2,968
  Other intangibles, less amortization of $4,218 at
   June 28, 2003 and $3,753 at March 29, 2003                    26,082           26,339
  Goodwill, net                                                  16,234           16,010
  Deferred tax asset, net                                         3,022            2,954
  Other long-term assets                                          3,694            3,695
                                                               --------         --------
      Total other assets                                         52,035           51,966
                                                               --------         --------
      Total assets                                             $366,183         $359,208
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt       $ 38,633         $ 39,005
  Accounts payable                                               14,759           13,677
  Accrued payroll and related costs                              12,196           11,930
  Accrued income taxes                                           11,264           12,093
  Other accrued liabilities                                      21,292           23,670
                                                               --------         --------
      Total current liabilities                                  98,144          100,375

Long-term debt, net of current maturities                        31,502           31,612
Other long-term liabilities                                       4,100            3,984

Stockholders' equity:
  Common stock, $0.01 par value; Authorized - 80,000,000
   shares; Issued - 31,679,099 shares at June 28, 2003
   and 31,664,849 shares at March 29, 2003                          317              317
  Additional paid-in capital                                    108,806          108,770
  Retained earnings                                             297,954          292,971
  Accumulated other comprehensive loss                           (9,961)         (13,486)
                                                               --------         --------
  Stockholders' equity before treasury stock                    397,116          388,572
      Less: Treasury stock at cost - 7,595,935 shares
       at June 28, 2003 and 7,626,096 shares at
       March 29, 2003                                           164,679          165,335
                                                               --------         --------
      Total stockholders' equity                                232,437          223,237
                                                               --------         --------
      Total liabilities and stockholders' equity               $366,183         $359,208
                                                               ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Unaudited- in thousands)


                                                                                        Accumulated
                                    Common Stock    Additional                             Other         Total
                                    ------------     Paid-in     Treasury    Retained  Comprehensive  Stockholders'  Comprehensive
                                    Shares    $'s    Capital      Stock      Earnings       Loss         Equity         Income
                                    ------    ---   ----------   --------    --------  -------------  -------------  -------------

Balance, March 29, 2003             31,665   $317    $108,770   ($165,335)   $292,971     ($13,486)     $223,237

  Employee stock purchase plan         ---    ---        (202)        656         ---          ---           454
  Exercise of stock options
   and related tax benefit              14    ---         238         ---         ---          ---           238
  Net income                           ---    ---         ---                   4,983          ---         4,983        $4,983
  Foreign currency translation
   adjustment                          ---    ---         ---         ---         ---        3,807         3,807         3,807
  Unrealized loss on derivatives       ---    ---         ---         ---         ---         (282)         (282)         (282)
                                                                                                                        ------
  Comprehensive income                 ---    ---         ---         ---         ---          ---           ---        $8,506
                                    ------   ----    --------   ---------    --------      -------      --------

Balance, June 28, 2003              31,679   $317    $108,806   ($164,679)   $297,954      ($9,961)     $232,437
                                    ======   ====    ========   =========    ========      =======      ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                        Three Months Ended
                                                                      ----------------------
                                                                      June 28,      June 29,
                                                                        2003          2002
                                                                      --------      --------

Cash Flows from Operating Activities:
  Net income                                                          $ 4,983       $  6,775
                                                                      -------       --------

  Adjustments to reconcile net income to net cash provided by operating activities:

  Non cash items:
    Depreciation and amortization                                       7,585          7,064
    Deferred tax (benefit) expense                                        (95)           134
    Tax benefit related to the exercise of stock options                    3            356
    Unrealized gain from hedging activities                              (616)        (1,803)

  Change in operating assets and liabilities:
    Increase in accounts receivable - net                              (3,821)          (907)
    Decrease (increase) in inventories                                    138         (7,394)
    Decrease in sales-type leases (current)                               278            153
    Increase in prepaid income taxes                                     (907)          (229)
    Increase in other assets and other long-term liabilities           (1,687)         (939)
    (Decrease) increase in accounts payable and accrued payroll           855         (2,546)
    (Decrease) increase in accrued taxes                                 (928)         1,792
    Decrease in accrued expenses                                       (2,890)        (1,188)
                                                                      -------       --------
      Net cash provided by operating activities                         2,898          1,268
                                                                      -------       --------

Cash Flows from Investing Activities:
  Purchases of available-for-sale investments                             ---        (11,670)
  Gross proceeds from sale of available-for-sale investments              ---         44,306
  Capital expenditures on property, plant and equipment,
   net of retirements and disposals                                    (2,127)        (2,762)
  Performance milestone payment to acquired software
   development company                                                 (1,020)           ---
  Net decrease in sales-type leases (long-term)                            90            270
                                                                      -------       --------
      Net cash (used in) provided by investing activities              (3,057)        30,144
                                                                      -------       --------

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                             (101)           (93)
  Net decrease in short-term revolving credit agreements                 (943)          (498)
  Employee stock purchase plan purchases                                  454            361
  Exercise of stock options                                               235          1,560
  Purchase of treasury stock                                              ---        (26,032)
                                                                      -------       --------
      Net cash used in financing activities                              (355)       (24,702)
                                                                      -------       --------

Effect of exchange rates on cash and cash equivalents                     819            383
                                                                      -------       --------
Net increase in cash and cash equivalents                                 305          7,093

Cash and cash equivalents at beginning of period                       49,885         34,913
                                                                      -------       --------
Cash and cash equivalents at end of period                            $50,190       $ 42,006
                                                                      =======       ========

Non-cash investing and financing activities:
Transfers from inventory to fixed assets for placements of
 Haemonetics equipment                                                $ 2,870         $ 3,133
Reclassifications from long-term credit agreements to
 short-term credit agreements                                         $     0         $ 2,384

Supplemental disclosures of cash flow information:
  Interest paid                                                       $ 1,219         $ 1,415
  Income taxes paid                                                   $ 4,482         $   778

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the three-month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2004. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 29, 2003.

      Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 2004 presentation.

      Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2004 includes 53 weeks with the first three quarters of the fiscal year including 13 weeks and the fourth quarter of fiscal 2004 including 14 weeks. Fiscal year 2003 included 52 weeks with all four quarters including 13 weeks.

2.    EARNINGS PER SHARE

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding. Diluted EPS includes the effect of potential dilutive common shares.


                                          For the three months ended
                                        June 28, 2003    June 29, 2002
                                   ----------------------------------------
                                   (in thousands, except per share amounts)
                                   ----------------------------------------

Basic EPS
Net income                                 $ 4,983          $ 6,775

Weighted average shares                     24,063           25,318
                                           ------------------------

Basic earnings per share                   $  0.21          $  0.27
                                           ------------------------

Diluted EPS
Net income                                 $ 4,983          $ 6,775

Basic weighted average shares               24,063           25,318
Effect of stock options                        160              792
                                           ------------------------

Diluted weighted average shares             24,223           26,110
                                           ------------------------

Diluted earnings per share                 $  0.21          $  0.26
                                           ------------------------

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

3.    STOCK-BASED COMPENSATION

      Effective in the fourth quarter of fiscal 2003, we adopted the new disclosure provision for employee stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued by FASB in December 2002. We will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25").

      Under APB No. 25, because our exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no accounting recognition is given to options granted to employees and directors until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The compensation cost for options granted to consultants is recorded at fair value in accordance with Emerging Issues Task Force, "EITF" issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

      Had compensation costs under our stock-based compensation plans been determined based on the fair value model of FAS 123, the effect on our earnings per share would have been as follows:


                                               For the three months ended
                                             June 28, 2003    June 29, 2002
                                             ------------------------------
                                        (in thousands, except per share amounts)

Net income (as reported):                       $ 4,983          $ 6,775

Deduct: Total stock-based employee
 compensation expense determined
 under the fair value method for all
 awards, net of tax                             $(1,480)         $(2,102)
                                                ------------------------
Pro Forma Net Income:                           $ 3,503          $ 4,673
                                                ========================

Earnings per share:

Basic
  As Reported                                   $  0.21          $  0.27
  Pro forma                                     $  0.15          $  0.19

Diluted
  As Reported                                   $  0.21          $  0.26
  Pro forma                                     $  0.15          $  0.18

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

4.    ACCOUNTING FOR SHIPPING AND HANDLING COSTS

      Shipping and handling costs are included in costs of goods sold with the exception of $1.3 million for both the first quarter of fiscal 2004 and fiscal 2003. We include these costs in selling, general and administrative expenses.

5.    FOREIGN CURRENCY

      We enter into forward exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues, principally Japanese Yen and Euro. The purpose of our hedging strategy is to lock in foreign exchange rates for twelve months to minimize, for this period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

6.    PRODUCT WARRANTIES

      We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposable products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.


                                                             For the three months ended
                                                           June 28, 2003    June 29, 2002
                                                           ------------------------------
                                                      (in thousands, except per share amounts)

Warranty accrual as of the beginning of the period             $1,056            $800

Provision related to preexisting warranties                        --              --

Warranty Provision                                                158             182

Warranty Spending                                                (492)           (182)
                                                               ----------------------
Warranty accrual as of the end of the period                   $  722            $800
                                                               ======================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

7.    COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.


                                               Three Months Ended
                                         ------------------------------
(In thousands)                           June 28, 2003    June 29, 2002
                                         -------------    -------------

Net income                                   $4,983          $6,775

Other comprehensive income:

  Foreign currency translation                3,807           5,409
  Unrealized loss on cash flow
   hedges, net of tax                        (2,163)         (6,059)

  Reclassifications into earnings of
   cash flow hedge (gains)
   losses, net of tax                         1,881            (428)
                                             ----------------------

Comprehensive income                         $8,508          $5,697
                                             ======================

8.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

      Inventories consist of the following:


                   June 28, 2003    March 29, 2003
                   -------------------------------
                            (in thousands)

Raw materials         $15,207          $17,037
Work-in-process         4,416          $ 4,597
Finished goods         44,555          $44,171
                      ------------------------
                      $64,178          $65,805
                      ========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

9.    ACQUIRED INTANGIBLE ASSETS


As of June 28, 2003
-------------------

                                                                                       Weighted
                                                 Gross Carrying     Accumulated        Average
                                                     Amount         Amortization     Useful Life
                                                 (in thousands)    (in thousands)    (in years)
                                                 --------------    --------------    -----------

Amortized Intangibles
---------------------

Patents                                             $ 6,371            $1,238            14

Other technology                                     11,752             1,409            15

Customer contracts and related relationships         11,690             1,571            15
                                                    -------------------------

Subtotal                                            $29,813            $4,218            15

Indefinite Life Intangibles
--------------------------

Trade name                                              487                --        Indefinite
                                                    -------------------------

Total Intangibles                                   $30,300            $4,218
                                                    =========================


As of March 29, 2003
--------------------

                                                                                       Weighted
                                                 Gross Carrying     Accumulated        Average
                                                     Amount         Amortization     Useful Life
                                                 (in thousands)    (in thousands)    (in years)
                                                 --------------    --------------    -----------

Amortized Intangibles
---------------------

Patents                                             $ 6,371            $1,119            14

Other technology                                     11,746             1,274            15

Customer contracts and related relationships         11,498             1,360            15
                                                    -------------------------

Subtotal                                            $29,615            $3,753            15

Indefinite Life Intangibles
---------------------------

Trade name                                              477                --        Indefinite
                                                    -------------------------

Total Intangibles                                   $30,092            $3,753
                                                    =========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


      The only change to the net carrying value of our intangible assets from March 29, 2003 to June 28, 2003 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of our Canadian subsidiary.

      Aggregate amortization expense for amortized other intangible assets for the three months ended June 28, 2003 and the three months ended June 29, 2002 was $0.5 million and $0.4 million, respectively. Additionally, future amortization expenses on other intangible assets for each of the succeeding five fiscal years approximate $2.1 million.

10.   GOODWILL

      The change in the carrying amount of our goodwill during the three months ended June 28, 2003 is as follows (in thousands):


Carrying amount as of March 29, 2003              $16,010

Effect of change in rates used for translation        224
                                                  -------
Carrying amount as of June 28, 2003               $16,234
                                                  =======

11.   COMMITMENTS AND CONTINGENCIES

      We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

12.   SEGMENT INFORMATION

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

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

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

      Other includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, Fifth Dimension. Fifth Dimension provides information management products and services to plasma collectors and fractionators.

Three months ended (in thousands)


June 28, 2003
-------------
                                    Blood Bank    Red Cells    Surgical    Plasma    Other     Total
                                    ----------    ---------    --------    ------    -----     -----

Revenues from external customers     $27,591        4,679       20,370     30,241    5,402    $88,283

June 29, 2002
-------------

Revenues from external customers     $26,493        3,643       18,334     29,437    4,028    $81,935

13.   SUBSEQUENT EVENT

      On August 12, 2003, the Company reported details of a reorganization to divide into two worldwide "Donor" and "Patient" divisions to better serve customers and align organizational structure and size with growth opportunities. As a result of the reorganization, the Company reduced its worldwide workforce of 1,500 employees by approximately 4%. No facilities will be closed. The reductions will result in a charge for severance and related costs of approximately $2.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 28, 2003 (FISCAL 2004) COMPARED TO THREE
 MONTHS ENDED JUNE 29, 2002 (FISCAL 2003)

      The table outlines the components of the consolidated statements of operations as a percentage of net revenues:


                                         Percentage of Net Revenues
                                         For the three months ended
                                         --------------------------
                                                                         Percentage
                                             June 28,    June 29,         Increase/
                                               2003        2002          (Decrease)
                                             --------    --------        ----------

Net revenues                                  100.0%      100.0%            7.7 %
Cost of goods sold                             55.2        52.9            12.5
                                              ---------------------------------
Gross profit                                   44.8        47.1             2.4
                                              ---------------------------------
Operating expenses:
  Research and development                      5.6         6.0             1.2
  Selling, general and administrative          29.9        29.3             9.9
                                              ---------------------------------
      Total operating expenses                 35.5        35.3             8.4
                                              ---------------------------------
Operating income                                9.3        11.8           (15.5)
Interest expense                               (0.9)       (1.1)          (10.4)
Interest income                                 0.3         0.6           (35.8)
Other income, net                               0.1         0.7           (81.7)
                                              ---------------------------------
Income from operations before
 provision for income taxes                     8.8        12.0           (20.7)
Provision for income taxes                      3.2         3.7            (7.9)
                                              ---------------------------------
Net income                                      5.6%        8.3%          (26.5)%
                                              =================================

Net Revenue Summary
-------------------


                                                          %
                             June 28,     June 29,    Increase/
By location                    2003         2002     (Decrease)
-----------                  --------     --------   ----------

United States                $31,552      $30,930       2.0%
International                 56,731       51,005      11.2%
                             ------------------------------
Net revenues                 $88,283      $81,935       7.7%


                                                          %
                             June 28,     June 29,    Increase/
By product type                2003         2002     (Decrease)
---------------              --------     --------   ----------

Disposables                  $78,395      $73,488       6.7%
Misc. & service                5,402        4,028      34.1%
Equipment                      4,486        4,419       1.5%
                             ------------------------------
Net revenues                 $88,283      $81,935       7.7%





                                                          %
Disposable revenue by        June 28,     June 29,    Increase/
product line                   2003         2002     (Decrease)
---------------------        --------     --------   ----------

Surgical                     $18,293      $17,263       6.0%
Blood bank                    25,949       24,039       7.9%
Red Cell                       4,564        3,528      29.4%
Plasma                        29,589       28,658       3.2%
                             ------------------------------
Total disposables revenue    $78,395      $73,488       6.7%

Net Revenues

      Net revenues for the three months ended June 28, 2003, increased
$6.3 million to $88.3 million from $81.9 million for the three months ended June 29, 2002. The sales increase was a result of volume increases from both disposable and miscellaneous and service sales, which include sales from our software company, Fifth Dimension, and as well as positive effects from foreign currency. See the section below entitled "Foreign Exchange" for a complete discussion of how foreign exchange impacts our business. International sales accounted for 64.3% of net sales for the first quarter of fiscal 2004 as compared to 62.7% in the first quarter of fiscal 2003.

Disposable Sales
----------------

      Disposable sales increased 6.7% or $4.9 million. By product line, disposable sales increased in worldwide Surgical (up 6.0%), worldwide Bloodbank (up 7.9%), worldwide Red Cell (up 29.4%), and worldwide Plasma (up 3.2%).

      Surgical- Worldwide Surgical disposable sales includes our traditional cardiovascular cell salvage business and our OrthoPAT(R) business. Foreign currency contributed to over one-half of the increase in Surgical sales. The remainder of the increase in worldwide surgical revenues was due to increased OrthoPAT(R) disposable volumes in the orthopedic markets in the U.S. and Europe as orthopedic physicians continue to adopt cell salvage as a cost effective blood conservation strategy.

      Bloodbank- Slightly more than one-half of the increase in worldwide Bloodbank disposable sales was due to the effects of foreign currency. Other increases were a result of platelet volume increases in Japan and Asia.

      Red Cell - Worldwide Red Cell sales grew primarily due to volume increases in the U.S. as customers (new and existing) reacted to red cell shortages by introducing automation into their collection operations as a means to increase the number of units of blood collected from a declining number of eligible donors.

      Plasma -Foreign currency accounted for substantially all of the increase in worldwide Plasma disposables sales. Plasma sales increased due to the expansion of our Plasma product line with the addition of solutions and containers and because of disposable volume increases in Europe. These increases were offset by disposable volume decreases in Japan and the U.S. The decrease in Japan was due to a decline in collections over the previous year as the Japanese Red Cross decreased collection targets. The U.S. volume decrease was due to the loss of all revenue from a customer as a result of industry consolidation and a decrease in sales to another customer, Alpha Therapeutic Corporation (Alpha). Although Baxter announced its intent to acquire certain assets of Alpha in early calendar 2003, the acquisition has not been completed. We cannot estimate future Alpha revenues as it is not clear whether or when the acquisition will be completed, or if completed, Baxter's plans for the collection centers. Our sales to Alpha in the first quarter of fiscal 2004 were $4.1 million. Alpha has several exclusive purchasing contracts with us which begin to lapse in January 2005 through 2009.

Miscellaneous and Service Sales
-------------------------------

      Miscellaneous and service sales include revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and revenue from our software division, Fifth Dimension.

      Miscellaneous and service sales increased 34.1% or $1.4 million year over year. Both components of miscellaneous and service sales contributed almost equally to this increase.

Equipment Sales
---------------

      Equipment sales increased exclusively due to the effects of foreign currency. Most of our equipment sales occur in markets outside the U.S., as in the U.S. we generally place equipment with a customer in exchange for an agreement to purchase disposables or to pay a rental fee.

Gross profit

      Gross profit of $39.6 million for the first quarter of fiscal 2004 increased $0.9 million from $38.6 million for the first quarter of fiscal 2003. Foreign currency and the cost reductions generated by our Customer Oriented Redesign for Excellence ("CORE") program were the most significant reasons for the increase. These increases were partly offset by the $0.9 million provision for excess and obsolete inventory. We took this provision for two reasons: 1) the decision to phase out an earlier generation device and 2) revised demand estimates for certain purchased equipment and disposables.

      For the first three months of fiscal 2004, the CORE program generated a $1.0 million improvement in our gross profit by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *     Research and Development
            ------------------------

      We spent $5.0 million on research and development for the first quarter of fiscal 2004 (5.6% as a percentage of sales) and $4.9 million for the first quarter of fiscal 2003 (6.0% as a percentage of sales). The increase in research and development expense is related primarily to foreign exchange.

      *     Selling, general and administrative
            -----------------------------------

      Selling, general and administrative expenses increased $2.4 million in the first quarter of fiscal 2004 from $24.0 million in the first quarter of fiscal 2003. A little more than one-half of the increase in spending is related to foreign exchange. The remainder of the increase is due to increased spending in selling, marketing, and field support to support revenue growth.

Operating Income

      Operating income for the first quarter of fiscal 2004 decreased
$1.5 million from the first quarter of fiscal 2003 and decreased to 9.3% of sales in the first quarter of fiscal 2004 from 11.8% in the first quarter of fiscal 2003. The $1.5 million decrease in operating income is primarily a result of the effects of foreign currency. While foreign currency contributed to an increase in gross profit, this was more than fully offset by the increase foreign currency caused in our operating expenses.

Foreign Exchange

      Approximately 64% of our sales are generated outside the U.S., yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency, primarily the Euro and the Japanese Yen. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

      It is our policy to lock in for a period of time the impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales. We refer to these contracts as our plan hedges. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because we enter into forward contracts one year in advance, exchange rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

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

      The favorable or (unfavorable) changes are in comparison to the same period of the prior year. A favorable change is recorded when we will obtain relatively more U.S. dollars for each of the underlying foreign currencies than we did in the prior period. An unfavorable change is recorded when we obtain relatively fewer U.S. dollars for each of the underlying foreign currencies than we did in the prior period. These indexed hedge rates impact sales, and as a result also gross profit, operating income, and net income, in our financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                              Composite Index     Favorable / (Unfavorable)
                              Hedge Spot Rates    Change versus Prior Year
                              ----------------    -------------------------

    FY2001              Q1         1.04                     5.4%
                        Q2         1.00                     8.2%
                        Q3         0.92                    12.9%
                        Q4         0.97                    10.2%
                                   ----------------------------
    2001     Total                 0.98                     9.1%

    FY2002              Q1         0.99                     5.2%
                        Q2         0.97                     3.3%
                        Q3         1.01                    (8.6%)
                        Q4         1.05                    (7.5%)
                                   ----------------------------
    2002    Total                  1.00                    (2.0%)

    FY2003              Q1         1.09                    (8.9%)
                        Q2         1.08                   (10.3%)
                        Q3         1.10                    (8.1%)
                        Q4         1.17                   (11.0%)
                                   ----------------------------
    2003    Total                  1.11                    (9.5%)

    FY2004              Q1         1.13                    (3.6%)
                        Q2         1.05                     3.6%
                        Q3         1.06                     3.2%
                        Q4         1.01                    15.9%
                                   ----------------------------
    2004    Total                  1.06                     4.9%

    FY2005              Q1         0.97                    15.7%
                        Q2         0.99                     5.1%
                                   ----------------------------

Other income (expense), net

      Interest expense for the first quarter of fiscal 2004 was slightly down compared to the first quarter of fiscal 2003. Nearly all of our long-term debt is at fixed rates. Interest income decreased $0.2 million from 2003 to 2004, due primarily to lower average balances of cash invested and lower investment yields. Other income, net decreased $0.5 million from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 due to a decrease in income earned from points on forward contracts in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

      The income tax provision, as a percentage of pretax income, was 36.0% for the first quarter in fiscal year 2004. This increase from 31.0% for the first quarter in fiscal year 2003 is attributable to tax efficient cash repatriations and other non-recurring tax benefits in the prior year. We expect our tax rate to continue at 36.0% for fiscal 2004.

Liquidity and Capital Resources

      Our primary sources of capital include cash and short-term investments, internally generated cash flows, and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures, acquisitions, new business development, share repurchases, working capital, and severance and related costs associated with a reorganization announced on August 11, 2003 (see note 13 to the interim financial statements), for at least the next twelve months.

      During the first quarter of fiscal 2004, we funded our activities primarily with $2.9 million of cash flows generated by operations.

      Working capital at June 28, 2003, was $133.1 million. This reflects an increase of $5.3 million in working capital from the same period in the prior year largely due to an increase in cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued payroll and related costs offset by a decrease in inventory and deferred tax asset.

Cash Flow Overview:

      Cash and short-term investments for the first quarter of fiscal 2004, before the effect of exchange rates, decreased $0.5 million, which represents a decrease in cash flow of $7.2 million compared to the $6.7 million in cash provided during the first quarter of fiscal 2003. The $7.2 million decrease was a result of the $32.6 million in cash provided from the liquidation of available-for-sale investments in the prior year, offset by the $26.0 million spent in the prior year on treasury stock purchases.

Operating Activities:

      Cash provided by operating activities was $2.9 million for the first quarter of fiscal 2004, as compared to $1.3 million in the first quarter of fiscal 2003. The $1.6 million increase was primarily related to inventory changes in fiscal 2003 offset by changes in accounts receivable and additional tax payments in fiscal 2004. Cash spent on inventory decreased in the first quarter of fiscal 2004 as compared to fiscal 2003 due to lower inventory balances in fiscal 2004. Accounts receivable increased due to the increase in sales and the timing of payments.

Investing Activities:

      We used $3.1 million for investing activities in the first quarter of fiscal 2004, which represents a decrease of $33.2 million from the $30.1 million in cash provided in the first quarter of fiscal 2003. The

$33.2 million decrease in cash provided was a result of the liquidation of our available for sale investments in fiscal 2003. Also in the first quarter of fiscal 2004, we made a performance milestone payment relating to the acquisition of Fifth Dimension.

Financing Activities:

      Our financing activities in the first quarter of fiscal 2004 utilized $0.4 million in cash as compared to $24.7 million utilized in the first quarter of fiscal 2003. This decrease in cash utilized was due to the fact that we did not purchase any treasury stock in the first quarter of fiscal 2004 while we used $26.0 million in the first quarter of fiscal 2003 to purchase treasury stock.

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

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements we make which are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed," and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

      See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At June 28, 2003, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:


   Hedged         (BUY) / SELL     Weighted Spot     Weighted Forwar
  Currency       Local Currency    Contract Rate      Contract Rate      Fair Value        Maturity
  --------       --------------    -------------     ---------------     ----------        --------

Euro                 8,400,000     $0.980             $0.966            ($1,517,537)     Jul-Sep 2003
Euro                 9,700,000     $0.986             $0.973            ($1,303,088)     Oct-Dec 2003
Euro                 9,500,000     $1.100             $1.088              ($511,157)     Jan-Feb 2004
Euro                 6,000,000     $1.149             $1.137               ($30,468)     Mar-May 2004
Japanese Yen     1,775,000,000      120.7 per US$      118.6 per US$       ($70,191)     Jul-Sep 2003
Japanese Yen     1,725,000,000      121.6 per US$      119.8 per US$      ($255,833)     Oct-Dec 2003
Japanese Yen     1,615,000,000      118.3 per US$      116.7 per US$        $69,009      Jan-Feb 2004
Japanese Yen     1,265,000,000      117.3 per US$      115.8 per US$       $110,266      Mar-May 2004
                                                                        -----------
      Total:                                                            ($3,508,998)
                                                                        -----------

      We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $8.8 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $9.9 million decrease in the fair value of the forward contracts.

Interest Rate Risk

      All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At June 28, 2003, the fair value of our long-term debt was approximately $3.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $22.9 million, 7.05% fixed rate senior notes and our $8.6 million, 8.41% real estate mortgage.

      At June 29, 2002, the fair value of our long-term debt was approximately $3.0 million higher than the value of the debt reflected on our financial statements. This higher fair value was primarily related to the $28.6 million, 7.05% fixed rate senior notes and the $9.1 million, 8.41% real estate mortgage.

      Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at March 29, 2003 the fair value of our long-term debt would change by approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

      We conducted an evaluation, as of June 28, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

      There was no change in our internal control over financial reporting during the quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            Not applicable.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            None


Item 5.     Other Information

            On August 12, 2003, the Company reported details of a reorganization to divide into two worldwide "Donor" and "Patient" divisions to better serve customers and align organizational structure and size with growth opportunities. As a result of the reorganization, the Company reduced its worldwide workforce of 1,500 employees by approximately 4%. No facilities will be closed. The reductions will result in a charge for severance and related costs of approximately $2.7 million. Attached as exhibit 99 is a press release made by the Company on August 12, 2003.

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a)   Exhibits

            31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

            31.2 Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Ronald J. Ryan, Senior Vice President and Chief Financial Officer of the Company

            32.1 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

            32.2 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald J. Ryan, Senior Vice President and Chief Financial Officer of the Company

            99  Press release made by the Company on August 12, 2003

            (b)   Reports on Form 8-K

            We filed a report on Form 8-K on April 24, 2003 furnishing a press release we issued on April 23, 2003 announcing our fiscal 2003 fourth quarter and year-end results.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HAEMONETICS CORPORATION


Date: August 12, 2003                  By: /s/Brad Nutter
                                           --------------------------------
                                           Brad Nutter, President and Chief
                                           Executive Officer

Date: August 12, 2003                  By: /s/ Ronald J. Ryan
                                           --------------------------------
                                           Ronald J. Ryan, Senior Vice
                                           President and Chief Financial
                                           Officer (Principal Financial
                                           Officer)