Form 10-Q
period 2003-09-27
HAEMONETICS CORP
filed 2003-11-10
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

        Quarterly Report Under Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

For the quarter ended:  September 27, 2003  Commission File Number:  1-10730
                        ------------------                           -------

                           HAEMONETICS CORPORATION
           (Exact name of registrant as specified in its charter)

          Massachusetts                            04-2882273
---------------------------------      -----------------------------------
  (State or other jurisdiction         I.R.S. Employer Identification No.)
of incorporation or organization)

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

                        Yes    X    No
                              ----        ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                        Yes    X    No
                              ----        ----

The number of shares of $.01 par value common stock outstanding as of September 27, 2003:
                                 24,213,005

                           HAEMONETICS CORPORATION
                                   INDEX


                                                                    PAGE
                                                                    ----

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

     Unaudited Consolidated Statements of Income -
      Three and Six Months Ended September 27, 2003 and
      September 28, 2002                                              2

     Unaudited Consolidated Balance Sheets -
      September 27, 2003 and March 29, 2003                           3

     Unaudited Consolidated Statement of Stockholders' Equity -
      Six Months Ended September 27, 2003                             4

     Unaudited Consolidated Statements of Cash Flows -
      Six Months Ended September 27, 2003 and
      September 28, 2002                                              5

     Notes to Unaudited Consolidated Financial Statements          6-15

ITEM 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  16-29

ITEM 3.     Quantitative and Qualitative Disclosures about
             Market Risk                                             29

ITEM 4.     Controls and Procedures                                  30

PART II.    OTHER INFORMATION                                        31

ITEM 6.     Exhibits and Reports on Form 8-K                         31

     Signatures

                        PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except share data)

                                                 Three Months Ended               Six Months Ended
                                            -----------------------------   -----------------------------
                                            September 27,   September 28,   September 27,   September 28,
                                                2003            2002            2003            2002
                                            -------------   -------------   -------------   -------------

Net revenues                                  $87,488         $87,025         $175,771        $168,960
Cost of goods sold                             46,108          48,135           94,805          91,423
                                              -------         -------         --------        --------
Gross profit                                   41,380          38,890           80,966          77,537

Operating expenses:
  Research and development.                     4,622           5,110            9,619          10,049
                                              -------         -------         --------        --------
  Selling, general and administrative          27,852          23,954           54,255          47,970
      Total operating expenses                 32,474          29,064           63,874          58,019
                                              -------         -------         --------        --------

Operating income                                8,906           9,826           17,092          19,518

Interest expense                                 (767)           (870)          (1,553)         (1,747)
Interest income                                   186             345              469             786
Other income, net                                 261             525              364           1,088
                                              -------         -------         --------        --------

Income before provision for income taxes        8,586           9,826           16,372          19,645

Provision for income taxes                      3,091           3,046            5,894           6,090
                                              -------         -------         --------        --------

Net income...                                   $ 5,495         $ 6,780         $ 10,478        $ 13,555
                                              =======         =======         ========        ========

Basic earnings per common share               $  0.23         $  0.28         $   0.43        $   0.54

Diluted earnings per common share             $  0.23         $  0.27         $   0.43        $   0.53

Weighted average shares outstanding
  Basic                                        24,120          24,642           24,092          24,980
  Diluted                                      24,327          25,163           24,276          25,642

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                     September 27, 2003      March 29, 2003
                                                     ------------------      --------------
                                                        (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                               $ 66,771              $ 49,885
  Accounts receivable, less allowance of $1,536
   at September 27, 2003 and $1,449 at
   March 29, 2003                                           84,162                77,913
  Inventories                                               58,726                65,805
  Current investment in sales-type leases, net               2,229                 2,681
  Deferred tax asset                                        18,247                17,307
  Prepaid expenses and other current assets                 11,434                 9,664
                                                          --------              --------
      Total current assets                                 241,569               223,255

      Total property, plant and equipment                  258,690               244,499
      Less: accumulated depreciation                       177,345               160,512
                                                          --------              --------
      Net property, plant and equipment                     81,345                83,987
Other assets:
  Investment in sales-type leases, net (long-term)           2,552                 2,968
  Other intangibles, less amortization of $4,664 at
   September 27, 2003 and $3,753 at March 29, 2003          25,619                26,339
  Goodwill, net                                             16,639                16,010
  Deferred tax asset, net                                    3,022                 2,954
  Other long-term assets                                     3,641                 3,695
                                                          --------              --------
      Total other assets                                    51,473                51,966
                                                          --------              --------
      Total assets                                        $374,387              $359,208
                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
   long-term debt                                         $ 38,388              $ 39,005
  Accounts payable                                          13,682                13,677
  Accrued payroll and related costs                         13,993                11,930
  Accrued income taxes                                       7,035                12,093
  Other accrued liabilities                                 25,842                23,670
                                                          --------              --------
      Total current liabilities                             98,940               100,375

Long-term debt, net of current maturities                   31,389                31,612
Other long-term liabilities                                  4,210                 3,984

Stockholders' equity:
  Common stock, $0.01 par value; Authorized -
   80,000,000 shares;
  Issued - 31,808,940 shares at September 27, 2003
   and 31,664,849 shares at March 29, 2003                     318                   317
  Additional paid-in capital                               111,232               108,770
  Retained earnings                                        303,449               292,971
  Accumulated other comprehensive loss                     (10,472)              (13,486)
                                                          --------              --------
  Stockholders' equity before treasury stock               404,527               388,572
      Less: Treasury stock at cost - 7,595,935 shares
       at September 27, 2003 and 7,626,096 shares at
       March 29, 2003                                      164,679               165,335
                                                          --------              --------
      Total stockholders' equity                           239,848               223,237
                                                          --------              --------
      Total liabilities and stockholders' equity          $374,387              $359,208
                                                          ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (unaudited, in thousands)

                                                                                         Accumulated
                                  Common Stock     Additional                               Other         Total
                                 --------------     Paid-in     Treasury     Retained   Comprehensive  Stockholders'  Comprehensive
                                 Shares     $'s     Capital      Stock       Earnings       Loss          Equity         Income
                                 ------     ---    ----------   --------     --------   -------------  -------------  --------------

Balance, March 29, 2003          31,665    $317    $108,770    ($165,335)    $292,971     ($13,486)      $223,237

  Employee stock purchase plan      ---     ---        (202)         656          ---          ---            454
  Exercise of stock options
   and related tax benefit          144       1       2,664          ---          ---          ---          2,665
   Purchase of treasury stock       ---     ---         ---          ---          ---          ---            ---
  Net income                        ---     ---         ---          ---       10,478          ---         10,478        $10,478
  Foreign currency translation
   adjustment                       ---     ---         ---          ---          ---        4,528          4,528          4,528
  Unrealized loss on derivatives    ---     ---         ---          ---          ---       (1,514)        (1,514)        (1,514)
                                                                                                                         --------
  Comprehensive income              ---     ---         ---          ---          ---          ---            ---        $13,492
                                 --------------------------------------------------------------------------------        --------

Balance, September 27, 2003      31,809    $318    $111,232    ($164,679)    $303,449     ($10,472)      $239,848
                                 ================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)

                                                                                    Six Months Ended
                                                                            --------------------------------
                                                                            September 27,      September 28,
                                                                                2003               2002
                                                                            -------------      -------------

Cash Flows from Operating Activities:
  Net income                                                                   $10,478           $ 13,555

  Adjustments to reconcile net income to net cash provided
   by operating activities:
  Non cash items:
    Depreciation and amortization                                               15,603             14,253
    Deferred tax benefit                                                           (86)              (330)
    Tax benefit related to the exercise of stock options                           290                470
    Unrealized gain from hedging activities                                        (48)              (794)

  Change in operating assets and liabilities:
    Increase in accounts receivable - net                                       (2,472)           (10,213)
    Decrease (increase) in inventories                                           3,624             (8,888)
    Decrease in sales-type leases (current)                                        535                368
    (Increase) decrease in prepaid income taxes                                 (1,186)               402
    (Increase) decrease in other assets and other long-term liabilities           (180)               169
    Increase (decrease) in accounts payable and accrued payroll                  1,485               (724)
    (Decrease) increase in accrued taxes                                        (5,259)             4,125
    Decrease in accrued expenses                                                   (26)              (336)
                                                                               -------           --------
      Net cash provided by operating activities                                 22,758             12,057
                                                                               -------           --------

Cash Flows from Investing Activities:
  Purchases of available-for-sale investments                                       --            (11,670)
  Gross proceeds from sale of available-for-sale investments                        --             44,306
  Capital expenditures on property, plant and equipment, net of
   retirements and disposals                                                    (5,234)            (3,172)
  Performance milestone payment to acquired software development company        (1,020)                 0
  Net decrease in sales-type leases (long-term)                                    535                 22
                                                                               -------           --------
      Net cash (used in) provided by investing activities                       (5,719)            29,486
                                                                               -------           --------

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                                      (205)              (189)
  Net (decrease) increase  in short-term revolving
   credit agreements                                                            (3,105)             4,628
  Employee stock purchase plan  purchases                                          454                361
  Exercise of stock options                                                      2,374              3,027
  Purchase of treasury stock                                                        --            (41,033)
                                                                               -------           --------
      Net cash used in financing activities                                       (482)           (33,206)

Effect of exchange rates on cash and cash equivalents                              329                365
                                                                               -------           --------
Net increase in cash and cash equivalents                                       16,886              8,702

Cash and cash equivalents at beginning of period                                49,885             34,913
                                                                               -------           --------
Cash and cash equivalents at end of period                                     $66,771           $ 43,615
                                                                               =======           ========

Non-cash investing and financing activities:
Transfers from inventory to fixed assets for placements of Haemonetics
 equipment                                                                     $ 4,266           $  6,843
Reclassifications fron long-term credit agreements to short-term credit
 agreements                                                                    $     0           $  2,579

Supplemental disclosures of cash flow information:
  Interest paid                                                                $ 1,414           $  1,620
  Income taxes paid                                                            $12,330           $  1,270

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the six-month period ended September 27, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2004. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 29, 2003.

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



                                          For the three months ended
                                   September 27, 2003    September 28, 2002
                                   ----------------------------------------
                                        (in thousands, except per share
                                   ----------------------------------------

Basic EPS
Net income                               $ 5,495               $ 6,780

Weighted average shares                   24,120                24,642
                                         -----------------------------

Basic earnings per share                 $  0.23               $  0.28
                                         -----------------------------

Diluted EPS
Net income                               $ 5,495               $ 6,780

Basic weighted average shares             24,120                24,642
Effect of stock options                      207                   521
                                         -----------------------------

Diluted weighted average shares           24,327                25,163
                                         -----------------------------

Diluted earnings per share              $   0.23               $  0.27
                                         -----------------------------

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


                                           For the six months ended
                                   September 27, 2003    September 28, 2002
                                   ----------------------------------------
                                   (in thousands, except per share amounts)
                                   ----------------------------------------

Basic EPS
Net income                               $10,478               $13,555

Weighted average shares                   24,092                24,980
                                         -----------------------------
Basic earnings per share                 $  0.43               $  0.54
                                         -----------------------------

Diluted EPS
Net income                               $10,478               $13,555

Basic weighted average shares             24,092                24,980
Effect of stock options                      184                   662
                                         -----------------------------

Diluted weighted average shares           24,276                25,642
                                         -----------------------------

Diluted earnings per share               $  0.43               $  0.53
                                         -----------------------------

3.    STOCK-BASED COMPENSATION

      Effective in the fourth quarter of fiscal 2003, we adopted the disclosure only provisions for employee stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and will continue to account for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB No. 25").

      At the date of grant, the exercise price of our employee stock options equals the market price of the underlying stock. Therefore, under the intrinsic value method no accounting recognition is given to options granted to employees and directors until the options are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The compensation cost for options granted to consultants is recorded at fair value in accordance with Emerging Issues Task Force "EITF" issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

      Had compensation costs under our stock-based compensation plans been determined based on the fair value model of Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

Compensation," the effect on our earnings per share would have been as follows:


                                                          For the three months ended
                                                         September 27,   September 28,
                                                             2003            2002
                                                         -----------------------------
                                                  (in thousands, except per share amounts)

Net income (as reported):                                   $ 5,495         $ 6,780

Deduct: Total stock-based compensation expense
 determined under the fair value method for
 all awards, net of tax                                     $(1,200)        $(1,850)
                                                            -----------------------

Pro Forma Net Income:                                       $ 4,295         $ 4,930
                                                            =======         =======

Earnings per share:

Basic
  As Reported                                               $  0.23         $  0.28
  Pro forma                                                 $  0.18         $  0.20

Diluted
  As Reported                                               $  0.23         $  0.27
  Pro forma                                                 $  0.18         $  0.20



                                                          For the six months ended
                                                        September 27,   September 28,
                                                            2003            2002
                                                        -----------------------------
                                                  (in thousands, except per share amounts)

Net income (as reported):                                  $10,478        $13,555

Deduct: Total stock-based employee compensation
 expense determined under the fair value
 method for all awards, net of tax                         $(2,680)       $(3,951)
                                                           -------        -------

Pro Forma Net Income:                                      $ 7,798        $ 9,604
                                                           =======        =======

Earnings per share:

Basic
  As Reported                                              $  0.43        $  0.54
  Pro forma                                                $  0.32        $  0.38

Diluted
  As Reported                                              $  0.43        $  0.53




  Pro forma                                                $  0.32        $  0.38

HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

4.    ACCOUNTING FOR SHIPPING AND HANDLING COSTS

      Shipping and handling costs are included in costs of goods sold with the exception of $1.2 million and $1.3 million for the three months ended September 27, 2003 and September 28, 2002, respectively and $2.5 million and $2.6 million for the six months ended September 27, 2003 and September 28, 2002, respectively. We include these costs in selling, general and administrative expenses.

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


                                                      For the three months ended
                                                     September 27,   September 28,
                                                         2003            2002
                                                     -----------------------------
                                                            (in thousands)

Warranty accrual as of the beginning of the period      $  722          $  800

Provision related to preexisting warranties                 --             375

Warranty Provision                                         156             648

Warranty Spending                                         (226)           (398)
                                                        ------          ------

Warranty accrual as of the end of the period            $  652          $1,425
                                                        ======          ======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


                                                       For the six months ended
                                                     September 27,   September 28,
                                                         2003            2002
                                                     -----------------------------
                                                            (in thousands)

Warranty accrual as of the beginning of the period      $1,056          $  800

Provision related to preexisting warranties                 --             375

Warranty Provision                                         314             831

Warranty Spending                                         (718)           (581)
                                                        ------          ------

Warranty accrual as of the end of the period            $  652          $1,425
                                                        ======          ======

7.    COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation and the changes in fair value associated with our outstanding cash flow hedge contracts.


                                                 Three Months Ended
(In thousands)                              September 27,   September 28,
                                                2003            2002
                                            -----------------------------


Net income                                     $ 5,495         $ 6,780

Other comprehensive income:

  Foreign currency translation                     721            (622)
  Unrealized (losses) gains on cash flow
   hedges, net of tax                           (2,172)          1,131

  Reclassifications into earnings of
   cash flow hedge losses, net of tax              940             761
                                               -------         -------

Comprehensive income                           $ 4,984         $ 8,050
                                               =======         =======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


                                              Six Months Ended
(In thousands)                          September 27,   September 28,
                                            2003            2002
                                        -----------------------------

Net income                                 $10,478         $13,555

Other comprehensive income:

  Foreign currency translation               4,528           4,787
  Unrealized loss on cash flow
   hedges, net of tax                       (4,336)         (4,928)

  Reclassifications into earnings of
   cash flow hedge losses, net of tax        2,822             333
                                           -------         -------

Comprehensive income                       $13,492         $13,747
                                           =======         =======

8.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

Inventories consist of the following:


                         September 27, 2003    March 29, 2003
                         ------------------------------------
                                    (in thousands)

      Raw materials            $13,574             $17,037
      Work-in-process            4,700              $4,597
      Finished goods            40,452             $44,171
                               ---------------------------
                               $58,726             $65,805
                               ===========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

9.    ACQUIRED INTANGIBLE ASSETS

As of September 27, 2003
------------------------


                                                                                      Weighted
                                                  Gross Carrying     Accumulated       Average
                                                      Amount         Amortization    Useful Life
                                                  (in thousands)    (in thousands)    (in years)
                                                  --------------    --------------   -----------

  Amortized Intangibles
  ---------------------

  Patents                                            $ 6,371           $ 1,357           14

  Other technology                                    11,752             1,542           15

  Customer contracts and related relationships        11,674             1,765           15
                                                     -------           -------

Subtotal

  Indefinite Life Intangibles                        $29,797           $ 4,664           15
  ---------------------------

  Trade name                                             486                --        Indefinite
                                                     -------           -------

  Total Intangibles                                  $30,283           $ 4,664
                                                     =======           =======


As of March 29, 2003
--------------------


                                                                                      Weighted
                                                  Gross Carrying     Accumulated       Average
                                                      Amount         Amortization    Useful Life
                                                  (in thousands)    (in thousands)    (in years)
                                                  --------------    --------------   -----------

  Amortized Intangibles
  ---------------------

  Patents                                            $ 6,371           $ 1,119           14

  Other technology                                    11,746             1,274           15

  Customer contracts and related relationships
                                                      11,498             1,360           15
                                                     -------           -------

Subtotal

  Indefinite Life Intangibles
  ---------------------------
                                                     $29,615           $ 3,753           15

  Trade name                                             477                --        Indefinite
                                                     -------           -------

  Total Intangibles                                  $30,092           $ 3,753
                                                     =======           =======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

      The only change to the net carrying value of our intangible assets from March 29, 2003 to September 27, 2003 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of our Canadian subsidiary.

      Aggregate amortization expense for amortized other intangible assets for both the six months ended September 27, 2003 and September 28, 2002 was $0.9 million. Additionally, expected future amortization expenses on other intangible assets for each of the succeeding five fiscal years approximate $1.7 million.

10.   GOODWILL

      The change in the carrying amount of our goodwill during the six months ended September 27, 2003 is as follows (in thousands):


Carrying amount as of March 29, 2003              $16,010

Effect of change in rates used for translation        629
                                                  -------

Carrying amount as of September 27, 2003          $16,639
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

      The blood bank products include machines, single use disposables and solutions that perform "apheresis," (the automated separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma), as well as the washing of red blood cells for certain procedures. In addition, the blood bank product line includes solutions used in non-apheresis applications.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

The main devices used for these blood component processes are the MCS(R)+ 9000 mobile collection system and the ACP(R) 215 automated cell processing system.

      Red cell products include machines and single use disposables and solutions that perform apheresis for the collection of red blood cells. Devices used for the collection of red blood cells are the MCS(R)+ 8150 and the MCS(R)+ 9000 mobile collection systems.

      Surgical products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient. The devices used in the surgical area are the OrthoPAT? and the Cell Saver(R) autologous blood recovery systems.

      Plasma collection products are machines, disposables and solutions that perform apheresis for the collection of plasma. The devices used in automated plasma collection are the PCS(R)2 plasma collection system and the Superlite(TM).

      Other includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, Fifth Dimension. Fifth Dimension provides information management products and services to plasma collectors and fractionators.


Three months ended (in thousands)

      September 27, 2003
      ------------------
                                         Blood Bank    Red Cells    Surgical    Plasma    Other     Total
                                         ----------    ---------    --------    ------    -----     -----

      Revenues from external customers    $27,869        5,166       17,950     31,599    4,904    $87,488

      September 28, 2002
      ------------------

      Revenues from external customers    $29,203        3,737       17,963     31,563    4,559    $87,025


Six months ended (in thousands)

      September 27, 2003
      ------------------
                                         Blood Bank    Red Cells    Surgical    Plasma    Other     Total
                                         ----------    ---------    --------    ------    -----     -----

      Revenues from external customers    $55,460        9,845       38,320     61,840    10,306   $175,771

      September 28, 2002
      ------------------

      Revenues from external customers    $55,696        7,380       36,297     61,000     8,587   $168,960

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

13.   REORGANIZATION

      On August 12, 2003, we announced a reorganization of our business in order to meet the needs of our two categories of customers: "Donor" and "Patient". As a result of the reorganization, we reduced our worldwide workforce of 1,500 employees by approximately 4%. No facilities were closed. The reductions resulted in a charge, included in selling, general and administrative expenses, for severance and related costs of $2.6 million in the second quarter. A summary of activity follows (in thousands):


Balance as of March 29, 2003        $    --
Total charges                         2,566
Severance and related costs paid     (2,075)
                                    -------
Balance as of September 27, 2003    $   491

We expect all payments to be made by the end of fiscal 2004. In connection with the reorganization, we are performing a review of all significant strategic initiatives and development projects. As a result of this certain projects and technologies may no longer be pursued, which could result in the impairment of certain long term assets. We expect the review to be complete by the end of our fourth quarter.

14.   SUBSEQUENT EVENT

On October 20, 2003, Baxter Healthcare Corporation (Baxter) announced the completion of its acquisition of certain assets of Alpha Therapeutics (Alpha), a significant customer of our Plasma business. As part of the acquisition, Baxter acquired 41 plasma collection centers, all of which utilized Haemonetics technology. Baxter has announced its intent to close 38 centers and sell the remaining 3 centers. We have supply contracts with Alpha that include both exclusivity provisions and minimum purchase requirements. The exclusivity provisions lapse over time beginning in January 2005 and ending in January 2009. The minimum purchase requirements lapse over time beginning in January 2006 and ending in January 2009. All of the contracts between us and Alpha were assumed by Baxter as part of the acquisition. At the current time, we do not know the impact of Baxter's acquisition of Alpha's plasma operations on our business. Our sales to Alpha were $8.2 million and $9.6 million for the first six months of fiscal 2004 and fiscal 2003, respectively. We also have certain fixed assets dedicated to supporting the Alpha business as well as customer contract and related relationship intangible assets associated with the Alpha business. We are currently evaluating the likely future use and recoverability of these assets as part of our business planning and ongoing discussions with Baxter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003 (FISCAL 2004) COMPARED TO THREE
-----------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 28, 2002 (FISCAL 2003)
---------------------------------------------

      The table outlines the components of the consolidated statements of operations as a percentage of net revenues:

                                 Percentage of Net Revenues
                                 For the three months ended
                                 --------------------------


                                                                               Percentage
                                          September 27,      September 28,      Increase/
                                              2003               2002          (Decrease)
-----------------------------------------------------------------------------------------

Net revenues                                 100.0%             100.0%             0.5%
Cost of goods sold                            52.7               55.3             (4.2)
-----------------------------------------------------------------------------------------
Gross profit                                  47.3               44.7              6.4
-----------------------------------------------------------------------------------------
Operating expenses:
 Research and development                      5.3                5.9             (9.5)
 Selling, general and administrative          31.8               27.5             16.3
-----------------------------------------------------------------------------------------
 Total operating expenses                     37.1               33.4             11.7
-----------------------------------------------------------------------------------------
Operating income                              10.2               11.3             (9.4)
Interest expense                              (0.9)              (1.0)           (11.8)
Interest income                                0.2                0.4            (46.1)
Other income, net                              0.3                0.6            (50.3)
-----------------------------------------------------------------------------------------
Income from operations before
provision for income taxes
                                               9.8               11.3            (12.6)
Provision for income taxes                     3.5                3.5              1.5
-----------------------------------------------------------------------------------------
Net income                                     6.3%               7.8%           (19.0)%
=========================================================================================

Net Revenue Summary
-------------------


                                                                   %
                             September 27,    September 28,    Increase/
By location                      2003             2002         (Decrease)
-----------                  --------------------------------------------

United States                   $32,317          $33,632          (3.9%)
International                    55,171           53,393           3.3
                                -----------------------------------------
Net revenues                    $87,488          $87,025           0.5%





                                                                   %
                             September 27,    September 28,    Increase/
By product type                  2003             2002         (Decrease)
---------------              --------------------------------------------

Disposables                     $79,472          $75,093            5.8%
Misc. & service                   4,904            4,559            7.6
Equipment                         3,112            7,373          (57.8)
                                -----------------------------------------
Net revenues                    $87,488          $87,025            0.5%


Disposable revenue by                                              %
product line                 September 27,    September 28,    Increase/
---------------------            2003             2002         (Decrease)
                             --------------------------------------------

Surgical                        $16,939          $16,625           1.9%
Blood bank                       26,731           24,917           7.3
Red Cell                          5,082            3,461          46.8
Plasma                           30,720           30,090           2.1
                                -----------------------------------------
Total disposables revenue       $79,472          $75,093           5.8%

Net Revenues

      Net revenues for the three months ended September 27, 2003, increased $0.5 million to $87.5 million from $87.0 million for the three months ended September 28, 2002. The increase in net revenue resulted from volume increases in disposable sales as well as positive effects from foreign currency, offset, almost entirely, by decreases in equipment revenue. See the section below entitled "Foreign Exchange" for a complete discussion of how foreign exchange impacts our business. International sales accounted for 63.1% of net sales for the second quarter of fiscal 2004 as compared to 61.4% in the second quarter of fiscal 2003.

Disposable Sales
----------------

      Disposable sales increased 5.8% or $4.4 million. By product line, disposable sales increased in worldwide Surgical (up 1.9%), worldwide Blood bank (up 7.3%), worldwide Red Cell (up 46.8%), and worldwide Plasma (up 2.1%).

      * Surgical- Worldwide Surgical disposable sales include our traditional cell salvage business (which targets procedures in which there is a large volume of blood lost) and our OrthoPAT(R) business for lower blood loss orthopedic procedures. Without the favorable effect of foreign currency, worldwide surgical disposable sales were down slightly. The decrease was a result of a volume decrease in the U.S. cell salvage market, partially offset by a volume increase in our OrthoPAT(R) sales.
            OrthoPAT(R) sales have increased as U.S. and European orthopedic surgeons continue to adopt cell salvage as an effective alternative to patient pre-donation and blood transfusions in hip and knee replacements as well as other orthopedic surgeries. The U.S. cell salvage market has experienced a decline in the number of open-heart procedures performed which is contributing to the decline in our cell salvage business.
            As advances are made in the medical field and technology improves, the preference of surgeons may shift to minimally invasive surgical procedures enabled by coronary stents and angioplasty, reducing the number of open heart surgeries.

            Blood bank- Approximately one-half of the increase in worldwide Blood bank disposable sales was due to the favorable effect of foreign currency. The remainder of the increase was primarily a result of platelet volume increases in Europe and Japan. The volume increase in Europe represented two-thirds of the increase and was a result of market share gains due to product enhancements as well as our reputation for quality.

            Red Cell - Worldwide Red Cell sales grew primarily due to volume increases in the U.S. U.S. blood collectors are adopting automated red cell collection to increase the supply of red cells, reduce collection costs and improve quality. Automated collections also overcome the impact of red cell shortages by increasing the number of units of blood collected from a declining number of eligible donors. The growth in the U.S. of higher priced filtered sets (which include a filter to remove white blood cells from the collected blood) also contributed to the sales increase.

            Plasma - Worldwide plasma disposable sales were up slightly. Overall, an excess supply of plasma and plasma derived products and industry consolidation is negatively impacting the plasma disposable collection market. Increases in worldwide Plasma sales from the favorable effects of currency, the expansion of our Plasma product line with solutions and containers and volume increases in Europe were partially offset by disposable volume decreases in Japan and the U.S. The growth in Europe is due to additional collection centers opened in the second half of fiscal year 2003. The decrease in disposable volumes in Japan was due to a decline in plasma collections over the previous year as the Japanese Red Cross decreased collection targets. The decrease in disposable volumes in the U.S. is due primarily to the impact of industry consolidation.

      Update on previously announced consolidation plans. - On October 20, 2003, Baxter Healthcare Corporation (Baxter) announced the completion of its acquisition of certain assets of Alpha Therapeutics (Alpha), a significant customer of our Plasma business. As part of the acquisition, Baxter acquired 41 plasma collection centers, all of which utilized Haemonetics technology. Baxter has announced its intent to close 38 centers and sell the remaining 3 centers. We have supply contracts with Alpha that include both exclusivity provisions and minimum purchase requirements. The exclusivity provisions lapse over time beginning in January 2005 and ending in January 2009. The minimum purchase requirements lapse over time beginning in January 2006 and ending in January 2009. All of the contracts between us and Alpha were assumed by Baxter as part of the acquisition. At the current time, we do not know the impact of Baxter's acquisition of Alpha's plasma operations on our business. Our sales to Alpha were $8.2 million and $9.6 million for the first six months of fiscal 2004 and fiscal 2003, respectively. We also have certain fixed assets dedicated to supporting the Alpha business as well as customer contract and related relationship intangible assets associated with the Alpha business. We are currently evaluating the likely future use and recoverability of these assets as part of our business planning and ongoing discussions with Baxter.

Miscellaneous and Service Sales
-------------------------------

      Miscellaneous and service sales include revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and revenue from our software division, Fifth Dimension.

      Miscellaneous and service sales increased 7.6% or $0.3 million year over year. The most significant contributor to the increase was the favorable effect of foreign currency.

Equipment Sales
---------------

      The $4.3 million decrease in equipment revenue from $7.3 million in fiscal 2003 is primarily attributable to a decrease in volume in the sales of our ACP (R) 215 automated cell processing system in the U.S. and our platelet collection device in Japan. Prior year sales of our ACP 215 (R) system were positively impacted during its initial rollout to the U.S. military. Equipment revenue from our platelet collection device in Japan was high in the prior year because of a sale to the Japanese Red Cross ("JRC") of equipment used previously by the JRC under a use plan arrangement due to a change in Japanese regulatory requirements.

      Most of our equipment sales occur in markets outside the U.S. In the U.S., we generally place equipment with a customer in exchange for an agreement to purchase disposables or to require payment of a rental fee. Due to the variable nature of equipment sales, we give no assurance as to whether or not our current level of equipment sales will continue in the future.

Gross profit

      Gross profit of $41.4 million for the second quarter of fiscal 2004 increased $2.5 million from $38.9 million for the second quarter of fiscal 2003. Foreign currency, cost reductions generated by our Customer Oriented Redesign for Excellence ("CORE") program and a prior year provision for quality enhancements to the Company's OrthoPAT(R) surgical blood salvage system were the most significant reasons for the increase.

      For the second quarter of fiscal 2004, the CORE program generated a $1.4 million improvement in our gross profit by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *     Research and Development
            ------------------------

      We spent $4.6 million on research and development in the second quarter of fiscal 2004 (5.3% as a percentage of sales) and $5.1 million in the second quarter of fiscal 2003 (5.9% as a percentage of sales). The decrease in research and development expense is related primarily to lower headcount which lead to reduced salary and bonus expenses in the U.S. in fiscal 2004 as compared to fiscal 2003.

      *    Selling, general and administrative
           -----------------------------------

      Selling, general and administrative expenses increased $3.9 million in the second quarter of fiscal 2004 from $24.0 million in the second quarter of fiscal 2003. The majority of the increase was due to the $2.6 million in severance costs related to the recent reorganization which reduced our worldwide workforce by approximately 4.0 percent (see note 13). Most of the remainder of the increase was related to foreign currency.

Operating Income

      Operating income for the second quarter of fiscal 2004 decreased $0.9 million from the second quarter of fiscal 2003 and decreased to 10.2% of sales in the second quarter of fiscal 2004 from 11.3% in the second quarter of fiscal 2003. The $0.9 million decrease in operating income is primarily a result of the increased selling, general and administrative expenses due to our recent reorganization, partially offset by net favorable effects of foreign currency.

Other income (expense), net

       Interest expense for the second quarter of fiscal 2004 was down slightly compared to the second quarter of fiscal 2003 due to lower average borrowings in fiscal 2004 compared to fiscal 2003. All of our long-term debt is at fixed rates so changing rates do not have a significant impact on our interest expense. Interest income decreased $0.2 million from 2003 to 2004, due primarily to lower investment yields. Other income, net decreased $0.3 million from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 due to a decrease in income earned from points on forward contracts in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

      The income tax provision, as a percentage of pretax income, was 36.0% for the second quarter of fiscal 2004. This increase from 31.0% for the second quarter of fiscal year 2003 is attributable to prior year tax efficient cash repatriations and higher export credits. We expect our tax rate to be 36% for the remainder of fiscal year 2004.

FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003 (FISCAL 2004) COMPARED TO
---------------------------------------------------------------------
SIX MONTHS ENDED SEPTEMBER 28, 2002 (FISCAL 2003)
-------------------------------------------------

      The table outlines the components of the consolidated statements of operations as a percentage of net revenues:

                               Percentage of Net Revenues
                                For the six months ended
                                ------------------------


                                                                                Percentage
                                           September 27,      September 28,      Increase/
                                               2003               2002          (Decrease)
------------------------------------------------------------------------------------------

Net revenues                                  100.0%             100.0%             4.0%
Cost of goods sold                             53.9               54.1              3.7
------------------------------------------------------------------------------------------
Gross profit                                   46.1               45.9              4.4
------------------------------------------------------------------------------------------
Operating expenses:
 Research and development                       5.5                5.9             (4.3)
  Selling, general and administrative          30.9               28.4             13.1
------------------------------------------------------------------------------------------
   Total operating expenses                    36.3               34.3             10.1
------------------------------------------------------------------------------------------
Operating income                                9.7               11.6            (12.4)
Interest expense                               (0.9)              (1.0)           (11.1)
Interest income                                 0.3                0.4            (40.3)
Other income, net                               0.2                0.6            (66.5)
------------------------------------------------------------------------------------------
Income from operations before
 provision for income taxes                     9.3               11.6            (16.7)
Provision for income taxes                      3.3                3.6             (3.2)
------------------------------------------------------------------------------------------
Net income                                      6.0%               8.0%           (22.7)
==========================================================================================

Net Revenue Summary
-------------------


                                                                   %
                             September 27,    September 28,    Increase/
By location                      2003             2002         (Decrease)
-----------                  --------------------------------------------

United States                   $ 63,869         $ 64,562         (1.1)%
International                    111,902          104,398          7.2
                                -----------------------------------------
Net revenues                    $175,771         $168,960          4.0%


                                                                   %
                             September 27,    September 28,    Increase/
By product type                  2003             2002         (Decrease)
---------------              --------------------------------------------

Disposables                     $157,867         $148,581          6.2%
Misc. & service                   10,306            8,587         20.0
Equipment                          7,598           11,792        (35.6)
                                -----------------------------------------
Net revenues                    $175,771         $168,960          4.0%




                                                                   %
Disposable revenue by        September 27,    September 28,    Increase/
product line                     2003             2002         (Decrease)
---------------------        --------------------------------------------

Surgical                        $ 35,232         $ 33,888         4.0%
Blood bank                        52,680           48,956         7.6
Red Cell                           9,646            6,989        38.0
Plasma                            60,309           58,748         2.7
                                -----------------------------------------
Total disposables revenue       $157,867         $148,581         6.2%

Net Revenues

      Net revenues for the six months ended September 27, 2003, increased $6.8 million to $175.8 million from $169.0 million for the six months ended September 28, 2002. The sales change was a result of (i) volume increases from both disposable and miscellaneous and service sales, which include sales from our software company, Fifth Dimension, (ii) positive effects from foreign currency, and (iii) volume decreases in equipment revenue. See the section below entitled "Foreign Exchange" for a complete discussion of how foreign exchange impacts our business. International sales accounted for 63.7% of net sales for the first six months of fiscal 2004 as compared to 61.8% for the first six months of fiscal 2003.

Disposable Sales
----------------

      Disposable sales increased 6.2% or $9.3 million. By product line, disposable sales increased in worldwide Surgical (up 4.0%), worldwide Blood bank (up 7.6%), worldwide Red Cell (up 38.0%), and worldwide Plasma (up 2.7%).

      * Surgical- Worldwide Surgical disposable sales include our traditional cell salvage business (which targets procedures in which there is a large volume of blood lost) and our OrthoPAT(R) business for lower blood loss orthopedic procedures. Without the favorable effect of foreign currency, worldwide surgical disposable sales were down slightly. The decrease was a result of a volume decrease in the U.S. cell salvage market, partially offset by a volume increase in our OrthoPAT(R) sales. OrthoPAT(R) sales increased as U.S. and European orthopedic surgeons continue to adopt cell salvage as an effective alternative to patient pre-donation and blood transfusions in hip and knee replacements as well as other orthopedic surgeries. The U.S. surgical cell salvage market has experienced a decline in the number of open-heart procedures performed which is contributing to the decline in our cell salvage business. As advances are made in the medical field and technology improves, the preference of surgeons may shift to minimally invasive surgical procedures enabled by coronary stents and angioplasty, reducing the number of open heart surgeries.

      * Blood bank-The increase in worldwide Blood bank disposable sales was primarily a result of platelet volume increases in Europe and Japan. We achieved market share gains due to product enhancements as well as our reputation for quality.
            Approximately one-third of the increase was due to the favorable effect of foreign currency.

      * Red Cell - Worldwide Red Cell sales grew primarily due to volume increases in the U.S. U.S. blood collectors are adopting automated red cell collection to increase the supply of red cells, reduce collection costs and improve quality. Automated collections also overcome the impact of red cell shortages by increasing the number of units of blood collected from a declining number of eligible donors. The growth in the U.S. of higher priced filtered sets (which include a filter to remove white blood cells from the collected blood) also contributed to the sales increase.

      * Plasma - Worldwide plasma disposable sales were up slightly. Overall, an excess supply of plasma and plasma derived products and industry consolidation is negatively impacting the plasma disposable collection market. Increases in worldwide Plasma sales from the favorable effects of currency, the expansion of our Plasma product line with solutions and containers and volume increases in Europe were partially offset by disposable volume decreases in Japan and the U.S. The growth in Europe is due to additional collection centers opened in the second half of fiscal year
            2003. The decrease in disposable volumes in Japan was due to a decline in plasma collections over the previous year as the Japanese Red Cross decreased collection targets. The decrease in disposable volumes in the U.S. is due primarily to the impact of industry consolidation.

      Update on previously announced consolidation plans. - On October 20, 2003, Baxter Healthcare Corporation (Baxter) announced the completion of its acquisition of certain assets of Alpha Therapeutics (Alpha), a significant customer of our Plasma business. As part of the acquisition, Baxter acquired 41 plasma collection centers, all of which utilized Haemonetics technology. Baxter has announced its intent to close 38 centers and sell the remaining 3 centers. We have supply contracts with Alpha that include both exclusivity provisions and minimum purchase requirements. The exclusivity provisions lapse over time beginning in January 2005 and ending in January 2009. The minimum purchase requirements lapse over time beginning in January 2006 and ending in January 2009. All of the contracts between us and Alpha were assumed by Baxter as part of the acquisition. At the current time, we do not know the impact of Baxter's acquisition of Alpha's plasma operations on our business. Our sales to Alpha were $8.2 million and $9.6 million for the first six months of fiscal 2004 and fiscal 2003, respectively. We also have certain fixed assets dedicated to supporting the Alpha business as well as customer contract and related relationship intangible assets associated with the Alpha business. We are currently evaluating the likely future use and recoverability of these assets as part of our business planning and ongoing discussions with Baxter.

Miscellaneous and Service Sales
-------------------------------

      Miscellaneous and service sales include revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and revenue from our software division, Fifth Dimension.

      Miscellaneous and service sales increased 20.0% or $1.7 million year over year. Growth in both service and software revenues contributed almost equally to this change.

Equipment Sales
---------------

The $4.2 million decrease in equipment revenue from $11.8 million in fiscal 2003 is primarily attributable to a decrease in volume in the sales of our Automated Cell Process ("ACP(R) 215") system in the U.S. and our platelet collection device in Japan. Prior year sales of our ACP(R) 215 system were positively impacted during its initial rollout to the U.S. military. Equipment revenue from our platelet collection device in Japan was high in the prior year because of a sale to the Japanese Red Cross ("JRC") of equipment used previously by the JRC under a use plan arrangement due to a change in Japanese regulatory requirements.

Most of our equipment sales occur in markets outside the U.S. In the U.S. we generally place equipment with a customer in exchange for an agreement to purchase disposables or to require payment of a rental fee. Due to the variable nature of equipment sales, we give no assurance as to whether or not our current level of equipment sales will continue in the future.

Gross profit

      Gross profit of $81.0 million for the first six months of fiscal 2004 increased $3.4 million from $77.5 million for the first six months of fiscal 2003. Foreign currency and the cost reductions generated by our Customer Oriented Redesign for Excellence ("CORE") program were the most significant reasons for the increase. Included in the year over year increase in gross profit was the effect of a first quarter fiscal 2004 provision of $0.9 million for excess and obsolete inventory and a second quarter fiscal 2003 provision for quality enhancement to the Company's OrthoPAT(R) surgical blood salvage system. These items were not significant factors in the year over year increase as they were largely offsetting.

      For the first six months of fiscal 2004, the CORE program generated a $2.4 million improvement in our gross profit by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *    Research and Development
           -------------------------

      We spent $9.6 million on research and development in the first six months of fiscal 2004 (5.5% as a percentage of sales) and $10.0 million for the first six months of fiscal 2003 (5.9% as a percentage of sales). The small decrease in research and development expense is related primarily to lower headcount which reduced salary and bonus expenses in the U.S. in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003.

      *     Selling, general and administrative
            -----------------------------------

      Selling, general and administrative expenses increased $6.3 million in fiscal 2004 from $48.0 million in fiscal 2003. A little more than one-half of the increase in spending is related to foreign exchange.
The remainder of the increase is primarily due to the $2.6 million in severance costs recognized in the second quarter of fiscal 2004 related to our recent reorganization which reduced our worldwide workforce by 4.0 percent (see note 13).

Operating Income

      Operating income in fiscal 2004 decreased $2.4 million from $19.5 fiscal 2003 and decreased to 9.7% of sales in fiscal 2004 from 11.6% in fiscal 2003. The $2.4 million decrease in operating income is primarily a result of the increase in selling, general and administrative expenses due to our recent reorganization. Foreign currency had a limited impact on the decrease in operating income.

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

      It is our policy to lock in for a period of time the impact on our financial results of fluctuations in foreign exchange rates. We do this by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales. We refer to these contracts as our plan hedges. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates. However, because we enter into forward contracts one year in advance, exchange rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

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

      The favorable (or unfavorable) changes are in comparison to the same period of the prior year. A favorable change is recorded when we obtain relatively more U.S. dollars for each of the underlying foreign currencies than we did in the prior period. An unfavorable change is recorded when we obtain relatively fewer U.S. dollars for each of the underlying foreign currencies than we did in the prior period. These indexed hedge rates impact sales, and consequently, also gross profit, operating income, and net income, in our financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.


                            Composite Index     Favorable / (Unfavorable)
                            Hedge Spot Rates    Change versus Prior Year
                            ----------------    -------------------------

      FY2001          Q1          1.04                     5.4%
                      Q2          1.00                     8.2%
                      Q3          0.92                    12.9%
                      Q4          0.97                    10.2%
                                  ----------------------------
        2001 Total                0.98                     9.1%

      FY2002          Q1          0.99                     5.2%
                      Q2          0.97                     3.3%
                      Q3          1.01                    (8.6%)
                      Q4          1.05                    (7.5%)
                                  ----------------------------
        2002 Total                1.00                    (2.0%)

      FY2003          Q1          1.09                    (8.9%)
                      Q2          1.08                   (10.3%)
                      Q3          1.10                    (8.1%)
                      Q4          1.17                   (11.0%)
                                  ----------------------------
        2003 Total                1.11                    (9.5%)

      FY2004          Q1          1.13                    (3.6%)
                      Q2          1.05                     3.6%
                      Q3          1.06                     3.2%
                      Q4          1.01                    15.9%
                                  ----------------------------
        2004 Total                1.06                     4.9%

      FY2005          Q1          0.97                    15.7%
                      Q2          0.99                     5.1%
                      Q3          0.93*                   14.8%
                                  ----------------------------

*     NOTE: Represents hedges for Oct FY05.

Other income (expense), net

      Interest expense for fiscal 2004 was slightly down compared to fiscal 2003 due to lower average borrowings in fiscal 2004 compared to fiscal 2003. All of our long-term debt is at fixed rates so changing rates do not have a significant impact on our interest expense. Interest income decreased $0.3 million from 2003 to 2004, due primarily to lower investment yields. Other income, net decreased $0.7 million from fiscal 2003 to fiscal 2004 due to a decrease in income earned from points on forward contracts in fiscal 2004 as compared to of fiscal 2003. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

      The income tax provision, as a percentage of pretax income, was 36.0% for the first six months of fiscal year 2004. This increase from 31.0% for the first six months of fiscal year 2003 is attributable to prior year tax efficient cash repatriations and higher export credits. We expect our tax rate to be at 36.0% for the remainder of fiscal year 2004.

Liquidity and Capital Resources

      Our primary sources of liquidity include cash and short-term investments, internally generated cash flows, and borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures, acquisitions, new business development, share repurchases and working capital.

      During the six-months ended September 27, 2003, we funded our activities primarily with $22.8 million of cash flow generated by operations.

      Working capital at September 27, 2003, was $142.6 million. This reflects an increase of $17.0 million in working capital from the same period in the prior year largely due to an increase in cash and cash equivalents and accounts receivable offset by a decrease in inventory.

Cash Flow Overview:


                                                     For the six months ended
                                             September 27, 2003    September 28, 2002     Change
------------------------------------------------------------------------------------------------
                                                               (In thousands)

Net cash provided by (used in):

  Operating activities                             $22,758              $ 12,057         $ 10,701
  Investing activities                              (5,719)               29,486          (35,205)
  Financing activities                                (482)              (33,206)          32,714
  Effect of exchange rate changes on cash              329                   365              (36)
                                                   ----------------------------------------------
Net increase in cash and cash equivalents          $16,886              $  8,702         $  8,184
                                                   ----------------------------------------------

Operating Activities:

      Cash provided by operating activities was $22.7 million for the six months ended September 27, 2003, as compared to $12.1 million for the six months ended September 28, 2002. The $10.7 million increase was primarily related to lower working capital investments in accounts receivable and inventory in fiscal 2004 offset by additional tax payments in fiscal 2004. Cash spent on inventory decreased in fiscal 2004 as compared to fiscal 2003 due to lower inventory balances in fiscal 2004. Increases in cash flows from accounts receivables in fiscal 2004 as compared to fiscal 2003 were due to the timing of customer payments and sales fluctuations.

Investing Activities:

      We used $5.7 million for investing activities for the six months ended September 27, 2003, which represents a decrease of $35.2 million from the $29.5 million in cash provided for the six months ended September 28, 2002. The $35.2 million decrease in cash provided was a result of the liquidation of our available for sale investments which provided $32.6 million in fiscal 2003.

Financing Activities:

      Our financing activities for the six months ended September 27, 2003 utilized $0.5 million in cash as compared to $33.2 million utilized in the same period of the prior year. This decrease in cash utilized was primarily due to the $41.0 million spent in fiscal 2003 to repurchase stock under our repurchase program whereas no cash has been expended to purchase stock in fiscal 2004. Also, in fiscal 2003, we borrowed approximately $4.6 million for working capital purposes in Japan while in the same period of fiscal 2004, we repaid outstanding borrowings by $3.1 million.

Inflation

      We do not believe that inflation has had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to minimize the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of new products we introduce.

Cautionary Statement Regarding Forward-Looking Information

      Statements contained in this report, as well as oral statements we make which are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed," and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers' ordering patterns, the effect of industry consolidation as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

      See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At September 27, 2003, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:


   Hedged         (BUY)/SELL       Weighted Spot    Weighted Forward
  Currency      Local Currency     Contract Rate      Contract Rate      Fair Value       Maturity
  --------      --------------     -------------    ----------------     ----------       --------

Euro                9,400,000     $1.017             $1.004             $(1,314,530)    Oct-Dec 2003
Euro                9,500,000     $1.100             $1.088             $  (505,273)    Jan-Mar 2004
Euro                8,500,000     $1.144             $1.133             $   (55,368)    Apr-Jun 2004
Euro                6,000,000     $1.133             $1.123             $   (85,140)    Jul-Aug 2004
Japanese Yen    1,725,000,000      121.6 per US$      119.8 per US$     $(1,044,064)    Oct-Dec 2003
Japanese Yen    1,615,000,000      118.3 per US$      116.7 per US$     $  (656,746)    Jan-Mar 2004
Japanese Yen    1,815,000,000      118.2 per US$      116.7 per US$     $  (771,404)    Apr-Jun 2004
Japanese Yen    1,250,000,000      120.4 per US$      118.7 per US$     $  (721,411)    Jul-Aug 2004
                                                                        -----------
                                           Total:                       $(5,153,936)
                                                                        ===========

      We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $12.4 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $13.8 million decrease in the fair value of the forward contracts.

Interest Rate Risk

      All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At September 27, 2003, the fair value of our long-term debt was approximately $3.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $22.9 million, 7.05% fixed rate senior notes and our $8.5 million, 8.41% real estate mortgage.

      At September 28, 2002, the fair value of our long-term debt was approximately $ 4.1 million higher than the value of the debt reflected on our financial statements. This higher fair value was primarily related to the $28.6 million, 7.05% fixed rate senior notes and the $9.0 million, 8.41% real estate mortgage.

      Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at September 27, 2003 the fair value of our long-term debt would change by approximately $0.5 million.

ITEM 4.  CONTROLS AND PROCEDURES

      We conducted an evaluation, as of September 27, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in our internal control over financial reporting during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

On July 22, 2003, the Company held its annual meeting of stockholders. At the meeting, Ronald G. Gelbman, Brad Nutter and Ronald A. Matricaria were elected as Directors for terms ending in 2005. The voting results were as follows:

Ronald G. Gelbman       For 16,983,188    Withheld 2,655,293
Brad Nutter             For 19,443,150    Withheld 195,331
Ronald A. Matricaria    For 19,292,609    Withheld 345,872

The other members of the Board of Directors whose terms continued after the meeting were:

Serving a Term Ending in 2004 -- Yutaka Sakurada, Donna C.E. Williamson, Harvey G. Klein, M.D.
Serving a term ending in 2005: -- Benjamin L. Holmes

Item 5.     Other Information
            -----------------

            None


Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a)   Exhibits

            10.1 Employment agreement between the Company and Peter Allen dated August 15, 2003.

            10.2 Employment agreement between the Company and Brian Concannon dated August 25, 2003.

            10.3 Employment agreement between the Company and Alicia Lopez, dated February 1, 1999.

            31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

            31.2 Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Ronald J. Ryan, Vice President and Chief Financial Officer of the Company

            32.1 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

            32.2 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald J. Ryan, Vice President and Chief Financial Officer of the Company

            (b)   Reports on Form 8-K

            We filed a report on Form 8-K on July 24, 2003 furnishing a press release we issued on July 24, 2003 announcing fiscal 2004 first quarter results and our planned reorganization.

            We filed a report on Form 8-K on August 20, 2003 announcing the appointments of Peter M. Allen and Brian Concannon as Presidents of our newly created Donor and Patient Divisions, respectively.

            We filed a report on Form 8-K on August 25, 2003 announcing the appointment of Lawrence Best, Senior Vice President and Chief Financial Officer of Boston Scientific Corporation, to our Board of Directors.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HAEMONETICS CORPORATION



Date: November 11, 2003                By: /s/ Brad Nutter
                                           --------------------------------
                                           Brad Nutter, President and
                                           Chief Executive Officer



Date: November 11, 2003                By: /s/ Ronald J. Ryan
                                           --------------------------------
                                           Ronald J. Ryan, Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer)