Form 10-Q
period 2003-12-27
HAEMONETICS CORP
filed 2004-02-06
CIK 313143

FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


        Quarterly Report Under Section 13 or 15(d) of the Securities
                            Exchange Act of 1934


For the quarter ended:  December 27, 2003   Commission File Number:  1-10730
                        -----------------                            -------


                           HAEMONETICS CORPORATION
           (Exact name of registrant as specified in its charter)


          Massachusetts                              04-2882273
          -------------                              ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                     400 Wood Road, Braintree, MA 02184
                  (Address of principal executive offices)

   Registrant's telephone number, including area code:      (781) 848-7100

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

The number of shares of $.01 par value common stock outstanding as of December 27, 2003:
                                 24,896,058

                           HAEMONETICS CORPORATION
                                    INDEX

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

      Unaudited Consolidated Statements of Income - Three and Nine
       Months Ended December 27, 2003 and December 28, 2002                 2

      Unaudited Consolidated Balance Sheets - December 27, 2003 and
       March 29, 2003                                                       3

      Unaudited Consolidated Statement of Stockholders' Equity -
       Nine Months Ended December 27, 2003                                  4

      Unaudited Consolidated Statements of Cash Flows -Nine Months
       Ended December 27, 2003 and December 28, 2002                        5

      Notes to Unaudited Consolidated Financial Statements               6-15

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      16-30

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk        30

ITEM 4.  Controls and Procedures                                           31

PART II. OTHER INFORMATION                                                 32

ITEM 6.  Exhibits and Reports on Form 8-K                                  32

      Signatures

ITEM 1. Financial Statements

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands, except share data)


                                                 Three Months Ended               Nine Months Ended
                                            ----------------------------    ----------------------------
                                            December 27,    December 28,    December 27,    December 28,
                                                2003            2002            2003            2002
                                            ------------    ------------    ------------    ------------

Net revenues                                  $90,737         $87,115         $266,508        $256,075
Cost of goods sold                             47,624          46,174         $142,429         137,597
                                              -------         -------         --------        --------
Gross profit                                   43,113          40,941          124,079         118,478

Operating expenses:
  Research and development                      4,072           4,633         $ 13,691          14,682
  Selling, general and administrative          24,945          24,486         $ 79,200          72,456
                                              -------         -------         --------        --------
      Total operating expenses                 29,017          29,119           92,891          87,138
                                              -------         -------         --------        --------

Operating income                               14,096          11,822           31,188          31,340

Interest expense                                 (682)           (783)          (2,235)         (2,530)
Interest income                                   805             325            1,274           1,111
Other income, net                                 335             549              699           1,637
                                              -------         -------         --------        --------

Income before provision for income taxes       14,554          11,913           30,926          31,558

Provision for income taxes                      5,240           1,566           11,134           7,656
                                              -------         -------         --------        --------

Net income                                    $ 9,314         $10,347         $ 19,792        $ 23,902
                                              =======         =======         ========        ========

Basic earnings per common share               $  0.38         $  0.43         $   0.82        $   0.97

Diluted earnings per common share             $  0.38         $  0.42         $   0.81        $   0.95

Weighted average shares outstanding
  Basic                                        24,518          24,295           24,234          24,752
  Diluted                                      24,780          24,573           24,446          25,280

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                                 December 27, 2003    March 29, 2003
                                                                 -----------------    --------------
                                                                    (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                          $ 97,182            $ 49,885
  Accounts receivable, less allowance of $1,912
   at December 27, 2003 and $1,449 at March 29, 2003                   84,399              77,913
  Inventories                                                          56,081              65,805
  Current investment in sales-type leases, net                          2,102               2,681
  Deferred tax asset                                                   19,143              17,307
  Prepaid expenses and other current assets                             7,085               9,664
                                                                     --------            --------
      Total current assets                                            265,992             223,255

      Total property, plant and equipment                             266,502             244,499
      Less: accumulated depreciation                                  187,182             160,512
                                                                     --------            --------
      Net property, plant and equipment                                79,320              83,987

Other assets:
  Investment in sales-type leases, net (long-term)                      2,312               2,968
  Other intangibles, less amortization of $5,116
   at December 27, 2003 and $3,753 at March 29, 2003                   25,202              26,339
  Goodwill, net                                                        16,994              16,010
  Deferred tax asset, net                                               2,997               2,954
  Other long-term assets                                                3,747               3,695
                                                                     --------            --------
      Total other assets                                               51,252              51,966
                                                                     --------            --------
      Total assets                                                   $396,564            $359,208
                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term debt             $ 41,016            $ 39,005
  Accounts payable                                                     13,922              13,677
  Accrued payroll and related costs                                    13,103              11,930
  Accrued income taxes                                                  7,741              12,093
  Other accrued liabilities                                            26,572              23,670
                                                                     --------            --------
      Total current liabilities                                       102,354             100,375

Long-term debt, net of current maturities                              25,560              31,612
Other long-term liabilities                                             4,422               3,984

Stockholders' equity:
  Common stock, $0.01 par value; Authorized - 80,000,000
   shares; Issued - 32,464,347 shares at December 27, 2003
   and 31,664,849 shares at March 29, 2003                                325                 317
  Additional paid-in capital                                          123,519             108,770
  Retained earnings                                                   312,763             292,971
  Accumulated other comprehensive loss                                 (8,302)            (13,486)
                                                                     --------            --------
  Stockholders' equity before treasury stock                          428,305             388,572
    Less: Treasury stock at cost - 7,568,289 shares at
     December 27, 2003 and 7,626,096 shares at March 29, 2003         164,077             165,335
                                                                     --------            --------
      Total stockholders' equity                                      264,228             223,237
                                                                     --------            --------
      Total liabilities and stockholders' equity                     $396,564            $359,208
                                                                     ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (unaudited, in thousands)


                                                                                    Accumulated
                              Common Stock    Additional                               Other           Total
                              -------------    Paid-in     Treasury     Retained   Comprehensive   Stockholders'   Comprehensive
                              Shares   $'s     Capital      Stock       Earnings       Loss           Equity          Income
                              ------   ---    ----------   --------     --------   -------------   -------------   -------------

Balance, March 29, 2003       31,665   $317    $108,770    $(165,335)   $292,971     $(13,486)       $223,237
                              ===============================================================================

  Employee stock purchase
   plan                          ---    ---        (393)       1,258         ---          ---             865
  Exercise of stock options
   and related tax benefit       799      8      15,142          ---         ---          ---          15,150
  Purchase of treasury stock     ---    ---         ---          ---         ---          ---             ---
  Net income                     ---    ---         ---          ---      19,792          ---          19,792         $19,792
  Foreign currency
   translation adjustment        ---    ---         ---          ---         ---        8,040           8,040           8,040
  Unrealized loss on
   derivatives                   ---    ---         ---          ---         ---       (2,856)         (2,856)         (2,856)
                                                                                                                      -------
  Comprehensive income           ---    ---         ---          ---         ---          ---             ---         $24,976
                              -----------------------------------------------------------------------------------------------

Balance, December 27, 2003    32,464   $325    $123,519    $(164,077)   $312,763     $ (8,302)       $264,228
                              ===============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited- in thousands)


                                                                                  Nine Months Ended
                                                                            ----------------------------
                                                                            December 27,    December 28,
                                                                                2003            2002
                                                                            ------------    ------------

Cash Flows from Operating Activities:
  Net income                                                                  $19,792         $ 23,902
                                                                              -------         --------

  Adjustments to reconcile net income to
   net cash provided by operating activities:

  Non cash items:
    Depreciation and amortization                                              23,191           22,169
    Deferred tax benefit                                                         (143)            (377)
    Tax benefit related to the exercise of stock options                        1,725              612
    Unrealized gain from hedging activities                                    (2,224)          (2,074)

  Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable - net                              731          (10,045)
    Decrease (increase) in inventories                                          6,474           (7,207)
    Decrease in sales-type leases (current)                                       754              215
    Decrease (increase) in prepaid income taxes                                 2,934           (3,913)
    Decrease in other assets and other long-term liabilities                    1,090              226
    Increase (decrease) in accounts payable and accrued payroll                   300           (2,273)
    (Decrease) increase in accrued taxes                                       (4,701)           8,204
    Decrease in accrued expenses                                               (2,170)            (114)
                                                                              -------         --------
    Net cash provided by operating activities                                  47,753           29,325
                                                                              -------         --------

Cash Flows from Investing Activities:
  Purchases of available-for-sale investments                                      --          (11,670)
  Gross proceeds from sale of available-for-sale investments                       --           44,306
  Capital expenditures on property, plant and equipment, net of
   retirements and disposals                                                   (7,535)          (9,128)
  Performance milestone payment to acquired software development company       (1,020)
  Net decrease (increase) in sales-type leases (long-term)                        913             (197)
                                                                              -------         --------
  Net cash (used in) provided by investing activities                          (7,642)          23,311
                                                                              -------         --------

Cash Flows from Financing Activities:
  Payments on long-term real estate mortgage                                     (311)            (311)
  Net (decrease) increase  in short-term revolving credit agreements           (1,903)           8,455
  Payments on long term credit agreements                                      (5,714)          (5,714)
  Employee stock purchase plan  purchases                                         865              796
  Exercise of stock options                                                    13,425            3,165
  Purchase of treasury stock                                                       --          (44,980)
                                                                              -------         --------
      Net cash used in financing activities                                     6,362          (38,589)

Effect of exchange rates on cash and cash equivalents                             824              706
                                                                              -------         --------
Net increase in cash and cash equivalents                                      47,297           14,753

Cash and cash equivalents at beginning of period                               49,885           34,913
                                                                              -------         --------
Cash and cash equivalents at end of period                                    $97,182         $ 49,666
                                                                              =======         ========

Non-cash investing and financing activities:
  Transfers from inventory to fixed assets for placements
   of Haemonetics equipment                                                   $ 5,851         $  7,631
  Reclassifications from long-term credit agreements
   to short-term credit agreements                                            $     0         $  2,512

Supplemental disclosures of cash flow information:
  Interest paid                                                               $ 2,615         $  3,033
  Income taxes paid, net of refunds                                           $11,945         $  3,772

INSERT TAB


                  HAEMONETICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the nine-month period ended December 27, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2004. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 29, 2003.

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

2.    EARNINGS PER SHARE ("EPS")

      The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potential dilutive common shares.


                                          For the three months ended
                                    December 27, 2003    December 28, 2002
                                   ----------------------------------------
                                   (in thousands, except per share amounts)
                                   ----------------------------------------

Basic EPS
Net income                              $ 9,314              $10,347

Weighted average shares                  24,518               24,295
                                        ----------------------------

Basic earnings per share                $  0.38              $  0.43
                                        ----------------------------

Diluted EPS
Net income                              $ 9,314              $10,347

Basic weighted average shares            24,518               24,295
Effect of stock options                     262                  278
                                        ----------------------------

Diluted weighted average shares          24,780               24,573
                                        ----------------------------

Diluted earnings per share              $  0.38              $  0.42
                                        ----------------------------




                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


                                          For the nine months ended
                                    December 27, 2003    December 28, 2002
                                   ----------------------------------------
                                   (in thousands, except per share amounts)
                                   ----------------------------------------

Basic EPS
Net income                              $19,792              $23,902

Weighted average shares                  24,234               24,752
                                        ----------------------------

Basic earnings per share                $  0.82              $  0.97
                                        ----------------------------

Diluted EPS
Net income                              $19,792              $23,902

Basic weighted average shares            24,234               24,752
Effect of stock options                     212                  528
                                        ----------------------------

Diluted weighted average shares          24,446               25,280
                                        ----------------------------

Diluted earnings per share              $  0.81              $  0.95
                                        ----------------------------

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

Had compensation costs under our stock-based compensation plans been determined based on the fair value model of Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation," the effect on our earnings per share would have been as follows:

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


                                                          For the three months ended
                                                         December 27,    December 28,
                                                             2003            2002
                                                         ----------------------------
                                                   (in thousands, except per share amounts)

Net income (as reported):                                  $ 9,314         $10,347

Deduct: Total stock-based compensation expense
 determined under the fair value method for all
 awards, net of tax                                        $(1,159)        $(1,790)
                                                           -----------------------

Pro Forma Net Income:                                      $ 8,155         $ 8,557
                                                           =======         =======

Earnings per share:

Basic
  As Reported                                              $  0.38         $  0.43
  Pro forma                                                $  0.33         $  0.35

Diluted
  As Reported                                              $  0.38         $  0.42
  Pro forma                                                $  0.33         $  0.35


                                                          For the nine months ended
                                                         December 27,    December 28,
                                                             2003            2002
                                                         ----------------------------
                                                   (in thousands, except per share amounts)

Net income (as reported):                                  $19,792         $23,902

Deduct: Total stock-based employee compensation
 expense determined under the fair value method
 for all awards, net of tax                                $(3,839)        $(5,741)
                                                           -------         -------

Pro Forma Net Income:                                      $15,953         $18,161
                                                           =======         =======
Earnings per share:

Basic
  As Reported                                              $  0.82         $  0.97
  Pro forma                                                $  0.66         $  0.73

Diluted
  As Reported                                              $  0.81         $  0.95
  Pro forma                                                $  0.65         $  0.72

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

4.    ACCOUNTING FOR SHIPPING AND HANDLING COSTS

      Shipping and handling costs are included in costs of goods sold with the exception of $1.2 million for both the three month period ended December 27, 2003 and December 28, 2002 and $3.7 million and $3.9 million for the nine months ended December 27, 2003 and December 28, 2002, respectively. We include these costs in selling, general and administrative expenses.

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


                                                       For the three months ended
                                                      December 27,    December 28,
                                                          2003            2002
                                                      ----------------------------
                                                             (in thousands)

Warranty accrual as of the beginning of the period         652          $1,425

Provision related to preexisting warranties                 --

Warranty Provision                                         185             441

Warranty Spending                                         (185)           (583)
                                                        ------          ------

Warranty accrual as of the end of the period            $  652          $1,283
                                                        ======          ======




                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


                                                       For the nine months ended
                                                      December 27,    December 28,
                                                          2003            2002
                                                      ----------------------------
                                                             (in thousands)

Warranty accrual as of the beginning of the period      $1,056          $  800

Provision related to preexisting warranties                 --             375

Warranty Provision                                         499             815

Warranty Spending                                         (903)           (707)
                                                        ------          ------

Warranty accrual as of the end of the period            $  652          $1,283
                                                        ======          ======

7.    COMPREHENSIVE INCOME

      Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation and the changes in fair value associated with our outstanding cash flow hedge contracts.


                                              Three Months Ended
                                         December 27,    December 28,
(In thousands)                               2003            2002
                                         ------------    ------------

Net income                                 $ 9,314         $10,347

Other comprehensive income:

  Foreign currency translation               3,512           1,915
  Unrealized losses on cash flow
   hedges, net of tax                       (3,495)         (1,673)

  Reclassifications into earnings of
   cash flow hedge losses, net of tax        2,153             511
                                           -------         -------

Comprehensive income                       $11,484         $11,100
                                           =======         =======




                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued


                                              Nine Months Ended
                                         December 27,    December 28,
(In thousands)                               2003            2002
                                         ------------    ------------

Net income                                 $19,792         $23,902

Other comprehensive income:

  Foreign currency translation               8,040           6,702
  Unrealized loss on cash flow
   hedges, net of tax                       (7,831)         (6,602)

  Reclassifications into earnings of
   cash flow hedge losses, net of tax        4,975             845
                                           -------         -------

Comprehensive income                       $24,976         $24,847
                                           =======         =======

8.    INVENTORIES

      Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

Inventories consist of the following:


                              December 27, 2003    March 29, 2003
                              -----------------------------------
                                         (in thousands)

           Raw materials           $11,812             $17,037
           Work-in-process         $ 5,856             $ 4,597
           Finished goods          $38,413             $44,171
                                   ---------------------------
                                   $56,081             $65,805
                                   ===========================

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

9.    ACQUIRED INTANGIBLE ASSETS


As of December 27, 2003
-----------------------

                                                                       Weighted
                                  Gross Carrying     Accumulated        Average
                                      Amount         Amortization     Useful Life
                                  (in thousands)    (in thousands)    (in years)
                                  --------------    --------------    -----------

Amortized Intangibles
---------------------

Patents                               $ 6,371           $1,476        14

Other technology                       11,753            1,676        15

Customer contracts and related
 relationships                         11,706            1,964        15
                                      -------           ------

Subtotal                              $29,830           $5,116        15

Indefinite Life Intangibles
---------------------------

Trade name                                488               --        Indefinite
                                      -------           ------

Total Intangibles                     $30,318           $5,116
                                      =======           ======


As of March 29, 2003
--------------------

                                                                       Weighted
                                  Gross Carrying     Accumulated        Average
                                      Amount         Amortization     Useful Life
                                  (in thousands)    (in thousands)    (in years)
                                  --------------    --------------    -----------

Amortized Intangibles
---------------------

Patents                               $ 6,371           $1,119        14

Other technology                       11,746            1,274        15

Customer contracts and related
 relationships                         11,498            1,360        15
                                      -------           ------

Subtotal                              $29,615           $3,753        15

Indefinite Life Intangibles
---------------------------

Trade name                                477               --        Indefinite
                                      -------           ------

Total Intangibles                     $30,092           $3,753
                                      =======           ======

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

      The only change to the net carrying value of our intangible assets from March 29, 2003 to December 27, 2003 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of our Canadian subsidiary.

      Aggregate amortization expense for amortized other intangible assets was $1.4 million and $1.3 million for the nine months ended December 27, 2003 and December 28, 2002, respectively. Additionally, expected future amortization expenses on other intangible assets approximates $2.2 million for fiscal 2005, $2.5 million for fiscal years 2006 through 2008 and $2.4 million for fiscal 2009

10.   GOODWILL

      The change in the carrying amount of our goodwill during the nine months ended December 27, 2003 is as follows (in thousands):


      Carrying amount as of March 29, 2003              $16,010

      Effect of change in rates used for translation        984
                                                        -------

      Carrying amount as of December 27, 2003           $16,994
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

      Plasma collection products are machines, single use disposables and solutions that perform apheresis for the collection of plasma. The devices used in automated plasma collection are the PCS(R)2 plasma collection system and the Superlite(TM).

      Other includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, Fifth Dimension. Fifth Dimension provides information management products and services to plasma collectors and fractionators.


Three months ended (in thousands)

      December 27, 2003                   Blood Bank    Red Cells    Surgical    Plasma    Other      Total
      -----------------                   ----------    ---------    --------    ------    -----      -----

      Revenues from external customers     $31,525        5,610       21,072     27,529     5,001    $ 90,737

      December 28, 2002
      -----------------

    Revenues from external customers       $28,401        3,971       18,112     31,239     5,392    $ 87,115


Nine months ended (in thousands)


      December 27, 2003                   Blood Bank    Red Cells    Surgical    Plasma    Other      Total
      -----------------                   ----------    ---------    --------    ------    -----      -----

      Revenues from external customers     $86,985       15,455       59,392     89,369    15,307    $266,508

      December 28, 2002
      -----------------

      Revenues from external customers     $84,098       11,351       54,410     92,240    13,976    $256,075

                  HAEMONETICS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

13.   REORGANIZATION

      On August 12, 2003, we announced a reorganization of our business in order to meet the needs of our two categories of customers: "Donor" and "Patient". As a result of the reorganization, we reduced our worldwide workforce of 1,500 employees by approximately 4%. No facilities were closed. The reductions resulted in a charge, included in selling, general and administrative expenses, for severance and related costs of $2.7 million. A summary of activity follows (in thousands):


Balance as of March 29, 2003        $    -
Total charges                        2,690
Severance and related costs paid     2,690
                                    ------
Balance as of December 27, 2003     $    -
                                    ======

In connection with the reorganization, we began a review of all significant strategic initiatives and development projects. As a result of the review, certain projects and technologies may no longer be pursued, which could result in the impairment of certain long term assets. We expect the review to be complete by the end of our fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 27, 2003 (FISCAL 2004) COMPARED TO
----------------------------------------------------------------------
THREE MONTHS ENDED DECEMBER 28, 2002 (FISCAL 2003)
--------------------------------------------------

     The table outlines the components of the consolidated statements of operations as a percentage of net revenues:

                         Percentage of Net Revenues
                         For the three months ended
                         --------------------------


                                                                         Percentage
                                         December 27,    December 28,    Increase/
                                             2003            2002        (Decrease)
                                         ------------------------------------------

Net revenues                                100.0%          100.0%           4.2%
Cost of goods sold                           52.5            53.0            3.1
                                            ------------------------------------
Gross profit                                 47.5            47.0            5.3
                                            ------------------------------------
Operating expenses:
  Research and development                    4.5             5.3          (12.1)
  Selling, general and administrative        27.5            28.1            1.9
                                            ------------------------------------
      Total operating expenses               32.0            33.4           (0.4)
                                            ------------------------------------
Operating income                             15.5            13.6           19.2
Interest expense                             (0.8)           (0.9)         (12.9)
Interest income                               0.9             0.4           >100%
Other income, net                             0.4             0.6          (39.0)
                                            ------------------------------------
Income from operations before
 provision for income taxes                  16.0            13.7           22.2
Provision for income taxes                    5.7             1.8           >100%
                                            ------------------------------------
Net income                                   10.3%           11.9%         (10.0)%
                                            ====================================

Net Revenue Summary
-------------------


                                                                 %
                             December 27,    December 28,    Increase/
By location                      2003            2002        (Decrease)
-----------                  ------------    ------------    ----------

United States                  $30,372         $32,132         (5.5)%
International                   60,365          54,983          9.8
                               ------------------------------------
Net revenues                   $90,737         $87,115          4.2%





                                                                 %
                             December 27,    December 28,    Increase/
By product type                  2003            2002        (Decrease)
---------------              ------------    ------------    ----------

Disposables                    $81,783         $77,004          6.2%
Misc. & service                  5,001           5,392         (7.3)
Equipment                        3,953           4,719        (16.2)
                               ------------------------------------

Net revenues                   $90,737         $87,115          4.2%


                                                                 %
Disposable revenue           December 27,    December 28,    Increase/
by product line                  2003            2002        (Decrease)
------------------           ------------    ------------    ----------

Surgical                       $19,810         $17,067         16.1%
Blood Bank                      29,650          26,417         12.2
Red Cell                         5,493           3,891         41.2
Plasma                          26,830          29,629         (9.4)
                               ------------------------------------

Total disposables revenue      $81,783         $77,004          6.2%

Net Revenues

      Net revenues for the three months ended December 27, 2003, increased $
3.6 million to $90.7 million from $87.1 million for the three months ended December 28, 2002. The increase in net revenue resulted from volume increases in disposable sales across most product lines and positive effects from foreign currency offset by a decrease in plasma disposable sales and a decrease in equipment revenue. See the section below entitled "Foreign Exchange" for a complete discussion of how foreign exchange impacts our business. International sales increased to 67% of net sales for the third quarter of fiscal 2004 from 63% in the third quarter of fiscal 2003.

Disposable Sales
----------------

      Disposable sales increased 6.2% or $4.8 million. By product line, disposable sales increased in worldwide Surgical (up 16.1%), worldwide Blood Bank (up 12.2%), and worldwide Red Cell (up 41.2%), and decreased in worldwide Plasma (down 9.4%).

      Surgical- Worldwide Surgical disposable sales include our traditional cell salvage business (which targets procedures in which there is a large volume of blood lost) and our OrthoPAT(R) business for lower blood loss orthopedic procedures. The increase in worldwide surgical sales in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003 was due largely to volume increases in OrthoPAT(R) sales and the favorable impact of foreign exchange. Our traditional cell salvage sales increased only slightly over the prior period. The majority of the increase in OrthoPAT(R) sales occurred in the U.S. with Europe contributing the remaining increase. We recently announced signing a five year extension to our distribution agreement with Zimmer Holdings, Inc. ("Zimmer") the distributor of our OrthoPAT(R) product in the U.S. which positions us for continued growth in this market.

            Trends
            ------

                  The U.S cell salvage market is a mature market that is
            declining and may continue to decline due to the following factors: (1) improved surgical techniques minimizing blood loss and (2) a decrease in the number of open-heart (bypass) surgeries performed. As advances are made in the medical field and technology improves, the preference of surgeons may shift to minimally invasive surgical procedures enabled by coronary stents and angioplasty, reducing the number of open heart surgeries performed.

      Blood Bank- Approximately one-half of the increase in worldwide Blood Bank disposable sales was due to the favorable effect of foreign currency. The remainder of the increase was primarily a result of platelet volume increases in Europe and Japan due to enhancements to our platelet collection systems and our reputation for quality. Achieving sustained growth in our platelet collection product line remains challenging as increased collection efficiencies offset the increased demand for platelets. Several additional factors could also affect the future demand for and collection of platelets including:

      * An emerging practice to test platelets for bacteria may result in a need to collect more platelets, as the usable life of platelets collected (generally 5 days) is shortened by one day as a result of the bacterial detection process. The market may also shift towards apheresis platelets as the test for bacteria would only need to be performed once, as opposed to six to eight times for each whole blood derived platelet collection.
      * While the immediate interest in pathogen reduction technology in both Europe and the US has abated, we have noted a heightened interest in pathogen reduction in Japan.
      * Past outbreaks of Severe Acute Respiratory Syndrome (SARS) in Asia resulted in a reduction in the demand for platelets as fewer elective surgeries were performed, and a reduction in willing donors due to concerns about the communication of the disease in the region.

      Red Cell - Worldwide Red Cell sales grew primarily due to volume increases in the U.S as we continue to expand our customer base. U.S. blood collectors are adopting automated red cell collection to increase the supply of red cells from a declining number of eligible donors, reduce collection costs and improve operating quality and efficiency. Automated collections also overcome the impact of red cell shortages by increasing the number of units of blood collected from the eligible donor population. The growth in the U.S. of higher priced filtered sets (which include a filter to remove white blood cells from the collected blood) also contributed to the sales increase.

      Plasma - Worldwide plasma disposable sales decreased as compared to the same quarter of the prior year. A significant volume decrease in the U.S. and to a lesser extent in Japan was only partially offset by the positive effect of foreign currency and a modest volume increase in Europe. The US market was impacted by the closure of a number of collection centers due to industry consolidation (see the update on the acquisition of Alpha Therapeutic below) and a current excess of source plasma. The decrease in disposable volumes in Japan was due to a decline in plasma collections over the previous year as the Japanese Red Cross decreased collection targets at the end of fiscal 2003.

            Update on Baxter Healthcare Corporation's acquisition of Alpha Therapeutic:. - During fiscal 2003 and for the first nine months of fiscal 2004, Alpha Therapeutic ("Alpha") was our largest customer of plasma collection disposables, and user of over 1,000 plasma collection devices loaned or leased by us. Our sales to Alpha were governed by long term purchase and supply contracts that required Alpha to purchase plasma collection disposables exclusively from Haemonetics, and to meet annual minimum purchase obligations for collection sets, plasma anticoagulant solutions and plasma collection bottles. The exclusivity provisions lapse over time beginning in January 2005 and ending in January 2009. The minimum purchase requirements lapse over time beginning in January 2006 and ending in January 2009. Sales to Alpha totaled $19.5 million in fiscal 2003 ($14.8 million for the first nine months of fiscal 2003) and totaled $9.2 million for the first nine months of fiscal 2004. On October 20, 2003, Baxter Healthcare Corporation (Baxter) announced the completion of its acquisition of Alpha's plasma collection business. Baxter immediately closed 38 of 41 of the former Alpha plasma collection centers and sold the remaining three centers. We continue to supply these three centers under direct supply agreements. Baxter stopped purchasing our plasma collection products (disposable bowls, bottles and solutions). Our sales to Alpha declined to $1.0 million this quarter from $5.2 million in the comparable quarter last year. Provisions in our supply contracts signed with Alpha included protections in case of a change in ownership. In particular the contracts required that if Alpha were sold, the buyer must assume the obligations of the contracts. Though we have been in settlement discussions with Baxter, we have not reached resolution. On January 21, 2004 we filed a claim for binding arbitration against Baxter, asking an arbitrator to order Baxter to make purchases pursuant to the contract, or to buy out the obligations of the contract, and to award damages based on unfair business practices.

            We have evaluated the likely future use and recoverability of certain inventories and plasma collection devices that supported the Alpha business, as well as an intangible asset related to our plasma collection bottle business. In connection with this evaluation we established reserves of $0.7 million this quarter for inventories and devices in accordance with our excess and obsolescence policy.

Miscellaneous and Service Sales
-------------------------------

      Miscellaneous and service sales include revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and revenue from our software division, Fifth Dimension.

      Miscellaneous and service sales decreased 7.3% or $0.4 million year over year. The most significant component of the decrease is due to a decline in software revenue related to the timing of delivery, installation and training related to the Fifth Dimension software.

Equipment Sales
---------------

      The $0.8 million decrease in equipment revenue from $5.4 million in fiscal 2003 is primarily attributable to a decrease in volume in both the sales of our ACP(R) 215 automated cell processing system in the U.S. and our plasma collection device in Europe, offset by the favorable impact of foreign exchange. Prior year sales of our ACP(R) 215 system were positively impacted during its initial rollout to the U.S. military. Strong equipment revenue from the sale of our plasma collection devices to new customers in Europe in fiscal 2003 was not duplicated in the current fiscal quarter.

      Most of our equipment sales occur in markets outside the U.S. In the U.S., we generally place equipment with a customer in exchange for an agreement, (a "use plan")to purchase disposables or to require payment of a rental fee. Therefore, equipment sales are variable quarter to quarter and year to year. Accordingly, we give no assurance as to whether or not our current level of equipment sales will continue in the future.

Gross profit

      Gross profit of $43.1 million for the third quarter of fiscal 2004 increased $2.2 million from $40.9 million for the third quarter of fiscal 2003 and increased 0.5%, as a percent of sales. Cost reductions generated by our Customer Oriented Redesign for Excellence ("CORE") program and foreign currency contributed significantly to the increase. These improvements were partially offset by a provision of $1.2 million for excess and obsolete inventory; including $0.7 million relating to the loss of the Alpha business (see Plasma Revenue discussion).

      For the third quarter of fiscal 2004, the CORE program generated a $1.9 million improvement in our gross profit by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *  Research and Development
         ------------------------

      We spent $4.1 million on research and development in the third quarter of fiscal 2004 (4.5% as a percentage of sales) and $4.6 million in the third quarter of fiscal 2003 (5.3% as a percentage of sales). The decrease in research and development expense is related primarily to lower personnel levels in fiscal 2004 as compared to fiscal 2003.

      *  Selling, general and administrative
         -----------------------------------

      Selling, general and administrative expenses increased $0.4 million in the third quarter of fiscal 2004 from $24.5 million in the third quarter of fiscal 2003 but decreased 0.6% as a percent of sales. In fiscal 2004, we realized savings from our second quarter fiscal 2004 reorganization and our spending constraints. However, savings were more than offset by the impact of foreign currency.

Operating Income

      Operating income for the third quarter of fiscal 2004 increased $2.3 million from the third quarter of fiscal 2003 and increased to 15.5% of sales in the third quarter of fiscal 2004 from 13.6% in the third quarter of fiscal 2003. The $2.3 million increase in operating income is primarily a result of cost reductions from our CORE Program and the previously mentioned operating expense reductions.

Other income (expense), net

      Interest income increased $0.5 million from 2003 to 2004, due primarily to interest associated with an income tax refund. Other income, net decreased $0.2 million from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 due to a decrease in income earned from points on foreign currency forward contracts.

Income Taxes

      The income tax provision, as a percentage of pretax income, was 36.0% for the third quarter in fiscal 2004 and 13.1% for the third quarter in fiscal 2003. The fiscal year 2003 third quarter tax rate reflects a $4.0 million income tax refund recorded during that quarter. We expect our 36% tax rate to continue through the remainder of fiscal 2004.

FOR THE NINE MONTHS ENDED DECEMBER 27, 2003 (FISCAL 2004) COMPARED TO
---------------------------------------------------------------------
NINE MONTHS ENDED DECEMBER 28, 2002 (FISCAL 2003)
-------------------------------------------------

      The table outlines the components of the consolidated statements of operations as a percentage of net revenues:


                         Percentage of Net Revenues
                          For the nine months ended
                         --------------------------


                                                                         Percentage
                                         December 27,    December 28,    Increase/
                                             2003            2002        (Decrease)
                                         ------------------------------------------

Net revenues                                100.0%          100.0%          4.1%
Cost of goods sold                           53.4            53.7           3.5
Gross profit                                 46.6            46.3           4.7
Operating expenses:
 Research and development                     5.2             5.7          (6.8)
 Selling, general and administrative         29.7            28.3           9.3
 Total operating expenses                    34.9            34.0           6.6
Operating income                             11.7            12.3          (0.5)
Interest expense                             (0.8)           (1.0)        (11.7)
Interest income                               0.5             0.4          14.7
Other income, net                             0.2             0.6         (57.3)
Income from operations before
provision for income taxes                   11.6            12.3          (2.0)
Provision for income taxes                    4.2             3.0          45.4
Net income                                    7.4%            9.3%        (17.2)%

Net Revenue Summary
-------------------


                                                                 %
                             December 27,    December 28,    Increase/
By location                      2003            2002        (Decrease)
-----------                  ------------    ------------    ----------

United States                  $ 94,241        $ 96,693        (2.5)%
International                   172,267         159,382         8.1
                               ------------------------------------
Net revenues                   $266,508        $256,075         4.1%


                                                                 %
                             December 27,    December 28,    Increase/
By product type                  2003            2002        (Decrease)
---------------              ------------    ------------    ----------

Disposables                    $239,650    $225,585             6.2%
Misc. & service                  15,307      13,979             9.5
Equipment                        11,551      16,511           (30.0)
                               ------------------------------------
Net revenues                   $266,508    $256,075             4.1%





                                                                 %
Disposable revenue           December 27,    December 28,    Increase/
by product line                  2003            2002        (Decrease)
------------------           ------------    ------------    ----------

Surgical                       $ 55,042        $ 50,954         8.0%
Blood Bank                       82,330          75,373         9.2
Red Cell                         15,139          10,880        39.1
Plasma                           87,139          88,378        (1.4)
                               ------------------------------------
Total disposables revenue      $239,650        $225,585         6.2%

Net Revenues

      Net revenues for the nine months ended December 27, 2003, increased $10.4 million to $266.5 million from $256.1 million for the nine months ended December 28, 2002. The increase in revenue was a result of (i) positive effects from foreign currency, (ii) volume increases from both disposable and miscellaneous and service sales partly offset by (iii) volume decreases in equipment sales. See the section below entitled "Foreign Exchange" for a complete discussion of how foreign exchange impacts our business. International sales increased to 65.0% of net sales for the first nine months of fiscal 2004 from 60.0% for the first nine months of fiscal 2003.

Disposable Sales
----------------

      Disposable sales increased 6.2% or $14.1 million. By product line, disposable sales increased in worldwide Surgical (up 8.0%), worldwide Blood Bank (up 9.2%), worldwide Red Cell (up 39.1%)and decreased in worldwide Plasma (down 1.4%).

      Surgical- Worldwide Surgical disposable sales include our traditional cell salvage business (which targets procedures in which there is a large volume of blood lost) and our OrthoPAT(R) business for lower blood loss orthopedic procedures. The increase in surgical disposable sales was due to volume increases in OrthoPAT(R) sales combined with the favorable effect of foreign currency, partly offset by volume decreases in U.S. cell salvage sales. OrthoPAT(R) sales increased as U.S. and European orthopedic surgeons continue to adopt cell salvage as an effective alternative to patient pre-donation and blood transfusions in hip and knee replacements as well as other orthopedic surgeries. We recently announced signing a five year extension to our distribution agreement with Zimmer Holdings, Inc. ("Zimmer") the distributor of our OrthoPAT(R) product in the U.S. which positions us for continued growth in this market.

            Trends
            ------

                  The U.S. cell salvage market is a mature market that is
            declining and may continue to decline due to the following factors: (1) improved surgical techniques minimizing blood loss and (2) a decrease in the number of open-heart (bypass) surgeries performed. As advances are made in the medical field and technology improves, the preference of surgeons may shift to minimally invasive surgical procedures enabled by coronary stents and angioplasty, reducing the number of open heart surgeries performed.

      Blood Bank-The increase in worldwide Blood Bank disposable sales was primarily a result of platelet volume increases in Europe and Japan. We achieved market share gains due to enhancements to our platelet collection systems and our reputation for quality. Approximately one-half of the increase was due to the favorable effect of foreign currency. Achieving sustained growth in our platelet collection product line remains challenging as increased collection efficiencies offset the increased demand for platelets. Several additional factors could also affect the future demand for and collection of platelets including:


      * An emerging practice to test platelets for bacteria may result in a need to collect more platelets, as the usable life of platelets collected (generally 5 days) is shortened by one day as a result of the bacterial detection process. The market may also shift towards apheresis platelets as the test for bacteria would only need to be performed once, as opposed to six to eight times for each whole blood derived platelet collection.
      * While the immediate interest in pathogen reduction technology in both Europe and the US has abated, we have noted a heightened interest in pathogen reduction in Japan.
      * Past outbreaks of Severe Acute Respiratory Syndrome (SARS) in Asia resulted in a reduction in the demand for platelets as fewer elective surgeries were performed, and a reduction in willing donors due to concerns about the communication of the disease in the region.

      Red Cell - Worldwide Red Cell sales grew primarily due to volume increases in the U.S. U.S. blood collectors are adopting automated red cell collection to increase the supply of red cells from a declining number of eligible donors, reduce collection costs and improve operating quality and efficiency. Automated collections also overcome the impact of red cell shortages by increasing the number of units of blood collected from of the eligible donor population. The growth in the U.S. of higher priced filtered sets (which include a filter to remove white blood cells from the collected blood) also contributed to the sales increase.

      Plasma - Worldwide plasma disposable sales decreased as compared to the same period in the prior year. Volume reductions in the US and Japanese market were partially offset by the favorable effects of foreign currency and volume increases in Europe earlier in the year. The U.S. market was impacted by the recent closure of a number of collection centers due to industry consolidation (see the update on the acquisition of Alpha) and a current excess of source plasma. Fiscal year to date sales to Alpha were $9.2 million as compared to $14.8 million in the same period last year. The decrease in disposable volumes in Japan was due to a decline in plasma collections over the previous year as the Japanese Red Cross decreased collection targets late in fiscal year 2003.

Miscellaneous and Service Sales
-------------------------------

      Miscellaneous and service sales include revenues generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and revenue from our software division, Fifth Dimension.

      Miscellaneous and service sales increased 9.5% or $1.3 million year over year. Growth in service revenues in the U.S. and Europe contributed to this change.

Equipment Sales
---------------

      The $5.0 million decrease in equipment revenue from $16.5 million in fiscal 2003 is primarily attributable to volume decreases in the sales of our Automated Cell Process ("ACP (R) 215") system in the U.S., our platelet collection device in Japan and our plasma collection device in Europe. Prior year sales of our ACP(R) 215 system were positively impacted during its initial rollout to the U.S. military. Equipment revenue from our platelet collection device in Japan was high in the prior year because of a sale to the Japanese Red Cross ("JRC") of equipment used previously by the JRC under a use plan arrangement due to a change in Japanese regulatory requirements. Strong equipment revenue from the sale of our plasma collection devices to new customers in Europe during fiscal 2003 was not duplicated in the current fiscal year.

      Most of our equipment sales occur in markets outside the U.S. In the U.S. we generally place equipment with a customer in exchange for an agreement,(a "use plan") to purchase disposables or to require payment of a rental fee. Therefore, equipment sales are variable quarter to quarter and year to year. Accordingly, we give no assurance as to whether or not our current levels of equipment sales are indicative of future results.

Gross profit

      Gross profit of $124.1 million for the first nine months of fiscal 2004 increased $5.6 million from $118.5 million for the first nine months of fiscal 2003 and increased 0.3% as a percent of sales. Increases due to foreign currency, reductions generated by our Customer Oriented Redesign for Excellence ("CORE") program and $0.6 million reduced warranty provisions related to a provision for quality enhancements to our OrthoPAT(R) surgical blood salvage system made in the prior year were partly offset by $1.1 million in higher excess and obsolete provisions during the first nine months of fiscal 2004.

      For the first nine months of fiscal 2004, the CORE program generated a $4.3 million improvement in our gross profit by automating and redesigning the way certain products are made and by negotiating reduced raw material prices from suppliers.

Expenses

      *     Research and Development
            ------------------------

      Research and development expenses decreased $1.0 million in the first nine months of fiscal 2004 from $14.7 million for the first nine months of fiscal 2003 and decreased 0.6 % as a percent of sales). The decrease in research and development expense is related primarily to lower personnel levels.

      *     Selling, general and administrative
            -----------------------------------

      Selling, general and administrative expenses increased $6.7 million in fiscal 2004 from $72.5 million in fiscal 2003 but decreased 1.4% as a percent of sales. The most significant component of the dollar increase relates to foreign exchange and the $2.6 million in severance costs recognized in fiscal 2004 related to our recent reorganization which reduced our worldwide workforce by 4.0 percent (see note 13).

Operating Income

      Operating income in fiscal 2004 decreased $0.2 million from $31.3 million in fiscal 2003 and decreased to 11.7% of sales in fiscal 2004 from 12.2% in fiscal 2003. The $0.2 million decrease in operating income is primarily a result of the increase in selling, general and administrative expenses due to our recent reorganization. Foreign currency had a limited impact on the decrease in operating income.

Foreign Exchange

      Approximately 65% of our sales are generated outside the U.S., yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency, primarily the Euro and the Japanese Yen. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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


                          Composite Index     Favorable / (Unfavorable)
                          Hedge Spot Rates    Change versus Prior Year
                          ----------------    -------------------------

    FY2001          Q1          1.04                     5.4%
                    Q2          1.00                     8.2%
                    Q3          0.92                    12.9%
                    Q4          0.97                    10.2%
                                ----------------------------
      2001 Total                0.98                     9.1%

    FY2002          Q1          0.99                     5.2%
                    Q2          0.97                     3.3%
                    Q3          1.01                    (8.6%)
                    Q4          1.05                    (7.5%)
                                ----------------------------
      2002 Total                1.00                    (2.0%)

    FY2003          Q1          1.09                    (8.9%)
                    Q2          1.08                   (10.3%)
                    Q3          1.10                    (8.1%)
                    Q4          1.17                   (11.0%)
                                ----------------------------
      2003 Total                1.11                    (9.5%)

    FY2004          Q1          1.13                    (3.6%)
                    Q2          1.05                     3.6%
                    Q3          1.06                     3.2%
                    Q4          1.01                    15.9%
                                ----------------------------
      2004 Total                1.06                     4.9%

    FY2005         Q1           0.97                    15.7%
                   Q2           0.99                     5.1%
                   Q3           0.92                    15.5%
                   Q4           0.88*                   15.2%
                                ----------------------------
      Total                     0.95                    11.4%

* NOTE: Represents hedges for January FY05.

Other income (expense), net

      Interest income increased $0.2 million from 2003 to 2004, due primarily to interest earned on our income tax refund offset by lower investment yields. Other income, net decreased $0.9 million from fiscal 2003 to fiscal 2004 due to a decrease in income earned from points on foreign currency forward contracts in fiscal 2004 as compared to fiscal 2003.

Income Taxes

      The income tax provision, as a percentage of pretax income, was 36.0% for the first nine months in fiscal 2004 and 24.3% for the first nine months in fiscal 2003. The fiscal 2003 tax rate reflects
A $4.0 million income tax refund recorded during the third quarter of fiscal 2003. We expect our 36% tax rate to continue through the remainder of fiscal 2004.

Liquidity and Capital Resources

      Our primary sources of liquidity include cash and short-term investments, internally generated cash flows, and borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures, acquisitions, new business development, share repurchases and working capital.

      During the nine-months ended December 27, 2003, we funded our activities primarily with $47.8 million of cash flow generated by operations.

      Working capital at December 27, 2003, was $163.6 million. This reflects an increase of $35.3 million in working capital from the same period in the prior year primarily due to an increase in cash and cash equivalents and a decrease in accrued income taxes, partly offset by a decrease in inventory.

Cash Flow Overview:


                                                     For the nine months ended
                                              December 27,    December 28
                                                  2003            2002        Change
-------------------------------------------------------------------------------------
                                                           (In thousands)

Net cash provided by (used in):

  Operating activities                          $47,753        $ 29,325      $ 18,428
  Investing activities                           (7,642)         23,311       (30,953)
  Financing activities                            6,362         (38,589)       44,951
  Effect of exchange rate changes on cash           824             706           118
                                                -------------------------------------

Net increase in cash and cash equivalents       $47,297        $ 14,753      $ 32,544
                                                -------------------------------------

Operating Activities:

      Cash provided by operating activities was $47.8 million for the nine months ended December 27, 2003, as compared to $29.3 million for the nine months ended December 28, 2002. The $18.4 million increase was primarily related to reduced investments in accounts receivable and inventory in fiscal 2004 offset by higher tax payments in fiscal 2004. Cash spent on inventory decreased in fiscal 2004 as compared to fiscal 2003 due to an increase in disposable finished goods inventory turns to 5.7 from 4.8 during fiscal 2003. Increases in cash flows from accounts receivables in fiscal 2004 as compared to fiscal 2003 were due to the timing of customer payments in Japan and to improved days sales outstanding in other regions leading to a drop in our overall days sales outstanding in fiscal 2004 as compared to fiscal 2003.

Investing Activities:

      We used $7.6 million for investing activities for the nine months ended December 27, 2003, which represents a decrease of $31.0 million from the $23.3 million in cash provided for the nine months ended December 28, 2002. The $31.0 million decrease in cash provided was primarily a result of the liquidation of our available for sale investments which provided $32.6 million in fiscal 2003.

Financing Activities:

      Our financing activities for the nine months ended December 27, 2003 provided $ 6.4 million in cash as compared to $38.6 million utilized in the same period of the prior year. This $45.0 decrease in cash used was primarily due to the $45.0 million spent in fiscal 2003 to repurchase stock under our repurchase program whereas no cash has been expended to purchase stock in fiscal 2004. $10.3 million in additional cash provided from stock option exercises in fiscal 2004 was offset by reduced borrowings under our short-term revolving credit agreements. In fiscal 2003, we increased short-term borrowings by $8.5 million to fund working capital needs in Japan while in the same period of fiscal 2004, we repaid short-term borrowings of $ 1.9 million.

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

FOREIGN EXCHANGE RISK

      See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At December 27, 2003, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:


                (BUY) / SELL
   Hedged           Local        Weighted Spot     Weighted Forward
  Currency        Currency       Contract Rate       Contract Rate       Fair Value       Maturity

Euro                9,500,000    $1.100             $1.088              $(1,405,269)    Jan-Mar 2004
Euro                8,500,000    $1.144             $1.133              $  (835,580)    Apr-Jun 2004
Euro                8,500,000    $1.141             $1.131              $  (813,426)    Jul-Sep 2004
Euro                5,500,000    $1.183             $1.171              $  (302,098)    Oct-Nov 2004
Japanese Yen    1,615,000,000     118.3 per US$      116.7 per US$      $(1,196,714)    Jan-Mar 2004
Japanese Yen    1,815,000,000     118.2 per US$      116.7 per US$      $(1,374,223)    Apr-Jun 2004
Japanese Yen    1,850,000,000     116.7 per US$      115.1 per US$      $(1,219,285)    Jul-Sep 2004
Japanese Yen    1,325,000,000     109.0 per US$      107.7 per US$      $  (154,869)    Oct-Nov 2004
                                                                        -----------
                                                      Total:            $(7,301,464)
                                                                        ===========

      In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $12.2 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $13.5 million decrease in the fair value of the forward contracts.

Interest Rate Risk

      All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At December 27, 2003, the fair value of our long-term debt was approximately $2.5 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $17.2 million, 7.05% fixed rate senior notes and our $ 8.4 million, 8.41% real estate mortgage.

      At December 28, 2002, the fair value of our long-term debt was approximately $3.8 million higher than the value of the debt reflected on our financial statements. This higher fair value was primarily related to the $22.9 million, 7.05% fixed rate senior notes and the $8.9 million, 8.41% real estate mortgage.

      Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at December 27, 2003 the fair value of our long-term debt would change by approximately $0.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

      We conducted an evaluation, as of December 27, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

      There was no change in our internal control over financial reporting during the quarter ended December 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            We furnished a report on Form 8-K on January 22, 2004 furnishing a press release we issued on January 22, 2004 announcing fiscal 2004 third quarter and year to date results.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HAEMONETICS CORPORATION


Date: February 6, 2004                 By: s/Brad Nutter
                                           ----------------------------------
                                           Brad Nutter, President and Chief
                                           Executive Officer


Date: February 6, 2004                 By: s/ Ronald J. Ryan
                                           ----------------------------------
                                           Ronald J. Ryan, Vice President and
                                           Chief Financial Officer (Principal
                                           Financial Officer)