Form 10-K
period 2004-04-03
HAEMONETICS CORP
filed 2004-06-10
CIK 313143

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2004.          Commission file number 1-10730

                             HAEMONETICS CORPORATION
             (Exact name of registrant as specified in its charter)

               Massachusetts                             04-2882273
         (State of Incorporation)           (I.R.S. Employer Identification No.)

              400 Wood Road                              02184-9114
         Braintreee, Massachusetts                       (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes |X| No |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of September 27, 2003, the last business day of the registrant's most recently completed second fiscal quarter was $571,000,000 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 14, 2004 was 25,156,449.

                       Documents Incorporated By Reference

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 27, 2004, are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                                            Page Number
                                                                                            -----------
ITEM 1.       Business
              (a)  General History of the Business......................................         3
              (b)  Financial Information about Industry Segments........................         4
              (c)  Narrative Description of Business....................................         4
              (d)  Financial Information about Foreign and Domestic Operations and
                      Export Sales......................................................         15
ITEM 2.       Properties................................................................         16
ITEM 3.       Legal Proceedings.........................................................         17
ITEM 4.       Submission of Matters to a Vote of Security Holders.......................         18
ITEM 5.       Market for the Registrant's Common Equity and Related Stockholder
                 Matters................................................................         20
ITEM 6.       Selected Consolidated Financial Data......................................         21
ITEM 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................         22
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk................         45
ITEM 8.       Financial Statements and Supplementary Data...............................         48
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure....................................................         81
ITEM 9A.      Controls and Procedures...................................................         81
ITEM 10.      Directors and Executive Officers of the Registrant
              (a)  Identification of Directors..........................................         81
              (b)  Identification of Executive Officers.................................         81
              (c)  Audit Committee Financial Expert.....................................         81
ITEM 11.      Executive Compensation....................................................         82
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management ...........
              and Related Stockholder Matters...........................................         82
ITEM 13.      Certain Relationships and Related Transactions............................         83
ITEM 14.      Principal Accountant Fees and Services....................................         83
ITEM 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
              (a)  Financial Statement Schedules........................................         83
              (b)  Reports on Form 8-K..................................................         83
              (c)  Exhibits ............................................................         83

SIGNATURES

ITEM 1. BUSINESS

(a) General History of the Business

Note: The terms "Haemonetics," "we," "us," "our," and "the Company" as used herein include Haemonetics' subsidiaries and predecessor where the context so requires.

Our Company was founded in 1971 and became publicly owned for the first time in 1979. In 1983, we were acquired by American Hospital Supply Corporation ("AHS"). When Baxter Travenol Laboratories, Inc. acquired AHS in 1985, Baxter divested the Haemonetics business to address antitrust concerns related to the AHS acquisition. As a result, we were purchased in December 1985 by investors that included E. I. du Pont de Nemours and Company ("Du Pont") and present and former Haemonetics employees. We were incorporated in Massachusetts in 1985. In May 1991, we completed an Initial Public Offering, at which time Du Pont divested its interest.

We are a pioneer and a market leader in developing and manufacturing technology to help ensure a safe and adequate blood supply for patients world wide, and to assist blood banks and hospitals to operate efficiently and in compliance with regulatory requirements. To that end, we are engaged in manufacturing automated systems and single use consumables for blood donors and patients, for the collection, processing, and surgical salvage of their blood. We also develop associated data management technology. We developed our first automated blood processing system in 1971 and for more than 30 years we have been driven to improve the safety and practice of transfusion medicine. Our direct customers are blood and plasma collectors, hospitals and hospital service providers. In fiscal 2004, we reorganized into two global product families that address our ultimate customer (our customers' customer): blood donors and surgical patients. Within these product families we offer:

Donor Products

1) Our PCS brand systems automate the collection of plasma from donors who are usually paid a fee for their donation. The collected plasma is then generally processed into therapeutic pharmaceuticals.

2)    Blood bank systems:

      a) Our MCS brand systems automate the collection of platelets from volunteer donors. The systems enable the donation of a larger volume of the donor's platelets, which are then generally given to cancer patients and others with bleeding disorders.

      b) Our ACP brand systems automate the process used to freeze, thaw and wash red blood cells; and

3) Other MCS systems automate the collection of red cells from volunteer donors. These systems maximize the volume of red cells that can be collected from one blood donation, thus helping to alleviate blood shortages.

Patient Products

1) Surgical blood salvage systems, used during and after surgery to collect a patient's own blood for reinfusion, including:

      a) Our Cell Saver brand systems for higher blood loss surgeries and trauma, and

      b) Our OrthoPAT brand systems for lower, slower blood loss procedures, typically orthopedic surgeries.

Our principal operations are in the U.S., Europe, and Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as some independent distributors and agents.

In fiscal 2004, we remained focused on increasing sales of our newer red cell collection technology and orthopedic surgical blood salvage system. In addition to this focus, however, we also implemented some new growth strategies. We leveraged the core business by strengthening current marketing partnerships, identifying new marketing partners and improving our margins and cash position.

To prepare the business for further expansion, we initiated a Core Competency Review Process to identify the unique activities that we can leverage to grow our business. These potential core competencies are our superior level of service to a complex medical customer base, our rigorous manufacturing process management and control, and our robust software development platform for information technology applications related to our medical devices. Phase 1 of this process is complete. Phase 2, begun in May 2004 and expected to be completed within twelve months, includes validating and benchmarking the core competencies to assure that our practices are genuinely world class, and then testing whether they can be leveraged into other therapeutic classes to deliver enhanced shareholder value.

(b) Financial Information about Industry Segments

Although we address our customer constituents through two global product families (Donor and Patient), we manage our business as one operating segment: automated blood processing systems. Our chief operating decision maker uses consolidated financial results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

The financial information required for the business segment is included herein in note 17 of the financial statements, entitled SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION.

(c) Narrative Description of the Business

      (i) Products

We have developed and market a variety of automated systems for blood donors and patients world wide that collect, process, and surgically salvage their blood. We also market data management systems through our subsidiary, Fifth Dimension Information Systems ("5D") to promote efficient and compliant operations of blood collectors, principally plasma collectors.

All of our blood systems involve the extracorporeal processing of human blood, which is made up of components called red blood cells, plasma, platelets, and white blood cells. Doctors today generally treat patients with a transfusion of only the blood component needed, rather than with whole blood. The different components have different clinical applications. For example, plasma derived products treat varying illnesses and hereditary disorders such as hemophilia, red cells treat trauma patients or patients undergoing major surgeries involving high blood loss such as open heart surgery or organ transplant, and platelets treat cancer patients undergoing chemotherapy.

With our automated blood collection systems, a blood donation can be targeted to the specific blood component needed by a blood collector. More of that blood component can be collected during any one donation event because the blood component not targeted is returned to the donor through a sterile, closed-circuit disposable set used for the blood donation procedure.

With our automated blood processing systems, blood collectors and hospitals can freeze and thaw red cells so that they can maintain a frozen blood reserve. Blood reserves are often maintained to adequately respond to large-scale emergencies in which many people require blood transfusions or to treat patients who require transfusions of very rare blood. Our blood processing systems can also remove the plasma from red cells for patients who need specially treated blood.

With our surgical blood salvage systems, medical teams can collect blood lost by a surgical patient during or after the surgery, clean it, and make it available for transfusion back to the patient. These systems ensure that elective surgery will not be cancelled due to lack of available blood, and also ensures that a patient receives the safest blood possible - his or her own.

In every one of our major product offerings: plasma collection, platelet collection, red cell collection, cell processing and surgical cell salvage, we invented the technology that first created the market. We continue to innovate our product offerings with next generation technologies.

As a general practice, we place our equipment at customers' sites, with contractual requirements that customers purchase a certain number of disposables in a predetermined time frame. Within this model, we may redeploy equipment should utilization be less than optimal. Blood cell processing equipment is most commonly sold outright.

Automated Plasma Collection and Data Management Systems

Automated plasma collection technology allows for the safe and efficient collection of plasma from donors who are usually paid a fee for their blood donation. The plasma which is collected is then further processed ("fractionated") by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of: immune diseases, inherited coagulation disorders (e.g., hemophilia) and blood volume loss (e.g. from trauma). The collected plasma is also used in the manufacture of vaccines and blood testing and quality control reagents. Our role in the plasma industry is limited to the supply of plasma collection and data management systems to plasma collectors. Our business does not include the actual collection, fractionation, or distribution of plasma-derived pharmaceuticals, businesses mostly conducted by large multi-national pharmaceutical corporations.

Until automated plasma collection technology was pioneered and introduced by our Company in the 1980s, plasma for fractionation was collected manually. Manual collection was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Currently the vast majority of plasma collections worldwide are performed using automated collection technology because it is safe and cost-effective. We market our PCS(R)2 automated plasma collection systems to commercial plasma collectors as well as not-for-profit blood banks and government affiliated plasma collectors worldwide.

We offer "one stop shopping" to our plasma collection customers, enabling them to source from us the full range of products necessary for their plasma collection operations. To that end, in addition to providing plasma collection equipment and disposables, we offer plasma collection containers, intravenous solutions necessary for plasma collection and storage, and data management technology to automate plasma collectors' operations.

On January 1, 2002, we acquired 5D, the leading provider of information management products and services for plasma collectors and fractionators. A majority of plasma collectors currently use manual systems to track their donors and collected plasma. 5D's sales are recorded in the miscellaneous and service revenue line although the majority of its sales currently are to plasma collectors. Our strategy is to expand 5D's sales to not-for-profit blood collectors.

Blood Collection for Transfusion

There are millions of blood donations throughout the world every year to obtain blood products for transfusion to surgical, trauma, or chronically ill patients. In the U.S. alone approximately 13.5 million units of blood are collected each year.

Patients requiring blood are rarely transfused with whole blood. Instead, a patient typically receives only the blood component necessary to treat their clinical condition: red cells to surgical or trauma patients, platelets to surgical or cancer patients, and plasma to surgical patients.

Most donations worldwide are non-automated procedures (also referred to as "manual donations"). In a manual donation, a person donates about a pint of whole blood, bleeding by gravity directly into a blood collection bag. After the donation, a laboratory worker manually processes the blood and separates it into its constituent parts: red cells, platelets and plasma. One pint of whole blood contains one transfusible dose of red cells, one-half to one transfusible dose of plasma, and one-sixth to one-eighth transfusible dose of platelets.

We do no business in the large, non-automated part of the blood collection market for transfusions. Abbott Laboratories, Baxter International, Pall Corporation, Terumo and others supply this market with whole blood collection supplies such as needles, plastic blood bags, solutions and tubing. Worldwide demand for blood continues to rise as the population ages and more patients have need for and access to medical therapies that require blood transfusions. At the same time, tighter donor eligibility requirements to improve blood safety have decreased the number of donors willing or able to donate blood. Thus, this worldwide market is growing modestly in the low single digits.

In contrast to manual collections, automated procedures eliminate the need to manually separate whole blood at a remote laboratory. Instead the blood separation process is automated and occurs "real-time" while the blood donor is attached to the blood collection system. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Among other things, automated blood collection allows significantly more of the targeted blood component to be collected during a donation event.

Today in the U.S., automated collection systems are used to collect more than 550,000 red cell units and about 1.5 million platelet units (called "single donor" platelets, because one donation from a single donor can produce enough platelets for a transfusible dose as compared to a pooled platelet that is a blood product that combines platelet fractions from 6-8 different whole blood donors).

Our products currently address the small part of the blood collection market that uses automation to enhance blood collection safety and efficiency, as well as regulatory compliance. Though we compete against large companies including Baxter International and Gambro, we are the only company whose business is strongly focused on automated blood collection.

Blood Bank Systems

      Automated Platelet Collection Systems

Automated platelet collection systems collect one or more therapeutic "dose" of platelets during a single donation by a volunteer blood donor. Platelets derived from non-automated donations of whole blood (also called manual collections) must be "pooled" together with platelets from 6 to 8 other manual donations to make a single therapeutically useful dose because platelets are only a very small portion of whole blood volume. We invented the automation of platelet collection, resulting in improved platelet yields and improved patient safety.

Platelet therapy is typically used to alleviate the side effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. Physicians who prescribe platelet therapy have increasingly turned to "single donor" platelet products (i.e., enough platelets collected from a single donor, during an automated collection procedure, to constitute a transfusible dose) to minimize a patient's exposure to multiple donors and possible blood-borne diseases.

Related products that improve safety of platelets

      Bacterial Detection

Over the past year, bacterial detection of platelets has become an important trend in the transfusion industry. To reduce risks to patients receiving transfusions, the U.S. and other countries have implemented requirements that all platelets be tested for bacteria. Bacterial contamination is one of the most common causes of transfusion-related death, but it also has other risks which can result in longer hospitalization. In February 2004, we reached an agreement with Hemosystem SA to market its bacterial screening technology, Scansystem(R) in Europe, the Middle East, Africa, and Latin America for the next three years. Local European evaluations of Scansystem have begun. Additionally, in the fourth quarter of fiscal year 2004, we announced U.S. regulatory clearances for two blood sampling systems. The systems are specifically designed to facilitate the collection of a sample of platelets for the bacterial detection test. One system is integrated into our platelet collection disposable kit and the other system can be used to sample platelets collected through any other means.

      Pathogen Reduction

Pathogen reduction technologies are processes to eliminate or reduce pathogens, including viruses and bacteria, from blood prior to its transfusion to patients. Pathogen reduction has been discussed by the transfusion community for many years, and is in various stages of development and/or commercialization by several companies, not including Haemonetics. In December 2001 we entered into an agreement with

Baxter International, Inc. ("Baxter") to enable us to seamlessly integrate our platelet collection systems with Baxter's InterSOL which is a platelet storage solution for use with Baxter's INTERCEPT(R) Platelet System for pathogen reduction of platelets. To date, pathogen reduction of platelets is not routinely practiced in most countries. However, because of our agreement with Baxter we are poised to participate in this market should there be a trend toward pathogen reduction.

      Automated Blood Cell Processing Systems

Our cell processing business is based on technology that enables users to add and remove solutions or other substances to and from blood components. We have several technologies that support this business.

One technology allows the freezing and thawing of blood to enable blood banks to better manage their red cell inventory. Although it has been possible to freeze red cells for up to ten years, the freezing and thawing processes took place in a manual, open-circuit system, which exposed red cells to the potential for bacterial contamination. Once the cells were thawed, they had to be transfused within 24 hours. The ACP(R)215 automated cell processing system extends thawed cells' shelf life to 14 days by performing the freezing and thawing processes in an automated, closed-circuit technology.

Another cell processing technology supports V.I. Technologies ("VITEX") in its development efforts for pathogen reduction of red cells. Our technology washes VITEX's pathogen inactivation agent out of the red cell units prior to transfusion. VITEX is currently in Phase III acute transfusion studies for its system. Through a supply agreement with Vitex, we provide VITEX with devices and disposables for their processing operations.

Another cell processing technology washes red blood cells of plasma proteins for patients at risk for allergic or anaphylactic reactions to transfusions. This technology was U.S. regulatory cleared in September 2003.

Automated Red Cell Collection Systems

Automated red cell collection, which we also pioneered, allows for the safe and efficient collection of more red cells from a single blood donor. Most often, red cells are derived from manual collection of whole blood, after which the components are separated. However, this manual procedure involves time-consuming, error-prone secondary handling and processing in a laboratory that tax a blood collector's limited resources. Red cell shortages are a common problem plaguing many healthcare systems worldwide, particularly the U.S. The most recent statistics available by the National Blood Data Resource Center show that in 2001 nearly 13% of hospitals (versus 7% in 1999) canceled elective surgeries at some point during the year as a result of low blood supplies.

Our MCS brand systems help blood collectors address their operational challenges. The system automates the blood separation function, eliminating the need for laboratory processing and enables the collection of two transfusible doses of red cells from a single donor thus alleviating blood shortages. We call this our two unit protocol or double red cell collection.

In addition to the two unit protocol, blood collectors can use the MCS brand system to collect one unit of red cells and a "jumbo" (double) unit of plasma from a single donor or they may leukoreduce their two unit red cell collections. Leukoreduction is the removal of potentially harmful white blood cells from the blood. Leukoreduction has been adopted in many countries worldwide, and an estimated 80% of all red cells in the U.S. are now leukoreduced.

During fiscal 2004, blood shortages continued and blood banks continued their adoption of double red cell collection. United Blood Services, the second largest collector of blood in the U.S., expanded its automated red cell program to collect 30% of all of its red cells using our systems. Throughout the year, the American Red Cross also expanded the use of our technology. We finished the fiscal year with twelve new Red Cross regions using our systems. In total, our systems are now installed at nineteen of the Red Cross' 36 regions. These regions combined collect four million units of red cells annually, or about 25% of the U.S. blood supply.

We submitted a 510(k) for FDA approval of the Chairside Separator(R) system, which automates the whole blood collection process, during fiscal year 2002. During fiscal year 2003, we directed research and development resources away from the Chairside Separator to the Red Cell Collector, a portable, automated device to collect and process two units of red cells from donors. These resources were redirected due to a number of factors including the progress already made on the Red Cell Collector and our belief that the market demand for the Red Cell Collector would occur prior to a significant demand for a chairside product. As the market for the Chairside Separator would be a new market for the Company, this delay has no immediate impact on our results of operations or financial condition. We will continue to advance the Red Cell Collector in fiscal year 2005. We expect CE marking of this device during the second half of fiscal 2005.

See the section entitled "Research and Development" for further discussion.

Surgical Blood Salvage Systems

Surgical blood salvage, also known as autotransfusion, involves the collection of a patient's own blood during and after surgery, for reinfusion to that patient. In surgical blood salvage, blood is suctioned from a wound site, collected in a centrifuge, and cleaned and filtered to remove unwanted substances from the recovered blood. The blood is transferred to a collection bag and made available for transfusion back to the patient. This process occurs in a sterile, closed-circuit; consumable set which sits inside our device. We market our surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons or to surgical suite service providers.

Loss of blood is common in open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Prior to the introduction of our technology, patients were transfused exclusively with blood from volunteer donors. Donor blood carries various potential risks including (i) risk of transfusion with the wrong blood type (the most common cause of transfusion-related death), (ii) risk of transfusion reactions including death, but more commonly chills, fevers or other side effects that can prolong a patient's recovery, and (iii) risk of transfusion of blood with a blood-borne disease or infectious agent.

As a result of numerous blood safety initiatives, today's blood transfusions are extremely safe, especially in well developed and resourced health care systems. However, transfusions are not risk free. Surgical blood salvage reduces or eliminates a patient's dependence on blood donated from others and ensures that the patient receives the safest blood possible - his or her own.

Surgical blood salvage is also a cost effective alternative for hospitals compared to the total cost of transfusing donor blood. Blood shortages have also reinforced the benefits of surgical blood salvage. As hospitals are forced to consider canceling elective surgeries, they can turn to surgical blood salvage as a means of conserving their blood supply for other patients.

We pioneered the first surgical blood salvage systems. Today, we market the Cell Saver brand(R) system which is targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries, as well as the OrthoPAT(R) system which is targeted to orthopedic procedures that involve slower, lower volume blood loss that often occurs well after surgery.

In July 2003, we announced a marketing agreement with Augustine Medical Corporation International (a subsidiary of Arizant, Inc.) under which we now market the Bair Hugger(R) surgical patient warming system in Japan. The Bair Hugger system is a device and disposable blanket that warms a patient before, during, and after surgery so that the patient's body temperature remains stable. Published clinical studies demonstrate that maintaining normal body temperatures during surgery can reduce the incidence of wound infection, bleeding, cardiac events, and mortality.

In fiscal 2005, we will focus research and development efforts on a new surgical blood salvage device, the CardioPAT brand system. This is a small, portable, and operator-friendly cardiovascular surgical blood salvage device that will address the beating heart surgical market. We expect this device will be in limited market release by the second half of fiscal 2005.

      (ii) Revenue Detail

We discuss our revenues using the following categories:

Disposables (the consumables used in blood collecting, processing, and salvaging) Equipment (the devices) Miscellaneous and Service (including 5D software management systems and service contracts)

In fiscal 2004, sales of disposable products accounted for approximately 89.4% of net revenues. Sales of our disposable products were 9.2% higher in 2004 than in 2003 and grew at a compound average annual growth rate of 6.9% for the three years ended April 3, 2004. The 9.2% increase in disposable sales in fiscal 2004 was a result of volume increases in our red cell, blood bank and surgical product lines partly offset by decreases in our plasma product line. Foreign exchange contributed to about half of the disposable sales increase in fiscal 2004.

Sales of equipment accounted for approximately 4.6% of net revenues in fiscal 2004 and approximately 6.0% in fiscal 2003. The decrease in equipment revenue is primarily attributable to decreases in the sales of our ACP 215 system in the U.S., our platelet collection device in Japan, and our plasma collection device in Europe.

Service and other miscellaneous revenues accounted for approximately 6.0% of net revenues in fiscal 2004.

      (iii) Marketing/Sales/Distribution

We market and sell our products to hospitals and hospital service providers, blood systems and independent blood banks, commercial plasma collection centers, and national health organizations through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Sales representatives target the primary decision-makers within each of those organizations.

In fiscal 2004, we announced that for the fourth consecutive year we received the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of firms' actual performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

      (iv) United States

In fiscal 2004, approximately 35% of consolidated net sales were generated in the U.S. where we use a direct sales force to sell the majority of our products. We have an exclusive distribution agreement with Zimmer Holdings Inc. for the sale and marketing of the OrthoPAT system within the U.S.

      (v) Outside the United States

In fiscal 2004, approximately 65% of consolidated net revenues were generated through sales to non-U.S. customers. Our direct sales force in Europe and Asia includes full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. We also use various distributors to market our products in South America, the Middle East, and parts of Europe and the Far East.

      (vi) Research and Development

We operate research and development ("R&D") centers in Switzerland, Japan, and the United States, so that protocol variations are incorporated to closely match local customer requirements. In addition to the above R&D facilities, our 5D subsidiary maintains development operations in Edmonton, Alberta, Canada.

Customer collaboration is also an important part of our technical strength and competitive advantage. We have built close working relationships with a significant number of transfusion experts around the world. These individual provides us with ideas for new products and applications, enhanced protocols, and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.

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

Our expenditures for R&D were $17.8 million for fiscal 2004 and $19.5 million for both fiscal 2003 and fiscal 2002. All R&D costs are expensed as incurred. We expect to continue to invest resources in R&D.

In fiscal 2004, we conducted an R&D prioritization initiative. During this process, we scaled back our R&D resources and reviewed all products to determine which were most important to bring to market quickly. Based on the prioritization exercise, we determined that in fiscal 2005, the majority of R&D resources would be allocated to completing work on a new surgical blood salvage device, the CardioPAT and an enhanced MCS platelet collection platform. The CardioPAT surgical blood salvage system is a small, portable, and operator-friendly cardiovascular surgical blood salvage device designed to address low volume post operative blood loss. We expect this device will be in limited market release in the second half of fiscal 2005. Our new MCS platelet collection protocol adds several new enhancements in response to customer feedback. We expect that this device will be in clinical trials by the end of fiscal 2005. Additionally, we are continuing to invest in the development of the Red Cell Collector. We expect CE marking of this device during the second half of fiscal 2005.

      (vii) Manufacturing

Our principal manufacturing operations (equipment, disposables, and solutions) are located in Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; and Bothwell, Scotland.

In general, our production activities occur in a controlled setting or "cleanroom" environment. Each step of the manufacturing and assembly process is quality checked, qualified, and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

Some component manufacturing is performed by outside contractors according to our specifications. We maintain important relationships with two Japanese manufacturers that provide finished consumables in Singapore, Japan, and Thailand. Certain parts and components are purchased from various single sources. If necessary, we believe that, in most cases, alternative sources of supply could be identified and developed within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations. All of our equipment and disposable manufacturing sites are certified to the ISO 9000 standard and to the Medical Device Directive allowing placement of the CE mark of conformity.

Each blood processing machine is designed in-house and assembled from components that are either manufactured by us or by others to our specifications. Many critical mechanical assemblies are machined and fabricated utilizing our own process control procedures. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification requirements, and the components are subjected to focused incoming inspection programs. During fiscal year 2004, we manufactured approximately 75% of our equipment. The remainder was manufactured for us by outside contractors.

We have established a Customer Oriented Redesign for Excellence ("CORE") program, which is based on the tenets of Total Quality of Management ("TQM"). This program's goals include: 1) improving customer satisfaction through top quality and on-time deliveries, 2) lowering production costs, and 3) optimizing inventories.

      (viii) Intellectual Property

We hold patents in the United States and many international jurisdictions on some of our machines, processes and disposables. These patents cover certain elements of our systems, including protocols employed in our equipment and certain aspects of our processing chambers and disposables. We consider our patents to be important but not indispensable to our business. To maintain our competitive position, we rely to a greater degree on the technical expertise and know-how of our personnel than on our patents. We pursue an active and formal program of invention disclosure and patent application in both the United

States and international jurisdictions. We own various trademarks that have been registered in the United States and certain other countries.

Our policy is to file patent and trademark applications in the U.S. and foreign countries where rights are available and we believe it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. We cannot assure that pending patent and trademark applications will result in issued patents and trademarks, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that our patents will not be found to be invalid.

      (ix) Competition

We created our markets and have established a record of innovation and market leadership in each of the areas in which we compete. Although we compete directly with others, no one company competes with us across the full line of products.

In order to remain competitive, we must continue to develop and acquire cost-effective new products, technologies and services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors, including factors within our control (reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety and cost effectiveness and continual and rigorous documentation of clinical performance) as well as factors outside of our control (regulatory standards, medical standards and the practice of medicine).

We innovated the plasma collection market. Prior to our invention of the PCS system, plasma was collected manually, posing significant risks to donors. In the automated plasma collection markets, we compete with Baxter International, Inc. on the basis of quality, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. To a much lesser degree, our automated systems also compete with manual collection systems, which are less expensive, but are also slower, less efficient, and clinically riskier. Baxter has pursued a strategy of developing plasma collection sites and acquiring collection centers, which has altered the competitive landscape and affected our sales. In October 2003, Baxter acquired our largest U.S. plasma customer, Alpha Therapeutic Corporation ("Alpha"). Upon Baxter's announcement of its acquisition of Alpha's business, Baxter closed 38 of 41 of the former Alpha centers and sold the remaining three centers. (These three centers remain Haemonetics' customers.) While Baxter has begun closing some of its plasma collection centers, there can be no assurance that it will not acquire other plasma collection centers, some of which may currently use our collection technology.

In the automated platelet collection markets, competition is based on continual performance improvement, as measured by the time and efficiency of component collection and the quality of the components collected. Our quality is exceptional, as evidenced by more than 70% market share in Japan, where quality is a leading purchasing consideration. Our major competitors in the automated platelet collection market are Gambro BCT, Inc. and Baxter. Each of these companies has taken a different technological approach in designing their systems for the automated platelet collection market. In the platelet collection market, we also compete with whole blood collections from which pooled platelets are derived.

In the cell processing market, competition is based on level of automation, labor-intensiveness, and system type (open versus closed). Open systems are weaker in GMP compliance and blood processed through them has a 24 hour shelf life. We do have open system cell processors which compete with

Gambro BCT systems. Our closed system cell processor gives blood processed through it a 14 day shelf life and has no competition.

Our most recent innovation is automated red cell collection which we pioneered in the late 1990s. We preceded one competitor, Gambro BCT, Inc. to market by 2 years, and the other competitor, Baxter, to market by six years. However, it is important to note that currently less than 1% of the forty million red cells collected worldwide annually are collected via automation. So, we more often compete with traditional (manual) methods of deriving red cells by collecting and separating a pint of whole blood on the basis of total cost, process control, product quality, and inventory management.

We invented surgical blood salvage, and the Cell Saver brand is recognized worldwide. In this high blood loss surgical market, competition is based on reliability, ease of use, service, support, and price. Each manufacturer's technology is similar, and we compete principally with Medtronic, Fresenius, and Sorin Biomedica.

In the orthopedic surgical blood salvage market there are no direct competitors. The OrthoPAT system is the only system designed specifically for use in these surgeries where a patient often bleeds more slowly, bleeds less, and bleeds well after surgery.

Our technical staff is highly skilled, but many competitors have substantially greater financial resources and larger technical staffs at their disposal. There can be no assurance that such competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.

      (x) Seasonality

Net revenues have historically been higher in the second half of our fiscal year, reflecting principally the seasonal buying patterns of our customers. This has proven true in four of our last five fiscal years with the exception being fiscal 2003 where the second half of our fiscal year had slightly lower revenues due principally to market conditions in plasma.

      (xi) Government Regulation

The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research ("CBER") and the Center of Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration ("FDA"), and other non-United States regulatory bodies.

All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved Pre-market Approval Application ("PMA"). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous ("IV") solutions marketed by us for use with our automated systems (blood anticoagulants and solutions for storage of red blood cells) require us to obtain from CBER an approved New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA"). A 510(k) pre-market clearance indicates FDA's agreement with an applicant's determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may take up to 24 months and involves the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) approvals both because the FDA review process is more complicated and because we do not have significant experience and expertise in submitting NDAs.

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

      (xii) Environmental Matters

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

      (xiii) Employees

As of April 3, 2004, we employed 1,438 persons assigned to the following functional areas: manufacturing, 760; sales and marketing, 199; general and administrative, 163; research and development, 119; and quality control and field service, 197. We consider our employee relations to be satisfactory.

      (xiv) Availability of Reports and Other Information

All of the our corporate governance materials, including the Principles of Corporate Governance, the Business Conduct Policy and the charters of the Audit, Compensation, and Nominating and Governance Committees are published on the Investor Relations section of the Haemonetics website at http://www.haemonetics.com/site/content/investor/investor.asp. Such information is also available in print to any shareholder who requests it. All requests should be directed to our Company's Clerk. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

The financial information required by this item is included herein in note 17 of the financial statements, entitled Segment, Geographic and Customer Information. Sales to the Japanese Red Cross accounted for 24.1% of net revenues in fiscal 2004. No other customer accounted for more than 10% of our net revenues. For more information concerning significant customers, see subheading of note 2 of the financial statements, entitled, Concentration of Credit Risk and Significant Customers.

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

ITEM 2. PROPERTIES

Our main facility is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 68,000 square feet for administrative and research and development activities and 7,000 square feet available for expansion. See Note 8 to the financial statements for details of our mortgage on the Braintree facility.

On property adjacent to the Braintree facility the company leases 43,708 of additional office space. This facility is used for sales, marketing, finance and other administrative services. Annual lease expense for this facility is $591,330.

We lease a 81,850 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations. Annual lease expense is $311,330 for this facility.

We own a facility in Bothwell, Scotland used to manufacture disposable components for European customers. The facility is approximately 22,200 square feet.

We manufacture sterile solutions to support our blood bank (component therapy) and plasma businesses at a facility in Union, South Carolina. The facility is approximately 69,300 square feet.

We also lease a 48,000 square foot facility in Avon, Massachusetts. This facility is used for warehousing and distribution of products. Effective May 2004 leased space at this facility was increased to 61,000 square feet. Annual lease expense for this facility is $366,549.

Effective January 2002, we acquired Fifth Dimension Information Systems Inc. and as part of the acquisition the Company assumed lease payments of $115,701 annually for 10,183 square feet of office space in Edmonton, Alberta, Canada.

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

On January 21, 2004, we filed a claim for binding arbitration against Baxter, seeking an arbitration award that compels Baxter to honor numerous supply contracts it assumed when Baxter purchased the plasma collection operations of Alpha Therapeutic Corporation, our largest plasma customer, or to pay us damages. The outcome of this arbitration in unknown at this time. See "Market Trends" in Management's Discussion and Analysis for further details of this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors.

PETER ALLEN joined our Company in 2003 as President, Donor Division. Prior to joining our Company, Mr. Allen was Vice President of The Aethena Group, a private equity firm providing services to the global healthcare industry. From 1998 to 2001, he held various positions including Vice President of Sales and the Oncology Business at Syncor International, a provider of radiopharmaceutical and comprehensive medical imaging services. Previously, he held executive level positions in sales, marketing and operations in DataMedic, Inc., Enterprise Systems, Inc./HBOC, and Robertson Lowstuter, Inc. Mr. Allen has also worked in sales at American Hospital Supply Corporation and Baxter International, Inc.

BRIAN CONCANNON joined our Company in 2003 as President, Patient Division. Prior to joining our Company, Mr. Concannon was President, Northeast Region, Cardinal Health Medical Products and Services. From 1996 to 1999, he was with Allegiance Healthcare, most recently holding the position of Vice President, Distribution Sales and Operations. Mr. Concannon has also held various sales and marketing positions at American Hospital Supply Corporation and Baxter Healthcare Corporation.

ROBERT EBBELING joined our Company in 1987 as Manager of Injection Molding. Throughout his career at our Company, Mr. Ebbeling has held various management and executive positions in manufacturing and operations. In 1996, he was appointed to Senior Vice President, Manufacturing. In February 2003, Mr. Ebbeling was promoted to Executive Vice President, Manufacturing, and then in August 2003, he was promoted to Vice President, Operations. Prior to joining our Company, Mr. Ebbeling was Vice President, Manufacturing, for Data Packaging Corporation.

DR. ULRICH ECKERT joined our Company in 1995 as Vice President, Haemonetics Germany. In 1998 and 2001, Dr. Eckert assumed additional responsibility for European plasma marketing and our Nordic countries' subsidiaries respectively. In 2002, he was promoted to President, Europe and Latin America. In 2003, Dr. Eckert joined our Corporate Staff. Prior to joining our Company, Dr. Eckert spent eight years with Apple Computer where his most recent responsibility was Director, Business Systems for Germany, Austria and Switzerland.

ALICIA R. LOPEZ joined our Company in 1988 as General Counsel and Director of Human Resources. Throughout her career at Haemonetics, Ms. Lopez has held various executive positions with responsibilities over legal, human resources, administration, regulatory affairs, and investor relations. Since 1990, she has served as Clerk to the Board of Directors. In 2000, Ms. Lopez was appointed Senior Vice President. In 2003, Ms. Lopez was named Vice President and General Counsel and in 2004 she was promoted to General Counsel and Vice President of Administration. Prior to joining our Company, Ms. Lopez was a litigation associate with the law firm of Sullivan & Worcester.

BRAD NUTTER joined our Company in 2003 as Board Member, President and Chief Executive Officer. Prior to joining our Company, Mr. Nutter was President and Chief Executive Officer of Gambro Healthcare, an international dialysis provider, a division of Gambro AB. From 1997 to 2000, he was Executive Vice President and Chief Operating Officer of Syncor International, an international provider of radiopharmaceuticals and medical imaging. Previously, Mr. Nutter held senior level positions at American Hospital Supply Corporation and Baxter International, Inc.

RONALD J. RYAN joined our Company in 1998 as Senior Vice President and Chief Financial Officer. In 2003, Mr. Ryan was named Vice President and Chief Financial Officer. Prior to joining our Company, he held the position of Chief Financial Officer and later Senior Vice President of Operations with Converse Inc. From 1984 to 1990, Mr. Ryan was Vice President of Finance and Business Planning for the Europe, Middle East and Africa Division of Bristol-Myers Squibb.

DR. YUTAKA SAKURADA joined our Company in 1991 as Board Member and President, Haemonetics Japan. In 2001, Dr. Sakurada was promoted to Chairman and CEO of Haemonetics Japan. In 2003, he was named President Japan/Asia in addition to his responsibilities as Chairman and CEO of Haemonetics Japan. Prior to joining our Company, Dr. Sakurada was Managing Director of Kuraray Plastic Company Ltd., a diversified synthetic fiber company, in Japan. From 1985 to 1989, Dr. Sakurada was a member of the Board of Kuraray.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock is listed on the New York Stock Exchange under symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

                                      -----------------------------------------------------------------
                                       First Quarter   Second Quarter    Third Quarter   Fourth Quarter
-------------------------------------------------------------------------------------------------------
  Fiscal year ended April 3, 2004:
Market price of
   Common Stock
   High                                    $23.75          $24.30            $24.00          $32.50
   Low                                     $17.35          $16.30            $21.70          $23.52

  Fiscal year ended March 29, 2003:

Market price of
   Common Stock
   High                                    $34.80          $29.20            $25.75          $23.08
   Low                                     $28.10          $22.51            $18.02          $19.45

There were approximately 591 holders of record of the Company's common stock as of May 14, 2004. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                    Haemonetics Corporation and Subsidiaries
                                Five-Year Review
                 (in thousands, except share and employee data)

--------------------------------------------------------------------        --------       --------       --------       --------

Summary of Operations                                         2004            2003           2002           2001           2000
--------------------------------------------------------------------        --------       --------       --------       --------
Net revenues                                               $ 364,229        $336,956       $319,969       $293,860       $280,612
Cost of goods sold                                           192,109         182,260        165,135        151,447        149,155
                                                           ---------        --------       --------       --------       --------
Gross profit                                                 172,120         154,696        154,834        142,413        131,457
                                                           ---------        --------       --------       --------       --------
Operating expenses:
  Research and development                                    17,793          19,512         19,512         19,039         14,943
  Selling, general and administrative                        108,450          97,705         88,874         86,734         82,895
  Acquired research and development                               --              --         10,000         18,606          2,871
  Other unusual charges                                           --              --             --          4,614         10,305
                                                           ---------        --------       --------       --------       --------

Total operating expenses                                     126,243         117,217        118,386        128,993        111,014
                                                           ---------        --------       --------       --------       --------

Operating income                                              45,877          37,479         36,448         13,420         20,443
Other income (expense), net                                      (65)          1,128          2,057          3,906          3,254
                                                           ---------        --------       --------       --------       --------

Income from continuing operations
before provision for income taxes                             45,812          38,607         38,505         17,326         23,697
Provision for income taxes                                    16,492          10,228         10,782         10,090          8,471
                                                           ---------        --------       --------       --------       --------

 Income from continuing operations before cumulative
   effect of a change in accounting principle                 29,320          28,379         27,723          7,236         15,226
                                                           ---------        --------       --------       --------       --------

Income from discontinued operations                               --              --             --             --            144

Cumulative effect of a change in accounting principle             --              --       2,304 (a)            --             --
                                                           ---------        --------       --------       --------       --------

Net income                                                    29,320          28,379       $ 30,027       $  7,236       $ 15,370
                                                           =========        ========       ========       ========       ========

Income per share:
     Basic                                                 $    1.20        $   1.15       $   1.15       $   0.29       $   0.59
     Diluted                                               $    1.19        $   1.13       $   1.11       $   0.28       $   0.58

Weighted average number of shares                             24,435          24,591         26,214         25,299         26,087
Common stock equivalents                                         260             457            941            706            414
                                                           ---------        --------       --------       --------       --------
Weighted average number of common
        and common equivalent shares                          24,695          25,048         27,155         26,005         26,501
                                                           =========        ========       ========       ========       ========

Financial and Statistical Data:                               2004            2003           2002           2001           2000
--------------------------------------------------------------------        --------       --------       --------       --------
Working capital                                            $ 185,606        $122,880       $148,737       $139,717       $121,443
                                                           ---------        --------       --------       --------       --------

Current ratio                                                    2.9             2.2            2.8            2.8            2.4
Property, plant and equipment, net                         $  78,030        $ 83,987       $ 84,877       $ 83,251       $ 81,608
                                                           ---------        --------       --------       --------       --------

Capital expenditures                                       $  13,862        $ 16,715       $ 23,509       $ 16,146       $ 17,346

Depreciation and amortization                              $  30,149        $ 28,431       $ 25,616       $ 24,499       $ 24,906
                                                           ---------        --------       --------       --------       --------

Total assets                                               $ 407,394        $359,485       $364,921       $345,314       $334,760
Total debt                                                 $  58,260        $ 70,617       $ 72,143       $ 69,719       $ 74,202
                                                           ---------        --------       --------       --------       --------

Stockholders' equity                                       $ 279,749        $223,237       $236,824       $215,516       $202,815
Return on average equity                                        11.7%           12.3%          13.3%           3.5%           7.2%
Debt as a % of stockholders' equity                             20.8%           31.6%          30.5%          32.3%          36.6%
                                                           ---------        --------       --------       --------       --------

Employees from continuing operations                           1,438           1,497          1,498          1,357          1,328
Net revenues per employee
from continuing operations                                 $     253        $    225       $    214       $    217       $    211
                                                           ---------        --------       --------       --------       --------

(a) Effective April 1, 2001, the Company adopted SFAS 133, as amended, which resulted in the recognition of $2.3 million as a cumulative effect of a change in accounting principle, net of tax.

This amount is the change in the fair value of forward contracts related to forward points, which the Company excludes from its assessment of hedge effectiveness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We design, manufacture and market automated systems for the collection, processing and surgical salvage of donor and patient blood, including the single-use disposables used with our systems and related data management software. Our systems allow users to collect and process only the blood component(s) they target, red blood cells, platelets or plasma, increasing donor and patient safety as well as collection efficiencies. Our systems consist of proprietary disposable sets that operate on our specialized equipment. Our data management systems are used by blood collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at commercial plasma and not-for-profit blood banks.

As a general practice we place our equipment at customers' sites, with contractual requirements that customers purchase a certain number of disposables in a predetermined time frame. This disposable revenue stream accounts for about 90% of our total revenues.

During fiscal 2004, we reorganized our business into two global product families: donor and patient. This reorganization redefined our customer and allowed us to expand our customer base to better position us for future growth.

Product Families

Our donor products include systems to collect plasma, platelets and red cells from blood donors. We market our donor products primarily to blood collectors which include both for-profit plasma collectors and not-for-profit blood banks.

Our patient products include systems to collect (during and after surgery), wash and filter unwanted substances from the blood prior to reinfusion to the surgical patient. We market these patient products to hospitals and hospital service providers.

Miscellaneous and service revenue includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings, as well as revenue from our software division, Fifth Dimension ("5D").

Donor Products

      Plasma

      o Plasma collection systems - These systems are used by plasma collectors to collect the plasma component of a donor's whole blood. The plasma is sold to fractionators for processing into therapeutic pharmaceuticals and vaccines. Automated plasma collection is a safe and cost-effective improvement to manual (non-automated) plasma collection which is time-consuming, labor-intensive, produces relatively poor yields, and poses risk to donors. Currently the vast majority of plasma collections worldwide are automated collections.

      Blood Bank

      o Platelet collection systems - These systems are used by blood collectors to collect the platelet component of a donor's whole blood. Platelets are transfused to cancer patients whose platelets have been depleted as a result of chemotherapy. Before the advent of our platelet collection technology, the "pooling" or combination of platelets from six to eight different donors was necessary to prepare a single therapeutic dose for transfusion to a patient. Our MCS(R) line of products allows the collection of a sufficient number of platelets from only one donor to produce one or two therapeutic doses.

      o Cell Processing systems - These systems are used to freeze, thaw and wash red cells, which enables blood collectors to better manage their red cell inventories. In a liquid state, red cells must be transfused within 42 days whereas frozen red cells may be stored for up to ten years. Previous generation freezing technology required that red cells be transfused within 24 hours after thawing; Our ACP(R) 215 systems allow red cells to be transfused for up to 14 days post thaw.

      Red Cell

      o These systems are used to automate the collection of red cells from blood donors, improving the blood collector's operational efficiency by increasing the volume of red cells collected per donation event and eliminating manual processing. Just as important, these systems collect twice the volume of red cells than the traditional (non-automated) collection method help blood systems address red cell shortages that commonly plague health care systems.

Patient Products

      Surgical

      o Surgical blood salvage systems - These systems are used by hospitals for the collection of a patient's own blood during or after surgery for reinfusion to the patient, mitigating or eliminating the need for transfusion of donated blood. We market Cell Saver(R) brand systems for higher blood loss procedures such as cardiovascular surgeries and the OrthoPAT (R) brand system for lower blood loss orthopedic surgeries.

Financial Summary

                                                       For the years ended
                                                                                                     %Increase/         %Increase/
                                             April 3,        March 29,           March 30,           (Decrease)         (Decrease)
(in thousands, except per share data)         2004             2003                 2002              04 vs. 03         03 vs. 02
                                          ------------------------------------------------------------------------------------------
Net revenues                                $364,229         $336,956             $319,969                8.1%             5.3%
Gross profit                                 172,120          154,696              154,834               11.3%            (0.1)%
   % of net revenues                           47.3%            45.9%                48.4%

Operating income                              45,877           37,479               36,448               22.4%             2.8%
   % of net revenues                           12.6%            11.1%                11.4%

Provision for income tax                      16,492           10,228               10,782               61.2%            (5.1)%
   % of net revenues                            4.5%             3.0%                 3.4%

Net income                                   $29,320          $28,379              $30,027                3.3%            (5.5)%
   % of net revenues                            8.0%             8.4%                 9.4%

Earnings per share-diluted                     $1.19            $1.13                $1.11                5.3%             1.8%

Net revenues for fiscal 2004 increased 8.1% over fiscal 2003. The favorable effects of foreign exchange contributed 5.2% of the increase with the remaining 2.9% resulting from disposable volume increases in our red cell, blood bank and surgical product lines and targeted price increases, partly offset by volume decreases in our plasma product line. The increase in miscellaneous and service revenue was more than offset by volume decreases in equipment revenue. Revenues for the current year were also positively impacted by the addition of the 53rd week in our fiscal year, resulting from the policy that we use to determine our fiscal year end.

Higher sales, the positive effects of foreign exchange, and cost reductions resulted in a gross profit increase of 11.3% versus fiscal 2003. Operating income increased 22.4% over fiscal 2003 due to gross profit improvements from sales increases, foreign exchange, cost reductions, and the net favorable impact resulting from the 53rd week in our fiscal year, which included both additional revenues and operating expenses. Net income increased 3.3% as compared to last year. This increase was a reflection of higher operating income partly offset by the increase in our income tax rate to 36% this year versus 26.5% last year due to a $4.0 million tax refund recorded during fiscal 2003.

Market Trends

Plasma Market

Despite the continued increase in demand for plasma derived pharmaceuticals, three significant factors have and are expected to continue to cause volatility in the worldwide commercial plasma collection markets:

o The commercial plasma industry experienced significant consolidation among plasma collectors and fractionators. Continued consolidation is likely. Industry consolidation impacts us when a collector changes the total number of its collection centers, the total number of collections performed per center or changes the plasma collection system (Haemonetics or competitive technology) used to perform some or all of those collections.

o An oversupply of source plasma has reduced the number of collection procedures performed annually worldwide. This phenomenon affected us especially in the second half of fiscal year 2004 and is expected to continue to affect us in fiscal year 2005. However, we believe that the current oversupply of source plasma will be reduced in the next 12 to 18 months, allowing collection activity to return to levels that are consistent with the current demand for the therapeutic pharmaceuticals and vaccines.

o The newer plasma fractionation facilities make more efficient use of plasma in their production processes, utilizing less plasma to make similar quantities of pharmaceuticals and vaccines.

In April of 2004, two of our non-exclusive commercial plasma customers merged to form the combined ZLB Behring. In May of 2004, ZLB Behring announced plans to close 35 of its combined 100 collection centers, and to reduce its annual plasma collection volume by approximately one million litres. ZLB Behring uses both our systems as well as those of a competitor to collect plasma. We expect to lose approximately $3.0 million of revenue that we had planned for ZLB Behring as a result of these reductions.

Our largest U.S. plasma customer, Alpha Therapeutic Corporation ("Alpha") was acquired by Baxter Healthcare Corporation ("Baxter"), effective October 2003. During fiscal year 2003 and for the first seven months of fiscal 2004, Alpha was our largest U.S. customer of plasma collection disposables. It had over 1,000 plasma collection devices loaned or leased from us. Our sales to Alpha were governed by long term purchase and supply contracts that required Alpha to purchase plasma collection disposables exclusively from Haemonetics and to meet annual minimum purchase obligations for disposable kits, plasma anticoagulant solutions and plasma collection bottles. The exclusivity provisions of the contracts lapse over time beginning in January 2005 and ending in January 2009. The minimum purchase requirements of the contracts lapse over time beginning in January 2006 and ending in January 2009. Sales to Alpha totaled $9.2 million and $19.5 million in fiscal 2004 and 2003, respectively.

Upon Baxter's October 20, 2003 announcement of its acquisition of Alpha's business, Baxter closed 38 of 41 of the former Alpha centers and sold the remaining three centers. (These three centers remain Haemonetics' customers.) Baxter immediately stopped purchasing our plasma collection products (disposable bowls, bottles and solutions). We had no sales to Alpha in the fourth quarter of fiscal 2004 compared to $4.7 million in the same quarter last year. For fiscal 2005, the loss of Alpha related revenues will result in decreased revenue in the U.S. of approximately $9.0 million.

Provisions in our supply contracts signed with Alpha included protections in case of a change in ownership. In particular the contracts required that if Alpha were sold, the buyer must assume the obligations of the contracts. On January 21, 2004, we filed a claim for binding arbitration against Baxter, seeking an arbitration award that compels Baxter to honor its obligations to Haemonetics in the contracts it assumed, or to pay us damages.

We have evaluated the likely future use and recoverability of certain disposables inventories and plasma collection devices that supported the Alpha business, as well as an intangible asset related to our plasma collection bottle business. In connection with this evaluation we established reserves of $1.2 million in fiscal 2004 for inventories and devices in accordance with our excess and obsolescence policy.

Blood Bank Market

Despite moderate increases in the demand for platelets in our major markets, improved collection efficiencies that increase the yield of platelets per collection event have resulted in a flat market for collection disposables. Several factors could affect the future demand for and collection of platelets including:

o An emerging practice to test platelets for bacteria may result in a need to collect more platelets, as the usable life of platelets collected (up to 5 days) is generally shortened by up to one day as a result of the bacterial detection process. The market may also shift towards platelets collected via automation as the test for bacteria would only need to be performed once, as opposed to six to eight times for each whole blood derived platelet collection.

o While the initial interest in pathogen reduction technology has abated there is still interest over a longer horizon in the technology in all regions, particularly Japan.

o Past outbreaks of Severe Acute Respiratory Syndrome (SARS) in China resulted in the cancellation or delay of elective surgeries and a reduction in willing donors due to concerns about the communication of SARS in the region. A recurrence could result in fewer platelet collections.

Red Cell Market

Blood shortages, a need for greater operating efficiency, and a stringent regulatory environment continue to drive demand for our red cell product. There are now two competitive products on the market: one from Gambro BCT and one from Baxter. The Baxter product was introduced in May of 2003, but is only now beginning to be placed in the market and there has been little effect on our business from this competitive introduction. We can not predict what effect competition will have on our business during fiscal year 2005.

Our business continues to grow as we gain new customers and expand our penetration at existing customer sites. Additionally, over the past year our profitability has been increased as more customers have migrated to our filtered disposable sets which support our customers' good manufacturing processes by reducing manual processing. We expect red cell growth to continue in fiscal year 2005.

Surgical Market

The part of the U.S. surgical blood salvage market that is aimed at higher blood loss procedures is a mature market that is declining and may continue to decline due to improved surgical techniques minimizing blood loss and a decrease in the number of open-heart (bypass) surgeries performed. As technology improves as seen by the continuous improvements made to coronary stents and angioplasty the preference of surgeons may shift to minimally invasive surgical procedures, reducing the number of open-heart surgeries performed.

The main driver of growth for us in this market is the lower blood loss orthopedic procedures served by our OrthoPAT system. In January, we renewed our agreement with Zimmer Holdings, Inc. ("Zimmer"), our exclusive U.S. marketing partner which we believe will sustain our position in this market. We sell the OrthoPAT system direct in our other major markets.

RESULTS OF OPERATIONS

FISCAL 2004 AS COMPARED TO FISCAL 2003

Net Revenues
By geography

                                                            $             %
                       April 3,        March 29,         Increase/     Increase/
(in thousands)           2004            2003           (Decrease)    (Decrease)
                       ---------------------------------------------------------

United States          $126,872        $127,241            ($369)        (0.3%)
International           237,357         209,715           27,642         13.2
                       ---------------------------------------------------------
    Net revenues       $364,229        $336,956          $27,273          8.1%
                       =========================================================

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Approximately 65% of our revenues during fiscal year 2004 were generated outside the U.S.. Revenues in Japan accounted for approximately 27% and 28% of total revenues for fiscal 2004 and 2003, respectively. The European region comprised approximately 30% and 26% of our total revenues for fiscal 2004 and 2003, respectively. These sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the dollar. The favorable effects of foreign exchange resulted in a 5.2% increase in sales, greater than 60% of the total increase in sales.

Please see section entitled "Foreign Exchange" in this management's discussion for a more complete discussion how foreign currency affects our business and our strategy to manage this exposure.

By product type

                                                        $              %
(in thousands)          April 3,      March 29,     Increase/      Increase/
                          2004          2003       (Decrease)     (Decrease)
                        ----------------------------------------------------

Disposables             $325,540      $298,220      $ 27,320            9.2%
Misc. & service           22,002        18,355         3,647           19.9
Equipment                 16,687        20,381        (3,694)         (18.1)
                        ---------------------------------------------------
      Net revenues      $364,229      $336,956      $ 27,273            8.1%
                        ===================================================

Disposables revenue by product line

                                                               $                 %
                               April 3,      March 29,     Increase/         Increase/
(in thousands)                   2004          2003       (Decrease)        (Decrease)
                               -------------------------------------------------------
Donor:
Plasma                         $114,346      $114,436      $    (90)          (0.1)%
Blood bank                      112,209        99,921        12,288           12.3
Red Cells                        22,321        15,542         6,779           43.6
                               ---------------------------------------------------
   Subtotal                    $248,876      $229,899      $ 18,977            8.3%

Patient:
Surgical                         76,664        68,321         8,343           12.2
                               ---------------------------------------------------

Total disposables revenue      $325,540      $298,220      $ 27,320            9.2%
                               ===================================================

Donor

Disposable revenue for donor products increased 8.3% compared to the prior year. The favorable effects of foreign exchange resulted in a 5.1% increase in revenues, with the remaining 3.2% increase in revenues resulting primarily from volume increases and to a lesser extent pricing increases and other factors as detailed below.

Plasma

The favorable effects of foreign exchange resulted in a 4.0% increase in plasma disposable revenue. An entirely offsetting decrease in plasma disposables revenue resulted from reduced volumes in most markets, especially in the latter half of the year, most notably the loss of our largest U.S. customer, Alpha (See "Market Trends" section above for a more detailed discussion of the U.S. plasma market.), partly offset by increases especially earlier in the year in Europe as additional collection centers opened in the second half of fiscal 2003, and volume increases in Asia. The volume increases in Asia were due to market share gains as a result of superior quality over the competitive product and a temporary increase in fiscal 2004 demand for plasma derivatives as a result of the SARS virus.

Blood bank

The favorable effects of foreign exchange resulted in a 6.0% increase in blood bank disposable revenues as the majority of our platelet sales occur in Europe and Japan. These regions also increased sales as we achieved market share gains due to enhancements to our platelet collection systems and our reputation for quality.

Red Cell

Adoption of our technology increased in fiscal 2004 as more blood collectors sought to increase the supply of red cells from a declining number of eligible donors, to reduce collection costs, and to improve operating quality and efficiency. The growth in the U.S. of higher priced filtered sets (which include a filter to remove white blood cells from the collected blood) also contributed to the revenue increase.

Patient

Surgical

The favorable effects of foreign exchange resulted in a 5.7% increase in surgical disposable revenue. The remaining increase in surgical disposable revenue of 6.5% was primarily due to increases in our OrthoPAT disposable products. OrthoPAT sales increased as U.S. and European orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to patient pre-donation and blood transfusions in hip and knee replacements and other orthopedic surgeries. We recently announced signing a five year extension to our distribution agreement with Zimmer, the distributor of our OrthoPAT product in the U.S., which positions us for continued growth in this market. Our traditional surgical blood salvage business was down slightly year over year. See discussion of the reasons for this in the "Market Trends" section.

Other Revenues

                                                                    $              %
                                   April 3,      March 29,       Increase/      Increase/
 (in thousands)                      2004          2003         (Decrease)     (Decrease)
                                   ------------------------------------------------------
Miscellaneous & Service            $22,002        $18,355          $3,647         19.9%
Equipment                           16,687         20,381          (3,694)       (18.1)
                                   ----------------------------------------------------
       Total other revenues        $38,689        $38,736            ($47)        (0.1)%
                                   ====================================================

Our miscellaneous and service revenue includes revenue from repairs performed under preventative maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, 5D. Miscellaneous and service revenue increased 4% due to foreign exchange. The remaining increase resulted from several factors, most notably: (i) 7 % due to preventative maintenance contract increases in line with the increasing installed base of automated red cell collection devices, and (ii) 9% due to increased software revenues from 5D of $1.6 million.

The 18.1% decrease in equipment revenue versus fiscal 2003 is primarily attributable to three factors:(i) prior year sales of the ACP 215 system were positively impacted during its initial rollout to the U.S. military, (ii) equipment revenue from our platelet collection device in Japan was high in the prior year because of a sale to the Japanese Red Cross ("JRC") of equipment used previously by the JRC under a use plan arrangement due to a change in Japanese regulatory requirements and (iii) equipment revenue from the sale of our plasma collection devices to new customers in Europe during fiscal 2003 was not duplicated in the current fiscal year.

Due to the variable nature of equipment sales, the level of equipment sales can not be easily forecasted.

Gross profit

                                                                         $                  %
                                 April 3,         March 29,          Increase/          Increase/
(in thousands)                     2004             2003            (Decrease)          (Decrease)
                              ---------------------------------------------------------------------
Gross profit                     $172,120          $154,696           $17,424             11.3%
   % of net sales                   47.3%             45.9%

Of the $17.4 million increase in gross profit, approximately 50% was a result of the favorable effects of currency. The remaining increase was due primarily to the impact of our higher sales, which included targeted price increases. Other factors impacting our gross profit were offsetting and included $5.6 million of cost savings from our Customer Oriented Redesign for Excellence ("CORE") program offset by a $2.1 million increase in our excess and obsolete provision and other cost increases.

Operating Expenses

                                                                         $                %
(in thousands)                           April 3,      March 29,     Increase/        Increase/
                                           2004          2003        (Decrease)       (Decrease)
                                         -------------------------------------------------------
Research and development                 $ 17,793      $ 19,512      ($ 1,719)          (8.8%)
Selling, general and administrative       108,450        97,705        10,745           11.0
                                         ---------------------------------------------------
     Total operating expenses            $126,243      $117,217      $  9,026            7.7%
                                         ---------------------------------------------------

Research and Development

The $1.7 million decrease in research and development expense is related to lower costs as a result of the personnel reductions (see note 18). In fiscal 2004, we reviewed our R&D projects and plan to prioritize the completion of the development of the CardioPAT, a platform for the cardiovascular market, enhancements to our MCS multi component platform for platelet collection and the Red Cell Collector. The CardioPAT is scheduled for limited market release during the second half of fiscal year 2005. The MCS platelet collection system enhancements are scheduled for clinical trials by the end of fiscal year 2005. We expect CE marking of the Red Cell Collector in the second half of fiscal 2005.

Selling, general and administrative

Approximately 60% of the $10.7 million increase in selling, general and administrative is due to foreign exchange. The other significant components of the increase were $2.7 million of severance costs recognized in fiscal 2004 related to our reorganization which reduced our worldwide workforce by 4.0% (see note 17) and the additional week of expenses in fiscal 2004 (53rd week) as compared to fiscal 2003.

Operating income

                                                                       $                  %
                             April 3,         March 29,            Increase/          Increase/
(in thousands)                 2004              2003             (Decrease)          (Decrease)
                           ---------------------------------------------------------------------
Operating Income             $45,877           $37,479               $8,398             22.4%
   % of net sales              12.6%             11.1%

The $8.4 million increase in operating income is primarily a result of improving gross profit from sales increases and cost reductions and lower R&D spending partly offset by increased selling, general and administrative expenses due to our recent reorganization. Foreign currency contributed approximately 20% to the year over year improvement.

Other income (expense), net

                                                                        $             %
                                         April 3,      March 29,     Increase/     Increase/
(in thousands)                             2004          2003       (Decrease)    (Decrease)
                                         ---------------------------------------------------
Interest expense                         ($2,903)      $(3,495)      $   592          16.9%
Interest income                            1,848         2,214          (366)        (16.5)
Other income, net                            990         2,409        (1,419)        (58.9)
                                         -------------------------------------------------
  Total other income (expense), net      ($   65)      $ 1,128       ($1,193)       (105.8%)
                                         -------------------------------------------------

Interest expense decreased due to lower average debt balances as nearly all of our long-term debt is at fixed rates. Interest income decreased $0.4 million from 2003 to 2004, due primarily to lower investment yields on higher average cash investment balances. Other income, net decreased $1.4 million from fiscal 2003 to fiscal 2004 due primarily to a $0.9 million decrease in income earned from points on forward contracts in fiscal 2004. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

The income tax provision, as a percentage of pretax income, was 36.0% for fiscal 2004 and 26.5% for fiscal 2003. The fiscal 2003 tax rate reflects a $4.0 million income tax refund recorded during the third quarter of fiscal 2003. At present, we foresee our tax rate remaining at 36% in fiscal 2005.

FISCAL 2003 AS COMPARED TO FISCAL 2002

Net Revenues

By geography

                                                                                    $               %
                                     March 29,            March 30,             Increase/       Increase/
(in thousands)                         2003                  2002              (Decrease)      (Decrease)
                                     --------------------------------------------------------------------
United States                        $127,241             $121,558               $ 5,683          4.7%
International                         209,715              198,411                11,304          5.7
                                     ----------------------------------------------------------------
   Net revenues                      $336,956             $319,969               $16,987          5.3%

International Operations and the Impact of Foreign Exchange

Approximately 62% of our revenues during fiscal year 2003 were generated outside the U.S.. Revenues in Japan accounted for approximately 28% and 30% of total revenues for fiscal 2003 and 2002, respectively. The European region comprised approximately 26% and 25% of our total revenues for fiscal 2003 and 2002, respectively. These sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the dollar.

For fiscal year 2003, foreign exchange resulted in a 0.7% decrease in sales.

By product type

                                                             $              %
                         March 29,       March 30,       Increase/       Increase/
(in thousands)             2003            2002         (Decrease)      (Decrease)
                         ---------------------------------------------------------
Disposables              $298,220        $290,824        $ 7,396            2.5%
Misc. & service            18,355          12,105          6,250           51.6
Equipment                  20,381          17,040          3,341           19.6
                         ------------------------------------------------------
     Net revenues        $336,956        $319,969        $16,987            5.3%
                         ======================================================

Disposables revenue by product line

                                                                        $                %
(in thousands)                       March 29,       March 30,       Increase/        Increase/
                                       2003            2002         (Decrease)       (Decrease)
                                     ----------------------------------------------------------
Donor:
Plasma                               $114,436        $110,178        $ 4,258             3.9%
Blood bank                             99,921         102,961         (3,040)           (3.0)
Red Cells                              15,542          10,675          4,867            45.6
                                     -------------------------------------------------------
   Subtotal                          $229,899        $223,814        $ 6,085             2.7%

Patient:
Surgical                               68,321          67,010          1,311             2.0%
                                     -------------------------------------------------------

    Total disposables revenue        $298,220        $290,824        $ 7,396             2.5%
                                     =======================================================

Donor

Disposable revenue in the donor product family increased 2.7% compared to fiscal year 2002. Foreign exchange resulted in a 1.6% decrease in donor disposable revenue. An offsetting increase of 4.3% was attributable to primarily volume related increases in the red cell and plasma product lines:

Plasma

Plasma disposable sales increases were related to increases in product sold in Japan, Asia, and Europe partially offset by decreases in the U.S. plasma market, which represents half of the market. The U.S. volume decrease was due to declining sales to one customer in fiscal 2003 as a result of industry consolidation.

Blood Bank

Foreign exchange resulted in a 2.6% decrease in blood bank revenues. The remaining decrease is attributable to reduced sales of our platelet and cell processing disposables. Overall, in fiscal 2003 there was a decrease in demand in our platelet markets in the U.S. and Europe as compared to fiscal 2002. Additionally, fiscal year 2002 sales related to our ACP 215 system disposables were high due to the demand resulting from the events of September 11, 2001.

Red Cell

Demand for red cell technology increased in the U.S. as customers (new and existing) reacted to red cell shortages by introducing automation into their collection operations as a means to increase the number of units of blood collected from a declining number of eligible donors.

Patient

Surgical

Worldwide surgical disposable revenues, including both our traditional cardiovascular surgical blood salvage business and our newer OrthoPAT business, grew modestly. Foreign exchange had no significant impact on these results. The factors impacting growth include:

o In the second half of fiscal year 2003, we slowed down the manufacture and sale of OrthoPAT products to our distributor as we implemented a quality enhancement program for the OrthoPAT. Sales of the OrthoPAT product accelerated in the second half of fiscal 2004 as we had completed enhancements and sales began to match end user usage.

o We experienced a modest reduction in volume in 2003 in our cardiovascular surgical blood salvage business.

Other revenues

                                                                 $              %
                                 March 29,      March 30,     Increase/      Increase/
(in thousands)                     2003           2002       (Decrease)     (Decrease)
                                 -----------------------------------------------------
Misc. & Service                  $18,355        $12,105        $6,250          51.6%
Equipment                         20,381         17,040         3,341          19.6
                                 --------------------------------------------------
     Total other revenues        $38,736        $29,145        $9,591          32.9%
                                 ==================================================

Our miscellaneous and service revenue includes revenue from repairs performed under preventative maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, 5D acquired on January 1, 2002. Miscellaneous and service revenue increased 51.6%. Of this increase, $3.9 million, or 32.5% was due to increased software revenues from 5D.

The 19.6% increase in equipment revenue versus fiscal 2002 is primarily attributable to three factors:(i) fiscal 2003 sales of the ACP 215 system were positively impacted due to an initial rollout to the U.S. military, (ii) equipment revenue from our platelet collection device in Japan was high in fiscal 2003 because of a sale to the Japanese Red Cross ("JRC") of equipment used previously by the JRC under a use plan arrangement due to a change in Japanese regulatory requirements and (iii) equipment revenue from the sale of our plasma collection devices to new customers in Europe.

Most of our equipment sales occur in markets outside the U.S. In the U.S. we generally place equipment with a customer in exchange for an agreement to purchase disposables or to pay a rental fee.

Gross profit

                                                                      $               %
                                 March 29,       March 30,        Increase/       Increase/
(in thousands)                     2003            2002          (Decrease)       (Decrease)
                                 -----------------------------------------------------------
Gross Profit                     $154,696        $154,834           $(138)           (0.1)%
   % of net sales                   45.9%           48.4%

The $0.1 million decrease in gross profit was a result of the negative effects of foreign currency, which were offset by the additional contribution from the increase in sales and cost reductions. In fiscal 2003, the CORE program generated $3.8 million in cost savings.

Operating expenses

                                                                              $                  %
                                           March 29,       March 30,       Increase/          Increase/
(in thousands)                               2003            2002         (Decrease)         (Decrease)
                                           ------------------------------------------------------------
Research and development                   $ 19,512        $ 19,512        $     --               --%
Selling, general and administrative          97,705          88,874           8,831              9.9%
Acquired research and development                --          10,000         (10,000)          (100.0)%
                                           ---------------------------------------------------------
     Total operating expenses              $117,217        $118,386        $ (1,169)            (1.0)%
                                           =========================================================

Research and Development

Spending on research and development projects declined slightly in fiscal year 2003. These small decreases were offset by increases in expenses reported due to foreign exchange.

Selling, general and administrative

The 9.9% increase in spending is related to increases in selling, marketing, and field support expenses to support the higher volumes of sales, a full fiscal year of expenses from 5D, which we acquired in Q4 of fiscal year 2002, and increases in expenses reported due to foreign exchange.

Acquired research and development

In the third quarter of fiscal year 2002, we paid Baxter $10.0 million for the right to integrate the new pathogen reduction technology which Baxter was developing into our platelet collection devices after the technology receives regulatory approval. In the fourth quarter of fiscal year 2003, we made an additional $3.8 million milestone payment to Baxter as Baxter acquired its initial regulatory approvals in the European market. Because this technology has achieved commercial viability, this payment was capitalized as developed technology, and will be amortized over its useful life.

Operating income

                                                                    $                 %
                            March 29,         March 30,          Increase/         Increase/
(in thousands)                 2003             2002            (Decrease)        (Decrease)
                            ----------------------------------------------------------------
Operating income             $37,479           $36,448            $1,031             2.8%
   % of net sales              11.1%             11.4%

Operating income for fiscal year 2003 increased $1.0 million from fiscal year 2002 but decreased to 11.1% of sales in fiscal year 2003 from 11.4% in fiscal year 2002. The $1.0 million increase in operating income was a result of three factors favorably impacting our operations partially offset by two negative factors, as follows: 1) the reduction in acquired research and development, 2) revenue driven gross profit improvements, and 3) cost reductions generated by the CORE program, (4) increased selling, general and administrative spending and
(5) the negative effect of foreign currency.

Other income (expense), net

                                                                  $                %
                               March 29,       March 30,      Increase/         Increase/
(in thousands)                   2003            2002        (Decrease)        (Decrease)
                               ----------------------------------------------------------
Interest expense               $(3,495)        $(3,908)        $   413            10.6%
Interest income                  2,214           3,905          (1,691)          (43.3)
Other income, net                2,409           2,060             349            16.9
                               -------------------------------------------------------
Total other income, net        $ 1,128         $ 2,057         $  (929)           45.2%
                               =======================================================

Interest expense for fiscal year 2003 was relatively flat compared to fiscal year 2002. Nearly all of our long-term debt is at fixed rates. Interest income decreased $1.7 million from 2002 to 2003, due primarily to lower average balances of cash invested and lower investment yields. Other income, net increased $0.3 million from fiscal year 2002 to fiscal year 2003 due to foreign exchange transaction gains in fiscal year 2003 as compared to transaction losses in fiscal year 2002 and income recorded to reflect an anticipated payment for a customer contract termination. These increases in other income were offset in large part by decreases in income earned from points on forward contracts in fiscal year 2003 as compared to fiscal year 2002. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Taxes

The provision for income tax as a percentage of pretax income was 26.5% for fiscal year 2003 down from 28.0% for fiscal year 2002. The decrease in fiscal year 2003 effective tax rate and tax expense resulted from an anticipated income tax refund. The Q4 fiscal year 2003 effective tax rate was 36.0%.

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

      The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles as outlined in SAB No. 104 which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. We believe that our revenue recognition policy is critical because revenue is a very significant component of our results of operations.

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

Inventories

Inventories are stated at the lower of the actual cost to purchase and/or manufacture or the current estimated market value of the inventory. On a quarterly basis, inventory quantities on hand are reviewed and an analysis of the provision for excess and obsolete inventory is performed based primarily on our estimates of product demand and production requirements for the next twenty-four months. A change in the estimated timing or amount of demand for our products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results.

Goodwill and Other Intangible Assets

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. In addition, as described in Notes 3 and 6 of our financial statements, as a result of our acquisitions, values were assigned to intangible assets for patented and unpatented technologies and customer contracts and related relationships. For those assets with finite lives, useful lives were assigned to these intangibles and they will be amortized over their remaining life. We review our intangible assets and their related useful lives at least once a year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. This review is called an impairment assessment. We conduct more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products.

An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. The amount of the impairment would be determined by comparing the carrying value to the fair value of the asset. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key variables that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology (patents and other technology) that have not been deployed we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption.

Significant judgment is involved in making these estimates. Future write-downs may be required if the value of the assets become impaired.

Property, Plant and Equipment

Property, plant and equipment are depreciated over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets may significantly impact our depreciation expense on a prospective basis. Haemonetics equipment includes devices that we have loaned to our customers under contractual arrangements that allow them to use the device in exchange for rental payments or the purchase of disposables. In addition to periodically reviewing the useful lives of these devices, we also periodically perform reviews to determine if a group of these devices is impaired. To conduct these reviews we must estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could have a significant impact on the value of equipment and our reported operating results.

Income Taxes

In preparing our consolidated financial statements, income tax expense is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. A valuation allowance is established and a corresponding additional income tax expense is recorded in our statement of operations if their recovery is not likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. As of April 3, 2004, no valuation allowance existed on our balance sheet. The total net deferred tax asset as of April 3, 2004 was $20.2 million.

We file income tax returns in all jurisdictions in which we operate. We established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management's assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

Liquidity and Capital Resources

The following table contains certain key performance indicators we think depict our liquidity and cash flow position:

                                                     April 3,          March 29,
                                                       2004              2003
                                                     ---------------------------
(dollars in thousands)

Cash & cash equivalents                              $118,117           $49,885
Working capital                                      $185,606          $122,880
Current ratio                                             2.9               2.2
Net cash (debt) position (1)                          $59,857          ($20,732)
Days sales outstanding (DSO)                               76                80
Disposables finished goods inventory turnover             5.7               4.6

(1)   Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures (including systems to improve our product life cycle management), acquisitions, new business and product development and working capital for at least the next twelve months.

Cash Flow Overview:

                                                      For the years ended
                                                   April 3,         March 29,
                                                     2004             2003            Change
                                                   ------------------------------------------
                                                                 (In thousands)
Net cash provided by (used in):

Operating activities                               $ 74,610         $ 46,375         $ 28,235
Investing activities                                 (7,871)          16,777          (24,648)
Financing activities                                    718          (49,001)          49,719
Effect of exchange rate changes on cash (1)             775              821              (46)
                                                   ------------------------------------------

Net increase in cash and cash equivalents          $ 68,232         $ 14,972         $ 53,260
                                                   ------------------------------------------

(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 2004 versus March 2003, the European currencies and the Yen have strengthened against the U.S. dollar. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

FISCAL 2004 AS COMPARED TO FISCAL 2003

Operating Activities:

Net cash provided by operating activities increased $28.2 million in 2004 due to:

      o     a $2.7 million increase in net income adjusted for non-cash items,

      o a $12.1 million increase in cash provided from accounts receivable due to the timing of customer payments, particularly in Japan, within the 53rd week in the fiscal year, and

      o $14.8 million increase in cash provided by reduced investments in inventory.

Investing Activities:

Net cash used in investing activities increased $24.6 million as a result of:

      o the prior year liquidation of our available-for-sale investments which provided $32.6 million in additional cash in fiscal 2003,

      o offset by $2.9 million less cash spent on capital expenditures during fiscal year 2004, and

      o the $3.8 million milestone payment we made in fiscal 2003 for pathogen reduction technology.

During fiscal year 2004, we had capital expenditures of $13.8 million, a decrease of $2.9 million from the prior year.

Financing Activities:

Net cash provided by financing activities increased by $49.7 million. The change was driven by the following factors:

      o in fiscal 2003, we spent $50.2 million to repurchase our stock (no repurchases occurred in fiscal 2004),

      o proceeds of $17.2 million from stock option exercises as compared to the $4.0 million in fiscal year 2003, and

      o a $13.7 million decrease in the short-term debt primarily in Japan for working capital purposes.

FISCAL 2003 AS COMPARED TO FISCAL 2002

                                                      For the years ended
                                                   March 29,       March 30,
                                                     2003             2002            Change
                                                   ------------------------------------------
                                                                 (In thousands)
Net cash provided by (used in):

Operating activities                               $ 46,375         $ 33,055         $ 13,320
Investing activities                                 16,777          (34,054)          50,831
Financing activities                                (49,001)          (9,336)         (39,665)
Effect of exchange rate changes on cash (1)             821               75              746
                                                   ------------------------------------------

Net increase (decrease) in cash and cash
equivalents                                        $ 14,972         ($10,260)        $ 25,232
                                                   ==========================================

(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at March 2003 vs. March 2002, the European currencies and the Yen have strengthened against the U.S. dollar. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities:

Net cash provided by operating activities increased $13.3 million in 2003 due to:

      o     a decrease in inventory

      o an increase in accrued taxes due to an increase in our effective tax rate in Q4 of fiscal 2003 and a reduction in tax payments

      o     an increase in accrued expenses

      o     an increase in accounts receivable

Investing Activities:

Net cash provided by investing activities increased $50.8 million as a result of:

      o the liquidation of our available for sale investments in fiscal 2003 which provided $32.6 million in cash.

      o Cash spent in fiscal 2002 to purchase a software company, Fifth Dimension and a license for outside technology

      o     less cash spent on capital expenditures in fiscal 2003 and

      o     milestone payments made related to the acquisition of Fifth
            Dimension.

During fiscal year 2003, we had capital expenditures of $16.7 million, a decrease of $6.8 million from the prior year.

Financing Activities:

Net cash used by our financing activities increased by $39.7 million. The change was driven by the following factors:

      o     $50.2 million spent to repurchase stock in fiscal 2003.

      o     a decline in proceeds from stock option activity.

      o     a decrease in the short-term debt borrowings in Japan.

Contractual Obligations and Contingencies

A summary of our contractual and commercial commitments as of April 3, 2004, were as follows (for more information concerning our debt see Note 8 to the consolidated financial statements and for our operating lease obligations see
Note 10):

                              Payments Due by Period
                              ----------------------
Contractual Obligations        Total            Less than      1-3 years      3-5 years         After 5
(in thousands)                                  1 year                                          years
                              -------------------------------------------------------------------------
Debt                           $58,260          $32,818        $12,465        $ 6,939           $6,038
Operating Leases                20,536            6,109          9,107          4,301            1,019
Purchase commitments*           32,708           31,590          1,118             --               --
                              ------------------------------------------------------------------------
Total                         $111,504          $70,517        $22,690        $11,240           $7,057
                              ========================================================================

*Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment and for the purpose of manufacturing our products including contract manufacturers, specifically Nova Biomedical, for the purchase of devices and JMS Co. LTD, and Kawasumi Laboratories for the manufacture of certain disposable products. The majority of our operating expense spending does not require any advance commitment.

Contingent Commitments

The acquisition of Fifth Dimension, which occurred on January 1, 2002, involves potential earn-out payments of up to $4.1 million based on Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The first milestone payment, in the amount of $1.0 million was earned and accrued as of the end of our fiscal 2003. This payment was allocated to goodwill and paid in the first quarter of fiscal 2004. We anticipate making an additional milestone payment in the first half of fiscal year 2005.

The acquisition of the right to integrate a new pathogen reduction technology into our platelet collection devices includes certain incremental milestone payments based on the receipt of regulatory approvals in the U.S., Europe and Japan. The total amount of these potential milestone payments is $14.5 million. In the third quarter of fiscal 2003, Baxter received initial regulatory approval in the European market. In connection with this approval, we made an initial $3.8 million milestone payment to Baxter during the fourth quarter of fiscal 2003. Despite expectations, the remaining European approvals were not obtained during fiscal 2004. When the approvals are obtained, we anticipate making an additional milestone payment of $3.8 million to Baxter. These payments will be recorded as other technology, an intangible asset, and amortized over their useful lives.

Inflation

We do not believe that inflation has had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to minimize the effects of inflation by improving our manufacturing and purchasing efficiency, by increasing employee productivity and by adjusting the selling prices of new products we introduce.

Foreign Exchange

Approximately 65% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. We enter into forward contracts that mature one month prior to the anticipated timing of the forecasted foreign currency denominated sales. These contracts are designated as cash flow hedges intended to lock in the expected cash flows of forecasted foreign currency denominated sales at the available spot rate. Actual spot rate gains and losses on these contracts are recorded in sales, at the same time the underlying transactions being hedged are recorded.

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

                                           Composite Index              Favorable / (Unfavorable)
                                           Hedge Spot Rates             Change versus Prior Year
                                           --------------------------------------------------------
      FY2001                       Q1            1.04                        5.4%
                                   Q2            1.00                        8.2%
                                   Q3            0.92                        12.9%
                                   Q4            0.97                        10.2%
                                           --------------------------------------------------------
      2001              Total                    0.98                        9.1%

      FY2002                       Q1            0.99                        5.2%
                                   Q2            0.97                        3.3%
                                   Q3            1.01                        (8.6%)
                                   Q4            1.05                        (7.5%)
                                           --------------------------------------------------------
      2002              Total                    1.00                        (2.0%)

      FY2003                       Q1            1.09                        (8.9%)
                                   Q2            1.08                        (10.3%)
                                   Q3            1.10                        (8.1%)
                                   Q4            1.17                        (11.0%)
                                           --------------------------------------------------------
      2003              Total                    1.11                        (9.5%)

      FY2004                       Q1            1.13                        (3.6%)
                                   Q2            1.05                        3.6%
                                   Q3            1.06                        3.2%
                                   Q4            1.01                        15.9%
                                           --------------------------------------------------------
      2004              Total                    1.06                        4.9%

      FY2005                       Q1            0.97                        15.7%
                                   Q2            0.99                        5.1%
                                   Q3            0.92                        15.5%
                                   Q4            0.89                        14.1%
                                           --------------------------------------------------------
      2005              Total                    0.94                        12.7%

                                           --------------------------------------------------------
      FY2006                       Q1            0.93*                       4.6%

* NOTE: Represents hedges for April and May FY06.

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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At April 3, 2004, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged          (BUY) / SELL      Weighted Spot           Weighted Forward
Currency        Local Currency    Contract Rate           Contract Rate         Fair Value       Maturity

Euro                6,000,000     $1.149                  $1.137                  ($550,105)     Apr-May 2004
Euro                8,500,000     $1.133                  $1.123                  ($864,365)     June-Aug 2004
Euro                8,000,000     $1.176                  $1.165                  ($458,992)     Sep-Nov 2004
Euro                8,250,000     $1.254                  $1.244                   $166,454      Dec 2004-Feb 2005
Japanese Yen    1,265,000,000     117.3       per US$     115.8    per US$      ($1,196,007)     Apr-May 2004
Japanese Yen    1,800,000,000     120.4       per US$     118.8    per US$      ($2,109,759)     June-Aug 2004
Japanese Yen    1,925,000,000     109.2       per US$     107.8    per US$        ($694,127)     Sep-Nov 2004
Japanese Yen    1,725,000,000     106.9       per US$     105.6    per US$        ($358,683)     Dec 2004-Feb 2005
                                                                                ------------
                                                          Total:                ($6,065,584)
                                                                                ============

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $11.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $12.7 million decrease in the fair value of the forward contracts.

Interest Rate Risk

All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At April 3, 2004, the fair value of our long-term debt was approximately $2.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $17.1 million, 7.05% fixed rate senior notes and our $8.3 million, 8.41% real estate mortgage.

At March 29, 2003, the fair value of our long-term debt was approximately $3.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $22.9 million, 7.05% fixed rate senior notes and our $8.8 million, 8.41% real estate mortgage.

Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at April 3, 2004 the fair value of our long-term debt would change by approximately $0.3 million.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $87.6 million, $79.0 million and $75.5 million for 2004, 2003 and 2002, respectively. Accounts receivable balances attributable to this customer accounted for 22.0%, 23.6% and 20.0% of total accounts receivable at fiscal year end 2004, 2003 and 2002, respectively. While the accounts receivable related to the Japanese Red

Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

Certain other markets and industries can expose us to concentrations of credit risk. For example, we tend to have fewer larger customers in the commercial plasma business. As a result our accounts receivable extended to any one of these commercial plasma customers can be somewhat significant at any point in time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                           Years Ended
                                                                              --------------------------------------
                                                                               April 3,      March 29,     March 30,
                                                                                 2004          2003          2002
                                                                              --------------------------------------
Net revenues                                                                   $ 364,229     $ 336,956     $ 319,969
Cost of goods sold                                                               192,109       182,260       165,135
                                                                              --------------------------------------
Gross profit                                                                     172,120       154,696       154,834
                                                                              --------------------------------------
Operating expenses:

    Research and development                                                      17,793        19,512        19,512
    Selling, general and administrative                                          108,450        97,705        88,874
    Acquired research and development                                                 --            --        10,000
                                                                              --------------------------------------
         Total operating expenses                                                126,243       117,217       118,386
                                                                              --------------------------------------
Operating income                                                                  45,877        37,479        36,448

Interest expense                                                                  (2,903)       (3,495)       (3,908)

Interest income                                                                    1,848         2,214         3,905

Other income, net                                                                    990         2,409         2,060
                                                                              --------------------------------------
Income before provision for income taxes                                          45,812        38,607        38,505

Provision for income taxes                                                        16,492        10,228        10,782
                                                                              --------------------------------------
Income from operations before cumulative effect
of a change in accounting principle                                               29,320        28,379        27,723

Cumulative effect of a change in accounting principle, net of tax                     --            --         2,304
                                                                              --------------------------------------

Net income                                                                     $  29,320     $  28,379     $  30,027
                                                                              ======================================
Basic income per common share
          Income from operations before cumulative effect of a
          change in accounting principle                                       $    1.20     $    1.15     $    1.06
          Cumulative effect of a change in accounting principle, net of tax    $      --     $      --     $    0.09
          Net income                                                           $    1.20     $    1.15     $    1.15

Income per common share assuming dilution
          Income from operations before cumulative effect of a
          change in accounting principle                                       $    1.19     $    1.13     $    1.02
          Cumulative effect of a change in accounting principle, net of tax    $      --     $      --     $    0.09
          Net income                                                           $    1.19     $    1.13     $    1.11

Weighted average shares outstanding
          Basic                                                                   24,435        24,591        26,214
          Diluted                                                                 24,695        25,048        27,155

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 April 3, 2004   March 29, 2003
                                                                                 -------------   --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 118,117        $  49,885
     Accounts receivable, less allowance of $2,261 in 2004 and $1,449 in 2003         82,640           78,582
     Inventories                                                                      52,235           65,805
     Current investment in sales-type leases, net                                      1,859            2,681
     Deferred tax asset, net                                                          21,856           17,307
     Prepaid expenses and other current assets                                         4,742            9,272
                                                                                   ---------        ---------
         Total current assets                                                        281,449          223,532
Property, plant and equipment:
     Land, building and building improvements                                         33,966           32,426
     Plant equipment and machinery                                                    63,866           59,009
     Office equipment and information technology                                      39,600           36,011
     Haemonetics equipment                                                           131,689          117,053
                                                                                   ---------        ---------
         Total property, plant and equipment                                         269,121          244,499
        Less: accumulated depreciation                                               191,091          160,512
                                                                                   ---------        ---------
         Net property, plant and equipment                                            78,030           83,987
Other assets:
     Investment in sales-type leases, net (long-term)                                  2,037            2,968
     Other intangibles, less amortization of $5,569 in 2004 and $3,753 in 2003        24,784           26,339
     Goodwill, net                                                                    17,242           16,010
     Deferred tax asset, net                                                              --            2,954
     Other long-term assets                                                            3,852            3,695
                                                                                   ---------        ---------
         Total other assets                                                           47,915           51,966
                                                                                   ---------        ---------
         Total assets                                                              $ 407,394        $ 359,485
                                                                                   =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of long-term debt                        $  32,818        $  39,005
     Accounts payable                                                                 14,249           13,677
     Accrued payroll and related costs                                                14,547           11,930
     Accrued income taxes                                                              7,967           12,093
     Other accrued liabilities                                                        26,262           23,947
                                                                                   ---------        ---------
         Total current liabilities                                                    95,843          100,652

Deferred tax liability, net                                                            1,682               --

Long-term debt, net of current maturities                                             25,442           31,612
Other long-term liabilities                                                            4,678            3,984

Commitments and contingencies (Note 10)
Stockholders' equity:
   Common stock, $0.01 par value; Authorized - 80,000,000 shares;
   Issued -  32,647,910 shares in 2004 and 31,664,849 shares in 2003                     326              317
   Additional paid-in capital                                                        127,744          108,770
   Retained earnings                                                                 322,291          292,971
   Accumulated other comprehensive loss                                               (6,535)         (13,486)
                                                                                   ---------        ---------
   Stockholders' equity before treasury stock                                        443,826          388,572
      Less: Treasury stock at cost - 7,568,289 shares in 2004
          and  7,626,096 shares in 2003                                              164,077          165,335
                                                                                   ---------        ---------
      Total stockholders' equity                                                     279,749          223,237
                                                                                   ---------        ---------
      Total liabilities and stockholders' equity                                   $ 407,394        $ 359,485
                                                                                   =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                      Common Stock        Additional
                                                   ------------------      Paid-in        Treasury      Retained
                                                    Shares      $'s        Capital         Stock        Earnings
                                                   --------------------------------------------------------------
Balance, March 31, 2001                             30,722     $ 307      $  87,958      ($ 89,456)     $ 234,325
                                                   ==============================================================

    Employee stock purchase plan                        --        --           (105)           421            240
     Exercise of stock options
          and related tax benefit                      732         8         16,408             --             --
     Purchase of treasury stock                         --        --             --        (26,914)            --
     Net income                                         --        --             --             --         30,027
     Unrealized loss on available-for-sale
          securities                                    --        --             --             --             --
     Foreign currency translation adjustment            --        --             --             --             --
     Unrealized gain on derivatives at adoption
          of SFAS 133                                   --        --             --             --             --
     Unrealized loss on derivatives                     --        --             --             --             --

     Comprehensive income                               --        --             --             --             --
                                                   --------------------------------------------------------------

Balance, March 30, 2002                             31,454     $ 315      $ 104,261      ($115,949)     $ 264,592
                                                   ==============================================================

    Employee stock purchase plan                        --        --             16            780             --
     Exercise of stock options
          and related tax benefit                      211         2          4,493             --             --
     Purchase of treasury stock                         --        --             --        (50,166)            --
     Net income                                         --        --             --             --         28,379
     Net change in minimum pension liability            --        --             --             --             --
     Foreign currency translation adjustment            --        --             --             --             --
     Unrealized loss on derivatives                     --        --             --             --             --

     Comprehensive income                               --        --             --             --             --
                                                   --------------------------------------------------------------
Balance, March 29, 2003                             31,665     $ 317      $ 108,770      ($165,335)     $ 292,971
                                                   ==============================================================

    Employee stock purchase plan                        --        --           (393)         1,258             --
     Exercise of stock options
          and related tax benefit                      983         9         19,367             --             --
     Net income                                         --        --             --             --         29,320
     Net change in minimum pension liability            --        --             --             --             --
     Foreign currency translation adjustment            --        --             --             --             --
     Unrealized loss on derivatives                     --        --             --             --             --
     Comprehensive income                               --        --             --             --             --
                                                   --------------------------------------------------------------

Balance, April 3, 2004                              32,648     $ 326      $ 127,744      ($164,077)     $ 322,291
                                                   ==============================================================

                                                    Accumulated
                                                       Other         Total
                                                   Comprehensive  Stockholders' Comprehensive
                                                       Loss          Equity        Income
                                                   -------------------------    -------------
Balance, March 31, 2001                              ($17,618)     $ 215,516
                                                   =========================

    Employee stock purchase plan                           --            556
     Exercise of stock options
          and related tax benefit                          --         16,416
     Purchase of treasury stock                            --        (26,914)
     Net income                                            --         30,027       $ 30,027
     Unrealized loss on available-for-sale
          securities                                      (10)           (10)      ($    10)
     Foreign currency translation adjustment           (1,054)        (1,054)        (1,054)
     Unrealized gain on derivatives at adoption
          of SFAS 133                                   4,608          4,608          4,608
     Unrealized loss on derivatives                    (2,321)        (2,321)        (2,321)
                                                                                   --------
     Comprehensive income                                  --             --       $ 31,250
                                                   -------------------------       --------

Balance, March 30, 2002                              ($16,395)     $ 236,824
                                                   =========================

    Employee stock purchase plan                           --            796
     Exercise of stock options
          and related tax benefit                          --          4,495
     Purchase of treasury stock                            --        (50,166)
     Net income                                            --         28,379       $ 28,379
     Net change in minimum pension liability             (424)          (424)          (424)
     Foreign currency translation adjustment            8,028          8,028          8,028
     Unrealized loss on derivatives                    (4,695)        (4,695)        (4,695)
                                                                                   --------
     Comprehensive income                                  --             --       $ 31,288
                                                   -------------------------       --------
Balance, March 29, 2003                              ($13,486)     $ 223,237
                                                   =========================

    Employee stock purchase plan                           --            865
     Exercise of stock options
          and related tax benefit                          --         19,376
     Net income                                            --         29,320       $ 29,320
     Net change in minimum pension liability               35             35             35
     Foreign currency translation adjustment            8,934          8,934          8,934
     Unrealized loss on derivatives                    (2,018)        (2,018)        (2,018)
                                                                                   --------
     Comprehensive income                                  --             --       $ 36,271
                                                   -------------------------       --------

Balance, April 3, 2004                               ($ 6,535)     $ 279,749
                                                   =========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      Years Ended
                                                                                          -------------------------------------
                                                                                           April 3,     March 29,     March 30,
                                                                                             2004         2003          2002
                                                                                          ----------    ---------     ---------
Cash Flows from Operating Activities:
     Net income                                                                           $  29,320     $  28,379     $  30,027
     Adjustments to reconcile net income to net cash provided by operating activities:
     Non cash items:
        Depreciation and amortization                                                        30,149        28,431        25,616
        Deferred tax expense                                                                  1,338         4,030         5,629
        Gain on sales of plant, property and equipment                                       (1,547)         (873)         (160)
        Tax benefit related to exercise of stock options                                      2,191           538         3,429
        Unrealized gain from hedging activities                                                (984)       (2,762)         (355)

     Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable, net                                       3,697        (8,365)       (4,980)
        Decrease (increase) in inventories                                                    9,267        (5,486)      (18,344)
        Decrease (increase) in prepaid income taxes                                           4,408        (1,315)       (2,497)
        Decrease (increase) decrease in other assets and other long-term liabilities            962         1,737        (1,204)
        Increase (decrease) in accounts payable and accrued payroll                           1,984          (585)        1,905
        (Decrease) increase in accrued taxes                                                 (4,535)          555        (3,319)
        (Decrease) increase in accrued expenses                                              (1,640)        2,091        (2,692)
                                                                                          -------------------------------------
                 Net cash provided by operating activities                                   74,610        46,375        33,055

Cash Flows from Investing Activities:
     Purchases of available-for-sale-investments                                                 --       (11,670)      (69,852)
     Gross proceeds from sale of available-for-sale investments                                  --        44,306        66,525
     Capital expenditures on property, plant and equipment                                  (13,862)      (16,715)      (23,509)
     Proceeds from sale of property, plant and equipment                                      4,850         4,053           994
     Milestone payments related to acquisition of completed technology                           --        (3,800)           --
     Acquisition of license                                                                      --            --        (2,800)
     Acquisition of software development company and milestone payments                      (1,020)           --       (10,461)
     Payments received on sales-type leases, net                                              2,161           603         5,049
                                                                                          -------------------------------------
               Net cash (used in) provided by investing activities                           (7,871)       16,777       (34,054)

Cash Flows from Financing Activities:
     Payments on long-term real estate mortgage                                                (420)         (386)         (355)
     Net (decrease) increase in short-term revolving
        credit agreements                                                                   (11,198)        2,513        10,104
     Payments on long-term credit agreements                                                 (5,714)       (5,714)       (5,714)
     Employee stock purchase plan                                                               865           796           556
     Exercise of stock options                                                               17,185         3,956        12,987
     Purchase of treasury stock                                                                  --       (50,166)      (26,914)
                                                                                          -------------------------------------
              Net cash provided by (used in) financing activities                               718       (49,001)       (9,336)

Effect of Exchange Rates on Cash and Cash Equivalents                                           775           821            75
                                                                                          -------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                         68,232        14,972       (10,260)
Cash and Cash Equivalents at Beginning of Year                                               49,885        34,913        45,173
                                                                                          -------------------------------------
Cash and Cash Equivalents at End of Year                                                  $ 118,117     $  49,885     $  34,913
                                                                                          =====================================

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements
  of Haemonetics equipment                                                                $   7,478     $  10,699     $   4,385
                                                                                          =====================================
Reclassifications from long-term credit agreements
to short-term credit agreements                                                                  --     $   2,489            --
                                                                                          =====================================
Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                                        $   2,806     $   3,227     $   3,689
                                                                                          =====================================
     Income taxes paid                                                                    $  14,014     $   6,625     $   8,813
                                                                                          =====================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

We design, manufacture and market automated systems and single-use disposables for the collection, processing and surgical salvage of blood as well as associated consumables and data management technology.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year ends on the Saturday closest to the last day in March. Fiscal year 2004 includes 53 weeks, fiscal year 2003 and fiscal year 2002 each included 52 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts including those of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Our revenue recognition policy is to recognize revenues from product sales and services when earned as required by generally accepted accounting principles and in accordance with SAB No. 104, "Revenue Recognition in Financial Statements." Revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

There are principally four arrangements under which our products are shipped to a customer: a use plan, a rental agreement, a sales-type lease and an outright sale for cash.

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

In accordance SOP 97-2, when the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, the software license,

                    HAEMONETICS CORPORATION AND SUBSIDIARIES configuration, training and implementation fees are recognized under the contract method of accounting using labor hours to measure the completion percentage. In order to apply the contract method of accounting, we are required to estimate the number of hours needed to complete a particular project. As a result, recognized revenues and profits are subject to revisions as the contract progresses to completion. We recorded $6.6 million, $5.0 million and $1.1 million of software revenue in fiscal 2004, 2003 and 2002, respectively.

Revenues from Distributor Sales

We recognize revenue for both equipment and disposables revenue upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor's location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product.

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

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses are included in other income, net on the consolidated statement of operations.

Cash and Cash Equivalents

Cash equivalents include various short-term instruments such as money market funds, U.S. government agency notes, certificates of deposit and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value.

Available-for-Sale Investments

As of April 3, 2004 and March 29, 2003, we held no available-for-sale investments. As of March 30, 2002 all of our short-term investments had maturities greater than three months but equal to or less than 12 months. All our investments were classified as available-for-sale and carried at fair value, with unrealized gains and losses, for fiscal year 2002, recorded as a separate component of accumulated comprehensive loss, net of tax until realized. Realized gains and losses are calculated based on the specific identification method and are included in other income, net on our consolidated statements of operations. During 2004, there was no activity related to available-for-sale investments. During 2003,

                    HAEMONETICS CORPORATION AND SUBSIDIARIES proceeds from these investment securities sales totaled approximately $44.3 million with realized gains of approximately $30,300. There were no realized losses during 2003. During 2002, proceeds from these investment securities sales totaled approximately $66.5 million with realized gains and losses of approximately $176,000 and $14,000, respectively.

Allowance for Doubtful Accounts

We establish a specific allowance for customers when we become aware they will not be able to meet their financial obligation. Customer accounts are reviewed individually on a regular basis and appropriate reserves are established as deemed appropriate. We also maintain a general reserve using the aging method. We established appropriate percentages for balances not yet due and past due accounts based on past experience.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $87.6 million, $79.0 million and $75.5 million for 2004, 2003 and 2002, respectively. Accounts receivable balances attributable to this customer accounted for 22.0%, 23.6% and 20.0% of total accounts receivable at fiscal year end 2004, 2003 and 2002, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

Depreciation expense was $ 28.3 million, $26.6 million and $24.2 million for fiscal years 2004, 2003 and 2002, respectively.

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

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Haemonetics Equipment

Our equipment is comprised of machines installed at customer sites under use plan or rental agreements and machines utilized by our sales personnel as demonstration units. Under each of these arrangements, the equipment remains our property. Contracts for use plan and rental arrangements vary in length from two to eight years.

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

Periodically, we review the useful lives of our devices and perform reviews to determine if a group of these devices is impaired. To conduct these reviews we estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could have a significant impact on the value of equipment and our reported operating results.

Research and Development Expenses

All research and development costs are expensed as incurred. Research and development expense was $17.8 million for fiscal 2004 and $19.5 million for both fiscal 2003 and 2002.

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

Foreign Currency

We enter into forward exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated revenues, principally Japanese Yen and Euro. The purpose of our hedging strategy is to lock in foreign exchange rates for twelve months to minimize, for this period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The cash

                    HAEMONETICS CORPORATION AND SUBSIDIARIES flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The ineffective portion of a derivative's change in fair value is recognized currently in other income, net on our consolidated statement of operations.

Goodwill and Other Intangible Assets

We account for our intangible assets at historical cost. Intangible assets acquired in a business combination, including purchases research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired. We amortize our other intangible assets over their useful lives, as applicable.

Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead these assets are reviewed for impairment at least annually. We perform our annual impairment test on January 1st (or the first business day immediately following that date). As we only have one reporting unit, the test is based on a fair value approach which uses our market capitalization as the basis reduced by the excess of the fair market value of our long-term debt over its carrying value as identified in our assessment of interest rate risk of the entity as a whole. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for fiscal 2004 or fiscal 2003.

We review our intangible assets and their related useful lives at least once a year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. This review is called an impairment assessment. We conduct more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products.

An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. The amount of the impairment would be determined by comparing the carrying value to the fair value of the asset. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key variables that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology that has not been deployed we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption.

If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Accounting for Stock-Based Compensation

We continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25").

Under APB No. 25, no accounting recognition is given to options granted to employees and directors at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The compensation cost for options granted to consultants is recorded at fair value

                    HAEMONETICS CORPORATION AND SUBSIDIARIES in accordance with Emerging Issues Task Force, "EITF" issue 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Had compensation costs under our stock-based compensation plans been determined based on the fair value model of FAS 123, the effect on our earnings per share would have been as follows:

                                                        Years Ended
                                      --------------------------------------------------
                                      April 3, 2004    March 29, 2003     March 30, 2002
                                      --------------------------------------------------
                                         (in thousands, except per share amounts)
Net income (as reported):                 $29,320           $28,379           $30,027

Deduct: Total stock-based employee
compensation expense determined
under the fair value method for all
awards, net of tax                        ($4,938)          ($6,805)          ($7,466)
                                       -----------------------------------------------

Pro Forma Net Income:                     $24,382           $21,574           $22,561
                                       ==============================================

Earnings per share:

Basic
     As Reported                            $1.20             $1.15             $1.15
     Pro forma                              $1.00             $0.88             $0.86

Diluted
     As Reported                            $1.19             $1.13             $1.11
     Pro forma                              $0.99             $0.86             $0.83

For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                April 3, 2004   March 29, 2003   March 30, 2002
                                -----------------------------------------------
Volatility                               29.0%            28.3%            29.1%
Risk-Free Interest Rate                   3.6%             5.0%             5.1%
Expected Life of Options                7 yrs.           7 yrs.           7 yrs.

The weighted average grant date fair value of options granted during 2004, 2003 and 2002 was approximately $8.81, $13.13 and $13.48, respectively.

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                April 3, 2004   March 29, 2003   March 30, 2002
                                -----------------------------------------------
Volatility                               32.5%            32.7%            30.5%
Risk-Free Interest Rate                   1.3%             1.5%             5.1%
Expected Life of Options                6 mos.           6 mos.           6 mos.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was $4.95 in 2004, $7.11 in 2003 and $6.77 in 2002.

Accounting for Shipping and Handling Costs

Shipping and handling costs are included in costs of goods sold with the exception of $5.1 million for fiscal years 2004 and 2003 and $4.5 million for fiscal year 2002 that are included in selling, general and administrative expenses.

New Pronouncements

Emerging Issues Task Force Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"), provides guidance on how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The adoption of EITF 00-21 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46) and in December 2003 the FASB issued a revised FIN 46, which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the variable interest entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to all other existing structures commonly referred to as special- purpose entities. The consolidation requirements will apply to variable interest entities created prior to January 31, 2003, other than special-purpose entities, in the first quarter of 2004. The adoption of FIN 46 did not have and the application of the revised FIN 46 is not expected to have a significant impact on earnings or financial position.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal 2004 presentation.

3. ACQUISITIONS

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

The purchase price was allocated to the net assets acquired based on estimates of fair value at the acquisition date. An independent valuation was performed to assess and allocate value to certain purchased tangible assets including property, plant and equipment. The fair market value of liabilities included in the net assets purchased was $0.4 million. No cash was purchased. The excess of the

                    HAEMONETICS CORPORATION AND SUBSIDIARIES purchase price over the fair market value of the net assets acquired was recorded as goodwill. At April 3, 2004, the amount of recorded goodwill is $3.0 million. Pro forma results of Fifth Dimension's operations have not been presented because the effect of this acquisition is not material.

A separate independent valuation was performed to assess and allocate value to the technology and customer contracts with the acquisition. The useful life assigned to the technology and the contracts was 6 years and 15 years respectively.

This acquisition involved potential earn-out payments based on the acquired company reaching certain performance milestones. These payments, if made, will be allocated to goodwill. The first milestone, in the amount of $1.0 million, was earned as of the end of the fiscal year 2003. This payment was accrued as of the end of fiscal 2003 and was paid in the first quarter of fiscal year 2004.

Pathogen Reduction Technology

In the third quarter of fiscal 2002, we paid Baxter $10.0 million to acquire the right to integrate a new pathogen reduction technology into our platelet collection devices after the technology receives regulatory approvals. The $10.0 million was expensed in our consolidated statement of operations as acquired research and development. In the third quarter of fiscal 2003, Baxter received initial regulatory approval in the European market. In connection with this approval, we made an initial $3.8 million milestone payment to Baxter during the fourth quarter of fiscal 2003.

4. PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposable products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

                                                   April 3, 2004  March 29, 2003
                                                   -----------------------------

Warranty accrual as of the beginning of the period      $ 1,056         $   800

Provision related to preexisting warranties                  --             375

Warranty Provision                                          706           1,053

Warranty Spending                                        (1,085)         (1,172)
                                                     ----------      ----------

Warranty accrual as of the end of the period            $   677         $ 1,056
                                                     ==========      ==========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

5. INVENTORIES, NET

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

Inventories consist of the following:

                                     April 3, 2004   March 29, 2003
                                     ------------------------------
                                              (in thousands)
          Raw materials                    $11,630          $17,037
          Work-in-process                  $ 5,340          $ 4,597
          Finished goods                   $35,265          $44,171
                                     ------------------------------
                                           $52,235          $65,805
                                     ==============================

6. GOODWILL AND OTHER INTANGIBLE ASSETS

      The changes in the carrying amount of Goodwill for fiscal year 2004, 2003 and 2002 are as follows (in thousands):

Carrying amount as of March 30, 2002                                  $14,168

Fifth Dimension earn-out payment                                        1,020(a)

Effect of change in rates used for translation                            822
                                                                      -------

Carrying amount as of March 29, 2003                                  $16,010

Effect of change in rates used for translation                          1,232
                                                                      -------

Carrying amount as of April 3, 2004                                   $17,242
                                                                      =======

      (a) The acquisition of Fifth Dimension, which occurred on January 1, 2002, involved the potential for earn-out payments of up to $4.1 million based on Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The first milestone, in the amount of $1.0 million, was accrued as of the end of the fiscal year 2003. This payment was made in the first quarter of fiscal year 2004.

Other Intangible Assets

Other intangible assets include the value assigned to patents and the OrthoPAT(R) core technology purchased in conjunction with the Transfusion Technologies Corporation acquisition, the value assigned to a customer base purchased in conjunction with the acquisition of a plasma collection bottle plant and the value assigned to the software technology, customer contracts and trade name purchased in conjunction with the acquisition of Fifth Dimension and the rights to integrate pathogen reduction technology into our platelet collection systems. The estimated useful lives for all of these intangible

                    HAEMONETICS CORPORATION AND SUBSIDIARIES assets, excluding the Fifth Dimension trade name as it is considered to have an indefinite life, are 6 to 20 years.

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

The technology purchased as part of the acquisition of Fifth Dimension consists primarily of data management software that automates the data collection and data tracking for plasma centers and fractionators. The customer contracts intangible represents the value allocated to the acquired contracts and related relationships. The useful life assigned to the technology and the contracts was 6 years and 15 years respectively. In addition, we purchased the trade name, Fifth Dimension, which is deemed to have an indefinite useful life because it is expected to generate cash flows indefinitely. An independent valuation was also performed to assess and allocate value to the intangible assets purchased in this transaction.

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

      As of April 3, 2004

                                                                                         Weighted
                                                    Gross Carrying     Accumulated       Average
                                                    Amount             Amortization      Useful Life
                                                    (in thousands)     (in thousands)    (in years)

Amortized Intangibles

Patents                                             $ 6,371            $1,594                    14

Other technology                                     11,754             1,810                    15

Customer contracts and related relationships         11,738             2,165                    15
                                                    -------            ------

Subtotal                                             29,863            $5,569                    15

Indefinite Life Intangibles
Trade name                                              490                --            Indefinite
                                                    -------            ------

Total Intangibles                                   $30,353            $5,569

      As of March 29, 2003

                                                                                         Weighted
                                                    Gross Carrying     Accumulated       Average
                                                    Amount             Amortization      Useful Life
                                                    (in thousands)     (in thousands)    (in years)
                                                    --------------     --------------    -----------

Amortized Intangibles

Patents                                             $ 6,371            $1,119                    14

Other technology                                     11,746             1,274                    15

Customer contracts and related relationships         11,498             1,360                    15
                                                    -------            ------

Subtotal                                            $29,615            $3,753                    15

Indefinite Life Intangibles
Trade name                                              477                --            Indefinite
                                                    -------            ------

Total Intangibles                                   $30,092            $3,753

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

The only other changes to the net carrying value of our intangible assets from March 29, 2003 to April 3, 2004 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of our Canadian subsidiary.

Aggregate amortization expense for amortized other intangible assets for fiscal years 2004 and 2003 is $1.8 million. Additionally, expected future amortization expenses on other intangible assets approximate $1.8 million for fiscal 2005, $2.6 million for fiscal years 2006 through 2007, $2.5 million for fiscal 2008 and $2.4 million for 2009.

With the adoption of SFAS No. 142, there were no changes to amortization expense on acquired other intangible assets.

7. INVESTMENT IN SALES-TYPE LEASES

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

The sales-type lease arrangements call for a stated monthly payment for each piece of equipment under lease. Leases are billed monthly and contract terms vary but are generally three to five years. At the completion of the lease arrangement, title to the equipment transfers to the customer.

The components of our net investment in sales-type leases are as follows:

                                                April 3, 2004  March 29, 2003
                                                -----------------------------
                                                         (in thousands)

      Total minimum lease payments receivable          $4,414          $6,568
        Less - Unearned interest                          518             919
                                                       ------          ------
      Net investment in sales-type leases               3,896           5,649
        Less - Current portion                          1,859           2,681
                                                       ------          ------
      Net investment, long-term                        $2,037          $2,968
                                                       ======          ======

      Future minimum lease payments receivable under non-cancelable sales-type leases as of April 3, 2004, are as follows:

                   Fiscal Year Ending           (in thousands)
                   -------------------------------------------

                   2005                             $2,152
                   2006                              1,291
                   2007                                724
                   2008                                244
                   2009                                  3
                   and thereafter                       --
                                                  --------
                                                    $4,414
                                                  ========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

8. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

                                      -------------------------------
                                      April 3, 2004    March 29, 2003
                                      -------------------------------
                                               (in thousands)
      Real estate mortgage                  $ 8,755           $ 9,175
      Senior notes                           22,857            28,571
      Haemonetics Japan Co. Ltd.             26,648            32,780
      Other non-U.S. borrowings                  --                91
                                            -------           -------
                                             58,260            70,617
      Less - Current portion                 32,818            39,005
                                            -------           -------
                                            $25,442           $31,612
                                            =======           =======

Real Estate Mortgage Agreement

In December 2000 we entered into a $10.0 million real estate mortgage agreement (the "Mortgage Agreement") with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and improvements at our headquarters and manufacturing facility with a collective carrying value of approximately $9.9 million and $10.5 million as of April 3, 2004 and March 29, 2003, respectively. There are no financial covenants in the terms and conditions of this agreement.

Senior Notes

We have $22.9 million of 7.05% Senior Notes due in 2007 (the "Senior Notes"). We are required to make annual prepayments of principal each year in the amount $5.7 million, which began October 15, 2001 and conclude with the final principal payment on October 15, 2007.

Interest on the Senior Notes is computed on the basis of a 360-day year of twelve 30-day months on the unpaid balance at the rate of 7.05% per annum, payable semiannually, on April 15 and October 15 each year. The Senior Notes contain affirmative and negative covenants and restrictions including but not limited to minimum stockholders' equity and ratio requirements of consolidated funded indebtedness to consolidated total capitalization and priority indebtedness to consolidated stockholders equity. At April 3, 2004, we are in compliance with all debt covenants.

Haemonetics Japan Co. Ltd.

At April 3, 2004, Haemonetics Japan Co. Ltd. had 2.8 billion Japanese yen, equivalent to U.S. $26.6 million, in unsecured debt outstanding. All of this debt is short term, maturing in less than 12 months.

Other Non-U.S. Borrowings

Non-U.S. borrowings represent the financing arranged by our subsidiaries with local banks, which we may guarantee.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

The weighted average short-term rates for U.S. and non-U.S. borrowings were 1.76%, 1.62% and 1.83% as of April 3, 2004, March 29, 2003 and March 30, 2002,
respectively.

As of April 3, 2004, notes payable and long-term debts mature as follows:

                 Fiscal Year Ending       (in thousands)
                 ---------------------------------------

                 2005                            $32,818
                 2006                              6,211
                 2007                              6,254
                 2008                              6,301
                 2009                                638
                 2010 and thereafter               6,038
                                              ----------
                                                 $58,260
                                              ==========

9. INCOME TAXES

Domestic and foreign income before the cumulative effect of a change in accounting principle is as follows:

                                         Years Ended
                        -----------------------------------------------
                        April 3, 2004   March 29, 2003   March 30, 2002
                        -----------------------------------------------
                                        (in thousands)

        Domestic           $29,685          $28,310          $29,286
        Foreign             16,127           10,297            9,219
                           -------          -------          -------
        Total              $45,812          $38,607          $38,505
                           =======          =======          =======

The income tax provision attributable to continuing operations before the cumulative effect of a change in accounting principle contains the following components:

                                              Years Ended
                            ------------------------------------------------
                            April 3, 2004    March 29, 2003   March 30, 2002
                            ------------------------------------------------
                                             (in thousands)
     Current
     Federal                   $  8,459         $  1,092         $ 10,838
     State                          946              981              824
     Foreign                      5,749            4,125             (133)
                               --------         --------         --------
     Total current             $ 15,154         $  6,198         $ 11,529
                               --------         --------         --------

     Deferred
     Federal                      1,172            4,171           (3,832)
     State                          (33)            (193)             (77)
     Foreign                        199               52            3,162
                               --------         --------         --------
     Total deferred               1,338            4,030             (747)
                               --------         --------         --------
     Total tax expense         $ 16,492         $ 10,228         $ 10,782
                               ========         ========         ========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Included in the federal income tax provisions for fiscal years 2004, 2003 and 2002 are approximately $0.6 million, $0.4 million and $0.2 million, respectively, provided on foreign source income of approximately $1.7 million, $0.9 million and $0.4 million for fiscal 2004, 2003 and 2002, respectively for taxes which are payable in the United States.

The total income tax provision included in the consolidated financial statements is as follows:

                                                    Years Ended
                                         -----------------------------------
                                         April 3,     March 29,    March 30,
                                           2004         2003         2002
                                         -----------------------------------
                                                   (in thousands)

   Income before the cumulative effect
   of a change in accounting principle    $16,492      $10,228      $10,782

   Cumulative effect of a change in
   accounting principle                        --           --          896
                                         ----------------------------------
                                          $16,492      $10,228      $11,678
                                         ==================================

Tax effected, significant temporary differences comprising the net deferred tax asset (liability) are as follows:

                                                  Years Ended
                                         -------------------------------
                                         April 3, 2004    March 29, 2003
                                         -------------------------------
                                                 (in thousands)

   Depreciation                            $ (2,965)         $ (4,297)
   Amortization                              (3,004)           (2,174)
   Inventory                                 15,530            13,000
   Hedging                                    2,605             1,288
   Accruals and reserves                      1,950             2,359
   Net operating loss carryforward            6,058            10,086
                                           --------          --------
   Total net deferred taxes                $ 20,174          $ 20,262
                                           --------          --------

At April 3, 2004, we have approximately $17.3 million in U.S. acquisition related net operating loss carryforwards, subject to separate limitations expiring beginning in 2010. In fiscal 2002, as part of our ongoing Transfusion acquisition purchase price allocation analysis, it was determined that a tax valuation allowance was no longer necessary. Accordingly, we wrote down the goodwill by $2.8 million, other acquired intangibles by $2.6 million, and the value of other assets related to this transaction by $1.0 million.

We file income tax returns in all jurisdictions in which we operate. We established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management's assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

We do not provide U.S. taxes on our foreign subsidiaries' undistributed earnings as they are deemed to be permanently reinvested outside the U.S. Non-US income taxes are, however, provided on these foreign

                    HAEMONETICS CORPORATION AND SUBSIDIARIES subsidiaries' undistributed earnings. Upon repatriation, we provide the appropriate U.S. income taxes on these earnings.

The income tax provision from operations before the cumulative effect of a change in accounting principle differs from the amount computed by applying the 35% U.S. federal statutory income tax rate in 2004, 2003 and 2002, due to the following:

                                                        Years Ended
                                             -----------------------------------
                                              April 3,    March 29,    March 30,
                                               2004         2003         2002
                                             -----------------------------------
                                                       (in thousands)

    Tax at federal statutory rate            $ 16,034     $ 13,512     $ 13,477

    Foreign Sales Corporation and
    Extraterritorial Income Exclusion            (659)      (1,961)      (2,155)

    Difference between U.S. tax and
    foreign statutory rates                       574       (1,522)        (923)

    State taxes, net of federal income tax
    benefits                                      593          512          486

    Non-deductible acquisition costs               --           --          155

    Other, net                                    (50)        (313)        (258)
                                             ----------------------------------
    Tax at effective tax rate                $ 16,492     $ 10,228     $ 10,782
                                             ==================================

10. COMMITMENTS AND CONTINGENCIES

We lease facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.

Approximate future basic rental commitments under operating leases as of April 3, 2004 are as follows:

                 Fiscal Year Ending            (in thousands)
                 --------------------------------------------

                 2005                                $6,109
                 2006                                 5,360
                 2007                                 3,747
                 2008                                 2,663
                 2009                                 1,638
                 Thereafter                           1,019
                                                    -------
                                                    $20,536
                                                    =======

Rent expense in fiscal 2004, 2003 and 2002 was $4.9 million, $4.0 million and $3.7 million respectively.

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position and results of operations.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

On January 21, 2004 we filed a claim for binding arbitration against Baxter, seeking an arbitration award that compels Baxter to honor its obligations to Haemonetics in the contracts it assumed, or to pay us damages. Provisions in our supply contracts signed with Alpha include protections in case of a change in ownership. In particular the contracts required that if Alpha were sold, the buyer must assume the obligations of the contracts. At the present time, we are uncertain about the timing and nature of the outcome of this arbitration. We will record any amounts awarded in the period in which we are certain of the amount and that collection is probable. See "Market Trends" in management's discussion and analysis for further details of this action.

Through our acquisition of Fifth Dimension Information Systems, Inc. (Fifth Dimension), as well as our agreement with Baxter related to pathogen reduction technology, we are contingently obligated to make certain payments. The Fifth Dimension acquisition involves certain earn-out payments of up to $4.1 million (of which $1.0 million was already paid. Therefore our current potential obligation is $3.1 million.) based upon Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The Baxter agreement calls for us to make milestone payments over the next several years of up to $14.5 million as regulatory approvals are received in various markets. Out of the $14.5 million of potential milestone payments to Baxter, we paid $3.8 million in the fourth quarter of fiscal year 2003 as they acquired initial regulatory approval in the European market. No payments were made in fiscal 2004.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short term maturities. The carrying value and estimated fair values of our other significant financial instruments are as follows:

(in thousands)                      April 3, 2004             March 29, 2003
                                 -----------------------------------------------
                                 Carrying       Fair       Carrying       Fair
                                   Value        Value       Value         Value
                                 -----------------------------------------------
Liabilities
   Long-term debt                 $25,442      $28,057      $31,612      $35,241
   Foreign exchange contracts       6,066        6,066        2,591        2,591

The fair value of long term debt was calculated based upon the current market interest rates for debt of similar maturity and credit rating. The fair value of our foreign exchange contracts was based upon the market rates at the fiscal year end for the remaining life of the contract. The estimates provided are not necessarily indicative of the amounts we would realize in a current market exchange.

12. CAPITAL STOCK

Treasury Stock

We made no stock repurchases during fiscal 2004. During fiscal 2003, we repurchased 1,850,150 shares of our outstanding common stock at an average prevailing price of $27.11. This includes 829,700 shares repurchased under a 10b5-1 Plan, adopted March 29, 2002; 100,050 shares repurchased under a 10b5-1 Plan adopted July 29, 2002; and 427,600 shares repurchased under a 10b5-1 Plan adopted October 28, 2002. During fiscal 2002, we repurchased 895,800 shares of our outstanding common stock at an average prevailing price of $30.04. We expect any repurchased shares to be made available for issuance pursuant to our employee benefit and incentive plans and for other corporate purposes.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Stock Plans

We have a long-term incentive stock option plan under which a maximum of 3,500,000 shares of our common stock may be issued pursuant to incentive and non-qualified stock options granted to our key employees, officers and directors (the "Long-term Incentive Plan"). The Long-term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more independent members of our Board of Directors. The exercise price, for both incentive and non-qualified options granted under the Long-term Incentive Plan is determined by the Committee, but in no event shall such option price be less than the fair market value of the common stock at the time the option is granted. Options become exercisable in a manner determined by the Committee, generally between two and seven years, and all options expire not more than 10 years from the date of the grant. At April 3, 2004, there were 2,331,675 options outstanding under this plan and 1,168,325 shares available for future grant.

We had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees, consultants and advisors. During 2004, our recorded stock option compensation expense related to grants to consultants and advisors was immaterial. At April 3, 2004, there were 1,656,020 options outstanding related to these plans. No further options will be granted under these plans.

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

During fiscal 2004, there were 57,807 shares purchased at a range of $14.86 to $15.07 per share under the Purchase Plan. During fiscal 2003, there were 36,997 shares purchased at a range of $18.03 to $28.17 per share under the Purchase Plan. A summary of stock option activity for the three years ended April 3, 2004 is as follows:

                                                            Weighted Average
                                           Shares       Exercise Price per Share
--------------------------------------------------------------------------------

Outstanding at March 31, 2001             4,137,715                $19.51
                                         ==========            ==========
Exercisable at March 31, 2001             1,842,814                $18.44
                                         ==========            ==========

Granted                                   1,044,289                $31.60
Exercised                                  (731,788)               $17.68
Terminated                                  (92,416)               $23.03
                                         ----------            ----------

Outstanding at March 30, 2002             4,357,800                $22.64
                                         ==========            ==========
Exercisable at March 30, 2002             2,100,147                $19.32
                                         ==========            ==========

Granted                                     843,670                $31.41
Exercised                                  (211,338)               $18.62
Terminated                                 (234,954)               $27.39

Outstanding at March 29, 2003             4,755,178                $24.14
                                         ==========            ==========
Exercisable at March 29, 2003             2,841,486                $20.83
                                         ==========            ==========
Granted                                     766,000                $22.59
Exercised                                  (983,061)               $17.46
Terminated                                 (550,422)               $27.71

Outstanding at April 3, 2004              3,987,695                $25.00
                                         ==========            ==========
Exercisable at April 3, 2004              2,576,042                $23.61
                                         ==========            ==========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at April 3, 2004:

                                       Options Outstanding         Options Exercisable
                    ----------------------------------------------------------------------
                                      Weighted
                       Number         Average       Weighted       Number         Weighted
Range of             Outstanding     Outstanding    Average      Exercisable      Average
Exercise                 At          Contractual    Exercise         At           Exercise
Prices              April 3, 2004       Life         Price      April 3, 2004      Price
------------------------------------------------------------------------------------------

$15.16  - $22.27      1,397,048         6.15         $18.69       1,010,798        $17.50
$22.53  - $31.66      1,982,688         7.38         $26.96       1,202,976        $25.90
$32.01  - $35.58        607,959         7.09         $33.10         362,268        $33.04

                    ---------------------------------------------------------      -------
Total                 3,987,695         6.90         $25.00       2,576,042        $23.61
                    =========================================================      =======

13.     EARNINGS PER SHARE ("EPS")

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

                                                           Years Ended
                                    ----------------------------------------------------------
                                    April 3, 2004         March 29, 2003        March 30, 2002
                                    ----------------------------------------------------------
                                    (Dollars and shares in thousands except per share amounts)

Basic EPS
Net income                                $29,320                $28,379               $30,027

Weighted average shares                    24,435                 24,591                26,214
                                      -----------            -----------           -----------

Basic income per share                    $  1.20                $  1.15               $  1.15

Diluted EPS
Net income                                $29,320                $28,379               $30,027

Basic weighted average shares              24,435                 24,591                26,214
Dilutive effect of stock options              260                    457                   941
                                      -----------            -----------           -----------

Diluted weighted average shares            24,695                 25,048                27,155

Diluted income per share                  $  1.19                $  1.13               $  1.11
                                      ===========            ===========           ===========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

During 2004, 2003 and 2002 approximately 2.7 million, 2.1 million and 0.6 million potential common shares, respectively, were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares.

14. COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation; the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

The reconciliation of the components of accumulated other comprehensive loss was as follows:

                                                                   Net change   Unrealized
                                                    Unrealized        in         loss on
                                        Foreign     gain (loss)     minimum      available
                                        Currency        on          pension      for sale
(in thousands):                        Translation  derivatives    liability    investments      Total
                                       ------------------------------------------------------------------

Balance as of March 31, 2001            ($17,628)     $     --      $     --      $     10      ($17,628)
Changes during the year, net of tax       (1,054)        2,287            --           (10)        1,223
                                       -----------------------------------------------------------------
Balance as of March 30, 2002             (18,682)        2,287            --            --       (16,395)
Changes during the year, net of tax        8,028        (4,695)         (424)           --         2,909
                                       -----------------------------------------------------------------
Balance as of March 29, 2003             (10,654)       (2,408)         (424)           --       (13,486)
Changes during the year, net of tax        8,934        (2,018)           35            --         6,951
                                       -----------------------------------------------------------------
Balance as of April 3, 2004             ($ 1,720)     ($ 4,426)     ($   389)     $     --      ($ 6,535)
                                       =================================================================

A summary of the components of other comprehensive income is as follows:

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                                                                            Years Ended
(In thousands)                                           April 3, 2004   March 29, 2003   March 30, 2002
                                                         -----------------------------------------------

Net income                                                    $ 29,320         $ 28,379         $ 30,027
                                                         -----------------------------------------------

Other comprehensive income:
      Foreign currency translation                               8,934            8,028           (1,054)

      Unrealized loss on available for sale securities              --               --              (10)

      Unrealized gain (loss) on cash flow hedges,
      net of tax                                                (8,973)          (7,519)           7,414

      Reclassifications into earnings of cash flow
      hedge (gains) and losses, net of tax                       6,955            2,824           (5,127)

      Minimum pension liabilities adjustment, net
      of tax                                                        35             (424)
                                                         -----------------------------------------------
Total comprehensive income                                    $ 36,271         $ 31,288         $ 31,250
                                                         ===============================================

15. RETIREMENT PLANS

Defined Contribution Plans

We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $1.8 million in 2004 and $1.7 million in both 2003 and 2002. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in 2004, 2003 or 2002.

One of our subsidiaries also has a defined contribution plan. Both the employee and the employer make contributions to the plan. The employer contributions to this plan were $0.5 million in 2004 and $0.6 million in both 2003 and 2002.

We have no other material obligation for post-retirement or post-employment benefits.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Defined Benefit Plans

Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components

                                                   April 3, 2004   March 29, 2003   March 30, 2002
                                                   -----------------------------------------------
(in thousands):
Service Cost                                             $   514          $   436          $   350
Interest cost on benefit obligation                          146              125              112
Expected return on plan assets                              (197)             155              109
Recognized net actuarial (gain) loss                         176             (173)            (172)
Amortization of unrecognized prior service cost              (35)             (66)              --
Amortization of unrecognized gain                             53               20               --
Amortization of Unrecognized Initial Obligation               22               20               20
                                                   -----------------------------------------------
                                                         $   679          $   517          $   419
                                                   ===============================================

The activity under those defined benefit plans is as follows:

                                                   April 3, 2004   March 29, 2003   March 30, 2002
                                                   -----------------------------------------------
(in thousands)
Change in Benefit Obligation:
     Benefit Obligation, beginning of year               $(4,373)         $(3,260)         $(2,867)
     Service cost                                           (514)            (436)            (350)
     Interest cost                                          (146)            (125)            (112)
     Benefits paid                                            64               37              209
     Actuarial (gain) loss                                  (181)             (90)            (301)
     Currency translation                                   (708)            (499)             161
                                                   -----------------------------------------------
     Benefit obligation, end of year                     $(5,858)         $(4,373)         $(3,260)
                                                   ===============================================

Change in Plan Assets:
     Fair value of plan assets, beginning of year        $ 2,017          $ 1,600          $ 1,619
     Company contributions                                   467              419              417
     Benefits paid                                           (41)             (18)            (192)
     Actual (gain) loss on plan assets                       197             (155)            (109)
     Currency translation                                    361              171             (135)
                                                   -----------------------------------------------
     Fair value of Plan Assets, end of year              $ 3,001          $ 2,017          $ 1,600
                                                   ===============================================

Funded Status                                            $(2,857)         $(2,516)         $(1,660)
Unrecognized net actuarial loss                              989            1,091              627
Unrecognized initial obligation                              303              284              276
Unrecognized prior service cost                             (335)            (324)            (355)
                                                   -----------------------------------------------
Net amount recognized                                    $(1,900)         $(1,465)         $(1,112)
                                                   ===============================================

Amounts recognized on the balance sheet:
     Prepaid pension asset                               $   304          $   188          $    34
     Accrued pension liability                            (2,970)          (2,373)          (1,146)
     Accumulated other comprehensive items                   766              720               --
                                                   -----------------------------------------------
Net amount recognized                                    $(1,900)         $(1,465)         $(1,112)
                                                   ===============================================

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

One of the benefit plans is funded through assets of the Company. Accordingly that plan has no assets included in the information presented above. The assets of the other plan are less than the accumulated benefit obligation.

The weighted average rates used to determine the net periodic benefit costs were as follows:

                                              April 3, 2004    March 29, 2003     March 30, 2002
                                              --------------------------------------------------

Discount Rate                                           2.9%              3.2%               3.5%
Rate of increased salary levels                           1%                1%                 1%
Expected long-term rate of return on assets               1%                1%                 1%

16. TRANSACTIONS WITH RELATED PARTIES

Money is lent to employees for relocation costs and other personal purposes. The amount of these loans, which is included in other assets, amounted to approximately $0.3 million, $0.7 million and $0.8 million in 2004, 2003 and 2002, respectively. These loans are payable within five years. Certain loans are interest bearing, and interest income is recorded on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The outstanding loan balance is amortized as a charge to operating expense as such amounts are forgiven.

Additionally, a $1.0 million payment was made to 6 Encore (formerly Fifth Dimension Information Systems, Inc.) on May 19, 2003, in accordance with the Asset Purchase Agreement, dated December 12, 2001, as amended, in which Haemonetics Enterprises, Inc. and Haemonetics Canada Ltd. purchased the assets of Fifth Dimension Information Systems, Inc. The President and principle shareholder of 6 Encore is Brad Lazaruik, former Haemonetics Vice President, 5D.

17. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

Product and Service Segmentation

We have two families of products: (1) those that serve the donor and (2) those that serve the patient. Under the donor family of products we have included blood bank, red cell and plasma collection products. The patient products are the surgical collection products.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Donor

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

Patient

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

Other

Other revenue includes revenue generated from equipment repairs performed under preventative maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, Fifth Dimension, acquired on January 1, 2002. Fifth Dimension provides collection and data management systems to plasma collectors.

Revenues from External Customers:

                                                 Years ended (in thousands)
                                        April 3, 2004   March 29, 2003   March 30, 2002
                                        -------------   --------------   --------------
Donor:
      Blood Bank                           $119,710        $110,608        $112,186
      Red Cell                               22,640          16,048          10,884
      Plasma                                117,051         118,690         112,662
                                           --------        --------        --------
                                            259,401         245,346         235,732
Patient:
      Surgical                               82,826          73,255          72,131

Other                                        22,002          18,355          12,106

Total revenues from external customers     $364,229        $336,956        $319,969
                                           ========        ========        ========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Geographic Segmentation

Years ended (in thousands)

April 3, 2004
                                Other        Total
                  United        North        North                    Other        Total
                  States       America      America       Japan        Asia         Asia

Sales            $126,872     $  3,271     $130,143     $ 99,626     $ 27,129     $126,755

Total Assets      269,743        3,354      273,097       48,314        8,363       56,677

Long-Lived
Assets             82,728        3,050       85,778       18,316        2,294       20,610

April 3, 2004

                                            United                                 Other        Total        Total
                  Germany      France       Kingdom       Italy       Austria      Europe       Europe    Consolidated

Sales            $ 33,489     $ 20,666     $  3,556     $ 13,936     $  8,332     $ 27,352     $107,331     $364,229

Total Assets       13,698       11,401        6,225       19,577        2,821       23,898       77,620      407,394

Long-Lived
Assets              5,209        1,509        3,030        2,380          882        6,547       19,557      125,945

March 29, 2003
                                Other        Total
                  United        North        North                    Other        Total
                  States       America      America       Japan        Asia         Asia

Sales            $127,241     $  2,746     $129,987     $ 94,215     $ 24,654     $118,869

Total Assets      228,560        3,666      232,226     $ 48,343        6,866       55,209

Long-Lived
Assets             96,437        3,077       99,514       17,060        2,594       19,654

March 29, 2003

                                            United                                 Other        Total        Total
                  Germany      France       Kingdom       Italy       Austria      Europe       Europe    Consolidated

Sales            $ 30,125     $ 18,065     $  3,221     $ 10,376     $  7,000     $ 19,313     $ 88,100     $336,956

Total Assets       14,028       15,067        4,689       16,697        2,474       19,095       72,050      359,485

Long-Lived
Assets              5,244        1,699        2,377        1,846          905        4,714       16,785      135,953

March 30, 2002
                                Other        Total
                  United        North        North                    Other        Total
                  States       America      America       Japan        Asia         Asia

Sales            $121,558     $  2,697     $124,255     $ 96,559     $ 19,903     $116,462

Total Assets      258,925        3,022      261,947       38,465        5,658       44,123

Long-Lived
Assets            102,465        2,599      105,064       11,553        1,574       13,127

March 30, 2002

                                            United                                 Other        Total        Total
                  Germany      France       Kingdom       Italy       Austria      Europe       Europe    Consolidated

Sales            $ 23,941     $ 16,517     $  4,183     $  8,763     $  6,929     $ 18,918     $ 79,252     $319,969

Total Assets        9,592       11,901        5,004       11,531        2,475       18,348       58,851      364,921

Long-Lived
Assets              3,451        1,469          249        1,124          820        6,782       13,895      132,086

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

18. REORGANIZATION

On August 12, 2003, we announced a reorganization of our business into two global product families: donor and patient. This reorganization redefined our customer and allowed us to expand our customer base to better position us for future growth. As a result of the reorganization, we reduced our worldwide workforce of 1,500 employees by approximately 4%. No facilities were closed. The reductions resulted in a charge, included in selling, general and administrative expenses, for severance and related costs of $2.7 million. We expect the savings associated with the reorganization to approximate $4.0 million annually. A summary of activity follows (in thousands):

Balance as of March 29, 2003                      $   --
Total charges                                      2,690
Severance and related costs paid                   2,690
                                                  ------
Balance as of April 3, 2004                       $   --
                                                  ======

19. SUMMARY OF QUARTERLY DATA (UNAUDITED)

                                       First      Second     Third      Fourth
                                       Quarter    Quarter    Quarter    Quarter*

Fiscal year ended April 3, 2004:

Net revenues                           $88,283    $87,488    $90,737    $97,721

Gross profit                            39,586     41,380     43,113     48,041

Operating income                         8,186      8,906     14,096     14,689

Net income                               4,983      5,495      9,314      9,528

Share data:

Net Income:

Basic                                  $  0.21    $  0.23    $  0.38    $  0.38

Diluted                                $  0.21    $  0.23    $  0.38    $  0.37

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Fiscal year ended March 29, 2003:

Net revenues                           $81,935    $87,025    $87,115    $80,881

Gross profit                            38,647     38,890     40,941     36,218

Operating income                         9,692      9,826     11,822      6,139

Net income                               6,775      6,780     10,347      4,477

Share data:

Net Income:

Basic                                  $  0.27    $  0.28    $  0.43    $  0.19

Diluted                                $  0.26    $  0.27    $  0.42    $  0.18

* The fourth fiscal quarter of fiscal year 2004 includes 14 weeks due to our policy for determining our fiscal year end.

             Report of Independent Registered Public Accounting Firm

To the Stockholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and its subsidiaries as of April 3, 2004 and March 29, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and its subsidiaries as of April 3, 2004 and March 29, 2003, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.


                                                        S/ERNST & YOUNG, LLP

Boston, Massachusetts
April 26, 2004

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

Our consolidated financial statements for the fiscal year ended March 30, 2002 were audited by Arthur Andersen, LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in the Form 10-K. As a result holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

Changes in Internal Controls - There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 27, 2004.

(b) The information concerning our Executive Officers is set forth at the end of
Part I hereof.

(c) The balance of the information required by this item including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 401 of S-K is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 27, 2004. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company's Code of Business Conduct located on the

Company's internet web site at
http://www.haemonetics.com/site/content/investor/investor.asp and it is available in print to any shareholder who requests it. Such requests should be directed to our company's Clerk.

We intend to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to our chief executive officer, chief financial officer and senior financial officers and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference in our Proxy Statement for the Annual Meeting to be held July 27, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 27, 2004.

Stock Plans

The following table below sets forth information as of April 3, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                   (a)                (b)               (c)
                                   Number of          Weighted          Number of securities
                                   securities to      average           available for future
                                   be issued upon     exercise price    issuance under equity
                                   exercise of        of outstanding    compensation
                                   outstanding        options,          plans(excluding
                                   options,           warrants and      securities reflected in
                                   warrants and       rights            columns (a) (1)
                                   rights
Plan Category

Equity Compensation Plans
approved by security holders        3,987,695            $25.00              1,372,395

Equity compensation plans not
approved by security holders               -0-               -0-                    -0-
                                    --------------------------------------------------

Total                               3,987,695            $25.00              1,372,395

(1) Includes 204,070 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference in our Proxy Statement for the Annual Meeting to be held July 27, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      The following documents are filed as a part of this report:

(a)   Financial Statements are included in Part II of this report

      Financial Statements required by Item 8 of this Form

         Consolidated Statements of Operations..................48
         Consolidated Balance Sheets............................49
         Consolidated Statements of Stockholders' Equity........50
         Consolidated Statements of Cash Flows..................51
         Notes to Consolidated Financial Statements.............52
         Report of Independent Public Accountants...............79

      Schedules required by Article 12 of Regulation S-X

      II Valuation and Qualifying Accounts......................90

      All other schedules have been omitted because they are not applicable or not required.

(b)   Reports on Form 8-K

      We furnished a report on Form 8-K on May 3, 2004 furnishing a press release we issued on May 3, 2004 announcing our financial results for the quarter and fiscal year ended April 3, 2004 and outlook for fiscal 2005.

(c) Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 85, which is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HAEMONETICS CORPORATION

                                                   By: /s/ Brad Nutter
                                                   -------------------
                                                   Brad Nutter, President
                                                   and Chief Executive Officer

      Date: June 2, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                                Date
         ---------                      -----                                ----


/s/  Ronald A. Matricaria       Chairman of the Board                        June 2, 2004
-------------------------
Ronald A. Matricaria


/s/  Brad Nutter                President and Chief Executive Officer,       June 2, 2004
---------------------------     Director (Principal Executive Officer)
Brad Nutter


/s/  Ronald J. Ryan             Vice President                               June 2, 2004
---------------------------     and Chief Financial Officer,
Ronald J. Ryan                  (Principal Financial Officer)



/s/ Susan M. Hanlon             Vice President and Corporate Controller      June 2, 2004
---------------------------     (Principal Accounting Officer)
Susan M. Hanlon


/s/ Yutaka Sakurada             President, Haemonetics Japan/Asia            June 2, 2004
---------------------------     and Chairman and CEO, Haemonetics Japan
Yutaka Sakurada                 Director



/s/ Benjamin L. Holmes          Director                                     June 2, 2004
 --------------------------
Benjamin L. Holmes


/s/ Donna C. E. Williamson      Director                                     June 2, 2004
--------------------------
Donna C. E. Williamson


/s/ Lawrence C. Best            Director                                     June 2, 2004
---------------------------
Lawrence C. Best


/s/ Harvey G. Klein M.D.        Director                                     June 2, 2004
---------------------------
Harvey G. Klein M.D.


/s/ Ronald G. Gelbman           Director                                     June 2, 2004
---------------------
Ronald G. Gelbman

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

      3D* By-Laws of the Company, as amended May 1, 2001 filed as Exhibit 3D to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

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

      10W* Amendment dated September 29, 2000 to the 7.05% Senior Notes Plan (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 30, 2000 and incorporated herein by reference).

      10X* Haemonetics Corporation 2000 Long-term Incentive Plan (filed as
Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).

      10Y* Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).

      10Z* Amendment No. 3 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company, dated April 1, 1997 (filed as
Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).

      10AA* Amendment No. 4 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership, as assigned to Trinet Essential Facilities XXIX, Inc., effective June 18, 1998, and the Company, dated February 25, 2002. (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).

      10AB* Employment Agreement between the Company and Ronald J. Ryan. (filed as Exhibit 10.2 to the Company's Form 10-Q No. 1-10730 for the quarter ended June 29, 2002and incorporated herein by reference).

      10AC* Employment agreement between Brad Nutter and Haemonetics Corporation. ( filed as Exhibit 10AE to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AD * First Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts. ( filed as Exhibit 10AF to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AE * Second Amendment to lease dated July 17, 1990 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania.( filed as Exhibit 10AG to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AF* Form of Option Agreements for Non-Qualified stock options for the 1992 Long-Term Incentive Plan for Employees. (filed as Exhibit 10AH to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AG* Form of Option Agreements for Non-Qualified stock options for the 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AI to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AH* Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees. (filed as Exhibit 10AJto the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AI* Form of Option Agreements for Non-Qualified stock options for the 2000 Long- Term Incentive Plan for Non-Employee Directors. (filed as Exhibit 10AK to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AJ* Employment Agreement between the Company and Robert Ebbeling. (filed as Exhibit 10AL to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003.) 10AK* Employment agreement between the Company and Peter Allen (filed as Exhibit 10.1 to the Company's Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

      10AK* Employment agreement between the Company and Brian Concannon (filed as Exhibit 10.2 to the Company's Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

      10AL* Employment agreement between the Company and Alicia Lopez, (filed as
Exhibit 10.3 to the Company's Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

      10AM Second Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts.

      10AN Third Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts.

      10AO Summary of the Employment Agreement between Haemonetics Corporation and Dr. Ulrich Exckert.

      21 Subsidiaries of the Company

      23.1 Consent of the Independent Public Accountants, Ernst & Young LLP

      31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

      31.2 Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Ronald J. Ryan, Vice President and Chief Financial Officer of the Company

      32.1 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

      32.2 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald J. Ryan, Vice President and Chief Financial Officer of the Company

*     Incorporated by reference

                     (All other exhibits are inapplicable.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATIED FINANCIAL STATEMENTS

We have audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated financial statements of Haemonetics Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 26, 2004. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 15(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        S/ERNST & YOUNG LLP

Boston, Massachusetts
April 26, 2004

SCHEDULE II

                             HAEMONETICS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Balance at     Charged to       Charged      Write-Offs        Balance
                                     Beginning of    Costs and        to Other      (Net of         at End of
                                        Period        Expenses        Accounts     Recoveries)       Period
                                        ------        --------        --------     -----------       ------
For Year Ended April 3, 2004

Allowance for Doubtful Accounts        $ 1,449        $   809         $    --        $     3         $ 2,261

For Year Ended March 29, 2003

Allowance for Doubtful Accounts        $ 1,298        $   149         $    --        $     2         $ 1,449

Purchase Accounting Reserves           $    44        $   (44)        $    --        $    --         $    --

For Year Ended March 30, 2002

Allowance for Doubtful Accounts        $ 1,233        $   198         $    --        $  (133)        $ 1,298

Purchase Accounting Reserves           $   601        $    --         $ 1,139        $(1,696)        $    44