Form 10-Q
period 2004-07-03
HAEMONETICS CORP
filed 2004-08-11
CIK 313143

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


     For the quarter ended: July 3, 2004   Commission File Number: 1-10730

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

                            Yes _X__       No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                            Yes _X__       No ___

      The number of shares of $.01 par value common stock outstanding as of July 3, 2004:
                                   25,213,617

                             HAEMONETICS CORPORATION
                                      INDEX

                                                                            PAGE
                                                                            ----


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Unaudited Consolidated Statements of Income - Three Months               2
               Ended July 3, 2004 and June 28, 2003

     Unaudited Consolidated Balance Sheets - July 3, 2004 and April 3, 2004   3

     Unaudited Consolidated Statement of Stockholders' Equity -               4
              Three Months Ended July 3, 2004

     Unaudited Consolidated Statements of Cash Flows -Three Months Ended      5
              July 3, 2004 and June 28, 2003

     Notes to Unaudited Consolidated Financial Statements                     6


ITEM 2.    Management's Discussion and Analysis of Financial Condition        14
           and  Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk         23

ITEM 4.    Controls and Procedures                                            24

PART II.  OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                   26

     Signatures

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited - in thousands, except share data)

                                                           Three Months Ended
                                                         ----------------------
                                                          July 3,       June 28,
                                                           2004           2003
                                                         --------      --------
Net revenues                                             $ 94,602      $ 88,283
Cost of goods sold                                         47,502        48,697
                                                         --------      --------
Gross profit                                               47,100        39,586
                                                         --------      --------
Operating expenses:

    Research and development                                4,054         4,997
    Selling, general and administrative                    28,084        26,403
                                                         --------      --------
         Total operating expenses                          32,138        31,400
                                                         --------      --------
Operating income                                           14,962         8,186
Interest expense                                             (661)         (786)
Interest income                                               363           283
Other income (expense), net                                  (232)          103
                                                         --------      --------
 Income before provision for income taxes                  14,432         7,786
Provision for income taxes                                  4,612         2,803
                                                         --------      --------
Income from operations before cumulative effect
of a change in accounting principle                         9,820         4,983
Net income                                               $  9,820      $  4,983
                                                         ========      ========
Basic income per common share                            $   0.39      $   0.21

Income per common share assuming dilution                $   0.38      $   0.21

Weighted average shares outstanding
          Basic                                            25,155        24,063
          Diluted                                          25,579        24,223

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                        July 3, 2004    April 3, 2004
                                                                        ------------    -------------
                                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $ 130,356        $ 118,117
     Accounts receivable, less allowance of $1,768 as of July 3, 2004
     and $2,261 as of April 3, 2004                                         84,046           82,640
     Inventories                                                            52,589           52,235
     Deferred tax asset, net                                                20,507           21,856
     Prepaid expenses and other current assets                               8,169            6,601
                                                                         ---------        ---------
         Total current assets                                              295,667          281,449
Property, plant and equipment:
         Total property, plant and equipment                               268,321          269,121
        Less: accumulated depreciation                                     194,511          191,091
                                                                         ---------        ---------
         Net property, plant and equipment                                  73,810           78,030
Other assets:
     Other intangibles, less amortization of $6,010 as of July 3, 2004
     and $5,569 as of April 3, 2004                                         24,299           24,784
     Goodwill, net                                                          16,862           17,242
     Other long-term assets                                                  5,745            5,889
                                                                         ---------        ---------
         Total other assets                                                 46,906           47,915
                                                                         ---------        ---------
         Total assets                                                    $ 416,383        $ 407,394
                                                                         =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of long-term debt              $  30,647        $  32,818
     Accounts payable                                                       13,344           14,249
     Accrued payroll and related costs                                      12,489           14,547
     Accrued income taxes                                                   11,427            7,967
     Other accrued liabilities                                              22,321           26,262
                                                                         ---------        ---------
         Total current liabilities                                          90,228           95,843

Deferred tax liability, net                                                  1,592            1,682

Long-term debt, net of current maturities                                   25,322           25,442
Other long-term liabilities                                                  4,609            4,678

Stockholders' equity:
   Common stock, $0.01 par value; Authorized - 80,000,000 shares;
   Issued -  32,761,755 shares at July 3, 2004 and 32,647,910
     shares at April 3, 2004                                                   328              326
   Additional paid-in capital                                              130,549          127,744
   Retained earnings                                                       332,111          322,291
   Accumulated other comprehensive loss                                     (4,716)          (6,535)
                                                                         ---------        ---------
   Stockholders' equity before treasury stock                              458,272          443,826
      Less: Treasury stock at cost -  7,548,138 shares at July 3, 2004
          and 7,568,289 shares at April 3, 2004                            163,640          164,077
                                                                         ---------        ---------
      Total stockholders' equity                                           294,632          279,749
                                                                         ---------        ---------
      Total liabilities and stockholders' equity                         $ 416,383        $ 407,394
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

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                            Accumulated
                                      Common Stock     Additional                              Other       Total
                                     -------------       Paid-in   Treasury   Retained     Comprehensive Stockholders' Comprehensive
                                     Shares     $        Capital     tock     Earnings          Loss       Equity         Income
                                     ------    ----    ---------   -------   ---------     ------------- ------------- -------------

Balance, April 3, 2004               32,648   $ 326     $127,744  ($164,077)  $322,291      ($  6,535)   $ 279,749
                                     -----------------------------------------------------------------------------
    Employee stock purchase plan      - - -   - - -          (42)       437      - - -          - - -          395
     Exercise of stock options
          and related tax benefit       114       2        2,847      - - -      - - -          - - -        2,849
     Net income                       - - -   - - -        - - -      - - -      9,820          - - -        9,820    $   9,820
     Foreign currency translation
        adjustment                    - - -   - - -        - - -      - - -      - - -         (1,262)      (1,262)      (1,262)
     Unrealized gain on derivatives   - - -   - - -        - - -      - - -      - - -          3,081        3,081        3,081
                                                                                                                      ----------
     Comprehensive income             - - -   - - -        - - -      - - -      - - -          - - -        - - -    $  11,639
                                     -----------------------------------------------------------------------------    ---------
Balance, July 3, 2004                32,762  $  328     $130,549  ($163,640)  $332,111      ($  4,716)   $ 294,632
                                     =============================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                                                Three Months Ended
                                                                               ---------------------
                                                                               July 3,     June 28,
                                                                                2004         2003
                                                                             ---------    ---------
Cash Flows from Operating Activities:
     Net income                                                              $   9,820    $   4,983
     Adjustments to reconcile net income to net cash provided by operating activities:
     Non cash items:
        Depreciation and amortization                                            7,161        7,585
        Deferred tax expense (benefit)                                            (559)         (95)
        Gain on sales of plant, property and equipment                          (2,565)        (425)
        Tax benefit related to exercise of stock options                           134            3
        Unrealized gain from hedging activities                                    211         (616)

     Change in operating assets and liabilities:
        Increase in accounts receivable, net                                    (2,724)      (4,062)
        (Increase) decrease in inventories                                      (2,240)         138
        (Increase) decrease in prepaid income taxes                             (1,133)        (907)
        Increase in other assets and other long-term liabilities                  (375)        (916)
        Increase (decrease) in accounts payable and accrued expenses             1,729       (3,125)
                                                                             ---------    ---------
                 Net cash provided by operating activities                       9,459        2,563

Cash Flows from Investing Activities:
     Capital expenditures on property, plant and equipment                      (3,758)      (3,099)
     Proceeds from sale of property, plant and equipment                         4,539        1,397

     Acquisition of software development company and milestone payments             --       (1,020)
                                                                             ---------    ---------
               Net cash provided by (used in) investing activities                 781       (2,722)

Cash Flows from Financing Activities:
     Payments on long-term real estate mortgage                                   (111)        (101)
     Net (decrease) increase in short-term revolving
        credit agreements                                                         (978)        (943)
     Employee stock purchase plan                                                  395          454
     Exercise of stock options                                                   2,715          235
                                                                             ---------    ---------
              Net cash provided by (used in) financing activities                2,021         (355)

Effect of Exchange Rates on Cash and Cash Equivalents                              (22)         819
                                                                             ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents                            12,239          305
Cash and Cash Equivalents at Beginning of Year                                 118,117       49,885
                                                                             ---------    ---------
Cash and Cash Equivalents at End of Period                                   $ 130,356    $  50,190
                                                                             =========    =========
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements
  of Haemonetics equipment                                                   $   1,181    $   2,870
                                                                             =========    =========
Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                           $     996    $   1,219
                                                                             =========    =========
     Income taxes paid                                                       $   2,819    $   4,482
                                                                             =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the three-month period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2005. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 3, 2004.

Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 2005 presentation.

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2005 includes 52 weeks with all four quarters including 13 weeks. Fiscal year 2004 included 53 weeks with the first three quarters of the fiscal year including 13 weeks and the fourth quarter of fiscal 2004 including 14 weeks.

2. EARNINGS PER SHARE ("EPS")

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potential dilutive common shares.


                                             For the three months ended
                                           July 3, 2004     June 28, 2003
                                           ------------     -------------
                                      (in thousands, except per share amounts)
                                      ----------------------------------------
Basic EPS
Net income                                    $ 9,820         $ 4,983

Weighted average shares                        25,155          24,063
                                              -------         -------
Basic earnings per share                      $  0.39         $  0.21
                                              -------         -------
Diluted EPS
Net income                                    $ 9,820         $ 4,983

Basic weighted average shares                  25,155          24,063
Effect of stock options                           424             160
                                              -------         -------
Diluted weighted average shares                25,579          24,223
                                              -------         -------
Diluted earnings per share                    $  0.38         $  0.21
                                              -------         -------

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

Had compensation costs under our stock-based compensation plans been determined based on the fair value model of Statement of Financial Accounting Standards
(SFAS) 123 "Accounting for Stock-Based Compensation," the effect on our earnings per share would have been as follows:

                                            For the three months ended
                                        July 3, 2004             June 28, 2003
                                        ------------             -------------
                                      (in thousands, except per share amounts)

Net income (as reported):                  $9,820                   $4,983

Deduct: Total stock-based compensation
expense determined under the fair value
method for all awards, net of tax

                                          $(1,419)                 $(1,480)
                                          -------                  -------
Pro Forma Net Income:                      $8,401                   $3,503
                                          =======                  =======
Earnings per share:

Basic
     As reported                            $0.39                    $0.21
     Pro forma                              $0.33                    $0.15

Diluted
     As Reported                            $0.38                    $0.21
     Pro forma                              $0.33                    $0.15

4. ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.3 million for both the three month period ended July 3, 2004 and June 28, 2003 which is included in selling, general and administrative expenses.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

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

                                                  For the three months ended
                                               July 3, 2004      June 28, 2003
                                               ------------      -------------
                                                         (in thousands)

Warranty accrual as of the
  beginning of the period                          $677             $1,056

Warranty Provision                                  271                158

Warranty Spending                                 (197)              (492)
                                                   ----               ----
Warranty accrual as of the end of the period       $751               $722
                                                   ====               ====

7.  COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

A summary of the components of other comprehensive income is as follows:

                                                           Quarter Ended
                                                   July 3, 2004    June 28, 2003
                                                   ------------    -------------
                                                         (in thousands)
                                                   -----------------------------

Net income                                            $9,820           $4,983
                                                     -------           ------
Other comprehensive income:
Foreign currency translation                         (1,262)            3,807
     Unrealized gain (loss) on cash flow hedges,
    net of tax                                         2,000          (2,163)
    Reclassifications into earnings of cash flow
    hedge losses, net of tax                           1,081            1,881
                                                     -------           ------
Total comprehensive income                           $11,639           $8,508
                                                     =======           ======

8.  INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

Inventories consist of the following:

                                                   July 3, 2004    April 3, 2004
                                                   ------------    -------------
                                                          (in thousands)
                 Raw materials                       $13,156          $11,630
                 Work-in-process                       6,731            5,340
                 Finished goods                       32,702           35,265
                                                     -------          -------
                                                     $52,589          $52,235
                                                     =======          =======

9.  ACQUIRED INTANGIBLE ASSETS

     As of July 3, 2004

                                                                    Weighted
                                                                    Average
                                    Gross Carrying  Accumulated   Useful Life
                                        Amount      Amortization   (in years)
                                        ------      ------------   ----------
                                                  (in thousands)
     Amortized Intangibles
     Patents                           $6,371         $ 1,713          14

     Other technology                  11,753           1,943          15

Customer contracts and related
  relationships                        11,697           2,354          15
                                    --------          -------
Subtotal                               29,821           6,010          15

     Indefinite
     Life Intangibles

     Trade name                           488             --
                                     --------        -------
     Total Intangibles               $ 30,309        $ 6,010
                                     ========        =======

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

     As of April 3, 2004

                                                                    Weighted
                                                                    Average
                                    Gross Carrying  Accumulated   Useful Life
                                        Amount      Amortization   (in years)
                                        ------      ------------   ----------
                                                  (in thousands)
Amortized Intangibles

Patents                                 $6,371         $1,594         14

Other technology                        11,754          1,810         15

Customer contracts and related
relationships                           11,738          2,165         15
                                       -------        ------
                                        29,863          5,569         15
Subtotal

Indefinite Life Intangibles

Trade name                                 490            --        Indefinite
                                       -------        ------
Total Intangibles                      $30,353        $5,569
                                       =======        ======

The only change to the net carrying value of our intangible assets from April 3, 2004 to July 3, 2004 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of our Canadian subsidiary.

Aggregate amortization expense for amortized other intangible assets was $0.5 million for both the three months ended July 3, 2004 and June 28, 2003. Additionally, expected future amortization expenses on other intangible assets approximates $1.8 million for fiscal 2005, $2.6 million for fiscal years 2006 through 2008 and $2.4 million for fiscal 2009 and fiscal 2010.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

10.    GOODWILL

The change in the carrying amount of our goodwill during the three months ended July 3, 2004 is as follows (in thousands):



   Carrying amount as of April 3, 2004                            $17,242

   Effect of change in rates used for translation                   (380)
                                                                  -------
   Carrying amount as of July 3, 2004                             $16,862
                                                                  =======

11.    INCOME TAXES

For the three months ended July 3, 2004, the income tax provision, as a percentage of pretax income, was 36% before the impact of the reversal of previously established tax reserves related to a local Japanese tax matter. As a consequence of the release of reserve for $0.6 million during the three months ended July 3, 2004, the effective tax rate was reduced to 32%. For the three months ended June 28, 2003, the tax rate was 36%.


12.   COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

 13.  DEFINED BENEFIT PENSION PLANS

Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

                                                   For the three months ended
                                                 July 3, 2004    June 28, 2003
                                                 ------------    -------------
(in thousands):
Service Cost                                         $142            $123
Interest cost on benefit obligation                    38              34
Expected return on plan assets                       (14)            (47)
Recognized net actuarial (gain) loss                   --              42
Amortization of unrecognized prior service cost       (9)             (8)
Amortization of unrecognized gain                      12              13
Amortization of Unrecognized Initial Obligation         6               5
                                                     ----            ----
Net periodic benefit cost                            $175            $162
                                                     ====            ====

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

14.   SEGMENT INFORMATION

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

Product and Service Segmentation

We have two families of products: (1) those that serve the donor and (2) those that serve the patient. Under the donor product of families we have included blood bank, red cell and plasma collection products. The patient products are the surgical collection products.

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

Patient

Surgical products include machines and single use disposables that perform surgical blood salvage in transplant, orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient. The devices used in the surgical area are the OrthoPAT(R) and the Cell Saver(R) autologous blood recovery systems.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

Other

Other revenue includes revenue generated from equipment repairs performed under preventative maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, Fifth Dimension, acquired on January 1, 2002. Fifth Dimension provides collection and data management systems to plasma collectors.





Revenues from External Customers:

(in thousands)                                         Three months ended
                                                July 3, 2004    June 28, 2003
                                                ------------    -------------
Donor:
      Blood Bank                                   $32,004         $27,591
      Red Cell                                       9,962           4,679
      Plasma                                        25,942          30,241
                                                   -------         -------
                                                    67,908          62,511
Patient:
      Surgical                                      22,254          20,370

Other                                                4,440           5,402
                                                   -------         -------
Total revenues from external customers             $94,602         $88,283
                                                   =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We design, manufacture and market automated systems for the collection, processing and surgical salvage of donor and patient blood, including the single-use disposables used with our systems and related data management software. Our systems allow users to collect and process only the blood component(s) they target, red blood cells, platelets or plasma, increasing donor and patient safety as well as collection efficiencies. Our systems consist of proprietary disposable sets that operate on our specialized equipment. Our data management systems are used by blood collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at commercial plasma and not-for-profit blood banks. We organize our business into two global product families: donor and patient to better serve our customers and better position us for continued growth.

As a general practice we place our equipment at customers' sites, with contractual requirements that customers purchase a certain number of disposables in a predetermined time frame and, in some cases, pay a fee for the use of our equipment. This disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 88% and 89% of our total revenues for the first quarters of fiscal 2005 and fiscal 2004, respectively.


Financial Summary


                                               For the quarter ended
                                                                                      %
                                                                             Increase/(Decrease)
                                          July 3, 2004      June 28, 2003      Q105 vs. Q104
(in thousands, except per share data)
Net revenues                                 $94,602           $88,293             7.2%
Gross Profit                                  47,100            39,586              19.0
   % of net revenues                           49.8%             44.8%

Operating income                              14,962             8,186              82.8
   % of net revenues                           15.8%              9.3%

Provision for income tax                       4,612             2,803              64.5
                                             -------           -------
   % of net revenues                            4.9%              3.2%
                                             -------           -------
Net income                                    $9,820            $4,983              97.1
   % of net revenues                           10.4%              5.6%

Earnings per share-diluted                     $0.38             $0.21              81.0%

Net revenues for the first quarter of fiscal 2005 increased 7.2% over the same period in fiscal 2004. The favorable effects of foreign exchange contributed 6.3% to the increase. The remaining 0.9%increase resulted from increases in disposable revenue across our blood bank, surgical, and red cell product lines, and increases in equipment revenue. These increases were almost entirely offset by volume decreases in our plasma product line and in miscellaneous and service revenue. (5D revenue, reported in the miscellaneous and service revenue line, was adversely affected by the continued volatility in the plasma market).

Gross profit increased 19.0% versus Q1 fiscal 2004. The favorable effects of foreign exchange accounted for a 12.5% increase in gross profit. The remaining 6.5% increase was due to the change in the mix of products being sold, price improvements and increased sales volumes. Operating income increased 82.8% over Q1 fiscal 2004 due to gross profit improvements and a decrease in operating expenses as a percentage of total revenues. Net income increased 97.1% as compared to Q1 last year. This increase was due to two factors: (i) higher operating income, and (ii) a reduction in our quarterly effective tax rate to 32% due to a $0.6 million income tax benefit in Japan.

RESULTS OF OPERATIONS

Q1 FISCAL 2005 AS COMPARED TO Q1 FISCAL 2004

Net Revenues
By geography
(in thousands)                                             $              %
                                                       Increase/      Increase/
                   July 3, 2004     June 28, 2003     (Decrease)     (Decrease)
                   ------------     -------------     ----------     ----------
United States         $32,907          $31,552          $1,355          4.3%

International          61,695           56,731           4,964          8.8
                      -------          -------          ------          ---
Net revenues          $94,602          $88,283          $6,319          7.2%
                      =======          =======          ======          ===

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Approximately 65% and 64% of our revenues during the first quarters of fiscal year 2005 and 2004, respectively, were generated outside the U.S. Revenues in Japan accounted for approximately 28% and 26% of total revenues for Q1 fiscal 2005 and 2004, respectively. Revenues in Europe accounted for approximately 30% of our total revenues for Q1 of fiscal 2005 and Q1 of fiscal 2004. International sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. The favorable effects of foreign exchange resulted in a 6.3% increase in sales.

Please see section entitled "Foreign Exchange" in this management's discussion for a more complete discussion of how foreign currency affects our business, as well as our strategy to manage this exposure.

By product type
  (in thousands)
                                                             $          %
                                                        Increase/  Increase/
                           July 3, 2004  June 28, 2003  Decrease)  (Decrease)
                           ------------  -------------  ---------  ----------
Disposables                   $83,489       $78,395      $ 5,094       6.5%
Misc. & service                 4,440         5,402         (962)    (17.8)
Equipment                       6,673         4,486        2,187      48.8
                              -------       -------      -------     -----
      Net revenues            $94,602       $88,283      $ 6,319       7.2%
                              =======       =======      =======     =====

Disposables revenue by product line
   (in thousands)
                                                             $            %
                                                          Increase/   Increase/
                            July 3, 2004  June 28, 2003  (Decrease)  (Decrease)
                            ------------  -------------  ----------  ----------
Donor:
Plasma                        $25,486        $29,589      ($4,103)     (13.9%)
Blood bank                     30,769         25,949        4,820       18.6
Red Cells                       6,461          4,564        1,897       41.6
                              -------        -------      -------      -----
   Subtotal                   $62,716        $60,102      $ 2,614        4.3%

Patient:
Surgical                       20,773         18,293        2,480       13.6
                              -------        -------      -------      -----
Total disposables revenue
                              $83,489        $78,395      $ 5,094        6.5%
                              =======        =======      =======      =====

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposable revenue for all donor products increased 4.3% compared to the first quarter of fiscal year 2004. The favorable effects of foreign exchange increased donor disposable revenue 6.4%. Without this favorable impact of foreign exchange, disposable revenue declined 2.1% from the same period in the prior year. Red cell and blood bank product revenues increases were more than offset by a decline in plasma product revenue, as more specifically detailed below.

Plasma
Disposable revenue in the plasma product line decreased 13.9%. Without the 4.1% favorable effect of foreign exchange, the decrease in plasma disposable revenues was 18.0%. The 18.0% decline is largely attributable to volume decreases in the U.S. market due to the loss of our U.S. customer, Alpha Therapeutic Corporation ("Alpha") (whose plasma collection operations were purchased by our only plasma competitor in October 2003). Disposable revenue was also affected to a lesser degree by plasma collection declines in Asia and Europe.

Blood bank
Blood bank disposable revenues increased 18.6%. The favorable effects of foreign exchange resulted in a 9.6% increase in blood bank disposable revenues as the majority of our platelet sales occur in Europe and Japan. The remaining 9.0% increase in blood bank disposable revenue was due to several factors including;
(i) market share gains in Japan achieved in the fourth quarter of fiscal year 2004, which we sustained during the first quarter of fiscal year 2005 and, (ii) a product mix shift in Japan in the first quarter of fiscal year 2005 to higher-priced filtered platelet sets from non-filtered sets.

Red Cell
Red Cell disposable revenue increased 41.6%. The favorable effects of foreign exchange resulted in a 4.8% increase in red cell disposable revenues. The remaining 36.8% increase is due to the continuing adoption of our technology in the United States where blood shortages are more prevalent. In fiscal 2005 as more blood collectors continue to increase the use of our technology to increase the supply of red cells from a declining number of eligible donors, to reduce collection costs, and to improve operating quality and efficiency. Increased U.S. sales of our higher priced filtered sets, which include a filter to remove white blood cells from the collected blood, also contributed to the revenue increase.

PATIENT PRODUCTS

Surgical
Disposable revenue for the surgical product line increased 13.6%. The favorable effects of foreign exchange accounted for a 6.9% increase with the remaining 6.7% increase attributable to increases in OrthoPAT disposable revenues.

The surgical product line has two major brand platforms: the Cell Saver brand and the OrthoPAT brand.

Cell Saver disposables revenue increased 4.2% for the quarter. Without the 6.5% favorable effects of foreign exchange, Cell Saver disposable revenues declined 2.3% for the quarter. In the U.S., the Cell Saver product line is used primarily for higher blood loss surgeries. This is a mature market that is declining and may continue to decline due to improved surgical techniques minimizing blood loss. In Europe, the Cell Saver is used in both high and low blood loss surgeries, including the orthopedic market.

OrthoPAT disposable revenues increased 71% as orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to using blood from patient pre-donation or a blood bank in hip and knee replacements and other orthopedic surgeries. The favorable effects of foreign exchange accounted for a 7.5% of the increase in OrthoPAT disposable revenues.

Other Revenues
(in thousands)                                                $           %
                                                          Increase/   Increase/
                           July 3, 2004   June 28, 2003  (Decrease)  (Decrease)
                           ------------   -------------  ----------  ----------
Miscellaneous & Service       $4,440         $5,402        $(962)      (17.8%)
Equipment                      6,673          4,486         2,187        48.8%
                              ------         ------        ------        ----
Total other revenues          11,113         $9,888        $1,225        12.4%
                              ======         ======        ======        ====

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, 5D.

Miscellaneous and service revenue decreased 17.8%. Without the favorable effects of foreign currency, the decrease would have been 20.8%. A 13.9% decrease in miscellaneous and service revenue was due to reduced software revenue from 5D. 5D currently sells its products primarily to plasma customers who have been negatively impacted by the recent volatility in the worldwide commercial plasma collection market.

Revenue from equipment sales increased 48.8%. The favorable effects of foreign exchange accounted for a 3.9% increase. An increase of 44.9% was due primarily to a large sale during the quarter of equipment being used by a red cell customer. Due to the variable nature of equipment sales, the level of equipment sales cannot be easily forecasted.


Gross profit
                                                              $           %
                                                          Increase/   Increase/
(in thousands)            July 3, 2004   June 28, 2003   (Decrease)  (Decrease)
--------------            ------------   -------------   ----------  ----------
Gross Profit                 $47,100       $39,586         $7,514       19.0%
   % of net sales              49.8%         44.8%

Gross profit increased 19.0% versus Q1 fiscal 2004. The favorable effects of foreign exchange accounted for a 12.5% increase in gross profit. The remaining 6.5% increase was due to the change in the mix of products being sold, price improvements and increased sales volumes.

Operating Expenses
                                                               $           %
(in thousands)                                             Increase/   Increase/
                             July 3, 2004  June 28, 2003  (Decrease)  (Decrease)
                             ------------  -------------  ----------  ----------

Research and development        $4,054         $4,997        $(943)      (18.9%)
Selling, general and
  administrative                28,084         26,403        1,681         6.4%
                               -------        -------        -----         ---
     Total operating expenses  $32,138        $31,400        $ 738         2.4%
                               =======        =======        =====         ===

Research and Development

Research and Development expenses were down slightly from spending in the first quarter of the prior year due to our restructuring in the second quarter of fiscal year 2004 which lowered our head count. We anticipate an increase in R&D spending later in the fiscal year to support the R&D projects currently in our pipeline, such as the CardioPat and enhancements to the MCS multi component platform.


Selling, general and administrative

For the first quarter of fiscal 2005 selling, general and administrative expenses increased 6.4%. An increase of approximately 3.8% was due to foreign exchange. The remaining 2.6% increase was related to the increase in marketing and manufacturing expenses to support our higher level of sales.

Operating income
                                                            $             %
                                                        Increase/     Increase/
(in thousands)         July 3, 2004   June 28, 2003    (Decrease)     (Decrease)
                       ------------   -------------    ----------     ----------
Operating Income         $14,962          $8,186         $6,776         82.8%
   % of net sales          15.8%            9.3%

Operating income for the quarter increased 82.8% over the prior year. Approximately 47.2% of the increase was due to foreign exchange. The remaining 35.6% of the increase was a result of the effect of gross profit improvements, partly offset by increased selling, general and administrative expenses.

Other expense, net
                                                               $          %
                                                             Change     Change
(in thousands)
                             July 3, 2004   June 28, 2003
                             ---------------------------------------------------
Interest expense                $(661)          $(786)       $ 125      (15.9%)
Interest income                   363             283           80        28.3
Other (expense) income, net      (232)            103         (335)     (325.2)
                                -----           -----        -----      -----
  Total other expense, net      $(530)          $(400)       $(130)     (32.5%)
                                =====           =====        =====      =====

Several factors contributed to the increase in total other expense, net: (1) a decrease in interest expense as we had lower average debt outstanding as compared to fiscal 2004, (2) an increase in interest income due to higher cash balances during the year, (3) offset by an increase in other miscellaneous expenses (such as royalty expense) over the first quarter of fiscal year 2004.

Income taxes

 For the current quarter, the income tax provision, as a percentage of pretax income, was 36% before the impact of the reversal of previously established tax reserves related to a local Japanese tax matter. As a consequence of the release of reserve for $0.6 million during the current quarter, the effective tax rate was reduced to 32%. For the first quarter of fiscal 2004, the tax rate was 36%.



Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

                                                 July 3, 2004      April 3, 2004
                                                 ------------      -------------
(dollars in thousands)

Cash & cash equivalents                            $130,356          $118,117
Working capital                                    $205,439          $185,606
Current ratio                                           3.3               2.9
Net cash (debt) position (1)                       $ 74,387          $ 59,857
Days sales outstanding (DSO)                             76                76
Disposables finished goods inventory turnover           5.8               5.7

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

Cash Flow Overview:

                                                For the quarter ended
                                             July 3, 2004  June 28, 2003  Change
                                             ------------  -------------  ------
                                                       (In thousands)
Net cash provided by (used in):

Operating activities                            $9,459       $2,563      $6,896
Investing activities                               781       (2,722)      3,503
Financing activities                             2,021         (355)      2,376
Effect of exchange rate changes on cash (1)        (22)         819        (841)
                                               -------         ----     -------
Net increase in cash and cash equivalents
                                               $12,239         $305     $11,934
                                               =======         ====     =======

(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at Q1 fiscal 2005 versus Q1 fiscal 2004, the European currencies and the Japanese Yen have weakened against the U.S. dollar. In accordance with GAAP, only the effect of foreign currency on cash is included on our cash flow statement.

Q1 FISCAL 2005 AS COMPARED TO Q1 FISCAL 2004

Operating Activities:

Net cash provided by operating activities was $9.5 million for the first quarter of fiscal 2005, an increase of $6.9 million from the same period in the prior year, due primarily to:

      o a $2.8 million increase in cash provided by net income adjusted for non-cash items,

      o $1.3 million less cash used by accounts receivable during the first quarter of fiscal 2005 due primarily to the timing of the collection of customer payments, particularly in Japan.

      o $2.4 million more cash used by inventory during the first quarter of fiscal 2005 as spending and inventory balances decreased during Q1 of fiscal 2004,

      o $3.6 million more cash used by accounts payable and accrued payroll due to the change in the timing of bonus payments.

      o  a $4.5 million increase in cash due to lower tax payments,

      o and $4.0 million more cash provided by accrued expenses during Q1 fiscal 2005 as compared to Q1 fiscal 2004.

Investing Activities:

Net cash from investing activities increased $3.5 million as a result of an increase in proceeds from the sale of property, plant and equipment due to a significant sale at the end of the first quarter of fiscal 2005

During the first quarter of fiscal 2005, we had capital expenditures of $3.8 million, an increase of $0.7 million over the first quarter of fiscal 2004.

Financing Activities:

Net cash provided by financing activities increased $2.4 million primarily due to an increase in proceeds from stock option exercises during the first quarter of fiscal 2005.

Inflation

We do not believe that inflation has had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to minimize the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of new products...

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

                                    Composite Index    Favorable / (Unfavorable)
                                    Hedge Spot Rates   Change versus Prior Year
                                    ----------------   ------------------------
      FY2001                   Q1          1.04               5.4%
                               Q2          1.00               8.2%
                               Q3          0.92               12.9%
                               Q4          0.97               10.2%
                                        ----------------------------------------
      2001           Total                 0.98               9.1%

      FY2002                   Q1          0.99               5.2%
                               Q2          0.97               3.3%
                               Q3          1.01               (8.6%)
                               Q4          1.05               (7.5%)
                                        ----------------------------------------
      2002           Total                 1.00               (2.0%)

      FY2003                   Q1          1.09               (8.9%)
                               Q2          1.08               (10.3%)
                               Q3          1.10               (8.1%)
                               Q4          1.17               (11.0%)
                                        ----------------------------------------
      2003           Total                 1.11               (9.5%)

      FY2004                   Q1          1.13               (3.6%)
                               Q2          1.05               3.6%
                               Q3          1.06               3.2%
                               Q4          1.01               15.9%
                                        ----------------------------------------
      2004           Total                 1.06               4.9%

      FY2005                   Q1          0.97               15.7%
                               Q2          0.99               5.1%
                               Q3          0.92               15.5%
                               Q4          0.89               14.1%
                                        ----------------------------------------
      2005           Total                 0.94               12.7%

      FY2006                   Q1          0.92               5.2%
                               Q2          0.91*              9.7%

* NOTE: Represents hedges for July FY06

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed," and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, , foreign currency exchange rates, changes in customers' ordering patterns, the effect of industry consolidation as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At July 3, 2004, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged           (BUY) / SELL        Weighted Spot           Weighted Forward
Currency         Local Currency      Contract Rate           Contract Rate
--------         --------------      -------------           -------------
Euro             6,000,000           $1.133                  $1.123
Euro             8,000,000           $1.176                  $1.165
Euro             8,250,000           $1.254                  $1.244
Euro             7,600,000           $1.196                  $1.192
Japanese Yen     1,250,000,000       120.4       per US$     118.7       per US$
Japanese Yen     1,925,000,000       109.2       per US$     107.8       per US$
Japanese Yen     1,725,000,000       106.9       per US$     105.6       per US$
Japanese Yen     1,650,000,000       110.4       per US$     108.3       per US$


Hedged
Currency                   Fair Value           Maturity
--------                   ----------           --------
Euro                       ($553,282)           Jul-Aug 2004
Euro                       ($388,284)           Sep-Nov 2004
Euro                       $235,957             Dec 2004-Feb 2005
Euro                       ($160,527)           Mar-May2005
Japanese Yen               ($916,924)           Jul-Aug 2004
Japanese Yen               $144,409             Sep-Nov 2004
Japanese Yen               $371,159             Dec 2004-Feb 2005
Japanese Yen               ($105,589)           Mar-May 2005
                           -----------
                Total:     ($1,373,081)
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

Interest Rate Risk

All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At July 3, 2004, the fair value of our long-term debt was approximately $2.4 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $17.1 million, 7.05% fixed rate senior notes and our $8.2 million, 8.41% real estate mortgage.

At June 28, 2003, the fair value of our long-term debt was approximately $3.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $22.9 million, 7.05% fixed rate senior notes and our $8.6 million, 8.41% real estate mortgage.

Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at July 3, 2004 the fair value of our long-term debt would change by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of July 3, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

     There was no change in our internal control over financial reporting during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

         We furnished a report on Form 8-K on July 29, 2004 furnishing a press release we issued on July 29, 2004 announcing fiscal 2005 first quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HAEMONETICS CORPORATION



Date: August 9, 2004                  By:  s/Brad Nutter
                                      -----------------------------------------
                                      Brad Nutter, President and
                                      Chief Executive Officer



Date: August 9, 2004                  By:  s/ Ronald J. Ryan
                                      ------------------------------------------
                                      Ronald J. Ryan, Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)