Form 10-Q
period 2004-10-02
HAEMONETICS CORP
filed 2004-11-10
CIK 313143

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the quarter ended: October 2, 2004           Commission File Number: 1-10730

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

                           Yes |X|             No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                           Yes |X|             No |_|

               The number of shares of $.01 par value common stock
                       outstanding as of October 2, 2004:
                                   25,409,008

                             HAEMONETICS CORPORATION
                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Unaudited Consolidated Statements of Income - Three and
              Six Months Ended October 2, 2004 and September 27, 2003         2

     Unaudited Consolidated Balance Sheets - October 2, 2004 and
              April 3, 2004                                                   3

     Unaudited Consolidated Statement of Stockholders' Equity -
              Six Months Ended October 2, 2004                                4

     Unaudited Consolidated Statements of Cash Flows -Six Months Ended
              October 2, 2004 and September 27, 2003                          5

     Notes to Unaudited Consolidated Financial Statements                     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition         18
         and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          34

ITEM 4.  Controls and Procedures                                             35

PART II. OTHER INFORMATION

ITEM 6.  Exhibits                                                            36

     Signatures

ITEM 1. Financial Statements

                   HAEMONETICS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited - in thousands, except share data)

                                                                     Three Months Ended                    Six Months Ended
                                                               -------------------------------      -------------------------------
                                                               October 2,        September 27,      October 2,        September 27,
                                                                  2004               2003              2004               2003
                                                               ----------        -------------      ----------        -------------
Net revenues ...........................................       $  90,923          $  87,488          $ 185,525          $ 175,771
Cost of goods sold .....................................          45,374             45,880             92,876             94,328
                                                               ---------          ---------          ---------          ---------
Gross profit ...........................................          45,549             41,608             92,649             81,443

Operating expenses:
  Research and development .............................           4,253              4,622              8,307              9,619
  Selling, general and administrative ..................          27,385             27,852             55,469             54,255
                                                               ---------          ---------          ---------          ---------
    Total operating expenses ...........................          31,638             32,474             63,776             63,874
                                                               ---------          ---------          ---------          ---------

Operating income .......................................          13,911              9,134             28,873             17,569

Interest expense .......................................            (636)              (767)            (1,297)            (1,553)
Interest income ........................................             502                186                865                469
Other (expense) income, net ............................             (69)                33               (301)              (113)
                                                               ---------          ---------          ---------          ---------

Income before provision for income taxes ...............          13,708              8,586             28,140             16,372

Provision for income taxes .............................           4,834              3,091              9,446              5,894
                                                               ---------          ---------          ---------          ---------

Net income .............................................       $   8,874          $   5,495          $  18,694          $  10,478
                                                               =========          =========          =========          =========

Basic earnings per common share ........................       $    0.35          $    0.23          $    0.74          $    0.43

Diluted earnings per common share ......................       $    0.34          $    0.23          $    0.73          $    0.43

Weighted average shares outstanding
          Basic ........................................          25,258             24,120             25,207             24,092
          Diluted ......................................          25,784             24,327             25,681             24,276

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                             October 2, 2004        April 3, 2004
                                                                                             ---------------        -------------
                                                                                               (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                  $ 143,829             $ 118,117
     Accounts receivable, less allowance of $1,731 as of October 2, 2004
     and $2,261 as of April 3, 2004                                                                83,347                82,640
     Inventories                                                                                   50,712                52,235
     Deferred tax asset, net                                                                       16,841                21,856
     Prepaid expenses and other current assets                                                      9,526                 6,601
                                                                                                ---------             ---------
         Total current assets                                                                     304,255               281,449
Property, plant and equipment:
         Total property, plant and equipment                                                      272,623               269,121
        Less: accumulated depreciation                                                            200,399               191,091
                                                                                                ---------             ---------
         Net property, plant and equipment                                                         72,224                78,030
Other assets:
     Other intangibles, less amortization of $6,530 as of October 2, 2004
     and $5,569 as of April 3, 2004                                                                27,918                24,784
     Goodwill, net                                                                                 17,804                17,242
     Other long-term assets                                                                         5,334                 5,889
                                                                                                ---------             ---------
         Total other assets                                                                        51,056                47,915
                                                                                                ---------             ---------
         Total assets                                                                           $ 427,535             $ 407,394
                                                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of long-term debt                                     $  28,298             $  32,818
     Accounts payable                                                                              15,105                14,249
     Accrued payroll and related costs                                                             13,280                14,547
     Accrued income taxes                                                                           7,799                 7,967
     Other accrued liabilities                                                                     22,147                26,262
                                                                                                ---------             ---------
         Total current liabilities                                                                 86,629                95,843

Deferred tax liability, net                                                                         1,376                 1,682

Long-term debt, net of current maturities                                                          25,199                25,442
Other long-term liabilities                                                                         4,665                 4,678

Stockholders' equity:
   Common stock, $0.01 par value; Authorized - 80,000,000 shares;
   Issued -  32,957,146 shares at October 2, 2004 and 32,647,910 shares at April 3, 2004              330                   326
   Additional paid-in capital                                                                     134,915               127,744
   Retained earnings                                                                              340,985               322,291
   Accumulated other comprehensive loss                                                            (2,924)               (6,535)
                                                                                                ---------             ---------
   Stockholders' equity before treasury stock                                                     473,306               443,826
      Less: Treasury stock at cost -  7,548,138 shares at October 2, 2004
          and 7,568,289 shares at April 3, 2004                                                   163,640               164,077
                                                                                                ---------             ---------
      Total stockholders' equity                                                                  309,666               279,749
                                                                                                ---------             ---------
      Total liabilities and stockholders' equity                                                $ 427,535             $ 407,394
                                                                                                =========             =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)

                                                                                                                      Accumulated
                                                 Common Stock         Additional                                         Other
                                               -----------------       Paid-in         Treasury         Retained     Comprehensive
                                               Shares         $        Capital           Stock          Earnings          Loss
                                               -----------------------------------------------------------------------------------
Balance, April 3, 2004                         32,648       $326       $127,744        ($164,077)       $322,291        ($6,535)
                                               =================================================================================
  Employee stock purchase plan                     --         --            (42)             437              --             --
   Exercise of stock options
        and related tax benefit                   309          4          7,213               --              --             --
   Net income                                      --         --             --               --          18,694             --
   Foreign currency translation adjustment         --         --             --               --              --         (1,103)
   Unrealized gain on derivatives                  --         --             --               --              --          4,714

   Comprehensive income                            --         --             --               --              --             --
                                               ---------------------------------------------------------------------------------

Balance, October 2, 2004                       32,957       $330       $134,915        ($163,640)       $340,985        ($2,924)
                                               =================================================================================

                                                      Total
                                                   Stockholders'    Comprehensive
                                                      Equity            Income
                                                   -------------    -------------
Balance, April 3, 2004                              $279,749

  Employee stock purchase plan                           395
   Exercise of stock options
        and related tax benefit                        7,217
   Net income                                         18,694           $18,694
   Foreign currency translation adjustment            (1,103)           (1,103)
   Unrealized gain on derivatives                      4,714             4,714
                                                                       -------
   Comprehensive income                                   --           $22,305
                                                    --------           =======

Balance, October 2, 2004                            $309,666
                                                    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                                      Six Months Ended
                                                                                                      ----------------
                                                                                                 October 2,       September 27,
                                                                                                   2004                2003
                                                                                                 ----------       -------------
Cash Flows from Operating Activities:
     Net income                                                                                  $  18,694          $  10,478
     Adjustments to reconcile net income to net cash provided by operating activities:
     Non cash items:
        Depreciation and amortization                                                               14,328             15,603
        Deferred tax expense (benefit)                                                               1,920                (86)
        Gain on sales of plant, property and equipment                                              (2,905)              (979)
        Tax benefit related to exercise of stock options                                               421                290
        Unrealized loss (gain) from hedging activities                                                 521                (48)

     Change in operating assets and liabilities:
        Increase in accounts receivable, net                                                        (1,993)            (2,165)
        (Increase) decrease in inventories                                                          (2,768)             3,624
        Increase in prepaid income taxes                                                            (1,315)            (1,186)
        (Increase) decrease in other assets and other long-term liabilities                         (1,033)               765
        Increase (decrease) in accounts payable and accrued expenses                                 1,514             (3,982)
                                                                                                 ---------          ---------
                 Net cash provided by operating activities                                          27,384             22,314

Cash Flows from Investing Activities:
     Capital expenditures on property, plant and equipment                                          (7,177)            (6,809)
     Proceeds from sale of property, plant and equipment                                             5,505              2,554
     Acquisition of patents                                                                         (4,019)                --
     Acquisition of software development company and milestone payments                                 --             (1,020)
                                                                                                 ---------          ---------
               Net cash used in investing activities                                                (5,691)            (5,275)

Cash Flows from Financing Activities:
     Payments on long-term real estate mortgage                                                       (224)              (205)
     Net decrease in short-term revolving
        credit agreements                                                                           (2,975)            (3,105)
     Employee stock purchase plan                                                                      395                454
     Exercise of stock options                                                                       6,796              2,374
                                                                                                 ---------          ---------
              Net cash provided by (used in) financing activities                                    3,992               (482)

Effect of Exchange Rates on Cash and Cash Equivalents                                                   27                329
                                                                                                 ---------          ---------
Net Increase in Cash and Cash Equivalents                                                           25,712             16,886

Cash and Cash Equivalents at Beginning of Year                                                     118,117             49,885
                                                                                                 ---------          ---------
Cash and Cash Equivalents at End of Period                                                       $ 143,829          $  66,771
                                                                                                 =========          =========

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements
  of Haemonetics equipment                                                                       $   3,482          $   4,266
                                                                                                 =========          =========

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                                               $   1,179          $   1,414
                                                                                                 =========          =========
     Income taxes paid                                                                           $   8,848          $  12,330
                                                                                                 =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the six-month period ended October 2, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2005. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 3, 2004.

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

                                           For the three months ended
                                    October 2, 2004       September 27, 2003
                                    ----------------------------------------
                                    (in thousands, except per share amounts)
                                    ----------------------------------------
Basic EPS
Net income                                  $ 8,874               $ 5,495

Weighted average shares                      25,258                24,120
                                       ----------------------------------

Basic earnings per share                    $  0.35               $  0.23
                                       ----------------------------------

Diluted EPS
Net income                                  $ 8,874               $ 5,495

Basic weighted average shares                25,258                24,120
Effect of stock options                         526                   207
                                       ----------------------------------

Diluted weighted average shares              25,784                24,327
                                       ----------------------------------

Diluted earnings per share                  $  0.34               $  0.23
                                       ----------------------------------

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

                                   ------------------------------------------
                                              For the six months ended
                                       October 2, 2004     September 27, 2003
                                   ------------------------------------------
                                    (in thousands, except per share amounts)
                                   ------------------------------------------
Basic EPS
Net income                                  $18,694              $10,478

Weighted average shares                      25,207               24,092
                                       ---------------------------------

Basic earnings per share                    $  0.74              $  0.43
                                       ---------------------------------

Diluted EPS
Net income                                  $18,694              $10,478

Basic weighted average shares                25,207               24,092
Effect of stock options                         474                  184
                                       ---------------------------------

Diluted weighted average shares              25,681               24,276
                                       ---------------------------------

Diluted earnings per share                  $  0.73              $  0.43
                                       ---------------------------------

3. STOCK-BASED COMPENSATION

We adopted the disclosure only provisions for employee stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and continue to account for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB No. 25").

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

Had compensation costs under our stock-based compensation plans been determined based on the fair value model of Statement of Financial Accounting Standards
(SFAS) 123 "Accounting for Stock-Based Compensation," as amended by SFAS 148, the effect on our earnings per share would have been as follows:

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

                                            For the three months ended
                                        October 2, 2004    September 27, 2003
                                    ------------------------------------------
                                     (in thousands, except per share amounts)

Net income (as reported):                     $ 8,874          $ 5,495

Deduct: Total stock-based
compensation expense
determined under the fair
value method for all
awards, net of tax                             (1,225)          (1,200)
                                              ------------------------

Pro Forma Net Income:                         $ 7,649          $ 4,295
                                              ========================

Earnings per share:

Basic
     As reported                              $  0.35          $  0.23
     Pro forma                                $  0.30          $  0.18

Diluted
     As Reported                              $  0.34          $  0.23
     Pro forma                                $  0.30          $  0.18

                                                For the six months ended
                                        October 2, 2004       September 27, 2003
                                        ----------------------------------------
                                        (in thousands, except per share amounts)

Net income (as reported):                     $ 18,694          $ 10,478

Deduct: Total stock-based
compensation expense determined
under the fair value method
for all awards, net of tax                      (2,643)           (2,680)
                                              --------------------------

Pro Forma Net Income:                         $ 16,051          $  7,798
                                              ==========================

Earnings per share:

Basic
     As reported                              $   0.74          $   0.43
     Pro forma                                $   0.64          $   0.32

Diluted
     As Reported                              $   0.73          $   0.43
     Pro forma                                $   0.63          $   0.32

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

4. ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.2 million for both the three month periods ended October 2, 2004 and September 27, 2003, respectively, and $2.5 million for both the six month periods ended October 2, 2004 and September 27, 2003 which is included in selling, general and administrative expenses.

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

                                                For the three months ended
                                          October 2, 2004    September 27, 2003
                                          -------------------------------------
                                                     (in thousands)
Warranty accrual as of the
beginning of the period                       $    751          $    722

Warranty Provision                                 412               373

Warranty Spending                                 (412)             (443)
                                              --------------------------

Warranty accrual as of the
end of the period                             $    751          $    652
                                              ==========================

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

                                                  For the six months ended
                                          October 2, 2004    September 27, 2003
                                          -------------------------------------
                                                      (in thousands)
Warranty accrual as of the
beginning of the period                       $    677          $  1,056

Warranty Provision                               1,029               802

Warranty Spending                                 (955)           (1,206)
                                              --------------------------

Warranty accrual as of the
end of the period                             $    751          $    652
                                              ==========================

7. COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

                                               For the three months ended

                                          October 2, 2004   September 27, 2003
                                          -------------------------------------
                                                    (in thousands)
                                          -------------------------------------

Net income                                    $  8,874          $  5,495
                                              --------------------------

Other comprehensive income:
Foreign currency translation                       159               721
Unrealized gain (loss) on cash
flow hedges, net of tax                            364            (2,172)

Reclassifications into earnings of
cash flow hedge losses, net of tax               1,269               940
                                              --------------------------
Total comprehensive income                    $ 10,666          $  4,984
                                              --------------------------

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

                                                For the six months ended

                                          October 2, 2004    September 27, 2003
                                          -------------------------------------
                                          -------------------------------------
                                                     (in thousands)
                                          -------------------------------------

Net income                                    $ 18,694          $ 10,478
                                              --------------------------

Other comprehensive income:
Foreign currency translation                    (1,103)            4,528
    Unrealized gain (loss) on cash
    flow hedges, net of tax                      2,364            (4,336)

Reclassifications into earnings of
cash flow hedge losses, net of tax               2,350             2,822
                                              --------------------------
Total comprehensive income                    $ 22,305          $ 13,492
                                              --------------------------

8. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

Inventories consist of the following:

                                          October 2, 2004     April 3, 2004
                                          ---------------------------------
                                                   (in thousands)
       Raw materials                          $ 15,041          $ 11,630
       Work-in-process                           6,691             5,340
       Finished goods                           28,980            35,265
                                              --------------------------
                                              $ 50,712          $ 52,235
                                              ==========================

9. ACQUIRED INTANGIBLE ASSETS

Patents

During the current quarter, we purchased $4.0 million in patents for several products aimed at blood conservation and surgical blood salvage. The useful life assigned to the patents acquired was 10 years.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

As of October 2, 2004

                                                                       Weighted
                                                                       Average
                                      Gross Carrying  Accumulated    Useful Life
                                      Amount          Amortization    (in years)
                                      ------------------------------------------
                                                    (in thousands)
     Amortized Intangibles

     Patents                          $10,389            $ 1,882           13

     Other technology                  11,757              2,078           15

Customer contracts and related
relationships                          11,809              2,570           15
                                      -------            -------

Subtotal                               33,955              6,530           14

Indefinite Life Intangibles

Trade name                                493                 --
                                      -------            -------

Total Intangibles                     $34,448            $ 6,530      Indefinite
                                      =======            =======

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

As of April 3, 2004

                                                                     Weighted
                                                                     Average
                                     Gross Carrying  Accumulated     Useful Life
                                     Amount          Amortization    (in years)
                                     -------------------------------------------

                                                    (in thousands)
Amortized Intangibles

Patents                               $ 6,371         $ 1,594           14

Other technology                       11,754           1,810           15

Customer contracts and related
relationships                          11,738           2,165           15
                                      -------         -------
                                       29,863           5,569           15
Subtotal

Indefinite Life Intangibles

Trade name                                490              --         Indefinite
                                      -------         -------

Total Intangibles                     $30,353         $ 5,569
                                      =======         =======

The only other changes to the net carrying value of our intangible assets from April 3, 2004 to October 2, 2004 was amortization expense and the effect of rate changes in the translation of the intangibles contained in the financial statement of our Canadian subsidiary.

Aggregate amortization expense for amortized other intangible assets was $0.5 million for both the three months ended October 2, 2004 and September 27, 2003. Additionally, expected future amortization expenses on intangible assets approximates $2.0 million for fiscal 2005, $2.9 million for fiscal years 2006 and 2007 and $2.8 million for fiscal years 2008 through 2010.

10. GOODWILL

The change in the carrying amount of our goodwill during the six months ended October 2, 2004 is as follows (in thousands):

      Carrying amount as of April 3, 2004                        $ 17,242

      Fifth Dimension earn-out payment                              1,020 (a)
      Effect of change in rates used for translation                 (458)
                                                                 --------

      Carrying amount as of October 2, 2004                      $ 17,804
                                                                 ========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

(a) The acquisition of Fifth Dimension, which occurred on January 1, 2002, involved the potential for earn-out payments of up to $4.1 million based on Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The payment accrued this quarter was the second milestone payment. The first milestone payment, also in the amount of $1.0 million, was earned as of the end of the fiscal year 2003 and paid during the first quarter of fiscal 2004.

11. INCOME TAXES

For the six months ended October 2, 2004, the income tax provision, as a percentage of pretax income, was 36% before the $0.6 million first quarter reversal of previously established tax reserves related to a local Japanese tax matter and a second quarter $0.1 million release of reserve in the U.S. As a consequence of these reserve adjustments, the effective tax rate was reduced to 33.6%. For the six months ended September 27, 2003, the tax rate was 36%.

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

                                                  For the three months ended
                                             October 2, 2004  September 27, 2003
                                             -----------------------------------
(in thousands):
Service Cost                                     $   141           $   118
Interest cost on benefit obligation                   38                31
Expected return on plan assets                       (14)              (47)
Recognized net actuarial (gain) loss                  --                42
Settlements                                            6                 5
Amortization of unrecognized prior
service cost, unrecognized gain
and unrecognized
initial obligation                                     8                10
                                                 -------           -------
Net periodic benefit cost                        $   179           $   159
                                                 =======           =======

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

                                                  For the six months ended
                                             October 2, 2004  September 27, 2003
                                             -----------------------------------
(in thousands):
Service Cost                                    $   302          $   239
Interest cost on benefit obligation                  87               62
Expected return on plan assets                      (29)             (94)
Recognized net actuarial (gain) loss                 --               84
Settlements                                          14               11
Amortization of unrecognized prior
service cost, unrecognized gain
and unrecognized
initial obligation                                   16               18
                                                ------------------------
Net periodic benefit cost                       $   390          $   320
                                                ========================

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

Donor

The blood bank products include machines, single use disposables and intravenous solutions that perform "apheresis," (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma), as well as the washing of red blood cells for certain procedures. The main devices used for this blood component processing are the MCS(R)+ 9000 system and the ACP(R) 215 automated cell processing system. In addition, the blood bank product line includes intravenous solutions used in non-apheresis applications.

Red cell products include machines, single use disposables and intravenous solutions that perform apheresis for the collection of red blood cells. The device used for the collection of red blood cells is the MCS(R)+ 8150 systems.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

Plasma collection products are machines, single use disposables and intravenous solutions that perform apheresis for the collection of plasma. The devices used in automated plasma collection are the PCS(R)2 plasma collection system and the Superlite(TM).

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

Revenues from External Customers:

(in thousands)                                       Three months ended
                                           October 2, 2004    September 27, 2003
                                           ---------------    ------------------
Donor:
      Blood Bank                               $ 34,539              $ 27,869
      Red Cell                                    6,745                 5,166
      Plasma                                     24,128                31,599
                                               --------              --------
                                                 65,412                64,634
Patient:
      Surgical                                   21,442                17,950

Other                                             4,069                 4,904
                                               --------              --------

Total revenues from external customers         $ 90,923              $ 87,488
                                               ========              ========

(in thousands)                                       Six months ended
                                           October 2, 2004    September 27, 2003
                                           ---------------    ------------------
Donor:
      Blood Bank                               $ 66,543              $ 55,460
      Red Cell                                   16,707                 9,845
      Plasma                                     50,070                61,840
                                               --------              --------
                                                133,320               127,145
Patient:
      Surgical                                   43,696                38,320

Other                                             8,509                10,306
                                               --------              --------

Total revenues from external customers         $185,525              $175,771
                                               ========              ========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-continued

15. REORGANIZATION

On August 12, 2003, during the second quarter of fiscal 2004, we announced a reorganization of our business in order to meet the needs of our two categories of customers: "Donor" and "Patient". As a result of the reorganization, we reduced our worldwide workforce of 1,500 employees by approximately 4%. No facilities were closed. The reductions resulted in a charge during the second quarter of fiscal 2004, included in selling, general and administrative expenses, for severance and related costs of $2.6 million. All payments were made during fiscal 2004.

16. SUBSEQUENT EVENT

On October 29, 2004 we invested $5 million, an 18.7% investment, in the preferred stock of a private company engaged in the development and marketing of technology for processing blood components. We also entered into an exclusive license agreement with the same company for the potential use of their technology in processing blood components. Future milestone payments could be made contingent upon the demonstration of a successful proof of concept and if certain development deliverables are completed. The potential milestone payments total $12.4 million. If these milestones are met, we would be obligated to make minimum royalty payments for commercial sales of products that incorporate this technology.

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

As a general practice we place our equipment at customers' sites, with contractual requirements that customers purchase a certain number of disposables in a predetermined time frame and, in some cases, pay a fee for the use of our equipment. This disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 92.7% and 90.8% of our total revenues for the second quarters of fiscal 2005 and fiscal 2004, respectively.

Financial Summary

                                          For the quarter ended
                                                                        %
                                                                    Increase/
                                        October 2,  September 27,   (Decrease)
(in thousands, except per share data)     2004         2003        Q205 vs. Q204
                                       -----------------------------------------

Net revenues                           $   90,923   $   87,488         3.9%
Gross Profit                               45,549       41,608         9.5
   % of net revenues                         50.1%        47.6%

Operating income                           13,911        9,134        52.3
   % of net revenues                         15.3%        10.4%

Provision for income tax                    4,834        3,091        56.4
                                       ----------   ----------
   % of net revenues                          5.3%         3.5%
                                       ----------   ----------

Net income                                  8,874        5,495        61.5
   % of net revenues                          9.8%         6.3%

Earnings per share-diluted             $     0.34   $     0.23        47.8%

Net revenues for the second quarter of fiscal 2005 increased 3.9% over the same period in fiscal 2004. The favorable effects of foreign exchange contributed 3.2% to the increase. The remaining 0.7% increase resulted from increases in disposable revenue across our blood bank, surgical, and red cell product lines partially offset by volume decreases in our plasma product revenue, equipment revenue and miscellaneous and service revenue.

Gross profit increased 9.5% versus Q2 fiscal 2004. The favorable effects of foreign exchange accounted for a 5.6% increase in gross profit. The remaining 3.9% increase was due to the change in the mix of products being sold, price improvements and increased sales volumes. Operating income increased 52.3% over Q2 fiscal 2004. The favorable effects of foreign exchange accounted for a 15.3% increase in operating income. The remaining 37.0% was due to gross profit improvements and a decrease in operating expenses as a percentage of total revenues. Net income increased 61.5% as compared to Q2 last year. This increase was due to our higher operating income.

RESULTS OF OPERATIONS

Q2 FISCAL 2005 AS COMPARED TO Q2 FISCAL 2004

Net Revenues
By geography
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------
United States              $30,399       $32,317         $(1,918)       (5.9%)

International               60,524        55,171           5,353         9.7
                          ------------------------------------------------------
Net revenues               $90,923       $87,488         $ 3,435         3.9%
                          ======================================================

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Approximately 67% and 63% of our revenues during the second quarters of fiscal year 2005 and 2004, respectively, were generated outside the U.S. Revenues in Japan accounted for approximately 28% and 27% of total revenues for Q2 fiscal 2005 and 2004, respectively. Revenues in Europe accounted for approximately 28% of our total revenues for both Q2 of fiscal 2005 and fiscal 2004. International sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. The favorable effects of foreign exchange resulted in a 3.2% increase in sales.

Please see section entitled "Foreign Exchange" in this management's discussion for a more complete discussion of how foreign currency affects our business, as well as our strategy to manage this exposure.

By product type
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------
Disposables                $84,274       $79,472         $ 4,802         6.0%
Misc. & service              4,069         4,904            (835)      (17.0%)
Equipment                    2,580         3,112            (532)      (17.1%)
                          ------------------------------------------------------
      Net revenues         $90,923       $87,488         $ 3,435         3.9%
                          ======================================================

Disposables revenue by product line
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------
Donor:
Plasma                     $24,238       $30,720         $(6,482)      (21.1%)
Blood Bank                  33,338        26,731           6,607        24.7
Red Cell                     6,653         5,082           1,571        30.9
                          ------------------------------------------------------
   Subtotal                $64,229       $62,533         $ 1,696         2.7%

Patient:
Surgical                    20,045        16,939           3,106        18.3%
                          ------------------------------------------------------

Total disposables revenue  $84,274       $79,472         $ 4,802         6.0%
                          ======================================================

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposable revenue for donor products increased 2.7% compared to the second quarter of fiscal year 2004. Without the favorable impact of foreign exchange, disposable revenue for donor products was flat from the same period in the prior year. Red cell and blood bank product revenue increases were almost entirely offset by a decline in plasma product revenue, as more specifically detailed below.

Plasma

Disposable revenue in the plasma product line decreased 21.1%. Without the 2.8% favorable effect of foreign exchange, the decrease in plasma disposable revenues was 23.9%. The worldwide commercial plasma collection market is experiencing lower plasma collections both as a result of significant consolidation among plasma collectors and fractionators and as a result of an oversupply of source plasma. Of the 23.9% decline, 15.8% is attributable to volume decreases in the U.S. To-date, the most significant factor affecting the U.S. plasma business has been the loss of our U.S. customer, Alpha Therapeutic Corporation ("Alpha") (whose plasma collection operations were purchased and closed by our only plasma competitor in October 2003, the third quarter of fiscal 2004). The remaining 8.1% decrease in plasma revenues is a result of plasma collection declines in Asia, Europe and Japan.

Blood Bank

Blood Bank disposable revenues increased 24.7%. The favorable effects of foreign exchange resulted in a 3.8% increase in blood bank disposable revenues as the majority of our blood bank business is comprised of platelet disposable sales and a majority of these sales occur in Europe and Japan. The remaining 20.9% increase in blood bank disposable revenue was spread almost equally between Japan, the U.S. and Asia. In Japan, the increase in Blood Bank disposable revenue was due to several factors including: (i) platelet market share gains in Japan achieved in the fourth quarter of fiscal year 2004, which we have sustained during the first half of fiscal year 2005 and, (ii) a product mix shift from non-filtered sets to higher-priced filtered platelet sets as compared to the second quarter of fiscal 2004. In the U.S. the increase in Blood Bank disposable revenue was due to increases in intravenous solution sales. In Asia, the increase in Blood Bank disposable revenue was as a result of comparison to low platelet collections in the second quarter of fiscal 2004 when there were fewer Asian blood collections because of the impact to the region of the SARS virus.

Red Cell

Red Cell disposable revenue increased 30.9%. The favorable effects of foreign exchange resulted in a 1.9% increase in red cell disposable revenues. The remaining 29.0% increase is due to the continuing adoption of our automated collection technology in the United States where we continue to see blood shortages. In fiscal 2005, blood collectors continue to increase the use of our technology to increase the supply of red cells from eligible donors, to reduce collection costs, and to improve operating quality and efficiency. Increased U.S. sales of our higher priced filtered sets, which include a filter to remove white blood cells from the collected blood, also contributed to the revenue increase.

PATIENT PRODUCTS

Surgical

The surgical product line has two major brand platforms: the Cell Saver brand and the OrthoPAT brand. Disposable revenue for the surgical product line, in total, increased 18.3%. The favorable effects of foreign exchange accounted for a 3.5% increase with the remaining 14.8% increase largely attributable to increases in OrthoPAT disposable revenues.

Cell Saver disposables revenue increased 9.0% for the quarter. The favorable effects of foreign exchange resulted in a 3.7% increase in cell saver disposable revenues. The remaining 5.3% increase for the quarter is due to an increase in volume in our European and U.S. markets. In Europe, the Cell Saver system is used in both high and low blood loss surgeries, including the orthopedic market.

OrthoPAT disposable revenues increased 70.6%. Orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to using blood from patient pre-donation or from donated blood in hip and knee replacements and other orthopedic surgeries. The favorable effects of foreign exchange accounted for 3.0% of the increase in OrthoPAT disposable revenues.

Other Revenues
(in thousands)

                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------
Miscellaneous & Service    $ 4,069       $ 4,904         $  (835)      (17.0%)
Equipment                    2,580         3,112            (532)      (17.1%)
                          ------------------------------------------------------

Total other revenues       $ 6,649       $ 8,016         $(1,367)      (17.1%)
                          ======================================================

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, Fifth Dimension.

Miscellaneous and service revenue decreased 17.0%. Without the favorable effects of foreign currency, the decrease would have been 20.2%. A 14.2% decrease in miscellaneous and service revenue was due to reduced software revenue from Fifth Dimension. Fifth Dimension currently sells its products primarily to plasma customers who have been negatively impacted by the recent volatility and consolidation in the worldwide commercial plasma collection market.

Revenue from equipment sales decreased 17.1%. Without the favorable effects of foreign currency, the decrease would have been 21.2%. Equipment sales are variable and as such fluctuate from period to period.

Gross profit
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------

Gross Profit              $ 45,549      $ 41,608          $3,941         9.5%
   % of net sales             50.1%         47.6%

Gross profit increased 9.5% versus Q2 fiscal 2004. The favorable effects of foreign exchange accounted for a 5.6% increase in gross profit. The remaining 3.9% increase was due to the change in the mix of products being sold, price improvements and increased sales volumes

Operating Expenses
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------

Research and development   $ 4,253       $ 4,622         $  (369)       (8.0%)
Selling, general and
administrative             $27,385       $27,852         $  (467)       (1.7)%
                          ------------------------------------------------------
Total operating expenses   $31,638       $32,474         $  (836)       (2.6%)
                          ------------------------------------------------------

Research and Development

Research and Development expenses were down slightly from spending in the second quarter of the prior year due to our restructuring in the second quarter of fiscal year 2004 which lowered our head count. We anticipate an increase in R&D spending in the third and fourth quarter of this fiscal year to support the R&D projects currently in our pipeline, including the CardioPAT(TM) system, a surgical product, as well as enhancements to the MCS multi component platelet collection platform.

Selling, general and administrative

For the second quarter of fiscal 2005 selling, general and administrative expenses decreased 1.7%. Without the 2.9% unfavorable effect of foreign exchange, the decrease in selling, general and administrative expenses was 4.6%. The 4.6% or $1.3 million decrease was a result of $2.6 million in severance costs charged to selling, general and administrative expenses during the second quarter of fiscal 2004 as part of our reorganization (see note 15) partially offset by current quarter increases in personnel-related expenses in marketing to support our higher level of sales.

Operating income
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------
Operating Income          $ 13,911       $ 9,134          $4,777        52.3%
   % of net sales             15.3%         10.4%

Operating income for the quarter increased 52.3% over the prior year. An increase of 15.3% was due to foreign exchange. The remaining 37.0% increase was a result of the effect of gross profit improvements and lower operating expenses.

Other expense, net
(in thousands)
                                October 2,   September 27,    $            %
                                  2004           2003      Change       Change
                             ---------------------------------------------------
Interest expense                  $(636)        $(767)       131         17.1%
Interest income                     502           186        316        169.9%
Other (expense) income, net         (69)           33       (102)      (309.1%)
                             ---------------------------------------------------
Total other expense, net          $(203)        $(548)     $ 345        (63.0%)
                             ===================================================

Several factors contributed to the decrease in total other expense, net: (1) a decrease in interest expense as we had lower average debt outstanding as compared to fiscal 2004, (2) an increase in interest income due to higher cash balances during the year, (3) offset by an increase in other expense, net as a result of increases in other miscellaneous expenses (such as royalty expense) partially offset by increases in other miscellaneous incomes (such as hedge points) over the second quarter of fiscal year 2004.

Income taxes

The income tax provision, as a percentage of pretax income, was 35.3% incorporating a 36.0% natural tax rate reduced by a $0.1 million reserve release in the U.S. The income tax provision, as a percentage of pretax income, was 36% for the second quarter of fiscal 2004. We expect our natural tax rate to approximate 36.0% for the remainder of fiscal 2005, although future reserve adjustments may increase or decrease the reported effective tax rate.

Financial Summary

                                        For the six months ended

                                                                         %
                                                                     Increase/
                                        October 2,   September 27,   (Decrease)
(in thousands, except per share data)     2004           2003        05 vs. 04
                                       ----------------------------------------

Net revenues                           $ 185,525       $175,771        5.5%
Gross Profit                              92,649         81,443       13.8
   % of net revenues                        49.9%          46.3%

Operating income                          28,873         17,569       64.3
   % of net revenues                        15.6%          10.0%

Provision for income tax                   9,446          5,894       60.3
                                       ---------       --------
   % of net revenues                         5.1%           3.4%
                                       ---------       --------

Net income                                18,694         10,478       78.4
   % of net revenues                        10.1%           6.0%

Earnings per share-diluted             $    0.73       $   0.43       69.8%

Net revenues for the first six months of fiscal 2005 increased 5.5% over the same period in fiscal 2004. The favorable effects of foreign exchange contributed 4.7% to the increase. The remaining 0.8% increase resulted from increases in disposable revenue across our blood bank, surgical, and red cell product lines, and increases in equipment revenue. These increases were almost entirely offset by volume decreases in our plasma product line and in miscellaneous and service revenue.

Gross profit increased 13.8% versus the first six months of fiscal 2004. The favorable effects of foreign exchange accounted for an 8.7% increase in gross profit. The remaining 5.1% increase was due to the change in the mix of products being sold, price improvements and increased sales volumes. Operating income increased 64.3% over the first six months of fiscal 2004 due to gross profit improvements and a decrease in operating expenses. Net income increased 78.4% as compared to the first six months of last year. This increase was due to two factors: (i) higher operating margin, and (ii) a reduction in our year to date tax rate to 33.6% due to the release of income tax reserves of $0.6 million in Japan during the first quarter of fiscal 2005 and $0.1 million in the U.S. during the second quarter of fiscal 2005.

RESULTS OF OPERATIONS

FISCAL 2005 AS COMPARED TO FISCAL 2004

Net Revenues
By geography
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------
United States             $ 63,310      $ 63,869       $   (559)        (0.9)%

International              122,215       111,902         10,313          9.2
                          ------------------------------------------------------

Net revenues              $185,525      $175,771       $  9,754          5.5%
                          ======================================================

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Approximately 65.9% and 63.7% of our revenues during the first six months of fiscal year 2005 and 2004, respectively, were generated outside the U.S. Revenues in Japan accounted for approximately 28.1% and 26.5% of total revenues for the first six months of fiscal 2005 and 2004, respectively. Revenues in Europe accounted for approximately 29.2% and 28.5% of our total revenues for the first six months of fiscal 2005 and fiscal 2004, respectively. International sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. The favorable effects of foreign exchange resulted in a 4.7% increase in sales.

Please see section entitled "Foreign Exchange" in this management's discussion for a more complete discussion of how foreign currency affects our business, as well as our strategy to manage this exposure.

By product type
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------
Disposables               $167,763      $157,867        $  9,896         6.3%
Misc. & service              8,509        10,306          (1,797)      (17.4)
Equipment                    9,253         7,598           1,655        21.8
                          ------------------------------------------------------
      Net revenues        $185,525      $175,771        $  9,754         5.5%
                          ======================================================

Disposables revenue by product line
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------
Donor:
Plasma                     $ 49,724      $ 60,309      $(10,585)       (17.6%)
Blood Bank                   64,107        52,680        11,427         21.7
Red Cell                     13,114         9,646         3,468         36.0
                          ------------------------------------------------------
   Subtotal                $126,945      $122,635      $  4,310          3.5%

Patient:
Surgical                     40,818        35,232         5,586         15.9%
                          ------------------------------------------------------

Total disposables revenue  $167,763      $157,867      $  9,896          6.3%
                          ======================================================

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposable revenue for all donor products increased 3.5% compared to the first six months of fiscal year 2004. The favorable effects of foreign exchange increased donor disposable revenue 4.8%. Without this favorable impact of foreign exchange, disposable revenue declined 1.3% from the same period in the prior year. Red cell and blood bank product revenues increases were more than offset by a decline in plasma product revenue, as more specifically detailed below.

Plasma

Disposable revenue in the plasma product line decreased 17.6%. Without the 4.0% favorable effect of foreign exchange, the decrease in plasma disposable revenues was 20.5%. The worldwide commercial plasma collection market is experiencing lower plasma collections both as a result of significant consolidation among plasma collectors and fractionators and as a result of an oversupply of source plasma. Of the 20.5% decline, 14.9% is attributable to volume decreases in the U.S. To date, the most significant factor affecting the U.S. plasma business has been the loss of our U.S. customer, Alpha Therapeutic Corporation ("Alpha") (whose plasma collection operations were purchased and closed by our only plasma competitor in October 2003, the third quarter of fiscal 2004). The remaining 5.6% decrease in plasma revenue is a result of plasma collection declines in Europe, Asia and Japan.

Blood bank

Blood bank disposable revenues increased 21.7%. The favorable effects of foreign exchange resulted in a 6.2% increase in blood bank disposable revenues as the majority of our blood bank business is comprised of platelet disposable sales and the majority of these sales occur in Europe and Japan. A 7.3% increase in blood bank disposable revenue was a result of the following two factors in
Japan: (i) platelet market share gains in Japan achieved in the fourth quarter of fiscal year 2004, which we sustained during fiscal year 2005 and (ii) a product mix shift from non-filtered sets to higher-priced filtered platelet sets, as compared to the second quarter of fiscal 2004. The remaining 8.2% increase in blood bank disposable revenue was equally spread between Asia and the U.S. In Asia, the increase in Blood Bank disposable revenue was as a result of comparison to low platelet collections in the second quarter of fiscal 2004 when there were fewer Asian blood collections because of the impact to the region of the SARS virus. In the U.S. the increase in Blood Bank disposable revenue was due to increases in intravenous solution sales.

Red Cell

Red Cell disposable revenue increased 36.0%. The favorable effects of foreign exchange resulted in a 2.6_% increase in red cell disposable revenues. The remaining 33.4% increase is due to the continuing adoption of our technology in the United States where we continue to see blood shortages. In fiscal 2005 blood collectors continue to increase the use of our technology to increase the supply of red cells from eligible donors, to reduce collection costs, and to improve operating quality and efficiency. Increased U.S. sales of our higher priced filtered sets, which include a filter to remove white blood cells from the collected blood, also contributed to the revenue increase.

PATIENT PRODUCTS

Surgical

The surgical product line has two major brand platforms: the Cell Saver brand and the OrthoPAT brand. Disposable revenue for the surgical product line increased 15.9%. The favorable effects of foreign exchange accounted for a 5.0% increase with the remaining 10.9% increase largely attributable to increases in OrthoPAT disposable revenues.

Cell Saver disposables revenue increased 6.5% during fiscal 2005. Without the 5.4% favorable effect of foreign exchange, Cell Saver disposable revenues increased 1.1%. The 1.1% increase is due primarily to an increase in volume in our European markets. In Europe, the Cell Saver system is used in both high and low blood loss surgeries, including the orthopedic market.

OrthoPAT disposable revenues increased 70.9%. Orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to using blood from patient pre-donation or from donated blood in hip and knee replacements and other orthopedic surgeries. The favorable effects of foreign exchange accounted for a 3.8% of the increase in OrthoPAT disposable revenues.

Other Revenues
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------

Miscellaneous & Service    $ 8,509       $10,306         $(1,797)      (17.4%)
Equipment                    9,253         7,598           1,655        21.8%
                          ------------------------------------------------------

Total other revenues       $17,762       $17,904         $  (142)       (0.8%)
                          ======================================================

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, Fifth Dimension.

Miscellaneous and service revenue decreased 17.4%. Without the favorable effects of foreign currency, the decrease would have been 21.4%. A 14.0% decrease in miscellaneous and service revenue was due to reduced software revenue from Fifth Dimension. Fifth Dimension currently sells its products primarily to plasma customers who have been negatively impacted by the recent volatility and consolidation in the worldwide commercial plasma collection market.

Revenue from equipment sales increased 21.8%. The favorable effects of foreign exchange accounted for a 3.1% increase. The remaining increase of 18.7% was due primarily to a large sale to a red cell customer during the first quarter of fiscal 2005. Equipment sales are variable and as such fluctuate from period to period.

Gross profit
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------

Gross Profit               $92,649       $81,443         $11,206        13.8%
   % of net sales             49.9%         46.3%

Gross profit increased 13.8% versus the first six months of fiscal 2004. The favorable effects of foreign exchange accounted for an 8.7% increase in gross profit. The remaining 5.1% increase was due to the change in the mix of products being sold, price improvements and increased sales volumes.

Operating Expenses
(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------

Research and development   $ 8,307       $ 9,619         $(1,312)      (13.6%)
Selling, general and
administrative              55,469        54,255           1,214         2.2%
                          ------------------------------------------------------
Total operating expenses    63,776       $63,874         $   (98)       (0.2)%
                          ------------------------------------------------------

Research and Development

Research and Development expenses were down from spending in the first half of the prior year due to our restructuring in the second quarter of fiscal year 2004 which lowered our head count. We anticipate an increase in R&D spending later in the third and fourth quarter of this fiscal year to support the R&D projects currently in our pipeline, including the CardioPAT(TM) system, a surgical product, as well as enhancements to the MCS multi component platelet collection platform.

Selling, general and administrative

For the first half of fiscal 2005 selling, general and administrative expenses increased 2.2%. Without the 3.2% unfavorable effect of foreign exchange, selling, general and administrative expenses decreased 1.0%. The 1.0% decrease was a result of $2.6 million in severance costs charged to selling, general and administrative expenses during the second quarter of fiscal 2004 as part of our reorganization (see note 15) partially offset by increases in personnel-related expenses in marketing to support our higher level of sales.

Operating income

(in thousands)
                                                           $              %
                          October 2,   September 27,   Increase/      Increase/
                             2004         2003         (Decrease)     (Decrease)
                          ------------------------------------------------------

Operating Income           $28,873       $17,569         $11,304        64.3%
   % of net sales             15.6%         10.0%

Operating income for the first half of fiscal 2005 increased 64.3% over the prior year. An increase of 28.5% was due to foreign exchange. The remaining 35.8% increase was a result of the effect of gross profit improvements.

Other expense, net

(in thousands)

                          October 2,   September 27,       $             %
                             2004         2003           Change        Change
                          ------------------------------------------------------
Interest expense           $(1,297)      $(1,553)        $   256        16.5%
Interest income
                               865           469             396        84.4
Other (expense), net          (301)         (113)           (188)     (166.4)
                          ------------------------------------------------------
 Total other expense, net  $  (733)      $(1,197)        $   464        38.8%
                          ------------------------------------------------------

Several factors contributed to the decrease in total other expense, net: (1) a decrease in interest expense as we had lower average debt outstanding as compared to fiscal 2004, (2) an increase in interest income due to higher cash balances during the year, (3) offset by an increase in other expense, net as a result of increases in other miscellaneous expenses (such as royalty expense).

Income taxes

For the first six months of fiscal 2005, the income tax provision, as a percentage of pretax income, was 33.6% incorporating a 36.0% natural tax rate reduced by reserve releases for $0.6 million in Japan during the first quarter of fiscal 2005, and $0.1 million in the U.S. during the second quarter of fiscal 2005. For the first six months of fiscal 2004, the natural tax rate was 36%. We expect our natural tax rate to approximate 36.0% for the remainder of fiscal 2005, although future reserve adjustments may increase or decrease the reported effective tax rate.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

                                                     October 2,    April 3,
                                                        2004         2004
                                                     ----------------------
(dollars in thousands)

Cash & cash equivalents                              $143,829     $118,117
Working capital                                      $217,626     $185,606
Current ratio                                             3.5          2.9
Net cash (debt) position (1)                         $ 90,332     $ 59,857
Days sales outstanding (DSO)                               78           76
Disposables finished goods inventory turnover             6.6          5.7

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

Cash Flow Overview:

                                          For the six months ended
                                           October 2,  September 27,
                                             2004          2003         Change
                                          --------------------------------------
                                                       (In thousands)

Net cash provided by (used in):

Operating activities                       $ 27,384      $ 22,314      $  5,070
Investing activities                         (5,691)       (5,275)         (416)
Financing activities                          3,992          (482)        4,474
Effect of exchange rate
changes on cash (1)                              27           329          (302)
                                          --------------------------------------

Net increase in cash and
cash equivalents                           $ 25,712      $ 16,886      $  8,826
                                          --------------------------------------

(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates during the six months ended fiscal 2005 versus the six months ended fiscal 2004, the European currencies and the Japanese Yen have weakened against the U.S. dollar. In accordance with GAAP, only the effect of foreign currency on cash is included on our cash flow statement.

FISCAL 2005 AS COMPARED TO FISCAL 2004

Operating Activities:

Net cash provided by operating activities was $27.4 million for the first six months of fiscal 2005, an increase of $5.0 million from the same period in the prior year, due primarily to:

      o $7.7 million more cash provided by net income adjusted for non-cash items,

      o $6.4 million more cash used by inventory during fiscal 2005 as inventory balances decreased during the first half of fiscal 2004,

      o $5.5 million less cash used by accounts payable and accrued expenses due primarily to lower tax payments in fiscal 2005.

      o $1.8 million more cash used in other assets and other long-term liabilities due to fiscal 2005 increases in stock option receivables and insurance prepayments. The increase in stock option receivables is a result of the higher stock option activity in fiscal 2005 as compared to fiscal 2004. Insurance prepayments are higher in fiscal 2005 as compared to fiscal 2004 due both to rate increases and timing of payments.

Investing Activities:

Net cash from investing activities decreased $0.4 million as a result of the $4.0 million spent to acquire patents in the current quarter offset by 1) an increase in proceeds from the sale of property, plant and equipment due primarily to a significant sale of our equipment to a red cell customer at the end of the first quarter of fiscal 2005 and 2) milestone payments made in fiscal 2004 related to Fifth Dimension.

During the first six months of fiscal 2005, we had capital expenditures of $7.2 million, an increase of $0.4 million over the first six months of fiscal 2004.

Financing Activities:

Net cash provided by financing activities increased $4.5 million primarily due to an increase in proceeds from stock option exercises during the first six months of fiscal 2005.

Inflation

We do not believe that inflation has had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to minimize the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of new products.

Foreign Exchange

Approximately 66% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

                                Composite Index       Favorable / (Unfavorable)
                                Hedge Spot Rates      Change versus Prior Year
                                ------------------------------------------------

FY2001                   Q1          1.04                     5.4%
                         Q2          1.00                     8.2%
                         Q3          0.92                     12.9%
                         Q4          0.97                     10.2%
                                ------------------------------------------------
2001           Total                 0.98                     9.1%

FY2002                   Q1          0.99                     5.2%
                         Q2          0.97                     3.3%
                         Q3          1.01                     (8.6%)
                         Q4          1.05                     (7.5%)
                                ------------------------------------------------
2002           Total                 1.00                     (2.0%)

FY2003                   Q1          1.09                     (8.9%)
                         Q2          1.08                     (10.3%)
                         Q3          1.10                     (8.1%)
                         Q4          1.17                     (11.0%)
                                ------------------------------------------------
2003           Total                 1.11                     (9.5%)

FY2004                   Q1          1.13                     (3.6%)
                         Q2          1.05                     3.6%
                         Q3          1.06                     3.2%
                         Q4          1.01                     15.9%
                                ------------------------------------------------
2004           Total                 1.06                     4.9%

FY2005                   Q1          0.97                     15.7%
                         Q2          0.99                     5.1%
                         Q3          0.92                     15.5%
                         Q4          0.89                     14.1%
                                ------------------------------------------------
2005           Total                 0.94                     12.7%

FY2006                   Q1          0.92                     5.2%
                         Q2          0.91                     9.1%
                         Q3          0.89*                    3.5%

*   NOTE: Represents hedges for October FY06.

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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At October 2, 2004, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged            (BUY) / SELL           Weighted Spot             Weighted Forward
Currency          Local Currency         Contract Rate             Contract Rate            Fair Value           Maturity
Euro              5,500,000              $1.183                    $1.171                   ($333,768)          Oct-Nov 2004
Euro              8,250,000              $1.254                    $1.244                     $98,133           Dec 2004-Feb 2005
Euro              7,600,000              $1.196                    $1.192                   ($295,852)          Mar-May 2005
Euro              7,400,000              $1.227                    $1.226                    ($52,998)          Jun-Aug 2005
Japanese Yen      1,325,000,000          109.0       per US$       107.7       per US$       $329,982           Oct-Nov 2004
Japanese Yen      1,725,000,000          106.9       per US$       105.6       per US$       $659,349           Dec 2004-Feb 2005
Japanese Yen      1,650,000,000          110.4       per US$       108.3       per US$       $159,783           Mar-May 2005
Japanese Yen      1,720,000,000          110.0       per US$       107.7       per US$       $150,872           Jun-Aug 2005
                                                                                            ---------
                                                                   Total:                    $715,501
                                                                                            =========

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.5 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $11.8 million decrease in the fair value of the forward contracts.

Interest Rate Risk

All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rate movements due to its fixed rate nature. At October 2, 2004, the fair value of our long-term debt was approximately $2.2 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $17.1 million, 7.05% fixed rate senior notes and our $8.1 million, 8.41% real estate mortgage.

At September 27, 2003, the fair value of our long-term debt was approximately $3.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $22.9 million, 7.05% fixed rate senior notes and our $8.5 million, 8.41% real estate mortgage.

Using scenario analysis, if interest rate on all long-term maturities changed by 10% from the rate levels that existed at October 2, 2004 the fair value of our long-term debt would change by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of October 2, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in our internal control over financial reporting during the six months ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On July 27, 2004, the Company held its annual meeting of stockholders. At the meeting, Yutaka Sakurada was elected as a Director for a term ending in 2005. The voting results were as follows:

                                        For           Against     Withheld
Yutaka Sakurada                     23,145,266          --         289,019

Ratification of Ernst & Young LLP
as Independent Public Accountants   23,100,005        327,223        7,057

Item 5. Other Information

        None

Item 6. Exhibits

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

                                    HAEMONETICS CORPORATION

Date: November 10, 2004             By:     s/ Brad Nutter
                                       -----------------------------------------
                                       Brad Nutter, President and Chief
                                       Executive Officer

Date: November 10, 2004             By:    s/ Ronald J. Ryan
                                       -----------------------------------------
                                       Ronald J. Ryan, Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer)