Form 10-Q
period 2005-01-01
HAEMONETICS CORP
filed 2005-02-10
CIK 313143

================================================================================

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

     For the quarter ended: January 1, 2005 Commission File Number: 1-10730

                             HAEMONETICS CORPORATION
             (Exact name of registrant as specified in its charter)

           Massachusetts                                 04-2882273
------------------------------------        ------------------------------------
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

                                 Yes [X]    No [ ]

      The number of shares of $.01 par value common stock outstanding as of
                                January 1, 2005:
                                   25,885,759

                             HAEMONETICS CORPORATION
                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Unaudited Consolidated Statements of Income - Three and Nine Months
    Ended January 1, 2005 and December 27, 2003                                      2

   Unaudited Consolidated Balance Sheets - January 1, 2005 and April 3, 2004         3

   Unaudited Consolidated Statement of Stockholders' Equity - Nine Months Ended
    January 1, 2005                                                                  4

   Unaudited Consolidated Statements of Cash Flows -Nine Months Ended
    January 1, 2005 and December 27, 2003                                            5

   Notes to Unaudited Consolidated Financial Statements                              6

ITEM 2.  Management's Discussion and Analysis of Financial Condition                 18
         and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                  36

ITEM 4.  Controls and Procedures                                                     37

PART II. OTHER INFORMATION

ITEM 6.  Exhibits                                                                    38

   Signatures

ITEM 1. Financial Statements

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited - in thousands, except share data)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                ------------------------------    ------------------------------
                                                  JANUARY 1,      DECEMBER 27,      JANUARY 1,      DECEMBER 27,
                                                     2005             2003             2005             2003
                                                -------------    -------------    -------------    -------------
Net revenues ................................   $      98,098    $      90,737    $     283,623    $     266,508
Cost of goods sold ..........................          46,317           47,347          139,193          141,675
                                                -------------    -------------    -------------    -------------
Gross profit ................................          51,781           43,390          144,430          124,833

Operating expenses:
  Research and development ..................           6,584            4,072           14,891           13,691
  Selling, general and administrative .......          29,897           24,945           85,366           79,200
                                                -------------    -------------    -------------    -------------
    Total operating expenses ................          36,481           29,017          100,257           92,891
                                                -------------    -------------    -------------    -------------
Operating income ............................          15,300           14,373           44,173           31,942

Interest expense ............................            (553)            (682)          (1,850)          (2,235)
Interest income..............................             598              805            1,463            1,274
Other income (expense), net .................             262               58              (39)             (55)
                                                -------------    -------------    -------------    -------------
Income before provision for income taxes ....          15,607           14,554           43,747           30,926

Provision for income taxes ..................           4,600            5,240           14,046           11,134
                                                -------------    -------------    -------------    -------------

Net income ..................................   $      11,007    $       9,314    $      29,701    $      19,792
                                                =============    =============    =============    =============

Basic earnings per common share                 $        0.43    $        0.38    $        1.17    $        0.82

Diluted earnings per common share               $        0.42    $        0.38    $        1.15    $        0.81

Weighted average shares outstanding
          Basic                                        25,628           24,518           25,347           24,234
          Diluted                                      26,314           24,780           25,886           24,446

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                           JANUARY 1,       APRIL 3,
                                                                              2005            2004
                                                                         -------------   -------------
                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $     160,276   $     118,117
     Accounts receivable, less allowance of $2,105 as of
     January 1, 2005 and $2,261 as of April 3, 2004                             87,578          82,640
     Inventories                                                                52,485          52,235
     Deferred tax asset, net                                                    19,523          21,856
     Prepaid expenses and other current assets                                   8,594           6,601
                                                                         -------------   -------------
         Total current assets                                                  328,456         281,449
PROPERTY, PLANT AND EQUIPMENT:
         Total property, plant and equipment                                   280,073         269,121
        Less: accumulated depreciation                                         207,389         191,091
                                                                         -------------   -------------
         Net property, plant and equipment                                      72,684          78,030
OTHER ASSETS:
     Other intangibles, less amortization of  $8,810 as of
     Januray 1, 2005 and $5,569 as of April 3, 2004                             26,317          24,784
     Goodwill, net                                                              18,545          17,242
     Other long-term assets                                                     10,772           5,889
                                                                         -------------   -------------
         Total other assets                                                     55,634          47,915
                                                                         -------------   -------------
         Total assets                                                    $     456,774   $     407,394
                                                                         =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable and current maturities of long-term debt              $      29,862   $      32,818
     Accounts payable                                                           12,305          14,249
     Accrued payroll and related costs                                          15,737          14,547
     Accrued income taxes                                                        8,844           7,967
     Other accrued liabilities                                                  28,197          26,262
                                                                         -------------   -------------
         Total current liabilities                                              94,945          95,843
Deferred tax liability, net                                                      1,388           1,682
Long-term debt, net of current maturities                                       19,359          25,442
Other long-term liabilities                                                      5,143           4,678

Stockholders' equity:
   Common stock, $0.01 par value; Authorized - 80,000,000 shares;
   Issued - 33,411,667 shares at January 1, 2005 and 32,647,910
     shares at April 3, 2004                                                       334             326
   Additional paid-in capital                                                  147,758         127,744
   Retained earnings                                                           351,992         322,291
   Accumulated other comprehensive loss                                           (987)         (6,535)
                                                                         -------------   -------------
   Stockholders' equity before treasury stock                                  499,097         443,826
      Less: Treasury stock at cost -  7,525,908 shares at
          January 1, 2005 and 7,568,289 shares at April 3, 2004                163,158         164,077
                                                                         -------------   -------------
      Total stockholders' equity                                               335,939         279,749
                                                                         -------------   -------------
      Total liabilities and stockholders' equity                         $     456,774   $     407,394
                                                                         =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                        COMMON STOCK             ADDITIONAL
                                               -----------------------------      PAID-IN         TREASURY        RETAINED
                                                   SHARES            $            CAPITAL          STOCK          EARNINGS
                                               -------------   -------------   -------------   -------------   -------------
Balance, April 3, 2004                                32,648   $         326   $     127,744   $    (164,077)  $     322,291
                                               =============   =============   =============   =============   =============
    Employee stock purchase plan                          --              --              10             919              --
     Exercise of stock options
          and related tax benefit                        764               8          20,004              --              --
     Net income                                           --              --              --              --          29,701
     Foreign currency translation adjustment              --              --              --              --              --
     Unrealized gain on derivatives                       --              --              --              --              --
     Comprehensive income                                 --              --              --              --              --
                                               -------------   -------------   -------------   -------------   -------------

Balance, January 1, 2005                              33,412   $         334   $     147,758   $    (163,158)  $     351,992
                                               =============   =============   =============   =============   =============

                                                ACCUMULATED
                                                   OTHER           TOTAL
                                               COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                                    LOSS           EQUITY         INCOME
                                               -------------   -------------   -------------

Balance, April 3, 2004                         $      (6,535)  $     279,749
                                               =============   =============
    Employee stock purchase plan                          --             929
     Exercise of stock options
          and related tax benefit                         --          20,012
     Net income                                           --          29,701   $      29,701
     Foreign currency translation adjustment           5,240           5,240           5,240
     Unrealized gain on derivatives                      308             308             308
                                                                               -------------
     Comprehensive income                                 --              --   $      35,249
                                               -------------   -------------   -------------


Balance, January 1, 2005                       $        (987)  $     335,939
                                               =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                               NINE MONTHS ENDED
                                                                                         -----------------------------
                                                                                           JANUARY 1,     DECEMBER 27,
                                                                                              2005            2003
                                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $      29,701   $      19,792
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     NON CASH ITEMS:
        Depreciation and amortization                                                           20,723          23,191
        Impairment of intangibles                                                                1,700              --
        Deferred tax expense (benefit)                                                           1,877            (143)
        Gain on sales of plant, property and equipment                                          (3,114)         (1,495)
        Tax benefit related to exercise of stock options                                         2,138           1,725
        Unrealized gain from hedging activities                                                   (410)         (2,224)
     CHANGE IN OPERATING ASSETS AND LIABILITIES:
       ( Increase) decrease in accounts receivable, net                                         (1,125)            343
        (Increase) decrease in inventories                                                      (2,331)          6,474
        (Increase) decrease in prepaid income taxes                                             (1,984)          2,934
        Decrease in other assets and other long-term liabilities                                 1,059           2,676
        Increase (decrease) in accounts payable and accrued expenses                               229          (6,102)
                                                                                         -------------   -------------
                 Net cash provided by operating activities                                      48,463          47,171
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures on property, plant and equipment                                     (12,980)         (9,477)
     Proceeds from sale of property, plant and equipment                                         7,034           3,437
     Acquisition of patents                                                                                 (4,019) --
     Acquisition of software development company and milestone payments                         (1,020)         (1,020)
     Investment in preferred stock                                                              (5,570)             --
                                                                                         -------------   -------------
               Net cash used in investing activities                                           (16,555)         (7,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term real estate mortgage                                                   (349)           (311)
     Net decrease in short-term revolving
        credit agreements                                                                       (3,315)         (1,903)
     Payments on long-term credit agreements                                                    (5,714)         (5,714)
     Employee stock purchase plan                                                                  929             865
     Exercise of stock options                                                                  17,874          13,425
                                                                                         -------------   -------------
              Net cash provided by financing activities                                          9,425           6,362
Effect of Exchange Rates on Cash and Cash Equivalents                                              826             824
                                                                                         -------------   -------------
Net Increase in Cash and Cash Equivalents                                                       42,159          47,297
Cash and Cash Equivalents at Beginning of Year                                                 118,117          49,885
                                                                                         -------------   -------------
Cash and Cash Equivalents at End of Period                                               $     160,276   $      97,182
                                                                                         =============   =============
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements
  of Haemonetics equipment                                                               $       3,561   $       5,851
                                                                                         =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                                         =============   =============
     Interest paid                                                                       $       2,171   $       2,615
                                                                                         =============   =============
     Income taxes paid                                                                   $      12,386   $      11,945
                                                                                         =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the nine-month period ended January 1, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2005. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 3, 2004.

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

                                     FOR THE THREE MONTHS ENDED
                                   -----------------------------
                                     JANUARY 1,     DECEMBER 27,
                                        2005            2003
                                   -------------   -------------
                                     (in thousands, except per
                                          share amounts)
BASIC EPS
Net income                         $      11,007   $       9,314
Weighted average shares                   25,628          24,518
                                   -------------   -------------
Basic earnings per share           $        0.43   $        0.38
                                   -------------   -------------
DILUTED EPS
Net income                         $      11,007   $       9,314

Basic weighted average shares             25,628          24,518
Effect of stock options                      686             262
                                   -------------   -------------
Diluted weighted average shares           26,314          24,780
                                   -------------   -------------
Diluted earnings per share         $        0.42   $        0.38
                                   -------------   -------------

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                                     FOR THE NINE MONTHS ENDED
                                   -----------------------------
                                     JANUARY 1,     DECEMBER 27,
                                        2005            2003
                                   -------------   -------------
                                     (in thousands, except per
                                          share amounts)
BASIC EPS
Net income                         $      29,701   $      19,792

Weighted average shares                   25,347          24,234
                                   -------------   -------------
Basic earnings per share           $        1.17   $        0.82
                                   -------------   -------------
DILUTED EPS
Net income                         $      29,701   $      19,792

Basic weighted average shares             25,347          24,234
Effect of stock options                      539             212
                                   -------------   -------------
Diluted weighted average shares           25,886          24,446
                                   -------------   -------------
Diluted earnings per share         $        1.15   $        0.81
                                   -------------   -------------

3.   STOCK-BASED COMPENSATION

We adopted the disclosure only provisions for employee stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and continue to account for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

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

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                                                             FOR THE THREE MONTHS ENDED
                                                            -----------------------------
                                                              JANUARY 1,     DECEMBER 27,
                                                                 2005            2003
                                                            -------------   -------------
                                                              (in thousands, except per
                                                                    share amounts)
Net income (as reported):                                   $      11,007   $       9,314
Deduct: Total stock-based compensation expense determined
under the fair value method for all awards, net of tax             (1,214)         (1,159)
                                                            -------------   -------------
Pro Forma Net Income:                                       $       9,793   $       8,155
                                                            =============   =============
Earnings per share:

Basic
     As reported                                            $        0.43   $        0.38
     Pro forma                                              $        0.38   $        0.33

Diluted
     As Reported                                            $        0.42   $        0.38
     Pro forma                                              $        0.37   $        0.33

                                                              FOR THE NINE MONTHS ENDED
                                                            -----------------------------
                                                              JANUARY 1,     DECEMBER 27,
                                                                 2005            2003
                                                            -------------   -------------
                                                              (in thousands, except per
                                                                    share amounts)

Net income (as reported):                                   $      29,701   $      19,792
Deduct: Total stock-based compensation expense determined
under the fair value method for all awards, net of tax             (3,806)         (3,839)
                                                            -------------   -------------
Pro Forma Net Income:                                       $     25,895    $      15,953
                                                            =============   =============
Earnings per share:

Basic
     As reported                                            $        1.17   $        0.82
     Pro forma                                              $        1.02   $        0.66

Diluted
     As Reported                                            $        1.15   $        0.81
     Pro forma                                              $        1.00   $        0.65

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

4.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.3 million and $1.2 million for the three month period ended January 1, 2005 and December 27, 2003, respectively, and $3.8 million and $3.7 million for the nine month period ended January 1, 2005 and December 27, 2003, respectively which is included in selling, general and administrative expenses.

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

                                                       FOR THE THREE MONTHS ENDED
                                                     -----------------------------
                                                       JANUARY 1,     DECEMBER 27,
                                                          2005            2003
                                                     -------------   -------------
                                                            (in thousands)
Warranty accrual as of the beginning of the period   $         751   $         652

Warranty Provision                                             392             320

Warranty Spending                                             (395)           (320)
                                                     -------------   -------------
Warranty accrual as of the end of the period         $         748   $         652
                                                     =============   =============

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                                                       FOR THE NINE MONTHS ENDED
                                                     -----------------------------
                                                       JANUARY 1,     DECEMBER 27,
                                                          2005            2003
                                                     -------------   -------------
Warranty accrual as of the beginning of the period   $         677   $       1,056

Warranty Provision                                           1,421           1,122

Warranty Spending                                           (1,350)         (1,526)
                                                     -------------   -------------
Warranty accrual as of the end of the period         $         748   $         652
                                                     =============   =============

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

A summary of the components of other comprehensive income is as follows:

                                                       FOR THE THREE MONTHS ENDED
                                                     -----------------------------
                                                       JANUARY 1,     DECEMBER 27,
                                                          2005            2003
                                                     -------------   -------------
                                                            (in thousands)
Net income                                           $      11,007   $       9,314
                                                     -------------   -------------

Other comprehensive income:
Foreign currency translation                                 6,343           3,512

Unrealized loss on cash flow hedges, net of tax             (5,206)         (3,495)
Reclassifications into earnings of cash flow hedge
 losses, net of tax                                            800           2,153
                                                     -------------   -------------
Total comprehensive income                           $      12,944          11,484
                                                     -------------   -------------

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                                                       FOR THE NINE MONTHS ENDED
                                                     -----------------------------
                                                       JANUARY 1,     DECEMBER 27,
                                                          2005            2003
                                                     -------------   -------------
                                                            (in thousands)
Net income                                           $      29,701   $      19,792
                                                     -------------   -------------
Other comprehensive income:
Foreign currency translation                                 5,240           8,040
     Unrealized gain (loss) on cash flow hedges,
      net of tax                                            (2,842)         (7,831)

Reclassifications into earnings of cash flow
hedge losses, net of tax
                                                             3,150           4,975
                                                     -------------   -------------
Total comprehensive income                           $      35,249   $      24,976
                                                     -------------   -------------

8.   INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

Inventories consist of the following:

                                                      JANUARY 1,        APRIL 3,
                                                          2005            2004
                                                     -------------   -------------
                                                            (in thousands)
     Raw materials                                   $      13,904   $      11,630
     Work-in-process                                         6,126           5,340
     Finished goods                                         32,455          35,265
                                                     -------------   -------------
                                                     $      52,485   $      52,235
                                                     =============   =============

9.   ACQUIRED INTANGIBLE ASSETS

OTHER TECHNOLOGY

During the 3rd quarter of fiscal year 2005, we entered into an exclusive license arrangement with a private company related to the use of their technology in blood processing applications. We paid an initial $0.6 million related to this license and made an investment in the private company of $5 million (see investment note for further discussion on our investment). In connection with the agreement, future milestones are payable upon the demonstration of a successful proof of concept and completion of other specified deliverables. The potential milestone payments total $12.4 million and will be capitalized as other technology if paid. We are also obligated to make minimum royalty payments for future commercial sales of products that incorporate this technology.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The license is classified as "Other Technology" in the table below and is assigned an estimated useful life of 15 years.

In addition, during the 3rd quarter, we recognized an impairment charge of $1.7 million related to the excess of the carrying value over the fair market value of an intangible asset. The impairment was triggered by a re-evaluation of our plans to deploy such technology. As a result of our change in strategy, the carrying value of the intangible was reduced to zero.

PATENTS

During the second quarter of fiscal 2005, we purchased $4.0 million in patents for several products aimed at blood conservation and surgical blood salvage. The useful life assigned to the patents acquired was 10 years.

AS OF JANUARY 1, 2005

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                               GROSS CARRYING    ACCUMULATED     USEFUL LIFE
                                                   AMOUNT        AMORTIZATION    (IN YEARS)
                                               --------------   -------------   -------------
                                                                (in thousands)
     AMORTIZED INTANGIBLES
     Patents                                   $       10,389   $      (2,102)             13
     Other technology                                  12,330          (3,921)             15
Customer contracts and related
relationships                                          11,909          (2,786)             15
                                               --------------   -------------   -------------
Subtotal                                               34,628          (8,809)             14
INDEFINITE LIFE INTANGIBLES
Trade name                                                498              --      Indefinite
                                               -------------    -------------   -------------
Total Intangibles                              $       35,126   $      (8,809)
                                               ==============   =============

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

AS OF APRIL 3, 2004

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                               GROSS CARRYING    ACCUMULATED     USEFUL LIFE
                                                   AMOUNT        AMORTIZATION    (IN YEARS)
                                               --------------    -------------   -------------
                                                                (in thousands)
AMORTIZED INTANGIBLES
Patents                                        $        6,371   $       1,594              14

Other technology                                       11,754           1,810              15

Customer contracts and related
relationships                                          11,738           2,165              15
                                               --------------   -------------
Subtotal                                               29,863           5,569              15

INDEFINITE LIFE INTANGIBLES

Trade name
                                                          490              --      Indefinite
                                               --------------   -------------
Total Intangibles
                                               $      30,353    $       5,569
                                               ==============   =============

Other changes to the net carrying value of our intangible assets from April 3, 2004 to January 1, 2005 include amortization expense and the effect of exchange rate changes in the translation of the intangible assets held by our Canadian subsidiary.

Amortization expense for amortized other intangible assets was $2.3 million and $0.4 million for the three months ended January 1, 2005 and December 27, 2003, respectively. The amortization for the three months ended January 1, 2005 includes the $1.7 million impairment charge discussed above. Annual amortization expenses is expected to approximate $3.7 million for fiscal 2005, $2.8 million for fiscal years 2006 and 2007 and $2.7 million for fiscal years 2008 through 2010.

10.  GOODWILL

The change in the carrying amount of our goodwill during the nine months ended January 1, 2005 is as follows (in thousands):

Carrying amount as of April 3, 2004               $  17,242

Fifth Dimension earn-out payment                      1,020(a)
Effect of change in rates used for translation          283
                                                  ---------
Carrying amount as of January 1, 2005             $  18,545
                                                  =========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(a) The acquisition of Fifth Dimension, which occurred on January 1, 2002, involved the potential for earn-out payments of up to $4.1 million based on Fifth Dimension reaching certain performance milestones prior to fiscal 2008. The $ 1.0 million payment accrued in the second quarter of fiscal 2005 and made during the third quarter of fiscal 2005 was the second milestone payment. The first milestone payment, also in the amount of $1.0 million, was earned as of the end of the fiscal year 2003 and paid during the first quarter of fiscal 2004.

11.  INVESTMENT

As discussed previously in our acquired intangible asset note, during the quarter, we made an investment of $5.0 million for preferred stock of a private company representing an 18% ownership interest. This investment is being accounted for under the cost method of accounting.

12.  INCOME TAXES

The income tax provision, as a percentage of pretax income, was 29.5% and 32.1% for the three and nine months ended January 1, 2005, as compared to 36.0% for both of the comparable periods in fiscal 2004. The lower effective tax rate for the quarter resulted from a 1% reduction in our natural tax rate for the full year to 35% due to an increase in export tax credits and tax exempt income. The effective tax rate for the three and nine month periods were also favorably impacted by certain discrete events occurring during the year including the resolution of certain tax contingencies.

13.  COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

14.  DEFINED BENEFIT PENSION PLANS

Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

                                                    FOR THE THREE MONTHS ENDED
                                                  -----------------------------
                                                    JANUARY 1,     DECEMBER 27,
(in thousands):                                        2005            2003
------------------------------------------------  -------------   -------------
Service Cost                                      $         146   $         123
Interest cost on benefit obligation                          41              32
Expected return on plan assets                              (14)            (48)
Recognized net actuarial  loss                               --              43
Settlements                                                   6               6
Amortization of unrecognized prior service cost,
unrecognized gain and unrecognized
 initial obligation                                           8              10
                                                  -------------   -------------
Net periodic benefit cost                         $         187   $         166
                                                  =============   =============

                                                    FOR THE NINE MONTHS ENDED
                                                  -----------------------------
                                                    JANUARY 1,     DECEMBER 27,
(in thousands):                                        2005            2003
------------------------------------------------  -------------   -------------
Service Cost                                      $         762   $         649
Interest cost on benefit obligation                         206             168
Expected return on plan assets                              (77)           (258)
Recognized net actuarial  loss                               --             230
Settlements                                                  31              30
Amortization of unrecognized prior service cost,
unrecognized gain and unrecognized
 initial obligation                                          43              51
                                                  -------------   -------------
Net periodic benefit cost                         $         965   $         870
                                                  =============   =============

15.  SEGMENT INFORMATION

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

Revenues from External Customers:

                                                    THREE MONTHS ENDED
                                              -----------------------------
                                                JANUARY 1,     DECEMBER 27,
(in thousands)                                     2005            2003
--------------------------------------        -------------   -------------
Donor:
      Blood Bank                              $      36,938   $      31,525
      Red Cell                                        7,220           5,610
      Plasma                                         24,433          27,529
                                              -------------   -------------
                                                     68,591          64,664
Patient:
      Surgical                                       24,298          21,072

Other                                                 5,209           5,001
                                              -------------   -------------
Total revenues from external customers        $      98,098   $      90,737
                                              =============   =============

                                                     NINE MONTHS ENDED
                                              -----------------------------
                                                JANUARY 1,     DECEMBER 27,
(in thousands)                                     2005            2003
--------------------------------------        -------------   -------------
      Blood Bank                              $     103,480   $      86,985
      Red Cell                                       23,927          15,455
      Plasma                                         74,502          89,369
                                              -------------   -------------
                                                    201,909         191,809
Patient:
      Surgical                                       67,996          59,392

Other                                                13,718          15,307
                                              -------------   -------------
Total revenues from external customers        $     283,623   $     266,508
                                              =============   =============

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

16.  REORGANIZATION

On August 12, 2003, during the second quarter of fiscal 2004, we announced a reorganization of our business in order to meet the needs of our two categories of customers: "Donor" and "Patient". As a result of the reorganization, we reduced our worldwide workforce of 1,500 employees by approximately 4%. No facilities were closed. The reductions resulted in a charge during the first nine months of fiscal 2004, included in selling, general and administrative expenses, for severance and related costs of $2.7 million. All payments were made during fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR BUSINESS

We design, manufacture and market automated systems for the collection, processing and surgical salvage of donor and patient blood, including the single-use disposables used with our systems and related data management software. Our systems allow users to collect and process only the blood component(s) they target, red blood cells, platelets or plasma, increasing donor and patient safety as well as collection efficiencies. Our systems consist of proprietary disposable sets that operate on our specialized equipment. Our data management systems are used by blood collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at commercial plasma collection facilities and not-for-profit blood banks. We organize our business into two global product families: Donor and Patient to better serve our customers and position us for continued growth.

As a general practice we place our equipment at customers' sites, with contractual requirements that customers purchase a certain number of disposables in a predetermined time frame and, in some cases, pay a fee for the use of our equipment. This disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 89.9% and 90.1% of our total revenues for the third quarters of fiscal 2005 and fiscal 2004, respectively.

FINANCIAL SUMMARY

                                                                            %
                                          FOR THE QUARTER ENDED         INCREASE/
                                      -----------------------------    (DECREASE)
                                        JANUARY 1,     DECEMBER 27,     Q3FY05 VS.
(IN THOUSANDS, EXCEPT PER SHARE DATA)     2005            2003           Q3FY04
------------------------------------  -------------   -------------   -------------
Net revenues                          $      98,098   $      90,737             8.1%
Gross Profit                                 51,781          43,390            19.3
   % of net revenues                           52.8%           47.8%

Operating income                             15,300          14,373             6.4
   % of net revenues                           15.6%           15.8%

Provision for income tax                      4,600           5,240           (12.2)
                                      -------------   -------------
   % of net revenues                            4.7%            5.7%
                                      -------------   -------------

Net income                                   11,007           9,314            18.2
   % of net revenues                           11.2%           10.3%

Earnings per share-diluted            $        0.42   $        0.38            10.5%

Net revenues for the third quarter of fiscal 2005 increased 8.1% over the same period in fiscal 2004. The favorable effects of foreign exchange contributed 6.1% to the increase. The remaining 2.0% increase resulted primarily from increases in disposable revenue across our Blood Bank, surgical, and red cell product lines partially offset by volume decreases in our plasma product revenue.

Gross profit increased 19.3% versus Q3 fiscal 2004. The favorable effects of foreign exchange accounted for a 12.3% increase in gross profit. The remaining 7.0% increase was due primarily to (i) the excess and obsolete inventory provisions recorded last year related to the loss of the Alpha business and other matters, (ii) the decrease in depreciation on our equipment at customer sites and (iii) the change in the mix of products being sold, price improvements and increased sales. Operating income increased 6.4% over Q3 fiscal 2004. Operating income increased 30.2% due to foreign exchange. Excluding the effects of foreign exchange, operating income decreased 23.8% because operating expenses increased more than gross profit. Expenses increased due to new product costs, reserves established for an intangible asset, and audit and legal related costs. Net income increased 18.2% as compared to Q3 last year. Net income increased due to the increase in operating income and lower tax expense.

RESULTS OF OPERATIONS

Q3 FISCAL 2005 AS COMPARED TO Q3 FISCAL 2004

NET REVENUES
BY GEOGRAPHY
(in thousands)

                                                                 $               %
                              JANUARY 1,     DECEMBER 27,     INCREASE/       INCREASE/
                                2005            2003         (DECREASE)       (DECREASE)
                            -------------   -------------   -------------   -------------
United States               $      33,068   $      30,372   $       2,696             8.9%
International                      65,030          60,365           4,665             7.7
                            -------------   -------------   -------------   -------------
Net revenues                $      98,098   $      90,737   $       7,361             8.1%
                            =============   =============   =============   =============

INTERNATIONAL OPERATIONS AND THE IMPACT OF FOREIGN EXCHANGE

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as through independent distributors.

Approximately 66.3% and 66.5% of our revenues during the third quarters of fiscal year 2005 and 2004, respectively, were generated outside the U.S. Revenues in Japan accounted for approximately 28.3% and 29.1% of total revenues for Q3 fiscal 2005 and 2004, respectively. Revenues in Europe accounted for approximately 30.1% and 29.2% of our total revenues for Q3 fiscal 2005 and 2004, respectively. International sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. The favorable effects of foreign exchange resulted in a 6.1% increase in sales.

Please see section entitled "Foreign Exchange" in this management's discussion for a more complete explanation of how foreign currency affects our business, as well as our strategy for managing this exposure.

BY PRODUCT TYPE
(in thousands)

                                                                $                %
                              JANUARY 1,     DECEMBER 27,     INCREASE/       INCREASE/
                                2005            2003         (DECREASE)       (DECREASE)
                            -------------   -------------   -------------   -------------
Disposables                 $      88,175   $      81,783   $       6,392             7.8%
Misc. & service                     5,209           5,001             208             4.2%
Equipment                           4,714           3,953             761            19.3%
                            -------------   -------------   -------------   -------------
      Net revenues          $      98,098   $      90,737   $       7,361             8.1%
                            =============   =============   =============   =============

DISPOSABLES REVENUE BY PRODUCT LINE
(in thousands)

                                                                $               %
                              JANUARY 1,     DECEMBER 27,     INCREASE/       INCREASE/
                                2005            2003         (DECREASE)       (DECREASE)
                            -------------   -------------   -------------   -------------
Donor:
Plasma                      $      24,297   $      26,830   $      (2,533)            (9.4)%
Blood Bank                         34,031          29,650           4,381             14.8
Red Cell                            7,111           5,493           1,618             29.5
                            -------------   -------------   -------------    -------------
   Subtotal                 $      65,439   $      61,973   $       3,466              5.6%
Patient:
Surgical                           22,736          19,810           2,926             14.8%
                            -------------   -------------   -------------    -------------
Total disposables revenue   $      88,175   $      81,783   $       6,392            7.8 %
                            =============   =============   =============    =============

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposable revenue for donor products increased 5.6% compared to the third quarter of fiscal year 2004. Foreign exchange resulted in a 6.3% increase in donor disposable revenue. The remaining decline of .7% was a result of a decline in plasma product revenue, as more specifically detailed below, that was almost entirely offset by increases in Red Cell and Blood Bank product revenue.

Plasma
Disposable revenue in the plasma product line decreased 9.4%. Foreign exchange resulted in a 5.3% increase in plasma disposable revenue. The worldwide commercial plasma collection market is experiencing lower plasma collections both as a result of significant consolidation among plasma collectors and fractionators and as a result of an oversupply of source plasma. Of the 14.7% remaining decline, 8.7% is a result of plasma collection declines in Asia, Europe and Japan, and a 6.0% decline is attributable to volume decreases in the U.S. During the current quarter, the most significant factors affecting the U.S. plasma business were the volume decrease resulting from the loss of our U.S. customer, Alpha Therapeutic Corporation ("Alpha") (whose plasma collection operations were purchased and closed by our only plasma competitor in October 2003, the third quarter of fiscal 2004.) and the closings, earlier in the year, of certain plasma collection facilities by an existing customer, ZLB Behring.

Blood Bank
Blood Bank disposable revenues increased 14.8%. The favorable effects of foreign exchange resulted in a 7.9% increase in Blood Bank disposable revenues as the majority of our Blood Bank business is comprised of platelet disposable sales and a majority of these sales occur in Europe and Japan. Two-thirds of the remaining 6.9% increase in Blood Bank disposable revenue was attributable to increases in intravenous solution sales. The remaining one-third, was as a result of higher platelet collections in Asia.

Red Cell
Red Cell disposable revenue increased 29.5%. The favorable effects of foreign exchange resulted in a 2.7% increase in red cell disposable revenues. Two thirds of the remaining 26.8% increase is due primarily to the U.S. sales of our higher priced filtered sets, which include a filter to remove white blood cells from the collected blood. The remaining one-third is due to the increasing use of our technology by blood collectors to increase the supply of red cells collected from eligible donors, to reduce collection costs, and to improve operating quality and efficiency.

PATIENT PRODUCTS

Surgical

The surgical blood salvage product line has two major brand platforms: the Cell Saver(R) brand and the OrthoPAT(R) brand. Disposable revenue for the surgical product line, in total, increased 14.8%. The favorable effects of foreign exchange accounted for a 5.9% increase with the remaining 8.9% increase attributable to increases in OrthoPAT disposable revenues.


Cell Saver disposables revenue increased 4.8% for the quarter. The favorable effect of foreign exchange accounted for a 6.1% increase, the remaining decrease of 1.3% was attributable to volume decreases.

OrthoPAT disposable revenues increased 61.1%. The favorable effects of foreign exchange accounted for 4.8% of the increase in OrthoPAT disposable revenues. The remaining 56.3% increase is a result of volume increases as orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to using blood from patient pre-donation or from donated blood in connection with hip and knee replacements and other orthopedic surgeries and price improvements.

OTHER REVENUES
(in thousands)

                                                                $               %
                              JANUARY 1,     DECEMBER 27,     INCREASE/       INCREASE/
                                2005            2003         (DECREASE)       (DECREASE)
                            -------------   -------------   -------------   -------------
Miscellaneous & Service     $       5,209   $       5,001   $         208             4.2%
Equipment                           4,714           3,953             761            19.3%
                            -------------   -------------   -------------   -------------
Total other revenues        $       9,923   $       8,954   $         969            10.8%
                            =============   =============   =============   =============

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, Fifth Dimension.

Miscellaneous and service revenue increased 4.2%. The favorable effects of foreign currency accounted for nearly all of the increase in miscellaneous and service revenues.

Revenue from equipment sales increased 19.3%. The favorable effects of foreign exchange accounted for a 5.1% increase with the remaining 14.2% increase largely attributable to equipment sales in the European Blood Bank market and to the U.S. military. Equipment sales generally fluctuate from period to period.

GROSS PROFIT

(in thousands)

                                                                $               %
                              JANUARY 1,     DECEMBER 27,     INCREASE/       INCREASE/
                                2005            2003         (DECREASE)       (DECREASE)
                            -------------   -------------   -------------   -------------

Gross Profit                $      51,781   $      43,390   $       8,391            19.3%
   % of net revenues                 52.8%           47.8%

Gross profit increased 19.3% versus Q3 fiscal 2004. The favorable effects of foreign exchange accounted for a 12.3% increase in gross profit. The remaining 7.0% increase was due to (i) a $1.2 million excess and obsolete inventory provision booked during Q3 fiscal 2004, including $0.7 million relating to the loss of the Alpha business (See Plasma Revenue sales discussion), (ii) a decrease in depreciation on our equipment at customer sites and (iii) a change in the mix of products being sold, price improvements and increased sales.

OPERATING EXPENSES

(in thousands)

                                                                   $               %
                              JANUARY 1,      DECEMBER 27,      INCREASE/       INCREASE/
                                2005             2003          (DECREASE)       (DECREASE)
                            -------------    -------------    -------------   -------------

Research and development    $       6,584    $       4,072    $       2,512            61.7%
Selling, general and
administrative                     29,897           24,945    $       4,952            19.9%
                            -------------    -------------    -------------   -------------
Total operating expenses    $      36,481    $      29,017    $       7,464            25.7%
                            -------------    -------------    -------------   -------------
% of net revenues                    37.2%           32.0%

RESEARCH AND DEVELOPMENT

For the third quarter of fiscal 2005 Research and Development expenses increased 61.7%. Foreign exchange resulted in a 1.9% increase in research and development expenses. Approximately 70% of the remaining 59.8% increase was due to the recognition of a $1.7 million in impairment charge during the third quarter of fiscal year 2005 to write down the value of a previously acquired intangible asset. (See Acquired Intangible Assets note for more discussion).

Approximately 30% of the remaining 59.8% increase was due to increases in project spending during the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004. As planned, research and development spending increased primarily on new products currently in our Research and Development pipeline. A significant amount of the increased spending was directed to our new, multi component collection platform.

SELLING, GENERAL AND ADMINISTRATIVE

For the third quarter of fiscal 2005 selling, general and administrative expenses increased 19.9%.
Foreign exchange resulted in a 3.7% increase in selling, general and administrative expenses. A majority of the remaining 16.2% increase was due to higher costs related to (i) increased personnel-related expenses in marketing and sales to support our new products and a higher level of sales, (ii) increased costs due to our compliance effort under Section 404 of the Sarbanes /Oxley Act of 2002 and (iii) increased legal costs.

OPERATING INCOME

                              JANUARY 1,      DECEMBER 27,          $              %
(in thousands)                  2005             2003             CHANGE         CHANGE
------------------------    -------------    -------------    -------------   -------------
Operating Income            $      15,300    $      14,373    $         927             6.4%
   % of net revenues                 15.6%            15.8%

Operating income increased 6.4% over Q3 fiscal 2004. Operating income increased 30.2% due to foreign exchange. Excluding the effects of foreign exchange, operating income decreased 23.8% because operating expenses increased more than gross profit. Higher operating expenses were caused by new product costs, reserves established for an intangible asset, and audit and legal related costs.

OTHER INCOME, NET

                              JANUARY 1,      DECEMBER 27,          $              %
(in thousands)                  2005             2003             CHANGE         CHANGE
------------------------    -------------    -------------    -------------   -------------
Interest expense            $        (553)   $        (682)             129             18.9%
Interest income                       598              805             (207)           (25.7)%
Other  income, net                    262               58              204                -%
                            -------------    -------------    -------------    -------------
Total other income, net     $         307    $         181    $         126             69.6%
                            =============    =============    =============    =============

Several factors contributed to the increase in total other income, net: (1) a decrease in interest expense as we had lower average debt outstanding as compared to fiscal 2004, (2) an increase in other income, net as a result of increases in hedge points and foreign exchange transaction gains over the third quarter of fiscal year 2004 partially offset by increases in miscellaneous expenses (such as royalty expense,) (3) offset by a decrease in interest income due to $0.6 million in interest income booked in the third quarter of fiscal 2004 associated with an income tax refund, partially offset by an increase in interest income in the third quarter of fiscal 2005 due to higher cash balances.

INCOME TAXES

 For the current quarter, the income tax provision, as a percentage of pretax income, was 29.5% as compared to 36% for the third quarter of fiscal 2004. The reduction in the reported tax rate resulted from several factors:

     . A reduction in the natural tax rate from 36% to 35% or $0.4 million due to increases in export tax credits and tax exempt interest income

     . $0.3 million tax reserve release due to the statute of limitations for previously filed tax returns expiring.

     . $0.4 million in additional export tax benefits attributable to tax returns filed

We expect our natural tax rate to approximate 35.0% for the remainder of fiscal 2005.

FINANCIAL SUMMARY

                                              FOR THE NINE MONTHS ENDED           %
                                           -------------------------------     INCREASE/
                                             JANUARY 1,      DECEMBER 27,      (DECREASE)
(in thousands, except per share data)           2005             2003         FY05 vs. FY04
----------------------------------------   --------------   --------------   --------------
Net revenues                               $      283,623   $      266,508              6.4%
Gross Profit                                      144,430          124,833             15.7
   % of net revenues                                 50.9%            46.8%

Operating income                                   44,173           31,942             38.3
   % of net revenues                                 15.6             12.0

Provision for income tax                           14,046           11,134             26.2
                                           --------------   --------------
   % of net revenues                                  5.0              4.2
                                           --------------   --------------

Net income                                         29,701           19,792             50.1
   % of net revenues                                 10.5              7.4

Earnings per share-diluted                           1.15             0.81             42.0

Net revenues for the first nine months of fiscal 2005 increased 6.4% over the same period in fiscal 2004. The favorable effects of foreign exchange contributed 5.2% to the increase. The remaining 1.2% increase resulted from increases in disposable revenue across our Blood Bank, surgical, and red cell product lines, and increases in equipment revenue. These increases were almost entirely offset by volume decreases in our plasma product line and in miscellaneous and service revenue.

Gross profit increased 15.7% versus the first nine months of fiscal 2004. The favorable effects of foreign exchange accounted for a 9.9% increase in gross profit. The remaining 5.8% increase was due primarily to (i) a change in the mix of products being sold, price improvements and increased sales, (ii) a decrease in depreciation on our equipment at customer sites and (iii) the excess and obsolete inventory provisions recorded last year related to the loss of the Alpha business and other matters. Operating income increased 38.3% over the first nine months of fiscal 2004. Operating income increased 29.3% due to foreign exchange. The remaining increase of 9.0% is due to gross profit improvements, partially offset by increases in operating expenses. Net income increased 50.1% as compared to the first nine months of last year due to higher operating income and lower tax expense.

RESULTS OF OPERATIONS

FISCAL 2005 AS COMPARED TO FISCAL 2004

NET REVENUES
BY GEOGRAPHY
(in thousands)

                                                                   $               %
                              JANUARY 1,      DECEMBER 27,      INCREASE/       INCREASE/
                                2005             2003          (DECREASE)       (DECREASE)
                            -------------    -------------    -------------   -------------
United States               $      96,374   $      94,241   $       2,133             2.3%
International                     187,249         172,267          14,982             8.7
                            -------------   -------------   -------------   -------------
Net revenues                $     283,623   $     266,508   $      17,115             6.4%
                            =============   =============   =============   =============

INTERNATIONAL OPERATIONS AND THE IMPACT OF FOREIGN EXCHANGE

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as through independent distributors.

Approximately 66.0% and 64.6% of our revenues during the first nine months of fiscal year 2005 and 2004, respectively, were generated outside the U.S. Revenues in Japan accounted for approximately 28.1% and 27.3% of total revenues for the first nine months of fiscal 2005 and 2004, respectively. Revenues in Europe accounted for approximately 29.5% and 28.8% of our total revenues for the first nine months of fiscal 2005 and fiscal 2004, respectively. International sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. The favorable effects of foreign exchange resulted in a 5.2% increase in sales.

Please see section entitled "Foreign Exchange" in this management's discussion for a more complete explanation of how foreign currency affects our business, as well as our strategy for managing this exposure.

BY PRODUCT TYPE
(in thousands)

                                                                   $               %
                              JANUARY 1,     DECEMBER 27,     INCREASE/        INCREASE/
                                2005            2003         (DECREASE)       (DECREASE)
                            -------------   -------------   -------------   -------------
Disposables                 $     255,938   $     239,650   $      16,288              6.8%
Misc. & service                    13,718          15,307          (1,589)           (10.4)
Equipment                          13,967          11,551           2,416             20.9
                            -------------   -------------   -------------    -------------
      Net revenues          $     283,623   $     266,508   $      17,115              6.4%
                            =============   =============   =============    =============

DISPOSABLES REVENUE BY PRODUCT LINE
(in thousands)

                                                                   $               %
                              JANUARY 1,     DECEMBER 27,     INCREASE/        INCREASE/
                                2005            2003         (DECREASE)       (DECREASE)
                            -------------   -------------   -------------    -------------
Donor:
Plasma                      $      74,021   $      87,139   $     (13,118)           (15.1)%
Blood Bank                         98,138          82,330          15,808             19.2
Red Cell                           20,225          15,139           5,086             33.6
                            -------------   -------------   -------------    -------------
   Subtotal                 $     192,384   $     184,608   $       7,776              4.2%
Patient:
Surgical                           63,554          55,042           8,512             15.5%
                            -------------   -------------   -------------    -------------
Total disposables revenue   $     255,938   $     239,650   $      16,288              6.8%
                            =============   =============   =============    =============

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposable revenue for all donor products increased 4.2% compared to the first nine months of fiscal year 2004. The favorable effects of foreign exchange resulted in a 5.3% increase in donor disposable revenue. Red cell and Blood Bank product revenues increases were more than offset by a decline in plasma product revenue, as more specifically detailed below, resulting in a net decrease in donor disposable revenue of 1.1%.

Plasma
Disposable revenue in the plasma product line decreased 15.1%. Foreign exchange resulted in a 4.4% increase in plasma disposable revenues. The worldwide commercial plasma collection market is experiencing lower plasma collections both as a result of significant consolidation among plasma collectors and fractionators and as a result of an oversupply of source plasma. Of the remaining 19.5% decline, 12.8% is attributable to volume decreases in the U.S. To date, the most significant factor affecting the U.S. plasma business has been the loss of our U.S. customer, Alpha Therapeutic Corporation ("Alpha") whose plasma collection operations were purchased and closed by our only plasma competitor in October 2003, the third quarter of fiscal 2004. Also affecting the volume of U.S. plasma collections, has been the closings of certain plasma collection facilities earlier in the year by another existing customer, ZLB Behring. The remaining 6.7% decrease in plasma revenue is a result of plasma collection declines in Europe, Asia and Japan.

Blood bank
Blood bank disposable revenues increased 19.2%. The favorable effects of foreign exchange resulted in a 6.8% increase in Blood Bank disposable revenues as the majority of our Blood Bank business is comprised of platelet disposable sales and the majority of these sales occur in Europe and Japan. Approximately 10.8% of the remaining 12.4% increase in Blood Bank disposable revenues is attributable to Japan, the U.S. and Asia. A 4.6% increase in Blood Bank disposable revenue was a result of the following two factors in Japan: (i) platelet market share gains in Japan achieved in the fourth quarter of fiscal year 2004, which we sustained during fiscal year 2005 and (ii) a product mix shift from non-filtered platelet collection sets in fiscal year 2004 to higher-priced filtered sets in fiscal year 2005. A 3.3% increase in Blood Bank disposable revenue was due to increases in intravenous solution sales in the U.S. There was a 2.9% increase in Blood Bank disposable revenue over the comparable period last year because last fiscal year's platelet collections in Asia decreased as a result of fewer Asian blood collections due to the impact on the region from the SARS virus.

Red Cell
Red Cell disposable revenue increased 33.6%. The favorable effects of foreign exchange resulted in a 2.6% increase in red cell disposable revenues. Approximately 60% of the remaining 31.0% increase is due primarily to the U.S. sales of our higher priced filtered sets, which include a filter to remove white blood cells from the collected blood. The remaining 40% is due to the increasing use of our technology by blood collectors to increase the supply of red cells from eligible donors, to reduce collection costs, and to improve operating quality and efficiency.

PATIENT PRODUCTS

Surgical
The surgical blood salvage product line has two major brand platforms: the Cell Saver(R) brand and the OrthoPAT(R) brand. Disposable revenue for the surgical product line increased 15.5%. The favorable effects of foreign exchange resulted in a 5.3% increase with the remaining 10.2% increase largely attributable to increases in OrthoPAT disposable revenues.


Cell Saver disposables revenue increased 5.9% during fiscal 2005. The favorable effects of foreign exchange resulted in a 5.6% increase. The remaining 0.3% increase is due primarily to an increase in volume in our European markets. In Europe, the Cell Saver system is used in both high and low blood loss surgeries, including the orthopedic market.

OrthoPAT disposable revenues increased 66.9%. The favorable effects of foreign exchange accounted for a 4.2% of the increase in OrthoPAT disposable revenues. The remaining 62.7% increase is due to disposable volume increases as orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to using blood from patient pre-donation or from donated blood in connection with hip and knee replacements and other orthopedic surgeries and price improvements.

OTHER REVENUES
(in thousands)

                                                                   $               %
                              JANUARY 1,     DECEMBER 27,     INCREASE/        INCREASE/
                                2005            2003         (DECREASE)       (DECREASE)
                            -------------   -------------   -------------    -------------
Miscellaneous & Service     $      13,718   $      15,307   $      (1,589)           (10.4)%
Equipment                          13,967          11,551           2,416             20.9%
                            -------------   -------------   -------------    -------------
Total other revenues        $      27,685   $      26,858   $         827              3.1%
                            =============   =============   =============    =============

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, Fifth Dimension.

Miscellaneous and service revenue decreased 10.4%. The favorable effects of foreign currency accounted for a 3.9% increase. One-half of the remaining 14.3% decrease in miscellaneous and service revenue was due to reduced software revenue from Fifth Dimension. Fifth Dimension currently sells its products primarily to plasma customers who have been negatively impacted by the recent volatility and consolidation in the worldwide commercial plasma collection market. The remaining one-half of the decrease is due to declines in miscellaneous and service revenues.

Revenue from equipment sales increased 20.9%. The favorable effects of foreign exchange accounted for a 3.9% increase. The remaining increase of 17.0% was due to a large sale to a red cell customer during the first quarter of fiscal 2005. Equipment sales fluctuate from period to period.

GROSS PROFIT

(in thousands)

                                                                   $                %
                              JANUARY 1,      DECEMBER 27,      INCREASE/        INCREASE/
                                2005              2003         (DECREASE)        (DECREASE)
                            -------------    -------------    -------------     -------------
Gross Profit                $     144,430    $     124,833    $      19,597            15.7%
   % of net revenues                 50.9%            46.8%

Gross profit increased 15.7% versus the first nine months of fiscal 2004. The favorable effects of foreign exchange accounted for a 9.9% increase in gross profit. The remaining 5.8% increase was due to (i) a change in the mix of products being sold, price improvements and increased sales, (ii) a decrease in depreciation on our equipment at customer sites and (iii) a $1.2 million excess and obsolete inventory provision booked during Q3 fiscal 2004, including $0.7 million relating to the loss of the Alpha business (See Plasma Revenue sales discussion).

OPERATING EXPENSES

(in thousands)

                                                                               $                %
                                         JANUARY 1,      DECEMBER 27,      INCREASE/        INCREASE/
                                           2005              2003          (DECREASE)      (DECREASE)
                                       -------------    -------------    -------------     -------------
Research and development               $      14,891    $      13,691    $       1,200              8.8
Selling, general and administrative
                                              85,366           79,200            6,166              7.8%
                                       -------------    -------------    -------------    -------------
     Total operating expenses                100,257    $      92,891    $       7,366              7.9%
                                       -------------    -------------    -------------    -------------
% of net revenues                               35.4%            34.9%

RESEARCH AND DEVELOPMENT

For the first nine months of fiscal 2005 research and development expenses increased 8.8%. Foreign exchange resulted in a 1.9% increase in research and development expenses. The remaining 6.9% increase is due to the recognition of a $1.7 million impairment charge to write down the value of a previously acquired intangible, (See Acquired Intangible Assets footnote for more discussion) partially offset by the lower fiscal year 2005 personnel related expenses as a result of our second quarter fiscal year 2004 restructuring.

SELLING, GENERAL AND ADMINISTRATIVE

For the first nine months of fiscal 2005 selling, general and administrative expenses increased 7.8%. Foreign exchange resulted in a 3.5% increase in selling, general and administrative expenses. The majority of the remaining 4.3% increase was due to (i) higher fiscal 2005 selling, general and administrative costs as compared to fiscal 2004 relative to personnel-related expenses in marketing and sales to support our new products and a higher level of sales,
(ii) increased costs due to our compliance effort under Section 404 of the Sarbanes /Oxley Act of 2002 and (iii) increased legal costs. The effect of these higher costs was partially offset by a year over year decrease in expense due to the $2.7 million in severance costs charged to selling, general and administrative expenses during the first nine months of fiscal 2004 as part of our reorganization.

OPERATING INCOME

(in thousands)

                                                                   $               %
                              JANUARY 1,      DECEMBER 27,      INCREASE/       INCREASE/
                                2005            2003            (DECREASE)     (DECREASE)
                            -------------    -------------    -------------   -------------
Operating Income            $      44,173    $      31,942    $      12,231            38.3%
   % of net revenues                 15.6%            12.0%

Operating income increased 38.3% over the first nine months of fiscal 2004. Operating income increased 29.3% due to foreign exchange. The remaining increase of 9.0% is due to gross profit improvements, partially offset by increases in operating expenses.

OTHER EXPENSE, NET

(in thousands)

                                                                   $               %
                              JANUARY 1,      DECEMBER 27,      INCREASE/       INCREASE/
                                2005            2003            (DECREASE)     (DECREASE)
                            -------------    -------------    -------------   -------------
Interest expense            $      (1,850)   $      (2,235)   $         385            17.2%
Interest income                     1,463            1,274              189            14.8
Other (expense) , net                 (39)             (55)              16            29.1
                            -------------    -------------    -------------   -------------
Total other expense,  net   $        (426)   $      (1,016)   $         590            58.1%
                            -------------    -------------    -------------   -------------

Several factors contributed to the decrease in total other expense, net: (1) a decrease in interest expense as we had lower average debt outstanding as compared to fiscal 2004, (2) an increase in interest income due to higher cash balances during the year, partially offset by $0.6 million in interest income booked in the third quarter of fiscal 2004 associated with an income tax refund and (3) a decrease in other expense, net as a result of increases in hedge points and foreign exchange transaction gains over the third quarter of fiscal year 2004 partially offset by increases in miscellaneous expenses (such as royalty expense.)

INCOME TAXES

For the first nine months of fiscal 2005, the income tax provision, as a percentage of pretax income, was 32.1% as compared to 36.0% for the first nine months of fiscal 2004. The reduction in the reported tax rate resulted from several factors:

..    A reduction in the natural tax rate from 36% to 35%or $0.4 million due to increases in export tax credits and tax exempt interest income.

..    $0.6 million tax reserve release related to the resolution of a Japanese tax matter

..    $0.3 million tax reserve release due to the statute of limitations for previously filed tax returns expiring.

..    $0.4 million in additional export tax benefits attributable to tax returns filed.

LIQUIDITY AND CAPITAL RESOURCES

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

                                                    JANUARY 1,      APRIL 3,
(dollars in thousands)                                2005          2004
---------------------------------------------      ------------   ------------
Cash & cash equivalents                            $    160,276   $    118,117
Working capital                                    $    233,511   $    185,606
Current ratio                                               3.5            2.9
Net cash position (1)                              $    111,055   $     59,857
Days sales outstanding (DSO)                                 74             76
Disposables finished goods inventory turnover
                                                            5.8            5.7

  (1) Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures (including software systems to improve our product life cycle management), acquisitions, new business and product development and working capital for at least the next twelve months.

CASH FLOW OVERVIEW:

                                                 FOR THE NINE MONTHS ENDED
                                                ---------------------------
                                                 JANUARY 1,    DECEMBER 27,
                                                    2005          2003            CHANGE
                                                ------------   ------------   ------------
                                                       (In thousands)
Net cash provided by (used in):

Operating activities                            $     48,463   $     47,171   $      1,292
Investing activities                                 (16,555)        (7,060)        (9,495)
Financing activities                                   9,425          6,362          3,063
Effect of exchange rate changes on cash (1)
                                                         826            824              2
                                                ------------   ------------   ------------
Net increase in cash and cash equivalents
                                                $     42,159   $     47,297   $     (5,138)
                                                ------------   ------------   ------------

(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates during the nine months ended fiscal 2005 versus the nine months ended fiscal 2004, the European currencies and the Japanese Yen have weakened against the U.S. dollar. In accordance with GAAP, only the effect of foreign currency on cash is included on our cash flow statement.

FISCAL 2005 AS COMPARED TO FISCAL 2004

OPERATING ACTIVITIES:

Net cash provided by operating activities was $48.5 million for the first nine months of fiscal 2005, an increase of $1.3 million from the same period in the prior year, due primarily to:

        . $11.8 million more cash provided by net income adjusted for non-cash items

        . $6.3 million less cash used by accounts payable and accrued expenses due primarily to lower tax payments in fiscal 2005, offset by

        . $1.5 million more cash used by increases in accounts receivable balances

        . $8.8 million more cash used by inventory during fiscal 2005 as inventory balances decreased during the first nine months of fiscal 2004

        .   $4.9 million more cash used due to increased income tax prepayments

        . $1.6 million more cash used in other assets and other long-term liabilities due primarily to fiscal 2005 increases in insurance prepayments. Insurance prepayments are higher in fiscal 2005 as compared to fiscal 2004 due both to rate increases and timing of payments.

INVESTING ACTIVITIES:

Net cash from investing activities decreased $9.5 million as a result of $9.6 million in increased investments. During the current quarter we invested $5.0 million in the preferred stock of a private company and $0.6 million to secure a related license agreement and during the second quarter of fiscal 2005, we spent $4.0 million to acquire patents. The increase in proceeds from the sale of property, plant and equipment, due primarily to a significant sale of our equipment to a red cell customer at the end of the first quarter of fiscal 2005, was offset by the increase in capital expenditures during the current fiscal year.

During the first nine months of fiscal 2005, we had capital expenditures of $13.0 million, an increase of $3.5 million over the first nine months of fiscal 2004.

FINANCING ACTIVITIES:

Net cash provided by financing activities increased $3.1 million primarily due to an increase in proceeds from stock option exercises during the first nine months of fiscal 2005.

INFLATION

We do not believe that inflation has had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to minimize the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of new products.

FOREIGN EXCHANGE

Foreign exchange risk arises because we engage in business in foreign countries in local currency. Approximately 66.0% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

The favorable or (unfavorable) changes are in comparison to the same period of the prior year. A favorable change is presented when we obtain relatively more U.S. dollars for each of the underlying foreign currencies than we did in the prior period. An unfavorable change is presented when we obtain relatively fewer U.S. dollars for each of the underlying foreign currencies than we did in the prior period. These indexed hedge rates impact sales, and as a result also gross profit, operating income and net income, in our financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

                                 COMPOSITE INDEX      FAVORABLE / (UNFAVORABLE)
                                 HEDGE SPOT RATES     CHANGE VERSUS PRIOR YEAR
                                 ----------------     -------------------------

     FY2001                Q1          1.04                      5.4%
                           Q2          1.00                      8.2%
                           Q3          0.92                     12.9%
                           Q4          0.97                     10.2%
                                 ----------------     -------------------------
     2001        Total                 0.98                      9.1%

     FY2002                Q1          0.99                      5.2%
                           Q2          0.97                      3.3%
                           Q3          1.01                     (8.6)%
                           Q4          1.05                     (7.5)%
                                 ----------------     -------------------------
     2002        Total                 1.00                     (2.0)%

     FY2003                Q1          1.09                     (8.9)%
                           Q2          1.08                    (10.3)%
                           Q3          1.10                     (8.1)%
                           Q4          1.17                    (11.0)%

                                 ----------------     -------------------------
     2003        Total                 1.11                     (9.5)%

     FY2004                Q1          1.13                     (3.6)%
                           Q2          1.05                      3.6%
                           Q3          1.06                      3.2%
                           Q4          1.01                     15.9%
                                 ----------------     -------------------------
     2004        Total                 1.06                      4.9%

     FY2005                Q1          0.97                     15.7%
                           Q2          0.99                      5.1%
                           Q3          0.92                     15.5%
                           Q4          0.89                     14.1%
                                 ----------------     -------------------------
     2005        Total                 0.94                     12.7%

     FY2006                Q1          0.92                      5.2%
                           Q2          0.91                      9.1%
                           Q3          0.87                      5.7%
                           Q4          0.86*                     3.3%
                                 ----------------     -------------------------
     2006        Total                 0.90                      4.5%

*   NOTE: Represents hedges for January FY06.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB statement No. 123 (revised 2004), "Share-Based Payments", (SFAS 123R) which is a revision of FASB Statement No. 123, (SFAS 123) Accounting for Stock Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The disclosure only approach permitted by SFAS 123 and elected by us, is no longer an alternative. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to the consolidated financial statements.

The FASB recently issued, FASB Statement No. 151, "Inventory Costs", (SFAS 151), an amendment of ARB No. 43, Chapter 4 (FASB 151). The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. It also clarifies that the required allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We will adopt SFAS 151 on April 3, 2005 at the beginning of our fiscal year 2006. The clarification provided by SFAS 151 is consistent with our current accounting policy, and accordingly we expect no impact from the adoption of this statement.


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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At January 1, 2005, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

HEDGED                  (BUY) / SELL         WEIGHTED SPOT           WEIGHTED FORWARD
CURRENCY               LOCAL CURRENCY        CONTRACT RATE             CONTRACT RATE          FAIR VALUE        MATURITY
--------------------   --------------   -----------------------   -----------------------   --------------   --------------
Euro                        5,850,000   $    1.243                $    1.234                $     (745,399)    Jan-Feb 2005
Euro                        7,600,000   $    1.196                $    1.192                $   (1,278,860)    Mar-May 2005
Euro                        7,400,000   $    1.227                $    1.226                $   (1,004,502)    Jun-Aug 2005
Euro                        8,300,000   $    1.302                $    1.308                $     (486,466)    Sep-Nov 2005
Japanese Yen            1,175,000,000        107.0      per US$        105.7      per US$   $     (308,852)    Jan-Feb 2005
Japanese Yen            1,650,000,000        110.4      per US$        108.3      per US$   $     (881,704)    Mar-May 2005
Japanese Yen            1,720,000,000        110.0      per US$        107.7      per US$   $     (939,778)    Jun-Aug 2005
Japanese Yen            1,835,000,000        105.5      per US$        102.9      per US$   $     (375,522)    Sep-Nov 2005
                                                                                            --------------
                                                                       Total:               $   (6,021,082)
                                                                                            ==============

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $11.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $13.3 million decrease in the fair value of the forward contracts.

INTEREST RATE RISK

All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rate movements due to its fixed rate nature.

At January 1, 2005, the fair value of our long-term debt was approximately $1.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $11.5 million, 7.05% fixed rate senior notes and our $7.9 million, 8.41% real estate mortgage.

At December 27, 2003, the fair value of our long-term debt was approximately $2.5 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $17.2 million, 7.05% fixed rate senior notes and our $8.4 million, 8.41% real estate mortgage.

Using scenario analysis, if interest rate on all long-term maturities changed by 10% from the rate levels that existed at January 1, 2005 the fair value of our long-term debt would change by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of January 1, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in our internal control over financial reporting during the nine months ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None

Item 6.  Exhibits

         31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

         31.2 Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Ronald J. Ryan, Vice President and Chief Financial Officer of the Company

         32.1 Certification Pursuant to 18 United States Code Section 1350, as adtopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

         32.2 Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald J. Ryan, Vice President and Chief Financial Officer of the Company

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HAEMONETICS CORPORATION

Date: February 9, 2005                  By:  s/Brad Nutter
                                             -----------------------------------
                                             Brad Nutter, President and
                                             Chief Executive Officer

Date: February 9, 2005                  By:  s/ Ronald J. Ryan
                                             -----------------------------------
                                             Ronald J. Ryan, Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)