Form 10-K
period 2005-04-02
HAEMONETICS CORP
filed 2005-06-09
CIK 313143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2005.          Commission file number 1-10730

                             HAEMONETICS CORPORATION
             (Exact name of registrant as specified in its charter)

               Massachusetts                             04-2882273
         (State of Incorporation)           (I.R.S. Employer Identification No.)

               400 Wood Road
         Braintree, Massachusetts                        02184-9114
 (Address of principal executive offices)                (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of October 2, 2004, the last business day of the registrant's most recently completed second fiscal quarter was $837,000,000 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 9, 2005 was 33,784,300.

                       Documents Incorporated By Reference

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 27, 2005, are incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                    Page Number
                                                                                                    -----------
Item 1.   Business........................................................................................3
          (a) General History of the Business.............................................................3
          (b) Financial Information about Industry Segments...............................................4
          (c) Narrative Description of the Business.......................................................4
          (d) Financial Information about Foreign and Domestic Operations and Export Sales...............12
Item 2.   Properties.....................................................................................13
Item 3.   Legal Proceedings..............................................................................14
Item 4.   Submission of Matters to a Vote of Security Holders............................................14
Item 5.   Market For The Registrant's Common Equity, Related Stockholder Matters and Issuer
          Purchases of Equity Securities.................................................................16
Item 6.   Selected Consolidated Financial Data...........................................................17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........18
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....................................35
Item 8.   Financial Statements and Supplementary Data....................................................36
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........64
Item 9A.  Controls and Procedures........................................................................64
Item 9B.  Other Information..............................................................................66
Item 10.  Directors and Executive Officers of the Registrant.............................................66
          (a) Identification of Directors................................................................66
          (b) Identification of Executive Officers.......................................................66
          (c) Audit Committee Financial Expert...........................................................66
Item 11.  Executive Compensation.........................................................................66
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.66
Item 13.  Certain Relationships and Related Transactions.................................................67
Item 14.  Principal Accountant Fees and Services.........................................................67
Item 15.  Exhibits and  Financial Statement Schedules....................................................67
          (a) Financial Statement Schedules..............................................................67
          (b) Exhibits...................................................................................67

SIGNATURES

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

We are a pioneer and a market leader in developing and manufacturing technology that helps ensure a safe and adequate blood supply and that assists blood banks and hospitals operate efficiently and in compliance with regulatory requirements. To that end, throughout our history, we have been engaged in manufacturing automated systems and single use consumables used in blood donation, blood processing, and surgical salvage of blood. We also develop associated data management technology.

We developed our first automated blood processing system in 1971 and for more than 30 years we have innovated products and services that improve the safety and practice of transfusion medicine. Our direct customers are blood and plasma collectors, hospitals and hospital service providers.

In fiscal year 2004 we embarked upon two strategies: 1) leveraging the core business to improve profitability and 2) expanding the business through internal R&D, marketing partnerships, and acquisition. As a result of strategy 2, we have broadened our core product portfolio to also include complementary products used by our blood collection and hospital customers. Also in fiscal year 2004, we reorganized into two global product families that address our ultimate customer (our customers' customer): blood donors and surgical patients. Within these product families we offer:

Donor Products

1) Our PCS(R) brand systems automate the collection of plasma from donors who are often paid a fee for their donation. The collected plasma is then generally processed into therapeutic pharmaceuticals.

2)    Blood bank systems:

      a) Our MCS(R) brand systems automate the collection of platelets from volunteer donors. The systems enable the donation of a larger volume of the donor's platelets, which are then generally given to cancer patients and others with bleeding disorders.

      b) Our ACP(R) brand systems automate the process used to freeze, thaw and wash red blood cells. The ACP systems can also be used to wash other cellular parts from red blood cells units before transfusion.

      c) We also contract manufacture sterile intravenous solutions for pharmaceutical customers. These solutions include generic drugs and other custom drug products.

3) Other MCS systems automate the collection of red cells from volunteer donors. These systems maximize the volume of red cells that can be collected from one blood donation, thus helping to alleviate blood shortages. The most predominant product in the red cell product line is our double red cell collection technology which allows for two units of red cells to be collected from one donor. Specialty protocols allowing for the simultaneous collection of a unit of red cells and a unit of plasma or a unit of red cells and a unit of platelets are also available in various parts of the world.

Patient Products

1) Surgical blood salvage systems, used during and after surgery to collect a patient's own blood for reinfusion, including:

      a) Our Cell Saver(R) brand systems for higher blood loss surgeries and trauma, and

      b) Our OrthoPAT(R) brand systems for lower, slower blood loss procedures, typically orthopedic surgeries.

      c) Our cardioPAT(TM) brand system for blood loss during and after beating heart surgeries or for blood loss after various coronary artery bypass graft ("CABG") surgeries. The cardioPAT is our newest blood salvage system. The cardioPAT system entered limited market release in April 2005.

Our principal operations are in the U.S., Europe, and Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as some independent distributors and agents.

In fiscal year 2005, we remained focused on increasing sales of our newer red cell collection technology and orthopedic surgical blood salvage system. In addition to these existing product lines, however, we also prepared to expand the business by completing our Core Competency Review Process which was initiated in fiscal year 2004. The objective of the Core Competency Review was to determine what competencies we uniquely possess that can be leveraged to grow our business. We identified three: superior service, manufacturing process management, and innovation. Finally, in fiscal year 2005, we focused resources on five new products for introduction in fiscal year 2006.

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

The financial information required for the business segment is included herein in Note 16 of the financial statements, entitled SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION.

(c) Narrative Description of the Business

      (i)   Products

We develop and market a variety of automated systems for blood donors and patients world wide that collect, process, and surgically salvage their blood. We also market data management systems through our subsidiary, Fifth Dimension Information Systems ("Fifth Dimension") to promote efficient and compliant operations of blood collectors, principally plasma collectors.

All of our blood systems involve the extracorporeal processing of human blood, which is made up of components called red blood cells, plasma, platelets, and white blood cells. Doctors today generally treat patients with a transfusion of only the blood component needed, rather than with whole blood. The different components have different clinical applications. For example, plasma derived products treat a variety of illnesses and hereditary disorders such as hemophilia; red cells treat trauma patients or patients undergoing major surgeries involving high blood loss such as open heart surgery or organ transplant, and platelets treat cancer patients undergoing chemotherapy.

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

With our surgical blood salvage systems, medical teams can collect blood lost by a surgical patient during or after the surgery, clean it, and make it available for transfusion back to the patient. These systems ensure that elective surgery will not be cancelled due to lack of available blood, and that a patient receives the safest blood possible - his or her own.

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

Until automated plasma collection technology was pioneered and introduced by our Company in the 1980s, plasma for fractionation was collected manually. Manual collection was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Currently the vast majority of plasma collections worldwide are performed using automated collection technology because it is safe and cost-effective. We market our PCS2 automated plasma collection systems to commercial plasma collectors as well as not-for-profit blood banks and government affiliated plasma collectors worldwide.

We offer "one stop shopping" to our plasma collection customers, enabling them to source from us the full range of products necessary for their plasma collection operations. To that end, in addition to providing plasma collection equipment and disposables, we offer plasma collection containers, intravenous solutions necessary for plasma collection and storage, and data management technology to automate plasma collectors' operations. Data management is supplied through our subsidiary, Fifth Dimension, a leading provider of information management products and services for plasma collectors and fractionators. A majority of plasma collectors currently use manual systems to track their donors and collected plasma. Fifth Dimension's sales are recorded in the miscellaneous and service revenue line, although the majority of its sales currently are to plasma collectors. Our strategy is to expand Fifth Dimension's sales to not-for-profit blood collectors. We made initial headway into this strategy in late fiscal year 2005 with an agreement to support the U.S. Department of Defense's Blood Management Software System.

Blood Bank Systems

      The Blood Collection Market for Transfusion

There are millions of blood donations throughout the world every year to obtain blood products for transfusion to surgical, trauma, or chronically ill patients. In the U.S. alone approximately 14 million units of blood are collected each year.

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

Most donations worldwide are non-automated procedures (also referred to as "manual donations"). In a manual donation, a person donates about a pint of whole blood, bleeding by gravity directly into a blood collection bag. After the donation, a laboratory worker manually processes the blood and separates it into its constituent parts: red cells, platelets and plasma. One pint of whole blood contains one transfusible dose of red cells, one-half to one transfusible dose of plasma, and one-fifth to one-eighth transfusible dose of platelets.

We do not sell blood collection disposables for the large, non-automated part of the blood collection market for transfusions. Abbott Laboratories, Baxter International, Pall Corporation, Terumo and others supply this market with whole blood collection supplies such as needles, plastic blood bags, solutions and tubing.

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

Today in the U.S., automated collection systems are used annually to collect more than 550,000 red cell units and about 1.5 million platelet units (called "single donor" platelets.) One donation from a single donor can produce enough platelets for a transfusible dose as compared to a pooled platelet that combines platelet fractions from 5-8 different whole blood donors).

Our products currently address the small part of the blood collection market that uses automation to enhance blood collection safety and efficiency, as well as regulatory compliance. Though we compete against large companies including Baxter International and Gambro BCT, we are the only company whose business is predominantly focused on automated blood collection.

      Automated Platelet Collection Systems

Automated platelet collection systems collect one or more therapeutic "doses" of platelets during a single donation by a volunteer blood donor. Platelets derived from non-automated donations of whole blood (also called manual collections) must be "pooled" together with platelets from 5 to 8 other manual donations to make a single therapeutically useful dose because platelets are only a very small portion of whole blood volume. We invented the automation of platelet collection, resulting in improved platelet yields and improved patient safety.

Platelet therapy is frequently used to alleviate the side effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. Physicians who prescribe platelet therapy have increasingly turned to "single donor" platelet products (i.e., enough platelets collected from a single donor, during an automated collection procedure, to constitute a transfusible dose) to minimize a patient's exposure to multiple donors and possible blood-borne diseases.

Related products that improve safety of platelets

      Bacterial Detection

Over the past two years, bacterial detection of platelets has become an important trend in the transfusion industry. To reduce risks to patients receiving transfusions, the U.S. has implemented requirements that all platelets be tested for bacteria and several European blood collection agencies are evaluating bacterial screening. Bacterial contamination is one of the most common causes of transfusion-related death, but it also has other risks which can result in longer hospitalization. In February 2004, we reached an agreement with Hemosystem SA to market its bacterial screening technology, Scansystem(R) in Europe, the Middle East, Africa, and Latin America for the next three years. As part of the agreement, we also assumed right of first refusal to market the product in major Asian countries. Local European evaluations of Scansystem are ongoing. Additionally, in the fourth quarter of fiscal year 2004, we announced U.S. regulatory clearances for two blood sampling systems. The systems are specifically designed to facilitate the collection of a sample of platelets for the bacterial detection test. One system is integrated into our platelet collection disposable kit and the other system can be used to sample platelets collected through any other means.

      Pathogen Reduction

Pathogen reduction technologies are processes to eliminate or reduce pathogens, including viruses and bacteria, from blood prior to its transfusion to patients. Pathogen reduction has been discussed by the transfusion community for many years, and is in various stages of development and/or commercialization by several companies, not including Haemonetics. In December 2001 we entered into an agreement with Baxter International, Inc. ("Baxter") to enable us to seamlessly integrate our platelet collection systems with InterSOL which is a platelet storage solution for use with the INTERCEPT(R) Platelet System for pathogen reduction of platelets. To date, pathogen reduction of platelets is not routinely practiced in most countries. However, because of our agreement with Baxter we are poised to participate in this market should there be a trend toward pathogen reduction.

      Automated Blood Cell Processing Systems

Our cell processing business is based on technology that enables users to add and remove solutions or other substances to and from blood components. We have several technologies that support this business.

The most significant technology allows the freezing and thawing of blood to enable blood banks to better manage their red cell inventory. Although it has been possible for many years to freeze red cells for up to ten years, the freezing and thawing processes took place in a manual, open-circuit system, which exposed red cells to the potential for bacterial contamination. Once the cells were thawed, they had to be transfused within 24 hours. The ACP215 automated cell processing system extends thawed cells' shelf life to 14 days by performing the freezing and thawing processes in an automated, closed-circuit technology.

Automated Red Cell Collection Systems

See the section above entitled "Blood Bank Systems: Blood Collection for Transfusion" to learn about the market for our red cell collection systems.

Automated red cell collection, a market we created, allows for the safe and efficient collection of more red cells from a single blood donor than from manual, whole blood collections. Most red cells are derived from manual collection of whole blood, after which the components are separated. However, this manual procedure involves time-consuming, error-prone secondary handling and processing in a laboratory that tax a blood collector's limited resources. Red cell shortages are a common problem plaguing many healthcare systems worldwide, particularly the U.S.

Our MCS brand systems help blood collectors address their operational challenges. The system automates the blood separation function, eliminating the need for laboratory processing and enables the collection of two transfusible doses of red cells from a single donor thus alleviating blood shortages. We call this our two unit protocol or double red cell collection.

In addition to the two unit protocol, blood collectors can use the MCS brand system to collect either one unit of red cells and a "jumbo" (double) unit of plasma or one unit of red cells and one unit of platelets from a single donor or they may leukoreduce their two unit red cell collections. Leukoreduction is the removal of potentially harmful white blood cells from the blood. Leukoreduction has been adopted in many countries worldwide, and an estimated 80% of all red cells in the U.S. are now leukoreduced.

During fiscal year 2005, blood shortages continued and blood banks continued their adoption of double red cell collection. United Blood Services, the second largest collector of blood in the U.S., expanded its automated red cell program to include our leukoreduction red cell collection kit. Throughout the year, the American Red Cross also expanded its use of our technology. The American Red Cross finished the fiscal year collecting approximately 3% of its red cell units on our technology.

Since fiscal year 2003, we directed research and development resources to our next generation automated red cell collector, called the Cymbal device (formerly known as the Red Cell Collector). The Cymbal system is an automated device to collect and process two units of red cells from donors which is smaller, lighter and more portable than our current red cell collection technology. We continued to advance the Cymbal system in fiscal year 2005. We expect CE marking of this device during fiscal year 2006.

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

Surgical blood salvage is also a cost effective alternative for hospitals compared to the total cost of transfusing donor blood. Blood shortages have also reinforced the benefits of surgical blood salvage. As hospitals are forced to consider canceling elective surgeries due to unavailability of blood, they can turn to surgical blood salvage as a means of conserving their blood supply for other patients.

We pioneered the first surgical blood salvage systems. Today, we market the Cell Saver brand system which is targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries, as well as the OrthoPAT system which is targeted to orthopedic procedures that involve slower, lower volume blood loss that often occurs well after surgery. We are currently in the early stages of introducing the cardioPAT system for use in open heart surgeries when there is less blood loss.

In fiscal year 2003, we announced a marketing agreement with Augustine Medical Corporation International (a subsidiary of Arizant, Inc.) under which we now market the Bair Hugger(R) surgical patient warming system in Japan. The Bair Hugger system is a device and disposable blanket that warms a patient before, during, and after surgery so that the patient's body temperature remains stable. Published clinical studies demonstrate that maintaining normal body temperatures during surgery can reduce the incidence of wound infection, bleeding, cardiac events, and mortality. In fiscal year 2005, we renegotiated this contract, extending it another three years and adding marketing of the Ranger(R) product in Japan. The Ranger product is a fluid warming system for surgical patients.

      (ii) Revenue Detail

We discuss our revenues using the following categories:

Disposables (the consumables used in blood collecting, processing, and salvaging and fees for the use of our equipment.) Equipment (the sale of devices) Miscellaneous and Service (including Fifth Dimension software management systems and service contracts)

In fiscal year 2005, sales of disposable products accounted for approximately 89.3% of net revenues. Sales of our disposable products were 5.3% higher in 2005 than in 2004 and grew at a compound average annual growth rate of 5.7% for the three years ended April 2 2005. The favorable effects of foreign exchange contributed 5.0% of the 5.3% increase in net sales during fiscal year 2005 with the remaining 0.3% increase resulting from increases in disposable revenues across our blood bank, red cell and surgical and product lines due to unit increases and product mix shifts. These increases were almost entirely offset by decreases in our plasma product line. Sales of equipment accounted for approximately 5.4% of net revenues in fiscal year 2005 and approximately 4.6% in fiscal year 2004. The increase in equipment revenue during fiscal year 2005 is largely attributable to the sale of MCS+ red cell collection devices to the American Red Cross in the first quarter of fiscal year 2005).

Service and other miscellaneous revenues accounted for approximately 5.3% and 6.0% of net revenues in fiscal year 2005 and fiscal year 2004, respectively. The decrease during fiscal year 2005 was due to reduced software revenue from Fifth Dimension. Fifth Dimension currently sells its products primarily to plasma customers who have been negatively impacted by the recent volatility and consolidation in the worldwide commercial plasma collection market.

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

In fiscal year 2005, for the fifth consecutive year, we received the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of firms' actual performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

      (iv) United States

In fiscal year 2005, approximately 34.3% of consolidated net sales were generated in the U.S. where we use a direct sales force to sell the majority of our products. We have an exclusive distribution agreement with Zimmer Holdings Inc. for the sale and marketing of the OrthoPAT system within the U.S.

      (v) Outside the United States

In fiscal year 2005, approximately 65.7% of consolidated net revenues were generated through sales to non-U.S. customers. Our direct sales force in Europe and Asia includes full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. We also use various distributors to market our products in South America, the Middle East, and parts of Europe and the Far East.

      (vi) Research and Development

We operate research and development ("R&D") centers in Switzerland, Japan, and the United States, so that protocol variations are incorporated to closely match local customer requirements. In addition to the above R&D facilities, our Fifth Dimension subsidiary maintains development operations in Edmonton, Alberta, Canada.

Customer collaboration is also an important part of our technical strength and competitive advantage. We have built consulting relationships with a significant number of transfusion experts around the world. These individuals provide us with ideas for new products and applications, enhanced protocols, and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.

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

Our expenditures for R&D were $20.0 million for fiscal year 2005(5.2% of sales), $17.4 million for fiscal year 2004(4.8% of sales) and $19.5 million (5.8% of sales) for fiscal year 2003. All R&D costs are expensed as incurred. We expect to continue to invest resources in R&D.

In fiscal year 2005, R&D resources were allocated to completing work on a new surgical blood salvage device, the cardioPAT, enhancements to the MCS platelet collection platform, the Cymbal (formerly Red Cell Collector), two blood collection software systems - E*Interview and HaemoConnect, as well as several projects to enhance our current product portfolio. The cardioPAT surgical blood salvage system is a small, portable, and operator-friendly surgical blood salvage device designed to address lower volume blood loss during and after open heart surgery. This device entered limited market release in early fiscal year 2006. Our new MCS platelet collection protocol adds several new enhancements in response to customer feedback. This device entered clinical trials at the end of fiscal year 2005.

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

Some component manufacturing is performed by outside contractors according to our specifications. We maintain important relationships with two Japanese manufacturers that provide finished consumables in Singapore, Japan, and Thailand. Certain parts and components are purchased from various single sources. If necessary, we believe that, in most cases, alternative sources of supply could be identified and developed within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations. All of our equipment and disposable manufacturing sites are certified to the ISO 13485 standard and to the Medical Device Directive allowing placement of the CE mark of conformity.

Each blood processing machine is designed in-house and assembled from components that are either manufactured by us or by others to our specifications. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements. During fiscal year 2005, we manufactured approximately 83% of our equipment. The remainder was manufactured for us by outside contractors.

We have established a Customer Oriented Redesign for Excellence ("CORE") program, which is based on the tenets of Total Quality of Management ("TQM") and using Six Sigma Statistic methods. This program's goals include: 1) improving customer satisfaction through top quality and on-time deliveries, 2) lowering production costs, and 3) optimizing inventories.

      (viii) Intellectual Property

We hold patents in the United States and many international jurisdictions on some of our machines, processes, disposables and related technologies. These patents cover certain elements of our systems, including protocols employed in our equipment and certain aspects of our processing chambers and disposables. Our patents may cover current products or may be defensive in that they are directed to technologies not yet embodied in our current products. We also license patent rights from third parties that cover technologies that we use or plan to use in our business. We consider our patent rights to be important to our business. To maintain our competitive position, we rely on the technical expertise and know-how of our personnel and on our patent rights. We pursue an active and formal program of invention disclosure and patent application in both the United States and international jurisdictions. We own various trademarks that have been registered in the United States and certain other countries.

Our policy is to obtain patent and trademark rights in the U.S. and foreign countries where such rights are available and we believe it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. We cannot assure that pending patent and trademark applications will result in issued patents and trademarks, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that our patents will not be found to be invalid.

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

We innovated the plasma collection market. Prior to our invention of the PCS system, plasma was collected manually, posing significant risks to donors. In the automated plasma collection markets, we compete with Baxter International, Inc. on the basis of quality, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. To a much lesser degree, our automated systems also compete with manual collection systems, which are less expensive, but are also slower, less efficient, and clinically riskier. Baxter has pursued a strategy of developing plasma collection sites and acquiring collection centers, which has altered the competitive landscape and affected our sales. In October 2003, Baxter acquired our largest U.S. plasma customer, Alpha Therapeutic Corporation ("Alpha"). Upon Baxter's announcement of its acquisition of Alpha's business, Baxter closed 38 of 41 of the former Alpha centers and sold the remaining three centers. (These three centers remain Haemonetics' customers.) While Baxter has closed some of its plasma collection centers, there can be no assurance that it will not acquire other plasma collection centers, some of which may currently use our collection technology.

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

Our most recent innovation is automated red cell collection which we pioneered in the late 1990s. We preceded one competitor, Gambro BCT, Inc. to market by 2 years, and the other competitor, Baxter, to market by six years. However, it is important to note that currently less than 1% of the forty million red cells collected worldwide and about 4% of the fourteen million red cells collected in the U.S. annually are collected via automation. So, we more often compete with traditional (manual) methods of deriving red cells by collecting and separating a pint of whole blood on the basis of total cost, process control, product quality, and inventory management.

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

      (x) Seasonality

Net revenues have historically been higher in the second half of our fiscal year, reflecting principally the seasonal buying patterns of our customers. This has proven true in four of our last five fiscal years with the exception being fiscal year 2003 where the second half of our fiscal year had slightly lower revenues due principally to market conditions in plasma.

      (xi) Government Regulation

The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research ("CBER") and the Center of Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration ("FDA"), and other non-United States regulatory bodies.

All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved Pre-market Approval Application ("PMA"). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous ("IV") solutions marketed by us for use with our automated systems (blood anticoagulants and solutions for storage of red blood cells) require us to obtain from CBER an approved New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA"). A 510(k) pre-market clearance indicates FDA's agreement with an applicant's determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may take up to 24 months and involves the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) approvals because the FDA review process is more complicated.

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

      (xiii) Employees

As of April 2, 2005, we employed 1,546 persons assigned to the following functional areas: manufacturing, 791; sales and marketing, 226; general and administrative, 202; research and development, 138; and quality control and field service, 189. We consider our employee relations to be satisfactory.

      (xiv) Availability of Reports and Other Information

All of our corporate governance materials, including the Principles of Corporate Governance, the Business Conduct Policy and the charters of the Audit, Compensation, and Nominating and Governance Committees are published on the Investor Relations section of our website at http://www.haemonetics.com/site/content/investor/corp_gov.asp. Such information is also available in print to any shareholder who requests it. All requests should be directed to our Company's Secretary. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

The financial information required by this item is included herein in Note 16 of the financial statements, entitled Segment, Geographic and Customer Information. Sales to the Japanese Red Cross accounted for 23.7% of net revenues in fiscal year 2005. No other customer accounted for more than 10% of our net revenues. For more information concerning significant customers, see subheading of Note 2 of the financial statements, entitled, Concentration of Credit Risk and Significant Customers.

Cautionary Statement

Statements contained in this report, as well as oral statements we make which are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed," and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers' ordering patterns, the effect of industry consolidation especially as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 2. PROPERTIES

Our main facility is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet is devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 68,000 square feet to administrative and research and development activities and 7,000 square feet is available for expansion. See
Note 7 to the financial statements for details of our mortgage on the Braintree facility.

On property adjacent to the Braintree facility we lease 43,708 of additional office space. This facility is used for sales, marketing, finance and other administrative services. Annual lease expense for this facility is $591,842.

We lease an 81,850 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations. Annual lease expense is $311,330 for this facility.

We own a facility in Bothwell, Scotland used to manufacture disposable components for European customers. The original facility is approximately 22,200 square feet. An addition of 18,000 square feet is currently under construction with occupancy planed for early fiscal year 2006. This expansion will provide 10,000 square feet of warehouse space replacing space currently leased for this purpose.

We own a facility in Union, South Carolina. This facility is used for the manufacture of sterile solutions to support our blood bank (component therapy) and plasma businesses. Additionally, this facility is engaged in contract manufacturing of other sterile solutions for veterinary and pharmaceutical customers. The facility is approximately 69,300 square feet.

We also lease a 61,000 square foot facility in Avon, Massachusetts. This facility is used for warehousing and distribution of products. Annual lease expense for this facility is $370,671.

Fifth Dimension, which develops and markets software for the blood bank and plasma business, leases 13,799 square feet of office space in Edmonton, Alberta, Canada. Annual lease expense if $161,906.

We also lease sales, service, and distribution facilities in Japan, Europe (Austria, Belgium, Czech Republic, France, Germany, Italy, Sweden, Switzerland, the Netherlands, and United Kingdom), China, Hong Kong and Taiwan to support our international business.

ITEM 3. LEGAL PROCEEDINGS

We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.

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

On January 21, 2004, we filed a claim for binding arbitration against Baxter, seeking an arbitration award that compels Baxter to honor numerous supply contracts it assumed when Baxter purchased the plasma collection operations of Alpha Therapeutic Corporation, our largest plasma customer, or to pay us damages. The matter was tried before an arbitration panel for three weeks ending April 1, 2005. The arbitration panel issued its decision on May 20, 2005 and awarded the Company $27.8 million in damages plus legal costs

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ALICIA R. LOPEZ joined our Company in 1988 as General Counsel and Director of Human Resources. Throughout her career at Haemonetics, Ms. Lopez has held various executive positions with responsibilities over legal, human resources, administration, regulatory affairs, and investor relations. Since 1990, she has served as Secretary to the Board of Directors. In 2000, Ms. Lopez was appointed Senior Vice President. In 2003, Ms. Lopez was named Vice President and General Counsel and in 2004 she was promoted to General Counsel and Vice President of Administration. Prior to joining our Company, Ms. Lopez was a litigation associate with the law firm of Sullivan & Worcester.

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

DR. MARK POPOVSKY joined our Company in 2000 as Senior Vice President and Corporate Medical Director. Prior to joining our Company, he served in the capacity of Chief Medical Officer & Chief Executive Officer at the American Red Cross - New England Region for 15 years. He is currently an Associate Professor of Pathology at Harvard Medical School and Beth Israel Deaconess Medical Center in Boston. Dr. Popovsky received his transfusion medicine training at the National Institutes of Health and Mayo Clinic. At Mayo Clinic he was the Director of Transfusion & Intravenous Services for 3 years. He serves on 7 editorial boards and is the author of more than three hundred peer-reviewed publications in transfusion medicine.

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

WILLIAM STILL joined our Company in 2004 as Vice President of Strategic Marketing and Business Development. Prior to joining our Company, Mr. Still was Senior Director, Business Development for Advanced Respiratory Inc. From 1996 to 2001, he was with St. Jude Medical, most recently holding the position of Sr. Associate, Business Development. Mr. Still has also held the position of Finance Manager for St. Jude's Cardiac Surgery Group.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

                                                    ---------------------------------------------------------------
                                                    First Quarter   Second Quarter   Third Quarter   Fourth Quarter
-------------------------------------------------------------------------------------------------------------------
         Fiscal year ended April 2, 2005:
-------------------------------------------------------------------------------------------------------------------
Market price of
   Common Stock
   High                                                $31.70           $33.25           $37.25          $45.23
   Low                                                 $24.95           $26.52           $31.50          $34.07
----------------------------------------------
         Fiscal year ended April 3, 2004:
----------------------------------------------
Market price of
   Common Stock
   High                                                $23.75           $24.30           $24.00          $32.50
   Low                                                 $17.35           $16.30           $21.70          $23.52
----------------------------------------------

There were approximately 461 holders of record of the Company's common stock as of May 9, 2005. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

            Haemonetics Corporation and Subsidiaries Five-Year Review
                 (in thousands, except share and employee data)

Summary of Operations                                       2005             2004            2003           2002             2001
-------------------------------------------------------------------       ---------       ---------      ---------        ---------
Net revenues                                              $ 383,598       $ 364,229       $ 336,956      $ 319,969        $ 293,860
Cost of goods sold                                          185,722         190,693         182,260        165,135          151,447
                                                          ---------       ---------       ---------      ---------        ---------
Gross profit                                                197,876         173,536         154,696        154,834          142,413
                                                          ---------       ---------       ---------      ---------        ---------
Operating expenses:
 Research and development                                    19,994          17,398          19,512         19,512           19,039
 Selling, general and administrative                        118,039         108,845          97,705         88,874           86,734
 Acquired research and development                               --              --              --         10,000           18,606
 Other unusual charges                                           --              --              --             --            4,614
                                                          ---------       ---------       ---------      ---------        ---------

Total operating expenses                                    138,033         126,243         117,217        118,386          128,993
                                                          ---------       ---------       ---------      ---------        ---------

Operating income                                             59,843          47,293          37,479         36,448           13,420
Other income (expense), net                                      (2)         (1,481)          1,128          2,057            3,906
                                                          ---------       ---------       ---------      ---------        ---------

Income before provision for income taxes                     59,841          45,812          38,607         38,505           17,326
Provision for income taxes                                   20,202          16,492          10,228         10,782           10,090
                                                          ---------       ---------       ---------      ---------        ---------

Income before cumulative effect of a change
in accounting principle                                      39,639          29,320          28,379         27,723            7,236
                                                          ---------       ---------       ---------      ---------        ---------

Cumulative effect of a change in accounting
principle                                                        --              --              --          2,304(a)            --
                                                          ---------       ---------       ---------      ---------        ---------

Net income                                                $  39,639       $  29,320       $  28,379      $  30,027        $   7,236
                                                          =========       =========       =========      =========        =========

Income per share:
 Basic                                                    $    1.55       $    1.20       $    1.15      $    1.15        $    0.29
 Diluted                                                  $    1.52       $    1.19       $    1.13      $    1.11        $    0.28

Weighted average number of shares                            25,523          24,435          24,591         26,214           25,299
Common stock equivalents                                        622             260             457            941              706
                                                          ---------       ---------       ---------      ---------        ---------
Weighted average number of common and common
equivalent shares                                            26,145          24,695          25,048         27,155           26,005
                                                          =========       =========       =========      =========        =========

Financial and Statistical Data:                              2005            2004            2003           2002             2001
-------------------------------------------------------------------       ---------       ---------      ---------        ---------
Working capital                                           $ 255,689       $ 185,606       $ 122,880      $ 148,737        $ 139,717
                                                          ---------       ---------       ---------      ---------        ---------

Current ratio                                                   3.9             2.9             2.2            2.8              2.8
Property, plant and equipment, net                        $  69,337       $  78,030       $  83,987      $  84,877        $  83,251
                                                          ---------       ---------       ---------      ---------        ---------

Capital expenditures                                      $  17,530       $  13,862       $  16,715      $  23,509        $  16,146

Depreciation and amortization                             $  27,756       $  30,149       $  28,431      $  25,616        $  24,499
                                                          ---------       ---------       ---------      ---------        ---------

Total assets                                              $ 467,757       $ 407,394       $ 359,485      $ 364,921        $ 345,314
Total debt                                                $  45,843       $  58,260       $  70,617      $  72,143        $  69,719
                                                          ---------       ---------       ---------      ---------        ---------

Stockholders' equity                                      $ 355,135       $ 279,749       $ 223,237      $ 236,824        $ 215,516
Return on average equity                                       12.5%           11.7%           12.3%          13.3%             3.5%
Debt as a % of stockholders' equity                            12.9%           20.8%           31.6%          30.5%            32.3%
                                                          ---------       ---------       ---------      ---------        ---------

Employees                                                     1,546           1,438           1,497          1,498            1,357
Net revenues per employee                                 $     248       $     253       $     225      $     214        $     217
                                                          ---------       ---------       ---------      ---------        ---------

(a) Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, which resulted in the recognition of $2.3 million as a cumulative effect of a change in accounting principle, net of tax. This amount is the change in the fair value of forward contracts related to forward points, which the Company excludes from its assessment of hedge effectiveness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We design, manufacture and market automated systems for the collection, processing and surgical salvage of donor and patient blood, including the single-use disposables used with our systems and related data management software. Our systems allow users to collect and process only the blood component(s) they target, plasma, platelets, or red blood cells, increasing donor and patient safety as well as collection efficiencies. Our systems consist of proprietary disposable sets that operate on our specialized equipment. Our data management systems are used by blood collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at commercial plasma and not-for-profit blood banks.

We either sell our devices to customers (equipment revenue) or place our devices with customers subject to certain conditions. When the device remains our property, the customer has the right to use it for a period of time as long as they meet certain conditions we have established, which among other things, generally include one or more of the following:

      o     Purchase and consumption of a minimum level of disposable products

      o     Payment of monthly rental fees

      o An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 89% of our total revenues for fiscal years 2005, 2004 and 2003.

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

Miscellaneous and service revenue includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings, as well as revenue from software sales.

Donor Products

      Plasma

            o Plasma collection systems - These systems are used by plasma collectors to collect the plasma component of a donor's whole blood. The plasma is sold to fractionators for processing into therapeutic pharmaceuticals and vaccines. Automated plasma collection is a safe and cost-effective improvement to manual (non-automated) plasma collection which is time-consuming, labor-intensive, produces relatively poor yields, and poses risk to donors. Currently the majority of plasma collections worldwide are automated collections.

      Blood Bank

            o Platelet collection systems - These systems are used by blood collectors to collect the platelet component of a donor's whole blood. Platelets are transfused to cancer patients whose platelets have been depleted as a result of chemotherapy. Before the advent of our platelet collection technology, the "pooling" or combination of platelets from six to eight different donors was the only alternative to prepare a single therapeutic dose for transfusion to a patient. Our MCS(R) line of products allows the collection of a sufficient number of platelets from only one donor to produce one or two therapeutic doses.

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

            o Intravenous solutions - We contract manufacture sterile intravenous solutions for pharmaceutical customers. These solutions include generic drugs and other custom drug products.

      Red Cell

            o Red Cell collection systems-These systems are used to automate the collection of red cells from blood donors with protocols that allow for the collection of two units of red cells, a unit of red cells and a unit of plasma, or a unit of red cells and a unit of platelets. The systems improve the blood collector's operational efficiency by increasing the volume of blood components collected per donation event and eliminating manual processing. The most frequently used red cell collection protocol collects twice the number of red cells than the traditional (non-automated) collection method and helps blood systems address red cell shortages that commonly plague health care systems.

Patient Products

      Surgical

            o Surgical blood salvage systems - These systems are used by hospitals to collect a patient's own blood during or after surgery for reinfusion to the patient, mitigating or eliminating the need for transfusion of donated blood. We market Cell Saver(R) brand systems for higher blood loss procedures such as cardiovascular surgeries and the OrthoPAT
                  (R) brand system for lower blood loss orthopedic surgeries. The cardioPAT brand system is our newest product, targeted at beating heart and other cardiovascular surgeries that result in bleeding during and after surgery.

Financial Summary

                                                           For the years ended
                                                ----------------------------------------      %Increase/    %Increase/
                                                 April 2,       April 3,       March 29,      (Decrease)    (Decrease)
(in thousands, except per share data)              2005           2004           2003          05 vs. 04     04 vs. 03
                                                ---------      ---------      ----------      ----------    ----------
Net revenues                                    $ 383,598      $ 364,229      $  336,956           5.3%         8.1%
Gross profit                                      197,876        173,536         154,696          14.0%        12.2%
   % of net revenues                                 51.6%          47.6%           45.9%

Operating income                                   59,843         47,293          37,479          26.5%        26.2%
   % of net revenues                                 15.6%          13.0%           11.1%

Provision for income tax                           20,202         16,492          10,228          22.5%        61.2%
   % of net revenues                                  5.3%           4.5%            3.0%

Net income                                      $  39,639      $  29,320      $   28,379          35.2%         3.3%
   % of net revenues                                 10.3%           8.0%            8.4%

Earnings per share-diluted                      $    1.52      $    1.19      $     1.13          27.7%         5.3%

Net revenues for fiscal year 2005 increased 5.3% over fiscal year 2004. The favorable effects of foreign exchange contributed 5.0% of the increase with the remaining 0.3% resulting from increases in disposable revenues across our blood bank, red cell and surgical product lines due to unit increases and product mix shifts. These increases were almost entirely offset by decreases in our plasma product line. Gross profit increased 14.0% over fiscal year 2004. The favorable effects of foreign exchange accounted for 9.8% of the increase in gross profit. The remaining 4.2% increase was due primarily to (i) a change in the mix of products being sold, ii) a decrease in depreciation on our equipment at customer sites and (iii) the excess and obsolete inventory provisions recorded in fiscal year 2004 related to the loss of our Alpha business and other matters. Operating income increased 26.5% over fiscal year 2004. The favorable effects of foreign exchange accounted for 27.8% of the increase. The remaining decrease of 1.3% resulted as gross profit improvements were more than offset by increases in operating expenses. Net income increased 35.2% over fiscal year 2004. The favorable effects of foreign exchange accounted for 28.9% of the increase. The remaining increase of 6.3% was due to a decrease in other expense, net, including interest expense and interest income, and lower tax expense.

Net revenues for fiscal year 2004 increased 8.1% over fiscal year 2003. The favorable effects of foreign exchange contributed 5.2% of the increase with the remaining 2.9% resulting from disposable increases in our blood bank, red cell, and surgical product lines and price increases, partly offset by decreases in our plasma product line. During fiscal year 2004, higher sales, the positive effects of foreign exchange, and cost reductions resulted in a gross profit increase of 12.2% and an operating income increase of 26.2% over fiscal year 2003. Net income increased 3.3% as compared to fiscal year 2003. This increase was a reflection of higher operating income partly offset by the increase in our income tax rate to 36% in fiscal year 2004 versus 26.5% in fiscal year 2003 due to a $4.0 million tax refund recorded during fiscal year 2003.

The comparisons to fiscal year 2004 are impacted by the fact that fiscal year 2004 included 53 weeks, while fiscal years 2005 and 2003 each included 52 weeks, resulting from the policy that we use to determine our fiscal year end. The 53rd week in fiscal year 2004 gave rise to both additional revenues and operating expenses.

Market Trends

Plasma Market

Despite the continued increase in demand for plasma derived pharmaceuticals, particularly intravenous immunoglobulin ("IVIG"), three significant factors have influenced demand in the worldwide commercial plasma collection markets:

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

      o In fiscal year 2005 fewer collection procedures were performed worldwide as a result of an oversupply of source plasma. In the U.S., our customers have recently observed an increase in the number of collection being performed by some customers. Accordingly, we believe that the inventory of source plasma has largely stabilized in the U.S. In Europe, we understand from customers that supply is beginning to come into alignment with demand and so we expect collections should level off in the near future. In Japan, there is a still an oversupply of plasma.

      o Reimbursement guidelines affect the demand for end product pharmaceuticals.

      o The newer plasma fractionation facilities make more efficient use of plasma in their production processes, utilizing less plasma to make similar quantities of pharmaceuticals and vaccines.

During the fourth quarter of fiscal year 2005, we entered into a long term supply agreement with ZLB Plasma Services ("ZLB") to be its exclusive provider of plasma collection technology in the U.S.

Blood Bank Market

Despite modest to moderate increases in the demand for platelets in our major markets, improved collection efficiencies that increase the yield of platelets per collection have resulted in a flat market for disposables.

We expect our sales of intravenous solutions that we produce under contract for pharmaceutical companies to level off in the near term.

Red Cell Market

Blood demands, a need for greater operating efficiency, and a stringent regulatory environment continue to drive demand for our red cell products. Our business continues to grow as we gain new customers and expand our penetration at existing customer sites. Additionally, our sales continue to increase as more customers have migrated to our higher-priced filtered disposable sets which support our customers' good manufacturing processes by reducing manual processing.

Surgical Market

The part of the U.S. surgical blood salvage market that is aimed at higher blood loss cardiovascular procedures is declining and may continue to decline due to improved surgical techniques minimizing blood loss and a decrease in the number of open-heart (bypass) surgeries performed. As technology improves, as seen by the continuous improvements made to coronary stents and angioplasty, the preference of surgeons may shift to minimally invasive surgical procedures, further reducing the number of open-heart surgeries performed.

The main driver of growth is the lower blood loss orthopedic procedures served by our OrthoPAT system. We sell the OrthoPAT system through a distributor in the U.S. and direct in our other major markets.

RESULTS OF OPERATIONS

Net Revenues
By geography

                                                                       %               %
                                                                   Increase /      Increase /
                       April 2,       April 3,       March 29,     (Decrease)      (Decrease)
(in thousands)           2005           2004           2003         05 vs. 04      04 vs. 03
                      ----------     ----------     ----------     ----------      ----------
United States         $  131,632     $  126,872     $  127,241            3.8%           (0.3)%

International            251,966        237,357        209,715            6.2            13.2
                      ----------     ----------     ----------     ----------      ----------
Net revenues          $  383,598     $  364,229     $  336,956            5.3%            8.1%
                      ==========     ==========     ==========     ==========      ==========

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Approximately 66%, 65% and 62% of our revenues were generated outside the U.S. during fiscal year 2005, 2004 and 2003, respectively. During fiscal years 2005, 2004 and 2003, revenues from Japan accounted for approximately 27%, 27% and 28% of our total revenues, respectively and revenues from Europe comprised approximately 30%, 30% and 26% of our total revenues, respectively. These sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. The favorable effects of foreign exchange resulted in a 5.0 % increase in sales, which was the majority of the 5.3% increase in total sales from fiscal year 2004 to 2005. From fiscal year 2003 to fiscal year 2004, the favorable effects of foreign exchange accounted for 5.2% of the 8.1% increase in total sales.

Please see section entitled "Foreign Exchange" in management's discussion for a more complete discussion of how foreign currency affects our business and our strategy to manage this exposure.

By product type

                                                                                   %                 %
                                                                               Increase/         Increase/
                                April 2,        April 3,       March 29,       (Decrease)       (Decrease)
(in thousands)                    2005            2004           2003          05 vs. 04         04 vs. 03
                              -----------     -----------     -----------     -----------       -----------
Disposables                   $   342,730     $   325,540     $   298,220             5.3%              9.2%

Misc. & service                    20,173          22,002          18,355            (8.3)             19.9
Equipment                          20,695          16,687          20,381            24.0             (18.1)
                              -----------     -----------     -----------     -----------       -----------
   Net revenues               $   383,598     $   364,229     $   336,956             5.3%              8.1%
                              ===========     ===========     ===========     ===========       ===========

Disposables revenue by product line

                                                                                   %                  %
                                                                               Increase/          Increase/
                                April 2,        April 3,       March 29,      (Decrease)         (Decrease)
(in thousands)                   2005             2004            2003         05 vs. 04         04 vs. 03
                              -----------     -----------     -----------     -----------       -----------
Donor:

Plasma                        $    97,250     $   114,346     $   114,436           (15.0)%            (0.1)%
Blood Bank                        130,427         112,209          99,921            16.2              12.3
Red Cells                          28,676          22,321          15,542            28.5              43.6
                              -----------     -----------     -----------     -----------       -----------

   Subtotal                   $   256,353     $   248,876     $   229,899             3.0%              8.3%

Patient:
Surgical                           86,377          76,664          68,321            12.7%             12.2%
                              -----------     -----------     -----------     -----------       -----------

Total disposables revenue     $   342,730     $   325,540     $   298,220             5.3%              9.2%
                              ===========     ===========     ===========     ===========       ===========

Donor

Donor products include the plasma, blood bank and red cell product lines. Disposable revenue for donor products increased 3.0% during fiscal year 2005 compared to fiscal year 2004 and 8.3% during fiscal year 2004 compared to fiscal year 2003.

Plasma

During fiscal year 2005, plasma disposable revenue decreased 15.0%. The favorable effects of foreign exchange resulted in a 4.3% increase. Of the 19.3% remaining decrease, 58% is attributable to the U.S., 17% to Europe, 13% to Asia and 12% to Japan. Worldwide, fewer plasma collections were performed during the current fiscal year due to an over supply of source plasma. In the U.S. some customer specific factors also contributed to lower unit sales, including the loss of our largest U.S. customer, Alpha Therapeutic Corporation ("Alpha"), half way through fiscal year 2004 and the closings early in fiscal year 2005 of certain plasma collection facilities by an another customer, ZLB.

During fiscal year 2004, plasma disposable revenues remained flat. The favorable effects of foreign exchange resulted in a 4.0% increase. An entirely offsetting decrease resulted in the latter half of the year with the loss of our largest U.S. customer, Alpha, partly offset by increases in Europe and Asia.

Blood Bank

During fiscal year 2005, blood bank disposable revenues increased 16.2%.The favorable effects of foreign exchange resulted in a 6.7% increase. Of the remaining 9.5% increase, 41% is attributable to the U.S., 28% to Asia and 27% to Japan. The increase in the U.S. was due to sales of intravenous solutions that we produce for pharmaceutical companies. The increase in Asia was due to lower than normal platelet collections during fiscal year 2004 due to the impact of the SARS virus. The increase in Japan was primarily due to a product mix shift from non-filtered platelet collection sets in fiscal year 2004 to higher-priced filtered sets in fiscal year 2005. Filtered sets include integrated blood filters to remove white cells from platelets.

During fiscal year 2004, blood bank disposable revenues increased 12.3%. The favorable effects of foreign exchange resulted in a 6.1% increase. The remaining 6.2% increase was a result of market share gains in Japan and Europe.

Red Cell

During fiscal year 2005, red cell disposable revenue increased 28.5%. The favorable effects of foreign exchange resulted in a 2.6% increase. Of the remaining 25.9% increase, 91% is attributable to the U.S. and 9% to Europe. The increases in both the U.S and Europe are primarily due to an increase in units sold and by a product shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood.

During fiscal year 2004, red cell disposable revenue increased 43.6%. The favorable effects of foreign exchange resulted in a 4.3% increase. Of the remaining 39.3% increase, 97% is attributable to the U.S., primarily due to an increase in units sold and by a product shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood.

Patient

Surgical

The surgical blood salvage product line has two major brand platforms: the Cell Saver(R) brand and the OrthoPAT(R) brand. During fiscal year 2005, disposable revenue for the surgical product line increased 12.7%. The favorable effects of foreign exchange accounted for a 5.1% increase with the remaining 7.6% increase attributable to increases in OrthoPAT disposable revenues.

Cell Saver disposables revenue increased 4.7% as compared to fiscal year 2004. The favorable effect of foreign exchange accounted for a 5.3% increase. The remaining 0.6% decrease was due to a reduction in U.S. unit sales partially offset by the favorable effect of price increases.

OrthoPAT disposable revenues increased 51.4%. The favorable effects of foreign exchange accounted for 4.1% of the increase. Of the remaining 47.3% increase, 61% is attributable to the U.S, 32% to Europe, and 5% to Japan. The increases are occurring as orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to patient pre-donation or donated blood during hip and knee replacements and other orthopedic surgeries and due to price improvements.

During fiscal year 2004, disposable revenue for the surgical product line, in total, increased 12.2%. The favorable effects of foreign exchange accounted for a 5.6% increase with the remaining 6.6% increase attributable to increases in OrthoPAT disposable revenues.

Other Revenues

                                                                                 %                 %
                                                                             Increase/         Increase/
                              April 2,       April 3,        March 29,       (Decrease)        (Decrease)
(in thousands)                  2005           2004            2003          05 vs. 04         04 vs. 03
                            -----------     -----------     -----------     -----------       -----------
Miscellaneous & Service     $    20,173     $    22,002     $    18,355            (8.3)%            19.9%
Equipment                        20,695          16,687          20,381            24.0             (18.1)
                            -----------     -----------     -----------     -----------       -----------

   Total other revenues     $    40,868     $    38,689     $    38,736             5.6%             (0.1)%
                            ===========     ===========     ===========     ===========       ===========

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, Fifth Dimension.

During fiscal year 2005, miscellaneous and service revenue decreased 8.3%. The favorable effects of foreign currency accounted for a 3.6% increase. Of the remaining 11.9% decrease, 74% was due to reduced software revenue from Fifth Dimension. Fifth Dimension currently sells its products primarily to plasma customers who have been negatively impacted by the recent volatility and consolidation in the worldwide commercial plasma collection market.

During fiscal year 2004, miscellaneous and service revenue increased 19.9%. The favorable effects of foreign currency accounted for a 4.3% increase. The remaining 15.6% increase resulted from several factors, most notably: (i) preventive maintenance contract increases in line with the increasing installed base of automated red cell collection devices, and (ii) increased software revenues from Fifth Dimension.

During fiscal year 2005, revenue from equipment sales increased 24.0%. The favorable effects of foreign exchange accounted for a 3.4% increase. The remaining increase of 20.6% was due to a large sale to a U.S. red cell customer during fiscal year 2005. Equipment sales fluctuate from period to period.

During fiscal year 2004, revenue from equipment sales decreased 18.1%. The favorable effects of foreign exchange accounted for a 6.8% increase. The remaining decrease of 24.9% was primarily attributable to fiscal year 2003 sales to a Japanese blood bank customer, to European plasma customers and to the U.S. military that were not duplicated in fiscal year 2004.

Gross profit

                                                                                     %               %
                                                                                 Increase/       Increase/
                               April 2,        April 3,        March 29,          Decrease       Decrease
(in thousands)                   2005            2004            2003            05 vs. 04       04 vs. 03
                              ----------      ----------      ----------         ----------     ----------
      Gross profit            $  197,876      $  173,536      $  154,696            14.0%           12.2%

       % of net sales               51.6%           47.6%           45.9%

During fiscal year 2005, gross profit increased 14.0%. The favorable effects of foreign exchange accounted for a 9.8% increase. The remaining 4.2% increase was due primarily to (i) a change in the mix of products being sold, ii) a decrease in depreciation on our equipment at customer sites and (iii) the excess and obsolete inventory provisions recorded in fiscal year 2004 related to the loss of our Alpha business and other matters.

During fiscal year 2004, gross profit increased 12.2%. The favorable effects of foreign exchange accounted for a 6.5% increase. The remaining 5.7% was due primarily to the impact of our higher sales including price increases.

Operating Expenses

                                                                                    %               %
                                                                                Increase/       Increase/
                                 April 2,        April 3,        March 29,       Decrease       Decrease
(in thousands)                     2005            2004            2003         05 vs. 04       04 vs. 03
                                ----------      ----------      ----------      ----------      ----------
Research and development        $   19,994      $   17,398      $   19,512            14.9%          (10.8)%

Selling, general and
administrative                     118,039         108,845          97,705             8.4            11.4
                                ----------      ----------      ----------      ----------      ----------

   Total operating expenses     $  138,033      $  126,243      $  117,217            9.30%           7.70%
                                ==========      ==========      ==========      ==========      ==========

% of net sales                        36.0%           34.7%           34.8%

Research and Development

During fiscal year 2005, research and development expenses increased 14.9%. The effect of foreign exchange accounted for 2.1% of the increase. Approximately 77% of the remaining 12.8% increase was due to the recognition of a $1.7 million in impairment charge during the third quarter of fiscal year 2005 to write down the value of a previously acquired intangible asset. (See Note 6 for more discussion).The majority of the remaining increase was due to increased new product spending during the second half of fiscal year 2005. The most significant amount of the increased spending was directed to our new, multi component collection and Cell Saver platforms.

During fiscal year 2004, research and development expenses decreased 10.8%. The effect of foreign exchange accounted for a 0.5% increase. Approximately 80% of the remaining 11.3% decrease was related to lower costs as a result of personnel reductions.

Selling, General and Administrative

During fiscal year 2005, selling, general and administrative expenses increased
8.4 %. The effect of foreign exchange accounted for 3.2% of the increase. The majority of the remaining 5.2% increase was due to (i) higher personnel-related expenses in marketing and sales to support our new products and a higher level of sales, (ii) increased legal costs, (iii) increased costs due to compliance with Section 404 of the Sarbanes/Oxley Act of 2002 and (iv) increased costs associated with the conversion of the newly awarded ZLB business to our devices. The effect of these higher costs was partially offset by a year over year decrease in expense due to the $2.7 million in severance costs during fiscal year 2004 as part of our reorganization.

During fiscal year 2004, selling, general and administrative expenses increased 11.4%. The effect of foreign exchange accounted for 6.8% of the increase. The remaining 4.6% increase was a result of the $2.7 million of severance costs recognized in fiscal year 2004 related to our reorganization.

Operating income

                                                                                     %                 %
                                                                                 Increase/         Increase/
                                April 2,       April 3,         March 29,       (Decrease)         (Decrease)
(in thousands)                    2005           2004             2003           05 vs. 04         04 vs. 03
                            ------------      -----------     -----------       ----------        -----------
Operating Income            $     59,843      $    47,293     $   37,479            26.5%            26.2%

   % of net sales                   15.6%            13.0%          11.1%

During fiscal year 2005, operating income increased 26.5%. The favorable effects of foreign exchange accounted for a 27.8% increase. The remaining 1.3% decrease is due to gross profit improvements that were offset by increases in operating expenses.

During fiscal year 2004, operating income increased 26.2%. The favorable effects of foreign exchange accounted for a 9.0% increase. The remaining 17.2% increase is a result of improving gross profit from sales increases and cost reductions and lower research and development spending partly offset by increased selling, general and administrative expenses due to our fiscal year 2004 reorganization.

Other income (expense), net

                                                                                       %                  %
                                                                                   Increase/          Increase/
                                 April 2,         April 3,        March 29,       (Decrease)         (Decrease)
(in thousands)                     2005             2004             2003         05 vs. 04           04 vs. 03
                               -----------      -----------      -----------      -----------       -----------
Interest expense               $    (2,361)     $    (2,903)     $    (3,495)           (18.7)%           (16.9)%
Interest income                      2,233            1,848            2,214             20.8             (16.5)

Other income(expense), net             126             (426)           2,409           (129.6)           (117.7)
                               -----------      -----------      -----------      -----------       -----------

   Total other (expense),
   income, net                 $        (2)     $    (1,481)     $     1,128            (99.9)%          (231.3)%
                               ===========      ===========      ===========      ===========       ===========

During fiscal year 2005, several factors contributed to the decrease in total other expense, net: (i) a decrease in interest expense as we had lower average debt outstanding as compared to fiscal year 2004, (ii) an increase in interest income due to higher cash balances during the year, partially offset by $0.6 million in interest income in fiscal year 2004 associated with an income tax refund and (iii) an increase in other income, net as a result of increases in points on forward contracts over fiscal year 2004. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

During fiscal year 2004, interest expense decreased due to lower average debt balances as nearly all of our long-term debt is at fixed rates. Interest income decreased due primarily to lower investment yields on higher average cash investment balances. Other expense, net increased due primarily to a decrease in income earned from points on forward contracts in fiscal year 2004.

Taxes

                                                                                       %              %
                                                                                   Increase/      Increase/
                                    April 2,        April 3,       March 29,      (Decrease)     (Decrease)
                                      2005            2004            2003         0 5vs. 04      04 vs. 03
                                    --------        --------       ---------      ----------     ----------
Reported Tax Rate                    33.8%            36.0%          26.5%           (2.2)%          9.5%

The reduction in the reported tax rate in fiscal year 2005 as compared to fiscal year 2004 resulted from several factors, including:

o     An increase in tax exempt interest income

o Higher current year U.S. export tax benefits, as well as additional export tax benefits realized in connection with the filing of our fiscal year 2004 tax return.

o A reduction in foreign taxes, due to the reversal of previously established tax reserves related to a local Japanese tax matter.

The reduction in the reported tax rate in fiscal year 2004 as compared to fiscal year 2003 resulted from a $4.0 million tax refund recorded in fiscal year 2003.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles ("GAAP") as outlined in Staff Accounting Bulletin ("SAB") No. 104 which requires that four basic criteria be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. We believe that our revenue recognition policy is critical because revenue is a very significant component of our results of operations.

We record software sales in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and in instances where services are essential to the functionality of the software, as is the case in the majority of Fifth Dimensions software sales, revenue is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

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

Goodwill and Other Intangible Assets

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased, with the excess value, if any, being classified as goodwill. In addition, as described in Notes 3 and 6 of our consolidated financial statements, as a result of our acquisitions, values were assigned to intangible assets for patented and unpatented technologies and customer contracts and related relationships. For those assets with finite lives, useful lives were assigned to these intangibles and they will be amortized over their remaining life. We review our intangible assets and their related useful lives at least once a year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. We conduct more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products.

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

In fiscal year 2005, we recognized an impairment charge of $1.7 million related to the excess of the carrying value over the fair market value of an intangible asset categorized as other technology. The impairment was triggered by our re-evaluation of our plans to deploy such technology.

Property, Plant and Equipment

Property, plant and equipment are depreciated over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets may significantly impact our depreciation expense on a prospective basis. Haemonetics equipment includes devices that we have placed at our customers under contractual arrangements that allow them to use the device in exchange for rental payments or the purchase of disposables. In addition to periodically reviewing the useful lives of these devices, we also periodically perform reviews to determine if a group of these devices is impaired. To conduct these reviews we must estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could have a significant impact on the value of equipment and our reported operating results.

Income Taxes

In preparing our consolidated financial statements, income tax expense is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. A valuation allowance is established and a corresponding additional income tax expense is recorded in our consolidated statement of income if their recovery is not likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. As of April 2, 2005, a valuation allowance of $0.4 million existed on our balance sheet. The total net deferred tax asset as of April 2, 2005 was $13.9 million.

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

Liquidity and Capital Resources

The following table contains certain key performance indicators that depict our liquidity and cash flow position:

                                                    April 2,      April 3,       March 29,
                                                      2005          2004           2003
                                                  ----------     ----------     ----------
(dollars in thousands)
Cash & cash equivalents                           $  185,815     $   79,467     $   49,885
Working capital                                   $  255,689     $  185,606     $  122,880
Current ratio                                            3.9            2.9            2.2
Net cash (debt) position (1)                      $  139,972     $   59,857     $  (20,773)
Days sales outstanding (DSO)                              70             76             80

Disposables finished goods inventory turnover            4.9            5.7            4.6

      (1) Net cash position is the sum of cash, cash equivalents and short-term investments less total debt.

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

                                                                For the years ended
                                                                                                           $                $
                                                                                                       Increase/        Increase/
                                                      April 2,        April 3,        March 29,       (Decrease)        (Decrease)
                                                        2005            2004             2003          05 vs. 04        04 vs. 03
                                                    -----------     -----------      -----------      -----------      -----------
                                                                   (In thousands)
Net cash provided by (used in):
    Operating activities                            $    71,207     $    76,771      $    46,978      $    (5,564)     $    29,793

    Investing activities                                 19,428         (48,682)          16,174           68,110          (64,856)

    Financing activities                                 14,531             718          (49,001)          13,813           49,719

    Effect of exchange rate changes on cash (1)           1,182             775              821              407              (46)
                                                    -----------     -----------      -----------      -----------      -----------

Net increase in cash and cash equivalents           $   106,348     $    29,582      $    14,972      $    76,766      $    14,610
                                                    ===========     ===========      ===========      ===========      ===========

Cash Flow Overview:

      (1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 2, 2005 versus April 3, 2004 and at April 3, 2004 versus March 29, 2003, the European currencies, primarily the Euro, and the Yen have strengthened against the U.S. dollar. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

FISCAL 2005 AS COMPARED TO FISCAL 2004

Operating Activities:

Net cash provided by operating activities decreased $5.6 million in 2005 due primarily to:

      o $14.0 million more cash used by inventory during fiscal year 2005 as inventory balances decreased during fiscal year 2004

      o $8.7 million more cash used due to increased income tax prepayments offset by;

      o $11.3 million more cash provided by net income adjusted for non-cash items

      o $7.5 million less cash used by accounts payable and accrued expenses due primarily to an increase in accrued income taxes in fiscal year 2005 versus fiscal year 2004

Investing Activities:

Net cash provided by investing activities increased $68.1 million as a result of:

      o $77.3 million from the liquidation of our short-term investments in fiscal year 2005.

      o $4.1 million from an increase in proceeds from the sale of property, plant and equipment, due primarily to a significant sale of our equipment to a red cell customer during fiscal year 2005 offset by;

      o $9.6 million in increased investments. We invested $5.0 million in the preferred stock of a private company, $0.6 million to secure a related license agreement and $4.0 million to acquire patents.

      o $3.7 million more capital expenditures during fiscal year 2005 as compared to fiscal year 2004.

During fiscal year 2005, we had capital expenditures of $17.5 million.

Financing Activities:

Net cash provided by financing activities increased by $13.8 million. The increase was due to:

      o $8.1 million in increased proceeds from stock option exercises during fiscal year 2005.

      o $5.7 million due to a fiscal year 2004 decrease in short-term debt in Japan for working capital purposes.

FISCAL 2004 AS COMPARED TO FISCAL 2003

Operating Activities:

Net cash provided by operating activities increased $29.8 million in 2004 due primarily to:

      o     a $2.7 million increase in net income adjusted for non-cash items,

      o a $12.1 million increase in cash provided from accounts receivable due to the timing of customer payments, particularly in Japan, with the 53rd week in fiscal year 2004, and

      o $14.8 million increase in cash provided by reduced investments in inventory.

Investing Activities:

Net cash used in investing activities increased $64.9 million as a result of:

      o $71.3 million in increased cash spent on short-term investments in fiscal year 2004 due to the reinvestment in fiscal year 2004 of investments liquidated in fiscal year 2003 offset by;

      o $0.8 million from an increase in proceeds in fiscal year 2004 as compared to fiscal year2003 from the sale of property, plant and equipment,

      o $2.8 million less cash spent on capital expenditures during fiscal year 2004, and

      o $2.8 million more spent in fiscal year 2003 for pathogen reduction technology.

During fiscal year 2004, we had capital expenditures of $13.9 million.

Financing Activities:

Net cash provided by financing activities increased by $49.7 million. The change was driven by the following factors:

      o $50.2 million repurchases of our stock in fiscal year 2003 and no repurchases in fiscal year 2004,

      o $13.2 million from increased stock option exercises in fiscal year 2004, and

      o a $13.7 million decrease in the short-term debt primarily in Japan for working capital purposes.

Contractual Obligations and Contingencies

A summary of our contractual and commercial commitments as of April 2, 2005, is as follows (for more information concerning our debt see Note 7 to the consolidated financial statements and for our operating lease obligations see
Note 9):

                                                      Payments Due by Period
                              ----------------------------------------------------------------------------
Contractual Obligations                       Less than 1
(in thousands)                   Total            year         1-3 years       3-5 years     After 5 years
                              -----------     -----------     -----------     -----------    -------------
Debt                          $    45,843     $    26,612     $    12,555     $     1,332     $     5,344
Operating Leases                   15,435           6,152           5,911           2,337           1,035
Purchase commitments*              47,766          47,068             698              --              --
                              -----------     -----------     -----------     -----------     -----------
Total                         $   109,044     $    79,832     $    19,164     $     3,669     $     6,379
                              ===========     ===========     ===========     ===========     ===========

* Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment and for the purpose of manufacturing our products including contract manufacturers, specifically Nova Biomedical, for the purchase of devices and JMS Co. LTD, and Kawasumi Laboratories for the manufacture of certain disposable products. The majority of our operating expense spending does not require any advance commitment.

Contingent Commitments

As a result of our fiscal year 2005 license arrangement for blood processing technology, our fiscal year 2002 acquisition of Fifth Dimension, and our fiscal year 2002 agreement with Baxter related to pathogen reduction technology, we are contingently obligated to make certain payments. The fiscal year 2005 license arrangement involves certain potential payments of up to $12.4 million if the technology reaches certain performance milestones. In addition, if the specified deliverables are completed, the agreement calls for minimum royalty payments for future commercial sales of products that incorporate this technology. The Fifth Dimension acquisition involves certain potential payments of up to $4.1 million (of which $2.0 million has already been paid). Therefore our current potential obligation is $2.1 million should sales of the Fifth Dimension software products exceed certain cumulative levels prior to the end of fiscal year 2008. The pathogen reduction agreement calls for us to make total potential payments of up to $14.5 million as regulatory approvals are received in various markets. Out of the $14.5 million of potential payments, we paid $3.8 million in the fourth quarter of fiscal year 2003 as initial regulatory approvals were obtained in the European market. No payments were made in fiscal year 2005 or fiscal year 2004. If and when additional approvals are obtained, we will capitalize these payments as other technology, an intangible asset and amortize over their useful life.

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

The favorable or (unfavorable) changes are in comparison to the same period of the prior year. A favorable change is presented when we will obtain relatively more U.S. dollars for each of the underlying foreign currencies than we did in the prior period. An unfavorable change is presented when we obtain relatively fewer U.S. dollars for each of the underlying foreign currencies than we did in the prior period. These indexed hedge rates impact sales, and as a result also gross profit, operating income and net income, in our consolidated financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results

                                                                Composite Index          Favorable / (Unfavorable)
                                                                Hedge Spot Rates          Change versus Prior Year
                                                           ------------------------       ------------------------
                 FY2002                          Q1                   0.99                          5.2%
                                                 Q2                   0.97                          3.3%
                                                 Q3                   1.01                         (8.6%)
                                                 Q4                   1.05                         (7.5%)
                                                           ------------------------       ------------------------
                 2002              Total                              1.00                         (2.0%)

                 FY2003                          Q1                   1.09                         (8.9%)
                                                 Q2                   1.08                        (10.3%)
                                                 Q3                   1.10                         (8.1%)
                                                 Q4                   1.17                        (11.0%)
                                                           ------------------------       ------------------------
                 2003              Total                              1.11                         (9.5%)

                 FY2004                          Q1                   1.13                         (3.6%)
                                                 Q2                   1.05                          3.6%
                                                 Q3                   1.06                          3.2%
                                                 Q4                   1.01                         15.9%
                                                           ------------------------       ------------------------
                 2004              Total                              1.06                          4.9%

                 FY2005                          Q1                   0.97                         15.7%
                                                 Q2                   0.99                          5.1%
                                                 Q3                   0.92                         15.5%
                                                 Q4                   0.89                         14.1%
                                                           ------------------------       ------------------------
                 2005              Total                              0.94                         12.7%

                                                           ------------------------       ------------------------
                 FY2006                          Q1                   0.92                          5.2%
                                                 Q2                   0.91                          9.1%
                                                 Q3                   0.87                          5.7%
                                                 Q4                   0.86                          2.8%
                 2006              Total                              0.89                          5.1%

                 FY2007                          Q1                   0.89*                         4.5%

      NOTE: Represents hedges for April and May FY07.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Shared-Based payments", ("SFAS No. 123R") which is a revision of FASB Statement No. 123, ("SFAS No. 123") Accounting for Stock Based Compensation. SFAS No. 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective with our fiscal year 2007. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on the results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. We are currently evaluating which fair value method we will use to adopt the requirements of SFAS No. 123R. However, had we adopted SFAS No.

123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

The FASB recently issued, FASB Statement SFAS No. 151, "Inventory Costs," ("SFAS No. 151") an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter
4. The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. It also clarifies that the required allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We will adopt SFAS No. 151 on April 3, 2005 at the beginning of our fiscal year 2006. The clarification provided by SFAS No. 151 is consistent with our current accounting policy, and accordingly we expect no impact from the adoption of this statement.

In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. The AJCA provides a deduction from income for qualified domestic production activities that will be phased in beginning in 2006 and fully implemented in 2010. The AJCA also provides a two-year phase-out for the existing extra-territorial income exclusion on foreign sales. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004. It is our intent to maximize this deduction and we are currently evaluating the impact this will have on our future consolidated statements of income and financial position.

The AJCA also provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction, provided certain criteria are met. At this time it is not practical to determine if this temporary incentive is appropriate for us or to estimate the amount of tax that would be required to be provided upon repatriation. Accordingly, until our evaluation is complete, we will not change our current intention to permanently reinvest accumulated earnings of our foreign subsidiaries.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At April 2, 2005, we held the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

                   (BUY) / SELL       Weighted Spot        Weighted Forward
Hedged Currency    Local Currency     Contract Rate        Contract Rate              Fair Value         Maturity
---------------    --------------     -------------        -----------------        --------------       -----------------
Euro               5,300,000          $1.200               $1.198                   $(501,792)           Apr-May 2005
Euro               7,400,000          $1.227               $1.226                   $(514,750)           June-Aug 2005
Euro               8,300,000          $1.302               $1.308                   $  50,191            Sep-Nov 2005
Euro               8,8500,000         $1.306               $1.320                   $ 105,808            Dec 2005-Feb 2006
Japanese Yen       1,050,000,000      110.9    per US$     108.6    per US$         $(133,072)           Apr-May 2005
Japanese Yen       1,720,000,000      110.0    per US$     107.7    per US$         $(187,848)           June-Aug 2005
Japanese Yen       1,835,000,000      105.5    per US$     102.9    per US$         $ 416,930            Sep-Nov 2005
Japanese Yen       1,625,000,000      104.5    per US$     101.3    per US$         $ 453,353            Dec 2005-Feb 2006
                                                                                    ---------
                                                                                    $(311,180)
                                                                                    =========

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $11.5 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $12.9 million decrease in the fair value of the forward contracts.

INTEREST RATE RISK

All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At April 2, 2005, the fair value of our long-term debt was approximately $1.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $11.4 million, 7.05% fixed rate senior notes and our $7.8 million, 8.41% real estate mortgage.

At April 3, 2004, the fair value of our long-term debt was approximately $2.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $17.1 million, 7.05% fixed rate senior notes and our $8.3 million, 8.41% real estate mortgage.

Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at April 2, 2005 the fair value of our long-term debt would change by approximately $0.3 million.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $91.0 million, $87.6 million and $79.0 million in 2005, 2004 and 2003, respectively. Accounts receivable balances attributable to this customer accounted for 18.7%, 22.0% and 23.6% of our consolidated accounts receivable at fiscal year 2005, 2004 and 2003, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

Certain other markets and industries can expose us to concentrations of credit risk. For example, in our commercial plasma business, we tend to have only a few customers in total but they are large in size. As a result our accounts receivable extended to any one of these commercial plasma customers can be somewhat significant at any point in time.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)

                                                              Years Ended
                                              ---------------------------------------------
                                                April 2,         April 3,        March 29,
                                                  2005            2004             2003
                                              ---------------------------------------------
Net revenues                                  $   383,598      $   364,229      $   336,956
Cost of goods sold                                185,722          190,693          182,260
                                              ---------------------------------------------

Gross profit                                      197,876          173,536          154,696
                                              ---------------------------------------------

Operating expenses:

    Research and development                       19,994           17,398           19,512
    Selling, general and administrative           118,039          108,845           97,705
                                              ---------------------------------------------

         Total operating expenses                 138,033          126,243          117,217
                                              ---------------------------------------------
Operating income                                   59,843           47,293           37,479

Interest expense                                   (2,361)          (2,903)          (3,495)
Interest income                                     2,233            1,848            2,214
Other income (expense), net                           126             (426)           2,409
                                              ---------------------------------------------

 Income before provision for income taxes          59,841           45,812           38,607

Provision for income taxes                         20,202           16,492           10,228
                                              ---------------------------------------------

Net income                                    $    39,639      $    29,320      $    28,379
                                              =============================================

Basic income per common share
          Net income                          $      1.55      $      1.20      $      1.15

Income per common share assuming dilution
          Net income                          $      1.52      $      1.19      $      1.13

Weighted average shares outstanding
          Basic                                    25,523           24,435           24,591
          Diluted                                  26,145           24,695           25,048

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  April 2, 2005      April 3, 2004
                                                                                  -------------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $    185,815      $     79,467
     Short term investments                                                                  --            38,650
     Accounts receivable, less allowance of $2,074 in 2005 and $2,261 in 2004            80,719            82,640
     Inventories, net                                                                    53,088            52,235
     Deferred tax asset, net                                                             13,785            21,856
     Prepaid expenses and other current assets                                           10,204             6,601
                                                                                   ------------      ------------
         Total current assets                                                           343,611           281,449
Property, plant and equipment:
     Land, building and building improvements                                            36,579            33,966
     Plant equipment and machinery                                                       66,578            63,866
     Office equipment and information technology                                         39,333            39,600
     Haemonetics equipment                                                              130,128           131,689
                                                                                   ------------      ------------
         Total property, plant and equipment                                            272,618           269,121
        Less: accumulated depreciation                                                  203,281           191,091
                                                                                   ------------      ------------
         Net property, plant and equipment                                               69,337            78,030
Other assets:
     Other intangibles, less amortization of $9,327 in 2005 and $5,569 in 2004           25,827            24,784
     Goodwill                                                                            18,193            17,242
     Deferred tax asset, long term                                                          102                --
     Other long-term assets                                                              10,687             5,889
                                                                                   ------------      ------------
         Total other assets                                                              54,809            47,915
                                                                                   ------------      ------------
         Total assets                                                              $    467,757      $    407,394
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt                             $     26,612      $     32,818
Accounts payable                                                                         11,111            14,249
Accrued payroll and related costs                                                        15,998            14,547
Accrued income taxes                                                                     12,417             7,967
Other liabilities                                                                        21,784            26,262
                                                                                   ------------      ------------
         Total current liabilities                                                       87,922            95,843

Deferred tax liability, net                                                                  --             1,682

Long-term debt, net of current maturities                                                19,231            25,442
Other long-term liabilities                                                               5,469             4,678

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.01 par value; Authorized - 80,000,000 shares;
Issued - 26,177,468 shares in 2005 and 32,647,910 shares in 2004                            262               326
Additional paid-in capital                                                              121,803           127,744
Retained earnings                                                                       233,769           322,291
Accumulated other comprehensive loss                                                       (699)           (6,535)
                                                                                   ------------      ------------
Stockholders' equity before treasury stock                                              355,135           443,826

 Less: Treasury stock at cost - 7,568,289 shares in 2004                                     --           164,077
                                                                                   ------------      ------------
       Total stockholders' equity                                                       355,135           279,749
                                                                                   ------------      ------------
       Total liabilities and stockholders' equity                                  $    467,757      $    407,394
                                                                                   ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                         Accumulated
                                    Common Stock     Additional                             Other          Total
                                  ----------------    Paid-in     Treasury    Retained  Comprehensive  Stockholders' Comprehensive
                                  Shares       $'s    Capital       Stock     Earnings       Loss         Equity        Income
                                  ------------------------------------------------------------------------------------------------
Balance, March 30, 2002            31,454      $315   $ 104,261   ($115,949)  $ 264,592    ($16,395)     $ 236,824
                                  ================================================================================

 Employee stock purchase plan          --        --          16         780          --          --            796
 Exercise of stock options
   and related tax benefit            211         2       4,493          --          --          --          4,495
 Purchase of treasury stock            --        --          --     (50,166)         --          --        (50,166)
 Net income                            --        --          --          --      28,379          --         28,379      $  28,379
 Net change in minimum pension
   liability                           --        --          --          --          --        (424)          (424)          (424)
 Foreign currency translation
   adjustment                          --        --          --          --          --       8,028          8,028          8,028
 Unrealized loss on derivatives        --        --          --          --          --      (4,695)        (4,695)        (4,695)
                                                                                                                        ---------
 Comprehensive income                  --        --          --          --          --          --             --      $  31,288
                                  -----------------------------------------------------------------------------------------------

Balance, March 29, 2003            31,665      $317   $ 108,770   ($165,335)  $ 292,971    ($13,486)     $ 223,237
                                  ================================================================================

 Employee stock purchase plan          --        --        (393)      1,258          --          --            865
 Exercise of stock options
   and related tax benefit            983         9      19,367          --          --          --         19,376
 Net income                            --        --          --          --      29,320          --         29,320      $  29,320
 Net change in minimum pension
   liability                           --        --          --          --          --          35             35             35
 Foreign currency translation
   adjustment                          --        --          --          --          --       8,934          8,934          8,934
 Unrealized loss on derivatives        --        --          --          --          --      (2,018)        (2,018)        (2,018)
                                                                                                                        ---------
 Comprehensive income                  --        --          --          --          --          --             --      $  36,271
                                  -----------------------------------------------------------------------------------------------

Balance, April 3, 2004             32,648      $326   $ 127,744   ($164,077)  $ 322,291     ($6,535)     $ 279,749
                                  ================================================================================

 Employee stock purchase plan          --        --          10         919          --          --            929
 Exercise of stock options
   and related tax benefit          1,055        11      28,971          --          --          --         28,982
 Net income                            --        --          --          --      39,639          --         39,639      $  39,639
 Net change in minimum pension
   liability                           --        --          --          --          --         129            129            129
 Foreign currency translation
   adjustment                          --        --          --          --          --       1,939          1,939          1,939
 Unrealized loss on derivatives        --        --          --          --          --       3,768          3,768          3,768
                                                                                                                        ---------
 Comprehensive income                  --        --          --          --          --          --             --      $  45,475
 Reclassification of treasury
   stock to common stock           (7,526)      (75)    (34,922)    163,158    (128,161)
                                  -----------------------------------------------------------------------------------------------

Balance, April 2, 2005             26,177      $262   $ 121,803          --   $ 233,769       ($699)     $ 355,135
                                  ================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                        Years Ended
                                                                                            April 2,      April 3,      March 29,
                                                                                              2005          2004          2003
                                                                                           ----------    ----------    ----------
Cash Flows from Operating Activities:
     Net income                                                                            $   39,639    $   29,320    $   28,379

     Adjustments to reconcile net income to net cash provided by operating activities:
     Non cash items:
        Depreciation and amortization                                                          27,576        30,149        28,431
        Impairment of intangible assets                                                         1,700            --            --
        Deferred tax expense                                                                    3,965         1,338         4,030
        Gain on sales of plant, property and equipment                                         (3,594)       (1,547)         (873)
        Tax benefit related to exercise of stock options                                        3,729         2,191           538
        Unrealized gain from hedging activities                                                (1,296)         (984)       (2,762)

     Change in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net                                        3,025         3,697        (8,365)
        (Increase) decrease in inventories                                                     (4,730)        9,267        (5,486)
        (Increase) decrease in prepaid income taxes                                            (4,274)        4,408        (1,315)
        Decrease in other assets and other long-term liabilities                                2,121         3,123         2,340
        Increase (decrease) in accounts payable and accrued expenses                            3,346        (4,191)        2,061
                                                                                           ----------    ----------    ----------
                 Net cash provided by operating activities                                     71,207        76,771        46,978

Cash Flows from Investing Activities:
     Purchases of short-term investments                                                      (49,800)      (44,150)      (11,670)
     Gross proceeds from sale of short-term investments                                        88,450         5,500        44,306
     Capital expenditures on property, plant and equipment                                    (17,530)      (13,862)      (16,715)
     Proceeds from sale of property, plant and equipment                                        8,917         4,850         4,053
     Acquisition of patents                                                                    (4,019)           --            --
     Acquisition of software development company and milestone payments                        (1,020)       (1,020)       (3,800)
     Investment in preferred stock                                                             (5,570)           --            --
                                                                                           ----------    ----------    ----------
               Net cash provided by (used in) investing activities                             19,428       (48,682)       16,174

Cash Flows from Financing Activities:
    Payments on long-term real estate mortgage                                                   (457)         (420)         (386)
    Net (decrease) increase in short-term revolving credit agreements                          (5,480)      (11,198)        2,513
    Payments on long-term credit agreements                                                    (5,714)       (5,714)       (5,714)
    Employee stock purchase plan                                                                  929           865           796
    Exercise of stock options                                                                  25,253        17,185         3,956
    Purchase of treasury stock                                                                     --            --       (50,166)
                                                                                           ----------    ----------    ----------
              Net cash provided by (used in) financing activities                              14,531           718       (49,001)


Effect of Exchange Rates on Cash and Cash Equivalents                                           1,182           775           821
                                                                                           ----------    ----------    ----------
Net Increase in Cash and Cash Equivalents                                                     106,348        29,582        14,972
Cash and Cash Equivalents at Beginning of Year                                                 79,467        49,885        34,913
                                                                                           ----------    ----------    ----------
Cash and Cash Equivalents at End of Period                                                 $  185,815    $   79,467    $   49,885
                                                                                           ==========    ==========    ==========

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics
equipment                                                                                  $    4,180    $    7,478    $   10,699
                                                                                           ==========    ==========    ==========
Reclassification from long-term credit agreements to short-term
credit agreements                                                                          $       --    $       --    $    2,489
                                                                                           ==========    ==========    ==========
Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                                         $    2,357    $    2,806    $    3,227
                                                                                           ==========    ==========    ==========
     Income taxes paid                                                                     $   12,764    $   14,014    $    6,625
                                                                                           ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

1. DESCRIPTION OF THE BUSINESS

We design, manufacture and market automated systems and single-use disposables for the collection, processing and surgical salvage of blood as well as associated data management technology. In addition, we are engaged in marketing partnerships under which we sell other products supporting the blood collection and surgical industries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year ends on the Saturday closest to the last day in March. Fiscal year 2005 includes 52 weeks, fiscal year 2004 included 53 weeks and fiscal year 2003 included 52 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts including those of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with SAB No. 104, "Revenue Recognition in Financial Statements" which requires that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Product Revenues

Product sales consist of the sale of our equipment devices, the related disposables used in these devices and intravenous solutions manufactured for pharmaceutical companies. On product sales, revenue is recognized when both the title and risk of loss have transferred to the customer as determined by the shipping terms and all post delivery obligations have been achieved to the full satisfaction of the customer. Examples of common post delivery obligations are installation and training. For product sales to our distributors, we recognize revenue for both equipment and disposables revenue upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor's location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product.

Software Revenues

Software sales consist of the sale of our donor management information technology developed by our subsidiary, Fifth Dimension. In most cases, as services are essential to the functionality of our software revenue is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" which requires that the software license, configuration, training and implementation fees are recognized under the contract method of accounting using labor hours to measure the completion percentage. As the number of hours through completion may change, our revenues and profits are subject to revisions as the contract progresses. We recorded $4.7 million, $6.6 million and $5.0 million of software revenue in fiscal year 2005, 2004 and 2003, respectively.

Service Revenues

Service revenues are recognized ratably over the contractual periods or as the services are provided.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Multiple element arrangements

When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element's relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. Fair value is generally determined based upon the price charged when the element is sold separately.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the amounts derived from our estimates and assumptions.

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses are included in other income, net on the consolidated statements of income.

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value.

Short Term Investments

As of April 3, 2004, all our short term investments, consisted of auction rate debt securities and were categorized as available for sale under the provisions of SFAS Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 to 35 days. Despite the long-term nature of the stated contractual maturities of these investments, we have the ability to liquidate these securities prior to their stated maturity date. As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments during fiscal year 2005 or 2004. All income generated from these investments was recorded as interest income. As of April 2, 2005, we held no short term investments. Proceeds from these short term investments totaled approximately $88.5 million and $5.5 million during fiscal year 2005 and fiscal year 2004, respectively. During fiscal year 2003, we held short-term investments, other than auction rate securities, with maturities greater than three months but equal to or less than 12 months. All of these investments were classified as available-for-sale and were carried at fair value with realized gains and losses calculated based on the specific identification method and included in other income, net on our consolidated statements of income. During 2003, proceeds from these investment securities sales totaled approximately $44.3 million with realized gains of approximately $30,300.

Allowance for Doubtful Accounts

We establish a specific allowance for customers when we become aware they will not be able to meet their financial obligation. Customer accounts are reviewed individually on a regular basis and appropriate reserves are established as deemed appropriate. We also maintain a general reserve using a percentage based upon an aging method. We establish percentages for balances not yet due and past due accounts based on past experience.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $91.0 million, $87.6 million and $79.0 million for 2005, 2004 and 2003, respectively. Accounts receivable balances attributable to this customer accounted for 18.7%, 22.0% and 23.6% of our consolidated accounts receivable at fiscal year end 2005, 2004 and 2003, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

Cost Method Investment

We account for our private equity investment for which fair value is not readily determinable in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Each reporting period, we evaluate our investment for impairment if an event or circumstance occurs that is likely to have a significant adverse effect on the fair value of the investment. Examples of such events or circumstances include a significant deterioration in the business prospects of the investee; a significant adverse change in the economic or technological environment of the investee; and a significant doubt about the investee's ability to continue as a going concern. If there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the cost method investment, the fair value of the investment is not calculated as it is not practicable to do so in accordance with paragraphs 14 and 15 of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments." If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. We have determined there are no impairment indicators present during 2005 on our cost method investment with a carrying value of $5.0 million. This investment originated during fiscal year 2005 when we invested in a private company with blood processing technology under development. This investment is classified as other long-term assets in our consolidated balance sheets.

Property, Plant and Equipment

Property, Plant and Equipment is recorded at historical cost. We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

                                                             Estimated
Asset Classification                                        Useful Lives
-------------------------------------------                -------------
Building                                                     30 Years
Building and leasehold improvements                          5-25 Years
Plant equipment and machinery                                3-10 Years
Office equipment and information technology                  4-8 Years
Haemonetics equipment                                        2-4 Years

Depreciation expense was $25.5 million, $28.3 million and $26.6 million for fiscal years 2005, 2004 and 2003, respectively.

Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. Maintenance and repairs are charged to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the statements of income. Fully depreciated assets are removed from the accounts when they are no longer in use.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Haemonetics Equipment

Our equipment is comprised of medical devices installed at customer sites. These devices remain our property. Generally the customer has the right to use it for a period of time as long as they meet the conditions we have established, which among other things, generally include one or more of the following:

      o     Purchase and consumption of a minimum level of disposable products

      o     Payment of monthly rental fees

      o An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Periodically we review the useful lives of our devices and perform reviews to determine if a group of these devices is impaired. To conduct these reviews we estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Accounting for Long-Lived Assets

Goodwill and Other Intangible Assets

We account for our intangible assets at historical cost. Intangible assets acquired in a business combination, including purchased research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We amortize our other intangible assets over their useful lives, as applicable.

Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead these assets are reviewed for impairment at least annually in accordance with SFAS Statement No. 142, "Goodwill and Other Intangible Assets." We perform our annual impairment test on January 1st (or the first business day immediately following that date). As we only have one reporting unit, the test is based on a fair value approach, which uses our market capitalization as the basis reduced by the excess of the fair market value of our long-term debt over its carrying value, as identified in our assessment of interest rate risk of the entity as a whole. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for fiscal 2005 or fiscal 2004.

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

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Research and Development Expenses

All research and development costs are expensed as incurred. Research and development expense was $20.0 million for fiscal year 2005, $17.4 million for fiscal year 2004 and $19.5 million for fiscal year 2003.

Accounting for Shipping and Handling Costs

Shipping and handling costs are included in costs of goods sold with the exception of $4.9 million for fiscal year 2005, and $5.1 million for both fiscal years 2004 and 2003 that are included in selling, general and administrative expenses.

Income Taxes

In preparing our consolidated financial statements, the income tax provision is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and a valuation allowance is established with a corresponding additional income tax provision recorded in our consolidated statements of income if their recovery is not considered likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. As of April 2, 2005, a $0.4 million valuation allowance existed on our balance sheet. The total net deferred tax asset as of April 2, 2005 was $13.8 million.

We file income tax returns in all jurisdictions in which we operate. We establish reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management's assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

Foreign Currency

We enter into forward exchange contracts to hedge the probable cash flows from forecasted inter company foreign currency denominated revenues, principally Japanese Yen and Euro. The purpose of our hedging strategy is to lock in foreign exchange rates for twelve months to minimize, for this period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The forward exchange contracts are recorded at fair value and are included in other current assets or other current liabilities on our consolidated balance sheets. The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues on our consolidated statements of income when the underlying hedge transaction effects earning. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the effective portion of any gain or loss on the related cash flow hedge from other comprehensive income to retained earnings at that time. The ineffective portion of a derivative's change in fair value is recognized currently in other income, net on our consolidated statements of income.

Accounting for Stock-Based Compensation

We have adopted the disclosure only provisions for employee stock-based compensation under SFAS Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and continue to account for employee stock-based compensation using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no accounting recognition is given to options granted to employees and directors at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. Had compensation costs under our stock-based compensation plans been determined based on the fair value model of SFAS Statement No. 123, as amended by SFAS Statement No.148, the effect on our earnings per share would have been as follows:

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                                                                     ------------------------------------------
                                                                      April 2,        April 3,        March 29,
                                                                        2005            2004            2003
                                                                     ----------      ----------      ----------
                                                                       (in thousands, except per share amounts)
Net income (as reported):                                            $   39,639      $   29,320      $   28,379

Deduct: Total stock-based employee compensation expense
   determined under the fair value method for all awards, net of
   tax                                                               $   (5,255)     $   (4,938)     $   (6,805)
                                                                     ----------      ----------      ----------

Pro Forma Net Income:                                                $   34,384      $   24,382      $   21,574
                                                                     ==========      ==========      ==========

Earnings per share:

Basic
   As Reported                                                       $     1.55      $     1.20      $     1.15
   Pro forma                                                         $     1.35      $     1.00      $     0.88

Diluted
   As Reported                                                       $     1.52      $     1.19      $     1.13
   Pro forma                                                         $     1.32      $     0.99      $     0.86

For purposes of the pro forma disclosure, any compensation cost on fixed awards with pro rata vesting is recognized on a straight-line basis over the award's vesting period and the fair value of each option is estimated on the date of grant using the Black-Scholes single option-pricing model with the following weighted average assumptions:

                                                           April 2, 2005    April 3, 2004   March 29, 2003
                                                           -------------    -------------   --------------
        Volatility                                              31.7%           29.0%            28.3%
        Risk-Free Interest Rate                                  4.2%            3.6%             5.0%
        Expected Life of Options                                 7 yrs.          7 yrs.           7 yrs.

The weighted average grant date fair value of options granted during 2005, 2004 and 2003 was approximately $11.41 $8.81 and $13.13, respectively.

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

                                                           April 2, 2005    April 3, 2004   March 29, 2003
                                                           -------------    -------------   --------------
        Volatility                                             36.5%            32.5%            32.7%
        Risk-Free Interest Rate                                 1.7%             1.3%             1.5%
        Expected Life of Options                                6 mos.           6 mos.           6 mos.

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was $7.15, $4.95 and $7.11 in fiscal year 2005, 2004 and 2003, respectively. We have never paid cash dividends on shares of our common stock; accordingly there is no dividend yield for fiscal year 2005, 2004 or 2003.

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payments", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be

                    HAEMONETICS CORPORATION AND SUBSIDIARIES recognized in the income statements based on their fair values. The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective with our fiscal year 2007. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on the results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. We are currently evaluating which fair value method we will use to adopt the requirements of SFAS No. 123R. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

The FASB recently issued, FASB Statement No. 151, "Inventory Costs," ("SFAS No. 151") an amendment of ARB No. 43, Chapter 4. The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. It also clarifies that the required allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We will adopt SFAS No. 151 on April 3, 2005 at the beginning of our fiscal year 2006. The clarification provided by SFAS No. 151 is consistent with our current accounting policy, and accordingly we expect no impact from the adoption of this statement.

In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. The AJCA provides a deduction from income for qualified domestic production activities that will be phased in beginning in 2006 and fully implemented in 2010. The AJCA also provides a two-year phase-out for the existing extra-territorial income exclusion on foreign sales. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004." It is our intent to maximize this deduction and we are currently evaluating the impact this will have on our future consolidated statements of income and financial position.

The AJCA also provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction, provided certain criteria are met. At this time it is not practical to determine if this temporary incentive is appropriate for us or to estimate the amount of tax that would be required to be provided upon repatriation. Accordingly, until our evaluation is complete, we will not change our current intention to permanently reinvest accumulated earnings of our foreign subsidiaries.

Reclassifications

Since April 2003, we have invested in auction-rate securities. In fiscal year 2005, we concluded that it was appropriate to classify our auction rate securities as short term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in our fiscal year 2004 consolidated balance sheet by reclassifying $38.7 million from Cash & Cash Equivalents to Short-term Investments. We held no auction rate securities in our portfolio at April 2, 2005. We have also made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our consolidated statements of cash flows or our previously reported consolidated statements of income for any period. Certain other reclassifications have been made to prior years' amounts to conform to the current year's presentation.

3. OTHER INTANGILBE ASSET ACQUISITIONS AND INVESTMENTS

Other Technology

During the third quarter of fiscal year 2005, we entered into an exclusive license arrangement with a private company related to the use of its technology in our blood processing applications. We paid an initial $0.6 million related to this license and made an investment in the private company of $5.0 million. The total $5.6 million is

                    HAEMONETICS CORPORATION AND SUBSIDIARIES classified as other long-term assets in our consolidated balance sheet. In connection with the agreement, future potential payments are payable if the technology reaches certain performance milestones. The potential payments total $12.4 million and will be capitalized as other technology if paid. In addition, if the specified deliverables are completed, the agreement calls for minimum royalty payments for future commercial sales of products that incorporate this technology. The license is classified as "Other Technology" and is assigned an estimated useful life of 15 years.

Patents

During the second quarter of fiscal year 2005, we purchased $4.0 million in patents for several products aimed at blood conservation and surgical blood salvage. The useful life assigned to the patents acquired was 10 years.

4. PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposable products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

                                                    April 2, 2005  April 3, 2004
                                                    -------------  -------------
Warranty accrual as of the beginning of the period    $      677     $    1,056

   Warranty Provision                                      2,348          1,882

   Warranty Spending                                      (2,322)        (2,261)
                                                      ----------     ----------

   Warranty accrual as of the end of the period       $      703     $      677
                                                      ==========     ==========

5. INVENTORIES, NET

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

Inventories consist of the following:

                                                   April 2, 2005   April 3, 2004
                                                   -------------   -------------
                                                            (in thousands)
Raw materials                                        $   12,388      $   11,630
Work-in-process                                           6,067           5,340
Finished goods                                           34,633          35,265
                                                     ----------      ----------
                                                     $   53,088      $   52,235
                                                     ==========      ==========

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal year 2005, 2004 and 2003 are as follows (in thousands):

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

      Carrying amount as of March 29, 2003                       $ 16,010

      Effect of change in rates used for translation                1,232
                                                                 --------

      Carrying amount as of April 3, 2004                          17,242

      Earn-out payment                                              1,020

      Effect of change in rates used for translation                  (69)
                                                                 --------

      Carrying amount as of April 2, 2005                        $ 18,193
                                                                 ========

Other Intangible Assets

Other intangible assets include the value assigned to license rights and other technology, patents, customer contracts and relationships, software technology, and a trade name. The estimated useful lives for all of these intangible assets, excluding the trade name as it is considered to have an indefinite life, are 6 to 20 years. In fiscal year 2005, we recognized an impairment charge of $1.7 million related to the excess of the carrying value over the fair market value of an intangible asset classified as Other Technology. The charge was included in amortization expense in our consolidated statements of income. The impairment was triggered by a re-evaluation of our plans to deploy such technology. As a result of our change in strategy, the carrying value of the intangible was reduced to zero.

Aggregate amortization expense for amortized other intangible assets for fiscal year 2005 is $3.7 million. Additionally, expected future amortization expenses on other intangible assets approximate $2.4 million for fiscal year 2006, $2.8 million for fiscal year 2007, and $2.7 million for fiscal years 2008 through 2010.

      As of April 2, 2005

                                                        Gross Carrying       Accumulated           Weighted
                                                            Amount           Amortization       Average Useful
                                                        (in thousands)      (in thousands)      Life (in years)
                                                        --------------      --------------      ---------------
      Amortized Intangibles

      Patents                                               $  10,389          $   2,321              14

      Other technology                                         12,358              4,020              15

      Customer contracts and related relationships             11,909              2,986              15
                                                            ---------          ---------

      Subtotal                                              $  34,656          $   9,327              15

      Indefinite Life Intangibles Trade name                      498                 --           Indefinite
                                                            ---------          ---------

      Total Intangibles                                     $  35,154          $   9,327
                                                            =========          =========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

      As of April 3, 2004

                                                        Gross Carrying       Accumulated           Weighted
                                                            Amount           Amortization       Average Useful
                                                        (in thousands)      (in thousands)      Life (in years)
                                                        --------------      --------------      ---------------
      Amortized Intangibles

      Patents                                              $   6,371           $   1,594               14

      Other technology                                        11,754               1,810               15

      Customer contracts and related relationships            11,738               2,165               15
                                                           ---------           ---------

      Subtotal                                             $  29,863           $   5,569               15

      Indefinite Life Intangibles Trade name                     490                  --            Indefinite
                                                           ---------           ---------

      Total Intangibles                                    $  30,353           $   5,569
                                                           =========           =========

Another change to the net carrying value of our intangible assets from April 3, 2004 to April 2, 2005 was the effect of rate changes in the translation of the intangibles of our Canadian subsidiary.

7. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

                                                April 2, 2005     April 3, 2004
                                                -------------     -------------
                                                          (in thousands)
              Real estate mortgage               $    8,299         $    8,755
              Senior notes                           17,143             22,857
              Haemonetics Japan Co. Ltd.             20,401             26,648
                                                 ----------         ----------
                                                 $   45,843         $   58,260
              Less - Current portion                 26,612             32,818
                                                 ----------         ----------
                                                 $   19,231         $   25,442
                                                 ==========         ==========

Real Estate Mortgage Agreement

In December 2000 we entered into a $10.0 million real estate mortgage agreement (the "Mortgage Agreement") with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a

                    HAEMONETICS CORPORATION AND SUBSIDIARIES rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S. with a collective carrying value of approximately $8.3 million and $9.9 million as of April 2, 2005 and April 3, 2004, respectively. There are no financial covenants in the terms and conditions of this agreement.

Senior Notes

We have $17.1 million of 7.05% Senior Notes due in 2007 (the "Senior Notes"). We are required to make annual prepayments of principal each year in the amount of $5.7 million, which began October 15, 2001 and conclude with the final principal payment on October 15, 2007.

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

Haemonetics Japan Co. Ltd.

At April 2, 2005, Haemonetics Japan Co. Ltd. had 2.2 billion Japanese Yen, equivalent to U.S. $20.4 million, in unsecured debt outstanding. All of this debt is short term, maturing in less than 12 months.

Other Non-U.S. Borrowings

The weighted average short-term rates for U.S. and non-U.S. borrowings were 1.88%, 1.76% and 1.62% as of April 2, 2005, April 3, 2004 and March 29, 2003,
respectively.

As of April 2, 2005, notes payable and long-term debts mature as follows:

          Fiscal Year Ending                  (in thousands)
          --------------------------          --------------

          2006                                    $ 26,612
          2007                                       6,254
          2008                                       6,301
          2009                                         638
          2010                                         694
          2011 and thereafter                        5,344
                                                  --------
                                                  $ 45,843
                                                  ========

8. INCOME TAXES

Domestic and foreign income before provision for income tax is as follows:

                                            Years Ended
                           -----------------------------------------------
                           April 2, 2005    April 3, 2004   March 29, 2003
                           -------------    -------------   --------------
                                            (in thousands)
              Domestic         $47,092         $29,685         $28,310
              Foreign           12,749          16,127          10,297
                               -------         -------         -------
               Total           $59,841         $45,812         $38,607

The income tax provision contains the following components:

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                                               Years Ended
                                --------------------------------------------
                                April 2, 2005  April 3, 2004  March 29, 2003
                                -------------  -------------  --------------
                                               (in thousands)
      Current
      Federal                      $  9,875       $  8,459       $  1,092
      State                           1,663            946            981
      Foreign                         5,258          5,749          4,125
                                   --------       --------       --------
      Total current                $ 16,796       $ 15,154       $  6,198
                                   --------       --------       --------

      Deferred
      Federal                         4,912          1,172          4,171
      State                            (420)           (33)          (193)
      Foreign                        (1,086)           199             52
                                   --------       --------       --------
      Total deferred               $  3,406       $  1,338       $  4,030
                                   --------       --------       --------
      Total tax expense            $ 20,202       $ 16,492       $ 10,228
                                   ========       ========       ========

Included in the federal income tax provisions for fiscal years 2005, 2004 and 2003 are approximately $1.1 million, $0.6 million and $0.4 million, respectively, provided on foreign source income of approximately $3.1 million, $1.7 million, and $0.9 million for fiscal year 2005, 2004 and 2003, respectively, for taxes which are payable in the United States.

Tax effected, significant temporary differences comprising the net deferred tax asset (liability) are as follows:

                                                        Years Ended
                                              ------------------------------
                                              April 2, 2005    April 3, 2004
                                              -------------    -------------
                                                      (in thousands)
      Depreciation                              $   (2,373)      $   (2,965)
      Amortization                                  (2,639)          (3,004)
      Inventory                                      7,829           15,530
      Hedging                                          510            2,605
      Accruals and reserves                          4,405            1,950
      Net operating loss carryforward                4,280            6,058
      Tax credit carryforward                        2,253              378
                                                ----------       ----------
      Gross Deferred Taxes                      $   14,265       $   20,552
      Less valuation allowance                        (378)            (378)
                                                ----------       ----------
      Net deferred taxes                        $   13,887       $   20,174
                                                ----------       ----------

At April 2, 2005, we have approximately $12.1 million in U.S. acquisition related net operating loss carryforwards subject to separate limitations that will expire beginning in 2019. We have $3.1 million in federal and state tax credits subject to separate limitations that will expire beginning in 2007.

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

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

The income tax provision from operations differs from tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

                                                   April 2, 2005             April 3, 2004              March 29, 2003
                                                   -------------             -------------              --------------
                                                                              (in thousands)
Tax at federal statutory rate                  $ 20,944       35.0%       $ 16,034       35.0%       $ 13,512       35.0%
Extraterritorial Income Exclusion                (1,198)      (2.0)           (659)      (1.4)         (1,961)      (5.1)
Difference between US and foreign tax               246        0.4             574        1.2          (1,522)      (3.9)
State income taxes net of federal benefit           668        1.1             593        1.3             512        1.3
Tax exempt interest                                (594)      (1.0)             --         --              --         --
Other, net                                          136        0.3             (50)       (.1)           (313)      (0.8)
                                               -------------------------------------------------------------------------
Reported income tax provision                  $ 20,202       33.8%         16,492       36.0%       $ 10,228       26.5%
                                               ========                     ======                   ========          =

9. COMMITMENTS AND CONTINGENCIES

We lease facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.

Approximate future basic rental commitments under operating leases as of April 2, 2005 are as follows:

             Fiscal Year Ending                       (in thousands)

             2006                                       $  6,152
             2007                                          3,634
             2008                                          2,277
             2009                                          1,120
             2010                                          1,217
             Thereafter                                    1,035
                                                        --------
                                                        $ 15,435
                                                        ========

Rent expense in fiscal year 2005, 2004 and 2003 was $6.8 million, $4.9 million and $4.0 million respectively.

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position and results of operations.

On January 21, 2004 we filed a claim for binding arbitration against Baxter International, Inc., seeking an arbitration award that compels Baxter to honor its obligations to Haemonetics in the contracts it assumed, or to pay us damages. Provisions in our supply contracts signed with Alpha include protections in case of a change in ownership. In particular the contracts required that if Alpha were sold, the buyer must assume the obligations of the contracts. The arbitration panel issued its decision on May 20, 2005 and awarded the Company $27.8 million in damages plus legal costs. We will record any amounts awarded in the period in which we are certain of the amount and that collection is probable.

As a result of our fiscal year 2005 license arrangement for blood processing technology, our fiscal year 2002 acquisition of Fifth Dimension, and our fiscal year 2002 agreement with Baxter related to pathogen reduction technology, we are contingently obligated to make certain payments. The fiscal year 2005 license arrangement

                    HAEMONETICS CORPORATION AND SUBSIDIARIES involves certain potential payments of up to $12.4 million if the technology reaches certain performance milestones. In addition, if the specified deliverables are completed, the agreement calls for minimum royalty payments for future commercial sales of products that incorporate this technology. The Fifth Dimension acquisition involves certain potential payments of up to $4.1 million (of which $2.0 million has already been paid). Therefore our current potential obligation is $2.1 million should sales of the Fifth Dimension software products exceed certain cumulative levels prior to the end of fiscal year 2008. The pathogen reduction agreement calls for us to make total potential payments of up to $14.5 million as regulatory approvals are received in various markets. Out of the $14.5 million of potential payments, we paid $3.8 million in the fourth quarter of fiscal year 2003 as initial regulatory approvals were obtained in the European market. No payments were made in fiscal year 2005 or fiscal year 2004. If and when additional approvals are obtained, we will capitalize these payments as other technology, an intangible asset and amortize over their useful life.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short term maturities. As noted below, the fair value of our auction rate securities also approximates their carrying value due to their variable interest rates, which typically reset every 28 to 35 days. (See Note 2) The carrying value and estimated fair values of our other significant financial instruments are as follows:

(in thousands)                           April 2, 2005                  April 3, 2004
                                -----------------------------     ------------------------------
                                Carrying Value     Fair Value     Carrying Value      Fair Value
                                --------------     ----------     --------------      ----------
Assets
Short term investments                    --               --        $  38,650         $  38,650

Liabilities
   Long-term debt                  $  19,231        $  20,866        $  25,442         $  28,057
   Foreign exchange contracts            311              311            6,066             6,066
                                   -------------------------------------------------------------
                                   $  19,542        $  21,177        $  31,508         $  34,123
                                   =============================================================

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

11. CAPITAL STOCK

Common Stock Repurchase Program

We made no stock repurchases during fiscal year 2005 and fiscal year 2004. During fiscal year 2003, we repurchased 1,850,150 shares of our outstanding common stock at an average prevailing price of $27.11. This includes 829,700 shares repurchased under a 10b5-1 Plan, adopted March 29, 2002; 100,050 shares repurchased under a 10b5-1 Plan adopted July 29, 2002; and 427,600 shares repurchased under a 10b5-1 Plan adopted October 28, 2002. We expect any repurchased shares to be made available for issuance pursuant to our employee benefit and incentive plans and for other corporate purposes.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

On July 1, 2004, the Massachusetts Business Corporation Act (the "MBCA") became effective and eliminated the concept of treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, at April 2, 2005, all of our shares in treasury were automatically retired reducing the number of common shares issued and outstanding. The value previously attributed to treasury shares was charged to additional paid-in capital and retained earnings. The amount allocated to additional paid-in-capital (APIC) was calculated as of April 2, 2005 based upon the average per share value of APIC (determined using the then number of shares outstanding) multiplied by the number of shares in treasury. The residual value was charged to retained earnings.

Stock Plans

We have a long-term incentive stock option plan, (the "Long-term Incentive Plan") under which a maximum of 3,500,000 shares of our common stock may be issued pursuant to incentive and non-qualified stock options granted to our key employees, officers and directors. The Long-term Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more independent members of our Board of Directors. The exercise price, for both incentive and non-qualified options granted under the Long-term Incentive Plan is determined by the Committee, but in no event shall such option price be less than the fair market value of the common stock at the time the option is granted. Options become exercisable in a manner determined by the Committee, generally over a four year period for employees and immediately at time of grant for non-employee directors, and all options expire not more than 10 years from the date of the grant. At April 2, 2005, there were 2,536,718 options outstanding under this plan and 612,375 shares available for future grant.

We had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees, consultants and advisors. During fiscal year 2005, 2004 and 2003, our recorded stock option compensation expense related to grants to consultants and advisors was immaterial. At April 2, 2005, there were 929,111 options outstanding related to these plans. No further options will be granted under these plans.

We have an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 375,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of our full-time employees are eligible to participate in the Purchase Plan.

The Purchase Plan provides for two "purchase periods" within each of our fiscal years, the first commencing on November 1 of each year and continuing through April 30 of the next calendar year, and the second commencing on May 1 of each year and continuing through October 31 of such year. Shares are purchased through an accumulation of payroll deductions (of not less than 2% nor more than 15% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee's account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

During fiscal year 2005, there were 42,381 shares purchased at prices ranging from $19.60 to $24.00 per share under the Purchase Plan. During fiscal year 2004, there were 57,807 shares purchased at prices ranging from $14.86 to $15.07 per share under the Purchase Plan. During fiscal year 2003, there were 36,997 shares purchased at prices ranging from $18.03 to $28.17 per share under the Purchase Plan. A summary of stock option activity for the three years ended April 2, 2005 is as follows:

                                                           Weighted Average
                                         Shares        Exercise Price per Share
Outstanding at March 29, 2003           4,755,178              $24.14

Granted                                   766,000              $22.59
Exercised                                (983,061)             $17.46
Terminated                               (550,422)             $27.71
                                       ----------

Outstanding at April 3, 2004            3,987,695              $25.00

Granted                                   651,400              $26.84
Exercised                              (1,055,466)             $23.93
Terminated                               (117,800)             $28.72
                                       ----------

Outstanding at April 2, 2005            3,465,829              $25.54
                                       ==========              ======

Exercisable at March 29, 2003           2,841,486              $20.83
                                       ==========              ======
Exercisable at April 3, 2004            2,576,042              $23.61
                                       ==========              ======
Exercisable at April 2, 2005            2,107,683              $24.58
                                       ==========              ======

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at April 2, 2005:

                                      Options Outstanding                           Options Exercisable
                      ---------------------------------------------------    ---------------------------------
                                           Weighted
                          Number           Average                               Number
Range of Exercise     Outstanding At     Outstanding     Weighted Average    Exercisable At   Weighted Average
Prices                April 2, 2005    Contractual Life   Exercise Price     April 2, 2005     Exercise Price
-----------------     -------------    ----------------   --------------     -------------     --------------
$15.16 - $22.64         1,248,972             5.92            $ 19.57             916,472         $ 18.69
$22.72 - $30.19         1,162,192             7.57            $ 25.79             553,638         $ 25.31
$30.39 - $38.27         1,054,665             6.73            $ 32.34             637,573         $ 32.41
                        ---------             ----            -------           ---------         -------
Total                   3,465,829             6.72            $ 25.54           2,107,683         $ 24.58
                        =========             ====            =======           =========         =======

12. EARNINGS PER SHARE ("EPS")

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by SFAS No. 128, "Earnings Per Share," ("EPS").

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares.

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                                                              Years Ended
                                            April 2, 2005    April 3, 2004     March 29, 2003
                                            -------------    -------------     --------------
                                        (Dollars and shares in thousands except per share amounts)
      Basic EPS
      Net income                                $39,639          $29,320          $28,379

      Weighted average shares                    25,523           24,435           24,591
                                                -------          -------          -------

      Basic income per share                    $  1.55          $  1.20          $  1.15
                                                =======          =======          =======

      Diluted EPS
      Net income                                $39,639          $29,320          $28,379

      Basic weighted average shares              25,523           24,435           24,591
      Dilutive effect of stock options              622              260              457
                                                -------          -------          -------

      Diluted weighted average shares            26,145           24,695           25,048

      Diluted income per share                  $  1.52          $  1.19          $  1.13
                                                =======          =======          =======

During 2005, 2004 and 2003 approximately 0.5 million, 2.7 million and 2.1 million potentially dilutive common shares, respectively, were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares.

13. COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation; the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

The reconciliation of the components of accumulated other comprehensive loss is as follows:


                                                    Unrealized          Minimum
                                    Foreign       (loss) gain on        pension
                                   Currency         derivatives        liability
(in thousands):                   Translation      (net of tax)       (net of tax)          Total
Balance as of March 29, 2003      $   (10,654)      $    (2,408)      $      (424)      $   (13,486)

Changes during the year                 8,934            (2,018)               35             6,951
                                  -----------       -----------       -----------       -----------

Balance as of April 3, 2004       $    (1,720)      $    (4,426)      $      (389)      $    (6,535)

Changes during the year                 1,939             3,768               129             5,836
                                  -----------       -----------       -----------       -----------

Balance as of April 2, 2005       $       219       $      (658)      $      (260)      $      (699)
                                  ===========       ===========       ===========       ===========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

A summary of the components of other comprehensive income is as follows:

                                                                                                 Years Ended
                                                                              ----------------------------------------------------
(In thousands)                                                                April 2, 2005      April 3, 2004      March 29, 2003
                                                                              -------------      -------------      --------------
Net income                                                                     $     39,639       $     29,320       $     28,379
                                                                               ============       ============       ============

Other comprehensive income:
  Foreign currency translation                                                        1,939              8,934              8,028
  Unrealized loss on cash flow hedges, net of tax                                       (80)            (8,973)            (7,519)
    Reclassifications into earnings of cash flow hedge losses, net of tax             3,848              6,955              2,824
  Minimum pension liabilities adjustment, net of tax                                    129                 35               (424)
                                                                               ------------       ------------       ------------
Total comprehensive income                                                     $     45,475       $     36,271       $     31,288
                                                                               ============       ============       ============

14. RETIREMENT PLANS

Defined Contribution Plans

We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $1.9 million in 2005, $1.8 million in 2004 and $1.7million in 2003. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal year 2005, 2004 or 2003.

One of our subsidiaries also has a defined contribution plan. Both the employee and the employer make contributions to the plan. The employer contributions to this plan were $0.4 million, $0.5 million and $0.6 million in fiscal year 2005, 2004 and 2003, respectively.

Defined Benefit Plans

Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components

                                                                      April 2, 2005         April 3, 2004     March 29, 2003
                                                                      -------------         -------------     --------------
                                                                                           (in thousands)
Service cost                                                           $       580           $       496       $       436
Interest cost on benefit obligation                                            157                   129               125
Expected return on plan assets                                                (143)                 (197)              155
Recognized net actuarial loss (gain)                                            85                   176              (173)
Settlements                                                                     24                    23                --
Amortization of unrecognized prior service cost                                (37)                  (35)              (66)
Amortization of unrecognized gain                                               47                    53                20
Amortization of unrecognized initial obligation                                 23                    22                20
                                                                       -----------           -----------       -----------
                                                                       $       736           $       667       $       517
                                                                       ===========           ===========       ===========

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

The activity under those defined benefit plans is as follows:

                                                           April 2, 2005    April 3, 2004    March 29, 2003
                                                           -------------    -------------    --------------
                      Change in Benefit Obligation:
              Benefit Obligation, beginning of year          $   (5,576)      $   (4,087)      $   (2,806)
                                       Service cost                (580)            (496)            (436)
                                      Interest cost                (157)            (129)            (125)
                                      Benefits paid                 244               64               18
                              Actuarial (gain) loss                  86             (261)            (238)
             Effect of special termination benefits                 116               --               --
                               Currency translation                (353)            (667)            (500)
                                                             ----------       ----------       ----------
                    Benefit obligation, end of year          $   (6,220)      $   (5,576)      $   (4,087)
                                                             ==========       ==========       ==========

                             Change in Plan Assets:
       Fair value of plan assets, beginning of year          $    3,001       $    2,017       $    1,600
                              Company contributions                 518              467              419
                                      Benefits paid                (220)             (41)             (18)
                  Actual (gain) loss on plan assets                 143              197             (155)
                               Currency translation                 (87)             361              171
                                                             ----------       ----------       ----------
             Fair value of Plan Assets, end of year          $    3,355       $    3,001       $    2,017
                                                             ==========       ==========       ==========

                                      Funded Status             ($2,865)         ($2,575)         ($2,070)
                    Unrecognized net actuarial loss                 661              905              645
                    Unrecognized initial obligation                 271              303              284
                    Unrecognized prior service cost                (288)            (335)            (325)
                                                             ----------       ----------       ----------
                              Net amount recognized             ($2,221)         ($1,702)         ($1,466)
                                                             ==========       ==========       ==========

           Amounts recognized on the balance sheet:
                              Prepaid pension asset          $      414       $      304       $      188
                          Accrued pension liability               2,184            1,240              935
      Accumulated other comprehensive items pre-tax                 518              766              719
                                                             ----------       ----------       ----------
                              Net amount recognized          $    3,116       $    2,310       $    1,842
                                                             ==========       ==========       ==========

One of the benefit plans is funded through assets of the Company. Accordingly that plan has no assets included in the information presented above. The assets of the other plan are less than the accumulated benefit obligation.

The weighted average rates used to determine the net periodic benefit costs were as follows:

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

                                                   April 2, 2005       April 3, 2004      March 29, 2003
                                                   -------------       -------------      --------------
Discount rate                                           2.9%                2.8%                3.0%
Rate of increased salary levels                         1.9%                1.7%                1.3%
Expected long-term rate of return on assets             2.0%                2.0%                1.0%

We have no other material obligation for post-retirement or post-employment benefits.

15. TRANSACTIONS WITH RELATED PARTIES

We issue loans to employees for relocation costs and other personal purposes. The amount of these loans, which is included in other assets, amounted to approximately $0.2 million, $0.3 million and $0.7 million in fiscal year 2005, 2004 and 2003, respectively. These loans are payable within five years. Certain loans are interest bearing, and interest income is recorded on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The outstanding loan balance is amortized as a charge to operating expense as such amounts are forgiven.

Additionally, we have made two $1.0 million earn-out payments to 6 Encore Inc. (formerly Fifth Dimension Information Systems, Inc.), in accordance with the Asset Purchase Agreement, dated December 12, 2001, as amended, in which Haemonetics Enterprises, Inc. and Haemonetics Canada Ltd. purchased the assets of Fifth Dimension Information Systems, Inc. The President and principal shareholder of 6 Encore Inc. is Brad Lazaruik, former Haemonetics Vice President, (President, Fifth Dimension division). The payments were made during fiscal year 2005 and 2003 respectively. There remains possible future payments to be made to 6 Encore Inc. of $2.1 million if sales of certain software products exceed certain cumulative levels prior to the end of fiscal year 2008.

16. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

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

Revenues from External Customers:

                                                             Years ended (in thousands)
                                                 April 2, 2005     April 3, 2004    March 29, 2003
                                                 -------------     -------------    --------------
Disposable Revenues by Product Family
      Donor:
         Blood Bank                               $    130,427      $    112,209      $     99,921
         Red Cell                                       28,676            22,321            15,542
         Plasma                                         97,250           114,346           114,436
                                                  ------------      ------------      ------------
                                                  $    256,353      $    248,876      $    229,899
      Patient:
         Surgical                                       86,377            76,664            68,321
                                                  ------------      ------------      ------------

      Disposables revenue                         $    342,730      $    325,540      $    298,220

      Equipment                                         20,695            16,687            20,381
      Misc & Service                                    20,173            22,002            18,355
                                                  ------------      ------------      ------------

      Total revenues from external customers      $    383,598      $    364,229      $    336,956
                                                  ============      ============      ============

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

Geographic Segmentation

Years ended (in thousands)

April 2, 2005
                                Other North   Total North
                United States     America       America         Japan       Other Asia    Total Asia      Germany
                -------------   -----------   -----------       -----       ----------    ----------      -------
Sales             $  131,632     $    3,275    $  134,907     $  104,963    $   28,489     $  133,452    $   32,318
Total Assets         326,127          3,463       329,590         43,014         8,500         51,514        15,130
Long-Lived
Assets                76,578          3,163        79,741         15,623         2,457         18,080         4,830

April 3, 2004
                                Other North   Total North
                United States     America       America         Japan       Other Asia    Total Asia      Germany
                -------------   -----------   -----------       -----       ----------    ----------      -------
Sales             $  126,872     $    3,271    $  130,143     $   99,626    $   27,129     $  126,755    $   33,489
Total Assets         269,743          3,354       273,097         48,314         8,363         56,677        13,698
Long-Lived
Assets                82,728          3,050        85,778         18,316         2,294         20,610         5,209

March 29, 2003
                                Other North   Total North
                United States     America       America         Japan       Other Asia    Total Asia      Germany
                -------------   -----------   -----------       -----       ----------    ----------      -------
Sales             $  127,241     $    2,746    $  129,987     $   94,215    $   24,654     $  118,869    $   30,125
Total Assets         228,560          3,666       232,226     $   48,343         6,866         55,209        14,028
Long-Lived
Assets                96,437          3,077        99,514         17,060         2,594         19,654         5,244

April 2, 2005
                                                                                                              Total
                      France     United Kingdom     Italy        Austria     Other Europe   Total Europe   Consolidated
                      ------     --------------     -----        -------     ------------   ------------   ------------
Sales                $   23,512    $    5,351     $   16,423    $    8,882     $   28,753    $  115,239     $  383,598
Total Assets             10,401         6,537         21,529         2,940         30,116        86,653        467,757
Long-Lived
Assets                    1,181         3,048          3,112           720         13,434        26,325        124,146

April 3, 2004
                                                                                                              Total
                      France     United Kingdom     Italy        Austria     Other Europe   Total Europe   Consolidated
                      ------     --------------     -----        -------     ------------   ------------   ------------
Sales                $   20,666    $    3,556     $   13,936    $    8,332     $   27,352    $  107,331     $  364,229
Total Assets             11,401         6,225         19,577         2,821         23,898        77,620        407,394
Long-Lived
Assets                    1,509         3,030          2,380           882          6,547        19,557        125,945

March 29, 2003
                                                                                                              Total
                      France     United Kingdom     Italy        Austria     Other Europe   Total Europe   Consolidated
                      ------     --------------     -----        -------     ------------   ------------   ------------
Sales                $   18,065    $    3,221     $   10,376    $    7,000     $   19,313    $   88,100     $  336,956
Total Assets             15,067         4,689         16,697         2,474         19,095        72,050        359,485
Long-Lived
Assets                    1,699         2,377          1,846           905          4,714        16,785        135,953

                    HAEMONETICS CORPORATION AND SUBSIDIARIES

17. REORGANIZATION

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
                                      ======

18. SUMMARY OF QUARTERLY DATA (UNAUDITED)

                                         First            Second           Third            Fourth
                                        Quarter          Quarter          Quarter          Quarter**
                                        -------          -------          -------          ---------
Fiscal year ended April 2, 2005:

Net revenues                          $   94,602       $   90,923       $   98,098       $   99,975

Gross profit                              47,100           45,549           51,781           53,446

Operating income                          14,962           13,911           15,300           15,670

Net income                                 9,820            8,874           11,007            9,938

Share data:

Net Income:

Basic                                 $     0.39       $     0.35       $     0.43       $     0.38

Diluted                               $     0.38       $     0.34       $     0.42       $     0.37

Fiscal year ended April 3, 2004:

Net revenues                          $   88,283       $   87,488       $   90,737       $   97,721

Gross profit                              39,835*          41,608*          43,390*          48,703*

Operating income                           8,435*           9,134*          14,373*          15,351*

Net income                                 4,983            5,495            9,314            9,528

Share data:

Net Income:

Basic                                 $     0.21       $     0.23       $     0.38       $     0.38

Diluted                               $     0.21       $     0.23       $     0.38       $     0.37

* Certain cost reductions were reclassified into gross profit from other income and expense so amounts differ from what was originally reported in fiscal year 2004.

** The fourth fiscal quarter of fiscal year 2004 includes 14 weeks due to our policy for determining our fiscal year end.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation (a Massachusetts corporation) and its subsidiaries as of April 2, 2005 and April 3, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at April 2, 2005 and April 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Haemonetics Corporation's internal control over financial reporting as of April 2, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2005 expressed an unqualified opinion thereon.


                                                 /s/ Ernst & Young LLP

Boston, Massachusetts

June 3, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A) Evaluation of Disclosure Controls and Procedures

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

B) Reports on Internal Control

     Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of directors regarding the preparation and fair presentation of published financial statements.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of April 2, 2005. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of April 2, 2005, the Company's internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of its internal control over financial reporting as of April 2, 2005 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

            Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Haemonetics Corporation maintained effective internal control over financial reporting as of April 2, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haemonetics Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Haemonetics Corporation maintained effective internal control over financial reporting as of April 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Haemonetics Corporation maintained, in all material respects, effective internal control over financial reporting as of April 2, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation as of April 2, 2005 and April 3, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 2, 2005 of Haemonetics Corporation and our report dated June 3, 2005 expressed an unqualified opinion thereon.


                                                     /s/ Ernst & Young LLP

Boston, Massachusetts
June 3, 2005

C) Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal year that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 27, 2005.

(b) The information concerning our Executive Officers is set forth at the end of
Part I hereof.

(c) The balance of the information required by this item including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 401 of S-K is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 27, 2005. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company's Code of Business Conduct located on the Company's internet web site at http://www.haemonetics.com/site/content/investor/investor.asp and it is available in print to any shareholder who requests it. Such requests should be directed to our Company's Secretary.

We intend to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to our chief executive officer, chief financial officer and senior financial officers and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference in our Proxy Statement for the Annual Meeting to be held. July 27, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 27, 2005

Stock Plans

The following table below sets forth information as of April 2, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                                              (a)
                                                              Number of                               (c)
                                                              securities to be                        Number of securities
                                                              issued upon        (b)                  available for future
                                                              exercise of        Weighted average     issuance under
                                                              outstanding        exercise price of    equity compensation
                                                              options,           outstanding          plans(excluding
                                                              warrants and       options, warrants    securities reflected
                                                              rights             and rights           in columns (a) (1)
                                                              ----------------   -----------------    ---------------------
Plan Category

Equity Compensation Plans approved by security holders           3,465,829          $    25.54              774,064
Equity compensation plans not approved by security holders              -0-                 -0-                  -0-
                                                                 ---------          ----------              -------
Total                                                            3,465,829          $    25.54              774,064

(1) Includes 161,689 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference in our Proxy Statement for the Annual Meeting to be held July 27, 2005.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

      The following documents are filed as a part of this report:

(a)   Financial Statements are included in Part II of this report

      Financial Statements required by Item 8 of this Form

           Consolidated Statements of Income.................................36
           Consolidated Balance Sheets.......................................37
           Consolidated Statements of Stockholders' Equity...................38
           Consolidated Statements of Cash Flows.............................39
           Notes to Consolidated Financial Statements........................40
           Report of Independent Registered Public Accounting Firm...........63

      Schedules required by Article 12 of Regulation S-X

           II Valuation and Qualifying Accounts..............................73

      All other schedules have been omitted because they are not applicable or not required.

(b) Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 69, which is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HAEMONETICS CORPORATION


                                           By: /s/ Brad Nutter
                                               ---------------------------------
                                               Brad Nutter, President
                                               and Chief Executive Officer

Date: June 3, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                  Title                                               Date
---------------------------------  ---------------------------------------------------               ------------
    /s/ Ronald A. Matricaria       Chairman of the Board                                             June 3, 2005
---------------------------------
      Ronald A. Matricaria

        /s/ Brad Nutter            President and Chief Executive Officer, Director
---------------------------------  (Principal Executive Officer)                                     June 3, 2005
          Brad Nutter

       /s/ Ronald J. Ryan          Vice President and Chief Financial Officer,
---------------------------------  (Principal Financial Officer)                                     June 3, 2005
         Ronald J. Ryan

      /s/ Susan M. Hanlon          Vice President Planning and Control (Principal
---------------------------------  Accounting Officer)                                               June 3, 2005
        Susan M. Hanlon

      /s/ Yutaka Sakurada          President, Haemonetics Japan/Asia and Chairman and
---------------------------------  CEO, Haemonetics Japan Director                                   June 3, 2005
        Yutaka Sakurada

     /s/ Benjamin L. Holmes        Director                                                          June 3, 2005
---------------------------------
       Benjamin L. Holmes

      /s/ Lawrence C. Best         Director                                                          June 3, 2005
---------------------------------
        Lawrence C. Best

    /s/ Susan Bartlett Foote       Director                                                          June 3, 2005
---------------------------------
      Susan Bartlett Foote

     /s/ Ronald G. Gelbman         Director                                                          June 3, 2005
---------------------------------
       Ronald G. Gelbman

      /s/ Pedro Granadillo         Director                                                          June 3, 2005
---------------------------------
        Pedro Granadillo

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

      3D* By-Laws of the Company, as amended March 31, 2005( filed as Exhibit
10.1 to the Company's Form 8-K No. 1-10730 dated April 6, 2005 and incorporated herein by reference).

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

      10C* Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).

      10D* Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).

      10E* Amendment No. 1 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the child care facility (filed as Exhibit 10N to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).

      10F* Amendment No. 2 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company (filed as Exhibit 10S to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

      10G* Real Estate purchase agreement dated May 1, 1994 between 3M UK Holding PLC and the Company (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

      10H* 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

      10I* Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company's Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

      10J* First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).

      10K* Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company's Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

      10L* Note Purchase agreement whereby Haemonetics Corporation authorized sale of $40,000,000, 7.05% Senior Notes due October 15, 2007 (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 27, 1997 and incorporated herein by reference).

      10M* 1998 Employee Stock Purchase Plan (filed as Exhibit 10Z to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).

      10N* 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).

      10O* Lease, dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).

      10P* Agreement and Plan of Merger dated September 4, 2000 between Haemonetics Corporation and Transfusion Technologies Corporation (filed as
Exhibit 2.1 to the Company's Form 8-K No. 1-14041 dated September 29, 2000 and incorporated herein by reference).

      10Q* Amendment dated September 29, 2000 to the 7.05% Senior Notes (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended September 30, 2000 and incorporated herein by reference).

      10R* Haemonetics Corporation 2000 Long-term Incentive Plan (filed as
Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).

      10S* Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).

      10T* Amendment No. 3 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company, dated April 1, 1997 (filed as
Exhibit 10AA to the Company's Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).

      10U* Amendment No. 4 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership, as assigned to Trinet Essential Facilities XXIX, Inc., effective June 18, 1998, and the Company, dated February 25, 2002. (filed as Exhibit 10AB to the Company's Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).

      10V* Employment Agreement between the Company and Ronald J. Ryan. (filed as Exhibit 10.2 to the Company's Form 10-Q No. 1-10730 for the quarter ended June 29, 2002and incorporated herein by reference).

      10W* Employment agreement between Brad Nutter and Haemonetics Corporation. ( filed as Exhibit 10AE to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10X * First Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts. ( filed as Exhibit 10AF to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10Y * Second Amendment to lease dated July 17, 1990 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania.( filed as Exhibit 10AG to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10Z* Form of Option Agreements for Non-Qualified stock options for the 1992 Long-Term Incentive Plan for Employees. (filed as Exhibit 10AH to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AA* Form of Option Agreements for Non-Qualified stock options for the 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AI to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AB* Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees. (filed as Exhibit 10AJto the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AC* Form of Option Agreements for Non-Qualified stock options for the 2000 Long- Term Incentive Plan for Non-Employee Directors. (filed as Exhibit 10AK to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

      10AD* Employment Agreement between the Company and Robert Ebbeling. (filed as Exhibit 10AL to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003.)

      10AE* Employment agreement between the Company and Peter Allen (filed as
Exhibit 10.1 to the Company's Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

      10AF* Employment agreement between the Company and Brian Concannon (filed as Exhibit 10.2 to the Company's Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

      10AG* Employment agreement between the Company and Alicia Lopez (filed as
Exhibit 10.3 to the Company's Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

      10AH* Second Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts(filed as Exhibit 10AM to the Company's Form 10-K No 1-10730 for the year ended April 3, 2004 and incorporated herein by reference).

      10AI* Third Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts (filed as Exhibit 10AN to the Company's Form 10-K No 1-10730 for the year ended April 3, 2004 and incorporated herein by reference).

      10AJ* Summary of the Employment Agreement between Haemonetics Corporation and Dr. Ulrich Exckert (filed as Exhibit 10AO to the Company's Form 10-K No 1-10730 for the year ended April 3, 2004 and incorporated herein by reference).

      10AK Amendment dated April 22, 2005 to the 7.05% Senior Notes.

      21 Subsidiaries of the Company

      23.1 Consent of the Independent Registered Public Accounting Firm

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

SCHEDULE II

                             HAEMONETICS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                    Balance at     Charged to
                                   Beginning of       Costs        Charged to Other      Write-Offs (Net    Balance at End
                                      Period      and Expenses         Accounts          of Recoveries)        of Period
                                   ------------   ------------     ----------------      ---------------    --------------
For Year Ended April 2, 2005

Allowance for Doubtful Accounts      $   2,261      $     782         $      --            $    (969)          $   2,074

For Year Ended April 3, 2004

Allowance for Doubtful Accounts      $   1,449      $     809         $      --            $       3           $   2,261

For Year Ended March 29, 2003

Allowance for Doubtful Accounts      $   1,298      $     149         $      --            $       2           $   1,449

Purchase Accounting Reserves         $      44      $     (44)        $      --            $      --           $      --