Form 10-Q
period 2005-07-02
HAEMONETICS CORP
filed 2005-08-11
CIK 313143

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended:  July 2, 2005      Commission File Number:  1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

400 Wood Road, Braintree, MA 02184
(Address of principal executive offices)

Registrant’s telephone number, including area code:           (781) 848-7100

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒	No ☐

The number of shares of $.01 par value common stock outstanding as of July 2, 2005:
26,349,126

HAEMONETICS CORPORATION
INDEX

ITEM 1.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	Three months ended

	July 2, 2005	July 3, 2004

Net revenues	$103,173	$94,602
Cost of goods sold	48,649	47,502

Gross profit	54,524	47,100
Operating expenses:
Research and development	5,541	4,054
Selling, general and administrative	30,488	28,084

Total operating expenses	36,029	32,138

Operating income	18,495	14,962
Interest expense	(541)	(661)
Interest income	1,313	363
Other income (expense), net	864	(232)

Income before provision for income taxes	20,131	14,432
Provision for income taxes	7,247	4,612

Net income	$12,884	$9,820

Basic income per common share	$0.49	$0.39
Income per common share assuming dilution	$0.47	$0.38
Weighted average shares outstanding
Basic	26,280	25,155
Diluted	27,209	25,579

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except per share data)

	July 2, 2005	April 2, 2005

ASSETS
Current assets:
Cash and cash equivalents	$198,067	$185,815
Accounts receivable, less allowance of $1,827 as of July 2, 2005 and $2,074 as of April 2, 2005	83,625	80,719
Inventories	55,998	53,088
Deferred tax asset, net	11,658	13,785
Prepaid expenses and other current assets	15,517	10,204

Total current assets	364,865	343,611

Total property, plant and equipment	270,154	272,618
Less: accumulated depreciation	202,244	203,281

Net property, plant and equipment	67,910	69,337
Other assets:
Other intangibles, less amortization of $9,839 as of July 2, 2005 and $9,327 as of April 2, 2005	25,291	25,827
Goodwill, net	17,936	18,193
Deferred tax asset, long term	219	102
Other long-term assets	9,641	10,687

Total other assets	53,087	54,809

Total assets	$485,862	$467,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$26,258	$26,612
Accounts payable	15,123	11,111
Accrued payroll and related costs	12,712	15,998
Accrued income taxes	15,893	12,417
Other accrued liabilities	19,157	21,784

Total current liabilities	89,143	87,922
Long-term debt, net of current maturities	19,101	19,231
Other long-term liabilities	5,049	5,469
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 80,000,000 shares; Issued – 26,349,126 shares as of July 2, 2005 and 26,177,468 shares as of April 2, 2005	263	262
Additional paid-in capital	126,804	121,803
Retained earnings	246,653	233,769
Accumulated other comprehensive loss	(1,151)	(699)

Total stockholders’ equity	372,569	355,135

Total liabilities and stockholders’ equity	$485,862	$467,757

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Otber Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

	Shares	Amount

Balance, April 2, 2005	26,177	$262	$121,803	$233,769	$(699)	$355,135

Employee stock purchase plan	25	—	680	—	—	680
Exercise of stock options and related tax benefit	147	1	4,321	—	—	4,322
Net income	—	—	—	12,884	—	12,884	$12,884
Net change in minimum pension liability	—	—	—	—	(52)	(52)	(52)
Foreign currency translation adjustment	—	—	—	—	(3,760)	(3,760)	(3,760)
Unrealized gain on cash flow hedges	—	—	—	—	3,360	3,360	3,360

Comprehensive income	—	—	—	—	—	—	$12,432

Balance, July 2, 2005	26,349	$263	$126,804	$246,653	$(1,151)	$372,569

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended

	July 2, 2005	July 3, 2004

Cash Flows from Operating Activities:
Net income	$12,884	$9,820
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	5,331	7,161
Deferred tax expense(benefit)	21	(559)
Gain on sales of plant, property and equipment	(641)	(2,565)
Tax benefit related to exercise of stock options	481	134
Unrealized (gain) loss from hedging activities	(269)	211
Change in operating assets and liabilities:
Increase in accounts receivable, net	(5,618)	(2,724)
Increase in inventories	(4,440)	(2,240)
Decrease (increase) in prepaid income taxes	274	(1,133)
Decrease (increase) in other assets and other long-term liabilities	661	(375)
Increase in accounts payable and accrued expenses	3,075	1,729

Net cash provided by operating activities	11,759	9,459
Cash Flows from Investing Activities:
Purchases of short-term investments	—	(27,400)
Gross proceeds from sale of short-term investments	—	2,350
Capital expenditures on property, plant and equipment	(6,476)	(3,758)
Proceeds from sale of property, plant and equipment	1,859	4,539

Net cash (used in) provided by investing activities	(4,617)	(24,269)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(120)	(111)
Net increase (decrease) in short-term revolving credit agreements	179	(978)
Employee stock purchase plan	680	395
Exercise of stock options	3,841	2,715
Grant monies received	347	—

Net cash provided by financing activities	4,927	2,021
Effect of Exchange Rates on Cash and Cash Equivalents	183	(22)

Net Increase in Cash and Cash Equivalents	12,252	(12,811)
Cash and Cash Equivalents at Beginning of Year	185,815	79,467

Cash and Cash Equivalents at End of Period	$198,067	$66,656

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$502	$1,181

Supplemental Disclosures of Cash Flow Information:
Interest paid	$780	$996

Income taxes paid	$2,666	$2,819

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Operating results for the three-month period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2006.  For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2005.

Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 2006 presentation as previously disclosed in our fiscal year 2005 Annual Report on Form 10-K .

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2006 and 2005 include 52 weeks with all four quarters including 13 weeks.

2.     RECENT ACCOUNTING PRONOUCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.   154, “Accounting Changes and Error Corrections”, (“SFAS No. 154”) to replace Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 applies to the reporting of voluntary changes in accounting principles.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the current period in which the change is made.  SFAS No. 154 requires that the effect of the change be reported retrospectively to prior periods unless it is 1) impracticable to determine the period by period effect of the change and/or 2) the cumulative effect of the change.  When it is impracticable to determine the period by period effect of the change, the Statement requires that the effect of the change be applied to the balances of assets and liabilities in the earliest period for which retrospective application is practical and the offset be made to retained earnings or other appropriate equity account.  In the case where it is impracticable to determine the cumulative effect of applying a change, the Statement requires that the new accounting principle be applied prospectively from the earliest practicable date.  This statement is effective for our fiscal year 2007.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based payments”, (“SFAS No. 123R”) which is a revision of FASB Statement No. 123, (“SFAS No. 123”) Accounting for Stock Based Compensation.  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective for our fiscal year 2007 reporting.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the results of operations, although it will have no material impact on our overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future as well as other factors. The SEC announced in April 2005, that it would extend this phase-in period and, therefore, our effective date for implementation of Statement No. 123(R) is the first quarter of fiscal year 2007.  We are currently evaluating which fair value method we will use to adopt the requirements of SFAS No. 123R.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

The FASB recently issued, FASB Statement SFAS No. 151, “Inventory Costs,” (“SFAS No. 151”) an amendment of  Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges.  It also clarifies that the required allocation of fixed production overheads to inventory are based on the normal capacity of the production facilities.  We adopted SFAS No. 151 on April 3, 2005 at the beginning of our fiscal year 2006.  The clarification provided by SFAS No. 151 is consistent with our current accounting policy, and accordingly there was no impact from the adoption of this statement.

3.     SHORT TERM INVESTMENTS

We held no short term investments during the first quarter ended July 2, 2005.  As of July 3, 2004,  all our short term  investments, consisted   of auction rate debt securities and were categorized as available for sale  under the provisions of  SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 to 35 days. Despite the long-term nature of the stated contractual maturities of these investments, we have the ability to liquidate these securities prior to their stated maturity date.  As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments during the first quarter of fiscal year 2005.  All income generated from these investments was recorded as interest income. Proceeds from the sale of these short term investments, as reported on our consolidated statements of cash flows, totaled approximately $2.4 million during the first quarter of fiscal year 2005. Upon the sale of these investments, the cost was calculated based upon the specific identification method.

4.      EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by Statement of Financial Accounting Standards (“SFAS”) Statement No. 128, “Earnings Per Share.”  Basic EPS is computed by dividing net income by weighted average shares outstanding.  Diluted EPS includes the effect of potential dilutive common shares.

	For the three months ended

	July 2, 2005	July 3, 2004

	(in thousands, except per share amounts)
Basic EPS
Net income	$12,884	$9,820

Weighted average shares	26,280	25,155

Basic earnings per share	$0.49	$0.39

Diluted EPS
Net income	$12,884	$9,820

Basic weighted average shares	26,280	25,155
Effect of stock options	929	424

Diluted weighted average shares	27,209	25,579

Diluted earnings per share	$0.47	$0.38

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

5.     STOCK-BASED COMPENSATION

We adopted the disclosure only provisions for employee stock-based compensation under SFAS Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and continue to account for employee stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

At the date of grant, the exercise price of our employee stock options equals the market price of the underlying stock.  Therefore, under the intrinsic value method no accounting recognition is given to options granted to employees and directors until the options are exercised.  Upon exercise, net proceeds, including tax benefits realized, are credited to equity.  Had compensation costs under our stock-based compensation plans been determined based on the fair value model of SFAS Statement No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS Statement No. 148, the effect on our earnings per share would have been as follows:

	For the three months ended

	July 2, 2005	July 3, 2004

	(in thousands, except per share amounts)
Net income (as reported):	$12,884	$9,820
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(1,053)	(1,419)

Pro Forma Net Income:	$11,831	$8,401

Earnings per share:
Basic
As reported	$0.49	$0.39
Pro forma	$0.45	$0.33
Diluted
As Reported	$0.47	$0.38
Pro forma	$0.44	$0.33

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

6     ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.3 million for both the three month periods ended July 2, 2005 and July 3, 2004 that are included in selling, general and administrative expenses.  Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

7.     FOREIGN CURRENCY

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

8.     PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposable products through their use or expiration.  We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended

	July 2, 2005	July 3, 2004

	(in thousands)
Warranty accrual as of the beginning of the period	$703	$677
Warranty Provision	503	747
Warranty Spending	(507)	(673)

Warranty accrual as of the end of the period	$699	$751

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

9.     COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended

	July 2, 2005	July 3, 2004

	(in thousands)
Net income	$12,884	$9,820

Other comprehensive income:
Foreign currency translation	(3,760)	(1,262)
Unrealized gain on cash flow hedges, net of tax	2,683	2,000
Reclassifications into earnings of cash flow hedge losses, net of tax	677	1,081
Minimum pension liabilities adjustment, net of tax	(52)	—

Total comprehensive income	$12,432	$11,639

10.     INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	July 2, 2005	April 2, 2005

	(in thousands)
Raw materials	$14,972	$12,388
Work-in-process	6,240	6,067
Finished goods	34,786	34,633

	$55,998	$53,088

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

11.     GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of our goodwill during the three months ended July 2, 2005 is as follows (in thousands):

Carrying amount as of April 2, 2005	$18,193
Effect of change in rates used for translation	(257)

Carrying amount as of July 2, 2005	$17,936

Other Intangible Assets
(in thousands)

As of July 2, 2005

	Gross Carrying Amount	Accumulated Amortization	Weighted Average useful Life (in years)

Amortized Intangibles
Patents	$10,389	$2,540	13
Other technology	12,358	4,119	15
Customer contracts and related relationships	11,886	3,180	15

Subtotal	$34,633	$9,839	14
Indefinite Life Intangibles
Trade name	497	—	Indefinite

Total Intangibles	$35,130	$9,839

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

As of April 2, 2005

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)

		(in thousands)
Amortized Intangibles
Patents	$10,389	$2,321	14
Other technology	12,358	4,020	15
Customer contracts and related relationships	11,909	2,986	15

Subtotal	34,656	9,327	15
Indefinite Life Intangibles
Trade name	498	—	Indefinite

Total Intangibles	$35,154	$9,327

Changes to the net carrying value of our intangible assets from April 2, 2005 to July 2, 2005 include amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for amortized other intangible assets was $0.5 million for the three months ended July 2, 2005 and July 3, 2004. Annual amortization expense is expected to approximate $2.1 million for fiscal 2006, $1.9 million for fiscal years 2007 and 2008 and $1.8 million for fiscal years 2009 through 2011.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

12.     INCOME TAXES

The income tax provision as a percentage of pretax income was 36.0% and 32.0% for the three months ended July 2, 2005 and July 3, 2004, respectively. The lower tax rate reported in the prior year resulted from a non-recurring reduction in foreign taxes due to the reversal of previously established tax reserves related to a local Japanese tax matter.

13.     COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

On January 21, 2004 we filed a claim for binding arbitration against Baxter International, Inc., seeking an arbitration award that compels Baxter to honor its obligations to Haemonetics in the contracts it assumed, or to pay us damages. Provisions in our supply contracts signed with Alpha Therapeutics Corporation (“Alpha”) include protections in case of a change in ownership. In particular the contracts required that if Alpha were sold, the buyer must assume the obligations of the contracts. The arbitration panel issued its decision on May 20, 2005 and awarded the Company $27.8 million in damages plus legal costs.   We will record any amounts awarded in the period in which we are certain of the amount and that collection is probable.

14.     DEFINED BENEFIT PENSION PLANS

Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended

(in thousands):	July 2, 2005	July 3, 2004

Service Cost	$164	$142
Interest cost on benefit obligation	47	38
Expected return on plan assets	(17)	(14)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	6	9

Net periodic benefit cost	$200	$175

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

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

Donor

The blood bank products include machines, single use disposables and intravenous solutions that perform “apheresis,” (the separation of whole blood into its components and subsequent collection of  certain components, including platelets and plasma), as well as the washing of red blood cells for certain procedures. In addition, the blood bank product line includes solutions used in non-apheresis applications. The main devices used in non-apheresis devices used for these blood component therapies are the collection system MCS®+ mobile and the ACP® 215 automated cell processing system.

Red cell products include machines, single use disposables and intravenous solutions that perform apheresis for the collection of red blood cells.  Devices used for the collection of red blood cells are the MCS®+ 8150 system.

Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma.  The devices used in automated plasma collection are the PCS®2 plasma collection system and the Superlite™.

Patient

Surgical products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications.  Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.  The devices used in the surgical area are the OrthoPAT® and the Cell Saver® autologous blood recovery systems.

Other

Other revenue includes revenue generated from equipment repairs performed under preventative maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, Fifth Dimension.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-cont’d

Revenues from External Customers:

	Three months ended (in thousands)

	July 2, 2005	July 3, 2004

Disposable Revenues by Product Family
Donor:
Plasma	$27,303	$25,486
Blood Bank	32,690	30,769
Red Cell	8,455	6,461

	$68,448	$62,716
Patient:
Surgical	22,685	20,773

Disposables revenue	$91,133	$83,489
Equipment	6,111	6,673
Misc & Service	5,929	4,440

Total revenues from external customers	$103,173	$94,602

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our fiscal year 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2005. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 28.

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

We either sell our devices to customers (equipment revenue) or place our devices with customers subject to certain conditions. When the device remains our property, the customer has the right to use it for a period of time as long as they meet certain conditions we have established, which among other things, generally include one or more of the following:

•	Purchase and consumption of a minimum level of disposable products
•	Payment of monthly rental fees
•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 88% of our total revenues for the first quarter of both fiscal year 2006 and 2005.

Financial Summary

For the Quarter

(in thousands, except per share data)

	July 2, 2005	July 3, 2004	% Increase / Q1FY06 vs. Q1FY05

Net revenues	$103,173	$94,602	9.1%
Gross Profit	54,524	47,100	15.8
% of net revenues	52.8%	49.8%
Operating income	18,495	14,962	23.6
% of net revenues	17.9%	15.8%
Provision for income tax	7,247	4,612	57.1

% of net revenues	7.1%	4.9%
Net income	$12,884	$9,820	31.2
% of net revenues	12.5%	10.4%
Earnings per share-diluted	$0.47	$0.38	23.3

Net revenues for the first quarter of fiscal 2006 increased 9.1% over the first quarter of fiscal year 2005.  The favorable effects of foreign exchange contributed 2.8% to the increase.  The remaining 6.3% increase resulted from increases in disposable revenue across all four of our product lines.  Revenue increased primarily due to disposable unit increases and from an increase in software revenue, offset partially by decreases in equipment revenue.

Gross profit increased 15.8%. The favorable effects of foreign exchange accounted for a 5.5% increase.  The remaining 10.3% increase was due primarily to cost reductions and increased sales.  Operating income increased 23.6% over the first quarter of fiscal year 2005. The effect of foreign exchange accounted for 13.4% of the increase. The remaining 10.2% increase was due to gross profit improvements partly offset by increased operating expenses.

Net income increased 31.2% as compared to the first quarter of fiscal year 2005.  The favorable effects of foreign exchange accounted for 14.7% of the increase. The remaining increase of 16.5% was due to the increase in operating income and other income, net offset partly by an increase in tax expense.

RESULTS OF OPERATIONS

Q1 FISCAL 2006 AS COMPARED TO Q1 FISCAL 2005

Net Revenues
By geography
(in thousands)

	July 2, 2005	July 3, 2004	$ Increase	% Increase

United States	$38,223	$32,907	$5,316	16.2%
International	64,950	61,695	3,255	5.3

Net revenues	$103,173	$94,602	$8,571	9.1%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Approximately 63% and 65.2% of our revenues during the first quarters of fiscal years 2006 and 2005, respectively, were generated outside the U.S.  Revenues in Japan accounted for approximately 24.5% and 28.1% of total revenues for the first quarter of fiscal year 2006 and 2005, respectively.  Revenues in Europe accounted for approximately 30% of our total revenues for the first quarters of both fiscal year 2006 and 2005.  International sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro.  Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar.  The favorable effects of foreign exchange resulted in a 2.8% increase of the 9.1% increase in total sales.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

By product type
(in thousands)

	July 2, 2005	July 3, 2004	$ Increase/ (Decrease)	% Increase/ (Decrease)

Disposables	$91,133	$83,489	$7,644	9.2%
Equipment	6,111	6,673	(562)	(8.4)
Misc. & service	5,929	4,440	1,489	33.5

Net revenues	$103,173	$94,602	$8,571	9.1%

Disposables revenue by product line
   (in thousands)

	July 2, 2005	July 3, 2004	$ Increase/ (Decrease)	% Increase/ (Decrease)

Donor:
Plasma	$27,303	$25,486	$1,817	7.1%
Blood Bank	32,690	30,769	1,921	6.2
Red Cell	8,455	6,461	1,994	30.9

Subtotal	68,448	62,716	5,732	9.1%
Patient:
Surgical	22,685	20,773	1,912	9.2

Total disposables revenue	$91,133	$83,489	$7,644	9.2%

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines.  Disposable revenue for donor products increased 9.1% compared to the first quarter of fiscal year 2005. Foreign exchange resulted in a 3.0% increase in donor disposable revenue.  The remaining increase of 6.1% was a result of increases in all three donor disposable product lines.

Plasma
During the first quarter of fiscal year 2006, plasma disposable revenue increased 7.1%. The favorable effects of foreign exchange resulted in a 2.5% increase.   Of the 4.6% remaining increase, the U.S. increased by more than double that amount, but that increase was offset by decreases in Japan and Asia.  In the U.S. we experienced an increase in collections both because our market share grew over the first quarter of fiscal year 2005 due to conversion to Haemonetics systems by one customer ZLB Plasma services (“ZLB”) and because the oversupply of source plasma that had existed in fiscal year 2005 tapered off resulting in more collections by our customers. Conversely, in Japan, fewer plasma collections were performed as compared to the first quarter of fiscal year 2005 due to an oversupply of plasma inventory.  In Asia, collections were down due to increased competition in China from local products.

Blood Bank
During the first quarter of fiscal year 2006, blood bank disposable revenues increased 6.2% .The favorable effects of foreign exchange resulted in a 3.8% increase. Of the remaining 2.4% increase, the U.S. and Asia increased by more than double this amount but that increase was almost entirely offset by a decrease in Japan.    The increase in the U.S. was due to sales of intravenous solutions that we produce for pharmaceutical companies.  The increase in Asia was due to a comparison to lower distributor sales in the first quarter of fiscal year 2005 as these products were transitioned to a direct sales force in certain China markets.   The decrease in Japan was a result of fewer platelet collections.  Some of the market share increases we gained in Japan during fiscal year 2005 due to a competitor exiting the market were redistributed in the first quarter of fiscal year 2006 among the other remaining vendors.  In addition, Japan revenues were favorably affected by a product mix shift from non-filtered platelet collection sets to higher-priced filtered sets. Filtered sets include integrated blood filters to remove white cells from platelets.

Red Cell
During the first quarter of fiscal year 2006, red cell disposable revenue increased 30.9%.  The favorable effects of foreign exchange resulted in a 0.7% increase.  Of the remaining 30.2% increase, 90% is attributable to the U.S. and 9% to Europe. The increases in the U.S are primarily due to an increase in units sold, and, to a lesser extent, a shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood. The increase in units sold is primarily a result of expanding our penetration at existing customer sites.

PATIENT PRODUCTS

Surgical
The surgical blood salvage product line has two major brand platforms: the Cell Saver® brand and the OrthoPAT® brand.  During the first quarter of fiscal year 2006, disposable revenue for the surgical product line increased 9.2%.  The favorable effects of foreign exchange accounted for a 2.7% increase with 83% of the remaining 6.5% increase attributable to increases in OrthoPAT disposable revenues.

Cell Saver disposables revenue increased 4.1% as compared to the first quarter of fiscal year 2005.  The favorable effect of foreign exchange accounted for a 2.8% increase.  More than the entire remaining 1.3% increase is attributable to Europe and Asia, offset by a decrease in the U.S.   The increase in the international markets is a result of volume increases in Asia and both volume and price improvements in Europe. The decrease in the U.S. is a result of the declining number of higher blood loss cardiovascular procedures performed in the U.S. offset partially by the favorable effect of price increases.

OrthoPAT disposable revenues increased 28.3%.  The favorable effects of foreign exchange accounted for 2.5% of the increase. Of the remaining 25.8% increase, 60% is attributable to the U.S and 32% to Europe.  The increases are due primarily to volume increases as orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to patient pre-donation or donated blood during hip and knee replacements and other orthopedic surgeries and to price improvements.

Other Revenues
 (in thousands)

	July 2, 2005	July 3, 2004	$ Increase/ (Decrease)	% Increase/ (Decrease)

Equipment	$6,111	$6,673	$(562)	(8.4)%
Miscellaneous & Service	5,929	4,440	1,489	33.5

Total other revenues	$12,040	$11,113	$927	8.3%

During the first quarter of fiscal year 2006, revenue from equipment sales decreased 8.4%. The favorable effects of foreign exchange accounted for a 1.3% increase. The remaining decrease of 9.7% was due to comparison to the first quarter of fiscal year 2005 which included a large sale to a U.S. red cell customer. Equipment sales fluctuate from period to period.

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, Fifth Dimension.

During the first quarter of fiscal year 2006, miscellaneous and service revenue increased 33.5%. The favorable effects of foreign currency accounted for a 3.0% increase. Of the remaining 30.5% increase, 72% was due to increased revenue from a software support contract for a military customer at Fifth Dimension.

Gross profit

(in thousands)

	July 2, 2005	July 3, 2004	$ Increase	% Increase

Gross Profit	$54,524	$47,100	$7,424	15.8%
% of net revenues	52.8%	49.8%

During the first quarter of fiscal year 2006, gross profit increased 15.8%. The favorable effects of foreign exchange accounted for a 5.5% increase.  The remaining 10.3% increase was due primarily to i) improved manufacturing efficiencies as a result of more product being produced in our plants, ii) a decrease in depreciation on our equipment at customer sites primarily as a result of an increasing number of fully depreciated machines in our U.S. commercial plasma machine pool (iii) increased disposable sales and iv) a reduction in excess and obsolete inventory provisions.

Operating Expenses

(in thousands)

	July 2, 2005	July 3, 2004	$ Increase	% Increase

Research and development	$5,541	$4,054	$1,487	36.7%
Selling, general and administrative	30,488	28,084	2,404	8.6

Total operating expenses	$36,029	$32,138	$3,891	12.1%

% of net revenues	34.9%	34.0%

Research and Development

During the first quarter of fiscal year 2006, research and development expenses increased 36.7%. The effect of foreign exchange accounted for 1.5% of the increase. Approximately 90% of the remaining 35.2% increase was due to increased new product spending. The most significant amount of the increased spending was directed to our new, multi component collection platform.

Selling, General and Administrative

During the first quarter of fiscal year 2006, selling, general and administrative expenses increased 8.6%.   The effect of foreign exchange accounted for 2.0% of the increase. The majority of the remaining 6.6% increase was due to (i) higher personnel-related expenses in marketing and sales to support our new products and a higher level of sales, (ii) increased legal and compliance costs and (iii) increased costs associated with the conversion of our plasma devices to ZLB under the newly awarded contract.

Operating Income

(in thousands)

	July 2, 2005	July 3, 2004	$ Increase	% Increase

Operating Income	$18,495	$14,962	$3,533	23.6%
% of net revenues	17.9%	15.8%

Operating income increased 23.6% over the first quarter of fiscal year 2005. The effect of foreign exchange accounted for 13.4% of the increase. The remaining 10.2% increase was because of gross profit improvements partly offset by increased operating expenses.

Other Income, net
(in thousands)

	July 2, 2005	July 3, 2004	$ Change	% Change

Interest expense	$(541)	$(661)	$(120)	(18.2)%
Interest income	1,313	363	950	261.7
Other income (expense), net	864	(232)	1,096	472.4

Total other income (expense), net	$1,636	$(530)	$2,166	408.7%
% of net revenues	1.6%	0.6%

During the first quarter of fiscal year 2006, several factors contributed to the increase in total other income (expense), net: (i) a decrease in interest expense as we had lower average debt outstanding as compared to the first quarter of fiscal year 2005, (ii) an increase in interest income due to higher cash balances during the quarter and higher interest rates (iii) an increase in other income, net as a result of a $0.6 million increases in hedge-points over the first quarter of fiscal year 2005 and a $0.3 million insurance settlement on a property loss. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

For the current quarter, the income tax provision as a percentage of pretax income was 36% as compared to 32% for the first quarter of fiscal year 2005.  The lower tax rate reported in the prior year resulted from a non-recurring reduction in foreign taxes due to the reversal of previously established tax reserves related to a local Japanese tax matter.

New Products

We have delayed the full market release of the CardioPAT, a device approved for use in certain cardiovascular surgeries, and voluntarily recalled 33 devices that we had placed at customer trial sites, due to a potential problem with a valve on the disposable.  We have identified possible corrective actions to eliminate potential problems that could be caused by the valve on the disposable, and expect the cost to implement those corrective actions will be approximately $0.1million. We expect to implement those corrective actions later this year.  We have also delayed the launch of the CritScan device, a technology designed to perform non-invasive hematocrit testing, that we have the right to distribute world wide.  Critscan is not performing to the Company’s quality standards in initial customer trials.  The following new products planned for initial or expanded release in fiscal year 2006 and early fiscal year 2007 are proceeding to our time and spending expectations:  the Cell Saver 5+, Scansystem, Bloodstream product family and Cymbal.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	July 2, 2005	April 2, 2005

	(dollars in thousands)
Cash & cash equivalents	$198, 067	$185,815
Working capital	$275,722	$255,689
Current ratio	4.1	3.9
Net cash position (1)	$152,708	$139,972
Days sales outstanding (DSO)	72	70
Annual disposables finished goods inventory turnover	5.4	4.9

(1)	Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures, acquisitions, new business and product development and working capital for at least the next twelve months.

	For the quarter ended		$ Increase Q1 06 vs Q1 05

	July 2, 2005	July 3, 2004

	(In thousands)
Net cash provided by (used in):
Operating activities	$11,759	$9,459	$2,300
Investing activities	(4,617)	(24,269)	19,652
Financing activities	4,927	2,021	2,906
Effect of exchange rate changes on cash (1)	183	(22)	205

Net increase in cash and cash equivalents	$12,252	$(12,811)	$25,063

Cash Flow Overview:

(1)

The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at July 2, 2005 versus April 2, 2005, the European currencies, primarily the Euro, and the Yen have weakened against the U.S. dollar. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

First Quarter Comparison

Operating Activities:

Net cash provided by operating activities increased $2.3 million in the first quarter of fiscal year 2006 due primarily to increases from:

•	$3.7 million in net income adjusted for non-cash items

•	$2.3 million from increases in accounts payable and accrued expenses, and reductions in other assets

•	$1.4 million from lower tax prepayments

offset by decreases from:

• $2.9 million in increased accounts receivable balances due to the higher level of sales, and

• $2.2 million from increased inventory purchases during the first quarter of fiscal year 2006

Investing Activities:

Net cash provided by investing activities increased $19.7 million as a result of an increase of:

•	$25.1 million from short-term investment activity during the first quarter of fiscal year 2005 that did not occur in the first quarter of fiscal year 2006 offset by decreases from:

•

$2.7 million in fewer proceeds from the sale of property, plant and equipment, due primarily to a significant sale of our equipment to a red cell customer during the first quarter of fiscal year 2005 and,

•

$2.7 million more capital expenditures during the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 reflecting the expansion of our Scotland plant and investment in documentation control software in the U.S.

During the first quarter of fiscal year 2006, we had capital expenditures of $6.5 million.

Financing Activities:

Net cash provided by financing activities increased by $2.9 million. The increase was due to:

•	$1.1 million in increased proceeds from stock option exercises during the first quarter of fiscal year 2006.

•	$1.2 million due to changes in short-term debt to meet the working capital needs of our Japan subsidiary.

Inflation

We do not believe that inflation has had a significant impact on our results of operations for the periods presented.  Historically, we believe we have been able to minimize the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products.

Foreign Exchange

Approximately 63% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

 It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. We enter into forward contracts that mature one month prior to the anticipated timing of the forecasted foreign currency denominated sales. These contracts are designated as cash flow hedges and are intended to lock in the expected cash flows of forecasted foreign currency denominated sales at the available spot rate. Actual spot rate gains and losses on these contracts are recorded in sales, at the same time the underlying transactions being hedged are recorded.

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

			Composite Index Hedge Spot Rates	Favorable / (Unfavorable) Change versus Prior Year

FY2002		Q1	0.99	5.2%
		Q2	0.97	3.3%
		Q3	1.01	(8.6)%
		Q4	1.05	(7.5)%

2002	Total		1.00	(2.0)%
FY2003		Q1	1.09	(8.9)%
		Q2	1.08	(10.3)%
		Q3	1.10	(8.1)%
		Q4	1.17	(11.0)%

2003	Total		1.11	(9.5)%
FY2004		Q1	1.13	(3.6)%
		Q2	1.05	3.6%
		Q3	1.06	3.2%
		Q4	1.01	15.9%

2004	Total		1.06	4.9%
FY2005		Q1	0.97	15.7%
		Q2	0.99	5.1%
		Q3	0.92	15.5%
		Q4	0.89	14.1%

2005	Total		0.94	12.7%
FY2006		Q1	0.92	5.2%
		Q2	0.91	9.1%
		Q3	0.87	5.7%
		Q4	0.86	2.8%
2006	Total		0.89	5.1%
FY2007		Q1	0.89	3.6%
		Q2	0.93*	(1.6)%

NOTE: * Represents hedges for July and August FY07.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154 , “Accounting Changes and Error Corrections”, (“SFAS No. 154”) to replace Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 applies to the reporting of voluntary changes in accounting principles.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the current period in which the change is made.  SFAS No. 154 requires that the effect of the change be reported retrospectively to prior periods unless it is 1) impracticable to determine the period by period effect of the change and/or 2) the cumulative effect of the change.  When it is impracticable to determine the period by period effect of the change, the Statement requires that the effect of the change be applied to the balances of assets and liabilities in the earliest period for which retrospective application is practical and the offset be made to retained earnings or other appropriate equity account.  In the case where it is impracticable to determine the cumulative effect of applying a change, the Statement requires that the new accounting principle be applied prospectively from the earliest practicable date.  This statement is effective for our fiscal year 2007.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based payments”, (“SFAS No. 123R”) which is a revision of FASB Statement No. 123, (“SFAS No. 123”) Accounting for Stock Based Compensation.  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective for our fiscal year 2007 reporting.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the results of operations, although it will have no material impact on our overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future as well as other factors. The SEC announced in April 2005, that it would extend this phase-in period and, therefore, our effective date for implementation of Statement No. 123(R) is the first quarter of fiscal year 2007.  We are currently evaluating which fair value method we will use to adopt the requirements of SFAS No. 123R.

The FASB recently issued, FASB Statement SFAS No. 151, “Inventory Costs,” (“SFAS No. 151”) an amendment of  Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges.  It also clarifies that the required allocation of fixed production overheads to inventory are based on the normal capacity of the production facilities.  We adopted SFAS No. 151 on April 3, 2005 at the beginning of our fiscal year 2006.  The clarification provided by SFAS No. 151 is consistent with our current accounting policy, and accordingly there was no impact from the adoption of this statement.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At July 2, 2005, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged Currency	(BUY / SELL) Local Currency	Weighted Spot Contract Rate		Weighted Forward Contract Rate		Fair Value	Maturity

Euro	5,200,000	$1.227		$1.225		$80,123	Jul-Aug 2005
Euro	8,300,000	$1.302		$1.308		$760,897	Sep-Nov 2005
Euro	8,850,000	$1.306		$1.320		$851,019	Dec 2005-Feb 2006
Euro	10,350,000	$1.258		$1.276		$497,942	Mar-May 2006
Japanese Yen	1,195,000,000	110.3	per US$	108.0	per US$	$203,583	Jul-Aug 2005
Japanese Yen	1,835,000,000	105.5	per US$	102.9	per US$	$1,006,041	Sep-Nov 2005
Japanese Yen	1,625,000,000	104.5	per US$	101.3	per US$	$967,556	Dec 2005-Feb 2006
Japanese Yen	1,553,000,000	106.9	per US$	103.3	per US$	$493,728	Mar-May 2006

				Total:		$4,860,889

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies.  In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $11.4 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $12.8 million decrease in the fair value of the forward contracts.

INTEREST RATE RISK

All of our long-term debt is at fixed rates.  Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts.  The fair value of our long-term debt, however, does change in response to interest rate movements due to its fixed rate nature.

At July 2, 2005, the fair value of our long-term debt was approximately $1.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $11.4 million, 7.05% fixed rate senior notes and our $7.7 million, 8.41% real estate mortgage.

At July 3, 2004, the fair value of our long-term debt was approximately $2.4 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $17.1 million, 7.05% fixed rate senior notes and our $8.6 million, 8.41% real estate mortgage.

Using scenario analysis, if interest rate on all long-term maturities changed by 10% from the rate levels that existed at July 2, 2005 the fair value of our long-term debt would change by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of July 2, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in our internal control over financial reporting during the three months ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HAEMONETICS CORPORATION

Date: August 8, 2005	By:	/s/ BRAD NUTTER

Brad Nutter, President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ RONALD J. RYAN

Ronald J. Ryan, Vice President and Chief
Financial Officer (Principal Financial Officer)