Form 10-Q
period 2005-10-01
HAEMONETICS CORP
filed 2005-11-09
CIK 313143

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: October 1, 2005    Commission File Number:      1-10730

HAEMONETICS CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Wood Road, Braintree, MA 02184

(Address of principal executive offices)

Registrant’s telephone number, including area code:                 (781) 848-7100

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	☐	No	☒

The number of shares of $.01 par value common stock outstanding as of October 1, 2005:

26,474,612

HAEMONETICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	Three months ended		Six months ended
	October
	1, 2005	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net revenues	$100,488	$90,923	$203,661	$185,525
Cost of goods sold	48,723	45,374	97,372	92,876
Gross profit	51,765	45,549	106,289	92,649
Operating expenses:
Research and development	6,283	4,253	11,824	8,307
Selling, general and administrative	30,103	27,385	60,591	55,469

Total operating expenses	36,386	31,638	72,415	63,776
Operating income	15,379	13,911	33,874	28,873

Interest expense	(522)	(636)	(1,063)	(1,297)
Interest income	1,083	502	2,396	865
Other income (expense), net	481	(69)	1,345	(301)

Income before provision for income taxes	16,421	13,708	36,552	28,140

Provision for income taxes	5,476	4,834	12,723	9,446

Net income	$10,945	$8,874	$23,829	$18,694

Basic income per common share	$0.42	$0.35	$0.91	$0.74

Income per common share assuming dilution	$0.40	$0.34	$0.87	$0.73

Weighted average shares outstanding
Basic	26,395	25,258	26,338	25,207
Diluted	27,354	25,784	27,279	25,681

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands,)

	October 1, 2005	April 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$209,981	$185,815
Accounts receivable, less allowance of $1,426 as of October 1, 2005 and $2,074 as of April 2, 2005	83,409	80,719
Inventories	57,581	53,088
Deferred tax asset, net	11,084	13,785
Prepaid expenses and other current assets	17,005	10,204
Total current assets	379,060	343,611
Total property, plant and equipment	272,908	272,618
Less: accumulated depreciation	205,833	203,281
Net property, plant and equipment	67,075	69,337
Other assets:
Other intangibles, less amortization of $10,386 as of October 1, 2005 and $9,327 as of April 2, 2005	24,864	25,827
Goodwill, net	18,730	18,193
Deferred tax asset, long term	207	102
Other long-term assets	9,287	10,687
Total other assets	53,088	54,809
Total assets	$499,223	$467,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$27,643	$26,612
Accounts payable	13,252	11,111
Accrued payroll and related costs	14,417	15,998
Accrued income taxes	9,509	12,417
Other accrued liabilities	23,078	21,784
Total current liabilities	87,899	87,922
Long-term debt, net of current maturities	18,967	19,231
Other long-term liabilities	5,107	5,469
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 80,000,000 shares; Issued and outstanding – 26,474,612 shares as of October 1, 2005 and 26,177,468 shares as of April 2, 2005	265	262
Additional paid-in capital	130,723	121,803
Retained earnings	257,598	233,769
Accumulated other comprehensive loss	(1,336)	(699)
Total stockholders’ equity	387,250	355,135
Total liabilities and stockholders’ equity	$499,223	$467,757

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Otber Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Equity	Income

Balance, April 2, 2005	26,177	$262	$121,803	$233,769	$(699)	$355,135

Employee stock purchase plan	25	—	680	—	—	680
Exercise of stock options and related tax benefit	273	3	8,240			8,243
Net income	—	—	—	23,829	—	23,829	$23,829
Net change in minimum pension liability	—	—	—	—	(52)	(52)	(52)
Foreign currency translation adjustment	—	—	—	—	(4,894)	(4,894)	(4,894)
Unrealized gain on cash flow hedges	—	—	—	—	4,309	4,309	4,309
Comprehensive income	—	—	—	—	—	—	$23,192

Balance, October 1, 2005	26,475	$265	$130,723	$257,598	$(1,336)	$387,250

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	October 1,	October 2,
	2005	2004
Cash Flows from Operating Activities:
Net income	$23,829	$18,694

Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	12,285	14,328
Deferred tax expense	21	1,920
Gain on sales of plant, property and equipment	(1,220)	(2,905)
Tax benefit related to exercise of stock options	1,142	421
Unrealized loss from hedging activities	1,319	521
Change in operating assets and liabilities:
Increase in accounts receivable, net	(6,062)	(1,993)
Increase in inventories	(7,687)	(2,768)
Decrease (increase) in prepaid income taxes	219	(1,315)
Decrease in other assets and other long-term liabilities	(870)	(1,033)
(Decrease) increase in accounts payable and accrued expenses	(348)	1,514
Net cash provided by operating activities	22,628	27,384
Cash Flows from Investing Activities:
Purchases of short-term investments	—	(38,650)
Gross proceeds from sale of short-term investments	—	13,550
Capital expenditures on property, plant and equipment	(10,531)	(7,177)
Proceeds from sale of property, plant and equipment	2,918	5,505
Acquisition of patents	—	(4,019)
Net cash used in investing activities	(7,613)	(30,791)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(243)	(224)
Net increase (decrease) in short-term revolving credit agreements	2,025	(2,975)
Employee stock purchase plan	680	395
Exercise of stock options	7,101	6,796
Grant monies received	318	—
Net cash provided by financing activities	9,881	3,992
Effect of Exchange Rates on Cash and Cash Equivalents	(730)	27
Net Increase in Cash and Cash Equivalents	24,166	612
Cash and Cash Equivalents at Beginning of Year	185,815	79,467
Cash and Cash Equivalents at End of Period	$209,981	$80,079
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$1,736	$3,482
Supplemental Disclosures of Cash Flow Information:
Interest paid	$960	$1,179
Income taxes paid	$13,536	$8,848

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Operating results for the three or six month periods ended October 1, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2006.  For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2005.

Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 2006 presentation as previously disclosed in our fiscal year 2005 Annual Report on Form 10-K .

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2006 and 2005 include 52 weeks with all four quarters including 13 weeks.

2.  RECENT ACCOUNTING PRONOUCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.  154, “Accounting Changes and Error Corrections”, (“SFAS No. 154”) to replace Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 applies to the reporting of voluntary changes in accounting principles.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the current period in which the change is made.  SFAS No. 154 requires that the effect of the change be reported retrospectively to prior periods unless it is 1) impracticable to determine the period by period effect of the change and/or 2) the cumulative effect of the change.  When it is impracticable to determine the period by period effect of the change, the Statement requires that the effect of the change be applied to the balances of assets and liabilities in the earliest period for which retrospective application is practical and the offset be made to retained earnings or other appropriate equity account.  In the case where it is impracticable to determine the cumulative effect of applying a change, the Statement requires that the new accounting principle be applied prospectively from the earliest practicable date.  This statement is effective for our fiscal year 2007.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based payments”, (“SFAS No. 123R”) which is a revision of FASB Statement No. 123, (“SFAS No. 123”) Accounting for Stock Based Compensation.  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective for our fiscal year 2007 beginning on April 2, 2006.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the results of operations, although it will have no material impact on our overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future as well as other factors.  We are currently evaluating which fair value method and which transition method we will use to adopt the requirements of SFAS No. 123R.

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

3.  SHORT TERM INVESTMENTS

We held no short term investments during the second quarter ended October 1, 2005.  As of October 2, 2004,  all our short term  investments, consisted   of auction rate debt securities and were categorized as available for sale  under the provisions of  SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments in these securities were recorded at cost, which approximated fair value due to their variable interest rates, which typically reset every 28 to 35 days. Despite the long-term nature of the stated contractual maturities of these investments, we had the ability to liquidate these securities prior to their stated maturity date.  As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments during the first or second quarters of fiscal year 2005.  All income generated from these investments was recorded as interest income. Proceeds from the sale of these short term investments, as reported on our consolidated statements of cash flows, totaled approximately $13.6 million during the first six months of fiscal year 2005. Upon the sale of these investments, the cost was calculated based upon the specific identification method.

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

	For the three months ended
	October 1, 2005	October 2, 2004
	(in thousands, except per share amounts)
Basic EPS
Net income	$10,945	$8,874

Weighted average shares	26,395	25,258

Basic earnings per share	$0.42	$0.35

Diluted EPS
Net income	$10,945	$8,874

Basic weighted average shares	26,395	25,258
Effect of stock options	959	526

Diluted weighted average shares	27,354	25,784

Diluted earnings per share	$0.40	$0.34

	For the six months ended
	October 1, 2005	October 2, 2004
	(in thousands, except per share amounts)
Basic EPS
Net income	$23,829	$18,694

Weighted average shares	26,338	25,207

Basic earnings per share	$0.91	$0.74

Diluted EPS
Net income	$23,829	$18,694

Basic weighted average shares	26,338	25,207
Effect of stock options	941	474

Diluted weighted average shares	27,279	25,681

Diluted earnings per share	$0.87	$0.73

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

	For the three months ended
	October 1, 2005	October 2, 2004
	(in thousands, except per share amounts)

Net income (as reported):	$10,945	$8,874

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(2,127)	(1,639)

Pro Forma Net Income:	$8,818	$7,235

Earnings per share:

Basic
As reported	$0.42	$0.35
Pro forma	$0.33	$0.29

Diluted
As Reported	$0.40	$0.34
Pro forma	$0.32	$0.28

	For the six months ended
	October 1, 2005	October 2, 2004
	(in thousands, except per share amounts)

Net income (as reported):	$23,829	$18,694

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(3,182)	(3,138)

Pro Forma Net Income:	$20,647	$15,556

Earnings per share:

Basic
As reported	$0.91	$0.74
Pro forma	$0.78	$0.62

Diluted
As Reported	$0.87	$0.73
Pro forma	$0.76	$0.60

6.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.3 million and $1.2 million for the three month periods ended October 1, 2005 and October 2, 2004, respectively, and $2.6 million and $2.5 million for the six month periods ended October 1, 2005 and October 2, 2004, respectively that are included in selling, general and administrative expenses.  Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

	For the three months ended
	October 1, 2005	October 2, 2004
	(in thousands)

Warranty accrual as of the beginning of the period	$699	$751

Warranty Provision	536	344

Warranty Spending	(536)	(344)

Warranty accrual as of the end of the period	$699	$751

	For the six months ended
	October 1, 2005	October 2, 2004
	(in thousands)

Warranty accrual as of the beginning of the period	$703	$677

Warranty Provision	1,039	1,093

Warranty Spending	(1,043)	(1,019)

Warranty accrual as of the end of the period	$699	$751

9.  COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
	October 1, 2005	October 2, 2004
	(in thousands)

Net income	$10,945	$8,874

Other comprehensive income:
Foreign currency translation	(1,134)	159

Unrealized gain on cash flow hedges, net of tax	1,220	364

Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(271)	1,269

Total comprehensive income	$10,760	$10,666

	For the six months ended
	October 1, 2005	October 2, 2004
	(in thousands)

Net income	$23,829	$18,694

Other comprehensive income:
Foreign currency translation	(4,894)	(1,103)
Unrealized gain on cash flow hedges, net of tax	3,755	2,364

Reclassifications into earnings of cash flow hedge losses, net of tax	554	2,350
Minimum pension liabilities adjustment, net of tax	(52)	—
Total comprehensive income	$23,192	$22,305

10.    INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	October 1, 2005	April 2, 2005
	(in thousands)
Raw materials	$16,198	$12,388
Work-in-process	5,971	6,067
Finished goods	35,412	34,633
	$57,581	$53,088

11.  GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of our goodwill during the six months ended October 1, 2005 is as follows (in thousands):

Carrying amount as of April 2, 2005	$18,193

Fifth Dimension earn-out payment	1,020	(a)
Effect of change in rates used for translation	(483)

Carrying amount as of October 1, 2005	$18,730

(a) The acquisition of Fifth Dimension, which occurred on January 1, 2002, involved the potential for earn-out payments of up to $4.1 million based on Fifth Dimension reaching certain performance milestones prior to fiscal 2008.   The payment accrued this quarter was the third milestone payment.  The first two milestone payments, also in the amount of $1.0 million, were paid in fiscal year 2005 and 2004, respectively.

Other Intangible Assets

As of October 1, 2005

(in thousands)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average useful Life (in years)
Amortized Intangibles

Patents	$10,389	$2,759	13

Other technology	12,361	4,223	15
Customer contracts and related relationships	11,997	3,404	15
Subtotal	$34,747	$10,386	14

Indefinite Life Intangibles

Trade name	503	—	Indefinite

Total Intangibles	$35,250	$10,386

As of April 2, 2005

(in thousands)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
	(in thousands)

Amortized Intangibles

Patents	$10,389	$2,321	14

Other technology	12,358	4,020	15

Customer contracts and related relationships	11,909	2,986	15
Subtotal	34,656	9,327	15

Indefinite Life Intangibles

Trade name
	498	—	Indefinite
Total Intangibles
	$35,154	$9,327

Changes to the net carrying value of our intangible assets from April 2, 2005 to October 1, 2005 include amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for amortized other intangible assets was $0.5 million for both the three months ended October 1, 2005 and October 2, 2004 and $1.0 million for both the six months ended October 1, 2005 and October 2, 2004.  Annual amortization expense is expected to approximate $2.1 million for fiscal 2006, $2.5 million for fiscal years 2007 and 2008 and $2.4 million for fiscal years 2009 through 2011.

12.    INCOME TAXES

The income tax provision as a percentage of pretax income was 34.8% and 33.6% for the six months ended October 1, 2005 and October 2, 2004, respectively. For the six months ended October 1, 2005, the income tax provision, as a percentage of pretax income, was 35.8% before the $0.3 million net reversal in the current quarter of previously established tax reserves primarily related to a favorable determination of a tax deduction. These adjustments reduced the tax rate for the six months to 34.8%. For the six months ended October 2, 2004, the income tax provision, as a percentage of pretax income, was 36% before the $0.6 million first quarter reversal of previously established tax reserves related to a local Japanese tax matter and a second quarter $0.1 million release of reserve in the U.S.

13.    COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

On January 21, 2004 we filed a claim for binding arbitration against Baxter International, Inc. (“Baxter”), seeking an arbitration award to compel Baxter to honor its obligations to Haemonetics in the contracts it assumed, or to pay us damages. Provisions in our supply contracts signed with Alpha Therapeutics Corporation (“Alpha”) include protections in case of a change in ownership. In particular the contracts required that if Alpha were sold, the buyer must assume the obligations of the contracts. The arbitration panel issued its decision on May 20, 2005 and awarded the Company $27.8 million in damages plus interest, and legal fees and costs to be determined.  See the Subsequent Event Footnote No. 16 for further details.

14.  DEFINED BENEFIT PENSION PLANS

Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
(in thousands):	October 1, 2005	October 2, 2004
Service Cost	$157	$141
Interest cost on benefit obligation	44	38
Expected return on plan assets	(16)	(35)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	6	29
Net periodic benefit cost	$191	$173

	For the six months ended
(in thousands):	October 1, 2005	October 2, 2004
Service Cost	$321	$283
Interest cost on benefit obligation	91	76
Expected return on plan assets	(33)	(70)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	13	57
Net periodic benefit cost	$392	$346

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

Donor – Disposables and Equipment

Plasma collection products are machines, disposables and solutions that perform “apheresis” (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma),for the separation of whole blood components and subsequent collection of plasma.  The principal device used in automated plasma collection is the PCS®2 plasma collection system.

The blood bank products include machines, single use disposables and intravenous solutions that perform “apheresis,” as well as the washing of red blood cells for certain procedures, referred to as “cell processing”.  In addition, the blood bank product line includes solutions used in non-apheresis applications. The main devices used in these blood component therapies are the collection system MCS®+ mobile and the ACP® 215 automated cell processing system.

Red cell products include machines, single use disposables and intravenous solutions that perform apheresis to collect red blood cells.  The device used to collect red blood cells is the MCS®+ 8150 system.

Patient – Disposables and Equipment

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

Miscellaneous and Service

Miscellaneous and Service revenue includes revenue generated from equipment repairs performed under preventative maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, 5D Information Management (“5D”), previously known as Fifth Dimension.

Revenues from External Customers:

	Three months ended (in thousands)
	October 1, 2005	October 2, 2004
Disposable Revenues by Product Family
Donor:
Plasma	$25,938	$24,238
Blood Bank	32,193	33,338
Red Cell	8,903	6,653
	$67,034	$64,229
Patient:
Surgical	$19,930	$20,045

Disposables revenue	$86,964	$84,274

Equipment	6,623	2,580
Misc & Service	6,901	4,069
Total revenues from external customers	$100,488	$90,923

	Six months ended (in thousands)
	October 1, 2005	October 2, 2004
Disposable Revenues by Product Family
Donor:
Plasma	$53,241	$49,724
Blood Bank	64,883	64,107
Red Cell	17,358	13,114
	$135,482	$126,945
Patient:
Surgical	$42,615	$40,818

Disposables revenue	$178,097	$167,763

Equipment	12,734	9,253
Misc & Service	12,830	8,509
Total revenues from external customers	$203,661	$185,525

16.        SUBSEQUENT EVENT

On October 6, 2005 the independent arbitration panel entered their final award in our claim for binding arbitration against Baxter.  On October 13, 2005 we received $30.8 million from Baxter in full satisfaction of this award including damages, reimbursement of attorneys’ fees and costs, and statutory interest since the time of the arbitration panel’s initial award on May 20, 2005.

This award will be recorded in our third quarter financial statements. Certain of the award proceeds relate to the repayment of a lease receivable, with a carrying amount of $0.7 million, and the retirement of an intangible asset, with a carrying amount of $2.0 million, related to a supply contract that has been fully satisfied with this award.  After satisfaction of these assets the award will increase pre-tax income by $28.1 million, including a reduction in selling, general and administration expenses of $0.4 million for attorneys’ fees incurred during the current year, $1.3 million of interest income, and $26.3 million of other income.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our fiscal year 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2005. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 35.

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

We either sell our devices to customers (resulting in equipment revenue) or place our devices with customers subject to certain conditions. When the device remains our property, the customer has the right to use it for a period of time as long as the customer meets certain conditions we have established, which among other things, generally include one or more of the following:

•      Purchase and consumption of a minimum level of disposable products

•      Payment of monthly rental fees

•      An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 86.5% and 92.7% of our total revenues for the second quarter of fiscal year 2006 and 2005, respectively and 87.4% and 90.4% of our total revenues for the first six months of fiscal year 2006 and 2005 respectively.

Financial Summary

(in thousands, except per share data)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05

Net revenues	$100,488	$90,923	10.5%	$203,661	$185,525	9.8%
Gross Profit	51,765	45,549	13.6	106,289	92,649	14.7
% of net revenues	51.5%	50.1%		52.2%	49.9%

Operating income	15,379	13,911	10.6	33,874	28,873	17.3
% of net revenues	15.3%	15.3%		16.6%	15.6%

Provision for income tax	5,476	4,834	13.3	12,723	9,446	34.7
% of net revenues	5.4%	5.3%		6.2%	5.1%

Net income	$10,945	$8,874	23.3	$23,829	$18,694	27.5
% of net revenues	10.9%	9.8%		11.7%	10.1%

Earnings per share-diluted	$0.40	$0.34	17.6	$0.87	$0.73	19.2

Net revenues increased 10.5% and 9.8%, respectively for the second quarter and the first six months of fiscal year 2006 over the comparable periods of fiscal year 2005.  The favorable effects of foreign exchange accounted for 2.6% and 2.7% of the quarter and six month increases, respectively.  The remaining increase of 7.9% for the quarter and 7.1% for the first six months resulted from increases in our disposable, software and equipment revenues.  The increase in disposable revenue for both the quarter and the first six months resulted primarily from disposable unit increases in our plasma and red cell product lines.

Gross profit increased 13.6% and 14.7%, respectively for the second quarter and the first six months of fiscal year 2006 over the comparable periods of fiscal year 2005. The favorable effects of foreign exchange accounted for 5.5% of the increases for both the quarter and the first six months.   The remaining increases of 8.1% and 9.2% for the quarter and six month period were due primarily to increased sales and cost reductions.

Operating income increased 10.6% and 17.3% respectively for the second quarter and the first six months of fiscal year 2006 over the comparable periods of fiscal year 2005.  The favorable effects of foreign exchange accounted for increases of 18.4% and 15.8% for the quarter and six months, respectively.  Without the favorable effects of foreign currency, operating income decreased 7.8% for the quarter and increased 1.5% for the six months due primarily due to increases in gross profit that were more than offset in the quarter and largely offset for the six months by increases in new product research and development work, expansion of sales and marketing staff to support business growth, and legal and compliance costs.

Net income increased 23.3% and 27.5%, respectively, for the second quarter and the first six months of fiscal year 2006 over the comparable periods of fiscal year 2005.  The favorable effects of foreign exchange accounted for 19.0% and 16.8% of the quarter and six month increases, respectively.  The remaining increase of 4.3% for the quarter was due primarily to the decrease in operating income that was more than offset by the increase in other income, net, partly offset by an increase in tax expense due to higher pre-tax income and a lower tax rate.  The remaining increase of 10.7% for the six month period was due to both the increase in operating income and an increase in other income, net, partly offset by an increase in tax expense due to higher pre-tax income and a higher tax rate.

RESULTS OF OPERATIONS

Net Revenues
By Geography

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ YTDFY06 vs. YTDFY05

United Sates	$37,930	$30,403	24.8%	$76,153	$63,310	20.3%
International	62,558	60,520	3.4	127,508	122,215	4.3

Net revenues	$100,488	$90,923	10.5	$203,661	$185,525	9.8

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the U.S. approximated 62.3% and 66.6% for the second quarters of fiscal years 2006 and 2005, respectively, and 62.6% and 65.9% for the first six months of fiscal years 2006 and 2005, respectively.  Revenues in Japan accounted for approximately 25.9% and 28% of total revenues for the second quarter of fiscal year 2006 and 2005, respectively, and

25.2% and 28.1% for the first six months of fiscal years 2006 and 2005.  Revenues in Europe accounted for approximately 27.6% and 28.3% of our total revenues for the second quarters of fiscal year 2006 and 2005, respectively and 29.0% and 29.2% of our revenues for the first six months of fiscal years 2006 and 2005.  International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro.  Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar.  The favorable effects of foreign exchange resulted in a 2.6% increase in revenues quarter over quarter and 2.7% increase in revenues for the six month period.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues

By Product
Type

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ YTDFY06 vs. YTDFY05
Disposables	86,964	$84,274	3.2%	$178,097	$167,763	6.2%
Equipment	6,623	2,580	156.7	12,734	9,253	37.6
Misc. & service	6,901	4,069	69.6	12,830	8,509	50.8
Net revenues	100,488	$90,923	10.5	$203,661	$185,525	9.8

Disposables
Revenues

By Product Line

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q1FY06 vs. Q1FY05	October 1, 2005	October 2, 2004	% Increase/ YTDFY 06 vs. YTDFY 05
Donor:
Plasma	$25,938	$24,238	7.0%	$53,241	$49,724	7.1%
Blood Bank	32,193	33,338	(3.4)	$64,883	64,107	1.2
Red Cell	8,903	6,653	33.8	$17,358	13,114	32.4
Subtotal	$67,034	$64,229	4.4	$135,482	$126,945	6.7

Patient:
Surgical	19,930	20,045	(0.6)	42,615	40,818	4.4

Total disposables revenue	$86,964	$84,274	3.2	$178,097	$167,763	6.2

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines.  Disposable revenue for donor products increased 4.4% compared to the second quarter of fiscal year 2005 and 6.7% compared to the first six months of fiscal year 2005. Foreign exchange resulted in a 2.9% increase in donor disposable revenue for the quarter and the first six months.  The remaining increase of 1.5% for the quarter and 3.8% for the first six months was a result of increases in the Plasma and Red Cell product lines partly offset by a decrease in the Blood Bank product line.

Plasma

Plasma disposable revenue for donor products increased 7.0% compared to the second quarter of fiscal year 2005 and 7.1% over the first six months of fiscal year 2005. Foreign exchange resulted in a 2.4% increase in donor disposable revenue for both the quarter and the first six months of 2006.  Of the remaining increase of 4.6% for the quarter and 4.7% for the first six months, the US revenues contributed over 200% of the increases, respectively, partially offset by decreases in Japan and Asia.  In the U.S. we experienced an increase in collections both because our market share grew over fiscal year 2005 due to conversion to Haemonetics systems by one very large customer (ZLB Plasma services (“ZLB”)) and because the oversupply of source plasma that had existed in fiscal year 2005 tapered off resulting in more collections by our customers.  Conversely, in Japan, fewer plasma collections were performed as compared to fiscal year 2005 due to an oversupply of plasma inventory.  In Asia, collections were down due to increased competition in China from local products.

Blood Bank

Blood bank disposable revenue for donor products decreased 3.4% compared to the second quarter of fiscal year 2005 and increased 1.2% compared to the first six months of fiscal year 2005.  Foreign exchange resulted in a 3.7% increase in donor disposable revenue during both the quarter and the first six months.

Without the favorable effect of currency, blood bank revenue decreased 7.1% for the quarter.  Approximately 40% of the decrease was from the U.S., 20% was attributable to Japan, and the balance was spread across our other regions.  The decrease in the U.S. was due to lower sales of intravenous solutions that we produce as OEM for pharmaceutical companies due to the entry of competitors into the market.  The decrease in Japan resulted from fewer platelet collections.  Some of the market share increases we gained in Japan during fiscal year 2005 due to a competitor exiting the market were redistributed in fiscal year 2006 among the other remaining vendors.

For the first six months of fiscal year 2006 blood bank disposable revenue without currency decreased 2.5%.  Approximately 125% of the decrease was driven by Japan offset by a slight increase in Asia.  The decrease in Japan was a result of fewer platelet collections, for the reasons discussed above.  The increase in the Asia was due to reduced level of sales in the first quarter of fiscal year 2005 as these products were transitioned to a direct sales force in certain China markets.

Red Cell

Red Cell disposable revenue for donor products increased 33.8% compared to the second quarter of fiscal year 2005 and 32.4% compared to the first six months of fiscal year 2005.  Foreign exchange resulted in a 0.8% increase in donor disposable revenue during the quarter and a 1.0% increase during the first six months.

Of the remaining increase of 33.0% for the quarter and 31.4% for the first six months, the U.S. approximated almost 100% of these increases. The increases in the U.S are primarily due to an increase in filtered units sold, and, to a lesser extent, a shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood.  The increase in units sold is primarily a result of expanding our penetration at existing customer sites.

PATIENT PRODUCTS

Surgical

The surgical blood salvage product line has two major brand platforms: the Cell Saver® brand and the OrthoPAT® brand.  Surgical disposable revenue decreased 0.6% compared to the second quarter of fiscal year 2005 and increased 4.4% compared to the first six months of fiscal year 2005. Foreign exchange resulted in a 2.0% increase in surgical disposable revenue during the quarter and a 2.3% increase during the first six months.  Without the favorable effects of currency, surgical disposable revenue decreased 2.6% for the quarter and increased 2.1% for the first six months.

Cell Saver disposables revenue decreased 1.5% as compared to the second quarter of fiscal year 2005 and increased 1.4% compared to the first six months of fiscal year 2006.  Foreign exchange resulted in a 2.1% increase in cell saver disposable revenue during the quarter and a 2.5% increase during the first six months.  Without the favorable effect of currency, cell saver disposable revenue decreased 3.6% for the quarter and 1.1% for the first six months.  Approximately 150% and 300% of the decrease, for the quarter and six months, respectively, is attributable to the US, partially offset in both periods by increases in other markets The decrease in the US is a result of the declining number of higher blood loss cardiovascular procedures performed in the US offset partially by the favorable effect of price increases.

OrthoPAT disposables revenue increased 2.6% as compared to the second quarter of fiscal year 2005 and 15.3% compared to the first six months of fiscal year 2006.  Foreign exchange resulted in a 1.4% increase in OrthoPAT disposable revenue during the quarter and a 1.9% increase during the first six months.  Of remaining increase of 1.2% for the quarter, 300% is attributable to Europe offset by a nearly equivalent decrease in the US.  For the six months revenues increased 13.4% without the favorable effects of foreign currency.  Growth was split almost evenly between Europe and the US.  The increase in Europe was due primarily to higher unit sales...  For the six months, the U.S. increases were attributable to higher unit sales as orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to patient pre-donation or donated blood during hip and knee replacements and other orthopedic surgeries and to price improvements. These increases in the US for the six months were mitigated by a decrease resulting from the transition of sales from a distributor relationship to direct sales.  The distributor is permitted to sell the OrthoPAT product line in the US, on a non-exclusive basis until February 2006.

Other Revenues

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ YTD FY06 vs. YTD FY05

Equipment	$6,623	$2,580	156.7%	$12,734	$9,253	37.6%

Miscellaneous & Service	6,901	4,069	69.6	12,830	8,509	50.8
Total other revenues	$13,524	$6,649	103.4	25,564	$17,762	43.9

Equipment revenue increased 156.7% as compared to the second quarter of fiscal year 2005 and 37.6% compared to the first six months of fiscal year 2006.  Foreign exchange resulted in a 0.1% increase in equipment revenue during the quarter and a 1.0% increase during the first six months.

Of the remaining increase of 156.6% for the quarter approximately 50% is attributable to sales of our cell processing equipment to the military and 30% is due to increased sales of our new Cell Saver 5+® device.  Of the remaining increase of 36.6% for the first six months, increases of approximately 95% are attributable to our blood bank devices (including cell processing) and 60% to our Cell Saver 5+® devices, offset by reduced sales of our red cell collection devices, as we had a significant sale to a U.S. red cell customer in the first quarter of fiscal year 2005.  Equipment sales fluctuate from period to period.

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, 5D.

Miscellaneous and Service revenue increased 69.6% as compared to the second quarter of fiscal year 2005 and 50.8% compared to the first six months of fiscal year 2006.  Foreign exchange resulted in a 2.0% increase in miscellaneous and service revenue during the quarter and a 2.2% increase during the first six months.  Of the remaining increase of 67.6% for the quarter and 48.6% for the first six months, approximately 80% was due to increased revenues from 5D.  These increased sales were principally the result of a software support contract for a military customer.

Gross Profit

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ YTD FY06 vs. YTD FY05

Gross Profit	$51,765	$45,549	13.6%	$106,289	$92,649	14.7%
% of net revenues	51.5%	50.1%		52.2%	49.9%

Gross profit increased 13.6% as compared to the second quarter of fiscal year 2005 and 14.7% compared to the first six months of fiscal year 2006.  Foreign exchange resulted in a 5.5% increase in gross profit during both the quarter and the first six months. The remaining increase of 8.1% for the quarter and 9.2% for the first six months, was due primarily to i) the net increase in sales, ii) improved manufacturing efficiencies as a result of more product being produced in our plants and (iii) a decrease in depreciation on our equipment at customer sites primarily as a result of an increasing number of fully depreciated machines in our U.S. commercial plasma machine pool.  In the quarter, these increases were partially offset by a $1.1 million reserve for equipment and components no longer expected to be marketed and sold.

Operating Expenses

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ YTDFY06 vs. YTDFY05

Research and development	$6,283	$4,253	47.7%	$11,824	$8,307	42.3%
% of net revenues	6.3%	4.7%		5.8%	4.5%
Selling, general and administrative	30,103	27,385	9.9	60,591	55,469	9.2
% of net revenues	30.0%	30.1%		29.8%	29.9%

Total Operating Expenses	$36,386	$31,638	15.0	$72,415	$63,776	13.5
% of net revenues	36.2%	34.8%		35.6%	34.4%

Research and Development

Research and development expenses increased 47.7% as compared to the second quarter of fiscal year 2005 and 42.3% compared to the first six months of fiscal year 2005.  Foreign exchange resulted in a 0.2% decrease in research and development during the quarter and a 0.6% increase during the first six months.  Increased spending on new products was the primary factor in the remaining increases of 47.9% for the quarter and 41.7% for the first six months.  The most significant amount of the increased spending was for development of our new, multi-component collection platform.

Selling, General and Administrative

During the second quarter of fiscal year 2006, selling, general and administrative expenses increased 9.9%.  There was no effect of foreign exchange on the second quarter.  The increase was largely due to higher personnel-related expenses and legal fees.  The higher personnel related expenses were primarily attributable to marketing and sales to support our new products and higher level of sales and to a lesser extent our compliance and legal activities.

During the first six months of fiscal year 2006, selling, general and administrative expenses increased 9.2%.  The effect of foreign exchange accounted for 1.0% of the increase. The majority of the remaining 8.2% increase was due to (i) higher personnel-related expenses in marketing and sales to support our new products and a higher level of sales, (ii) increased legal and compliance costs, (iii) higher personnel-related expenses in compliance and legal to support our compliance requirements, and (iv) increased costs associated with the conversion of our plasma devices to ZLB under the newly awarded contract.

Operating Income

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ YTD FY06 vs. YTD FY05

Operating income	$15,379	$13,911	10.6%	$33,874	$28,873	17.3%
% of net revenues	15.3%	15.3%		16.6%	15.6%

Operating income increased 10.6% as compared to the second quarter of fiscal year 2005 and 17.3% compared to the first six months of fiscal year 2006.  Foreign exchange resulted in an 18.4% increase in operating income during the quarter and a 15.8% increase during the first six months.  Without the favorable effects of foreign currency, operating income decreased 7.8% for the second quarter primarily due to increases in gross profit that were more than offset by the investment in new product research and development and sales and marketing support.  For six months, without the favorable effects of foreign exchange, operating income increased 1.5% primarily due to gross profit growth offset by increased research and support costs, legal and outside fees and sales and marketing support.

Other income, net

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ YTD FY06 vs. YTD FY05

Interest expense	$(522)	$(636)	(17.9)%	$(1,063)	$(1,297)	(18.0)%
Interest income	1,083	502	115.7	2,396	865	177.0
Other income (expense), net	481	(69)	(797.1)	1,345	(301)	(546.8)
Total other income(expense), net	$1,042	$(203)	(613.3)	$2,678	$(733)	(265.3)
% of net revenues	1.0%	0.2%		1.3%	0.4%

Other income (expense), net increased during both the second quarter and six month periods of fiscal year 2006 due to (i) a decrease in interest expense due to lower average debt outstanding as compared to the fiscal year 2005, (ii) an increase in interest income due to higher cash balances and higher interest rates and  (iii) an increase in other income, net, as a result of increases in hedge-points and a $0.3 million insurance settlement on a property loss during the first quarter of fiscal year 2006. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income taxes

(in thousands)

	For the three months ended			For the six months ended
	October 1, 2005	October 2, 2004	% Increase/ Q2FY06 vs. Q2FY05	October 1, 2005	October 2, 2004	% Increase/ YTD FY06 vs. YTD FY05

Income taxes	$5,476	$4,834	13.3%	$12,723	$9,446	34.7%
% of net revenues	5.5%	5.3%		6.2%	5.1%
% of pretax income	33.3%	35.3%		34.8%	33.6%

Income Taxes

The income tax provision for the quarter, as a percentage of pretax income, was 33.3%, incorporating a 35.8% expected annualized tax rate reduced principally by $0.3 million due to the favorable determination of a tax deduction.  The income tax provision, as a percentage of pretax income, was 35.3% for the second quarter of fiscal year 2005, incorporating a 36.0% natural tax rate reduced by a $0.1 million due to the favorable determination of a tax deduction.

The income tax provision for the six months of fiscal year 2006, as a percentage of pretax income, was 34.8%, incorporating a 35.8% natural tax rate for the fiscal year reduced by a $0.3 million due to the favorable determination of a tax deduction. For the first six months of fiscal 2005, the income tax provision, as a percentage of pretax income, was 33.6% incorporating a 36.0% natural tax rate reduced by reserve releases for $0.6 million in Japan as we resolved the deductibility of certain taxes during the first quarter of fiscal 2005, and the previously mentioned $0.1 million in the U.S. during the second quarter of fiscal 2005.

We expect our natural tax rate to approximate 35.8% for the remainder of fiscal year 2006, although future adjustments may increase or decrease the reported effective tax rate.

New Products

We have delayed the full market release of the cardioPAT brand cell salvage system, a device approved for use in certain cardiovascular surgeries, and voluntarily recalled 33 devices that we had placed at customer trial sites, due to a potential problem with a valve on the disposable.  We have identified a design change to eliminate the potential problems that could be caused by the valve on the disposable, and expect the cost to implement those corrective actions will be approximately $0.2 million, which was largely incurred in our second quarter.  We have begun to implement the design change and have filed for regulatory approval.  We have also delayed the launch of the CritScan device, a technology designed to perform non-invasive hematocrit testing.  We have the right to market and sell CritScan world wide as a result of a marketing partnership that we entered into with a third party.  Critscan is not performing to the Company’s quality standards in initial customer trials.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	October 1, 2005	April 2, 2005
	(dollars in thousands)
Cash & cash equivalents	$209,981	$185,815
Working capital	$291,161	$255,689
Current ratio	4.3	3.9
Net cash position (1)	$163,371	$139,972
Days sales outstanding (DSO)	74	70
Annual disposables finished goods inventory turnover	5.1	4.9

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

	For the six months ended		$ Increase Q2 06 vs Q2
	October 1, 2005	October 2, 2004	05
	(In thousands)
Net cash provided by (used in):
Operating activities	22,628	$27,384	(4,756)
Investing activities	(7,613)	(30,791)	23,178
Financing activities	9,881	3,992	5,889
Effect of exchange rate changes on cash (1)	(730)	27	(757)
Net increase in cash and cash equivalents	$24,166	$612	$23,554

(1)   The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at October 1, 2005 versus April 2, 2005, the European currencies, primarily the Euro, and the Yen have weakened against the U.S. dollar. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:

Six Month Comparison

Operating Activities:

Net cash provided by operating activities decreased $4.8 million in the first six months of fiscal year 2006 due primarily to decreases from:

•      $4.1 million in increased accounts receivable balances due to the higher level of sales,

•      $4.9 million from increased inventory purchases during the first six months of fiscal year 2006 and

•      $1.7 million from decreases in accounts payable and accrued expenses and changes in other assets and long-term liabilities.

Offset by increases from:

•      $4.4  million in net income adjusted for non-cash items

•      $1.5 million from lower tax prepayments

Investing Activities:

Net cash provided by investing activities increased $23.2 million as a result of an increase of:

•      $25.1 million, of net investments in short-term investments in the first six months of fiscal year 2005, that did not occur this year.

•      $4.0 from acquisition of patents during the second quarter of fiscal year 2005 that did not occur during the first six months of fiscal year 2006 offset by decreases from:

•      $2.5 million less proceeds from the sale of property, plant and equipment, due primarily to a significant sale of our equipment to a red cell customer during the first quarter of fiscal year 2005 and,

•      a $3.4 million increase in capital expenditures during the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005 reflecting the expansion of our Scotland plant, and placement of new devices.

During the first six months of fiscal year 2006, we had capital expenditures of $10.5 million.

Financing Activities:

Net cash provided by financing activities increased by $5.9 million. The increase was due primarily to:

•      $0.6 million in increased proceeds from stock option exercises and from employee stock purchase plan activity during the first six months of fiscal year 2006.

•      $5.0 million more cash provided by short-term debt proceeds to meet the working capital needs of our Japan subsidiary and,

•      $0.3 million from grant monies received

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

			Composite Index Hedge Spot Rates		Favorable / (Unfavorable) Change versus Prior Year

FY2002		Q1	0.99		5.2%
		Q2	0.97		3.3%
		Q3	1.01		(8.6)%
		Q4	1.05		(7.5)%
2002	Total		1.00		(2.0)%

FY2003		Q1	1.09		(8.9)%
		Q2	1.08		(10.3)%
		Q3	1.10		(8.1)%
		Q4	1.17		(11.0)%
2003	Total		1.11		(9.5)%

FY2004		Q1	1.13		(3.6)%
		Q2	1.05		3.6%
		Q3	1.06		3.2%
		Q4	1.01		15.9%
2004	Total		1.06		4.9%

FY2005		Q1	0.97		15.7%
		Q2	0.99		5.1%
		Q3	0.92		15.5%
		Q4	0.89		14.1%
2005	Total		0.94		12.7%

FY2006		Q1	0.92		5.2%
		Q2	0.91		9.1%
		Q3	0.87		5.7%
		Q4	0.86		2.8%
2006	Total		0.89		5.1%

FY2007		Q1	0.89		3.6%
		Q2	0.92		(1.1)%
		Q3	0.96	*	(8.9)%

NOTE:  * Represents hedges for October FY07.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.   154, “Accounting Changes and Error Corrections”, (“SFAS No. 154”) to replace Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 applies to the reporting of voluntary changes in accounting principles.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the current period in which the change is made.  SFAS No. 154 requires that the effect of the change be reported retrospectively to prior periods unless it is 1) impracticable to determine the period by period effect of the change and/or 2) the cumulative effect of the change.  When it is impracticable to determine the period by period effect of the change, the Statement requires that the effect of the change be applied to the balances of assets and liabilities in the earliest period for which retrospective application is practical and the offset be made to retained earnings or other appropriate equity account.  In the case where it is impracticable to determine the cumulative effect of applying a change, the Statement requires that the new accounting principle be applied prospectively from the earliest practicable date.  This statement is effective for our fiscal year 2007.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based payments”, (“SFAS No. 123R”) which is a revision of FASB Statement No. 123, (“SFAS No. 123”) Accounting for Stock Based Compensation.  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective for our fiscal year 2007 beginning on April 2, 2006.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the results of operations, although it will have no material impact on our overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future as well as other factors.  We are currently evaluating which fair value method and which transition method we will use to adopt the requirements of SFAS No. 123R.

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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At October 1, 2005, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged	(BUY) / SELL	Weighted Spot		Weighted Forward
Currency	Local Currency	Contract Rate		Contract Rate		Fair Value	Maturity
Euro	5,800,000	$1.320		$1.327		$701,883	Oct-Nov 2005
Euro	8,850,000	$1.306		$1.320		$946,869	Dec 2005-Feb 2006
Euro	10,350,000	$1.258		$1.276		$594,496	Mar-May 2006
Euro	8,815,000	$1.227		$1.249		$216,185	Jun-Aug 2006
Japanese Yen	1,305,000,000	104.7	per US$	102.0	per US$	$1,199,520	Oct-Nov 2005
Japanese Yen	1,625,000,000	104.5	per US$	101.3	per US$	$1,449,559	Dec 2005-Feb 2006
Japanese Yen	1,553,000,000	106.9	per US$	103.3	per US$	$937,013	Mar-May 2006
Japanese Yen	1,559,000,000	111.3	per US$	107.1	per US$	$263,188	Jun-Aug 2006
				Total:		$6,308,713

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies.  In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $12.2 million decrease in the fair value of the forward contracts.

INTEREST RATE RISK

All of our long-term debt is at fixed rates.  Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts.  The fair value of our long-term debt, however, does change in response to interest rate movements due to its fixed rate nature.

At October 1, 2005, the fair value of our long-term debt was approximately $2.1 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $11.4 million, 7.05% fixed rate senior notes and our $7.5 million, 8.41% real estate mortgage.

At October 2, 2004, the fair value of our long-term debt was approximately $2.2 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $17.1 million, 7.05% fixed rate senior notes and our $8.1 million, 8.41% real estate mortgage.

Using scenario analysis, if interest rate on all long-term maturities changed by 10% from the rate levels that existed at October 1, 2005 the fair value of our long-term debt would change by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of October 1, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There was no change in our internal control over financial reporting during the three and six months ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On July 27, 2005, the Company held its annual meeting of stockholders.  At the meeting, Lawrence C. Best was re-elected as a Director for a term ending in 2008 and two new Directors, Richard J. Meelia and Ronald L. Merriman, were elected as Directors for terms ending in 2008.  The voting results were as follows:

Lawrence C. Best	For 24,266,194	Withheld 351,929
Richard J. Meelia	For 24,296,806	Withheld 321,317
Ronald L. Merriman	For 24,295,506	Withheld 322,617

The other members of the Board of Directors whose terms continued after the meeting were:

Serving a Term Ending in 2006 – Ronald G. Gelbman, Ronald A. Matricaria and Brad Nutter

Serving a Term Ending in 2007 – Susan Bartlett Foote and Pedro P. Granadillo.

At the meeting, the stockholders approved the Company’s 2005 Long-term Incentive Compensation Plan.  The vote was as follows:

For 16,295,822	Against 5,773,801	Abstain 166,171	Broker Non-Vote 2,382,329

At the meeting, the stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as independent public accountants for the current fiscal year.  The vote was as follows:

For 24,018,431	Against 592,613	Abstain 7,079	Broker Non-Vote —

Item 5.    Other Information

None

Item 6.    Exhibits

10.1         Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors.

10.2         Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Employees.

10.3         Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for the Chief Executive Officer.

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

HAEMONETICS CORPORATION

Date: November 8, 2005	By	: s/Brad Nutter
Brad Nutter, President and Chief Executive Officer

Date: November 8, 2005	By	: s/ Ronald J. Ryan
Ronald J. Ryan, Vice President and Chief
Financial Officer (Principal Financial Officer)