Form 10-Q
period 2005-12-31
HAEMONETICS CORP
filed 2006-02-09
CIK 313143

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: December 31, 2005	Commission File Number: 1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

400 Wood Road, Braintree, MA 02184

(Address of principal executive offices)

Registrant’s telephone number, including area code:          (781) 848-7100

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	☐	No	☒

The number of shares of $.01 par value common stock outstanding as of December 31, 2005:

26,600,052

ITEM 2.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	Three months ended		Nine months ended
	December 31 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net revenues	$105,677	$98,098	$309,338	$283,623
Cost of goods sold	50,008	46,317	147,380	139,193
Gross profit	55,669	51,781	161,958	144,430
Operating expenses and income:
Research and development	9,463	6,584	21,287	14,891
Selling, general and administrative	31,250	29,897	91,841	85,366
Arbitration award income	(26,350)	—	(26,350)	—

Total operating expenses and income	14,363	36,481	86,778	100,257

Operating income	41,306	15,300	75,180	44,173

Interest expense	(435)	(553)	(1,498)	(1,850)

Interest income	2,875	598	5,271	1,463

Other income (expense), net	742	262	2,087	(39)

Income before provision for income taxes	44,488	15,607	81,040	43,737

Provision for income taxes	16,399	4,600	29,122	14,046

Net income	$28,089	$11,007	$51,918	$29,701

Basic income per common share	$1.06	$0.43	$1.97	$1.17
Income per common share assuming dilution	$1.02	$0.42	$1.89	$1.15

Weighted average shares outstanding

Basic	26,542	25,628	26,406	25,347
Diluted	27,646	26,314	27,413	25,886

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)

	December 31, 2005	April 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$229,351	$185,815
Accounts receivable, less allowance of $1,462 at December 31, 2005 and $2,074 at April 2, 2005	86,262	80,719
Inventories	56,313	53,088
Deferred tax asset, net	10,876	13,785
Prepaid expenses and other current assets	19,296	10,204
Total current assets	402,098	343,611
Total property, plant and equipment	277,863	272,618
Less: accumulated depreciation	207,569	203,281
Net property, plant and equipment	70,294	69,337
Other assets:
Other intangibles, less amortization of $13,842 as of December 31, 2005 and $9,327 as of April 2, 2005	22,632	25,827
Goodwill, net	18,437	18,193
Deferred tax asset, long term	224	102
Other long-term assets	9,451	10,687
Total other assets	50,744	54,809
Total assets	$523,136	$467,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$25,796	$26,612
Accounts payable	14,734	11,111
Accrued payroll and related costs	16,849	15,998
Accrued income taxes	9,704	12,417
Other accrued liabilities	18,987	21,784
Total current liabilities	86,070	87,922
Long-term debt, net of current maturities	13,117	19,231
Other long-term liabilities	4,976	5,469
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 80,000,000 shares; Issued and outstanding – 26,600,052 shares at December 31, 2005 and 26,177,468 shares at April 2, 2005	266	262
Additional paid-in capital	134,781	121,803
Retained earnings	285,687	233,769
Accumulated other comprehensive loss	(1,761)	(699)
Total stockholders’ equity	418,973	355,135
Total liabilities and stockholders’ equity	$523,136	$467,757

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Equity	Income

Balance, April 2, 2005	26,177	$262	$121,803	$233,769	$(699)	$355,135

Employee stock purchase plan	25	—	1,496	—	—	1,496
Exercise of stock options and related tax benefit	398	4	11,482			11,486
Net income	—	—	—	51,918	—	51,918	51,918
Net change in minimum pension liability	—	—	—	—	(52)	(52)	(52)
Foreign currency translation adjustment	—	—	—	—	(6,168)	(6,168)	(6,168)
Unrealized gain on cash flow hedges	—	—	—	—	5,158	5,158	5,158
Comprehensive income	—	—	—	—	—	—	$50,856

Balance, December 31, 2005	26,600	$266	$134,781	$285,687	$(1,761)	$418,973

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 31, 2005	January 1 2005
Cash Flows from Operating Activities:
Net income	$51,918	$29,701
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	18,485	20,723
Impairment of intangibles	3,750	1,700
Deferred tax expense	26	1,877
Gain on sales of plant, property and equipment	(1,762)	(3,114)
Tax benefit related to exercise of stock options	1,876	2,138
Unrealized loss (gain) from hedging activities	2,160	(410)
Change in operating assets and liabilities:
Increase in accounts receivable, net	(10,214)	(1,125)
Increase in inventories	(7,252)	(2,331)
Increase in prepaid income taxes	(927)	(1,984)
Decrease in other assets and other long-term liabilities	290	1,059
Increase in accounts payable and accrued expenses	1,143	229
Net cash provided by operating activities	59,493	48,463
Cash Flows from Investing Activities:
Purchases of short-term investments	—	(44,400)
Gross proceeds from sale of short-term investments	—	19,150
Capital expenditures on property, plant and equipment	(21,362)	(12,980)
Proceeds from sale of property, plant and equipment	3,955	7,034
Acquisition of software development company and milestone payments	(1,020)	(1,020)
Investment in preferred stock	—	(5,000)
Acquisition of license rights	(3,000)	(570)
Acquisition of patents	—	(4,019)
Net cash used in investing activities	(21, 427)	(41,805)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(400)	(349)
Net increase (decrease) in short-term revolving credit agreements	990	(3,315)
Payments on long-term credit agreements	(5,714)	(5,714)
Employee stock purchase plan	1,496	929
Exercise of stock options	9,610	17,874
Grant monies received	396	—
Net cash provided by financing activities	6,378	9,425
Effect of Exchange Rates on Cash and Cash Equivalents	(908)	826
Net Increase in Cash and Cash Equivalents	43,536	16,909
Cash and Cash Equivalents at Beginning of Year	185,815	79,467
Cash and Cash Equivalents at End of Period	$229,351	$96,376
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$1,886	$3,561
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,734	$2,171
Income taxes paid	$30,063	$12,386

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Operating results for the three or nine month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2006.  For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2005.

Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 2006 presentation as previously disclosed in our fiscal year 2005 Annual Report on Form 10-K .

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2006 and 2005 include 52 weeks with all four quarters including 13 weeks.

2. Recent Accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.  154, “Accounting Changes and Error Corrections”, (“SFAS No. 154”) to replace Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 applies to the reporting of voluntary changes in accounting principles.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the current period in which the change is made.  SFAS No. 154 requires that the effect of the change be reported retrospectively to prior periods unless it is 1) impracticable to determine the period by period effect of the change and/or 2) the cumulative effect of the change.  When it is impracticable to determine the period by period effect of the change, SFAS No. 154 requires that the effect of the change be applied to the balances of assets and liabilities in the earliest period for which retrospective application is practical and the offset be made to retained earnings or other appropriate equity account.  In the case where it is impracticable to determine the cumulative effect of applying a change, the Statement requires that the new accounting principle be applied prospectively from the earliest practicable date.  This statement is effective for our fiscal year 2007.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”) which is a revision of FASB Statement No. 123, (“SFAS No. 123”) Accounting for Stock Based Compensation.  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective for our fiscal year 2007 beginning on April 2, 2006.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the results of operations, although it will have no material impact on our overall financial position.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future as well as other factors.  We are currently evaluating which fair value method and which transition method we will use to adopt the requirements of SFAS No. 123R.

The FASB issued FASB Statement SFAS No. 151, “Inventory Costs,” (“SFAS No. 151”) an amendment of  Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges.  It also clarifies that the required allocation of fixed production overheads to inventory are based on the normal capacity of the production facilities.  We adopted SFAS No. 151 on April 3, 2005 at the beginning of our fiscal year 2006.  The clarification provided by SFAS No. 151 is consistent with our current accounting policy, and accordingly there was no impact from the adoption of this statement.

3. Short Term Investments

We held no short term investments during the nine months ended December 31, 2005.  As of January 1, 2005,  all our short term  investments, consisted  of auction rate debt securities and were categorized as available for sale  under the provisions of  FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments in these securities were recorded at cost, which approximated fair value due to their variable interest rates, which typically reset every 28 to 35 days. Despite the long-term nature of the stated contractual maturities of these investments, we had the ability to liquidate these securities prior to their stated maturity date.  As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments during the first three quarters of fiscal year 2005.  All income generated from these investments was recorded as interest income. Proceeds from the sale of these short term investments, as reported on our consolidated statements of cash flows, totaled approximately $19.2 million during the first nine months of fiscal year 2005. Upon the sale of these investments, the cost was calculated based upon the specific identification method.

4. Earnings per share (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by FASB Statement No. 128, “Earnings Per Share.”  Basic EPS is computed by dividing net income by weighted average shares outstanding.  Diluted EPS includes the effect of potential dilutive common shares.

	For the three months ended
	December 31, 2005	January 1, 2005
	(in thousands, except per share amounts)
Basic EPS
Net income	$28,089	$11,007

Weighted average shares	26,542	25,628

Basic earnings per share	$1.06	$0.43

Diluted EPS
Net income	$28,089	$11,007

Basic weighted average shares	26,542	25,628
Effect of stock options	1,104	686

Diluted weighted average shares	27,646	26,314

Diluted earnings per share	$1.02	$0.42

	For the nine months ended
	December 31, 2005	January 1, 2005
	(in thousands, except per share amounts)
Basic EPS
Net income	$51,918	$29,701

Weighted average shares	26,406	25,347

Basic earnings per share	$1.97	$1.17

Diluted EPS
Net income	$51,918	$29,701

Basic weighted average shares	26,406	25,347
Effect of stock options	1,007	539

Diluted weighted average shares	27,413	25,886

Diluted earnings per share	$1.89	$1.15

5. Stock-Based Compensation

We adopted the disclosure only provisions for employee stock-based compensation under FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS No. 148) and continue to account for employee stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

At the date of grant, the exercise price of our employee stock options equals the market price of the underlying stock.  Therefore, under the intrinsic value method no accounting recognition is given to options granted to employees and directors until the options are exercised.  Upon exercise, net proceeds, including tax benefits realized, are credited to equity.  Had compensation costs under our stock-based compensation plans been determined based on the fair value model of SFAS No. 123 , as amended by SFAS No. 148, the effect on our earnings per share would have been as follows:

	For the three months ended
	December 31, 2005	January 1, 2005
	(in thousands, except per share amounts)

Net income (as reported):	$28,089	$11,007

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(1,522)	(1,366)

Pro Forma Net Income:	$26,567	$9,641

Earnings per share:

Basic
As reported	$1.06	$0.43
Pro forma	$1.00	$0.38

Diluted
As Reported	$1.02	$0.42
Pro forma	$0.96	$0.37

	For the Nine months ended
	December 31, 2005	January 1, 2005
	(in thousands, except per share amounts)

Net income (as reported):	$51,918	$29,701

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(4,702)	(4,614)

Pro Forma Net Income:	$47,216	$25,087

Earnings per share:

Basic
As reported	$1.97	$1.17
Pro forma	$1.79	$0.99

Diluted
As Reported	$1.89	$1.15
Pro forma	$1.72	$0.97

6. Accounting for shipping and handling costs

Shipping and handling costs are included in costs of goods sold with the exception of $1.3 million for the three month periods ended December 31, 2005 and January 1, 2005, and $4.0 million and $3.8 million for the nine month periods ended December 31, 2005 and January 1,2005, respectively, that are included in selling, general and administrative expenses.  Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

	For the three months ended
	December 31, 2005	January 1, 2005
	(in thousands)

Warranty accrual as of the beginning of the period	$698	$751

Warranty provision	457	469

Warranty spending	(407)	(472)

Warranty accrual as of the end of the period	$748	$748

	For the nine months ended
	December 31, 2005	January 1, 2005
	(in thousands)

Warranty accrual as of the beginning of the period	$703	$677

Warranty provision	1,196	1,599

Warranty spending	(1,151)	(1,528)

Warranty accrual as of the end of the period	$748	$748

9. Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
	December 31, 2005	January 1, 2005
	(in thousands)

Net income	$28,089	$11,007

Other comprehensive income:
Foreign currency translation	(1,274)	6,343

Unrealized gain on cash flow hedges, net of tax	2,064	(5,206)

Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(1,215)	800

Total comprehensive income	$27,664	$12,944

	For the nine months ended
	December 31, 2005	January1, 2005
	(in thousands)

Net income	$51,918	$29,701

Other comprehensive income:
Foreign currency translation	(6,168)	5,240
Unrealized gain on cash flow hedges, net of tax	5,819	(2,842)

Reclassifications into earnings of cash flow hedge losses, net of tax	(661)	3,150

Minimum pension liabilities adjustment, net of tax	(52)	—
Total comprehensive income	$50,856	$35,249

10. Inventories

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	December 31, 2005	April 2, 2005
	(in thousands)
Raw materials	$17,691	$12,388
Work-in-process	5,328	6,067
Finished goods	33,294	34,633
	$56,313	$53,088

11. Goodwill and other intangible assets

Other technology

During the third quarter of fiscal year 2006, we amended our exclusive license arrangement with a private company to expand our field of use from the use of their technology in blood processing applications, to the use of their technology in all healthcare applications.  We paid $3.0 million in connection with this amendment.

The license is classified as “Other Technology” in the table below and is assigned an estimated useful life of 12 years.

In connection with the development of our next generation Donor apheresis platform, the company has incurred and capitalized approximately $1.0 million in software development costs as a working model of the software has been developed and research and development activities on the underlying device are complete.  We will begin to amortize these costs in our fiscal year 2008 when the device is released for sale.

During the third quarter, we recognized an impairment charge in research and development expenses of $3.8 million related to the excess of the carrying value over the fair market value of an intangible asset, related to platelet pathogen reduction technology.  Fair market value was determined based on discounted cash flows analysis.  The impairment was triggered by near term plans by most of the European market to adopt an alternate technology, bacterial detection.  These intentions were confirmed by published plans and studies issued in our third quarter.  The carrying value of the other technology was reduced to zero.  We will continue our development work related to platelet collection technology for the pathogen reduction market.

Customer contracts and related relationships

With the settlement of our arbitration against Baxter International during the third quarter of fiscal 2006, we retired an intangible customer relationship asset that was satisfied in full as a result of this settlement.  Total cost of this retired asset was $2.9 million and accumulated amortization was $0.9 million, for a net carrying value of $2.0 million prior to retirement.

Goodwill

The change in the carrying amount of our goodwill during the nine months ended December 31, 2005 is as follows (in thousands):

Carrying amount as of April 2, 2005	$18,193

Fifth Dimension earn-out payment (a)	1,020
Effect of change in rates used for translation	(776)

Carrying amount as of December 31, 2005	$18,437

(a) The acquisition of Fifth Dimension Information Systems (“5D”), which occurred on January 1, 2002, involved the potential for earn-out payments of up to $4.1 million based on 5D reaching certain performance milestones prior to fiscal 2008.   These payments represent incremental purchase price and have thus been allocated to goodwill.  The payment this fiscal year was the third of four potential payments and was accrued in our second quarter based on achievement through that date.  Payment was actually made in the third quarter. The first two milestone payments, also in the amount of $1.0 million, were paid in fiscal year 2005 and 2004, respectively.

Other Intangible Assets

As of December 31, 2005

(in thousands)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average useful Life (in years)

Amortized Intangibles

Patents	$10,389	$2,978	13

Other technology	16,434	8,160	14

Customer contracts and related relationships	9,147	2,704	15

Subtotal	$35,970	$13,842	14

Indefinite Life Intangibles

Trade name	504	—	Indefinite

Total Intangibles	$36,474	$13,842

As of April 2, 2005
(in thousands)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
	(in thousands)
Amortized Intangibles

Patents	$10,389	$2,321	14

Other technology	12,358	4,020	15

Customer contracts and related relationships	11,909	2,986	15
Subtotal	34,656	9,327	15

Indefinite Life Intangibles

Trade name	498	—	Indefinite

Total Intangibles	$35,154	$9,327

Changes to the net carrying value of our intangible assets from April 2, 2005 to December 31, 2005, in addition to the purchases and impairment charges noted above, include amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for amortized other intangible assets, excluding impairment charges, was $0.6 million and $0.5 million for the three months ended December 31, 2005 and January 1, 2005, respectively.  For the three months ended December 31, 2005, the company incurred a $3.8 million impairment charge discussed above.  For the three months ended January 1, 2005, the company also incurred a $1.7 million impairment charge related to a re-evaluation of our plans to deploy an acquired technology.  Amortization expense for the nine months ended December 31, 2005 was $1.6 million and $1.5 million for the nine months ended December 31, 2005 and January 1, 2005, respectively, excluding the impact of the impairment charges.  Annual amortization expense is expected to approximate $6.0 million for fiscal 2006, $2.7 million for fiscal years 2007 and 2008 and $2.5 million for fiscal years 2009 through 2011.

12. income taxes

Our reported tax rate includes two principal components: an expected annual tax rate and provisions or benefits recorded in the quarter that an event arises. Provisions or benefits include the resolution of an audit or the closure of a statute of limitations.

The reported tax rate was 36.9% for the current quarter incorporating an expected annual tax rate of 35.25%.  The tax rate reflects three items: 1) a higher level of tax exempt income than in prior periods; 2) a 39.4% tax rate on the Baxter arbitration award; and 3) $0.3 million of tax benefits due to finalizing our prior year tax returns and a tax reserve release due to expiring statutes.  The reported tax rate was 29.5% for the third quarter of fiscal year 2005, incorporating 1) an expected annual tax rate of 35%, and 2) a $0.6 million tax benefit due to finalizing our tax returns and a tax reserve release.

The reported tax rate was 35.9% for the nine months in fiscal year 2006.  The tax rate  incorporates three items: 1) an expected annual income tax rate of 35.25%, which reflects a higher level of tax exempt income; 2) a 39.4% tax rate on the Baxter arbitration award; and 3) a $0.6 million tax benefit due principally to both expiring statutes and favorably resolving a tax contingency with tax authorities.  The reported tax rate was 32.1% for the first nine months of fiscal 2005 and incorporates: 1) an expected annual tax rate of 35.0%; 2) a $0.6 million reserve releases in Japan; 3) a $0.1 million favorable settlement with U.S. tax authorities; and 4) $0.6 million tax benefit in Q3 previously mentioned.

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

Certain of the award proceeds relate to the repayment of a lease receivable, with a carrying amount of $0.7 million, and the retirement of an intangible asset, with a carrying amount of $2.0 million, related to a supply contract that has been fully satisfied with this award.  After retirement of these assets the award increased pre-tax income by $28.1 million, including a reduction in selling, general and administration expenses of $0.4 million for attorneys’ fees incurred during the current year, $26.4 million of arbitration award income (representing the operating income component of the damages), and $1.3 million of interest income, representing the receipt of statutory interest on the arbitration award since the time of the arbitration panels’ initial award on May 20, 2005 through the receipt of the award proceeds on October 13, 2005.

14.  Defined Benefit Pension Plans

Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
(in thousands):	December 31, 2005	January 1, 2005
Service Cost	$153	$146
Interest cost on benefit obligation	43	41
Expected return on plan assets	(16)	(14)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	6	8
Settlements	—	6
Net periodic benefit cost	$186	$187

	For the nine months ended
(in thousands):	December 31, 2005	January 1, 2005
Service Cost	$472	$429
Interest cost on benefit obligation	134	116
Expected return on plan assets	(49)	(106)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	19	86
Settlements	—	18
Net periodic benefit cost	$576	$543

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

Product and Service Segmentation

We have two families of products: (1) those that serve the blood donor and (2) those that serve the surgical patient.  Under the donor family of products we have included blood bank, red cell and plasma collection products. The patient products are the surgical collection products.

Donor – Disposables and Equipment

Many of our donor products are “apheresis” systems.  Apheresis is the separation of blood into its components – plasma, platelets, and red cells – and the subsequent collection of one or more of those blood components.

Plasma collection products are machines, single use disposables and solutions that perform apheresis for the collection of plasma.  The principal device used in automated plasma collection is the PCS®2 plasma collection system.

The blood bank products include machines, single use disposables and intravenous solutions that perform apheresis, to collect platelets as well as to wash red blood cells for certain procedures, referred to as “cell processing”.  The main devices used in these blood component therapies are the MCS®+ mobile collection system and the ACP® 215 automated cell processing system.  In addition, the blood bank product line includes intravenous solutions used in non-apheresis applications.

Red cell products include machines, single use disposables and intravenous solutions that perform apheresis to collect red blood cells.  The device used to collect red blood cells is the MCS®+ 8150 system.

Patient – Disposables and Equipment

Patient products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications.  Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.  The devices used in the surgical area are the OrthoPAT® and the Cell Saver® autologous blood recovery systems.

Miscellaneous and Service

Miscellaneous and Service revenue includes revenue generated from equipment repairs performed under preventative maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, 5D Information Management (“5D”), previously known as Fifth Dimension.

Revenues from External Customers:

	Three months ended
	(in thousands)
	December 31, 2005	January 1, 2005
Disposable Revenues by Product Family
Donor:
Plasma	$27,461	$24,297
Blood Bank	33,588	34,031
Red Cell	9,304	7,111
	70,353	65,439
Patient:
Surgical	22,433	22,736

Equipment	5,813	4,714
Other	7,078	5,209

Total revenues from external customers	$105,677	$98,098

	Nine months ended
	(in thousands)
	December 31, 2005	January 1, 2005
Disposable Revenues by Product Family
Donor:
Plasma	$80,702	$74,021
Blood Bank	98,471	98,138
Red Cell	26,662	20,225
	205,835	192,384
Patient:
Surgical	65,048	63,554

Equipment	18,547	13,967
Other	19,908	13,718
Total revenues from external customers	$309,338	$283,623

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

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 87.8% and 89.9% of our total revenues for the third quarter of fiscal year 2006 and 2005, respectively, and 87.6% and 90.2% of our total revenues for the first nine months of fiscal year 2006 and 2005, respectively.

Financial Summary

(in thousands, except per share data)

	For the three months ended			For the nine months ended
	December 31, 2005	January 1, 2005	% Increase/ Decrease Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase/ Decrease YTDFY06 vs. YTDFY05

Net revenues	$105,677	$98,098	7.7%	309,338	$283,623	9.1%
Gross Profit	55,669	51,781	7.5	161,958	144,430	12.1
% of net revenues	52.7%	52.8%		52.4%	50.9%

Operating income	41,306	15,300	170.0	75,180	44,173	70.2
% of net revenues	39.1%	15.6%		24.3%	15.6%

Provision for income tax	16,399	4,600	256.5	29,122	14,046	107.3
% of pre-tax income	36.9%	29.5%		35.9%	32.1%

Net income	$28,089	$11,007	155.2	$51,918	$29,701	74.8
% of net revenues	26.6%	11.2%		16.8%	10.5%

Earnings per share-diluted	$1.02	$0.42	142.9%	$1.89	$1.15	64.3%

Net revenues increased 7.7% and 9.1%, respectively for the third quarter and the first nine months of fiscal year 2006 over the comparable periods of fiscal year 2005.  The effects of foreign exchange accounted for a decrease of 1.0% for the quarter and an increase of 1.4% for the first nine months.  The remaining increase of 8.7% for the quarter and 7.6% for the first nine months resulted from increases in our disposable, software and equipment revenues.  The increase in disposable revenue for both the quarter and the first nine months resulted primarily from disposable unit increases in our plasma and red cell product lines.

Gross profit increased 7.5% and 12.1%, respectively for the third quarter and the first nine months of fiscal year 2006 over the comparable periods of fiscal year 2005. The favorable effects of foreign exchange accounted for 3.0% of the increase for the quarter and 4.6% the first nine months.   The remaining increases of 4.5% and 7.5% for the quarter and nine month period, respectively, were due primarily to increased sales and cost reductions, offset slightly by changes in product mix.

Operating income increased 170.0% for the third quarter and 70.2% for the first nine months of fiscal year 2006 over the comparable periods of fiscal year 2005.  The favorable effects of foreign exchange accounted for increases of 17.3% and 16.3% for the quarter and nine months, respectively.  An arbitration award received from Baxter on October 13, 2005 increased operating income by $26.4 million, or 172.2% and 59.7% for the quarter and nine months, respectively.  The amount recorded as arbitration award represents the component of the damages award that represents operating income. Without the favorable effects of both foreign currency and the arbitration award, operating income decreased 19.5% for the quarter and 5.8% for the nine months primarily due to increases in gross profit offset in the quarter and for the nine months by increases in operating expenses.  The primary contributors to higher expenses are (i) new product research and development costs (ii) expansion of sales and marketing staff to support business growth (iii) legal and compliance costs (iv) the $3.8 million impairment charge for the platelet pathogen reduction intangible asset and (v) partially offset by the $1.8 million impairment charge taken in the third quarter last year related to a platelet technology that we no longer intended to deploy.

Net income increased 155.2% and 74.8%, respectively, for the third quarter and the first nine months of fiscal year 2006 over the comparable periods of fiscal year 2005.  The favorable effects of foreign exchange accounted for 14.7% and 16.2% of the quarter and nine month increases, respectively.  Without the favorable effects of foreign exchange net income increased 140.5% for the quarter and 58.6% for the nine month period.  The main factors that affected net income were the increases in operating income due to the reasons mentioned above, increased interest income due to the receipt of statutory interest on the arbitration award since the time of the arbitration panel’s initial award on May 20, 2005 through the payment of the award and a higher tax rate.

RESULTS OF OPERATIONS

Net Revenues

By Geography

	For the three months ended			For the nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase YTDFY06 vs. YTDFY05

United States	$40,077	$33,068	21.2%	$116,230	$96,374	20.6%
International	65,600	65,030	0.9	193,108	187,249	3.1

Net revenues	$105,677	$98,098	7.7%	$309,338	$283,623	9.1%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the U.S. approximated 62.1% and 66.3% of total sales for the third quarters of fiscal years 2006 and 2005, respectively, and 62.4% and 66.0% for the first nine months of fiscal years 2006 and 2005, respectively.  Revenues in Japan accounted for approximately 24.1% and 28.3% of total revenues for the third quarter of fiscal year 2006 and 2005, respectively, and 24.8% and 28.2% for the first nine months of fiscal years 2006 and 2005, respectively.  Revenues in Europe accounted for approximately 29.5% and 30.1% of our total revenues for the third quarters of fiscal year 2006 and 2005, respectively, and 29.2% and 29.6% of our revenues for the first nine months of fiscal years 2006 and 2005, respectively.  International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro.  Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar.  The effects of foreign exchange resulted in a 1.0% decrease in revenues quarter over quarter and 1.4% increase in revenues for the nine month period.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues

By Product Type

	For the three months ended			For the nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase YTDFY06 vs. YTDFY05
Disposables	$92,786	$88,175	5.2%	$270,883	$255,938	5.8%
Equipment	5,813	4,714	23.3	18,547	13,967	32.8
Miscellaneous & Service	7,078	5,209	35.9	19,908	13,718	45.1
Net revenues	$105,677	$98,098	7.7%	$309,338	$283,623	9.1%

Disposables
Revenues
By Product Line

	For the three months ended			For the nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase/ Decrease Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase/ Decrease YTDFY 06 vs. YTDFY 05
Donor:
Plasma	$27,461	$24,297	13.0%	$80,702	$74,021	9.0%
Blood Bank	33,588	34,031	(1.3)	98,471	98,138	0.3
Red Cell	9,304	7,111	30.8	26,662	20,225	31.8
Subtotal	$70,353	$65,439	7.5	$205,835	$192,384	7.0

Patient:
Surgical	22,433	22,736	(1.3)	65,048	63,554	2.4

Total disposables revenue	$92,786	$88,175	5.2%	$270,883	$255,938	5.8%

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines.  Disposable revenue for donor products increased 7.5% compared to the third quarter of fiscal year 2005 and 7.0% compared to the first nine months of fiscal year 2005. Foreign exchange resulted in a 0.9% decrease in donor disposable revenue for the quarter and a 1.6% increase for the first nine months.  The remaining increases were the result of increases in the Plasma and Red Cell product lines, as discussed below.

Plasma

Plasma disposable revenue increased 13.0% compared to the third quarter of fiscal year 2005 and 9.0% over the first nine months of fiscal year 2005. Foreign exchange resulted in a 0.4% decrease in plasma disposable revenue for the quarter and a 1.5% increase for the first nine months of 2006.  Of the remaining increase of 13.5% for the quarter and 7.5% for the first nine months, the U.S. revenues contributed over 100% and Europe accounted for over 20% partially offset by decreases in Japan of approximately 75%.  The U.S. increase was due to market share growth over fiscal year 2005 due to the conversion to Haemonetics systems by one very large customer (ZLB Plasma services (“ZLB”)) and increases in collections by our customers as the oversupply of source plasma that had existed in fiscal year 2005 tapered off.  Conversely, in Japan, fewer plasma collections were performed by our customer as compared to fiscal year 2005 due to an oversupply of plasma inventory.  Compared to the first nine month of fiscal year 2005, Asia collections were down due to increased competition in China from local manufacturers.

Blood Bank

Blood bank disposable revenue for donor products decreased 1.3% compared to the third quarter of fiscal year 2005 and increased 0.3% compared to the first nine months of fiscal year 2005.  Foreign exchange resulted in a 1.3% decrease in blood bank disposable revenue during the quarter and a 2.0% increase for the first nine months.

Without the favorable effect of currency, blood bank revenue was flat for the quarter.  A decrease in U.S. and Europe was offset by increases in our other regions.  The decrease in the U.S. was due to lower sales of intravenous solutions that we produce as OEM for pharmaceutical companies.

For the first nine months of fiscal year 2006 blood bank disposable revenue, without currency, decreased 1.7%.  Equal decreases in the U.S. and Japan were partially offset by increases in Asia.  The decrease in Japan was largely the result of redistribution of some of the market share gains in fiscal year 2005, which resulted from a competitor exiting the market.  The increase in Asia was compared to a reduced level of sales in the first quarter of fiscal year 2005 as these products were transitioned to a direct sales force in certain segments of the China markets.

Red Cell

Red Cell disposable revenue for donor products increased 30.8% compared to the third quarter of fiscal year 2005 and 31.8% compared to the first nine months of fiscal year 2005.  Foreign exchange had no impact to the quarter and a 0.6% increase for the first nine months. For the first nine months of fiscal year 2006, red cell disposable revenue without currency increased 31.1%. The US approximated almost 100% of the increases for the quarter and for the first nine months. The increases in the U.S. are primarily due to an increase in filtered units sold and, to a lesser extent, a shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood.  The increase in units sold is primarily a result of expanding our penetration at existing customer sites.

PATIENT PRODUCTS

Surgical

The surgical blood salvage product line has two major brand platforms: the Cell Saver® brand and the OrthoPAT® brand.  Surgical disposable revenue decreased 1.3% compared to the third quarter of fiscal year 2005 and increased 2.4% compared to the first nine months of fiscal year 2005. Foreign exchange resulted in a 0.6% decrease in surgical disposable revenue during the quarter and a 1.3% increase during the first nine months.  Without the effects of currency, surgical disposable revenue decreased 0.7% for the quarter and increased 1.1% for the first nine months.

Cell Saver disposables revenue decreased 1.6% as compared to the third quarter of fiscal year 2005 and increased 0.4% compared to the first nine months of fiscal year 2005.  Foreign exchange resulted in a 0.7% decrease in Cell Saver disposable revenue during the quarter and a 1.3% increase during the first nine months.  Without the effect of currency, Cell Saver disposable revenue decreased 0.9% for the quarter and 1.0% for the first nine months.  The decrease is primarily in the U.S. is a result of the declining number of higher blood loss cardiovascular procedures performed.

OrthoPAT disposables revenue decreased 0.4% as compared to the third quarter of fiscal year 2005 and increased 9.2% compared to the first nine months of fiscal year 2005.  Foreign exchange resulted in a 0.1% decrease in OrthoPAT disposable revenue during the quarter and a 1.1% increase during the first nine months.  Without foreign exchange, revenues for the third quarter declined by 0.3%.  For the nine months revenues increased 8.0% without the favorable effects of foreign currency.  Growth was largely in Europe followed by the U.S. and Japan.  The increase in Europe was due primarily to higher unit sales.  For the first nine months in the U.S., unit sales volume was flat as we transitioned to a direct sales model.  The distributor (whose exclusivity was terminated effective August 30, 2005) is permitted to sell its inventory of OrthoPAT product in the U.S., on a non-exclusive basis until February 2006.  However, the increases were attributable to price improvement as we transition from a distributor to direct selling.  Orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to patient pre-donation or donated blood during hip and knee replacements and other orthopedic surgeries.

Other Revenues

	For the three months ended			For the nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase YTD FY06 vs. YTD FY05
Equipment	$5,813	$4,714	23.3%	$18,547	$13,967	32.8%
Miscellaneous & Service	7,078	5,209	35.9	19,908	13,718	45.1
Total other revenues	$12,891	$9,923	29.9%	$38,455	$27,685	38.9%

Equipment revenue increased 23.3% as compared to the third quarter of fiscal year 2005 and 32.8% compared to the first nine months of fiscal year 2005.  Foreign exchange resulted in a 5.1% decrease in equipment revenue during the quarter and a 1.1% decrease during the first nine months.  Of the remaining increase of 28.4% for the quarter, approximately 40% is due to increased sales of our new Cell Saver® 5+ device and approximately 35% is attributable to sales of plasma machines in Europe.  Of the remaining increase of 33.9% for the first nine months, approximately 75% was attributable to our blood bank devices (including cell processing) and 60% to our Cell Saver® 5+ devices, partly offset by reduced sales of our red cell collection devices, as we had a significant sale to a U.S. red cell customer in the first quarter of fiscal year 2005.  Equipment sales fluctuate from period to period.

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, 5D.

Miscellaneous and Service revenue increased 35.9% as compared to the third quarter of fiscal year 2005 and 45.1% compared to the first nine months of fiscal year 2005.  Foreign exchange resulted in a 0.4% decrease in miscellaneous and service revenue during the quarter and a 1.2% increase during the first nine months.  Of the remaining increase of 36.3% for the quarter and 43.9% for the first nine months, approximately 80% for the quarter and 90% for the first nine months was due to increased revenues from 5D.  These increased sales were principally the result of a software support contract for a military customer.

Gross Profit

	For the three months ended			For the Nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase YTD FY06 vs. YTD FY05
Gross Profit	$55,669	$51,781	7.5%	$161,958	$144,430	12.1%
% of net revenues	52.7%	52.8%		52.4%	50.9%

Gross profit increased 7.5% as compared to the third quarter of fiscal year 2005 and 12.1% compared to the first nine months of fiscal year 2005.  Foreign exchange resulted in a 3.0% increase in gross profit during the quarter and 4.6% for the first nine months. The remaining increase of 4.5% for the quarter and 7.5% for the first nine months, was due primarily to i) the net increase in sales, ii) improved manufacturing efficiencies as a result of more product being produced in our plants (iii) product mix and (iv) a decrease in depreciation on our equipment at customer sites primarily as a result of an increasing number of fully depreciated machines still in use in our U.S. commercial plasma machine pool.  In the nine months, these increases were partially offset by a $1.1 million increase in the reserve for equipment and components no longer expected to be marketed and sold.

Operating Expenses

	For the three months ended			For the nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase/ Decrease Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase / Decrease YTDFY06 vs. YTDFY05

Research and development	$9,463	$6,584	43.7%	$21,287	$14,891	43.0%
% of net revenues	9.0%	6.7%		6.9%	5.3%
Selling, general and administrative	31,250	29,897	4.5	91,841	85,366	7.6
% of net revenues	29.6%	30.5%		29.7%	30.1%
Arbitration Award Income	(26,350)	0	—	(26,350)	0	—
% of net revenues	(24.9)%	0.0%		(8.5)%	0.0%

Total Operating Expenses	$14,363	$36,481	(60.6)%	$86,778	$100,257	(13.4)%
% of net revenues	13.6%	37.2%		28.1%	35.3%

Research and Development

Research and development expenses increased 43.7% as compared to the third quarter of fiscal year 2005 and 43.0% compared to the first nine months of fiscal year 2005.  Foreign exchange resulted in a 1.1% decrease in research and development during the quarter and a 0.1% decrease during the first nine months.  Increased spending on new products research was the primary factor of the remaining increases of 43.1% for the first nine months and a significant factor in the remaining increase of 44.8% for the quarter.  New product spending was significantly directed towards the development of our new, multi-component collection platform.  In addition, in the third quarter, a $3.8 million impairment charge was taken for an intangible asset related to pathogen reduction which represented an increase of $2.0 million over the impairment charge recorded in the third quarter last year to write down the value of a previously acquired intangible.

Selling, General and Administrative

During the third quarter of fiscal year 2006, selling, general and administrative expenses increased 4.5% and 7.6% for the first nine months.  Foreign exchange resulted in a 3.5% decrease in selling, general and administrative during the quarter and 0.6% decrease for the first nine months.  Excluding the impact of foreign exchange, third quarter selling, general and administrative expense increased 8.0% and for first nine months of fiscal year 2006, selling, general and administrative expenses increased 8.2%.  The increase for the quarter and year was largely due to personnel related expenses primarily attributable to marketing and setting up direct sales to support our new products, expense related to the higher level of sales, customer start up costs related to the conversion to Haemonetics systems by one very large plasma customer (ZLB Plasma Services (“ZLB”)), and, to a lesser extent, our compliance and legal activities.  These costs were partially offset by a $.4 million reduction of a legal liability reserve after a favorable appellate ruling.

 Arbitration Award Income

During the third quarter of fiscal year 2006, we recorded $26.4 million of arbitration award income (representing the operating income component of the damages).  On October 13, 2005 we received $30.8 million from Baxter in full satisfaction of this award including damages, reimbursement of attorneys’ fees and costs, and statutory interest since the time of the arbitration panel’s initial award on May 20, 2005.  Certain of the award proceeds relate to the repayment of a lease receivable, with a carrying amount of $0.7 million, and the retirement of an intangible asset, with a carrying amount of $2.0 million, related to a supply contract that has been fully satisfied with this award.  After retirement of these assets the award increased pre-tax income by $28.1 million, including a reduction in selling, general and administration expenses of $0.4 million for attorneys’ fees incurred during the current year, $26.4 million of arbitration award income (representing the operating income component of the damages), and $1.3 million of interest income, representing the receipt of statutory interest on the arbitration award since the time of the arbitration panels’ initial award on May 20, 2005 through the receipt of the award proceeds on October 13, 2005.

Operating Income

	For the three months ended			For the Nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase/ Decrease Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase/ Decrease YTD FY06 vs. YTD FY05
Operating income	$41, 306	$15,300	170.0%	$75,180	$44,173	70.2%
% of net revenues	39.1%	15.6%		24.3%	15.6%

Operating income increased 170.0% as compared to the third quarter of fiscal year 2005 and increased 70.2% compared to the first nine months of fiscal year 2005.  Foreign exchange resulted in a 17.3% increase in operating income during the quarter and a 16.3% increase during the first nine months.  The arbitration award increased operating income by $26.4 million, or 172.2% and 59.7% for the quarter and nine months, respectively.  Without the favorable effects of both foreign currency and the arbitration award, operating income decreased 19.5% for the quarter and 5.8% for the nine months primarily due to increases in gross profit that were more than offset in the quarter and for the nine months by increases in operating expenses.  The primary contributors to higher expense are (i) new product research and development costs (ii) expansion of sales and marketing staff to support business growth (iii) legal and compliance costs (iv) the $3.8 million impairment charge for the platelet pathogen reduction intangible asset and (v) partially offset by the $1.8 million impairment charge taken in the third quarter last year related to a platelet technology that we no longer intended to deploy.

Other income, net

	For the three months ended			For the nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase/ Decrease Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase / Decrease YTD FY06 vs. YTD FY05

Interest expense	$(435)	$(553)	(21.3)%	$(1,498)	$(1,850)	(19.0)%
Interest income	2,875	598	380.8	5,271	1,463	260.3
Other income (expense), net	742	262	183.2	2,087	(39)	(5451.3)
Total other Income(expense), net	$3,182	$307	936.5%	$5,860	$(426)	(1475.6)%
% of net revenues	3.0%	0.3%		1.9%	(0.2)%

Other income (expense), net increased during both the third quarter and nine month period of fiscal year 2006 due to (i) a decrease in interest expense due to lower average debt outstanding as compared to the fiscal year 2005, (ii) an increase in interest income due to higher cash balances and higher interest rates and an additional $1.3 million interest payment on the award from Baxter, and (iii) an increase in other income, net, as a result of increases in hedge-points after the retirement of assets. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income taxes

	For the three months ended			For the nine months ended
(in thousands)	December 31, 2005	January 1, 2005	% Increase/ Decrease Q3FY06 vs. Q3FY05	December 31, 2005	January 1, 2005	% Increase/ Decrease YTD FY06 vs. YTD FY05

Reported Income Tax Rate	36.9%	29.5%	7.4%	35.9%	32.1%	3.8%

Income Taxes

Our reported tax rate includes two principal components: an expected annual tax rate and provisions or benefits recorded in the quarter that an event, such as the resolution of an audit or the closure of a statute of limitations, arises.

The reported tax rate was 36.9% for the current quarter incorporating:

•                  An expected annual tax rate of 35.25% which reflects a higher level of tax exempt income than in prior periods.

•                  A 39.4% tax rate on the Baxter arbitration award

•                  $0.3 million of tax benefits due to finalizing our prior year tax returns and a tax reserve release due to expiring statutes.

The reported tax rate was 29.5% for the third quarter of fiscal year 2005, incorporating:

•                  An expected annual tax rate of 35%

•                  A $0.6 million tax benefit due to finalizing our tax returns and a tax reserve release.

The reported tax rate was 35.9% for the nine months in fiscal year 2006, incorporating:

•                  An expected annual tax rate of 35.25% which reflects a higher level of tax exempt income.

•                  A 39.4% tax rate on the Baxter arbitration award

•                  A $0.6 million tax benefit due to favorably resolving a tax contingency with tax authorities

The reported tax rate was 32.1% for the first nine months of fiscal 2005, incorporating:

•                  An expected annual tax rate of 35.0%

•                  Tax benefits including a $0.6 million reserve release in Japan, a $0.1 million favorable settlement with U.S. tax authorities, and $0.6 million tax benefit in Q3 previously mentioned.

We expect our annual tax rate to be approximately 35.3% for the remainder of fiscal year 2006, although future adjustments may increase or decrease the reported tax rate.

New Products

We have re-introduced the cardioPAT™ brand cell salvage system, a device cleared for use in certain cardiovascular surgeries, to a limited market, after having voluntarily recalled 33 devices placed at customer trial sites, due to a potential problem with a check valve on the disposable.  We have implemented a design change to eliminate the potential problems that could be caused by the check valve on the disposable, and have received regulatory clearance for those changes.  The cost to implement the product enhancement was approximately $0.2 million, which was largely incurred in our second quarter.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	December 31, 2005	April 2, 2005
	(dollars in thousands)

Cash & cash equivalents	$229,351	$185,815
Working capital	$316,028	$255,689
Current ratio	4.7	3.9
Net cash position (1)	$190,438	$139,972
Days sales outstanding (DSO)	75	70
Annual disposables finished goods inventory turnover	5.3	4.9

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

	For the nine months ended
	December 31, 2005	January 1, 2005	$ Increase/ (Decrease)
	(In thousands)
Net cash provided by (used in):
Operating activities	59,493	$48,463	11,030
Investing activities	(21,427)	(41,805)	20,378
Financing activities	6,378	9,425	(3,047)
Effect of exchange rate changes on cash (1)	(908)	826	(1,734)
Net increase in cash and cash equivalents	$43,536	$16,909	$26,627

(1)          The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at December 31, 2005 versus April 2, 2005, the European currencies, primarily the Euro, and the Yen have weakened against the U.S. dollar. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:

Nine Month Comparison

Operating Activities:

Net cash provided by operating activities increased $11.0 million in the first nine months of fiscal year 2006 due primarily to:

Increases from:

•	$23.8 million in net income adjusted for non-cash items, largely as a result of the $30 million Baxter arbitration award, net of taxes of $11 million.

•	$1.1 million from lower tax prepayments

•	$0.1 million for increases in accounts payable and accrued expenses and changes in other assets and long term liabilities

Partially offset by decreases from:

$9.1 million in increased accounts receivable balances due to the higher level of sales, and slight increase in days sales outstanding

•	$4.9 million from increased inventory purchases during the first nine months of fiscal year 2006 to support disposable and equipment manufacturing requirements in Plasma and other divisions.

Investing Activities:

Net cash used in investing activities decreased $20.4 million as a result of:

Decreases from:

•	$25.3 million, of less net purchases of short-term investments in the first nine months of fiscal year 2005 that did not occur this year.

•	$4.0 million from acquisition of patents during the second quarter of fiscal year 2005 that did not occur during the first nine months of fiscal year 2006

•	$5.0 million from the investment in preferred stock of Arryx in the prior year that did not occur this year

Partially offset by increases from:

•	$3.1 million less proceeds from the sale of property, plant and equipment, due primarily to a significant sale of our equipment to a red cell customer during the first quarter of fiscal year 2005 and,

•	$8.4 million increase in capital expenditures due to the placement of more new devices with customers, notably US Plasma, and the expansion of our Scotland plant.

•	$3.0 million purchase of licensing rights in fiscal year 2006 compared to $0.6m in fiscal 2005.

Financing Activities:

Net cash provided by financing activities decreased by $3.0 million. The increase was due primarily to:

•	$7.7 million in decreased proceeds from stock option exercises and from employee stock purchase plan activity during the first nine months of fiscal year 2006

•	$4.3 million more cash provided by short-term debt proceeds to meet the working capital needs of our Japan subsidiary, and

•	$0.4 million from grant monies received.

Inflation

We do not believe that inflation has had a significant impact on our results of operations for the periods presented, although we have observed increased resin costs associated with petroleum price increases.  Historically, we believe we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products.

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

			Composite Index Hedge Spot Rates		Favorable / (Unfavorable) Change versus Prior Year

FY2002		Q1	0.99		5.2%
		Q2	0.97		3.3%
		Q3	1.01		(8.6)%
		Q4	1.05		(7.5)%
2002	Total		1.00		(2.0)%

FY2003		Q1	1.09		(8.9)%
		Q2	1.08		(10.3)%
		Q3	1.10		(8.1)%
		Q4	1.17		(11.0)%
2003	Total		1.11		(9.5)%

FY2004		Q1	1.13		(3.6)%
		Q2	1.05		3.6%
		Q3	1.06		3.2%
		Q4	1.01		15.9%
2004	Total		1.06		4.9%

FY2005		Q1	0.97		15.7%
		Q2	0.99		5.1%
		Q3	0.92		15.5%
		Q4	0.89		14.1%
2005	Total		0.94		12.7%

FY2006		Q1	0.92		5.2%
		Q2	0.91		9.1%
		Q3	0.87		5.7%
		Q4	0.86		2.8%
2006	Total		0.89		5.1%

FY2007		Q1	0.89		3.6%
		Q2	0.92		(1.1)%
		Q3	0.96		(9.4)%
		Q4	0.95	*	(8.7)%
2007	Total		0.93		(3.7)%

NOTE:  * Represents hedges for January FY07 only.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.   154, “Accounting Changes and Error Corrections”, (“SFAS No. 154”) to replace Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 applies to the reporting of voluntary changes in accounting principles.  APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the current period in which the change is made.  SFAS No. 154 requires that the effect of the change be reported retrospectively to prior periods unless it is 1) impracticable to determine the period by period effect of the change and/or 2) the cumulative effect of the change.  When it is impracticable to determine the period by period effect of the change, the Statement requires that the effect of the change be applied to the balances of assets and liabilities in the earliest period for which retrospective application is practical and the offset be made to retained earnings or other appropriate equity account.  In the case where it is impracticable to determine the cumulative effect of applying a change, the Statement requires that the new accounting principle be applied prospectively from the earliest practicable date.  This statement is effective for our fiscal year 2007.

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

The FASB recently issued, FASB Statement No. 151, “Inventory Costs,” (“SFAS No. 151”) an amendment of  Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.  The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges.  It also clarifies that the required allocation of fixed production overheads to inventory are based on the normal capacity of the production facilities.  We adopted SFAS No. 151 on April 3, 2005 at the beginning of our fiscal year 2006.  The clarification provided by SFAS No. 151 is consistent with our current accounting policy, and accordingly there was no impact from the adoption of this statement.

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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At December 31, 2005, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged	(BUY) / SELL	Weighted Spot		Weighted Forward
Currency	Local Currency	Contract Rate		Contract Rate		Fair Value	Maturity

Euro	6,050,000	$1.307		$1.322		$822,288	Jan-Feb 2006
Euro	10,350,000	$1.258		$1.276		$873,374	Mar-May 2006
Euro	8,815,000	$1.227		$1.249		$450,229	Jun-Aug 2006
Euro	9,080,000	$1.187		$1.210		$75,720	Sep-Nov 2006
Japanese Yen	1,210,000,000	105.2	per US$	101.9	per US$	$1,556,644	Jan-Feb 2006
Japanese Yen	1,553,000,000	106.9	per US$	103.3	per US$	$1,646,820	Mar-May 2006
Japanese Yen	1,559,000,000	111.3	per US$	107.1	per US$	$942,204	Jun-Aug 2006
Japanese Yen	1,569,000,000	116.8	per US$	111.9	per US$	$194,941	Sep-Nov 2006
				Total:		$6,562,220

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies.  In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.8 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $12.0 million decrease in the fair value of the forward contracts.

INTEREST RATE RISK

All of our long-term debt is at fixed rates.  Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts.  The fair value of our long-term debt, however, does change in response to interest rate movements due to its fixed rate nature.

At December 31, 2005, the fair value of our long-term debt was approximately $1.3 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $5.7 million, 7.05% fixed rate senior notes and our $7.5 million, 8.41% real estate mortgage.

At January 1, 2005, the fair value of our long-term debt was approximately $1.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $11.5 million, 7.05% fixed rate senior notes and our $8.1 million, 8.41% real estate mortgage.

Using scenario analysis, if interest rate on all long-term maturities changed by 10% from the rate levels that existed at December 31, 2005 the fair value of our long-term debt would change by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three and nine months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HAEMONETICS CORPORATION

Date: February 8, 2006	By:	s/Brad Nutter
Brad Nutter, President and Chief Executive Officer

Date: February 8, 2006	By:	s/ Ronald J. Ryan
Ronald J. Ryan, Vice President and Chief Financial Officer (Principal Financial Officer)