Form 10-K
period 2006-04-01
HAEMONETICS CORP
filed 2006-06-09
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2006.	Commission file number 1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 Wood Road
Braintree, Massachusetts	02184-9114
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 848-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                           Accelerated filer ☐                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company.    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of October 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $1,235,000,000 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 15, 2006 was 26,894,591

Documents Incorporated By Reference

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 9, 2006, are incorporated by reference in Part III.

Item 1.                          Business

(A) General History of the Business

Our Company was founded in 1971 and became publicly owned for the first time in 1979. In 1983, American Hospital Supply Corporation (“AHS”) acquired us. When Baxter Travenol Laboratories, Inc. acquired AHS in 1985, Baxter divested the Haemonetics business to address antitrust concerns related to the AHS acquisition. As a result, in December 1985, a group of investors that included E. I. du Pont de Nemours and Company (“Du Pont”) and present and former Haemonetics employees purchased us. We were incorporated in Massachusetts in 1985. In May 1991, we completed an Initial Public Offering at which time Du Pont divested its interest.

We are a pioneer and a market leader in developing and manufacturing technology that helps ensure a safe and adequate blood supply and that assists blood banks and hospitals in their efforts to operate efficiently and in compliance with regulatory requirements. To that end, throughout our history, we have been engaged in manufacturing automated systems and single use consumables used in blood donation, blood processing, and surgical salvage of blood. We also develop associated data management technology.

We developed our first automated blood processing system in 1971 and for more than 30 years we have innovated products and services that improve the safety and practice of transfusion medicine. Our direct customers are blood and plasma collectors, hospitals and hospital service providers.

In fiscal year 2004 we embarked upon two strategies:  1) leveraging the core business to improve profitability and 2) expanding the business through internal R&D, marketing partnerships, and acquisition. As a result of the second strategy, we have broadened our core product portfolio to include complementary products used by our blood collection and hospital customers. In fiscal year 2004, we reorganized into two global product families that address our ultimate customer (our customers’ customer):  blood donors and surgical patients. Within these product families we offer:

Donor Products

1)              Plasma systems:  Our PCS® brand systems automate the collection of plasma from donors who are often paid a fee for their donation. The collected plasma is then generally processed into therapeutic pharmaceuticals.

2)              Blood bank systems:

a)              Our MCS® brand system automates the collection of platelets from volunteer donors. The systems enable the donation of a larger volume of the donor’s platelets, which are then generally given to cancer patients and others with bleeding disorders.

b)             Our ACP® brand systems automate the process used to freeze, thaw and wash red blood cells. The ACP systems can also be used to wash other cellular parts from red blood cells units before transfusion.

c)            We also contract manufacture sterile intravenous solutions for pharmaceutical customers. These solutions include generic and custom drug products.

3)              Red cell systems:  Other MCS systems automate the collection of red cells from volunteer donors. These systems maximize the volume of red cells that can be collected from one blood donation, thus helping to alleviate blood shortages. The highest sales volume product in the red cell product line is our double red cell collection technology which allows for two units of red cells to be collected from one donor. Specialty protocols enabling the simultaneous collection of a unit of red cells and a unit of plasma or a unit of red cells and a unit of platelets are also available in various parts of the world.

4)             Data management systems - Our wholly owned subsidiary, 5D Information Management (“5D”) provides data management systems to promote efficient and compliant operations of blood collectors, principally plasma collectors.

Patient Products

1)              Blood salvage:  Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient during or after surgery, clean that blood, and have it available to transfuse back to the patient if needed. In this way, a surgical patient can receive transfusions of the safest blood possible, his or her own. Our surgical blood salvage systems include:

a)              Our Cell Saver® brand systems for higher blood loss surgeries and trauma:

b)             Our OrthoPAT® brand systems for lower, slower blood loss procedures, typically orthopedic surgeries; and

c)              Our cardioPAT™ brand system for blood loss during and after beating heart surgeries or for blood loss after various coronary artery bypass graft (“CABG”) surgeries. The cardioPAT is our newest blood salvage system launched late in fiscal 2006.

2)              Surgical suction:  Our SmartSuction HARMONY™ system clears blood and debris from the surgical field. The system can be used with any of Haemonetics’ surgical blood salvage systems. It was launched in late fiscal 2006.

Our principal operations are in the United States, Europe, and Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as some independent distributors and agents.

In fiscal year 2006, we remained focused on increasing sales of our red cell collection technology and orthopedic surgical blood salvage system. In addition, we executed to our plan to supply plasma collection systems to one of the world’s largest plasma collectors. We implemented phase 1 of this plan in the first quarter of fiscal 2006 and phase 2 in the fourth quarter of fiscal 2006. In all, we placed 2,900 additional plasma collection systems in the U.S., Finally, we focused resources on introducing four new products by fiscal 2006 year end, and we prepared for the introduction of another three new products in fiscal year 2007.

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

(C)   Narrative Description of the Business

(i)            Products

We develop and market a variety of automated systems for blood donors and patients world wide that collect, process, and surgically salvage their blood. We also market data management systems through our subsidiary, 5D Information Management (“5D”) to promote efficient and compliant operations of blood collectors, principally plasma collectors.

All of our blood systems involve the extracorporeal processing of human blood, which is made up of components including red blood cells, plasma, platelets, and white blood cells. Doctors today generally treat patients with a transfusion of only the blood component needed, rather than with whole blood. The different components have different clinical applications. For example, plasma derived products treat a variety of  illnesses and hereditary disorders such as hemophilia; red cells treat trauma patients or patients undergoing major surgeries involving high blood loss such as open heart surgery or organ transplant and platelets treat cancer patients undergoing chemotherapy.

With our automated blood collection systems, a blood donation can be targeted to the specific blood component needed by a blood collector. More of that blood component can be collected during any one donation event because the blood components not targeted are returned to the donor through a sterile, closed-circuit disposable set used for the blood donation procedure.

With our automated blood processing systems, blood collectors and hospitals can freeze and thaw red cells so that they can maintain a frozen blood reserve. Blood reserves are often maintained to enable the blood provider to respond adequately to large-scale emergencies where many people require blood transfusions or to treat patients who require transfusions of very rare blood types. Our blood processing systems can also remove plasma from red cells for patients who need specially treated blood.

With our surgical blood salvage systems, medical teams can collect blood lost by a surgical patient during or after the surgery, clean it, and make it available for transfusion back to the patient. These systems ensure that elective surgery will not be cancelled due to lack of available blood, and that a patient receives the safest blood possible — his or her own.

In every one of our major product offerings:  plasma collection, platelet collection, red cell collection, cell processing and surgical cell salvage, we invented the technology that first created the market. We continue to innovate our product offerings with next generation technologies.

Automated Plasma Collection

Automated plasma collection technology allows for the safe and efficient collection of plasma from donors who are usually paid a fee for their blood donation. The plasma which is collected is then further processed (“fractionated”) by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of:  immune diseases, inherited coagulation disorders (e.g., hemophilia) and blood volume loss (e.g. from trauma). The collected plasma is also used in the manufacture of vaccines and blood testing and quality control reagents. Our role in the plasma industry is limited to the supply of plasma collection and data management systems to plasma collectors. Our business does not include the actual collection, fractionation, or distribution of plasma-derived pharmaceuticals, businesses mostly conducted by large multi-national pharmaceutical corporations.

Until automated plasma collection technology was pioneered and introduced by our Company in the 1980s, plasma for fractionation was collected manually. Manual collection was time-

consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Currently the vast majority of plasma collections worldwide are performed using automated collection technology because it is safe and cost-effective. We market our PCS®2 automated plasma collection systems to commercial plasma collectors as well as not-for-profit blood banks and government affiliated plasma collectors worldwide.

We offer “one stop shopping” to our plasma collection customers, enabling them to source from us the full range of products necessary for their plasma collection operations. To that end, in addition to providing plasma collection equipment and disposables, we offer plasma collection containers, intravenous solutions necessary for plasma collection and storage, and data management technology to automate plasma collectors’ operations (see 5D Data Management Systems).

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

Most donations worldwide are non-automated procedures (also referred to as “manual or whole blood donations”). In a manual donation, a person donates about a pint of whole blood, bleeding by gravity directly into a blood collection bag. After the donation, a laboratory worker manually processes the blood and separates it into its constituent parts:  red cells, platelets and plasma. One pint of whole blood contains one transfusible dose of red cells, one-half to one transfusible dose of plasma, and one-fifth to one-eighth transfusible dose of platelets.

We do not sell whole blood collection disposables for the large, non-automated part of the blood collection market for transfusions. Others supply this market with whole blood collection supplies such as needles, plastic blood bags, solutions and tubing.

In contrast to manual collections, automated procedures eliminate the need to manually separate whole blood at a remote laboratory. Instead, the blood separation process is automated and occurs “real-time” while a person is donating blood. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Among other things, automated blood collection allows significantly more of the targeted blood component to be collected during a donation event.

Today in the U.S., automated collection systems are used annually to collect more than 550,000 red cell units and about 1.5 million platelet units (called “single donor” platelets.)  One donation from a single donor can produce enough platelets for a transfusible dose as compared to a pooled platelet that combines platelet fractions from 5-8 different whole blood donors).

Our products address the small part of the blood collection market that uses automation to enhance blood collection safety and efficiency, as well as regulatory compliance. Though we compete against large companies including Baxter International and Gambro BCT, we are the only independent U.S.A. publicly traded company whose business is predominantly focused on automated blood collection.

Automated Platelet Collection Systems

Automated platelet collection systems collect one or more therapeutic “doses” of platelets during a single donation by a volunteer blood donor. Platelets derived from non-automated donations of whole blood (also called manual collections) must be “pooled” together with platelets from 4 to 7 other manual donations to make a single therapeutically useful dose because platelets are only a very small portion of whole blood volume. We invented the automation of platelet collection, resulting in improved platelet yields and improved patient safety.

Platelet therapy is frequently used to alleviate the effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. Doctors who prescribe platelet therapy increasingly turn to “single donor” platelet products (i.e., enough platelets collected from one donor, during an automated collection, to constitute a transfusible dose) to minimize a patient’s exposure to multiple donors and possible blood-borne diseases.

Related Products that Improve Safety of Platelets

Bacterial Detection

Over the past two years, bacterial detection of platelets has become an emerging trend in the transfusion industry. To reduce risks to patients receiving transfusions, the U.S. has implemented requirements that all platelets be tested for bacteria and several European blood collection agencies are evaluating bacterial screening. Bacterial contamination is one of the most common causes of transfusion-related death, but it also has other risks which can result in longer hospitalization. In February 2004, we reached an agreement with Hemosystem SA to market its bacterial screening technology, Scansystem® in Europe, the Middle East, Africa, and Latin America for the next three years. As part of the agreement, we also assumed right of first refusal to market the product in major Asian countries. Local European evaluations of Scansystem are ongoing.

Pathogen Reduction

Pathogen reduction technologies are processes to eliminate or reduce pathogens, including viruses and bacteria, from blood prior to its transfusion to patients. Pathogen reduction has been discussed by the transfusion community for many years, and is in various stages of development and/or commercialization by several companies, not including Haemonetics. In December 2001 we entered into an agreement with Baxter International, Inc. (“Baxter”) to enable us to seamlessly integrate our platelet collection systems with Baxter’s INTERSOL® which is a platelet storage solution for use with its INTERCEPT® Platelet System for pathogen reduction of platelets. Though some progress was made between 2001 and 2006 in establishing a market for pathogen reduction, in 2006 pathogen reduction of platelets is not routinely practiced in most countries. In February 2006, Baxter announced that it had entered a definitive agreement with Cerus Corporation for Cerus to obtain Baxter’s commercial rights to the INTERCEPT Blood system for platelets worldwide, except in certain Asian countries in which rights had previously been granted by Baxter to BioOne Corporation. Thus, Baxter announced its planned exiting of the business of pathogen inactivation. The Haemonetics Baxter agreement is currently the subject of an arbitration proceeding between the Company and Baxter to determine the rights and obligations of the parties to that agreement.  (Note:  INTERSOL and INTERCEPT are registered trademarks of Baxter.)

Intravenous Solutions

During an automated blood donation, intravenous solutions and other solutions are used. We manufacture some of these solutions in our facility in Union, South Carolina. This facility also contract manufactures certain other solutions.

Automated Blood Cell Processing Systems

Our cell processing business is based on technology that enables users to add and remove solutions or other substances to and from blood components. We have several technologies that support this business.

The most significant technology allows the freezing and thawing of blood to enable blood banks to better manage their red cell inventory. Although it has been possible for many years to freeze red cells for up to ten years, the freezing and thawing processes took place in a manual, open-circuit system, which exposed red cells to the potential for bacterial contamination. Once the cells were thawed, they had to be transfused within 24 hours or discarded. The Company’s ACP215 automated cell processing system extends thawed cells’ shelf life to 14 days by performing the freezing and thawing processes in an automated, closed-circuit system.

Automated Red Cell Collection Systems

See the section above entitled “Blood Bank Systems:  Blood Collection for Transfusion” to learn about the market for our red cell collection systems.

Automated red cell collection, a market we created, allows for the safe, efficient collection of more red cells from a single blood donor than from manual, whole blood collections. Most red cells are derived from manual collection of whole blood, after which the components are separated. This manual procedure involves time-consuming, error-prone secondary handling and processing in a laboratory that tax a blood collector’s limited resources. Red cell shortages are a common problem plaguing many healthcare systems worldwide, particularly the U.S.

Our MCS brand systems help blood collectors address their operational challenges. The system automates the blood separation function, eliminating the need for laboratory processing and enables the collection of two transfusible doses of red cells from a single donor thus alleviating blood shortages. We call this our two unit protocol or double red cell collection.

In addition to the two unit protocol, blood collectors can use the MCS brand system to collect either one unit of red cells and a “jumbo” (double) unit of plasma or one unit of red cells and one unit of platelets from a single donor or they may leukoreduce the two unit red cell collections.  Leukoreduction is the removal of potentially harmful white blood cells from the blood. Leukoreduction has been adopted in many countries worldwide, and an estimated 80% of all red cells in the U.S. are now leukoreduced.

During fiscal year 2006, blood shortages continued and blood banks continued their adoption of double red cell collection. The American Red Cross, the largest collector of blood in the U.S., expanded its automated red cell program to include our leukoreduction red cell collection system. Currently approximately 6% of red cells collected in the U.S. are collected on our technology.

Since fiscal 2003, we have directed research and development resources to our next generation system, called the Cymbal™ device (formerly known as the Red Cell Collector). The Cymbal system is an automated device to collect and process two units of red cells from donors which is smaller, lighter and more portable than our current red cell collection technology. We continued to advance the Cymbal system in fiscal year 2006 and received CE marking in February 2006. The system is currently in limited market release in a few European countries.

See the section entitled “Research and Development” for further discussion.

5D Data Management Systems

Data management is supplied through our subsidiary, 5D, a leading provider of information management products and services for plasma collectors and fractionators. 5D’s sales are recorded in the miscellaneous and service revenue line, with much of its sales currently to plasma collectors. Our strategy is to expand 5D’s sales to not-for-profit blood collectors. We made initial headway into this strategy in late fiscal year 2005 with an agreement to support the U.S. Department of Defense’s Blood Management Software System.

Surgical Blood Salvage Systems

Surgical blood salvage, also known as autotransfusion, involves the collection of a patient’s own blood during and after surgery, for reinfusion to that patient. In surgical blood salvage, blood is suctioned from a wound site, collected in a centrifuge, and cleaned and filtered to remove unwanted substances from the recovered blood. The blood is transferred to a collection bag and made available for transfusion back to the patient. This process occurs in a sterile, closed-circuit consumable set which sits inside our device. We market our surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons or to surgical suite service providers.

Loss of blood is common in open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Prior to the introduction of our technology, patients were transfused exclusively with blood from volunteer donors. Donor blood carries various potential risks including (i) risk of transfusion with the wrong blood type (the most common cause of transfusion-related death), (ii) risk of transfusion reactions including death, but more commonly chills, fevers or other side effects that can prolong a patient’s recovery, and (iii) risk of transfusion of blood with a blood-borne disease or infectious agent.

As a result of numerous blood safety initiatives, today’s blood transfusions are extremely safe, especially in developed and resourced health care systems. However, transfusions are not risk free. Surgical blood salvage reduces or eliminates a patient’s dependence on blood donated from others and ensures that the patient receives the safest blood possible — his or her own.

Surgical blood salvage is also a cost effective alternative to transfusing donor blood. Blood shortages have also reinforced the benefits of surgical blood salvage. As hospitals are forced to consider canceling elective surgeries due to unavailability of blood, they can turn to surgical blood salvage as a means of conserving their blood supply for other patients.

We pioneered the first surgical blood salvage systems. Today, we market the Cell Saver® brand system which is targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries, as well as the OrthoPAT® system which is targeted to orthopedic procedures that involve slower, lower volume blood loss that often occurs well after surgery. We are currently in the early stages of introducing the cardioPATTM system for use in open heart surgeries when there is less blood loss.

In fiscal 2005, we purchased a line of surgical products from Harvest Technologies Corporation. Leveraging our core competency in manufacturing process control, we are reworking these products to our quality specifications. Two products are in late stage development, but the first product resulting from the acquisition, the SmartSuction HARMONYTM system, was launched in late fiscal 2006. The suction system, which is an alternative to wall suction, removes blood and debris from the surgical field before the blood is processed in one of our surgical blood salvage systems.

Recent Events

On June 6, 2006, we entered into a definitive agreement to acquire the outstanding shares of Arryx that we do not already own for $26 million in cash. We plan to account for the acquisition as a business combination. We expect the purchase price premium to be allocated to completed technology and in-process research and development.

(ii)   Revenue Detail

We discuss our revenues using the following categories:

•                  Disposables (the consumables used in blood collecting, processing, and salvaging and fees for the use of our equipment)

•                  Equipment (the sale of devices)

•                  Miscellaneous and Service (including 5D software systems and service contracts)

In fiscal year 2006, sales of disposable products accounted for approximately 87.4% of net revenues. Sales of our disposable products were 7.0% higher in 2006 than in 2005 and grew at a compound average annual growth rate of 7.1% for the three years ended April 1, 2006. The favorable effects of foreign exchange contributed 0.6% of the 7.0% increase in net sales during fiscal year 2006 with the remaining 6.4% increase resulting from increases in disposable revenues across our plasma, red cell, blood bank and surgical product lines due to unit increases and product mix shifts. Sales of equipment accounted for approximately 6.1% of net revenues in fiscal year 2006 and approximately 5.4% in fiscal year 2005. The increase in equipment revenue during fiscal year 2006 is attributable to our surgical, cell processing and plasma product lines.

Service and other miscellaneous revenues accounted for approximately 6.5% and 5.3% of net revenues in fiscal year 2006 and 2005, respectively. The increase during fiscal year 2006 was largely due to software revenue growth from 5D. The increases in 5D sales were principally the result of a software support contract for a United States military customer.

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

In fiscal year 2006, for the sixth consecutive year, we received the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

(iv)   United States

In fiscal year 2006, approximately 38.5% of consolidated net sales were generated in the U.S. where we use a direct sales force to sell our products. (Note:  In August 2005, we ended our exclusive distribution agreement with Zimmer Holdings Inc. for the sale and marketing of the OrthoPAT system within the U.S. As per our contract, Zimmer continued to sell the OrthoPAT system, while Haemonetics simultaneously sold direct, through February 2006.)

(v)   Outside the United States

In fiscal year 2006, approximately 61.5% of consolidated net revenues were generated through sales to non-U.S. customers. Our direct sales force in Europe and Asia includes full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. We also use various distributors to market our products in South America, the Middle East, and parts of Europe and the Far East.

(vi)   Research and Development

We operate research and development (“R&D”) centers in Switzerland, Japan, and the United States, so that protocol variations are incorporated to closely match local customer requirements. In addition to the above R&D facilities, our 5D subsidiary maintains development operations in Edmonton, Alberta, Canada.

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

Our expenditures for R&D were $26.5 million for fiscal year 2006 (6.3% of sales), $20.0 million for fiscal year 2005 (5.2% of sales) and $17.4 million (4.8% of sales) for fiscal year 2004. All R&D costs are expensed as incurred. We expect to continue to invest resources in R&D.

In fiscal year 2006, R&D resources were allocated to completing work on a new surgical blood salvage device, the cardioPAT, the CymbalTM (formerly Red Cell Collector), two blood collection software systems (E*Interview and HaemoConnect), and our next generation Donor apheresis platform, as well as several projects to enhance our current product portfolio. The cardioPAT surgical blood salvage system is a small, portable, and operator-friendly surgical blood salvage device designed to address lower volume blood loss during and after open heart surgery. This device entered limited market release in early fiscal year 2006.

(vii)    Manufacturing

Our principal manufacturing operations (equipment, disposables, and solutions) are located in Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; and Bothwell, Scotland.

In general, our production activities occur in a controlled setting or “cleanroom” environment. Each step of the manufacturing and assembly process is quality checked, qualified, and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

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

Each blood processing machine is designed in-house and assembled from components that are either manufactured by us or by others to our specifications. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements. During fiscal 2006, we manufactured approximately 90% of our equipment. The remainder was manufactured for us by outside contractors.

We have established a Customer Oriented Redesign for Excellence (“CORE”) program, which is based on the tenets of Total Quality of Management (“TQM”) and using Six Sigma Statistic methods. This program’s goals include:  1) improving customer satisfaction through top quality and on-time deliveries, 2) lowering production costs, and 3) optimizing inventories.

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

(ix)   Competition

We created our markets and have established a record of innovation and market leadership in each of the areas in which we compete. Although we compete directly with others, no one company competes with us across our full line of products.

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

In the automated plasma collection markets, we compete with Baxter International, Inc. on the basis of quality, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. To a much lesser degree, our automated systems also compete with manual collection systems, which are less expensive, but are also slower, less efficient, and clinically riskier. Baxter had pursued a strategy of developing plasma collection sites and acquiring collection centers, which altered the competitive landscape and affected our past sales. In October 2003, Baxter acquired our largest U.S. plasma customer, Alpha Therapeutic Corporation (“Alpha”). Upon Baxter’s announcement of its acquisition of Alpha’s business, Baxter closed 38 of 41 of the former Alpha centers and sold the remaining three centers.   These center closures significantly and negatively affected our plasma sales in fiscal 2004 and 2005. (See Legal Proceedings section for more information.)

In the automated platelet collection markets, competition is based on continual performance improvement, as measured by the time and efficiency of platelet collection and the quality of the platelets collected. Our product quality is exceptional, as evidenced by more than 70% market share in Japan, where quality is a leading purchasing consideration. Our major competitors in the automated platelet collection market are Gambro BCT and Baxter. Each of these companies has taken a different technological approach in designing their systems for the automated platelet collection market. In the platelet collection market, we also compete with whole blood collections from which pooled platelets are derived.

In the cell processing market, competition is based on level of automation, labor-intensiveness, and system type (open versus closed). Open systems may be weaker in GMP compliance. Moreover, blood processed through open systems has a 24 hour shelf life. We do have open system cell processors which compete with Gambro BCT systems. However, our closed system cell processor’ which gives blood processed through it a 14 day shelf life, has no competition.

Our automated red cell collection systems were pioneered in the late 1990s. We preceded one competitor, Gambro BCT to market by 2 years, and the other competitor, Baxter, to market by six years. However, it is important to note that less than 1% of the forty million red cells collected worldwide and about 8% of the fifteen million red cells collected in the U.S. annually are collected via automation today by these three companies combined. So, we more often compete with traditional (manual / whole blood) methods of deriving red cells by collecting and separating a pint of whole blood on the basis of total cost, process control, product quality, and inventory management.

In the high blood loss surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. Each manufacturer’s technology is similar, and we compete principally with Medtronic, Fresenius, and Sorin Biomedica.

In the orthopedic surgical blood salvage market we have no direct competitors. The OrthoPAT system is the only system designed specifically for use in orthopedic surgeries where a patient often bleeds more slowly, bleeds less, and bleeds well after surgery.

Our technical staff is highly skilled, but many competitors have substantially greater financial resources and larger technical staffs at their disposal. There can be no assurance that competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.

(x)   Seasonality

Net revenues have historically been higher in the second half of our fiscal year, reflecting principally the seasonal buying patterns of our customers. This has proven true in four of our last five fiscal years with the exception of fiscal year 2003 where the second half of our fiscal year had slightly lower revenues due principally to market conditions in plasma.

(xi)   Government Regulation

The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research (“CBER”) and the Center of Devices and Radiological Health (“CDRH”) of the United States Food and Drug Administration (“FDA”), and other non-United States regulatory bodies.

All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved Pre-market Approval Application (“PMA”). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous (“IV”) solutions marketed by us for use with our automated systems (blood anticoagulants and solutions for storage of red blood cells) require us to obtain from CBER an approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”). A 510(k) pre-market clearance indicates FDA’s agreement with an applicant’s determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may take up to 24 months and involves the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) approvals because the FDA review process is more complicated.

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

(xiii)   Employees

As of April 1, 2006, we employed 1,661 persons assigned to the following functional areas:  manufacturing, 819; sales and marketing, 304; general and administrative, 203; research and development, 127; and quality control and field service, 208. We consider our employee relations to be satisfactory.

(xiv)   Availability of Reports and Other Information

All of our corporate governance materials, including the Principles of Corporate Governance, the Business Conduct Policy and the charters of the Audit, Compensation, and Nominating and Governance Committees are published on the Investor Relations section of our website at http://www.haemonetics.com/site/content/investor/corp_gov.asp. Such information is also available in print to any shareholder who requests it. All requests should be directed to our Company’s Secretary. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

(D) Financial Information about Foreign and Domestic Operations and Export Sales

The financial information required by this item is included herein in Note 16 of the financial statements, entitled Segment, Geographic and Customer Information. Sales to the Japanese Red Cross accounted for 18.0% of net revenues in fiscal year 2006. No other customer accounted for more than 10% of our net revenues. For more information concerning significant customers, see subheading of Note 2 of the financial statements, entitled, Concentration of Credit Risk and Significant Customers.

Cautionary Statement

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation especially as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

Item 1A.   Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 47.

Our inability to successfully expand the business, through internal research and development, marketing partnerships and acquisitions, could have a material adverse effect on our business.  Promising partnerships and acquisitions may not be completed for reasons such as competition among prospective partners or buyers, our inability to reach satisfactory terms, or the need for regulatory approvals. Any acquisition that we complete may be dilutive to earnings and require that we invest significant resources. We may not be able to integrate any acquired businesses successfully into our existing business, make such businesses profitable, or realize anticipated market growth or cost savings.

If we are unable to successfully keep pace with technological advances in the medical field and the standards for transfusion medicine, our business, financial condition and results of operation could be adversely affected. The success of our products will depend upon our ability to anticipate and meet the needs of the medical field, particularly those who practice transfusion medicine. Additionally, we must be able to manufacture the products in a cost effective manner, with high quality and obtain permission to market and sell the products from various regulatory authorities.

As a medical device manufacturer we are subject to a number of existing laws and regulations, non-compliance with those laws or regulations could adversely affect our financial condition and results of operations.   The manufacture, distribution and marketing of our products are subject to regulation by the FDA and other non-United States regulatory bodies. Some regulatory authorities outside the United States may have a bias in favor of locally produced goods that could delay or prevent our achieving regulatory approval to market our products in such geographies. We must obtain specific regulatory clearance prior to selling any new product or service, and our operations are also subject to continuous review and monitoring by the FDA and other regulatory authorities. The process of obtaining approval to market and distribute our products is costly and time-consuming. Export of U.S. technology or goods manufactured in the United States to some jurisdictions requires special U.S. export authorization that may be influenced by factors, including political dynamics, outside our control. Changes in privacy regulations and other developments in human subjects’ clinical trials could make it more difficult and more expensive to conduct clinical trials necessary for product approval. Regulations about the use of certain materials in the manufacture of health care products could also require us to identify alternate material(s), which may be at higher costs. The number of eligible blood donors is influenced by government regulations (including travel restrictions, health history, etc.) and other economic and sociological factors. Changes in donation related regulations could have significant immediate effects on the population of eligible donors.

We are subject to various actions by government authorities that regulate medical devices including: product recalls, orders to cease manufacturing or distribution activities, and other sanctions or penalties. Compliance with these regulations is costly and additional regulation could adversely affect our results of operations. Our customers are also subject to these regulations. Our customers’ compliance with applicable regulations could also affect our results of operations.

Many of our competitors have significantly greater financial and other resources. Their greater financial resources may allow them to more rapidly develop new technologies, and more quickly address changes in customer requirements. Although no one company competes with us across our full line of products, we face competition in each of our product lines. Our ability to remain competitive depends on a combination of factors, including those within our control (reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety, cost effectiveness and continued rigorous documentation of clinical performance) as well as factors outside of our control (regulatory standards, medical standards and the practice of medicine). Also, sales of unauthorized copies of our products by local competitors in China could affect the demand and price paid for our products.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2006, our international revenues accounted for approximately 61% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues for sales made in foreign currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services is made in local currencies.

We are subject to the risks of international economic and political conditions.  Our international operations are subject to risks which are inherent in conducting business overseas and under foreign laws, regulations and customs. These risks include possible nationalization, expropriation, importation limitations, violations of U.S. or local laws, pricing restrictions, and other restrictive governmental actions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.

We are subject to the risks associated with communicable diseases. A significant outbreak of a disease could reduce the demand for our products and affect our ability to provide our customers with products and services. An eligible donor’s willingness to donate is affected by concerns about their personal health and safety. Concerns about communicable diseases (such as HIV, SARS or pandemic bird flu) could reduce the number of donors, and accordingly reduce the demand for our products for a period of time. A significant outbreak of a disease could also affect our employees’ ability to work, which could limit our ability to produce product and service our customers.

Item 1B.   Unresolved Staff Comments

None

Item 2.                          Properties

Our main facility is located on 14 acres in a light industrial park in Braintree, Massachusetts. It was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 72,000 square feet for administrative and research and development activities and 3,000 square feet available for expansion. See Note 7 to the financial statements for details of our mortgage on the Braintree facility.

On property adjacent to the main facility, the Company leases 43,708 square feet of additional office space. This facility is used for sales, marketing, finance and other administrative services. Annual lease expense for this facility is $635,042.

Near our main facility, in Avon, Massachusetts, we lease a 61,000 square foot facility. This facility is used for warehousing and distribution of products. Annual lease expense for this facility is $390,598.

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

We own a facility in Bothwell, Scotland used to manufacture disposable components for European customers. The original facility is approximately 22,200 square feet. An addition of 18,000 square feet was added in early fiscal year 2006. This expansion provided 10,000 square feet of warehouse space replacing space currently leased for this purpose.

We lease 19,095 square feet of office space in Edmonton, Alberta, Canada for 5D Information Management. Annual lease expense is $150,634.

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

Our products are relied upon by medical personnel in connection with the treatment of patients and the collection of blood from donors. In the event that patients or donors sustain injury or death in connection with their condition or treatment, we, along with others, may be sued, and whether or not we are ultimately determined to be liable, we may incur significant legal expenses. In addition, such litigation could damage our reputation and, therefore, impair our ability to market our products or to obtain professional or product liability insurance or cause the premiums for such insurances to increase. We carry product liability coverage. While we believe that the aggregate current coverage is sufficient, there can be no assurance that such coverage will be adequate to cover liabilities which may be incurred. Moreover, we may in the future be unable to obtain product and professional liability coverage in amounts and on terms that we find acceptable, if at all.

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

On January 21, 2004, we filed a claim for binding arbitration against Baxter, seeking an arbitration award to compel Baxter to honor numerous supply contracts it assumed when Baxter purchased the plasma collection operations of Alpha Therapeutic Corporation, our largest plasma customer, or to pay us damages. The matter was tried before an arbitration panel for three weeks ending April 1, 2005. The arbitration panel issued its decision on May 20, 2005 and awarded the Company $30.8 million including damages, legal fees and interest. We collected the full award on October 13, 2005.

In December 2005, we filed a claim for binding arbitration against Baxter, seeking damages as well as an arbitrator’s determination of the rights and obligations of Baxter and Haemonetics, under the Technology Development Agreement between them dated December 2001 concerning platelet pathogen inactivation. (see section on pathogen reduction market at page 8).   Our arbitration claim arises out of Baxter’s decision to exit the pathogen inactivation market. An arbitrator has been selected by the parties but the arbitration hearings have not been scheduled.

In December 2005, we filed a lawsuit against Baxter in the federal district court of Massachusetts, in Boston, seeking an injunction and damages on account of Baxter’s infringement of Haemonetics patent, through the sale of Baxter’s Alyx brand automated red cell collection system which competes with Haemonetics’ automated red cell collection systems. Discovery has not yet begun.

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

DR. ULRICH ECKERT joined our Company in 1995 as Vice President, Haemonetics Germany. In 1998 and 2001, Dr. Eckert assumed additional responsibility for European plasma marketing and our Nordic countries’ subsidiaries respectively. In 2002, he was promoted to President, Europe and Latin America. Prior to joining our Company, Dr. Eckert spent eight years with Apple Computer where his most recent responsibility was Director, Business Systems for Germany, Austria and Switzerland.

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

DR. MARK POPOVSKY joined our Company in 2000 as Senior Vice President and Corporate Medical Director. Prior to joining our Company, he served in the capacity of Chief Medical Officer & Chief Executive Officer at the American Red Cross — New England Region for 15 years. He is currently an Associate Professor of Pathology at Harvard Medical School and Beth Israel Deaconess Medical Center in Boston. Dr. Popovsky received his transfusion medicine training at the National Institutes of Health and Mayo Clinic. At Mayo Clinic he was the Director of Transfusion & Intravenous Services for 3 years. He serves on 7 editorial boards and is the author of more than three hundred peer-reviewed publications in transfusion medicine.

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

JOSEPH FORISH joined our Company in 2005 as Vice President, Human Resources. Prior to joining our Company, Mr. Forish held various positions in the human resources area; most recently  as Vice President, Corporate Human Resources for Rohm and Haas Company, an $8 billion global specialty materials company. Prior to that, Mr. Forish was Vice President, Human Resources for the ConvaTec Division of Bristol-Myers Squibb Company.

WILLIAM STILL joined our Company in 2004 as Vice President of Strategic Marketing and Business Development. Prior to joining our Company, Mr. Still was Senior Director, Business Development for Advanced Respiratory Inc. From 1996 to 2001, he was with St. Jude Medical, most recently holding the position of Senior Associate, Business Development. Mr. Still has also held the position of Finance Manager for St. Jude’s Cardiac Surgery Group.

PART II

Item 5.                          Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended April 1, 2006:
Market price of Common Stock:
High	$43.97	$48.58	$52.79	$53.62
Low	$36.15	$38.58	$44.36	$44.21

Fiscal year ended April 2, 2005:
Market price of Common Stock:
High	$31.70	$33.25	$37.25	$45.23
Low	$24.95	$26.52	$31.50	$34.07

There were approximately 607 holders of record of the Company’s common stock as of May 15, 2006. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

Item 6.                          Selected Consolidated Financial Data

Haemonetics Corporation and Subsidiaries Five-Year Review
(in thousands, except share and employee data)

	2006	2005	2004	2003	2002
Summary of Operations
Net revenues	$419,733	$383,598	$364,229	$336,956	$319,969
Cost of goods sold	$199,198	$185,722	$190,693	$182,260	$165,135
Gross profit	$220,535	$197,876	$173,536	$154,696	$154,834
Operating expenses:
Research and development	$26,516	$19,994	$17,398	$19,512	$19,512
Selling, general and administrative	$121,351	$118,039	$108,845	$97,705	$88,874
Acquired research and development	—	—	—	—	$10,000
Arbitration Award Income	$(26,350)	—	—	—	—

Total operating expenses	$121,517	$138,033	$126,243	$117,217	$118,386

Operating income	$99,018	$59,843	$47,293	$37,479	$36,448
Other income (expense), net	$7,864	$(2)	$(1,481)	$1,128	$2,057

Income before provision for income taxes	$106,882	$59,841	$45,812	$38,607	$38,505
Provision for income taxes	$37,806	$20,202	$16,492	$10,228	$10,782

Income before cumulative effect of a change in accounting principle	$69,076	$39,639	$29,320	$28,379	$27,723

Cumulative effect of a change in accounting principle	—	—	—	—	$2,304	(a)

Net income	$69,076	$39,639	$29,320	$28,379	$30,027

Income per share:
Basic	$2.61	$1.55	$1.20	$1.15	$1.15
Diluted	$2.51	$1.52	$1.19	$1.13	$1.11

Weighted average number of shares	26,478	25,523	24,435	24,591	26,214
Common stock equivalents	996	622	260	457	941
Weighted average number of common and common equivalent shares	27,474	26,145	24,695	25,048	27,155

(a)             Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which resulted in the recognition of $2.3 million as a cumulative effect of a change in accounting principle, net of tax. This amount is the change in the fair value of forward contracts related to forward points, which the Company excludes from its assessment of hedge effectiveness.

	2006	2005	2004	2003	2002
Financial and Statistical Data:
Working capital	$330,288	$255,689	$185,606	$122,880	$148,737

Current ratio	4.7	3.9	2.9	2.2	2.8
Property, plant and equipment, net	$75,266	$69,337	$78,030	$83,987	$84,877

Capital expenditures	$33,774	$17,530	$13,862	$16,715	$23,509

Depreciation and amortization	$25,150	$27,756	$30,149	$28,431	$25,616

Total assets	$546,543	$467,757	$407,394	$359,485	$364,921
Total debt	$39,153	$45,843	$58,260	$70,617	$72,143

Stockholders’ equity	$441,650	$355,135	$279,749	$223,237	$236,824
Return on average equity	17.34%	12.50%	11.70%	12.30%	13.30%
Debt as a % of stockholders’ equity	8.87%	12.90%	20.80%	31.60%	30.50%

Employees	1,661	1,546	1,438	1,497	1,498
Net revenues per employee	$254	$248	$253	$225	$214

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)       Our Business

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

We either sell our devices to customers (equipment revenue) or place our devices with customers subject to certain conditions. When the device remains our property, the customer has the right to use it for a period of time as long as they meet certain conditions we have established, which among other things, generally include one or more of the following:

•                  Purchase and consumption of a minimum level of disposable products.

•                  Payment of monthly rental fees.

•                  An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 87% of our total revenues for fiscal year 2006 and 89% for fiscal years 2005 and 2004.

(B)       Product Families

Our donor products include systems to collect plasma, platelets and red cells from blood donors. We market our donor products primarily to blood collectors which include both for-profit plasma collectors and not-for-profit blood banks.

Our patient products include systems to collect (during and after surgery), wash and filter unwanted substances from the blood, preparing it for reinfusion to the surgical patient. We market these patient products to hospitals and hospital service providers.

Miscellaneous and service revenue includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings, as well as revenue from 5D software sales.

Donor Products

Plasma

PCS plasma collection systems — These systems are used by plasma collectors to collect the plasma component of a donor’s whole blood. The plasma is sold to fractionators for processing into therapeutic pharmaceuticals and vaccines. Automated plasma collection is a safe and cost-effective improvement to manual (non-automated) plasma collection which is time-consuming, labor-intensive, produces relatively poor yields, and poses risks to donors. Currently the majority of plasma collections worldwide are automated collections.

Blood Bank

MCS platelet collection system — These systems are used by blood collectors to collect the platelet component of a donor’s whole blood. Platelets are transfused to cancer patients whose platelets have been depleted as a result of chemotherapy. Before the advent of our platelet collections technology, the “pooling” or combination of platelets from 5 to 8 different donors was the only alternative to prepare a single therapeutic dose for transfusion to a patient. Our MCS line of products allows the collection of a sufficient number of platelets from only one donor to produce one or two therapeutic doses.

ACP cell processing systems — These systems are used in freezing, thawing and washing of red cells, which enables blood collectors to better manage their red cell inventories. In a liquid state, red cells must be transfused within 42 days whereas frozen red cells may be stored for up to ten years. Previous generation freezing technology required that red cells be transfused within 24 hours after thawing; our ACP 215 system allows red cells to be transfused for up to 14 days post thaw.

Intravenous solutions — We manufacture intravenous and other solutions for use with our blood processing technology. We also contract manufacturing intravenous solutions for pharmaceutical customers. These solutions include generic drugs and other custom drug products.

Red Cell

MCS red cell collection systems — These systems are used to automate the collection of red cells from blood donors with protocols that allow for the collection of two units of red cells, a unit of red cells and a unit of plasma, or a unit of red cells and a unit of platelets. The systems improve the blood collector’s operational efficiency by increasing the volume of blood components collected per donation event and number of red cells than the traditional (non-automated) collection method and helps blood systems address red cell shortages that commonly plague health care systems.

Patient Products

Surgical

Surgical blood salvage systems — These systems are used by hospitals to collect a patient’s own blood during or after surgery for reinfusion to the patient, mitigating or eliminating the need for transfusion of donated blood. We market Cell Saver brand systems for higher blood loss procedures such as cardiovascular surgeries and the OrthoPAT brand system for lower blood loss orthopedic surgeries. The cardioPAT brand system is our newest product, targeted at beating heart and other cardiovascular surgeries that result in bleeding during and after surgery.

Financial Summary

	For the years ended			% Increase/	% Increase/
	April 1,	April 2,	April 3,	(Decrease)	(Decrease)
(in thousands, except per share data)	2006	2005	2004	06 vs. 05	05 vs. 04
Net revenues	$419,733	$383,598	$364,229	9.4%	5.3%
Gross profit	$220,535	$197,876	$173,536	11.5%	14.0%
% of net revenues	52.5%	51.6%	47.6%

Operating income	$99,018	$59,843	$47,293	65.5%	26.5%
% of net revenues	23.59%	15.60%	13.00%

Interest expense	$(1,917)	$(2,361)	$(2,903)	(18.8)%	(18.7)%
Interest income	$6,963	$2,233	$1,848	> 100%	20.8%
Other income / (expense), net	$2,818	$126	$(426)	> 100%	> (100)%

Income before taxes	$106,882	$59,841	$45,812	78.6%	30.6%

Provision for income tax	$37,806	$20,202	$16,492	87.1%	22.5%
% of pre-tax income	35.4%	33.8%	36.0%

Net income	$69,076	$39,639	$29,320	74.3%	35.2%
% of net revenues	16.5%	10.3%	8.0%

Net revenues for fiscal year 2006 increased 9.4% over fiscal year 2005. The favorable effects of foreign exchange contributed 0.5% of the increase with the remaining 9.0% resulting principally from increases in disposable revenues across our plasma and red cell product lines due to unit increases and product mix shifts. Gross profit increased 11.5% over fiscal year 2005. The favorable effects of foreign exchange accounted for a 3.4% increase in gross profit. The remaining 7.9% increase was due primarily to (i) the increase in sales, (ii) cost reductions, and (iii) a decrease in depreciation on our equipment at customer sites offset by a change in the mix of products being sold. Operating income increased 65.5% over fiscal year 2005. The favorable effects of foreign exchange accounted for a 15.1% increase. The remaining increase of 45.9% resulted as gross profit increases and an arbitration award offset partly by increases in operating expenses.  An arbitration award received from Baxter on October 13, 2005 decreased operating expenses and increased operating income by $26.4 million. Without the favorable effects of foreign currency and the arbitration award, operating income increased 5.8% over 2005 primarily due to increases in gross profit partly offset by increases in operating expenses. The primary contributors to higher expense were (i) new product research and development costs, (ii) expansion of sales and marketing staff to support business growth, (iii) freight costs due to increased volume, and (iv) a $3.8 million impairment charge for the platelet pathogen reduction intangible asset taken in the third quarter of fiscal year 2006, partially offset by a $1.8 million impairment charge taken in the third quarter last year to write down the value of a previously acquired intangible asset.

Net income increased 74.3% over fiscal year 2005. The favorable effects of foreign exchange accounted for 14.6% of the increase. The remaining increase of 54.3% was due to the increase in operating income, an increase in other income, net, including interest expense and interest income, partially offset by higher tax expense.

Net revenues for fiscal year 2005 increased 5.3% over fiscal year 2004. The favorable effects of foreign exchange contributed 5.0% of the increase with the remaining 0.3% resulting from increases in disposable revenues across our blood bank, red cell and surgical product lines due to unit increases and product mix shifts. These increases were almost entirely offset by decreases in our plasma product line. Gross profit increased 14.0% over fiscal year 2004. The favorable effects of foreign exchange accounted for 9.8% of the increase in gross profit. The remaining 4.2% increase was due primarily to (i)  the increase in sales, ii) a decrease in depreciation on our equipment at customer sites and (iii) the excess and obsolete inventory provisions recorded in fiscal year 2004 related to the loss of our Alpha business and other matters. Operating income increased 26.5% over fiscal year 2004.  The favorable effects of foreign exchange accounted for 27.8% of the increase. The remaining decrease of 1.3% resulted as gross profit improvements were more than offset by increases in operating expenses.  Net income increased 35.2% over fiscal year 2004. The favorable effects of foreign exchange accounted for 28.9% of the increase. The remaining increase of 6.3% was due to a decrease in other expense, net, including interest expense and interest income, and lower tax expense.

Market Trends

Plasma Market

The continued increase in demand for plasma derived pharmaceuticals, particularly intravenous immunoglobulin (“IVIG”), is a key driver of increased plasma collections in the worldwide commercial plasma collection markets. Various factors related to the supply of plasma and the production of plasma derived pharmaceuticals also affect the demand, including:

•                  There has been significant industry consolidation among plasma collectors and fractionators. Industry consolidation impacts us when a collector changes the total number of its collection centers, the total number of collections performed per center or changes the plasma collection system (Haemonetics or competitive technology) used to perform some or all of those collections.

•                  The supply of source plasma also affects demand for additional collections of source plasma. We believe that the inventory of source plasma has returned to normal levels in the U.S. and in Europe. In Japan, there is a still an oversupply of plasma.

•                  The newer plasma fractionation facilities are more efficient in their production processes, utilizing less plasma to make similar quantities of pharmaceuticals and vaccines.

•                  Reimbursement guidelines affect the demand for end product pharmaceuticals.

In fiscal year 2006, we completed the conversion of all ZLB Plasma Services (“ZLB”) collection sites to Haemonetics collection technology based on the supply agreement signed with ZLB Plasma Services (“ZLB”) in fiscal year 2005 to be its exclusive supplier of plasma collection technology in the United States.

Blood Bank Market

Despite modest increases in the demand for platelets in our major markets, improved collection efficiencies that increase the yield of platelets per collection have resulted in a flat market for disposables.
We continue to sell intravenous solutions that we produce under contract for pharmaceutical companies.
Red Cell Market

Red cell demands, a need for greater operating efficiency, and a stringent regulatory environment continue to drive demand for our red cell products. Our business continues to grow as we gain new customers and expand penetration at existing customer sites. Additionally, sales continue to increase as more customers have migrated to our higher-priced filtered disposable sets which support our customers’ good manufacturing processes by reducing manual processing.

Surgical Market

Our Cell Saver brand system is aimed at higher blood loss cardiovascular procedures. This part of the surgical blood salvage market is declining and will probably continue to decline due to improved surgical techniques minimizing blood loss and a decrease in the number of open-heart (bypass) surgeries performed.

The main driver of growth in the Surgical market is the lower blood loss orthopedic procedures served by our OrthoPAT system. We have transitioned our selling method in the U.S. from distributor to direct sales for the OrthoPAT system.

In fiscal 2005, we purchased a line of surgical products from Harvest Technologies Corporation. Two products are in late stage development, but the first product resulting from the acquisition, the SmartSuction HARMONY system, was launched in late fiscal 2006. The suction system, which replaces wall suction, removes blood and debris from the surgical field before the blood is processed in one of our surgical blood salvage systems.

RESULTS OF OPERATIONS

Net Revenues by Geography
	April 1,	April 2,	April 3,	% Increase / (Decrease)	% Increase / (Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
United States	$161,679	$131,632	$126,872	22.8%	3.8%
International	258,054	251,966	237,357	2.4%	6.2%
Net revenues	$419,733	$383,598	$364,229	9.4%	5.3%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Approximately 61%, 66%, and 65% of our revenues were generated outside the U.S. during fiscal year 2006, 2005, and 2004, respectively. During fiscal years 2006, 2005, and 2004, revenues from Japan accounted for approximately 24%, 27%, and 27% of our total revenues, respectively and revenues from Europe comprised approximately 29%, 30%, and 30% of our total revenues, respectively. These sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. The favorable effects of foreign exchange resulted in a 0.5% increase in sales. The remaining increase in sales from fiscal year 2005 to 2006 is 9.0%. From fiscal year 2004 to fiscal year 2005, the favorable effects of foreign exchange accounted for 5.0% of the 5.3% increase in total sales.

Please see section entitled “Foreign Exchange” in management’s discussion for a more complete discussion of how foreign currency affects our business and our strategy to manage this exposure.

By Product Type

				% Increase/	% Increase/
	April 1,	April 2,	April 3,	(Decrease)	(Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
Disposables	$366,791	$342,730	$325,540	7.0%	5.3%
Misc. & service	27,183	20,173	22,002	34.7%	(8.3%)
Equipment	25,759	20,695	16,687	24.5%	24.0%
Net revenues	$419,733	$383,598	$364,229	9.4%	5.3%

Disposables Revenue by Product Line

				% Increase/	% Increase/
	April 1,	April 2,	April 3,	(Decrease)	(Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
Donor:
Plasma	$109,100	$97,250	$114,346	12.2%	(15.0%)
Blood Bank	132,407	130,427	112,209	1.5%	16.2%
Red Cells	37,830	28,676	22,321	31.9%	28.5%
Subtotal	$279,337	$256,353	$248,876	9.0%	3.0%

Patient:
Surgical	$87,454	$86,377	$76,664	1.2%	12.7%

Total disposables revenue	$366,791	$342,730	$325,540	7.0%	5.3%

Donor

Donor products include the plasma, blood bank and red cell product lines. Disposable revenue for donor products increased 9.0% during fiscal year 2006 compared to fiscal year 2005 and 3.0% during fiscal year 2005 compared to fiscal year 2004.

Plasma

During fiscal year 2006, plasma disposable revenue increased 12.2%. The favorable effects of foreign exchange resulted in a 0.6% increase. Of the 11.6% remaining increase, U.S. revenues contributed almost 150% and Europe accounted for 14% partially offset by a decline in Japan of approximately 60%. The U.S. increase is the result of market share growth over fiscal year 2005 due to the conversion to Haemonetics systems by one very large customer (ZLB) and increases in collections by other customers as the oversupply of source plasma that had existed in fiscal year 2005 tapered off. Conversely, in Japan, fewer plasma collections were performed by our customer as compared to fiscal year 2005 due to an oversupply of plasma inventory.

During fiscal year 2005, plasma disposable revenue decreased 15.0%. The favorable effects of foreign exchange resulted in a 4.3% increase. Of the 19.3% remaining decrease, 58% is attributable to the U.S., 17% to Europe, 13% to Asia and 12% to Japan. Worldwide, fewer plasma collections were performed during fiscal year 2005 due to an oversupply of source plasma. In the U.S. some customer specific factors also contributed to lower unit sales, including the loss of our largest U.S. customer, Alpha Therapeutics Corporation,  half way through fiscal year 2004 and the closings early in fiscal year 2005 of certain plasma collection facilities by an another customer, ZLB.

Blood Bank

During fiscal year 2006, blood bank disposable revenues increased 1.5%. The favorable effects of foreign exchange resulted in a 0.9% increase. The remaining 0.6% increase is attributable to Asia, offset partly by decreases in Japan and in the U.S. The increase in Asia was compared to a reduced level of sales in the first quarter of fiscal year 2005 as these products were transitioned to a direct sales force in certain segments of the China markets. The decrease in the U.S. was due to lower sales of intravenous solutions that we produced for pharmaceutical companies than in 2005. The decrease in Japan was largely the result of redistribution of some of the market share gains in fiscal year 2005, which resulted from a competitor exiting the market.

During fiscal year 2005, blood bank disposable revenues increased 16.2%. The favorable effects of foreign exchange resulted in a 6.7% increase. Of the remaining 9.5% increase, 41% is attributable to the U.S., 28% to Asia and 27% to Japan. The increase in the U.S. was due to sales of intravenous solutions that we produce for pharmaceutical companies. The increase in Asia was due to lower than normal platelet collections during fiscal year 2004 due to the impact of the SARS virus. The increase in Japan was primarily due to a product mix shift from non-filtered platelet collection sets in fiscal year 2004 to higher-priced filtered sets in fiscal year 2005. Filtered sets include integrated blood filters to remove white cells from platelets.
Red Cell

During fiscal year 2006, red cell disposable revenue increased 31.9%. The favorable effects of foreign exchange resulted in a 0.2% increase. Of the remaining 31.8% increase, 94% of the increase is attributable to the U.S. and 6% to Europe. The increases in both the U.S. and Europe are primarily due to an increase in units sold and in the U.S. by a product shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood.

During fiscal year 2005, red cell disposable revenue increased 28.5%. The favorable effects of foreign exchange resulted in a 2.6% increase. Of the remaining 25.9% increase, 91% is attributable to the U.S. and 9% to Europe. The increases in both the U.S. and Europe are primarily due to an increase in units sold and by a product shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood.

Patient

Surgical

The surgical blood salvage product line has two major brand platforms: the Cell Saver brand and the OrthoPAT brand. During fiscal year 2006, disposable revenue for the surgical product line increased 1.2%. The favorable effects of foreign exchange accounted for a 0.4% increase with the remaining 0.8% increase attributable to increases in OrthoPAT disposable revenues.

Disposable revenue for the surgical product line decreased 0.9%. The favorable effects of foreign exchange accounted for a 0.4% increase. The remaining 1.4% decrease is largely attributable to a decline in the number of higher blood loss cardiovascular procedures performed in the U.S. partly offset by sales growth increases in Japan.

OrthoPAT disposable revenue increased 8.5% as compared to fiscal year 2005. The favorable effects of foreign exchange accounted for a 0.4% increase while the remaining increase of 8.2% is attributable to Europe 55%, U.S. 22% and Japan 24%.  The increase in Europe was due primarily to higher unit sales. In the U.S., volume declined as we transitioned to a direct sales model. The distributor (whose exclusivity was terminated effective August 30, 2005) was permitted to sell its inventory of OrthoPAT product in the U.S., on a non-exclusive basis until February 2006. The sales increase in the U.S. is attributable to price improvement as we transition from a distributor to direct selling. Orthopedic surgeons continue to adopt surgical blood salvage as an effective alternative to patient pre-donation or donated blood during hip and knee replacements and other orthopedic surgeries.

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

Other Revenues

				% Increase/	% Increase/
	April 1,	April 2,	April 3,	(Decrease)	(Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
Miscellaneous & service	$27,183	$20,173	$22,002	34.7%	(8.3%)
Equipment	25,759	20,695	16,687	24.5%	24.0%
Net revenues	$52,942	$40,868	$38,689	29.5%	5.6%

Our miscellaneous and service revenues include revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software subsidiary, 5D.

During fiscal year 2006, miscellaneous and service revenue increased 34.7%. The favorable effects of foreign currency accounted for a 0.6% increase. Increased software revenue from 5D accounted for most of the remaining 34.2% increase. The increases in 5D sales were principally the result of a software support contract for a military customer.

During fiscal year 2005, miscellaneous and service revenue decreased 8.3%. The favorable effects of foreign currency accounted for a 3.6% increase. Of the remaining 11.9% decrease, 74% was due to reduced software revenue from 5D. At that time, 5D sold its products primarily to plasma customers who were negatively impacted by the volatility and consolidation in the worldwide commercial plasma collection market.

During fiscal year 2006, revenue from equipment sales increased 24.5%. The unfavorable effects of foreign exchange accounted for a 2.1% decrease. The remaining increase of 26.6% was largely due to increased equipment sales in Europe, U.S. military, Asia and Japan partially offset by a large sale to a U.S. red cell customer during fiscal year 2005. Equipment sales fluctuate from period to period.

During fiscal year 2005, revenue from equipment sales increased 24.0%. The favorable effects of foreign exchange accounted for a 3.4% increase. The remaining increase of 20.6% was due to a large sale to a U.S. red cell customer during fiscal year 2005. Equipment sales fluctuate from period to period.

Gross Profit

	April 1,	April 2,	April 3,	% Increase/ (Decrease)%	Increase/ (Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
Gross profit	$220,535	$197,876	$173,536	11.5%	14.0%

% of net sales	52.5%	51.6%	47.6%

During fiscal year 2006, gross profit increased 11.5%. The favorable effects of foreign exchange accounted for a 3.4% increase. The remaining 7.9% increase was due primarily to (i) increased sales, (ii) cost reductions, and (iii) a decrease in depreciation on our equipment at customer sites partly offset by a change in the mix of products being sold.

During fiscal year 2005, gross profit increased 14.0%. The favorable effects of foreign exchange accounted for a 9.8% increase. The remaining 4.2% increase was due primarily to (i) a change in the volume and mix of products being sold, (ii) a decrease in depreciation on our equipment at customer sites and (iii) the excess and obsolete inventory provisions recorded in fiscal year 2004 related to the loss of our Alpha business and other matters.

Operating Expenses

				% Increase/	% Increase/
	April 1,	April 2,	April 3,	(Decrease)	(Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
Research and development	$26,516	$19,994	$17,398	32.6%	14.9%
% of net revenues	6.3%	5.2%	4.8%
Selling, general and administrative	$121,351	$118,039	$108,845	2.8%	8.4%
% of net revenues	28.9%	30.8%	29.9%
Arbitration Award Income	$(26,350)	$0	$0	—-	—-
% of net revenues	(6.3)%	0.0%	0.0%

Total Operating Expense	$121,517	$138,033	$126,243	(12.0)%	9.3%
% of net revenues	29.0%	36.0%	34.7%

Research and Development

During fiscal year 2006, research and development expenses increased 32.6%. The effect of foreign exchange accounted for a 0.8% decrease. Increased spending on new products research was the primary factor of the remaining increase of 33.8%. New product spending was significantly directed towards the development of our new, multi-component collection platform. In addition, in the third quarter 2006, a $3.8 million impairment charge was taken for an intangible asset related to pathogen reduction, reducing the asset’s carrying value to zero. In the third quarter of fiscal year 2005, we recorded an impairment charge of $1.7 million to write down the carrying value of a previously acquired patent.

During fiscal year 2005, research and development expenses increased 14.9%. The effect of foreign exchange accounted for 2.1% of the increase. Approximately 77% of the remaining 12.8% increase was due to the recognition of a $1.7 million in impairment charge during the third quarter of fiscal year 2005 to write down the value of a previously acquired intangible asset. The majority of the remaining increase was due to increased new product spending during the second half of fiscal year 2005. The most significant amount of the increased spending was directed to our new, multi component collection and cell salvage platforms.

Selling, General and Administrative

During fiscal year 2006, selling, general and administrative expenses increased 2.8%. The effect of foreign exchange accounted for a decrease of 1.7%. The majority of the remaining 4.6% increase was due to personnel related expenses primarily attributable to marketing and setting up direct sales to support our OrthoPAT products and expenses related to the higher level of sales. These higher costs were partially offset by a $0.6 million reduction of a legal liability reserve and lower legal expenses due to the 2005 arbitration activities with Baxter.

During fiscal year 2005, selling, general and administrative expenses increased 8.4%. The effect of foreign exchange accounted for 3.2% of the increase. The majority of the remaining 5.2% increase was due to (i) higher personnel-related expenses in marketing and sales to support our new products and a higher level of sales, (ii) increased legal costs, (iii) increased costs due to compliance with Section 404 of the Sarbanes/Oxley Act of 2002 and (iv) increased costs associated with the conversion of the newly awarded ZLB business to our devices. The effect of these higher costs was partially offset by a year over year decrease in expense due to the $2.7 million in severance costs during fiscal year 2004 as part of our reorganization.

Arbitration Award Income

On October 13, 2005 we received $30.8 million from Baxter in full satisfaction of damages, reimbursement of attorneys’ fees and costs, and statutory interest. During the third quarter of fiscal year 2006, we recorded a $26.4 million award to operating income (representing the operating income component of the damages under U.S. generally accepted accounting principles). Certain of the award proceeds relate to the repayment of a lease receivable, with a carrying amount of $0.7 million, and the write off of an intangible asset, with a carrying amount of $2.0 million, related to a supply contract that has been fully satisfied with this award. After retirement of these assets the award increased pre-tax income by $28.1 million, including a reduction in selling, general and administration expenses of $0.4 million for attorneys’ fees incurred during the current year, $26.4 million of arbitration award income (representing the operating income component of the damages), and $1.3 million of interest income, representing the receipt of statutory interest on the arbitration award since the time of the arbitration panel’s initial award on May 20, 2005 through the receipt of the award proceeds on October 13, 2005.

Operating Income

				% Increase/	% Increase/
	April 1,	April 2,	April 3,	(Decrease)	(Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
Operating income	$99,018	$59,843	$47,293	65.5%	26.5%
% of net sales	23.6%	15.6%	13.0%

Operating income increased 65.5% compared to fiscal year 2005. Foreign exchange resulted in a 15.1% increase in operating income over 2005. The arbitration award increased operating income by $26.4 million or 44.0% for the year. Without the favorable effects of both foreign currency and the arbitration award, operating income increased 5.8% for the year primarily due to increases in gross profit that was partly offset by increases in operating expenses. The primary contributors to higher expense are (i) new product research and development costs, (ii) expansion of sales and marketing staff to support business growth, and (iii) the $3.8 million impairment charge for the platelet pathogen reduction intangible asset, partially offset by the $1.8 million impairment charge taken in the third quarter last year related to an intangible asset.

During fiscal year 2005, operating income increased 26.5%. The favorable effects of foreign exchange accounted for a 27.8% increase. The remaining 1.3% decrease is due to gross profit improvements that were mainly offset by increases in operating expenses.

Other Income (Expense), Net

				% Increase/	% Increase/
	April 1,	April 2,	April 3,	(Decrease)	(Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
Interest expense	$(1,917)	$(2,361)	$(2,903)	(18.8)%	(18.7)%
Interest income	$6,963	$2,233	$1,848	> 100%	20.8%
Other income(expense), net	$2,818	$126	$(426)	> 100%	> (100)%
Total other (expense), income, net	$7,864	$(2)	$(1,481)	> (100)%	(99.9)%

During fiscal year 2006, total other income, increased due to (i) a decrease in interest expense due to lower average debt outstanding as compared to fiscal year 2005, (ii) an increase in interest income due to higher cash balances and higher interest rates on these balances and an additional $1.3 million interest payment on the award from Baxter, and (iii) an increase in other income, net, as a result of increases in hedge-points on forward contracts over fiscal year 2005. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

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

Taxes

	April 1, 2006	April 2, 2005	April 3, 2004	Tax Rate Increase/ (Decrease) 06 vs. 05	Tax Rate Increase/ (Decrease) 05 vs. 04
Reported Tax Rate	35.4%	33.8%	36.0%	1.6%	(2.2)%

Our reported tax rate includes two principal components: an expected annual tax rate and additional provisions or benefits recorded in the quarter that an event, such as an audit’s resolution or statute of limitation’s expiration arises.

The reported tax rate was 35.4% for the fiscal year, incorporating:

•                  A 35.0% expected annual tax rate which reflects more tax exempt income than in prior periods

•                  A 39.4% tax rate on the Baxter arbitration award

•                  A $0.3 million tax benefit due to finalizing our prior year income tax returns

•                  A $0.4 million tax benefit due to favorably resolving a tax contingency with tax authorities

The reported tax rate was 33.8% for fiscal year 2005, incorporating:

•                  A 34.7% expected annual tax rate and tax benefits including

•                  A $0.6 million reserve release in Japan due to a reduction in enterprise tax

•                  A $0.1 million favorable settlement with U.S. tax authorities

•                  A $0.2 million tax benefit due to finalizing our tax returns

•                  An additional $0.4 tax provision to increase reserves

We expect our annual tax rate to be approximately 35.25% for fiscal year 2007, although future adjustments may increase or decrease the reported tax rate.

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

The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues in accordance with generally accepted accounting principles (“GAAP”) as outlined in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists, (2) product delivery, including customer acceptance, has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. We believe that our revenue recognition policy is critical because revenue is a very significant component of our results of operations.

We record software sales in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and in instances where services are essential to the functionality of the software, as is the case in many of 5D software sales, revenue is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Cost Method Investment

We account for our private equity investment in Arryx, Inc. (“Arryx”) in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” using the cost method as we do not exercise significant influence over operating or financial policies of this entity. Each reporting period, we evaluate our investment for impairment if an event or circumstance occurs that is likely to have a significant adverse effect on the fair value of the investment. Examples of such events or circumstances include a significant deterioration in the business prospects of the investee; a significant adverse change in the economic or technological environment of the investee; and a significant doubt about the investee’s ability to continue as a going concern. If there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the cost method investment, the fair value of the investment is not calculated as it is not practicable to do so in accordance with paragraphs 14 and 15 of Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures about Fair Value of Financial Instruments.”  If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. We have determined there are no impairment indicators present during 2006 on our cost method investment with a carrying value of $5.0 million. This investment is classified as other long-term assets in our consolidated balance sheets.

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

Income Taxes

In preparing our consolidated financial statements, income tax expense is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. A valuation allowance is established and a corresponding additional income tax expense is recorded in our consolidated statement of income if their recovery is not likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. As of April 1, 2006, a valuation allowance of $.4 million existed on our balance sheet. The total net deferred tax asset as of April 1, 2006 was $12.4 million.

We file income tax returns in all jurisdictions in which we operate. We established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management’s assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

Liquidity and Capital Resources

The following table contains certain key performance indicators that depict our liquidity and cash flow position:

(dollars in thousands)	April 1, 2006	April 2, 2005	April 3, 2004
Cash & cash equivalents	$250,667	$185,815	$79,467
Working capital	$330,288	$255,689	$185,606
Current ratio	4.7	3.9	2.9
Net cash position (1)	$211,514	$139,972	$59,857
Days sales outstanding (DSO)	71	70	76
Disposables finished goods inventory turnover	6.0	4.9	5.7

(1)             Net cash position is the sum of cash, cash equivalents and short-term investments less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures (including enterprise resource planning systems and devices), acquisitions, new business and product development and working capital for at least the next twelve months.

	For the years ended
				$ Increase/	$ Increase/
	April 1, 2006	April 2, 2005	April 3, 2004	(Decrease) 06 vs 05	(Decrease) 05 vs 04
		(in thousands)
Net cash provided by (used in):
Operating activities	$85,616	$71,207	$76,771	$14,409	$(5,564)
Investing activities	(32,105)	19,428	(48,682)	(51,533)	68,110
Financing activities	12,094	14,531	718	(2,437)	13,813
Effect of exchange rate changes on cash (1)	(753)	1,182	775	(1,935)	407
Net increase in cash and cash equivalents:	$64,852	$106,348	$29,582	$(41,496)	$76,766

Cash Flow Overview:

(1)          The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 1, 2006 versus April 2, 2005 and at April 2, 2005 versus April 3, 2004, the European currencies, primarily the Euro, and the Yen have weakened and strengthened, respectively, against the U.S. dollar. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

FISCAL 2006 AS COMPARED TO FISCAL 2005

Operating Activities:

Net cash provided by operating activities increased $14.4 million in 2006 due primarily to:

•                  $28.3 million more cash provided by net income adjusted for non-cash items, largely as a result of an $29.4 million increase in net income as a result of the arbitration award,

•                  $4.5 million less cash used due to decreased income tax prepayments,

•                  $13.3 million less cash due to an increase in accounts receivable as a result of increases in sales,

•                  $3.5 million more cash used by other assets and other long term liabilities, due to timing of prepayments and other deposits,

•                  $0.8 million more cash used for inventory during fiscal year 2006, and

•                  $0.8 million less cash used due to increases in accounts payable and accrued expenses

Investing Activities:

Net cash used by investing activities increased $51.5 million principally as a result of:

•                  $38.7 million less net proceeds from purchases and sales of short-term investments in fiscal year 2006 as compared to fiscal year 2005,

•                  $16.2 million more capital expenditures during fiscal year 2006 as compared to fiscal year 2005. In fiscal year 2006 the Company incurred $33.8 million of capital expenditures, driven largely by increased placements of Haemonetics equipment at customers,

•                  $3.2 million decrease in proceeds from the sale of property, plant and equipment as compared to fiscal year 2005, and

•                  $5.0 million due to reduced investments in fiscal year 2006. In fiscal year 2005, we invested $5.0 million in the preferred stock of a private company.

Financing Activities:

Net cash provided by financing activities decreased by $2.4 million. The decrease was due primarily to:

•                  $10.1 million from a decrease in proceeds from stock option exercises during fiscal year 2006 partially offset by;

•                  $6.7 million due to an increase in short-term revolving credit agreements.

FISCAL 2005 AS COMPARED TO FISCAL 2004

Operating Activities:

Net cash provided by operating activities decreased $5.6 million in 2005 due primarily to:

•                  $14.0 million more cash used by inventory during fiscal year 2005 as inventory balances decreased during fiscal year 2004,

•                  $8.7 million more cash used due to increased income tax prepayments offset by,

•                  $11.3 million more cash provided by net income adjusted for non-cash items,

•                  $7.5 million less cash used by accounts payable and accrued expenses due primarily to an increase in accrued income taxes in fiscal year 2005 versus fiscal year 2004.

Investing Activities:

Net cash provided by investing activities increased $68.1 million as a result of:

•                  $77.3 million from the liquidation of our short-term investments in fiscal year 2005,

•                  $4.1 million from an increase in proceeds from the sale of property, plant and equipment, due primarily to a significant sale of our equipment to a red cell customer during fiscal year 2005 offset by,

•                  $9.6 million in increased investments. We invested $5.0 million in the preferred stock of a private company, $0.6 million to secure a related license agreement and $4.0 million to acquire patents,

•                  $3.7 million more capital expenditures during fiscal year 2005 as compared to fiscal year 2004.

During fiscal year 2005, we had capital expenditures of $17.5 million.

Financing Activities:

Net cash provided by financing activities increased by $13.8 million. The increase was due to:

•                  $8.1 million in increased proceeds from stock option exercises during fiscal year 2005.

•                  $5.7 million due to a fiscal year 2004 decrease in short-term debt in Japan for working capital purposes.

Contractual Obligations and Contingencies

 A summary of our contractual and commercial commitments as of April 1, 2006, is as follows (for more information concerning our debt see Note 7 to the consolidated financial statements and for our operating lease obligations see Note 9):
	Payments Due by Period
Contractual Obligations
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt	$39,153	$26,176	$6,939	$1,449	$4,589
Operating Leases	$12,590	$6,266	$4,396	$1,445	$483
Purchase commitments*	$40,348	$40,348	—	—	—
Total	$92,091	$72,790	$11,335	$2,894	$5,072

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

Contingent Commitments

As a result of our fiscal year 2005 license arrangement for blood processing technology, our fiscal year 2002 acquisition of 5D, and our fiscal year 2002 agreement with Baxter related to pathogen reduction technology, we are contingently obligated to make certain payments. The fiscal year 2005 license arrangement involves certain potential payments of up to $12.4 million if the technology reaches certain performance milestones. In addition, if the specified deliverables are completed, the agreement calls for minimum royalty payments for future commercial sales of products that incorporate this technology. The 5D acquisition involves certain potential payments of up to $4.1 million, of which $3.1 million has already been paid. Our future potential obligation is $1.0 million, should sales of the 5D software products exceed certain cumulative levels prior to the end of fiscal year 2008. The pathogen reduction agreement calls for us to make total potential payments of up to $14.5 million (of which $3.8 million has already been paid) as and if regulatory approvals are received in various markets.  See, however, legal proceedings at page 19, regarding our arbitration claim related to this agreement with Baxter related to pathogen reduction. If Haemonetics is successful in the arbitration the contingent payments called for in the agreement could be decreased or eliminated.

Inflation

We do not believe that inflation has had a significant impact on our results of operations for the periods presented, although the increased cost of oil has increased our costs for products which are petroleum based, particularly resin used in our disposable products, and increased freight and transportation costs. Historically, we believe we have been able to minimize the effects of inflation by improving our manufacturing and purchasing efficiency, by increasing employee productivity and by adjusting the selling prices of our products. In the future, given the risk of continued pronounced oil price increases, inflation may have a significant impact on our results of operations.

Foreign Exchange

Approximately 61% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

			Composite Index Hedge Spot Rates		Favorable / Unfavorable Change versus Prior Year
FY2002		Q1	0.99		5.2%
		Q2	0.97		3.3%
		Q3	1.01		(8.6)%
		Q4	1.05		(7.5)%
2002	Total		1.00		(2.0)%
FY2003		Q1	1.09		(8.9)%
		Q2	1.08		(10.3%)
		Q3	1.10		(8.1%)
		Q4	1.17		(11.0%)
2003	Total		1.11		(9.5)%
FY2004		Q1	1.13		(3.6)%
		Q2	1.05		3.6%
		Q3	1.06		3.2%
		Q4	1.01		15.9%
2004	Total		1.06		4.9%
FY2005		Q1	0.97		15.7%
		Q2	0.99		5.1%
		Q3	0.92		15.5%
		Q4	0.89		14.1%
2005	Total		0.94		12.7%
FY2006		Q1	0.92		5.2%
		Q2	0.91		9.1%
		Q3	0.87		5.7%
		Q4	0.86		2.8%
2006	Total		0.89		5.1%
FY2007		Q1	0.89		3.6%
		Q2	0.92		(1.1)%
		Q3	0.96		(9.4)%
		Q4	0.95		(9.3)%
2007	Total		0.93		(4.2)%
	FY2008	Q1	0.94	*	(5.3)%

*                    NOTE: Represents hedges for April FY08.

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”, (“SFAS No. 154”) to replace APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 applies to the reporting of voluntary changes in accounting principles. APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the current period in which the change is made. SFAS No. 154 requires that the effect of the change be reported retrospectively to prior periods unless it is 1) impracticable to determine the period by period effect of the change and/or 2) the cumulative effect of the change. When it is impracticable to determine the period by period effect of the change, the Statement requires that the effect of the change be applied to the balances of assets and liabilities in the earliest period for which retrospective application is practical and the offset be made to retained earnings or other appropriate equity account. In the case where it is impracticable to determine the cumulative effect of applying a change, the Statement requires that the new accounting principle be applied prospectively from the earliest practicable date. This statement is effective for our fiscal year 2007.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective for our fiscal year 2007 beginning on April 2, 2006. Alternative phase-in methods are allowed under Statement No. 123(R). The Company adopted Statement No. 123(R) on its effective date of April 2, 2006 using the “modified-prospective method.” Under this method, compensation cost is recognized (a) based on the requirements of Statement No. 123(R) for all share-based payments granted on or after April 2, 2006 and (b) based on the requirements of Statement No. 123 for all unvested awards that were granted to employees prior to January 1, 2006. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a negative impact on our results of operations, although it will have no material impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities, lives and service periods, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 and net income and net income per share would have been reported at the amounts reported in the Accounting for Stock Based Compensation disclosure.

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

Item 7A   Quantitative and Qualitative Disclosures about Market risk

The Company’s exposures relative to market risk are due principally to foreign exchange risk and interest rate risk.

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At April 1, 2006, we held the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged Currency	(BUY) / SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value	Maturity
Euro	7,200,000	$1.241	$1.260	$391,076	Apr-May 2006
Euro	8,815,000	$1.227	$1.249	$328,283	June-Aug 2006
Euro	9,080,000	$1.187	$1.210	$(59,781)	Sep-Nov 2006
Euro	8,915,000	$1.206	$1.229	$49,371	Dec 2006-Feb 2007
Japanese Yen	1,033,000,000	107.4 per US$	103.7 per US$	$1,128,796	Apr-May 2006
Japanese Yen	1,559,000,000	111.3 per US$	107.1 per US$	$1,081,088	June-Aug 2006
Japanese Yen	1,569,000,000	116.8 per US$	111.9 per US$	$296,079	Sep-Nov 2006
Japanese Yen	1,399,000,000	116.6 per US$	111.6 per US$	$161,128	Dec 2006-Feb 2007

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.4 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $11.4 million decrease in the fair value of the forward contracts.

Interest Rate Risk

All of our long-term debt is at fixed interest rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At April 1, 2006, the fair value of our long-term debt was approximately $1.0 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $5.7 million, 7.05% fixed rate senior notes and our $7.3 million, 8.41% real estate mortgage.

At April 2, 2005, the fair value of our long-term debt was approximately $1.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $11.4 million, 7.05% fixed rate senior notes and our $7.8 million, 8.41% real estate mortgage.

Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at April 1, 2006 the fair value of our long-term debt would change by approximately $0.2 million.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $75.7 million, $91.0 million, and $87.6 million in 2006, 2005, and 2004, respectively. Accounts receivable balances attributable to this customer accounted for 15.4%, 18.7%, and 22.0% of our consolidated accounts receivable at fiscal year 2006, 2005, and 2004, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

Certain other markets and industries can expose us to concentrations of credit risk. For example, in our commercial plasma business, we tend to have only a few customers in total but they are large in size. As a result, our accounts receivable extended to any one of these commercial plasma customers can be somewhat significant at any point in time.

ITEM 8                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
Net revenues	$419,733	$383,598	$364,229
Cost of goods sold	199,198	185,722	190,693
Gross profit	220,535	197,876	173,536
Operating expenses:
Research and development	26,516	19,994	17,398
Selling, general and administrative	121,351	118,039	108,845
Arbitration award (income)	(26,350)	—	—
Total operating expenses	121,517	138,033	126,243
Operating income	99,018	59,843	47,293
Interest expense	(1,917)	(2,361)	(2,903)
Interest income	6,963	2,233	1,848
Other income (expense), net	2,818	126	(426)
Income before provision for income taxes	106,882	59,841	45,812
Provision for income taxes	37,806	20,202	16,492
Net income	$69,076	$39,639	$29,320
Basic income per common share
Net income	$2.61	$1.55	$1.20
Income per common share assuming dilution
Net income	$2.51	$1.52	$1.19
Weighted average shares outstanding
Basic	26,478	25,523	24,435
Diluted	27,474	26,145	24,695

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 1, 2006	April 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$250,667	$185,815
Accounts receivable, less allowance of $1,086 in 2006 and $2,074 in 2005	86,901	80,719
Inventories, net	54,571	53,088
Deferred tax asset, net	11,156	13,785
Prepaid expenses and other current assets	15,109	10,204
Total current assets	418,404	343,611
Property, plant and equipment:
Land, building and building improvements	39,570	36,579
Plant equipment and machinery	69,729	66,578
Office equipment and information technology	40,759	39,333
Haemonetics equipment	133,418	130,128
Total property, plant and equipment	283,476	272,618
Less: accumulated depreciation	208,210	203,281
Net property, plant and equipment	75,266	69,337
Other assets:
Other intangibles, less amortization of $14,447 in 2006 and $9,327 in 2005	22,945	25,827
Goodwill	18,483	18,193
Deferred tax asset, long term	1,237	102
Other long-term assets	10,208	10,687
Total other assets	52,873	54,809
Total assets	$546,543	$467,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$26,176	$26,612
Accounts payable	14,217	11,111
Accrued payroll and related costs	18,318	15,998
Accrued income taxes	10,264	12,417
Other liabilities	19,141	21,784
Total current liabilities	88,116	87,922
Long-term debt, net of current maturities	12,977	19,231
Other long-term liabilities	3,800	5,469
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized—80,000,000 shares;
Issued—26,829,249 shares in 2006 and 26,177,468 shares in 2005	268	262
Additional paid-in capital	141,371	121,803
Retained earnings	302,845	233,769
Accumulated other comprehensive loss	(2,834)	(699)
Total Stockholders’ equity	441,650	355,135
Total liabilities and stockholders’ equity	$546,543	$467,757

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	$’s	Capital	Stock	Earnings	Loss	Equity	Income
Balance, March 29, 2003	31,665	$317	$108,770	$(165,335)	$292,971	$(13,486)	$223,237

Employee stock purchase plan	—	—	(393)	1,258	—	—	865
Exercise of stock options and related tax benefit	983	9	19,367	—	—	—	19,376
Net income	—	—	—	—	29,320	—	29,320	29,320
Net change in minimum pension liability	—	—	—	—	—	35	35	35
Foreign currency translation adjustment	—	—	—	—	—	8,934	8,934	8,934
Unrealized loss on derivatives	—	—	—	—	—	(2,018)	(2,018)	(2,018)
Comprehensive income	—	—	—	—	—	—	—	36,271

Balance, April 3, 2004	32,648	$326	$127,744	$(164,077)	$322,291	$(6,535)	$279,749

Employee stock purchase plan	—	—	10	919	—	—	929
Exercise of stock options and related tax benefit	1,055	11	28,971	—	—	—	28,982
Net income	—	—	—	—	39,639	—	39,639	39,639
Net change in minimum pension liability	—	—	—	—	—	129	129	129
Foreign currency translation adjustment	—	—	—	—	—	1,939	1,939	1,939
Unrealized gain on derivatives	—	—	—	—	—	3,768	3,768	3,768
Comprehensive income	—	—	—	—	—	—	—	45,475
Reclassification of treasury stock to common stock	(7,526)	$(75)	$(34,922)	$163,158	$(128,161)

Balance, April 2, 2005	26,177	$262	$121,803	—	$233,769	$(699)	$355,135

Employee stock purchase plan	48	—	1,496	—	—	—	1,496
Exercise of stock options and related tax benefit	604	6	18,072	—	—	—	18,078
Net income	—	—	—	—	69,076	—	69,076	69,076
Net change in minimum pension liability	—	—	—	—	—	260	260	260
Foreign currency translation adjustment	—	—	—	—	—	(5,346)	(5,346)	(5,346)
Unrealized gain on derivatives	—	—	—	—	—	2,951	2,951	2,951
Comprehensive income	—	—	—	—	—	—	—	66,941

Balance, April 1, 2006	26,829	$268	$141,371	—	$302,845	$(2,834)	$441,650

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$69,076	$39,639	$29,320

Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	25,150	27,576	30,149
Impairment of intangible assets	3,750	1,700	—
Deferred tax (income) / expense	(290)	3,965	1,338
Gain on sales of plant, property and equipment	(2,588)	(3,594)	(1,547)
Tax benefit related to exercise of stock options	2,964	3,729	2,191
Unrealized loss / (gain) from hedging activities	1,996	(1,296)	(984)

Change in operating assets and liabilities:
(Increase) / decrease in accounts receivable, net	(10,305)	3,025	3,697
(Increase) decrease in inventories	(5,501)	(4,730)	9,267
Decrease / (increase) in prepaid income taxes	187	(4,274)	4,408
(Increase) / Decrease in other assets and other long-term liabilities	(1,373)	2,121	3,123
Increase (decrease) in accounts payable and accrued expenses	2,550	3,346	(4,191)
Net cash provided by operating activities	85,616	71,207	76,771

Cash Flows from Investing Activities:
Purchases of short-term investments	—	(49,800)	(44,150)
Gross proceeds from sale of short-term investments	—	88,450	5,500
Capital expenditures on property, plant and equipment	(33,774)	(17,530)	(13,862)
Proceeds from sale of property, plant and equipment	5,689	8,917	4,850
Acquisition of patents	—	(4,019)	—
Acquisition of licensing rights	(3,000)	(570)	—
Software development company milestone payments	(1,020)	(1,020)	(1,020)
Investment in preferred stock	—	(5,000)	—
Net cash (used in) / provided by investing activities	(32,105)	19,428	(48,682)

Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(540)	(457)	(420)
Net increase / (decrease) in short-term revolving credit agreements	1,342	(5,480)	(11,198)
Payments on long-term credit agreements	(5,714)	(5,714)	(5,714)
Employee stock purchase plan	1,496	929	865
Exercise of stock options	15,114	25,253	17,185
Grant monies received	396	—	—
Net cash provided by financing activities	12,094	14,531	718

Effect of Exchange Rates on Cash and Cash Equivalents	(753)	1,182	775
Net Increase in Cash and Cash Equivalents	64,852	106,348	29,582
Cash and Cash Equivalents at Beginning of Year	185,815	79,467	49,885
Cash and Cash Equivalents at End of Period	$250,667	$185,815	$79,467

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$2,086	$4,180	$7,478

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,904	$2,357	$2,806
Income taxes paid	$38,089	$12,764	$14,014

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year ends on the Saturday closest to the last day in March. Fiscal year 2006 includes 52 weeks, 2005 included 52 weeks and fiscal year 2004 included 53 weeks.

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

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

Revenue Recognition

Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with SAB No. 104, “Revenue Recognition in Financial Statements” which requires that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Multiple element arrangements

When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by the using other objective evidence as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Product Revenues

Product sales consist of the sale of our equipment devices, the related disposables used in these devices and intravenous solutions manufactured for pharmaceutical companies.  On product sales to customers, revenue is recognized when both the title and risk of loss have transferred to the customer as determined by the shipping terms and all post delivery obligations have been achieved to the full satisfaction of the customer. Examples of common post delivery obligations are installation and training. For product sales to distributors, we recognize revenue for both equipment and disposables upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product.

Software Revenues

Software sales consist of the sale of our donor management information technology developed by our subsidiary, 5D. In some cases, as services are essential to the functionality of our software, revenue is recognized in accordance with  SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, which requires that the software license, configuration, training and implementation fees are recognized under the contract method of accounting using labor hours to measure the completion percentage. As the number of hours through completion may change, our revenues and profits are subject to revisions as the contract progresses. We recorded $10.3 million, $4.7 million and $6.6 million of software revenue in fiscal year 2006, 2005, and 2004, respectively.

Service Revenues

Service revenues are recognized ratably over the contractual periods and as the services are provided.

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other income, net on the consolidated statements of income.

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value.

Short Term Investments

As of April 1, 2006 and April 2, 2005, we held no short term investments. As of April 3, 2004,  all our short term  investments, consisted of auction rate debt securities and were categorized as available for sale  under the provisions of  SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 to 35 days. Despite the long-term nature of the stated contractual maturities of these investments, we have the ability to liquidate these securities prior to their stated maturity date. As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments during fiscal year 2005 or 2004. All income generated from these investments was recorded as interest income. Proceeds from these short term investments totaled approximately $88.5 million and $5.5 million during fiscal year 2005 and 2004, respectively.
Allowance for Doubtful Accounts

We establish a specific allowance for customers when it is probable that they will not be able to meet their financial obligation. Customer accounts are reviewed individually on a regular basis and appropriate reserves are established as deemed appropriate. We also maintain a general reserve using a percentage based upon an aging method. We establish percentages for balances not yet due and past due accounts based on past experience.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $75.7 million, $91.0 million, and $87.6 million for 2006, 2005, and 2004, respectively. Accounts receivable balances attributable to this customer accounted for 15.4%, 18.7%, and 22.0% of our consolidated accounts receivable at fiscal year end 2006, 2005, and 2004, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

Certain other markets and industries can expose us to concentrations of credit risk. For example, in our commercial plasma business, we tend to have only a few customers in total but they are large in size. As a result, our accounts receivable extended to any one of these commercial plasma customers can be somewhat significant at any point in time.

Cost Method Investment

We account for our private equity investment in Arryx, Inc. (“Arryx”) in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” using the cost method as we do not exercise significant influence over operating or financial policies of this entity. Each reporting period, we evaluate our investment for impairment if an event or circumstance occurs that is likely to have a significant adverse effect on the fair value of the investment. Examples of such events or circumstances include a significant deterioration in the business prospects of the investee; a significant adverse change in the economic or technological environment of the investee; and a significant doubt about the investee’s ability to continue as a going concern. If there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the cost method investment, the fair value of the investment is not calculated as it is not practicable to do so in accordance with paragraphs 14 and 15 of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. We have determined there are no impairment indicators present during 2006 on our cost method investment with a carrying value of $5.0 million. This investment is classified as other long-term assets in our consolidated balance sheets.

Property, Plant and Equipment

Property, Plant and Equipment is recorded at historical cost. We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

Asset Classification	Estimated Useful Lives
Building	30 Years
Building and leasehold improvements	5-25 Years
Plant equipment and machinery	3-10 Years
Office equipment and information technology	3-8 Years
Haemonetics equipment	2-4 Years

Depreciation expense was $22.9 million, $25.5 million, and $28.3 million for fiscal years 2006, 2005, and 2004, respectively.

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

Haemonetics equipment is comprised of medical devices installed at customer sites. These devices remain our property. Generally the customer has the right to use it for a period of time as long as they meet the conditions we have established, which among other things, generally include one or both of the following:

•                  Purchase and consumption of a certain level of disposable products

•                  Payment of monthly rental fees

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

Accounting for Long-Lived Assets: Goodwill and Other Intangible Assets

Intangible assets acquired in a business combination, including licensed technology, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We amortize our other intangible assets over their useful lives, as applicable.

Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead these assets are reviewed for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform our annual impairment test on January 1st (or the first business day immediately following that date). As we only have one reporting unit, the test is based on a fair value approach, which uses our market capitalization as the basis reduced by the excess of the fair market value of our long-term debt over its carrying value, as identified in our assessment of interest rate risk of the entity as a whole. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for fiscal 2006 or 2005.

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

If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Research and Development Expenses

All research and development costs are expensed as incurred. Research and development expense was $26.5 million for fiscal year 2006, $20.0 million for fiscal year 2005 and $17.4 million for fiscal year 2004.  During fiscal years 2006 and 2005, we recognized impairment charges in research and development expenses of $3.8 million and $1.7 million, respectively,  due to the excess of the carrying value over the fair market value of intangible assets.

Accounting for Shipping and Handling Costs

Shipping and handling costs are included in costs of goods sold with the exception of $5.6 million for fiscal year 2006, $4.9 million for fiscal year 2005, and $5.1 million for fiscal year 2004 that are included in selling, general and administrative expenses.

Income Taxes

The income tax provision is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and a valuation allowance is established with a corresponding additional income tax provision recorded in our consolidated statements of income if their recovery is not considered likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. As of April 1, 2006, a $0.4 million valuation allowance existed on our balance sheet. The total net deferred tax asset as of April 1, 2006 was $12.4 million.

We file income tax returns in all jurisdictions in which we operate. We establish reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management’s assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments are made as events occur that warrant modification.

Foreign Currency

We enter into forward exchange contracts to hedge the probable cash flows from forecasted inter company foreign currency denominated revenues, principally Japanese Yen and Euro. The purpose of our hedging strategy is to lock in foreign exchange rates for twelve months to minimize, for this period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The forward exchange contracts are recorded at fair value and are included in other current assets or other current liabilities on our consolidated balance sheets. The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues on our consolidated statements of income when the underlying hedge transaction effects earning. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.  In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the effective portion of any gain or loss on the related cash flow hedge from other comprehensive income to earnings at that time. The ineffective portion of a derivative’s change in fair value is recognized currently in other income, net on our consolidated statements of income.

Accounting for Stock-Based Compensation

We have adopted the disclosure only provisions for employee stock-based compensation under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and continue to account for employee stock-based compensation using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB Opinion No. 25, no accounting recognition is given to options granted to employees and directors at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. Had compensation costs under our stock-based compensation plans been determined based on the fair value model of SFAS No. 123, as amended by SFAS No.148, the effect on our earnings per share would have been as follows:

	April 1, 2006	April 2, 2005	April 3, 2004
	(in thousands, except per share amounts)
Net income (as reported):	$69,076	$39,639	$29,320

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(5,974)	(5,852)	(5,602)
Pro Forma Net Income:	$63,102	$33,787	$23,718

Earnings per share:

Basic
As Reported	$2.61	$1.55	$1.20
Pro forma	$2.38	$1.32	$0.97

Diluted
As Reported	$2.51	$1.52	$1.19
Pro forma	$2.29	$1.29	$0.96

For purposes of the pro forma disclosure, any compensation cost on fixed awards with pro rata vesting is recognized on a straight-line basis over the award’s vesting period and the fair value of each option is estimated on the date of grant using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	April 1, 2006	April 2, 2005	April 3, 2004
Volatility	31.3%	31.7%	29.0%
Risk-Free Interest Rate	4.1%	4.2%	3.6%
Expected Life of Options	5 yrs.	7 yrs.	7 yrs.

The weighted average grant date fair value of options granted during 2006, 2005, and 2004 was approximately $14.82, $11.41, and $8.81, respectively.

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	April 1, 2006	April 2, 2005	April 3, 2004
Volatility	22.4%	36.5%	32.5%
Risk-Free Interest Rate	4.0%	1.7%	1.3%
Expected Life of Options	6 mos.	6 mos.	6 mos.

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was $9.97, $7.15, and $4.95 in fiscal year 2006, 2005, and 2004, respectively.

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No.  154, “Accounting Changes and Error Corrections”, (“SFAS No. 154”) to replace APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 applies to the reporting of voluntary changes in accounting principles. APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in the current period in which the change is made. SFAS No. 154 requires that the effect of the change be reported retrospectively to prior periods unless it is impracticable to determine 1) the period by period effect of the change and/or 2) the cumulative effect of the change. When it is impracticable to determine the period by period effect of the change, the Statement requires that the effect of the change be applied to the balances of assets and liabilities in the earliest period for which retrospective application is practical and the offset be made to retained earnings or other appropriate equity account. In the case where it is impracticable to determine the cumulative effect of applying a change, the Statement requires that the new accounting principle be applied prospectively from the earliest practicable date. This statement is effective for our fiscal year 2007.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No.123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. The disclosure only approach permitted by SFAS No. 123 and elected by us, is no longer an alternative effective for our fiscal year 2007 beginning on April 2, 2006. Alternative phase-in methods are allowed under Statement No. 123(R). The Company adopted Statement No. 123(R) on its effective date of April 2, 2006 using the “modified-prospective method.” Under this method, compensation cost is recognized (a) based on the requirements of Statement No. 123(R) for all share-based payments granted on or after April 2, 2006 and (b) based on the requirements of Statement No. 123 for all unvested awards that were granted to employees prior to January 1, 2006. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a negative impact on our results of operations, although it will have no material impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities, lives and service periods, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 and net income and net income per share would have been reported at the amounts reported in the Accounting for Stock Based Compensation disclosure.

3.   OTHER INTANGIBLE ASSET ACQUISITIONS AND DISPOSITIONS

Other Technology

During the third quarter of fiscal year 2006, we amended our license arrangement with a private company to expand our exclusive, world wide field of use from the use of their technology in blood processing applications to the use of their technology in all healthcare applications. We paid $3.0 million for the expanded field of use. The license is classified as “Other Technology” in the table below and is assigned an estimated useful life of 10 years.

In connection with the development of our next generation Donor apheresis platform, the Company capitalized $2.0 million in software development costs. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. We will begin to amortize these costs in our fiscal year 2009 when the device is released for sale.

Customer contracts and related relationships

With the victory of our arbitration claim against Baxter International during the third quarter of fiscal 2006, we retired an intangible customer relationship asset that was satisfied in full as a result of the award. Total cost of this retired asset was $2.9 million and accumulated amortization was $0.9 million, for a net carrying value of $2.0 million prior to retirement.

4.   PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposable products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	April 1, 2006	April 2, 2005
Warranty accrual as of the beginning of the period	$703	$677
Warranty Provision	1,909	1,899
Warranty Spending	(1,936)	(1,873)
Warranty accrual as of the end of the period	$676	$703

5.   INVENTORIES, NET

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

Inventories consist of the following:

	April 1, 2006	April 2, 2005
	(in thousands)
Raw materials	$14,683	$12,388
Work-in-process	5,528	6,067
Finished goods	34,360	34,633
	$54,571	$53,088

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal year 2006, 2005, and 2004 are as follows (in thousands):

Carrying amount as of April 3, 2004	$17,242
Earn-out payment	1,020
Effect of change in rates used for translation	(69)
Carrying amount as of April 2, 2005	18,193
Earn-out payment	1,020
Effect of change in rates used for translation	(730)
Carrying amount as of April 1, 2006	$18,483

Other Intangible Assets

Other intangible assets include the value assigned to license rights and other technology, patents, customer contracts and relationships, software technology, and a trade name. The estimated useful lives for all of these intangible assets, excluding the trade name as it is considered to have an indefinite life, are 6 to 20 years. During fiscal year 2006, we recognized an impairment charge in research and development expenses of $3.8 million related to the excess of the carrying value over the fair market value of an intangible asset, related to platelet pathogen reduction technology. Fair market value was determined based on discounted cash flows analysis. The carrying value of the other technology was reduced to zero. The impairment was triggered by near term plans by most of the European market to adopt an alternate technology, bacterial detection. However, we will continue our development work related to platelet collection technology for the pathogen reduction market that may materialize longer term.

Aggregate amortization expense for amortized other intangible assets for fiscal year 2006 is $6.1 million. Additionally, expected future amortization expenses on other intangible assets approximates $2.4 million per year for fiscal years 2007 through 2008, and $2.3 million per year for fiscal years 2009 through 2011.

As of April 1, 2006

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles
Patents	$10,389	$3,198	13
Other technology	17,369	8,349	14
Customer contracts and related relationships	9,130	2,900	14
Subtotal	36,888	14,447	14
Indefinite Life Intangibles Trade name	503	n/a	Indefinite
Total Intangibles	$37,391	$14,447

As of April 2, 2005

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)

Amortized Intangibles
Patents	$10,389	$2,321	14
Other technology	12,358	4,020	15
Customer contracts and related relationships	11,909	2,986	15
Subtotal	34,656	9,327	15
Indefinite Life Intangibles Trade name	498	n/a	Indefinite
Total Intangibles	$35,154	$9,327

As certain intangible assets are owned by our international subsidiaries, the net carrying value of our intangible assets from April 2, 2005 to April 1, 2006 is also impacted by changes in foreign currency rates.

7. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

	April 1, 2006	April 2, 2005
	(in thousands)
Real estate mortgage	$7,803	$8,299
Senior notes	11,429	17,143
Haemonetics Japan Co. Ltd.	19,921	20,401
	39,153	45,843
Less — Current portion	26,176	26,612
	$12,977	$19,231

Real Estate Mortgage Agreement

In December 2000 we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S. with a collective carrying value of approximately $7.4 million and $8.3 million as of April 1, 2006 and April 2, 2005, respectively. There are no financial covenants in the terms and conditions of this agreement.

Senior Notes

We have $11.4 million of 7.05% Senior Notes due in 2007 (the “Senior Notes”). We are required to make annual principal payments of $5.7 million through our 2008 fiscal year.

Interest on the Senior Notes is computed on the basis of a 360-day year of twelve 30-day months on the unpaid balance at the rate of 7.05% per annum, payable semiannually, on April 15 and October 15 each year. The Senior Notes contain affirmative and negative covenants and restrictions including but not limited to minimum stockholders’ equity and ratio requirements of consolidated funded indebtedness to consolidated total capitalization and priority indebtedness to consolidated stockholders equity.

Haemonetics Japan Co. Ltd.

At April 1, 2006, Haemonetics Japan Co. Ltd. had 2.3 billion Japanese Yen, equivalent to U.S. $19.9 million, in unsecured debt outstanding. All of this debt is short term, maturing in less than 12 months.

The weighted average short-term rates for U.S. and non-U.S. borrowings were 1.99%, 1.88%, and 1.76% as of April 1, 2006, April 2, 2005, and April 3, 2004, respectively.

As of April 1, 2006, notes payable and long-term debts mature as follows:

Fiscal Year Ending	(in thousands)
2007	$26,176
2008	6,301
2009	638
2010	694
2011	755
2012 and thereafter	4,589
$39,153

8. INCOME TAXES

Domestic and foreign income before provision for income tax is as follows:

	Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
	(in thousands)
Domestic	$94,221	$47,092	$29,685
Foreign	12,661	12,749	16,127
Total	$106,882	$59,841	$45,812

The income tax provision contains the following components:

	Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
	(in thousands)
Current
Federal	$32,165	$9,875	$8,459
State	2,569	1,663	946
Foreign	3,362	5,258	5,749
Total current	38,096	16,796	15,154
Deferred
Federal	(2,177)	4,912	1,172
State	745	(420)	(33)
Foreign	1,142	(1,086)	199
Total deferred	(290)	3,406	1,338
Total tax expense	$37,806	$20,202	$16,492

Included in the federal income tax provisions for fiscal years 2006, 2005, and 2004 are approximately $0.7 million, $1.1 million, and $0.6 million, respectively, provided on foreign source income of approximately $1.9 million, $3.1 million, and $1.7 million for fiscal year 2006, 2005, and 2004, respectively, for taxes which are payable in the United States.

Tax effected, significant temporary differences comprising the net deferred tax asset (liability) are as follows:

	Years Ended
	1-Apr-06	2-Apr-05
	(in thousands)
Depreciation	$(1,618)	$(2,373)
Amortization	(908)	(2,639)
Inventory	8,317	7,829
Hedging	(1,597)	510
Accruals and reserves	3,516	4,405
Net operating loss carryforward	3,320	4,280
Tax credit carryforward, net	1,741	2,253
Gross Deferred Taxes	12,771	14,265
Less valuation allowance	(378)	(378)
Net deferred taxes	$12,393	$13,887

At April 1, 2006, we have approximately $9.5 million in U.S. acquisition related net operating loss carryforwards subject to separate limitations that will expire beginning in 2019. We have $2.3 million in gross federal and state tax credits available to offset future tax. The federal credits are subject to separate limitations that begin to expire in 2008.

We file income tax returns in all jurisdictions in which we operate. We established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management’s assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

We do not provide U.S. taxes on our foreign subsidiaries’ undistributed earnings, which totaled $58.7 million on April 1, 2006, as they are deemed to be permanently reinvested outside the U.S. Non-US income taxes are, however, provided on these foreign subsidiaries’ undistributed earnings. Upon repatriation, we provide the appropriate U.S. income taxes on these earnings.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction from income for qualified domestic production activities that will be phased in beginning in 2006 and fully implemented in 2010. The AJCA also provides a two-year phase-out for the existing extra-territorial income exclusion on foreign sales. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” We have incorporated this benefit in our consolidated financial statements.

The AJCA also provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction, provided certain criteria are met. Management has no plans at this time to repatriate such earnings. Accordingly, we have not changed our intention to permanently reinvest our foreign subsidiaries’ accumulated earnings.

The income tax provision from operations differs from tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

	April 1, 2006		April 2, 2005		April 3, 2004
	(in thousands)
Tax at federal statutory rate	$37,409	35.0%	$20,944	35.0%	$16,034	35.0%
Extraterritorial Income Exclusion and Domestic Manufacturing Deduction	$(936)	-0.9%	$(1,198)	-2.0%	$(659)	-1.4%
Difference between US and foreign tax	$397	0.4%	$246	0.4%	$574	1.2%
State income taxes net of federal benefit	$2,065	1.9%	$668	1.1%	$593	1.3%
Tax exempt interest	$(1,413)	-1.3%	$(594)	-1.0%	—	—
Other, net	$284	0.3%	$136	0.3%	($50)	-0.1%
Reported income tax provision	$37,806	35.4%	$20,202	33.8%	$16,492	36.0%

9. COMMITMENTS AND CONTINGENCIES

We lease facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.

Approximate future basic rental commitments under operating leases as of April 1, 2006 are as follows:

Fiscal Year Ending	(in thousands)
2007	$6,266
2008	3,089
2009	1,307
2010	776
2011	669
Thereafter	483
$12,590

Rent expense in fiscal year 2006, 2005, and 2004 was $6.6 million, $6.8 million, and $4.9 million, respectively.

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position and results of operations.

On January 21, 2004 we filed a claim for binding arbitration against Baxter International, Inc. (“Baxter”), seeking an arbitration award to compel Baxter to honor its obligations to Haemonetics in the contracts it assumed, or to pay us damages. Provisions in our supply contracts signed with Alpha Therapeutics Corporation (“Alpha”) include protections in case of a change in ownership. In particular, the contracts required that if Alpha were sold, the buyer must assume the obligations of the contracts.

On October 6, 2005 the independent arbitration panel entered their final award in our claim for binding arbitration against Baxter. On October 13, 2005 we received $30.8 million from Baxter in full satisfaction of this award including damages, reimbursement of attorneys’ fees and costs, and statutory interest since the time of the arbitration panel’s initial award on May 20, 2005.

Certain of the award proceeds relate to the repayment of a lease receivable, with a carrying amount of $0.7 million, and the write-off of an intangible asset, with a carrying amount of $2.0 million, related to a supply contract that has been fully satisfied with this award. After repayment and write-off of these assets, the award increased pre-tax income by $28.1 million, including a reduction in selling, general and administration expenses of $0.4 million for attorneys’ fees incurred during the current year, $26.4 million of arbitration award income (representing the operating income component of the damages), and $1.3 million of interest income, representing the receipt of statutory interest on the arbitration award since the time of the arbitration panels’ initial award on May 20, 2005 through the receipt of the award proceeds on October 13, 2005.

As a result of our fiscal year 2005 license arrangement for blood processing technology, our fiscal year 2002 acquisition of 5D, and our fiscal year 2002 agreement with Baxter related to pathogen reduction technology, we are contingently obligated to make certain payments. The fiscal year 2005 license arrangement involves certain potential payments of up to $12.4 million if the technology reaches certain performance milestones. In addition, if the specified deliverables are completed, the agreement calls for minimum royalty payments for future commercial sales of products that incorporate this technology. The 5D acquisition involves certain potential payments of up to $4.1 million (of which $3.1 million has already been paid). Therefore our current potential obligation is $1.0 million should sales of the 5D software products exceed certain cumulative levels prior to the end of fiscal year 2008. The pathogen reduction agreement calls for us to make total potential payments of up to $14.5 million (of which $3.8 million has already been paid) as and if regulatory approvals are received in various markets.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short term maturities. The carrying value and estimated fair values of our other significant financial instruments are as follows:

	April 1, 2006		April 2, 2005
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Foreign exchange contracts	3,376	3,376	—	—
	3,376	3,376	—	—
Liabilities
Long-term debt	12,977	14,008	19,231	20,866
Foreign exchange contracts	—	—	311	311
	12,977	14,008	19,542	21,177

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

11. CAPITAL STOCK

Treasury Stock

On July 1, 2004, the Massachusetts Business Corporation Act (the “MBCA”) became effective and eliminated the concept of treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized but unissued shares. As a result, at April 2, 2005, all of our shares in treasury were automatically retired reducing the number of common shares issued and outstanding. The value previously attributed to treasury shares was charged to additional paid-in capital and retained earnings. The amount allocated to additional paid-in-capital (“APIC”) was calculated as of April 2, 2005 based upon the average per share value of APIC (determined using the then number of shares outstanding) multiplied by the number of shares in treasury.  The residual value was charged to retained earnings.

Stock Plans

The Company has an incentive compensation plan, (the “2005 Incentive Compensation Plan”). The 2005 Incentive Compensation Plan permits the award of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of two or more independent members of our Board of Directors. The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 3,100,000. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one (1) share for every one (1) share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 2.1 shares for every one (1) share granted. The exercise price for the nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such option price be less than the fair market value of the common stock at the time the grant. Options become exercisable in a manner determined by the Committee, generally over a four year period for employees and immediately at time of grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. At April 1, 2006, there were 895,192 options outstanding under this plan and 2,204,808 shares available for future grant.

The Company had a long-term incentive stock option plan, (the “2000 Long-term Incentive Plan”) under which a maximum of 3,500,000 shares of our common stock may have been  issued pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. At April 1, 2006, there were 2,197,368 options outstanding under this plan and no further options will be granted under this plan.

The Company had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees, consultants and advisors. At April 1, 2006, there were 616,698 options outstanding related to these plans. No further options will be granted under these plans.

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) under which a maximum of 375,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of our full-time employees are eligible to participate in the Purchase Plan.

The Purchase Plan provides for two “purchase periods” within each of our fiscal years, the first commencing on November 1 of each year and continuing through April 30 of the next calendar year, and the second commencing on May 1 of each year and continuing through October 31 of such year. Shares are purchased through an accumulation of payroll deductions (of not less than 2% nor more than 15% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee’s account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

During fiscal year 2006, there were 47,700 shares purchased at prices ranging from $27.20 to $35.88 per share under the Purchase Plan. During fiscal year 2005, there were 42,381 shares purchased at prices ranging from $19.60 to $24.00 per share under the Purchase Plan. During fiscal year 2004, there were 57,807 shares purchased at prices ranging from $14.86 to $15.07 per share under the Purchase Plan.

A summary of stock option activity for the three years ended April 1, 2006 is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at March 29, 2003	4,755,178	$24.14
Granted	766,000	$22.59
Exercised	(983,061)	$17.46
Terminated	(550,422)	$27.71
Outstanding at April 3, 2004	3,987,695	$25.00
Granted	651,400	$26.84
Exercised	(1,055,466)	$23.93
Terminated	(117,800)	$28.72
Outstanding at April 2, 2005	3,465,829	$25.54
Granted	937,692	$42.23
Exercised	(604,036)	$25.02
Terminated	(90,227)	$30.96
Outstanding at April 1, 2006	3,709,258	$29.71
Exercisable at April 3, 2004	2,576,042	$23.61
Exercisable at April 2, 2005	2,107,683	$24.58
Exercisable at April 1, 2006	2,158,003	$26.12

The following table summarizes information about stock options outstanding at April 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at April 1, 2006	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 1, 2006	Weighted Average Exercise Price
$15.16-$18.97	375,334	2.58	$16.51	375,334	$16.51
$19.41-$21.91	437,209	7.09	$21.69	309,709	$21.69
$22.27-$22.91	425,655	5.64	$22.66	374,405	$22.66
$23.78-$24.24	72,000	7.04	$24.13	44,500	$24.06
$26.11-$26.11	476,775	8.09	$26.11	126,562	$26.11
$27.12-$31.06	243,099	6.42	$29.83	207,724	$29.81
$31.66-$31.66	408,894	6.08	$31.66	290,794	$31.66
$32.01-$38.27	352,100	5.27	$33.27	338,975	$33.12
$41.15-$41.15	739,842	6.32	$41.15	40,000	$41.15
$42.12-$51.25	178,350	6.97	$46.80	50,000	$46.35
Total	3,709,258	6.11	$29.71	2,158,003	$26.12

12.   EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by SFAS No. 128, “Earnings Per Share,” (“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares.

	Years Ended
	April 1, 2006	April 2, 2005	April 3, 2004
	(Dollars and shares in thousands except per share amounts)
Basic EPS
Net income	$69,076	$39,639	$29,320
Weighted average shares	26,478	25,523	24,435
Basic income per share	$2.61	$1.55	$1.20
Diluted EPS
Net income	$69,076	$39,639	$29,320
Basic weighted average shares	26,478	25,523	24,435
Dilutive effect of stock options	996	622	260
Diluted weighted average shares	27,474	26,145	24,695
Diluted income per share	$2.51	$1.52	$1.19

During 2006, 2005, and 2004 approximately 0.04 million, 0.5 million, and 2.7 million potentially dilutive common shares, respectively, were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares.

13.   COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. For us, all other non-owner changes are primarily foreign currency translation; the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

The reconciliation of the components of accumulated other comprehensive loss is as follows:

(in thousands):	Foreign Currency Translation	Unrealized (loss) gain on derivatives (net of tax)	Minimum pension liability (net of tax)	Total
Balance as of April 3, 2004	$(1,720)	$(4,426)	$(389)	$(6,535)
Changes during the year	$1,939	$3,768	$129	$5,836
Balance as of April 2, 2005	$219	$(658)	($260)	$(699)
Changes during the year	$(5,346)	$2,951	$260	$(2,135)
Balance as of April 1, 2006	$(5,127)	$2,293	$0	$(2,834)

A summary of the components of other comprehensive income is as follows:

	Years Ended
(In thousands)	April 1, 2006	April 2, 2005	April 3, 2004
Net income	$69,076	$39,639	$29,320
Other comprehensive income:
Foreign currency translation	(5,346)	1,939	8,934
Unrealized loss on cash flow hedges, net of tax	5,225	(80)	(8,973)
Reclassifications into earnings of cash flow hedge losses, net of tax	(2,274)	3,848	6,955
Minimum pension liabilities adjustment, net of tax	260	129	35
Total comprehensive income	$66,941	$45,475	$36,271

14.   RETIREMENT PLANS

Defined Contribution Plans

We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $1.9 million in 2006, $1.9 million in 2005, and $1.8 million in 2004. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal year 2006, 2005, or 2004.

One of our subsidiaries also has a defined contribution plan. Both the employee and the employer make contributions to the plan. The employer contributions to this plan were $0.3m million, $0.4 million, and $0.5 million in fiscal year 2006, 2005, and 2004, respectively.

Defined Benefit Plans

Two of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	April 1, 2006	April 2, 2005	April 3, 2004
	(in thousands)
Service cost	$765	$580	$496
Interest cost on benefit obligation	$180	$157	$129
Expected return on plan assets	$(64)	$(143)	$(197)
Recognized net actuarial loss	—	$85	$176
Settlements	$0	$0	$23
Amortization of unrecognized prior service cost	$192	($37)	($35)
Amortization of unrecognized gain	$38	$47	$53
Amortization of unrecognized initial obligation	$22	$23	$22
Totals	$1,133	$712	$667

The activity under those defined benefit plans are as follows:

	April 1, 2006	April 2, 2005	April 3, 2004

Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(6,288)	$(5,576)	$(4,087)
Service cost	(765)	(580)	(496)
Interest cost	(180)	(157)	(129)
Benefits paid	308	244	64
Actuarial loss	(259)	(319)	(261)
Effect of special termination benefits	—	116	—
Currency translation	520	(16)	(667)
Benefit obligation, end of year	$(6,664)	$(6,288)	$(5,576)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$3,355	$3,001	$2,017
Company contributions	529	518	467
Benefits paid	(284)	(220)	(41)
Gain on plan assets	800	143	197
Currency translation	(334)	(87)	361
Fair value of Plan Assets, end of year	$4,066	$3,355	$3,001

Funded Status	$(2,177)	$(2,933)	$(2,575)
Unrecognized net actuarial (gain) loss	(175)	661	905
Unrecognized initial obligation	226	271	303
Unrecognized prior service cost	(229)	(288)	(335)
Net amount recognized	$(2,355)	$(2,289)	$(1,702)

Amounts recognized on the balance sheet:
Prepaid pension asset	$331	$414	$304
Accrued pension liability	(2,686)	(3,221)	(2,772)
Accumulated other comprehensive items pre-tax	—	518	766
Net amount recognized	$(2,355)	$(2,289)	$(1,702)

One of the benefit plans is funded through assets of the Company. Accordingly that plan has no assets included in the information presented above. The assets of the other plan were greater than the accumulated benefit obligation in fiscal year 2006, but less than the accumulated benefit obligation in fiscal years 2005 and 2004, respectively.

The weighted average rates used to determine the net periodic benefit costs were as follows:

	April 1, 2006	April 2, 2005	April 3, 2004
Discount rate	3.1%	2.9%	2.8%
Rate of increased salary levels	1.8%	1.9%	1.7%
Expected long-term rate of return on assets	2.0%	2.0%	2.0%

We have no other material obligation for post-retirement or post-employment benefits.

15. TRANSACTIONS WITH RELATED PARTIES

We issue loans to employees for relocation costs and other personal purposes. The amount of these loans, which is included in other assets, amounted to approximately $0.1 million, $0.2 million, and $0.3 million in fiscal year 2006, 2005, and 2004, respectively. These loans are payable within five years. Certain loans are interest bearing, and interest income is recorded on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The outstanding loan balance is amortized as a charge to operating expense as such amounts are forgiven.

Additionally, we have made three $1.0 million earn-out payments to 6 Encore Inc. (formerly Fifth Dimension Information Systems, Inc.), in accordance with the Asset Purchase Agreement, dated December 12, 2001, as amended, in which Haemonetics Enterprises, Inc. and Haemonetics Canada Ltd. purchased the assets of Fifth Dimension Information Systems, Inc. The President and principal shareholder of 6 Encore Inc. is Brad Lazaruik, former Haemonetics Vice President, (President, 5D division). The payments were made during fiscal year 2006, 2005 and 2004 respectively. There remains one possible future payment to be made to 6 Encore Inc. of $1.0 million if sales of certain software products exceed certain cumulative levels prior to the end of fiscal year 2008.

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

Donor

The blood bank products include machines, single use disposables and solutions that perform “apheresis,” (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma), as well as the washing of red blood cells for certain procedures. In addition, the blood bank product line includes solutions used in non-apheresis applications. The main devices used for these blood component therapies are the MCS®+ mobile collection system and the ACP® 215 automated cell processing system.

Red cell products include machines and single use disposables and solutions that perform apheresis for the collection of red blood cells. Devices used for the collection of red blood cells are the MCS®+ 8150 mobile collection systems.

Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The devices used in automated plasma collection are the PCS®2 plasma collection system and the Superlite™.

Patient

Surgical products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Surgical blood salvage is a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient. The devices used in the surgical area are the OrthoPAT®, Cell Saver® and cardioPAT autologous blood recovery systems.

Other

Other revenue includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, 5D. 5D provides software support and collection and data management systems to principally plasma collectors and the US Department of Defense.

Revenues from External Customers:

	Years ended (in thousands)
	April 1, 2006	April 2, 2005	April 3, 2004
Disposable Revenues by Product Family
Donor:
Blood Bank	$132,407	$130,427	$112,209
Red Cell	$37,830	$28,676	$22,321
Plasma	$109,100	$97,250	$114,346
	$279,337	$256,353	$248,876
Patient:
Surgical	$87,454	$86,377	$76,664

Disposables revenue	$366,791	$342,730	$325,540

Equipment	$25,759	$20,695	$16,687
Misc & Service	$27,183	$20,173	$22,002

Total revenues from external
customers	$419,733	$383,598	$364,229

Geographic Segmentation
Years ended (in thousands)

April 1, 2006

United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Germany	France	United Kingdom	Italy	Austria	Other Europe	Total Europe	Total Consolidated
Sales	$161,679	$4,582	$166,261	$100,214	$31,016	$131,230	$32,456	$24,377	$5,605	$17,084	$8,921	$33,799	$122,242	$419,733
Total Assets	$419,895	$5,005	$424,900	$40,142	$10,240	$50,382	$13,981	$8,054	$21,051	$13,186	$3,801	$11,188	$71,261	$546,543
Long-Lived Assets	$90,350	$3,632	$93,982	$12,995	$731	$13,726	$4,204	$1,008	$9,998	$2,584	$744	$1,893	$20,431	$128,139

April 2, 2005

United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Germany	France	United Kingdom	Italy	Austria	Other Europe	Total Europe	Total Consolidated
Sales	$131,632	$3,275	$134,907	$104,963	$28,489	$133,452	$32,318	$23,512	$5,351	$16,423	$8,882	$28,753	$115,239	$383,598
Total Assets	$326,127	$3,463	$329,590	$43,014	$8,500	$51,514	$15,130	$10,401	$19,376	$21,529	$2,940	$17,277	$86,653	$467,757
Long-Lived Assets	$76,578	$3,163	$79,741	$15,623	$2,457	$18,080	$4,830	$1,181	$9,224	$3,112	$720	$7,257	$26,325	$124,146

April 3, 2004

United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Germany	France	United Kingdom	Italy	Austria	Other Europe	Total Europe	Total Consolidated
Sales	$126,872	$3,271	$130,143	$99,626	$27,129	$126,755	$33,489	$20,666	$3,556	$13,936	$8,332	$27,352	$107,331	$364,229
Total Assets	$269,743	$3,354	$273,097	$48,314	$8,363	$56,677	$13,698	$11,401	$20,761	$19,577	$2,821	$9,361	$77,620	$407,394
Long-Lived Assets	$82,728	$3,050	$85,778	$18,316	$2,294	$20,610	$5,209	$1,509	$6,878	$2,380	$882	$2,698	$19,557	$125,945

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

A summary of activity follows (in thousands):

Balance as of March 29, 2003	$—
Total charges	2,690
Severance and related costs paid	2,690
Balance as of April 3, 2004	$—

18. SUMMARY OF QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter*	Fourth Quarter
Fiscal year ended April 1, 2006:
Net revenues	$103,173	$100,488	$105,677	$110,395
Gross profit	$54,524	$51,765	$55,669	$58,577
Operating income	$18,495	$15,379	$41,306	$23,838
Net income	$12,884	$10,945	$28,089	$17,158
Share data:
Net Income:
Basic	$0.49	$0.42	$1.06	$0.64
Diluted	$0.47	$0.40	$1.02	$0.62
Fiscal year ended April 2, 2005:
Net revenues	$94,602	$90,923	$98,098	$99,975
Gross profit	$47,100	$45,549	$51,781	$53,446
Operating income	$14,962	$13,911	$15,300	$15,670
Net income	$9,820	$8,874	$11,007	$9,938
Share data:
Net Income:
Basic	$0.39	$0.35	$0.43	$0.38
Diluted	$0.38	$0.34	$0.42	$0.37

* The third quarter of fiscal year 2006 includes the impact of our Arbitration award.

19. SUBSEQUENT EVENT (Unaudited)

On June 6, 2006, we entered into a definitive agreement to acquire the outstanding shares of Arryx that we do not already own for $26 million in cash. We plan to account for the acquisition as a business combination. We expect the purchase price premium to be allocated to completed technology and in-process research and development.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation as of April 1, 2006 and April 2, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation at April 1, 2006 and April 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Haemonetics Corporation’s internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 2, 2006

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

B) Reports on Internal Control

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 1, 2006. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of April 1, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of its internal control over financial reporting as of April 1, 2006 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Haemonetics Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Haemonetics Corporation maintained effective internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haemonetics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Haemonetics Corporation maintained effective internal control over financial reporting as of April 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Haemonetics Corporation maintained, in all material respects, effective internal control over financial reporting as of April 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation as of April 1, 2006 and April 2, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended April 1, 2006 of Haemonetics Corporation and our report dated June 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
June 2, 2006

C) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

NONE.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1.                  The information concerning our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held August 9, 2006.

2.                  The information concerning our Executive Officers is set forth at the end of Part I hereof.

3.                  The balance of the information required by this item including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 401 of S-K is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held August 9, 2006. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://www.haemonetics.com/site/content/investor/investor.asp and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.

We intend to disclose any amendment to, or waiver from, a provision of its code of ethics that applies to our chief executive officer, chief financial officer and senior financial officers and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on our website.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference in our Proxy Statement for the Annual Meeting to be held. August 9, 2006.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held August 9, 2006.

Stock Plans

The following table below sets forth information as of April 1, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in columns(a))*
Plan Category
Equity Compensation Plans approved by security holders	3,709,258	$29.71	2,319,659
Equity compensation plans not approved by security holders
Total	3,709,258	$29.71	2,319,659

*                    Includes 114,851 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference in our Proxy Statement for the Annual Meeting to be held August 9, 2006.

PART IV

ITEM 15.             EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

A)           Financial Statements are included in Part II of this report

All other schedules have been omitted because they are not applicable or not required.

B)           Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 69, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ BRAD NUTTER
Brad Nutter, President
and Chief Executive Officer

Date: June 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD A. MATRICARIA	Chairman of the Board	June 2, 2006
Ronald A. Matricaria

/s/ BRAD NUTTER	President and Chief Executive Officer, Director	June 2, 2006
Brad Nutter	(Principal Executive Officer)

/s/ RONALD J. RYAN	Vice President and Chief Financial Officer,	June 2, 2006
Ronald J. Ryan	(Principal Financial Officer)

/s/ SUSAN M. HANLON	Vice President Planning and Control	June 2, 2006
Susan M. Hanlon	(Principal Accounting Officer)

/s/ LAWRENCE C. BEST	Director	June 2, 2006
Lawrence C. Best

/s/ SUSAN BARTLETT FOOTE	Director	June 2, 2006
Susan Bartlett Foote

/s/ RONALD G. GELBMAN	Director	June 2, 2006
Ronald G. Gelbman

/s/ PEDRO GRANADILLO	Director	June 2, 2006
Pedro Granadillo

/s/ MARK KROLL, PH.D.	Director	June 2, 2006
Mark Kroll

/s/ RICHARD MEELIA	Director	June 2, 2006
Richard Meelia

/s/ RONALD MERRIMAN	Director	June 2, 2006
Ronald Merriman

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
Number and Description of Exhibit

1. Articles of Organization

3A*

Articles of Organization of the Company effective August 29, 1985, as amended December 12, 1985 and May 21, 1987 (filed as Exhibit 3A to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).

3B*	Form of Restated Articles of Organization of the Company (filed as Exhibit 3B to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).

3C*

Articles of Amendment to the Articles of Organization of the Company filed May 8, 1991 with the Secretary of the Commonwealth of Massachusetts (filed as Exhibit 3E to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).

3D*	By-Laws of the Company, as amended March 31, 2005(filed as Exhibit 10.1 to the Company’s Form 8-K No. 1-10730 dated April 6, 2005 and incorporated herein by reference).

2. Instruments defining the rights of security holders

4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).

3. Material Contracts

10A*	The 1990 Stock Option Plan, as amended (filed as Exhibit 4A to the Company’s Form S-8 No. 33-42006 and incorporated herein by reference).

10B*	Form of Option Agreements for Incentive and Non-qualified Options (filed as Exhibit 10B to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).

10C*

Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).

10D*

Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).

10E*

Amendment No. 1 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the child care facility (filed as Exhibit 10N to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).

10F*

Amendment No. 2 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company (filed as Exhibit 10S to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

10G*

Real Estate purchase agreement dated May 1, 1994 between 3M UK Holding PLC and the Company (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

10H*	1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

10I*

Purchase agreement dated October 1, 1994 between Kuraray Co. and the Company (filed as Exhibit 10AC to the Company’s Form 10-K No. 1-10730 for the year ended April 1, 1995 and incorporated herein by reference).

10J*

First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).

10K*

Amendment, dated April 18, 1997 to the 1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).

10L*

Note Purchase agreement whereby Haemonetics Corporation authorized sale of $40,000,000, 7.05% Senior Notes due October 15, 2007 (filed as Exhibit 10A to the Company’s Form 10-Q No. 1-10730 for the quarter ended September 27, 1997 and incorporated herein by reference).

10M*	1998 Employee Stock Purchase Plan (filed as Exhibit 10Z to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).

10N*	1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).

10O*

Lease, dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts (filed as Exhibit 10AB to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).

10P*

Agreement and Plan of Merger dated September 4, 2000 between Haemonetics Corporation and Transfusion Technologies Corporation (filed as Exhibit 2.1 to the Company’s Form 8-K No. 1-14041 dated September 29, 2000 and incorporated herein by reference).

10Q*

Amendment dated September 29, 2000 to the 7.05% Senior Notes (filed as Exhibit 10A to the Company’s Form 10-Q No. 1-10730 for the quarter ended September 30, 2000 and incorporated herein by reference).

10R*	Haemonetics Corporation 2000 Long-term Incentive Plan (filed as Exhibit 10A to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).

10S*

Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).

10T*

Amendment No. 3 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company, dated April 1, 1997 (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).

10U*

Amendment No. 4 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership, as assigned to Trinet Essential Facilities XXIX, Inc., effective June 18, 1998, and the Company, dated February 25, 2002. (filed as Exhibit 10AB to the Company’s Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).

10V*	Employment Agreement between the Company and Ronald J. Ryan. (filed as Exhibit 10.2 to the Company’s Form 10-Q No. 1-10730 for the quarter ended June 29, 2002and incorporated herein by reference).

10W*

Employment agreement between Brad Nutter and Haemonetics Corporation. (filed as Exhibit 10AE to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10X*

First Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts. (filed as Exhibit 10AF to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10Y*

Second Amendment to lease dated July 17, 1990 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania.(filed as Exhibit 10AG to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10Z*

Form of Option Agreements for Non-Qualified stock options for the 1992 Long-Term Incentive Plan for Employees. (filed as Exhibit 10AH to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10AA*

Form of Option Agreements for Non-Qualified stock options for the 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AI to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10AB*

Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees. (filed as Exhibit 10AJto the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10AC*

Form of Option Agreements for Non-Qualified stock options for the 2000 Long- Term Incentive Plan for Non-Employee Directors. (filed as Exhibit 10AK to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10AD*	Employment Agreement between the Company and Robert Ebbeling. (filed as Exhibit 10AL to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003.)

10AE*	Employment agreement between the Company and Peter Allen (filed as Exhibit 10.1 to the Company’s Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

10AF*

Employment agreement between the Company and Brian Concannon (filed as Exhibit 10.2 to the Company’s Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

10AG*	Employment agreement between the Company and Alicia Lopez (filed as Exhibit 10.3 to the Company’s Form 10-Q No 1-10730 for the quarter ended September 27, 2003 and incorporated herein by reference).

10AH*

Second Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts(filed as Exhibit 10AM to the Company’s Form 10-K No 1-10730 for the year ended April 3, 2004 and incorporated herein by reference).

10AI*

Third Amendment of lease dated July 29, 1997 between New Avon Limited Partnership and the Company for the property in Avon, Massachusetts (filed as Exhibit 10AN to the Company’s Form 10-K No 1-10730 for the year ended April 3, 2004 and incorporated herein by reference).

10AJ*

Summary of the Employment Agreement between Haemonetics Corporation and Dr. Ulrich Exckert (filed as Exhibit 10AO to the Company’s Form 10-K No 1-10730 for the year ended April 3, 2004 and incorporated herein by reference).

10AK*	Amendment dated April 22, 2005 to the 7.05% Senior Notes (filed as Exhibit 10AK to the Company’s Form 10-K No 1-10730 for the year ended April 2, 2005 and incorporated herein by reference).

10AL*	2005 Long Term Incentive Compensation Plan (filed as Item 2 in the Company’s 2005 Definitive Proxy Statement)

10AM*

Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Form 10-Q No 1-10730 for the quarter ended October 1, 2005).

10AN*

Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term Incentive Compensation Plan for Employees (filed as Exhibit 10.2 to the Company’s Form 10-Q No 1-10730 for the quarter ended October 1, 2005).

10AO*

Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Form 10-Q No 1-10730 for the quarter ended October 1, 2005).

10AP	Change in Control Agreement dated January 19, 2006 between the Company and Brad Nutter, President and Chief Executive Officer.

10AQ	Form of Change in Control Agreement dated January 19, 2006 between the Company and members of the Company’s Operating Committee.

21	Subsidiaries of the Company

23.1	Consent of the Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Ronald J. Ryan, Vice President and Chief Financial Officer of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

32.2

Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald J. Ryan, Vice President and Chief Financial Officer of the Company

*                    Incorporated by reference

(All other exhibits are inapplicable.)

SCHEDULE II

HAEMONETICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to
	Beginning of	Costs and	Charged to	Write-Offs	Balance at End
	Period	Expenses	Other Accounts	(Net of Recoveries)	of Period
For Year Ended April 1, 2006

Allowance for Doubtful Accounts	$2,074	$236		$(1,224)	$1,086

For Year Ended April 2, 2005

Allowance for Doubtful Accounts	$2,261	$782		$(969)	$2,074

For Year Ended April 3, 2004

Allowance for Doubtful Accounts	$1,449	$809		$3	$2,261