Form 10-Q
period 2006-07-01
HAEMONETICS CORP
filed 2006-08-09
CIK 313143

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: July 1, 2006   Commission File Number:  1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

400 Wood Road, Braintree, MA 02184
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (781) 848-7100

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.

Yes     ☒                                No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes     ☐                                No     ☒

The number of shares of $.01 par value common stock outstanding as of July 1, 2006:

27,006,004

HAEMONETICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	July 1	July 2,
	2006	2005
Net revenues	$110,674	$103,173
Cost of goods sold	53,301	48,649
Gross profit	57,373	54,524
Operating expenses and income:
Research and development	5,422	5,541
Selling, general and administrative	36,908	30,488

Total operating expenses	42,330	36,029
Operating income	15,043	18,495

Interest expense	(425)	(541)
Interest income	2,026	1,313
Other income net	912	864

Income before provision for income taxes	17,556	20,131

Provision for income taxes	6,248	7,247

Net income	$11,308	$12,884

Basic income per common share	$0.42	$0.49
Income per common share assuming dilution	$0.40	$0.47

Weighted average shares outstanding
Basic	26,900	26,280
Diluted	27,929	27,209

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)

	July 1, 2006	April 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$260,031	$250,667
Accounts receivable, less allowance of $1,736 at July 1, 2006 and $1,086 at April 1, 2006	89,281	86,901
Inventories	55,561	54,571
Deferred tax asset, net	12,644	11,156
Prepaid expenses and other current assets	15,760	15,109
Total current assets	433,277	418,404
Total property, plant and equipment	294,041	283,476
Less: accumulated depreciation	214,121	208,210
Net property, plant and equipment	79,920	75,266
Other assets:
Other intangibles, less amortization of $14,010 as of July 1, 2006 and $14,447 as of April 1, 2006	23,321	22,945
Goodwill, net	18,625	18,483
Deferred tax asset, long term, net	2,153	1,237
Other long-term assets	10,938	10,208
Total other assets	55,037	52,873
Total assets	$568,234	$546,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$22,226	$26,176
Accounts payable	15,477	14,217
Accrued payroll and related costs	15,992	18,318
Accrued income taxes	15,050	10,264
Other accrued liabilities	20,837	19,141
Total current liabilities	89,582	88,116
Long-term debt, net of current maturities	12,835	12,977
Other long-term liabilities	3,982	3,800
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 80,000,000 shares; Issued and outstanding – 26,899,785 shares at July 1, 2006 and 26,829,249 shares at April 1, 2006	270	268
Additional paid-in capital	149,945	141,371
Retained earnings	314,153	302,845
Accumulated other comprehensive loss	(2,533)	(2,834)
Total stockholders’ equity	461,835	441,650
Total liabilities and stockholders’ equity	$568,234	$546,543

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amounts	Capital	Earnings	Loss	Equity	Income

Balance, April 1, 2006	26,829	$268	$141,371	$302,845	$(2,834)	$441,650

Employee stock purchase plan	24		1,012			1,012
Exercise of stock options and related tax benefit	154	2	4,535			4,537
Stock Compensation Expense			3,027			3,027
Net income				11,308		11,308	$11,308
Foreign currency translation adjustment					2,760	2,760	$2,760
Unrealized gain on cash flow hedges					(2,459)	(2,459)	$(2,459)
Comprehensive income							$11,609

Balance, July 1, 2006	27,007	$270	$149,945	$314,153	$(2,533)	$461,835

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	July 1,	July 2,
	2006	2005
Cash Flows from Operating Activities:
Net income	$11,308	$12,884
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	6,742	5,331
Stock Compensation Expense	3,027	—
Deferred tax expense	—	21
Gain on sales of plant, property and equipment	(152)	(641)
Tax benefit related to exercise of stock options	—	481
Unrealized loss (gain) from foreign exchange activities	(1,837)	(269)
Change in operating assets and liabilities:
Increase in accounts receivable, net	(574)	(5,618)
Increase in inventories	(1,689)	(4,440)
(Increase) / decrease in prepaid income taxes	(222)	274
Increase / (decrease) in other assets and other long-term liabilities	(4,440)	661
Increase in accounts payable and accrued expenses	5,346	3,075
Net cash provided by operating activities	17,509	11,759
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(10,307)	(6,476)
Proceeds from sale of property, plant and equipment	1,024	1,859
Net cash used in investing activities	(9,283)	(4,617)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(142)	(120)
Net (decrease) / increase in short-term revolving credit agreements	(4,179)	179
Employee stock purchase plan	1,012	680
Exercise of stock options	3,785	3,841
Grant monies received	—	347
Net cash provided by financing activities	476	4,927
Effect of Exchange Rates on Cash and Cash Equivalents	662	183
Net Increase in Cash and Cash Equivalents	9,364	12,252
Cash and Cash Equivalents at Beginning of Year	250,667	185,815
Cash and Cash Equivalents at End of Period	$260,031	$198,067
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$1,382	$502

Supplemental Disclosures of Cash Flow Information:
Interest paid	$571	$780
Income taxes paid	$1,250	$2,666

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Operating results for the three month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2007.  For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 1, 2006.

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2007 and 2006 include 52 weeks with all four quarters including 13 weeks.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes”. Interpretation No. 48 requires management to perform a two step evaluation for all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. This interpretation therefore provides management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on their income tax returns. While additional efforts will be necessary to measure, present, and disclose this information, the Company does not believe that this will have a material impact on our results of operations. This statement is effective for our fiscal year 2008.

3.      EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by FASB Statement No. 128, “Earnings Per Share.”  Basic EPS is computed by dividing net income by weighted average shares outstanding.  Diluted EPS includes the effect of potentially dilutive common shares.

	For the three months ended
	July 1, 2006	July 2, 2005
	(in thousands, except per share amounts)
Basic EPS
Net income	$11,308	$12,884

Weighted average shares	26,900	26,280

Basic earnings per share	$0.42	$0.49

Diluted EPS
Net income	$11,308	$12,884

Basic weighted average shares	26,900	26,280
Effect of stock options	1,029	929

Diluted weighted average shares	27,929	27,209

Diluted earnings per share	$0.40	$0.47

4.   STOCK-BASED COMPENSATION

On April 2, 2006, we adopted SFAS No. 123R, “Share-based Payment”, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.  SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which previously allowed the intrinsic value method of accounting for stock options.  Previously, we accounted for stock option grants using the intrinsic value method, and accordingly our reported net income did not include recognition of stock-based compensation expense prior to our adoption of SFAS No. 123R on April 2, 2006.

We adopted SFAS No. 123R as of April 2, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, our condensed consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.  Stock-based compensation expense of $3.0 million was recognized under SFAS No. 123R for the three months ended July 1, 2006.  The related income tax benefit recognized was $.9 million.  We recognize stock-based compensation on a straight line basis.  As noted above, there was no stock-based compensation expense related to employee stock options recognized in the statement of income during the three months ended July 2, 2005.

For a more detailed description of our stock-based compensation plans, see Note 11 — Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 1, 2006.  Our stock-based compensation plans currently consist of stock options and an employee stock purchase plan.  Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors.  Options granted in the three months ended July 1, 2006 vest over a four year period of time for employees and immediately for Directors and, expire not more than 7 years from the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 during the quarter ended July 2, 2005.

Three Months Ended (in thousands, except per share amounts): July 2,
2005
Net Income, as reported	$12,884
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(1,053)
Pro forma net income	$11,831

Basic EPS, as reported	$0.49
Basic EPS, pro forma	$0.45
Diluted EPS, as reported	$0.47
Diluted EPS, pro forma	$0.44

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) be reported as a financing cash flow, rather than as an operating cash flow, as previously required. For the quarter ended July 1, 2006, this excess tax benefit was $.3 million.

A summary of information related to stock options is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Stock Options	Shares	Price	Life (Years)	Value
				(dollars in
				thousands)
Outstanding at April 1, 2006	3,709,258	$29.71
Granted	741,151	52.68
Exercised	(153,933)	22.69
Lapsed (forfeited or cancelled)	(23,001)	42.09
Outstanding at July 1, 2006	4,273,475	$33.88	6.09	$58,705
Exercisable at July 1, 2006	2,296,032	$27.24	5.53	$44,601
Expected to Vest at July 1, 2006	4,013,674	$33.20	5.90	$57,401

The total intrinsic value of options exercised during the first three months of 2006 was $3.7 million.

As of July 1, 2006, there was $21.9 million of total unrecognized compensation cost related to non vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.91 years. The total fair value of shares fully vested during the three months ended July 1, 2006 was $13.6 million.

The weighted average fair value for our options granted in the first three months of 2006 and 2005 was $19.48 and $17.32, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of US Treasury issues with a term equal to the expected life of the option being valued.  The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended
	July 1 2006	July 2 2005
Stock Options Black-Scholes assumptions (weighted average):
Volatility	0.31	0.31
Expected life (years)	5.0	7.0
Risk-free interest rate	5.00%	3.82%
Dividend yield	0.00%	0.00%

5.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.6 million and $1.3 million for the three month periods ended July 1, 2006 and July 2, 2005, respectively, that are included in selling, general and administrative expenses.  Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

6.   FOREIGN CURRENCY

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

7.   PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposable products through their use or expiration.  We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	July 1, 2006	July 2, 2005
	(in thousands)

Warranty accrual as of the beginning of the period	$676	$703

Warranty provision	235	503

Warranty spending	(234)	(507)

Warranty accrual as of the end of the period	$677	$699

8.   COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
	July 1, 2006	July 2, 2005
	(in thousands)

Net income	$11,308	$12,884

Other comprehensive income:
Foreign currency translation	2,760	(3,760)

Unrealized (loss) gain on cash flow hedges, net of tax	(1,722)	2,683

Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(737)	677

Minimum pension liabilities adjustment, net of tax	—	(52)

Total comprehensive income	$11,609	$12,432

9.      INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	July 1, 2006	April 1, 2006
	(in thousands)
Raw materials	$15,234	$14,683
Work-in-process	5,592	5,528
Finished goods	34,735	34,360
	$55,561	$54,571

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the three months ended July 1, 2006 is as follows (in thousands):

Carrying amount as of April 1, 2006	$18,483
Effect of change in rates used for translation	142

Carrying amount as of July 1, 2006	$18,625

Other Intangible Assets

As of July 1, 2006

(in thousands)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful life (in years)
Amortized Intangibles
Patents	$10,389	$3,416	13
Other technology	18,271	8,538	14
Customer contracts and related relationships	9,240	3,133	14
Subtotal	$37,900	$15,087	14

Indefinite Life Intangibles

Trade name	508	-n/a	Indefinite

Total Intangibles	$38,408	$15,087

As of April 1, 2006

(in thousands)

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful life (in years)

Amortized Intangibles

Patents	$10,389	$3,198	13

Other technology	17,369	8,349	14

Customer contracts and related relationships	9,130	2,900	14
Subtotal	$36,888	$14,447	14

Indefinite Life Intangibles

Trade name	503	-n/a	Indefinite

Total Intangibles	$37,391	$14,447

Changes to the net carrying value of our intangible assets from April 1, 2006 to July 1, 2006, include amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for amortized other intangible assets was $0.6 million and $0.5 million for the three months ended July 1, 2006 and July 2, 2005, respectively.  Annual amortization expense is expected to approximate $2.4 million for fiscal years 2007 and 2008, $2.9 million for fiscal year 2009, and $3.5 million for both fiscal years 2010 and 2011.

11.   INCOME TAXES

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises.  Events or items that give rise to discrete recognition include: resolving an audit, the statute of limitations’ closure, or a stock acquisition.

The reported tax rate was 35.6% for the current quarter which reflects higher tax exempt income than in prior periods. The reported tax rate was 36.0% for the first quarter in fiscal year 2006.

We expect our annual tax rate to be approximately 35.5% for the remainder of fiscal year 2007, excluding the non-deductible in-process research and development charge associated with the Arryx,

Inc. acquisition (see Footnote #16 Subsequent Events) that will increase our reported annual tax rate accordingly.  Future adjustments may also increase or decrease the reported tax rate.

The Federal Research and Experimentation tax credit that provides a tax benefit on certain incremental R&D expenditures expired on December 31, 2005. While legislation has been introduced to retroactively reinstate this R&E tax credit, it has not been enacted nor signed into law as of our fiscal quarter ended July 1, 2006. Accordingly, no benefit has been included in our first quarter’s effective tax rate.

12.   COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

13.   DEFINED BENEFIT PENSION PLANS

Certain of our subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
(in thousands):	July 1, 2006	July 2, 2005

Service Cost	$165	$164
Interest cost on benefit obligation	49	47
Expected return on plan assets	(20)	(17)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	1	6
Net periodic benefit cost	$195	$200

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

Product and Service Segmentation

We have two families of products: (1) those that serve the blood donor and (2) those that serve the patient.  Under the donor family of products we have included blood bank, red cell and plasma collection products. The patient products include autologous blood salvage products targeting surgical patients who lose blood while in the operating room and while in recovery.

Donor

The blood bank products include machines, single use disposables and solutions that perform “apheresis,” (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma) as well as the washing of red blood cells for certain procedures. In addition, the blood bank product line includes solutions used in non-apheresis applications. The main devices used for these blood component therapies are the MCS®+ mobile collection systems and the ACP® 215 automated cell processing system.

Red cell products include machines, single use disposables and solutions that perform apheresis for the collection of red blood cells.  Devices used for the collection red blood cells are the MCS®+ 8150 mobile collection system.

Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma.  The devices used in automated plasma collection are the PCS®2 plasma collection system and the Superlite™.

Patient

Patient products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications.  Surgical blood salvage is for higher blood loss surgeries and trauma.  OrthoPAT technology is used for lower, slower blood loss procedures, typically orthopedic surgeries, where bleeding takes place during and after surgery.  These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient. Patient products include the OrthoPAT®, Cell Saver® and cardioPAT autologous blood recovery systems, and the Smart Suction Harmony which is a suction device designed to operate together with these blood recovery systems.

Other

Other revenue includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our software division, 5D. 5D provides software support and collection and data management systems, principally to plasma collectors and the US Department of Defense.

Revenues from External Customers:

	Three months Ended (in thousands)
	July 1, 2006	July 2, 2005
Disposable Revenues by Product Family
Donor:
Plasma	$31,919	$27,303
Blood Bank	31,346	32,690
Red Cell	10,600	8,455
	$73,865	$68,448
Patient:
Surgical	$17,133	$17,096
OrthoPAT	7,206	5,589
	$24,339	$22,685

Disposables Revenue	$98,204	$91,133

Equipment	5,608	6,111
Other	6,862	5,929

Total revenues from external customers	$110,674	$103,173

15    RESTRUCTURING

During the three months ended July 1, 2006, we began the reorganization of certain of our international sales and service organizations.  The aggregate full year restructuring costs related to these actions are expected to be in the range of $3 million to $4 million on a pre-tax basis.  The restructuring costs are expected to be incurred throughout this fiscal year.  We expect to incur approximately $2.5 million of employee related costs, including severance and certain other employee benefits, and up to approximately $1.5 million of lease termination and related facility closure costs.

During the three months ended July 1, 2006, we recorded pre-tax restructuring costs of $1.6 million as selling, general and administrative costs.

The following summarizes the restructuring activity:

(Dollars in thousands)

	Balance at			Balance at
	April 1, 2006	Costs incurred	Payments	July 1, 2006
Employee-related costs	$—	$1,561	$235	$1,326
	$—	$1,561	$235	$1,326

16    SUBSEQUENT EVENTS

On July 18, 2006, we acquired the remaining outstanding shares of Arryx, Inc. for $26 million.  We previously had a $5 million cost method investment in Arryx, Inc. as well as a license agreement for the use of its technology in a defined field of use with a carrying value of approximately $3 million.  We will include the results of Arryx, Inc. in our consolidated financial statements for periods after the acquisition date, and will restate our prior period financial results to record our cost method investment on the equity method of accounting in accordance with “Accounting Principles Board, Opinion No 18, The Equity Method of Accounting for Investments in Common Stock”.  We expect to record an in-process research and development charge of up to $16 million in connection with this acquisition.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our fiscal year 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2006. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 31.

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

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 89% and 88% of our total revenues for the first quarter of fiscal year 2007 and 2006, respectively.

Financial Summary

(in thousands, except per share data)

	July 1, 2006	July 2, 2005	% Increase/ (Decrease) Q1FY07 vs. Q1FY06

Net revenues	$110,674	$103,173	7.3%
Gross Profit	57,373	54,524	5.2%
% of net revenues	51.8%	52.8%

Operating income	15,043	18,495	(18.7)%
% of net revenues	13.6%	17.9%

Provision for income tax	6,248	7,247	(13.8)%
% of pre-tax income	35.6%	36.0%

Net income	$11,308	$12,884	(12.2)%
% of net revenues	10.2%	12.5%

Earnings per share-diluted	$0.40	$0.47	(14.5)%

Net revenues increased 7.3% for the first quarter fiscal year 2007 over the comparable period of fiscal year 2006.  The effects of foreign exchange accounted for an increase of 0.3% for the quarter. The remaining increase of 7.1% for the quarter resulted from increases in our disposable and software revenues.  The increase in disposable revenue for the quarter resulted primarily from disposable unit increases in our plasma, orthoPAT and red cell product lines.

Gross profit increased 5.2% for the first quarter of fiscal year 2007 over the comparable period of fiscal year 2006. The favorable effects of foreign exchange accounted for 0.5% of the increase for the quarter.   The remaining increase of 4.8% for the quarter was due primarily to increased sales and cost reductions, offset slightly by changes in product mix.

Operating income decreased 18.7% for the first quarter of fiscal year 2007 over the comparable period of fiscal year 2006.  The favorable effects of foreign exchange accounted for increases of 4.8% for the quarter.  Without the favorable effect of foreign currency, operating income decreased 23.6% for the quarter primarily due to increases in operating expenses.  Operating expenses increased 17.5%.  The primary contributors to higher operating expenses are (i) stock compensation expense related to the adoption of FAS 123R which accounted for 47% of the increase (ii) restructuring related costs mainly in our international operations which accounted for 25% of the increase and (iii) expansion of sales and marketing staff, particularly our patient sales force.

Net income decreased 12.2% for the first quarter of fiscal year 2007 over the comparable period of fiscal year 2006.  The favorable effects of foreign exchange accounted for increases of 4.7% for the quarter.   Without the favorable effects of foreign exchange net income decreased 17.1% for the quarter.  The main factors that affected net income were the decreases in operating income due to the reasons mentioned above offset partly by increased interest income and the lower tax rate.

RESULTS OF OPERATIONS

Net Revenues

By Geography

	For the three months ended		% Increase / (Decrease)
(in thousands)	July 1, 2006	July 2, 2005	Q1FY07 vs. Q1FY06

United States	$46,420	$38,223	21.4%
International	64,254	64,950	(1.1)

Net revenues	$110,674	$103,173	7.3%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the US, Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the US approximated 58% and 63% of total sales for the first quarters of fiscal years 2007 and 2006, respectively.  Revenues in Japan accounted for approximately 20.2% and 24.5% of total revenues for the first quarter of fiscal year 2007 and 2006, respectively.  Revenues in Europe accounted for approximately 30% of our total revenues for both the first quarters of fiscal year 2007 and 2006. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro.  Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the US dollar.  The effects of foreign exchange resulted in a 0.3% increase in revenues quarter over quarter.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues

By Product Type

	For the three months ended		% Increase/ (Decrease)
(in thousands)	July 1, 2006	July 2, 2005	Q1FY07 vs. Q1FY06
Disposables	$98,204	$91,133	7.8%
Equipment	5,608	6,111	(8.2)
Miscellaneous & Service	6,862	5,929	15.7
Net revenues	$110,674	$103,173	7.3%

Disposables Revenues

By Product Line

	For the three months ended		% Increase/ (Decrease)
(in thousands)	July 1, 2006	July 2, 2005	Q1FY07 vs. Q1FY06
Donor:
Plasma	$31,919	$27,303	16.9%
Blood Bank	31,346	32,690	(4.1)
Red Cell	10,600	8,455	25.4
Subtotal	$73,865	$68,448	7.9%

Patient:
Surgical	$17,133	$17,096	0.2%
OrthoPat	7,206	5,589	28.9
Subtotal	24,339	22,685	7.3%

Total disposables revenue	$98,204	$91,133	7.8%

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines.  Disposable revenue for donor products increased 7.9% compared to the first quarter of fiscal year 2006. Foreign exchange resulted in a 0.6% increase in donor disposable revenue for the quarter.  The remaining increase was the result of increases in the Plasma and Red Cell product lines partially offset by the decreased Blood Bank product line, as discussed below.

Plasma

Plasma disposable revenue increased 16.9% compared to the first quarter of fiscal year 2006. Foreign exchange resulted in a 0.7% increase in plasma disposable revenue for the quarter. Of the remaining increase of 16.2% for the quarter, the US and Europe revenue growth combined contributed more than 100% of the increase, partially offset by a decrease in Japan of approximately 40%. The US increase was due to market share growth over Q1 fiscal year 2006 that relates largely to the conversion to Haemonetics systems by one very large customer, ZLB Plasma services (“ZLB”) that took place during fiscal year 2006 but is in full operation in Q1 fiscal year 2007. Plasma growth is also the result of increases in collections by our customers as the demand for source plasma continues to strengthen. Conversely, in Japan, fewer plasma collections were performed by our customer, the Japan Red Cross Society (JRC) as compared to Q1 fiscal 2006. In FY06, the JRC’s collection levels, and as a result the use of our disposables, were higher in the first half of the year. The JRC’s published annual collection targets for this year call for a modest improvement compared to last year.

Blood Bank

Blood bank disposable revenue for donor products decreased 4.1% compared to the first quarter of fiscal year 2006.  Foreign exchange resulted in a 0.7% increase in blood bank disposable revenue during the quarter.

Without the favorable effect of currency, blood bank revenue decreased 4.8% for the quarter.  Japan accounts for the majority of the decrease which is the result of lower platelet collections and of a rebalancing of platelet disposables market share as a local competitor has resolved its quality issues and returned to the market.

Red Cell

Red Cell disposable revenue increased 25.4% compared to the first quarter of fiscal year 2006.  Foreign exchange had no impact to the quarter.  The US contributed 90% of the increase for the quarter. The increase in the US is primarily due to an increase in units sold and, to a lesser extent, a shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood.  The increase in units sold is primarily a result of expanding our penetration at existing customer sites.

PATIENT PRODUCTS

Patient

The patient product line has two major brand platforms: the Cell Saver® brand and the OrthoPAT® brand.  Patient disposable revenue increased 7.3% compared to the first quarter of fiscal year 2006. Foreign exchange resulted in a 0.2% decrease in patient disposable revenue during the quarter.  Without the effects of currency, surgical disposable revenue increased 7.5% for the quarter.

Surgical disposables revenue increased 0.2% as compared to the first quarter of fiscal year 2006.  Foreign exchange resulted in a 0.1% decrease in surgical disposable revenue during the quarter.  Surgical disposable revenue principally consists of Cell Saver brand products.  Without the effect of currency, surgical disposable revenue increased 0.3% for the quarter.  Demand is declining due to fewer open heart surgeries.

OrthoPAT disposables revenue increased 28.9% as compared to the first quarter of fiscal year 2006.  Foreign exchange resulted in a 0.4% decrease in OrthoPAT disposable revenue during the quarter.  Without foreign exchange, revenues for the first quarter increased by 29.3%.  Growth was largely in the US. The sales increase in the US is attributable to higher prices realized as we transition from employing a distributor to direct selling through our Patient sales force.

Other Revenues

	For the three months ended		% Increase / (Decrease) Q1FY07 vs.
(in thousands)	July 1, 2006	July 2, 2005	Q1FY06

Equipment	$5,608	$6,111	(8.2)%
Miscellaneous & Service	6,862	5,929	15.7
Total other revenues	$12,470	$12,040	3.6%

Equipment revenue decreased 8.2% as compared to the first quarter of fiscal year 2006.  Foreign exchange resulted in a 0.9% decrease in equipment revenue during the quarter.  The remaining decrease of 7.4% consists of decreases in (i) Cell Saver equipment sales in the US and (ii)  platelet equipment in Asia, partly offset by strong plasma and cell processing equipment sales in Europe.  Equipment sales fluctuate from period to period.

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, 5D.

Miscellaneous and Service revenue increased 15.7% as compared to the first quarter of fiscal year 2006.  Foreign exchange resulted in a 0.2% increase in miscellaneous and service revenue during the quarter. Of the remaining increase of 15.6% for the quarter, approximately 35% of the increase was associated with additional revenue associated with the transition of US Orthopat to a direct distribution model and 25% of the increase for the quarter was due to increased revenues from 5D. These increased sales were principally the result of a software support contract for a military customer.

Gross Profit

	For the three months ended		% Increase
(in thousands)	July 1, 2006	July 2, 2005	Q1FY07 vs. Q1FY06

Gross Profit	$57,373	$54,524	5.2%
% of net revenues	51.8%	52.8%

Gross profit increased 5.2% as compared to the first quarter of fiscal year 2006.  Foreign exchange resulted in a 0.5% increase in gross profit during the quarter. The remaining increase of 4.8% for the quarter was due primarily to i) the net increase in sales, and ii) improved manufacturing efficiencies as a result of more product being produced in our plants partly offset by (iii) product mix as we sold more commercial plasma product with lower gross margins and (iv) an increase in equipment depreciation expense primarily as a result of additional machines placed at our US commercial plasma customers related to market share gains and collection growth.

Operating Expenses

	For the three months ended		% Increase/ (Decrease)
(in thousands)	July 1, 2006	July 2, 2005	Q1FY07 vs. Q1FY06

Research and development	$5,422	$5,541	(2.1)%
% of net revenues	4.9%	5.4%

Selling, general and administrative	36,908	30,448	21.1
% of net revenues	33.3%	29.6%

Total Operating Expenses	$42,330	$36,029	17.5%
% of net revenues	38.2%	34.9%

Research and Development

Research and development expenses decreased 2.1% as compared to first quarter of fiscal year 2006.  Foreign exchange resulted in a 1.0% decrease in research and development during the quarter.  The significant factor in the remaining decrease of 1.2% for the quarter was lower research and development expenses primarily related to capitalization of software development costs in Q1 fiscal year 2007 that we did not capitalize until Q3 of fiscal year 2006 after reaching technological feasibility.  New product spending was significantly directed towards the development of our new, multi-component collection platform.

Selling, General and Administrative

During the first quarter of fiscal year 2007, selling, general and administrative expenses increased 21.1%.  Foreign exchange resulted in a 1.8% decrease in selling, general and administrative during the quarter.  Excluding the impact of foreign exchange, first quarter selling, general and administrative expense increased 23.5%, The increase for the quarter was largely due to i) stock compensation expense related to the adoption of FAS 123R which accounted for 45% of the increase, (ii) restructuring costs for our international businesses, principally severance, which accounted for 24% of the increase (iii) higher personnel related expenses primarily attributable to increasing our patient sales force to support the direct sales strategy for OrthoPAT, and (iv) increased reserves for bad debt.

Operating Income

	For the three months ended		% Increase/ (Decrease)
(in thousands)	July 1, 2006	July 2, 2005	Q1FY07 vs. Q1FY06

Operating income	$15,043	$18,495	(18.7)%
% of net revenues	13.6%	17.9%

Operating income decreased 18.7% as compared to the first quarter of fiscal year 2006.  Foreign exchange resulted in a 4.8% increase in operating income during the quarter.  Without the favorable effects of foreign currency, operating income decreased 23.6% for the quarter primarily due to increases in operating expenses.  The primary contributors to higher operating expenses are (i) stock compensation expense related to the adoption of FAS 123R which accounted for 47% of the increase (ii) restructuring related costs mainly in our international operations which accounted for 25% of the increase and (iii)

expansion of sales and marketing staff, particularly our patient sales force.  These increases more than offset the increases in gross profit.

Other income, net

	For the three months ended		% Increase/ (Decrease)
(in thousands)	July 1, 2006	July 2, 2005	Q1FY07 vs. Q1FY06

Interest expense	$(425)	$(541)	(21.4)%
Interest income	2,026	1,313	54.3
Other income, net	912	864	5.6
Total other income, net	$2,513	$1,636	53.6%
% of net revenues	2.3%	1.6%

Total other income, net increased during the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 due to (i) a decrease in interest expense due to lower average debt outstanding, (ii) an increase in interest income due to higher cash balances and higher interest rates. Essentially offset, by an increase in other income, net, as a result of increases in hedge-points which was partially offset by a decrease in insurance recoveries. Hedge-points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income taxes

			% Increase/
			(Decrease)
	For the three months ended		Q1FY07 vs.
(in thousands)	July 1, 2006	July 2, 2005	Q1FY06

Reported Income Tax Rate	35.6%	36.0%	(0.4)%

Income Taxes

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises.  Events or items that give rise to discrete recognition include: resolving an audit, the statute of limitations’ closure, or a stock acquisition.

The reported tax rate was 35.6% for the current quarter which reflects higher tax exempt income than in prior periods. The reported tax rate was 36.0% for the first quarter in fiscal year 2006.

We expect to record a non deductible in-process research and development charge associated with the Arryx, Inc. acquisition (see Footnote #16 Subsequent Events) that will increase our reported tax rate accordingly.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	July 1, 2006	July 2, 2005
	(dollars in thousands)
Cash & cash equivalents	$260,031	$198,067
Working capital	$343,695	$275,722
Current ratio	4.8	4.1
Net cash position (1)	$224,970	$152,708
Days sales outstanding (DSO)	73	72
Disposables finished goods inventory turnover	6.4	5.4

(1)               Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures, acquisitions, (including the acquisition of the remaining outstanding shares of Arryx on July 18, 2006. See Footnote 16 Subsequent Events), new business and product development and working capital for at least the next twelve months.

	July 1, 2006	July 2, 2005	$ Increase / (Decrease)
Net cash provided by (used in):
Operating activities	$17,509	$11,759	$5,750
Investing activities	(9,283)	(4,617)	(4,666)
Financing activities	476	4,927	(4,451)
Effect of exchange rate changes on cash (1)	662	183	479
Net increase in cash and cash equivalents	$9,364	$12,252	$(2,888)

(1)          The balance sheet is affected by spot exchange rates used to translate local currency amounts into US dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:
Three Month Comparison
Operating Activities:

Net cash provided by operating activities increased $5.0 million in the first three months of fiscal year 2007 due primarily to:

Increases from:

•                  $1.3 million in net income adjusted for non-cash items

•                  $5.0 million less cash used by accounts receivable balances

•                  $2.7 million less cash used by inventory purchases

Partially offset by decreases from:

•                  $5.7 million increase in cash used by other assets and liabilities due to prepayments of ERP maintenance and training tools

Investing Activities:

Net cash used in investing activities increased $4.7 million as a result of:

•                  $0.7 million less proceeds from the sale of property, plant and equipment

•                  $3.8 million increase in capital expenditures due to the placement of more new devices with customers, notably US Plasma, and an investment in ERP software license.

Financing Activities:

Net cash provided by financing activities decreased by $4.4 million. The decrease was due primarily to:

•                  $4.3 million decrease which reflects payments made in Q1 Fiscal 2007 on the short-term revolving credit facility in our Japanese subsidiary

Inflation

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

Foreign Exchange

Approximately 58% of our sales are generated outside the US in local currencies, yet our reporting currency is the US dollar. Our primary foreign currency exposures in relation to the US dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the US dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the US dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

The favorable or (unfavorable) changes are in comparison to the same period of the prior year. A favorable change is presented when we will obtain relatively more US dollars for each of the underlying foreign currencies than we did in the prior period. An unfavorable change is presented when we obtain relatively fewer US dollars for each of the underlying foreign currencies than we did in the prior period. These indexed hedge rates impact sales, and as a result also gross profit, operating income and net income, in our consolidated financial statements. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

			Composite Index Hedge Spot Rates		Favorable / (Unfavorable) Change versus Prior Year

FY2003		Q1	1.09		(8.9)%
		Q2	1.08		(10.3)%
		Q3	1.10		(8.1)%
		Q4	1.17		(11.0)%
2003	Total		1.11		(9.5)%

FY2004		Q1	1.13		(3.6)%
		Q2	1.05		3.6%
		Q3	1.06		3.2%
		Q4	1.01		15.9%
2004	Total		1.06		4.9%

FY2005		Q1	0.97		15.7%
		Q2	0.99		5.1%
		Q3	0.92		15.5%
		Q4	0.89		14.1%
2005	Total		0.94		12.7%

FY2006		Q1	0.92		5.2%
		Q2	0.91		9.1%
		Q3	0.87		5.7%
		Q4	0.86		2.8%
2006	Total		0.89		5.1%

FY2007		Q1	0.89		3.6%
		Q2	0.92		(1.1)%
		Q3	0.96		(9.4)%
		Q4	0.95		(9.3)%
2007	Total		0.93		(4.2)%

FY2008		Q1	0.92		(3.1)%
		Q2	0.93	*	(1.2)%

NOTE:  * Represents hedges for July FY08 only.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes”. Interpretation No. 48 requires management to perform a two step evaluation for all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. This interpretation therefore provides management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on their tax returns. While additional efforts will be necessary to measure, present, and disclose this information, the Company does not believe that this will have a material impact on its results. This statement is effective for our fiscal year 2008.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the US (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At July 1, 2006, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged	(BUY) / SELL	Weighted Spot		Weighted Forward
Currency	Local Currency	Contract Rate		Contract Rate		Fair Value	Maturity

Euro	5,815,000	$ 1.241		$ 1.263		$ 28,407	Jul-Aug 2006
Euro	9,080,000	$ 1.187		$ 1.210		$ (483,406)	Sep-Nov 2006
Euro	8,915,000	$ 1.206		$ 1.229		$ (367,987)	Dec 2006-Feb 2007
Euro	8,880,000	$ 1.260		$ 1.285		$ 62,919	Mar-May 2007
Japanese Yen	1,039,000,000	110.3	per US$	106.1	per US$	$ 813,649	Jul-Aug 2006
Japanese Yen	1,569,000,000	116.8	per US$	111.9	per US$	$ 311,968	Sep-Nov 2006
Japanese Yen	1,399,000,000	116.6	per US$	111.6	per US$	$ 163,781	Dec 2006-Feb 2007
Japanese Yen	1,251,000,000	113.7	per US$	108.6	per US$	$ 309,940	Mar-May 2007
				Total:		$ 839,271

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the US dollar relative to all other major currencies.  In the event of a 10% strengthening of the US dollar, the change in fair value of all forward contracts would result in a $10.4 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $11.4 million decrease in the fair value of the forward contracts.

INTEREST RATE RISK

All of our long-term debt is at fixed rates.  Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts.  The fair value of our long-term debt, however, does change in response to interest rate movements due to its fixed rate nature.

At July 1, 2006, the fair value of our long-term debt was approximately $0.9 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $5.7 million, 7.05% fixed rate senior notes and our $7.1 million, 8.41% real estate mortgage.

At July 2, 2005, the fair value of our long-term debt was approximately $1.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $11.4 million, 7.05% fixed rate senior notes and our $7.7 million, 8.41% real estate mortgage.

Using scenario analysis, if interest rate on all long-term maturities changed by 10% from the rate levels that existed at July 1, 2006 the fair value of our long-term debt would change by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of July 1, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three months ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

Not applicable

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 1, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

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

HAEMONETICS CORPORATION

Date: August 7, 2006	By:	s/Brad Nutter
Brad Nutter, President and Chief Executive Officer

Date: August 7, 2006	By:	s/ Ronald J. Ryan
Ronald J. Ryan, Vice President and Chief
Financial Officer (Principal Financial Officer)