Form 10-Q
period 2006-09-30
HAEMONETICS CORP
filed 2006-11-08
CIK 313143

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: September 30, 2006   Commission File Number:   1-10730

HAEMONETICS CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

400 Wood Road, Braintree, MA 02184

(Address of principal executive offices)

Registrant’s telephone number, including area code:         (781) 848-7100

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

Yes   ☐      No   ☒

The number of shares of $.01 par value common stock outstanding as of September 30, 2006:

26,919,907

HAEMONETICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	Three months		Six Months
	ended		Ended
		(1)		(1)
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net revenues	$108,487	$100,488	$219,161	$203,661
Cost of goods sold	53,326	48,723	106,626	97,372
Gross profit	55,162	51,765	112,535	106,289
Operating expenses:

Research and development	6,119	6,283	11,541	11,824
Selling, general and administrative	34,741	30,103	71,649	60,591
Other unusual charges relating to acquisition (Note 16)	73	187	225	362
In process research and development (Note 16)	9,073	—	9,073	—
Total operating expenses	50,006	36,573	92,488	72,777
Operating income	5,156	15,192	20,047	33,512

Interest expense	(421)	(522)	(846)	(1,063)
Interest income	1,951	1,083	3,977	2,396
Other income (expense), net	425	481	1,337	1,345

Income before provision for income taxes	7,111	16,234	24,515	36,190
Provision for income taxes	5,845	5,476	12,093	12,723
Net income	$1,266	$10,758	$12,422	$23,467

Basic income per common share
Net income	$0.05	$0.41	$0.46	$0.89

Income per common share assuming dilution
Net income	$0.05	$0.39	$0.44	$0.86

Weighted average shares outstanding
Basic	27,087	26,395	26,993	26,338
Diluted	27,969	27,354	27,948	27,279

(1)    Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #16

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)

	September 30,	(1) April 1,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$242,200	$250,667
Accounts receivable, less allowance of $1,687 at September 30, 2006 and $1,086 at April 1, 2006	84,001	86,901
Inventories	58,925	54,571
Deferred tax asset, net	12,864	11,156
Prepaid expenses and other current assets	15,815	15,109
Total current assets	413,805	418,404
Total Property, plant and equipment	300,862	283,475
Less accumulated depreciation	(220,105)	(208,209)
Net property, plant and equipment	80,757	75,266
Other assets:
Other Intangibles, less amortization of $15,749 at September 30, 2006 and $14,447 at April 1, 2006	25,915	22,945
Goodwill, net	33,494	18,483
Deferred tax asset, long term	3,181	1,237
Other long-term assets	4,280	9,122
Total other assets	66,870	51,787
Total assets	$561,432	$545,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$21,922	$26,176
Accounts payable	17,293	14,217
Accrued payroll and related costs	16,000	18,318
Accrued income taxes	7,602	10,264
Other accrued liabilities	25,298	19,141
Total current liabilities	88,115	88,116
Long-term debt, net of current maturities	12,690	12,977
Other long-term liabilities	3,637	3,800
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value; Authorized 80,000,000 shares; Issued 26,919,907 at September 30, 2006 and 26,829,249 at April 1, 2006,	269	268
Additional paid-in capital	157,175	141,371
Retained earnings	301,622	301,759
Accumulated other comprehensive loss	(2,076)	(2,834)
Total stockholders’ equity	456,990	440,564
Total liabilities and stockholders’ equity	$561,432	$545,457

(1)    Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #16

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Comprehensive
	Shares	Amounts	Capital	Earnings	Loss	Equity	Income

(1) Balance, April 1, 2006	26,829	$268	$141,371	$301,759	($2,834)	$440,564

Employee stock purchase plan	24		1,012			1,012

Exercise of stock options and related tax benefit	372	1	11,201			11,201

Shares Repurchased	(305)		(1,702)	(12,559)		(14,261)

Stock Compensation Expense			5,294			5,294

Net income				12,422		12,422	$12,422

Foreign currency translation adjustment					3,561	3,561	$3,561

Unrealized gain on cash flow hedges					(2,803)	(2,803)	($2,803)

Comprehensive income							$13,180

Balance, September 30, 2006	26,920	$269	$157,175	$301,622	($2,076)	$456,990

(1)                                  Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #16

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 30,	(1) October 1,
	2006	2005
Cash Flows from Operating Activities:
Net income	$12,422	$23,467
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	14,120	12,285
Stock Compensation Expense	5,294	—
Deferred tax expense	—	21
Gain on sales of plant, property and equipment	(616)	(1,220)
Tax benefit related to exercise of stock options	—	1,142
Unrealized loss (gain) from hedging activities	(2,716)	1,319
In-process research and development/Other unusual charges (Note 16)	9,298	362

Change in operating assets and liabilities:

Increase / (decrease) in accounts receivable, net	5,126	(6,062)
Increase in inventories	(5,441)	(7,687)
Decrease in prepaid income taxes	192	219
Other assets and other long-term liabilities	(1,793)	(870)
Decrease in accounts payable and accrued expenses	(2,387)	(348)
Net cash provided by operating activities	33,499	22,628

Cash Flows from Investing Activities:

Capital expenditures on property, plant and equipment	(17,290)	(10,531)
Proceeds from sale of property, plant and equipment	1,754	2,918
Acquisition of Arryx, Inc., net of acquired cash	(23,227)	—
Net cash used in investing activities	(38,763)	(7,613)

Cash Flows from Financing Activities:

Payments on long-term real estate mortgage	(287)	(243)
Net (decrease) / increase in short-term revolving credit agreements	(4,293)	2,025
Employee stock purchase plan	1,012	680
Exercise of stock options and related excess tax benefits	10,033	7,101
Stock Repurchase	(10,629)	—
Grant monies received	—	318

Net cash (used in) provided by financing activities	(4,164)	9,881

Effect of Exchange Rates on Cash and Cash Equivalents	961	(730)

Net Increase in Cash and Cash Equivalents	(8,467)	24,166
Cash and Cash Equivalents at Beginning of Year	250,667	185,815
Cash and Cash Equivalents at End of Period	$242,200	$209,981

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$2,000	$1,736
Supplemental Disclosures of Cash Flow Information:
Interest paid	$731	$960
Income taxes paid	$12,938	$13,536

(1)                                  Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #16

The accompanying notes are an integral part of these consolidated financial statements

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the six months ended September 30, 2006. Additionally, the FY06 amounts have been restated in accordance with “Accounting Principles Board, Opinion No 18, The Equity Method of Accounting for Investments in Common Stock” to reflect our investment in Arryx, Inc. for periods prior to the acquisition. (See note #16 Acquisition) Operating results for the six month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2007.  For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 1, 2006.

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2007 and 2006 include 52 weeks with all four quarters including 13 weeks.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes”. Interpretation No. 48 requires management to perform a two step evaluation for all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. This interpretation therefore provides management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements tax positions that the Company has taken or expects to take on their income tax returns. While additional efforts will be necessary to measure, present, and disclose this information, the Company does not believe that this will have a material impact on our results of operations. This statement is effective for our fiscal year 2008.

In September 2006, the FASB issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is an amendment of FASB Statements 87, 88, 106 and 123R. This statement requires that we:

•                  Recognize in our balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•                  Measure our defined benefit postretirement plan’s assets and obligations that determine the funded status as of the end of our fiscal year.

•                  Recognize changes in the funded status of our defined benefit post retirement plan in comprehensive income in the year in which the changes occur.

This statement is effective for this fiscal year end FY07. We do not expect this to have a significant effect as, of the various retirement programs the Company offers to its employees,

only two of these in our international locations are defined benefit plans covered by the pronouncement.

3.   EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by FASB Statement No. 128, “Earnings Per Share.”  Basic EPS is computed by dividing net income by weighted average shares outstanding.  Diluted EPS includes the effect of potentially dilutive common shares.

	For the three months ended
	September 30, 2006	October 1, 2005
	(in thousands, except per share amounts)
Basic EPS
Net income	$1,266	$10,758

Weighted average shares	27,087	26,395

Basic earnings per share	$0.05	$0.41

Diluted EPS
Net income	$1,266	$10,758

Basic weighted average shares	27,087	26,395
Effect of stock options	882	959

Diluted weighted average shares	27,969	27,354

Diluted earnings per share	$0.05	$0.39

	For the six months ended
	September 30, 2006	October 1, 2005
	(in thousands, except per share amounts)
Basic EPS
Net income	$12,422	$23,467

Weighted average shares	26,993	26,338

Basic earnings per share	$0.46	$0.89

Diluted EPS
Net income	$12,422	$23,467

Basic weighted average shares	26,993	26,338
Effect of stock options	955	941

Diluted weighted average shares	27,948	27,279

Diluted earnings per share	$0.44	$0.86

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

We adopted SFAS No. 123R as of April 2, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, our condensed consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense of $5.3 million was recognized under SFAS No. 123R for the six months ended September 1, 2006.  The related income tax benefit recognized was $1.5 million. We recognize stock-based compensation on a straight line basis.  As noted above, there was no stock-based compensation expense related to employee stock options recognized in the statement of income during the six months ended October 1, 2005.

For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 1, 2006.   Our stock-based compensation plans currently consist of stock options and an employee stock purchase plan.  Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors.  Options granted in the six months ended September 30, 2006 vest over a four year period of time for employees and immediately for Directors and, expire not more than 7 years from the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 during the three and six months ended October 1, 2005.

	Three Months Ended (in thousands, except per share amounts): October 1, 2005	Six Months Ended (in thousands, except per share amounts): October 1, 2005
Net Income, as reported	$10,758	23,467
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(2,127)	(3,182)
Pro forma net income	$8,631	20,576

Basic EPS, as reported	$0.41	0.89
Basic EPS, pro forma	$0.33	0.78
Diluted EPS, as reported	$0.39	0.86
Diluted EPS, pro forma	$0.32	0.76

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) be reported as a financing cash flow, rather than as an operating cash flow, as previously required. This excess tax benefit was $1.4 million and $1.7 million for the three and six months ended September 30, 2006, respectively.

A summary of information related to stock options is as follows:

	For the six months ended September 30, 2006
Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in thousands)

Outstanding at April 1, 2006	3,709,258	$29.71
Granted	741,151	52.68
Exercised	(153,933)	22.69
Lapsed (forfeited or cancelled)	(23,001)	42.09
Outstanding at July 1, 2006	4,273,475	$33.88
Granted	115,695	47.53
Exercised	(217,753)	22.40
Lapsed (forfeited or cancelled)	(16,610)	42.20
Outstanding at September 30, 2006	4,154,807	$34.80	5.98	$54,336
Exercisable at September 30, 2006	2,308,715	$28.63	5.52	$42,273
Expected to Vest at September 30, 2006	3,909,998	$34.16	5.80	$53,249

The total intrinsic value of options exercised during the three and six months ending September 30, 2006 was $5.2 million and $9.0 million, respectively.

As of September 30, 2006, there was $21.4 million of total unrecognized compensation cost related to non vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares fully vested during the six months ended September 30, 2006 was $17.4 million.

The weighted average fair value for our options granted in the first six months of 2006 and 2005 was $19.12 and $14.50, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of US Treasury issues with a term equal to the expected life of the option being valued.   The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the periods presented are as follows:

	September 30	October 1
	2006	2005
Stock Options Black-Scholes assumptions (weighted average):
Volatility	0.31	0.31
Expected life (years)	5.0	5.1
Risk-free interest rate	5.00%	4.04%
Dividend yield	0.00%	0.00%

5.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.8 million and $1.3 million for the three month periods ended September 30, 2006 and October 1, 2005, respectively, and $3.3 million and $2.6 million for the six month periods ended September 30, 2006 and October 1, 2005, respectively that are included in selling, general and administrative expenses.  Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

	For the three months ended
	September 30, 2006	October 1, 2005
	(in thousands)

Warranty accrual as of the beginning of the period	$676	$699

Warranty provision	586	536

Warranty spending	(584)	(536)

Warranty accrual as of the end of the period	$678	$699

	For the six months ended
	September 30, 2006	October 1, 2005
	(in thousands)

Warranty accrual as of the beginning of the period	$676	$703

Warranty provision	820	1,039

Warranty spending	(818)	(1,043)

Warranty accrual as of the end of the period	$678	$699

8.   COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
	September 30, 2006	October 1, 2005
	(in thousands)

Net income	$1,266	$10,758

Other comprehensive income:
Foreign currency translation	800	(1,134)
Unrealized (loss) gain on cash flow hedges, net of tax	(182)	1,220
Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(163)	(271)
Total comprehensive income	$1,721	$10,573

	For the six months ended
	September 30, 2006	October 1, 2005
	(in thousands)

Net income	$12,422	$23,467

Other comprehensive income:

Foreign currency translation	3,561	(4,894)

Unrealized (loss) gain on cash flow hedges, net of tax	(1,903)	3,755

Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(900)	554

Minimum pension liabilities adjustment, net of tax	—	(52)
Total comprehensive income	$13,180	$22,830

9.   INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	September 30, 2006	April 1, 2006
	(in thousands)
Raw materials	$16,274	$14,683
Work-in-process	6,469	5,528
Finished goods	36,182	34,360
	$58,925	$54,571

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the six months ended September 30, 2006 is as follows (in thousands):

Carrying amount as of April 1, 2006	$18,483

Arryx (a)	14,926
Effect of change in rates used for translation	85

Carrying amount as of September 30, 2006	$33,494

(a)  See Note #16 Acquisition for a full description of the acquisition of Arryx, Inc. which occurred on July 18, 2006.

Other Intangible Assets

As of September 30, 2006 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful life (in years)
Amortized Intangibles
Patents	$13,682	$3,924	13

Other technology	18,212	8,483	14

Customer contracts and related relationships	9,261	3,342	14

Subtotal	$41,155	$15,749	14

Indefinite Life Intangibles

Trade name	509	–n/a	Indefinite

Total Intangibles	$41,664	$15,749

As of April 1, 2006 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful life (in years)

Amortized Intangibles

Patents	$10,389	$3,198	13

Other technology	17,369	8,349	14

Customer contracts and related relationships	9,130	2,900	14

Subtotal	$36,888	$14,447	14

Indefinite Life Intangibles

Trade name	503	–n/a	Indefinite

Total Intangibles	$37,391	$14,447

Changes to the net carrying value of our intangible assets from April 1, 2006 to September 30, 2006, reflect the acquisition of Arryx, Inc.(see Note 16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for other amortizable intangible assets was $0.7 million and $0.5 million for the three months ended September 30, 2006 and October 1, 2005 and $1.3 million and $1.0 million for the six months ended September 30, 2006 and October 1, 2005, respectively.  Annual amortization expense is expected to approximate $2.6 million for fiscal years 2007 and 2008, $3.1 million for fiscal year 2009, and $3.7 million for both fiscal years 2010 and 2011.

11.    INCOME TAXES

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises.  Events or items that give rise to discrete recognition include: the finalization of open tax years, or a stock acquisition.

The reported tax rate was 82.2% and 49.3% for the current three and six month periods ended September 30, 2006 respectively.  The reported tax rate includes:

A 35.5% expected annual tax rate which reflects higher tax exempt income than in prior periods and stock compensation expenses  that are not deductible in all jurisdictions.

The reported rate also incorporates the $9.1 million non-deductible In Process Research and Development charge (see Footnote #16 Acquisition) and the adjustment to convert our investment in Arryx, Inc. to the equity method.

The reported tax rate was 33.7% and 35.2% for the three and six months ended October 1, 2005, respectively.

We expect our annual tax rate to be approximately 35.5% for the remainder of fiscal year 2007.  Future adjustments may also increase or decrease the reported tax rate.

The Federal Research and Experimentation tax credit that provides a tax benefit on certain incremental R&D expenditures expired on December 31, 2005. While legislation has been introduced to retroactively reinstate this R&E tax credit, it has not been enacted nor signed into law as of our fiscal quarter ended September 30, 2006. Accordingly, no benefit has been included in our effective tax rate for the first two quarters.

12.   COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

13.   DEFINED BENEFIT PENSION PLANS

Two of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	September 30,	October 1,
	2006	2005
	(in thousands):
Service Cost	$159	$186
Interest cost on benefit obligation	47	44
Expected return on plan assets	(21)	(16)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	2	7
Net periodic benefit cost	$187	$221

	For the six months ended
	September 30,	October 1,
	2006	2005
	(in thousands):
Service Cost	$ 324	$ 381
Interest cost on benefit obligation	96	91
Expected return on plan assets	(41)	(33)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	3	13
Net periodic benefit cost	$ 382	$ 452

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

Donor

The blood bank products include machines, single use disposables and solutions that perform “apheresis,” (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma) as well as the washing of red blood cells for certain procedures. In addition, the blood bank product line includes solutions used in apheresis applications. The main devices used for these blood component therapies are the MCS®+ mobile collection systems and the ACP® 215 automated cell processing system.

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

In 2003, Haemonetics entered into a marketing partnership with Hemosystems S.A. to market Hemosystems’ ScanSystem platelet bacterial detection system.  Haemonetics planned to leverage its strong market share in the platelet collection market to accelerate adoption of platelet bacterial detection in Europe.  Over the past three years, Haemonetics and Hemosystems have made progress in penetrating this market, but at a slower rate than hoped.  Haemonetics has decided at this time not to renew its partnership with Hemosystems so that it can devote its sales resources to other projects.

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

Revenues from External Customers:

	Three months Ended (in thousands)
	September 30, 2006	October 1, 2005
Disposable Revenues by Product Family
Donor:
Plasma	$32,072	$25,938
Blood Bank	31, 678	32,193
Red Cell	10,373	8,903
	$74,123	$67,034
Patient:
Surgical	$15,108	$15,394
OrthoPAT	7,085	4,536
	$22,193	$19,930

Disposables Revenue	$96,316	$86,964

Equipment	4,405	6,623
Other	7,766	6,901

Total revenues from external customers	$108,487	$100,488

	Six months Ended (in thousands)
	September 30, 2006	October 1, 2005
Disposable Revenues by Product Family
Donor:
Plasma	$63,891	$53,241
Blood Bank	63,044	64,883
Red Cell	20,973	17,358
	$147,908	$135,482
Patient:
Surgical	$32,309	$32,490
OrthoPAT	14,641	10,125
	$46,950	$42,615

Disposables Revenue	$194,858	$178,097

Equipment	10,013	12,734
Other	14,290	12,830

Total revenues from external customers	$219,161	$203,661

15.   RESTRUCTURING

During the six months ended September 30, 2006, we began the reorganization of certain of our international sales and service organizations.  The aggregate full year restructuring costs related to these actions are expected to be in the range of $3 million to $4 million on a pre-tax basis.  The restructuring costs are expected to be incurred throughout this fiscal year.  We expect to incur approximately $3.0 million of employee related costs, including severance and certain other employee benefits, and up to approximately $1.0 million of lease termination and related facility closure costs.

During the six months ended September 30, 2006, we recorded pre-tax restructuring costs of $2.7 million as selling, general and administrative costs.

The following summarizes the restructuring activity for the six months ended September 30, 2006

			Balance at
(Dollars in thousands)	Costs incurred	Payments	September 30, 2006
Employee-related costs	$2,375	$1,550	$825
Facility related costs	292	25	267
	$2,667	$1,575	$1,092

16.   ACQUISITION

On July 18, 2006, the Company acquired the remaining outstanding shares of Arryx, Inc. for $26 million.  We previously had a $5 million cost method investment in Arryx, Inc. as well as a license agreement for the use of its technology in a defined field of use with a carrying value of approximately $3 million. The results of Arryx, Inc. have been included in our consolidated financial statements for periods after the acquisition date, and we have restated our prior period financial results to record our cost method investment on the equity method of accounting in accordance with “Accounting Principles Board, Opinion No 18, The Equity Method of Accounting for Investments in Common Stock” which resulted in recognizing our 18.6% proportionate share of Arryx losses in periods prior to the current acquisition. We recorded cumulative equity method losses of $1.3 million for periods prior to the acquisition date. We recorded an in-process research and development charge of $9.1 million in connection with this acquisition.

Purchase Price

The Company has accounted for the acquisition of Arryx, Inc. as the purchase of a business under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Arryx, Inc. were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Haemonetics. The purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed. The purchase price allocation will be finalized no later than one year from the acquisition date. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including product and license revenues, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The preliminary purchase price is as follows (amounts in 000’s):

Consideration for Arryx, Inc.

Cash portion of consideration	$26,558
License agreement with Arryx, Inc.	3,298
Cost Method Investment, representing 18.6% of outstanding Arryx, Inc. Shares	5,000
Adjust Cost Method Investment to Equity Method in accordance with Accounting Principles Board Opinion No 18	(1,311)

Total Consideration	33,545

Other acquisition-related costs

Other estimated acquisition-related costs	447

Total acquisition related costs	$33,992

We applied the guidance under EITF 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination”, to determine if any gain or loss was inherent in our existing license agreement with Arryx, Inc.  We determined that no loss was inherent in this existing contractual relationship with Arryx, Inc., and accordingly included it at its net book value at the acquisition date in the purchase price determination.

Purchase Price Allocation

The following chart summarizes the preliminary purchase price allocation

(in thousands)
Cash	$3,900
Intangible assets subject to amortization	6,028
Goodwill	14,926

Other assets	565
Deferred Tax Asset, Long Term	2,696

In-process research and development	9,073

Current liabilities	(785)
Deferred tax liabilities	(2,411)

Total	$33,992

The deferred tax liability primarily relates to the tax impact of future amortization associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

(in thousands)	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate used in Purchase Price Allocation
Amortizable intangible assets
Technology — developed	$2,735	10 years	26%
Patents	3,293	12 years	25%
	$6,028	10.5 years

Goodwill	$14,926

In-process research and development	$9,073		29%

The Company believes that the estimated intangible assets represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach to determine the fair value of the amortizable intangible assets and purchased research and development.

Various factors contributed to the establishment of goodwill, including: the value of Arryx, Inc.’s highly trained work force as of the acquisition date, the expected business plans and associated revenue from future products and license opportunities.  The goodwill acquired is not deductible for tax purposes.

The developed technology acquired represents the value associated with currently marketed product, the BioRx device.  This device employs holographic optical trapping (“HOT”) technology, and is currently used by large research and educational institutions. The Company used the income approach to estimate the fair value of the developed technology as of the acquisition date. The Company determined that the estimated useful life of the developed technology is 10 years.

The estimated fair value of the patents was determined by using the income approach.  The estimated revenues and associated cash flows attributable to the patent portfolio were discounted.  The estimated useful life of the patent asset is estimated to be 12 years.

In-process Research and Development

The $9.1 million purchased research and development that was charged to operating expenses consists of a project for the advancement and development of the technology in the blood collection and testing applications and for the purposes of licensing the technology outside of the blood collection and testing marketplace.  The project includes work to reduce the size of the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

For purposes of valuing the acquired purchased research development, the Company estimated total costs to complete the current development of the platform of approximately $11 million. We estimate this project will be complete at the end of fiscal year 2008. For the in-process project the Company acquired in connection with the acquisition of Arryx, Inc., it used a risk-adjusted discount rate of 29% to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The major risks and uncertainties associated with the timely and successful completion of the in-process research and development project include the ability to both complete the development of the platform and to establish its effectiveness for different applications for the purposes of licensing the technology outside of the blood collection and testing marketplace.

17.   CAPITALIZATION OF SOFTWARE DEVELOPED FOR INTERNAL USE

The Company is implementing an Enterprise Resource Plan (ERP) system. We plan to implement the system in three phases over the next three years

The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. During the first six month of 2006, the Company capitalized $2.5 million in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage. The total capitalized costs incurred to date include $1.9 million for the cost of the software license and $0.6 million in internal personnel and third party development costs.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our fiscal year 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2006. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 38.

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

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 88.8% and 86.5% of our total revenues for the second quarter of fiscal year 2007 and 2006, respectively and 88.9% and 87.4% of our total revenues for the first six months of fiscal year 2007 and 2006 respectively.

Financial Summary

	For the three months ended			For the six months ended
	September 30, 2006	October 1, 2005 (1)	% Increase/ (Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005 (1)	% Increase/ (Decrease) YTDFY07 vs. YTDFY06
	(in thousands, except per share data)

Net revenues	$108,487	$100,488	8.0%	$219,161	$203,661	7.6%
Gross Profit	55,162	51,765	6.6	112,535	106,289	5.9
% of net revenues	50.8%	51.5%		51.3%	52.2%

Operating income	5,156	15,192	(66.1)	20,047	33,512	(40.2)
% of net revenues	4.8%	15.1%		9.1%	16.5%

Provision for income tax	5,845	5,476	6.7	12,093	12,723	(5.0)
% of pre-tax income	82.2%	33.7%		49.3%	35.2%

Net income	$1,266	$10,758	(88.2)	$12,422	$23,467	(47.1)
% of net revenues	1.2%	10.7%		5.7%	11.5%

Earnings per share-diluted	$0.045	$0.393	(88.5)%	$0.444	$0.860	(48.4)%

(1)             Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note

Net revenues increased 8.0% and 7.6%, respectively for the second quarter and the first six months of fiscal year 2007 over the comparable period of fiscal year 2006.  The effects of foreign exchange accounted for an increase of 0.1% and 0.2%, respectively for the second quarter and the first six months. The remaining increase of 7.9% for the quarter and 7.5% for the first six months is mainly due to increases in our disposable and software support revenues.  The increase in disposable revenue for the quarter and the first six months resulted primarily from disposable unit increases in our plasma, orthopedic and red cell product lines.

Gross profit increased 6.6% and 5.9%, respectively for the second quarter and the first six months of fiscal year 2007 over the comparable period of fiscal year 2006. The unfavorable effects of foreign exchange accounted for a decrease of 1.8% for the quarter and 0.6% for the first six months.   The remaining increase of 8.4% for the quarter and 6.6% for the first six months was due primarily to increased sales and cost reductions, offset partly by changes in product mix.

Operating income decreased 66.1% and 40.2%, respectively for the second quarter and the first six months of fiscal year 2007 over the comparable period of fiscal year 2006.  The unfavorable effects of foreign exchange accounted for decrease of operating income of 7.5% for the quarter and 0.8% for the first six months.  Without the unfavorable effects of foreign exchange operating income decreased 59.3% for the quarter and 39.8% for the first six months.  Other key changes without the effects of foreign exchange were as follows:

•         Gross profit improvements increased operating income by 28.6% for the quarter and 20.9% for the first six months.

•         Increased operating expenses reduced operating income by 88.4% for the quarter and 58.7% for the first six months. These increased operating expenses included certain significant items that accounted for a reduction in operating income of 81.6% for the quarter and 50.5% for the first six months. These items included:

▪         An in process research and development charge of $9.1 million was taken in the second quarter in connection with the acquisition of Arryx, Inc.  This charge reduced operating income by 59.7% for the quarter and 29.0% for the first six months.

▪         Stock compensation expense related to the adoption of SFAS 123R accounted for a reduction in operating income of 14.6% for the quarter and 15.5% for the first six months.

▪         Restructuring costs, principally in our international operations, accounted for a reduction in operating income of 7.3% for the quarter and 8.0% for the first six months.

Net income decreased 88.2% for the second quarter of fiscal year 2007 and 47.1% for the first six months over the comparable period of fiscal year 2006.  The unfavorable effects of foreign exchange accounted for decreases of 2.6% and 0.9%, respectively for the quarter and first six months of fiscal year 2007.   Without the unfavorable effects of foreign exchange net income decreased 86.2% and 46.6%, respectively, for the second quarter and first six months of fiscal year 2007 over the comparable period of fiscal year 2006.  The main factors that affected net income were the decreases in operating income due to the reasons mentioned above offset partly by increased interest income.

RESULTS OF OPERATIONS

Net Revenues
By Geography

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Increase/ (Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Increase/ (Decrease) YTDFY07 vs. YTDFY06

United Sates	$46,811	$37,930	23.4%	$93,231	$76,153	22.4%
International	61,676	62,558	(1.4)	125,930	127,508	(1.2)

Net revenues	$108,487	$100,488	8.0%	$219,161	$203,661	7.6%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the U.S. approximated 57% and 62% of total sales for the second quarters of fiscal years 2007 and 2006, respectively and 57% and 63% for the first six months of fiscal years 2007 and 2006, respectively.  Revenues in Japan accounted for approximately 21.5% and 25.9% of total revenues for the second quarter of fiscal year 2007 and 2006, respectively and 20.9% and 25.2% of total revenues for the first six months of fiscal year 2007 and 2006, respectively. Revenues in Europe accounted for approximately 26.4% and 27.6% of total revenues for the second quarters of fiscal year 2007 and 2006 and 27.9% and 29.0% of total revenues for the first six months of fiscal year 2007 and 2006, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro.  Accordingly, our results of operations can be significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar.  The effects of foreign exchange resulted in a 0.1% increase in revenues quarter over quarter and 0.2% increase in revenues for the first six months of fiscal year 2007 over the comparable period in fiscal year 2006.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues

By Product Type

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Increase/ (Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Increase/ (Decrease) YTDFY07 vs. YTDFY06

Disposables	$96,316	$86,964	10.8%	$194,858	$178,097	9.4%
Equipment	4,405	6,623	(33.5)	10,013	12,734	(21.4)
Misc. & service	7,766	6,901	12.5	14,290	12,830	11.4
Net revenues	$108,487	$100,488	8.0%	$219,161	$203,661	7.6%

Disposables Revenues

By Product Type

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Increase/ (Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Increase/ (Decrease) YTDFY07 vs. YTDFY06
Donor:
Plasma	$32,072	$25,938	23.6%	$63,891	$53,241	20.0%
Blood Bank	31,678	32,193	(1.6)	63,044	64,883	(2.8)
Red Cell	10,373	8,903	16.5	20,973	17,358	20.8
Subtotal	$74,123	$67,034	10.6	$147,908	$135,482	9.2%

Patient:
Surgical	$15,108	$15,394	(1.9)	$32,309	$32,490	(0.6)
OrthoPAT	7,085	4,536	56.2	14,641	10,125	44.6
Subtotal	$22,193	$19,930	11.4	$46,950	$42,615	10.2

Total disposables revenue	$96,316	$86,964	10.8%	$194,858	$178,097	9.4%

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines.  Disposable revenue for donor products increased 10.6% compared to the second quarter of fiscal year 2006 and 9.2% for the first six months over the comparable period in fiscal year 2006. Foreign exchange resulted in a 0.1% increase for the second quarter and 0.2% increase in donor disposable revenue for the first six months over the comparable period in fiscal year 2006.  The remaining increase was the result of increases in the Plasma and Red Cell product lines partially offset by the decreased Blood Bank product line, as discussed below.

Plasma

Plasma disposable revenue increased 23.6% and 20%, respectively, for the second quarter and the first six months of fiscal year 2007 compared to the same periods in fiscal year 2006. Foreign exchange resulted in a 0.4% increase in plasma disposable revenue for the quarter and first six months.  Of the remaining increase of 23.2% for the quarter and 19.6% for the first six months, the U.S. and Europe revenue growth combined contributed more than 100% of the increase, partially offset by a decrease in Japan of approximately 20%.  The U.S. increase was due to market share growth over second quarter and first six months of fiscal year 2006 that relates largely to the conversion to Haemonetics systems by one very large customer, ZLB Plasma services (“ZLB”) that took place during fiscal year 2006 but is in full operation in fiscal year 2007.  Plasma growth is also the result of increases in collections by our customers as the demand for source plasma continues to strengthen.  Conversely, in Japan, fewer plasma collections were performed by our customer, the Japan Red Cross Society (JRC) as compared to the comparable period in fiscal 2006.

Blood Bank

Blood bank disposable revenue for donor products decreased 1.6% and 2.8%, respectively, for the second quarter and the first six months of fiscal year 2007 compared to the same periods in of fiscal year 2006.  Foreign exchange resulted in a 0.2% decrease in blood bank disposable revenue during the quarter and 0.3% increase in the first six months over the comparable period in fiscal year 2006.

Without the effect of currency, blood bank revenue decreased 1.4% for the quarter and 3.1% for the first six months over fiscal year 2006.  In the quarter and for the first six month, Japan accounts for the majority of the decrease which is the result of lower platelet collections and comparison to a period that included a temporary increase in market share due to quality issues of a competitor in early FY06.

Red Cell

Red Cell disposable revenue increased 17.4% compared to the second quarter of fiscal year 2006 and 21.3% compared to the first six months of fiscal year 2006.  Foreign exchange accounted for increases of 0.6% and 0.3%, respectively, for the second quarter and the first six months over the comparable period in fiscal year 2006.  Of the remaining increase of 16.8% for the second quarter and 21.1% for the first six months, the U.S. contributed over 90% of the increase. The increase in the U.S. is due to penetration strategies at existing customer suites and to a shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood and an increase in units sold.

In 2003, Haemonetics entered into a marketing partnership with Hemosystems S.A. to market Hemosystems’ ScanSystem platelet bacterial detection system. Haemonetics planned to leverage its strong market share in the platelet collection market to accelerate adoption of platelet bacterial detection in Europe. Over the past three years, Haemonetics and Hemosystems have made progress in penetrating this market, but at a slower rate than hoped. Haemonetics has decided at this time not to renew its partnership with Hemosystems so that it can devote its sales resources to other projects.

PATIENT PRODUCTS

The patient product line has two major brand platforms: the Cell Saver® brand and the OrthoPAT® brand. Patient disposable revenue increased 11.4% compared to the second quarter of fiscal year 2006 and 10.2% compared to the first six months of fiscal year 2006. Foreign exchange resulted in a 0.4% increase in patient disposable revenue during the quarter and 0.3% during the first six months. Without the effects of currency, surgical disposable revenue increased 11.0% for the quarter and 9.9% for the first six months.

Surgical

Surgical disposables revenue decreased 1.8% as compared to the second quarter of fiscal year 2006 and 0.5% as compared to the first six months of fiscal year 2006. Foreign exchange resulted in a 0.4% and 0.3% respectively, increase in surgical disposable revenue during the quarter and the first six months of fiscal year 2006. Surgical disposable revenue principally consists of Cell Saver brand products.  Without the effect of currency, surgical disposable revenue decreased 2.2% for the quarter and 0.9% for the first six months. Demand is declining due to fewer open heart surgeries and due to a change in the reimbursement policies of certain European countries.

OrthoPAT

OrthoPAT disposables revenue increased 56.2% as compared to the second quarter of fiscal year 2006 and 44.6% for the first six month of fiscal year 2006. Foreign exchange resulted in a 0.5% increase in OrthoPAT disposable revenue during the quarter and 0.2% for the first six months. Without foreign exchange, revenues increased by 55.7% and 44.4%, respectively, for the second quarter and the first six months of fiscal year 2007 compared to the same period in fiscal year 2006. Growth was largely in the U.S. The sales increase in the U.S. is attributable to higher prices realized as we transition from employing a distributor to direct selling through our Patient sales force.

Other Revenues

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Increase/ (Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Increase/ (Decrease) YTD FY07 vs. YTD FY06
Equipment	$4,405	$6,623	(33.5)%	$10,013	$12,734	(21.4)%
Miscellaneous & Service	7,766	6,901	12.5	14,290	12,830	11.4
Total other revenues	$12,171	$13,524	(10.0)%	$24,303	25,564	(4.9)%

Equipment revenue decreased 33.5% as compared to the second quarter of fiscal year 2006 and 21.4% as compared to the first six months of fiscal year 2006. Foreign exchange resulted in a 0.3% increase for the quarter and 0.3% decrease for the first six months in equipment revenue.  The remaining decrease of 33.8% for the quarter consists of decreases in cell processing equipment sales in the U.S. and Cell Saver equipment sales in Japan, U.S. and Europe. The remaining decrease of 21.1% for the first six months over fiscal year 2006 consists of decreases in Cell Saver equipment sales in the U.S. and Japan, platelet equipment in Japan, and red cell and cell processing equipment sales in the U.S., partly offset by strong plasma equipment sales in Europe. Equipment sales fluctuate from period to period.

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software division, 5D.

Miscellaneous and Service revenue increased 12.5% as compared to the second quarter of fiscal year 2006 and 11.4% for the first six months compared to fiscal year 2006.  Foreign exchange resulted in a 1.2% increase in miscellaneous and service revenue during the quarter and 1.9% decrease for the first six months.  Of the remaining increase of 11.3% for the quarter and 13.3% for the first six months, the increase for the quarter and six months is largely due to increased revenues from 5D.  These increased sales were principally the result of a software support contract for a military customer.

Gross Profit

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Increase/ Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Increase/ Decrease) YTD FY07 vs. YTD FY06
Gross Profit	$55,162	$51,765	6.6%	$112,535	$106,289	5.9%
% of net revenues	50.8%	51.5%		51.3%	52.2%

Gross profit increased 6.6% and 5.9%, respectively, as compared to the second quarter and first six months of fiscal year 2006.  Foreign exchange resulted in a 1.8% decrease for the quarter and 0.6% for the first six months in gross profit as compared to fiscal year 2006. The remaining increase of 8.4% for the quarter and 6.6% for the first months was due primarily to i) the net increase in sales, and ii) improved manufacturing efficiencies as a result of more product being produced in our plants partly offset by (iii) product mix as we sold more commercial plasma product with lower gross margins (iv) an increase in equipment depreciation expense primarily as a result of additional machines placed at our US commercial plasma customers related to market share gains and collection growth and (v)  a $1.1 million reserve for equipment and components that took place in fiscal year 2006.

Operating Expenses

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Increase/ (Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Increase/ (Decrease YTDFY07 vs. YTDFY06
Research and development	$6,119	$6,283	(2.6)%	$11,541	$11,824	(2.4)%
% of net revenues	5.6%	6.3%		5.3%	5.8%
Selling, general and administrative	34,741	30,103	15.4%	71,649	60,591	18.3
% of net revenues	32.0%	30.0%		32.7%	29.8%
In-Process R&D	9,073	0	—	9,073	0	—
Cost to Equity	73	187	(61.0)%	225	362	(37.8)%

Total Operating Expenses	$50,006	$36,573	36.7%	$92,488	$72,777	27.1%
% of net revenues	46.1%	36.4%		42.2%	35.7%

Research and Development

Research and development expenses decreased 2.6% as compared to current quarter of fiscal year 2006 and 2.4% for the first six months as compared to fiscal year 2006.  Foreign exchange resulted in a 0.3% increase in research and development during the quarter and a 0.3% decrease in research and development during the first six months.  The significant factor in the remaining decrease of 2.9% for the quarter and 2.1% for the first six months was lower research and development expenses primarily related to capitalization of software development costs in first and second quarter in fiscal year 2007 that we did not capitalize until third quarter of fiscal year 2006 after reaching technological feasibility.  New product spending was significantly directed towards the development of our new, multi-component collection platform.

Selling, General and Administrative

During the second quarter of fiscal year 2007, selling, general and administrative expenses increased 15.4% and 18.3% for the first six months.  Foreign exchange resulted in a 0.6% increase in selling, general and administrative during the quarter and a 0.6% decrease in selling, general and administrative during the first six months.  Excluding the impact of foreign exchange, selling, general and administrative expense increased 14.9% and 19.2%, respectively for the second quarter and first six months as compared to comparable periods in fiscal year 2006  The increase for the quarter was largely due (i) stock compensation expense related to the adoption of FAS 123R which accounted for 50.3% of the increase for the quarter and 44.8% for the first six months (ii) restructuring related costs mainly in our international operations which accounted for 25.2% of the increase for the second quarter and 23.7% for the first six months and (iii) expansion of sales and marketing staff, particularly our patient sales force and increased reserves for bad debt.

In Process Research and Development

Purchased Research and Development

The $9.1 million purchased research and development that was charged to operating expenses consists of a project for the advancement and development of the technology in the blood collection and testing applications, and for the purposes of licensing the technology outside of the blood collection and testing marketplace.  The project includes work to reduce the size of the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

For purposes of valuing the acquired purchased research development, the Company estimated total costs to complete the current development of the platform of approximately $11 million. For the in-process project the Company acquired in connection with the acquisition of Arryx, Inc., it used a risk-adjusted discount rate of 29% to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Operating Income

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Increase/ (Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Increase/ (Decrease) YTD FY07 vs. YTD FY06

Operating income	$5,156	$15,192	(66.1)%	$20,047	$33,512	(40.2)%
% of net revenues	4.8%	15.1%		9.1%	16.5%

Operating income decreased 66.1% and 40.2%, respectively, as compared to the second quarter and first six months of fiscal year 2006.  Foreign exchange resulted in a 7.5% decrease in operating income during the quarter and 0.8% decrease during the first six months.  Without the effects of foreign currency, operating income decreased 59.3% for the quarter and 39.8% for the first six months primarily due to increases in operating expenses that exceeded increases in gross profit. The primary contributors to higher operating expenses were (i) in process R&D related to Arryx, (ii) stock compensation expense related to the adoption of FAS 123R (iii) restructuring related costs mainly in our international operations, (iv) expansion of sales and marketing staff, particularly our patient sales force and (v) increased reserves for bad debt.  These increases more than offset the increases in gross profit.

Other income, net

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Change/ Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Change/ YTD FY07 vs. YTD FY06
Interest expense	$(421)	$(522)	(19.3)%	$(846)	$(1,063)	(20.4)%
Interest income	1,951	1,083	80.1	3,977	2,396	66.0
Other income, net	425	481	(11.6)	1,337	1,345	(0.6)

Total other income, net	$1,955	$1,042	87.6%	$4,468	$2,678	(66.8)%
% of net revenues	1.8%	1.0%		2.0%	1.3%

Total other income, net increased during both the second quarter and six month periods of fiscal year 2007. Interest income, net increased due to lower average debt outstanding, higher cash balances and higher interest rates. Other income, net decreased for the six month periods of fiscal year 2007, as a result of increases in hedge-points which was more than offset by a $0.3 million insurance settlement on a property loss during the first quarter of fiscal year 2006.  Hedge-points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

	For the three months ended			For the six months ended
(in thousands)	September 30, 2006	October 1, 2005	% Increase/ (Decrease) Q2FY07 vs. Q2FY06	September 30, 2006	October 1, 2005	% Increase/ (Decrease) YTD FY07 vs. YTD FY06
Reported Income Tax Rate	82.2%	33.7%	48.5%	49.3	35.2	14.2%

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises.  Events or items that give rise to discrete recognition include: the finalization of open tax years or a stock acquisition.

The reported tax rate was 82.2% and 49.3% for the current three and six month periods ended September 30, 2006 respectively.  The reported tax rate includes:

A  35.5% expected annual tax rate which reflects higher tax exempt income than in prior periods and stock compensation expenses  that are not deductible in all jurisdictions.

The reported rate also incorporates the $9.1 million non-deductible In Process Research and Development charge (see Footnote #16 Acquisition) and the adjustment to convert our investment in Arryx, Inc. to the equity method.

The reported tax rate was 33.7% and 35.2% for the three and six months ended October 1, 2005, respectively.

We expect our annual tax rate to be approximately 35.5% for the remainder of fiscal year 2007.  Future adjustments may also increase or decrease the reported tax rate.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	September 30, 2006	April 1, 2006
	(dollars in thousands)
Cash & cash equivalents	$242,200	$250,667
Working capital	$325,690	$330,288
Current ratio	4.7	4.7
Net cash position (1)	$207,588	$211,514
Days sales outstanding (DSO)	68	71
Disposables finished goods inventory turnover	6.0	6.0

(1)           Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures and acquisitions (including the acquisition of Arryx on July 18, 2006 - See Footnote 16 Acquisition), new business and product development and working capital for at least the next twelve months.

			$ Increase
	For the six months ended		Q2 07 vs Q2
	September 30, 2006	October 1, 2005	06
	(In thousands)
Net cash provided by (used in):
Operating activities	33,499	22,628	$10,871
Investing activities	(38,763)	(7,613)	$(31,150
Financing activities	(4,164)	9,881	$(14,045)
Effect of exchange rate changes on cash (1)	961	(730)	$1,691
Net increase in cash and cash equivalents	$(8,467)	$24,166	$(32,633)

(1)             The balance sheet is affected by spot exchange rates used to translate local currency amounts into US dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Through September 30, 2006, the Company has repurchased approximately 0.3 million shares of its common stock for an aggregate purchase price of $14.3 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued). At September 30, 2006 we had $25.7 million remaining on the $40.0 million share buyback expenditure limit set by the Board of Directors.

Cash Flow Overview:

Six Month Comparison

Operating Activities:

Net cash provided by operating activities increased $10.9 million in the first six months of fiscal year 2007 as compared to 2006 due primarily to:

Increases from:

•                  $0.5 million in net income adjusted for non-cash items

•                  $11.2 million less cash used by accounts receivables due to reduced days sales outstanding partly offset by increased sales

•                  $2.2 million less cash used by inventory

Partially offset by decreases from:

•                  $2.9 million increase in other assets and other long-term liabilities, accounts payable and accrued expenses

Investing Activities:

Net cash used in investing activities increased $31.5 million as a result of:

•                  $23.3 million investment in the acquisition of Arryx, Inc. (see Note #16 Acquisition)

•                  $1.1 million less proceeds from the sale of property, plant and equipment

•                  $6.7 million increase in capital expenditures due to the placement of more new devices with customers, notably US Plasma, and an investment in an ERP software license.

Financing Activities:

Net cash used by financing activities decreased by $14.0 million. The decrease was due primarily to:

Decreases from:

•                  $10.6 million decrease which reflects shares of common stock the Company repurchased in Q2 FY07.

•                  $6.3 million decrease which reflects payments made in Fiscal 2007 on the short-term revolving credit facility in our Japanese subsidiary.

Partially offset by increases from:

•                  $2.9 million increase in the exercise of stock options and stock compensation expense.

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

			Composite Index Hedge Spot Rates	Favorable / (Unfavorable) Change versus Prior Year

FY2003		Q1	1.09	(8.9)%
		Q2	1.08	(10.3)%
		Q3	1.10	(8.1)%
		Q4	1.17	(11.0)%
2003	Total		1.11	(9.5)%

FY2004		Q1	1.13	(3.6)%
		Q2	1.05	3.6%
		Q3	1.06	3.2%
		Q4	1.01	15.9%
2004	Total		1.06	4.9%

FY2005		Q1	0.97	15.7%
		Q2	0.99	5.1%
		Q3	0.92	15.5%
		Q4	0.89	14.1%
2005	Total		0.94	12.7%

FY2006		Q1	0.92	5.2%
		Q2	0.91	9.1%
		Q3	0.87	5.7%
		Q4	0.86	2.8%
2006	Total		0.89	5.1%

FY2007		Q1	0.89	3.6%
		Q2	0.92	(1.1)%
		Q3	0.96	(9.4)%
		Q4	0.95	(9.3)%
2007	Total		0.93	(4.2)%

FY2008		Q1	0.92	(3.1)%
		Q2	0.93	(1.0)%
		Q3	0.94 *	2.4%

NOTE:  * Represents hedges through November FY08 only.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes”. Interpretation No. 48 requires management to perform a two step evaluation for all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. This interpretation therefore provides management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements tax positions that the Company has taken or expects to take on their tax returns. While additional efforts will be necessary to measure, present, and disclose this information, the Company does not believe that this will have a material impact on its results. This statement is effective for our fiscal year 2008.

In September 2006, the FASB issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is an amendment of FASB Statements 87, 88, 106 and 123R. This statement requires that we:

•      Recognize in our balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•      Measure our defined benefit postretirement plan’s assets and obligations that determine the funded status as of the end of our fiscal year.

•      Recognize changes in the funded status of our defined benefit post retirement plan in comprehensive income in the year in which the changes occur.

This statement is effective for this fiscal year end FY07. We do not expect this to have a significant effect as, of the various retirement programs the Company offers to its employees, only two of these in our international locations are defined benefit plans covered by the pronouncement.

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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At September 30, 2006, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged Currency	(BUY) / SELL Local Currency	Weighted Spot Contract Rate		Weighted Forward Contract Rate		Fair Value	Maturity

Euro	6,165,000	$1.184		$1.207		$(402,291)	Oct - Nov 2006
Euro	8,915,000	$1.206		$1.229		$(427,600)	Dec 2006 - Feb 2007
Euro	8,880,000	$1.260		$1.285		$22,663	Mar - May 2007
Euro	8,186,000	$1.272		$1.294		$56,935	Jun - Aug 2007
Japanese Yen	1,123,000,000	117.1	per US$	112.2	per US$	$402,552	Oct - Nov 2006
Japanese Yen	1,399,000,000	116.6	per US$	111.6	per US$	$431,052	Dec 2006 - Feb 2007
Japanese Yen	1,251,000,000	113.7	per US$	108.6	per US$	$552,073	Mar - May 2007
Japanese Yen	1,467,000,000	116.9	per US$	111.7	per US$	$151,310	Jun - Aug 2007
				Total:		$786,694

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the US dollar relative to all other major currencies.  In the event of a 10% strengthening of the US dollar, the change in fair value of all forward contracts would result in a $10.2 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $11.2 million decrease in the fair value of the forward contracts

INTEREST RATE RISK

All of our long-term debt is at fixed rates.  Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts.  The fair value of our long-term debt, however, does change in response to interest rate movements due to its fixed rate nature.  These changes reflect the premium (when market interest rates decline below the contract fixed interest rates) or discount (when market interest rates rise above the fixed interest rate) that an investor in these long term obligations would pay in the market interest rate environment.

At September 30, 2006, the fair value of our long-term debt was approximately $1.0 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $5.7 million, 7.05% fixed rate senior notes and our $7.0 million, 8.41% real estate mortgage.

At October 1, 2005, the fair value of our long-term debt was approximately $2.1 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $11.4 million, 7.05% fixed rate senior notes and our $7.5 million, 8.41% real estate mortgage.

Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at September 30, 2006 the fair value of our long-term debt would change by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three and six months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Through September 30, 2006, the Company has repurchased approximately 0.3 million shares of its common stock for an aggregate purchase price of $14.3 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued). At September 30, 2006 we had $25.7 million remaining on the $40.0 million share buyback expenditure limit set by the Board of Directors in August 2006.

During the six months ended September 30, 2006, the Company repurchased $14.3 million or 0.3 shares million of its Common Stock as illustrated in the table below:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2, 2006 to July 29, 2006	N/A	$N/A	N/A	$N/A
July 30, 2006 to August 26, 2006	N/A	$N/A	N/A	$N/A
August 27, 2006 to September 30, 2006	305,400	$46.68	$14,264,159	$25,735,840

Total	305,400	$46.68	$14,264,160	$25,735,840

As of September 30, 2006, the Company had 27.0 million basic shares of its Common Stock outstanding.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On August 9, 2006, the Company held its annual meeting of stockholders.  At the meeting, Ronald G. Gelbman, Ronald A. Matricaria and Brad Nutter were re-elected as Directors for a term ending in 2009.  The voting results were as follows:

Ronald G. Gelbman	For 23,195,580	Withheld	1,568,874
Ronald A. Matricaria	For 24,666,625	Withheld	97,829
Brad Nutter	For 24,665,120	Withheld	99,334

The other members of the Board of Directors whose terms continued after the meeting were:

Serving a Term Ending in 2007 — Susan Bartlett Foote, Pedro P. Granadillo and Mark W. Kroll

Serving a Term Ending in 2008 — Lawrence C. Best, Richard J. Meelia and Ronald L. Merriman

At the meeting, the stockholders voted to increase the number of shares of Common Stock which the Corporation has authority to issue from 80,000,000 shares to 150,000,000 shares. The vote was as follows:

For 18,271,553	Against	6,477,801	Abstain	15,098	Broker Non-Vote—

At the meeting, the stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as independent public accountants for the current fiscal year.  The vote was as follows:

For 24,557,185	Against	197,609	Abstain	9,660	Broker Non-Vote—

On October 27, 2006 Ronald A. Matricaria notified the Board of Directors of his decision to retire as a director at the end of December 2006

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

HAEMONETICS CORPORATION

Date: November 7, 2006	By:	/s/ Brad Nutter
Brad Nutter, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006	By:	/s/ Ronald J. Ryan
Ronald J. Ryan, Vice President and Chief
Financial Officer (Principal Financial Officer)