Form 10-Q
period 2006-12-30
HAEMONETICS CORP
filed 2007-02-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: December 30, 2006      Commission File Number: 1-10730

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

Yes   ☐      No   ☒

The number of shares of $.01 par value common stock outstanding as of December 30, 2006:

26,417,744

HAEMONETICS CORPORATION

ITEM 1.                    FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	Three months		Nine Months
	Ended		Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005(1)	2006	2005(1)
Net revenues	$113,527	$105,677	$332,688	$309,338
Cost of goods sold	57,108	50,008	163,735	147,380
Gross profit	56,419	55,669	168,953	161,958
Operating expenses:

Research and development	5,804	9,463	17,345	21,287
Selling, general and administrative	33,610	31,250	105,258	91,841
Other unusual charges relating to acquisition (Note 16)	—	165	225	527
In process research and development (Note 16)	—	—	9,073	—
Arbitration award income	—	(26,350)	—	(26,350)
Total operating expenses	39,414	14,528	131,901	87,305
Operating income	17,005	41,141	37,052	74,653

Interest expense	(342)	(435)	(1,187)	(1,498)
Interest income	1,925	2,875	5,902	5,271
Other income, net	816	742	2,153	2,087

Income before provision for income taxes	19,404	44,323	43,920	80,513
Provision for income taxes	2,503	16,399	14,595	29,122
Net income	$16,902	$27,924	$29,324	$51,391

Basic income per common share
Net income	$0.64	$1.05	$1.09	$1.95

Income per common share assuming dilution
Net income	$0.62	$1.01	$1.06	$1.87

Weighted average shares outstanding
Basic	26,527	26,542	26,838	26,406
Diluted	27,367	27,646	27,754	27,413

(1)             Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #16

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)

	December 30,	April 1,
	2006	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$227,707	$250,667
Accounts receivable, less allowance of $1,459 at December 30, 2006 and $1,086 at April 1, 2006	85,988	86,901
Inventories	59,680	54,571
Deferred tax asset, net	12,987	11,156
Prepaid expenses and other current assets	12,151	15,109
Total current assets	398,513	418,404
Total Property, plant and equipment	301,723	283,475
Less accumulated depreciation	(217,673)	(208,209)
Net property, plant and equipment	84,050	75,266
Other assets:
Other Intangibles, less amortization of $16,460 at December 30, 2006 and $14,447 at April 1, 2006	25,927	22,945
Goodwill, net	33,548	18,483
Deferred tax asset, long term	3,759	1,237
Other long-term assets	4,071	9,122
Total other assets	67,305	51,787
Total assets	$549,868	$545,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$23,248	$26,176
Accounts payable	16,514	14,217
Accrued payroll and related costs	16,263	18,318
Accrued income taxes	9,473	10,264
Other accrued liabilities	20,451	19,141
Total current liabilities	85,949	88,116
Long-term debt, net of current maturities	6,828	12,977
Other long-term liabilities	3,747	3,800
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value; Authorized 150,000,000 shares; Issued 26,417,744 at December 30, 2006 and 26,829,249 at April 1, 2006,	264	268
Additional paid-in capital	157,700	141,371
Retained earnings	295,982	301,759
Accumulated other comprehensive loss	(602)	(2,834)
Total stockholders’ equity	453,344	440,564
Total liabilities and stockholders’ equity	$549,868	$545,457

(1)             Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #16

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amounts	Capital	Earnings	Loss	Equity	Income

Balance, April 1, 2006 (1)	26,829	$268	$141,371	$301,759	($2,834)	$440,564

Employee stock purchase plan	48		1,929			1,929

Exercise of stock options and related tax benefit	393	4	11,883			11,887

Shares Repurchased	(853)	(8)	(4,891)	(35,101)		(40,000)

Stock Compensation Expense			7,408			7,408

Net income				29,324		29,324	$29,324

Foreign currency translation adjustment					5,129	5,129	$5,129

Unrealized loss on cash flow hedges					(2,897)	(2,897)	($2,897)

Comprehensive income							$31,556

Balance, December 30, 2006	26,417	$264	$157,700	$295,982	($602)	$453,344

(1)             Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #16

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Nine Months Ended
	December 30,	(1)December 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$29,324	$51,391
In-process research and development and other	$9,298	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	21,026	18,485
Impairment of intangibles	—	3,750
Stock Compensation Expense	7,420	—
Deferred tax expense	—	26
Gain on sales of plant, property and equipment	(818)	(1,762)
Tax benefit related to exercise of stock options	—	1,876
Unrealized (gain) loss from hedging activities	(3,336)	2,160
Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	4,161	(10,214)
Increase in inventories	(6,492)	(7,252)
(Increase)/decrease in prepaid income taxes	229	(927)
Increase/(decrease) in other assets and other long-term liabilities	1,384	290
(Decrease)/increase in accounts payable and accrued expenses	(2,729)	1,143
Net cash provided by operating activities	59,467	59,493
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(26,985)	(21,362)
Proceeds from sale of property, plant and equipment	2,588	3,955
Acquisition of Arryx, Inc.	(23,227)	—
Acquisition of software development company and milestone payments	—	(1,020)
Acquisition of license rights	—	(3,000)
Net cash used in investing activities	(47,624)	(21,427)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(435)	(400)
Net (decrease)/increase in short-term revolving credit agreements	(2,769)	990
Payments on long-term credit agreements	(5,713)	(5,714)
Employee stock purchase plan	1,937	1,496
Exercise of stock options and related excess tax benefit	10,651	9,610
Stock Repurchase	(40,000)	—
Grant monies received	—	396
Net cash provided by financing activities	(36,329)	6,378
Effect of Exchange Rates on Cash and Cash Equivalents	1,526	(908)
Net Decrease in Cash and Cash Equivalents	(22,960)	43,536
Cash and Cash Equivalents at Beginning of Period	250,667	185,815
Cash and Cash Equivalents at End of Period	$227,707	$229,351
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$2,602	$1,886
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,292	$1,734
Income taxes paid	$13,054	$30,063

(1)             Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #16

The accompanying notes are an integral part of these consolidated financial statements

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the nine months ended December 30, 2006. Additionally, the FY06 amounts have been restated in accordance with “Accounting Principles Board, Opinion No 18, The Equity Method of Accounting for Investments in Common Stock” to reflect our investment in Arryx, Inc. for periods prior to the acquisition. (See note #16 Acquisition) Operating results for the nine month period ended December 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2007.  For further information, refer to the audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 1, 2006.

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

In December 2006, the FASB issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is an amendment of FASB Statements 87, 88, 106 and 123R. This statement requires that we:

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

	For the three months ended
	December 30, 2006	December 31, 2005
	(in thousands, except per share amounts)
Basic EPS
Net income	$16,902	$27,924

Weighted average shares	26,527	26,542

Basic earnings per share	$0.64	$1.05

Diluted EPS
Net income	$16,902	$27,924

Basic weighted average shares	26,527	26,542
Effect of stock options	840	1,104

Diluted weighted average shares	27,367	27,646

Diluted earnings per share	$0.62	$1.01

	For the nine months ended
	December 30, 2006	December 31, 2005
	(in thousands, except per share amounts)
Basic EPS
Net income	$29,324	$51,391

Weighted average shares	26,838	26,406

Basic earnings per share	$1.09	$1.95

Diluted EPS
Net income	$29,324	$51,391

Basic weighted average shares	26,838	26,406
Effect of stock options	916	1,007

Diluted weighted average shares	27,754	27,413

Diluted earnings per share	$1.06	$1.87

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

We adopted SFAS No. 123R as of April 2, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, our condensed consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense of $7.4 million was recognized under SFAS No. 123R for the nine months ended December 30, 2006.  The related income tax benefit recognized was $2.1 million. We recognize stock-based compensation on a straight line basis.  As noted above, there was no stock-based compensation expense related to employee stock options recognized in the statement of income during the nine months ended December 31, 2005.

For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 1, 2006.   Our stock-based compensation plans currently consist of stock options and an employee stock purchase plan.  Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors.  Options granted in the nine months ended December 30, 2006 vest over a four year period of time for employees and immediately for Directors and, expire not more than 7 years from the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the three and nine months ended December 31, 2005.

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net Income, as reported	$27,924	51,391
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(1,522)	(4,702)
Pro forma net income	$26,402	46,689

Basic EPS, as reported	$1.05	1.95
Basic EPS, pro forma	$1.00	1.77
Diluted EPS, as reported	$1.01	1.87
Diluted EPS, pro forma	$0.96	1.70

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) be reported as a financing cash flow, rather than as an operating cash flow, as previously required. This excess tax benefit was $0.1 million and $1.7 million for the three and nine months ended December 30, 2006, respectively.

A summary of information related to stock options is as follows:

	For the nine months ended December 30, 2006
Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in thousands)

Outstanding at April 1, 2006	3,709,258	$29.71
Granted	741,151	52.68
Exercised	(153,933)	22.69
Lapsed (forfeited or cancelled)	(23,001)	42.09
Outstanding at July 1, 2006	4,273,475	$33.88
Granted	115,695	46.53
Exercised	(217,753)	22.40
Lapsed (forfeited or cancelled)	(16,610)	42.20
Outstanding at September 30, 2006	4,154,807	$34.80
Granted	21,726	48.00
Exercised	(21,712)	25.69
Lapsed (forfeited or cancelled)	(17,400)	45.68
Outstanding at December 30, 2006	4,137,421	$34.87	5.75	$48,115
Exercisable at December 30, 2006	2,316,878	$28.87	5.3	$37,945
Expected to Vest at December 30, 2006	3,923,838	$34.30	5.73	$47,426

The total intrinsic value of options exercised during the three and nine months ending December 30, 2006 was $0.4 million and $8.7 million, respectively.

As of December 30, 2006, there was $19.6 million of total unrecognized compensation cost related to non vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares fully vested during the nine months ended December 30, 2006 was $24.8 million.

The weighted average fair value for our options granted in the first nine months of 2006 and 2005 was $19.09 and $14.77, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of US Treasury issues with a term equal to the expected life of the option being valued.   The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the periods presented are as follows:

	December 30,	December 31,
	2006	2005
Stock Options Black-Scholes assumptions (weighted average):
Volatility	0.31	0.31
Expected life (years)	5.0	5.1
Risk-free interest rate	4.98%	4.08%
Dividend yield	0.00%	0.00%

5.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.8 million and $1.3 million for the three month periods ended December 30, 2006 and December 31, 2005, respectively, and $5.1  million and $4.0 million for the nine month periods ended December 30, 2006 and December 31, 2005, respectively, that are included in selling, general and administrative expenses.  Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

	For the three months ended
	December 30, 2006	December 31, 2005
	(in thousands)

Warranty accrual as of the beginning of the period	$676	$698

Warranty provision	399	457

Warranty spending	(396)	(407)

Warranty accrual as of the end of the period	$679	$748

	For the nine months ended
	December 30, 2006	December 31, 2005
	(in thousands)

Warranty accrual as of the beginning of the period	$676	$703

Warranty provision	1,143	1,196

Warranty spending	(1,140)	(1,151)

Warranty accrual as of the end of the period	$679	$748

8.   COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
	December 30, 2006	December 31, 2005
	(in thousands)

Net income	$16,902	$27,924

Other comprehensive income:
Foreign currency translation	1,568	(1,274)
Unrealized (loss) gain on cash flow hedges, net of tax	(582)	2,064
Reclassifications into earnings of cash flow hedge losses (gains), net of tax	488	(1,215)
Total comprehensive income	$18,376	$27,499

	For the nine months ended
	December 30, 2006	December 31, 2005
	(in thousands)

Net income	$29,324	$51,391

Other comprehensive income:

Foreign currency translation	5,129	(6,168)

Unrealized (loss) gain on cash flow hedges, net of tax	(2,485)	5,819

Reclassifications into earnings of cash flow hedge gains, net of tax	(412)	(661)

Minimum pension liabilities adjustment, net of tax	—	(52)
Total comprehensive income	$31,556	$50,329

9.   INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	December 30, 2006	April 1, 2006
	(in thousands)
Raw materials	$15,975	$14,683
Work-in-process	5,948	5,528
Finished goods	37,757	34,360
	$59,680	$54,571

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

Other technology

During the third quarter of fiscal year 2006 we recognized an impairment charge in research and development expenses of $3.8 million related to the excess of the carrying value over the fair market value of an intangible asset, related to platelet pathogen reduction technology.  Fair market value was determined based on discounted cash flows analysis.  The impairment was triggered by near term plans at that time by most of the European market to adopt an alternate technology, bacterial detection.  These intentions were confirmed by published plans and studies issued in our third quarter.  The carrying value of the pathogen reduction technology was reduced to zero.

Customer contracts and related relationships

With the final outcome of our arbitration against Baxter International during the third quarter of fiscal 2006, we retired an intangible customer relationship asset that was satisfied in full as a result of the arbitration award.  Total cost of this retired asset was $2.9 million and accumulated amortization was $0.9 million, for a net carrying value of $2.0 million prior to retirement.

Goodwill

The change in the carrying amount of our goodwill during the nine months ended December 30, 2006 is as follows (in thousands):

Carrying amount as of April 1, 2006	$18,483

Arryx, Inc. (a)	15,012
Effect of change in rates used for translation	53

Carrying amount as of December 30, 2006	$33,548

(a)             See Note #16 Acquisition for a full description of the acquisition of Arryx, Inc. which occurred on July 18, 2006.

Other Intangible Assets

As of December 30, 2006 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful life (in years)

Amortized Intangibles

Patents	$13,682	$4,376	13

Other technology	19,046	8,574	14

Customer contracts and related relationships	9,155	3,510	14

Subtotal	$41,883	$16,460	14

Indefinite Life Intangibles

Trade name	504		Indefinite

Total Intangibles	$42,387	$16,460

As of April 1, 2006 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful life (in years)

Amortized Intangibles

Patents	$10,389	$3,198	13

Other technology	17,369	8,349	14

Customer contracts and related relationships	9,130	2,900	14

Subtotal	$36,888	$14,447	14

Indefinite Life Intangibles

Trade name	503		Indefinite

Total Intangibles	$37,391	$14,447

Changes to the net carrying value of our intangible assets from April 1, 2006 to December 30, 2006, reflect the acquisition of Arryx, Inc. (see Note 16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for amortized other intangible assets, excluding impairment charges, was $0.7  million and $0.6 million for the three months ended December 30, 2006 and December 31, 2005, respectively. Amortization expense for the nine months ended December 30, 2006 and December 31, 2005 was $2.0 million and $1.6 million, respectively, excluding the impact of the impairment charges. Annual amortization expense is expected to approximate $2.6 million for fiscal years 2007 and 2008, $3.1 million for fiscal year 2009, and $3.7 million for both fiscal years 2010 and 2011.

11.    INCOME TAXES

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises.  Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years or a stock acquisition.

The reported tax rate was 12.9% and 33.2% for the current three and nine month periods ended December 30, 2006 respectively.  The reported tax rate includes:

A 35.0% expected annual tax rate which reflects higher tax exempt income than in prior periods and stock compensation expenses  that are not deductible in all jurisdictions.

The reported rate also incorporates:

The $9.1 million non-deductible In Process Research and Development charge (see Footnote #16 Acquisition) and the adjustment to convert our investment in Arryx, Inc. to the equity method.

A $3.6 million reversal in previously accrued income taxes upon completion of an Internal Revenue Service income tax return examination for fiscal years 2001 through 2003.

A $.4 million net revision in the estimated income tax expense for fiscal year 2006 and certain international tax matters.

The reported tax rate was 33.7% and 35.2% for the three and nine months ended December 31, 2005, respectively.

We expect our annual tax rate to be approximately 35.0% for the remainder of fiscal year 2007.  Future adjustments may also increase or decrease the reported tax rate.

Legislation was recently enacted to retroactively reinstate the Federal Research and Experimentation tax credit that provides a tax benefit on certain incremental R&D expenditures to the beginning of the fiscal year Accordingly, the benefit for nine months ended December 30, 2006 is reflected in our expected annual tax rate this quarter.

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

On October 6, 2005 the arbitration panel entered a final award in our claim against Baxter.  On October 13, 2005 we received $30.8 million from Baxter in full satisfaction of this award including damages, reimbursement of attorneys’ fees and costs, and statutory interest since the time of the arbitration panel’s initial award on May 20, 2005.

Certain of the award proceeds relate to the repayment of a lease receivable, with a carrying amount of $0.7 million, and the retirement of an intangible asset, with a carrying amount of $2.0 million, related to a supply contract that has been fully satisfied with this award.  After retirement of these assets the award increased pre-tax income by $28.1 million in the three months ended December 31, 2005, including a reduction in selling, general and administration expenses of $0.4 million for attorneys’ fees incurred during the current year, $26.4 million of arbitration award income (representing the operating income component of the damages), and $1.3 million of interest income, representing the receipt of statutory interest on the arbitration award since the time of the arbitration panel’s initial award on May 20, 2005 through the receipt of the award proceeds on October 13, 2005.

13.   DEFINED BENEFIT PENSION PLANS

Two of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	December 30, 2006	December 31 2005
	(in thousands):
Service Cost	$155	$180
Interest cost on benefit obligation	46	45
Expected return on plan assets	(20)	(16)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	1	6
Net periodic benefit cost	$182	$215

	For the nine months ended
	December 30, 2006	December 31 2005
	(in thousands):
Service Cost	$479	$561
Interest cost on benefit obligation	142	136
Expected return on plan assets	(61)	(49)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	4	19
Net periodic benefit cost	$564	$667

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

Donor

The blood bank products include machines, single use disposables and solutions that perform “apheresis,” (the separation of whole blood into its components and subsequent collection of certain components, including platelets and plasma) as well as the washing of red blood cells for certain procedures. The main devices used for these blood component therapies are the MCS®+ mobile collection systems and the ACP® 215 automated cell processing system. In addition, the blood bank product line includes generic solutions that we produce for pharmaceutical companies pursuant to contracts.

Red cell products include machines, single use disposables and solutions that perform apheresis for the collection of red blood cells.  The devices used for the collection red blood cells is the MCS®+ 8150 mobile collection system.

Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma.  The devices used in automated plasma collection are the PCS®2 plasma collection system and the Superlite™.

In 2003, Haemonetics entered into a marketing partnership with Hemosystems S.A. to market Hemosystems’ ScanSystem platelet bacterial detection system.  Over the past three years, Haemonetics and Hemosystems have made progress in penetrating this market, but at a slower rate than hoped.  Haemonetics decided during fiscal 2007 not to renew its partnership with Hemosystems so that it can devote its sales resources to other projects.

Patient

Patient products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Patient products include the OrthoPAT®, Cell Saver® and cardioPAT autologous blood recovery systems, and the Smart Suction Harmony which is a suction device designed to operate together with these blood recovery systems. Cell Saver and cardioPAT technologies are used  cardiovascular,  for higher blood loss surgeries and trauma.   OrthoPAT technology is used for lower, slower blood loss orthopedic procedures, where bleeding takes place during and after surgery.  These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.

Other

Other revenue includes revenue generated from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales, including revenue from our information services division, 5D. 5D provides software support and collection and data management systems, principally to plasma collectors and the US Department of Defense.

Revenues from External Customers:

	Three months Ended
	December 30, 2006	December 31, 2005
	(in thousands)
Disposable Revenues by Product Family
Donor:
Plasma	$32,362	$27,461
Blood Bank	30,954	33,588
Red Cell	11,132	9,304
	$74,448	$70,353
Patient:
Surgical	$16,989	$16,791
OrthoPAT	7,491	5,697
	$24,480	$22,488

Disposables Revenue	$98,928	$92,841

Equipment	5,194	5,813
Other	9,405	7,023

Total revenues from external customers	$113,527	$105,677

	Nine months Ended
	December 30, 2006	December 31, 2005
	(in thousands)
Disposable Revenues by Product Family
Donor:
Plasma	$96,253	$80,702
Blood Bank	93,998	98,471
Red Cell	32,105	26,662
	$222,356	$205,835
Patient:
Surgical	$49,298	$49,281
OrthoPAT	22,132	15,822
	$71,430	$65,103

Disposables Revenue	$293,786	$270,938

Equipment	15,207	18,547
Other	23,695	19,853

Total revenues from external customers	$332,688	$309,338

15.   RESTRUCTURING

During the nine months ended December 30, 2006, we began the reorganization of certain of our international sales and service organizations and recorded pre-tax restructuring costs of $2.9 million as selling, general and administrative costs.  The aggregate full year restructuring costs related to these actions are expected to be in the range of $2.5 million to $4 million on a pre-tax basis.  We expect to incur approximately $3.0 million of employee related costs, including severance and certain other employee benefits, and up to approximately $1.0 million of lease termination and related facility closure costs.

The following summarizes the restructuring activity for the nine months ended December 30, 2006

(Dollars in thousands)	Cost Incurred	Payments	Asset Write down	Balance at December 30, 2006
Employee-related costs	$2,370	$2,138	$—	$232
Facility related costs	562	—	101	461
	$2,932	$2,138	$101	$693

16.   ACQUISITION

On July 18, 2006, the Company acquired the remaining outstanding shares of Arryx, Inc. for $26 million.  We previously had a $5 million cost method investment in Arryx, Inc. as well as a license agreement for the use of its technology in a defined field of use with a carrying value of approximately $3 million. The results of Arryx, Inc. have been included in our consolidated financial statements for periods after the acquisition date, and we have restated our prior period financial results to record our cost method investment on the equity method of accounting in accordance with Accounting Principles Board, Opinion No 18, “The Equity Method of Accounting for Investments in Common Stock” which resulted in recognizing our 18.6% proportionate share of Arryx losses in periods prior to the current acquisition. We recorded cumulative equity method losses of $1.3 million for periods prior to the acquisition date. We recorded an in-process research and development charge of $9.1 million in connection with this acquisition.

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

The preliminary purchase price is as follows

(in thousands)

Consideration for Arryx, Inc.

Cash portion of consideration	$26,558
License agreement with Arryx, Inc.	3,298
Cost Method Investment, representing 18.6% of outstanding Arryx, Inc. Shares	5,000
Adjust Cost Method Investment to Equity Method in accordance with Accounting Principles Board Opinion No. 18	(1,311)

Total Consideration	33,545

Other acquisition-related costs

Other estimated acquisition-related costs	447

Total acquisition related costs	$33,992

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

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

(in thousands)	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate used in Purchase Price Allocation
Amortizable intangible assets
Technology — developed	$2,735	10.0 years	26%
Patents	3,293	12.0 years	25%
	$6,028	10.5 years

Goodwill	$14,926

In-process research and development	$9,073		29%

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

In-process Research and Development

The $9.1 million purchased research and development that was charged to operating expenses consists of a project for the advancement and development of the technology in the blood collection and processing applications and for the purposes of licensing the technology outside of the blood collection and processing marketplace.  The project includes work to reduce the size of the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

For purposes of valuing the acquired purchased research and development, the Company estimated total costs to complete the current development of the platform of approximately $11 million. We estimate this project will be complete at the end of fiscal year 2008. For the in-process project the Company acquired in connection with the acquisition of Arryx, Inc., it used a risk-adjusted discount rate of 29% to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The major risks and uncertainties associated with the timely and successful completion of the in-process research and development project include the ability to both complete the development of the platform and to establish its effectiveness for different applications for the purposes of licensing the technology outside of the blood collection and processing marketplace.

17.   CAPITALIZATION OF SOFTWARE DEVELOPED FOR INTERNAL USE

The Company is implementing an Enterprise Resource Planning (ERP) system. We plan to implement the system in three phases over the next three years

The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. During the first nine months of 2006, the Company capitalized $4.3 million in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $2.5 million in internal personnel and third party development costs.

18.   SUBSEQUENT EVENT

On January 29, 2007 Haemonetics Corporation (the “Company”) received $6 million in full satisfaction of its claims against Baxter Healthcare Corporation, Baxter International Inc. and Baxter Healthcare SA (together “Baxter”) related to certain platelet pathogen reduction contracts. In connection with the settlement of these claims, the Technology Development Agreement and Requirements Contract between the Company and Baxter are terminated, and Haemonetics no longer retains any rights to distribute the INTERSOL product (note INTERSOL is a registered trademark of Baxter). Haemonetics will record the receipt of this settlement in the fourth quarter ending March 31, 2007. The settlement will have a favorable impact of $.12 on our fourth quarter earnings per share.

On January 30, 2007, Haemonetics Corporation (the “Company”) acquired the assets of Information Data Management, Inc. (“IDM”) for approximately $9 million in cash.  IDM is a business that develops software for blood collection agencies.  The purchase price will be principally allocated to intangible assets including customer contractual relationships, completed technology and goodwill.  The results of the IDM operations will be included in our consolidated results for periods after the acquisition date.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our fiscal year 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2006. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 36.

Our Business

We design, manufacture and market automated systems for the collection, processing and surgical salvage of donor and patient blood, including the single-use disposables used with our systems and related information services and data management software. Our systems allow users to collect and process only the blood component(s) they target, plasma, platelets, or red blood cells, increasing donor and patient safety as well as collection efficiencies. Our systems consist of proprietary disposable sets that operate on our specialized equipment. Our data management systems are used by blood collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at commercial plasma and not-for-profit blood banks.

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

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 87.1% and 87.9% of our total revenues for the third quarter of fiscal year 2007 and 2006, respectively, and 88.3% and 87.6% of our total revenues for the first nine months of fiscal year 2007 and 2006 respectively.

Financial Summary

	For the three months ended			For the nine months ended
	December 30, 2006	December 31, 2005(1)	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005(1)	% Increase/ (Decrease) YTDFY07 vs. YTDFY06
	(in thousands, except per share data)
Net revenues	$113,527	$105,677	7.4%	$332,688	$309,338	7.5%
Gross Profit	56,419	55,669	1.3	168,953	161,958	4.3
% of net revenues	49.7%	52.7%		50.8%	52.4%
Operating income	17,005	41,141	(58.7)	37,052	74,653	(50.4)
% of net revenues	15.0%	38.9%		11.1%	24.1%
Provision for income tax	2,503	16,399	(84.7)	14,595	29,122	(49.9)
% of pre-tax income	12.9%	37.0%		33.2%	36.2%
Net income	$16,902	$27,924	(39.5)	29,324	$51,391	(42.9)
% of net revenues	14.9%	26.4%		8.8%	16.6%
Earnings per share-diluted	$0.62	$1.01	(38.8)%	$1.06	$1.87	(43.5)%

(1)             Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note

Net revenues increased 7.4% and 7.5%, respectively, for the third quarter and the first nine months of fiscal year 2007 over the comparable period of fiscal year 2006.  The effects of foreign exchange accounted for a decrease of 0.9% and 0.1%, respectively, for the third quarter and the first nine months. The remaining increase of 8.3% for the quarter and 7.8% for the first nine months is mainly due to increases in our disposable and software support revenues.  The increase in disposable revenue for the quarter and the first nine months resulted primarily from  disposable unit increases in the U.S. in our plasma and red cell product lines , and price improvements in the OrthoPat product line.  These disposable revenue increases were partly offset by lower unit volume of our bloodbank and plasma product lines in Japan.

Gross profit increased 1.3% and 4.3%, respectively for the third quarter and the first nine months of fiscal year 2007 over the comparable period of fiscal year 2006. The unfavorable effects of foreign exchange accounted for a decrease of 4.5% for the quarter and 1.7% for the first nine months.   The remaining increase of 6.0% for the quarter and 6.2% for the first nine months was due primarily to increased sales and to cost reductions, offset partly by changes in product mix.

Operating income decreased 58.7% and 50.4%, respectively for the third quarter and the first nine months of fiscal year 2007 over the comparable period of fiscal year 2006.  Four significant items affect the comparability of operating income as follows:

•                  Arbitration award income of $26.4 million was recorded in the third quarter of 2006 following a successful outcome of a legal claim in fiscal 2006 and receipt of the award proceeds in October of 2005.  This award represented 64% and 35%, respectively of operating income for the third quarter and first nine months of fiscal year 2006.

•                  An in process research and development charge of $9.1 million was taken in the second quarter of fiscal 2007 in connection with the acquisition of Arryx, Inc.  This charge reduced operating income for the nine months by 12.2% compared to the comparable period of fiscal year 2006.

•                  Stock compensation expense related to the adoption of SFAS 123R accounted for a reduction in operating income of 14.6% and 15.5%, respectively for the third quarter and the first nine months of fiscal year 2007.

•                  Restructuring costs, principally in our international operations, accounted for a reduction in operating income of 3.9% for the first nine months of fiscal 2007.

Excluding these four items operating income increased 29.7% and 16.1%, respectively for the third quarter and the first nine months of fiscal year 2007 over the comparable period of fiscal year 2006.  The unfavorable effects of foreign exchange accounted for a decrease of operating income, excluding the aforementioned four items, of 20.4% and 6.0%, respectively for the quarter and the first nine months.  Without the unfavorable effects of foreign exchange and the four items that significantly affect comparability, operating income increased 54.9% and 22.9%, respectively for the quarter and the first nine months. These increases were a result of the gross profit changes described above, a reduction in research and development expenses associated with an impairment charge of $3.8 million recorded in the third quarter of fiscal 2006.

Net income decreased 39.5% for the third quarter of fiscal year 2007 and 42.9% for the first nine months over the comparable periods of fiscal year 2006.  The unfavorable effects of foreign exchange accounted for decreases of 8.2% and 3.8%, respectively, for the quarter and first nine months of fiscal year 2007.   Without the unfavorable effects of foreign exchange and the four items that significantly affect the comparibility of operating income, and the tax benefit noted above net income increased 55.0% and 26.6%, respectively, for the third quarter and first nine months of fiscal year 2007 over the comparable period of fiscal year 2006.  The main factors that affected net income were the decreases in operating income due to the reasons mentioned above offset partly by increased interest income.

RESULTS OF OPERATIONS

Net Revenues
By Geography

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Increase/ (Decrease) YTDFY07 vs. YTDFY06
United Sates	$49,819	$40,077	24.3%	$143,050	$116,230	23.1%
International	63,708	65,600	(2.9)	189,638	193,108	(1.8)
Net revenues	$113,527	$105,677	7.4%	$332,688	$309,338	7.5%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the U.S. approximated 56% and 62% of total sales for the third quarters of fiscal years 2007 and 2006, respectively, and 57% and 62% for the first nine months of fiscal years 2007 and 2006, respectively.  Revenues in Japan accounted for approximately 20% and 24% of total revenues for the third quarter of fiscal year 2007 and 2006, respectively and 20.6% and 24.8% of total revenues for the first nine months of fiscal year 2007 and 2006, respectively. Revenues in Europe accounted for approximately 28% and 30% of total revenues for the third quarters of fiscal year 2007 and 2006 and 28% and 29% of total revenues for the first nine months of fiscal year 2007 and 2006, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro.  As discussed above, our results of operations can be impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues
By Product Type

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Increase/ (Decrease) YTDFY07 vs. YTDFY06
Disposables	$98,928	$92,841	6.6%	$293,786	$270,938	8.4%
Equipment	5,194	5,813	(10.6)	15,207	18,547	(18.0)
Misc. & service	9,405	7,023	33.9	23,695	19,853	19.4
Net revenues	$113,527	$105,677	7.4%	$332,688	$309,338	7.5%

Disposables Revenues
By Product Type

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Increase/ (Decrease) YTDFY07 vs. YTDFY06
Donor:
Plasma	$32,362	$27,461	17.8%	$96,253	$80,702	19.3%
Blood Bank	30,954	33,588	(7.8)	93,998	98,471	(4.5)
Red Cell	11,132	9,304	19.6	32,105	26,662	20.4
Subtotal	$74,448	$70,353	5.8	$222,356	$205,835	8.0%

Patient:
Surgical	16,989	16,791	1.2	49,298	49,281	0.0
OrthoPAT	7,491	5,697	31.5	22,132	15,822	39.9
Subtotal	$24,480	$22,488	8.9	$71,430	$65,103	9.7
Total disposables revenue	$98,928	$92,841	6.6%	$293,786	$270,938	8.4%

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines.  Disposable revenue for donor products increased 5.8% compared to the third quarter of fiscal year 2006 and increased 8.0% for the first nine months over the comparable period in fiscal year 2006. Foreign exchange resulted in a 1.2% decrease for the third quarter and 0.3% decrease in donor disposable revenue for the first nine months over the comparable period in fiscal year 2006.  The remaining increase was the result of increases in the Plasma and Red Cell product lines partially offset by the decreased Blood Bank product line, as discussed below.

Plasma

Plasma disposable revenue increased 17.8% and 19.3%, respectively, for the third quarter and the first nine months of fiscal year 2007 compared to the same periods in fiscal year 2006. Foreign exchange resulted in a 0.6% decrease in plasma disposable revenue for the quarter and no effect for the first nine months.  Of the remaining increase of 18.5% for the quarter and 19.2% for the first nine months, U.S. plasma sales contributed almost 100% of the increase in the quarter and more than 100% of the increase for the year.  The U.S. increase was due to market share growth over third quarter and first nine months of fiscal year 2006 that relates largely to the conversion to Haemonetics systems by one very large customer, ZLB Plasma services (“ZLB”) that took place during fiscal year 2006 and is in full operation in fiscal year 2007.  Plasma growth is also the result of increases in collections by our customers as the demand for source plasma continues to strengthen.  For the first nine months, these increases were partly offet by lower sales in Japan of $2.4 million.  While the level of plasma collected in the Japan market is consistent with our expectations, more of the collections are being met with whole blood derived plasma.

Blood Bank

Blood bank disposable revenue for donor products decreased 7.8% and 4.5%, respectively, for the third quarter and the first nine months of fiscal year 2007 compared to the same periods in of fiscal year 2006.  Foreign exchange resulted in a 2.1% decrease in blood bank disposable revenue during the quarter and 0.6% decrease in the first nine months over the comparable period in fiscal year 2006.

Without the effect of currency, blood bank revenue decreased 5.7% for the quarter and decreased 3.9% for the first nine months over fiscal year 2006.  In the quarter and for the first nine months, Japan accounts for the $3.4 million and $1.1 million or approximately 90% and 60% of the declines, respectively.   These declines are the result of a rebalancing of the mix of market share among suppliers, following a temporary increase in market share due to quality issues of a competitor in early FY 06.  The pace of this rebalancing was impacted by a third quarter platelet quality issue.

Red Cell

Red Cell disposable revenue increased 19.6% compared to the third quarter of fiscal year 2006 and increased 20.4% compared to the first nine months of fiscal year 2006.  Foreign exchange accounted for increases of 0.3% for the third quarter and no effect for the first nine months over the comparable period in fiscal year 2006.  Of the remaining increase of 19.3% for the third quarter and increase of 20.4% for the first nine months, the U.S. contributed over 80% of the increase, due to penetration at existing customer sites and, in the nine months to a shift to higher priced filtered sets, which include a filter to remove white blood cells from the collected blood.

PATIENT PRODUCTS

The patient product line has two major brand platforms: the Cell Saver® brand and the OrthoPAT® brand. Patient disposable revenue increased 8.9% compared to the third quarter of fiscal year 2006 and increased 9.7% compared to the first nine months of fiscal year 2006. Foreign exchange resulted in a 0.7% decrease in patient disposable revenue during the quarter and no effect during the first nine months. Without the effects of currency, surgical disposable revenue increased 9.6% for the quarter and increased 9.8% for the first nine months for reasons discussed below.

Surgical

Surgical disposables revenue increased 1.2% as compared to the third quarter of fiscal year 2006 and were unchanged as compared to the first nine months of fiscal year 2006. Foreign exchange resulted in a 0.9% decrease in surgical disposable revenue during the quarter and a 0.1% decrease for the first nine months of fiscal year 2006. Surgical disposable revenue principally consists of Cell Saver products.  Without the effect of currency, surgical disposable revenue increased 2.0% for the quarter and 0.1% for the first nine months. Market demand is declining due to fewer open heart surgeries and due to a change in the reimbursement policies of certain European countries.

OrthoPAT

OrthoPAT disposables revenue increased 31.5% as compared to the third quarter of fiscal year 2006 and increased 39.9% for the first nine month of fiscal year 2006. Foreign exchange resulted in a 0.2% decrease in OrthoPAT disposable revenue during the quarter and no change for the first nine months. Without foreign exchange, revenues increased by 31.7% and 39.8%, respectively, for the third quarter and the first nine months of fiscal year 2007 compared to the same period in fiscal year 2006. Growth was largely in the U.S. The sales increase in the U.S. is attributable to higher prices realized as we transitioned from employing a distributor to direct selling through our Patient sales force.

Other Revenues

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Increase/ (Decrease) YTD FY07 vs. YTD FY06
Equipment	$5,194	$5,813	(10.6)%	$15,207	$18,547	(18.0)%
Miscellaneous & Service	9,405	7,023	33.9	23,695	19,853	19.4
Total other revenues	$14,599	$12,836	(13.7)%	38,902	38,400	1.3%

Equipment revenue decreased 10.6% as compared to the third quarter of fiscal year 2006 and decreased 18.0% as compared to the first nine months of fiscal year 2006. Foreign exchange resulted in a 2.1% increase for the quarter and 0.5% increase for the first nine months in equipment revenue.  The remaining decrease of 12.8% for the quarter consists of decreases in platelet equipment sales in Japan, U.S. and Europe. The remaining decrease of 18.5% for the first nine months over fiscal year 2006 consists of decreases in Cell Saver equipment sales in the U.S., Japan and Europe offset slightly by strong sales in Asia, in platelet equipment in Japan, and in red cell and cell processing equipment sales in the U.S.  Equipment sales fluctuate from period to period.

Our miscellaneous and service revenue includes revenue from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various training programs and revenue from our software and information services division, 5D.

Miscellaneous and Service revenue increased 33.9% as compared to the third quarter of fiscal year 2006 and 19.4% for the first nine months compared to fiscal year 2006.  The increase for the quarter and nine month is largely due to increased revenues from 5D.  These increased sales were principally the result of a software support contract for a military customer.

Gross Profit

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Increase/ (Decrease) YTD FY07 vs. YTD FY06
Gross Profit	$56,419	$55,669	1.3%	$168,953	$161,958	4.3%
% of net revenues	49.7%	52.7%		50.8%	52.4%

Gross profit increased 1.3% and 4.3%, respectively, as compared to the third quarter and first nine months of fiscal year 2006.  Foreign exchange resulted in a 4.5% decrease for the quarter and 1.7% for the first nine months in gross profit as compared to fiscal year 2006. The remaining increase of 6.0% for the quarter and 6.2% for the first months was due primarily to i) the net increase in sales, ii) improved manufacturing efficiencies as a result of more product being produced in our plants  and (iii) a $1.1 million reserve for equipment and components that took place in fiscal year 2006, partly offset by (iv) product mix as we sold more commercial plasma product with lower gross margins and less product in Japan with relatively higher gross margins and (v) an increase in equipment depreciation expense primarily as a result of additional machines placed at our US commercial plasma customers due to the Company’s market share gains and collection growth by plasma customers.

Operating Expenses

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Increase/ (Decrease YTDFY07 vs. YTDFY06
Research and development	$5,804	$9,463	(38.7)%	$17,345	$21,287	(18.5)%
% of net revenues	5.1%	9.0%		5.2%	6.9%
Selling, general and administrative	33,610	31,250	7.6%	105,258	91,841	14.6%
% of net revenues	29.6%	29.6%		31.6%	29.7%
In-Process R&D	—	—		9,073	—	100.0%
Cost to Equity	—	165	(100.0)%	225	527	(57.3)%
Arbitration Award Income	—	(26,350)	(100.0)%	0	(26,350)	(100.0)%
Total Operating Expenses	$39,414	$14,528	171.3%	$131,901	$87,305	51.1%
% of net revenues	34.7%	13.7%		39.6%	28.2%

Research and Development

Research and development expenses decreased 38.7% as compared to current quarter of fiscal year 2006 and decreased 18.5% for the first nine months as compared to fiscal year 2006.  Foreign exchange resulted in a 0.3% increase in research and development during the quarter and no effect in research and development during the first nine months.  The significant factor in the remaining decrease of 39.0% for the quarter and decrease of 18.6% the first nine months was a $3.8 million impairment charge taken for an intangible asset related to pathogen reduction in the third quarter of fiscal year 2006.  The decrease for the first nine months is also due to lower research and development expenses primarily related to capitalization of software development costs in the first and second quarters in fiscal year 2007 that we did not capitalize until third quarter of fiscal year 2006 after reaching technological feasibility.  New product spending was significantly directed towards the development of our new, multi-component collection platform and holographic optical trapping technology aquired when we purchased Arryx, Inc.

Selling, General and Administrative

During the third quarter of fiscal year 2007, selling, general and administrative expenses increased 7.6% for the quarter and increased 14.6% for the first nine months. Foreign exchange resulted in a 1.7% increase in selling, general and administrative during the quarter and 0.2% increase during the first nine months.  Excluding the impact of foreign exchange, selling, general and administrative expense increased 5.8% and 14.6%, respectively, for the third quarter and first nine months as compared to comparable periods in fiscal year 2006.  The increase for the quarter and the first nine month was largely due to several factors as described below:

The increase for the quarter was largely due to:

•                  stock compensation expense related to the adoption of FAS 123R which accounted for approximately $2.0 million of the increase for the quarter

•                  ERP expense of $1.2 million relating to certain internal personnel and third party consulting costs

•                  a $0.4 million legal liability reserve reversal recorded after a favorable appellate ruling in fiscal year 2006

•                  partly offset by a $1.4 million reduction in the expense associated with expected year end cash bonus compensation payable according to the Company’ bonus plan which is approved by the Compensation Committee of the Board of Directors at the beginning of the fiscal year,  including a specific target for fiscal year revenue.

The increase in the first nine months was largely due to:

•                  stock compensation expense related to the adoption of FAS 123R which accounted for approximately $7.0 million of the increase for the quarter

•                  ERP expense of $2.6 million relating to certain internal personnel and third party consulting costs

•                  legal expense increases largely related to $0.4 million of a legal liability reserve reversal after a favorable appellate ruling in fiscal year 2006

•                  expansion of sales and marketing staff, specifically $2.7 million associated with our U.S. Patient sales force

•                  partly offset by a $1.4 million reduction in the expense associated with expected year end cash bonus compensation payable according to the Company’ bonus plan which is approved by the Compensation Committee of the Board of Directors at the beginning of the fiscal year,  including a specific target for fiscal year revenue.

In Process Research and Development

Purchased Research and Development

The $9.1 million purchased research and development that was charged to operating expenses in the second quarter consists of a project for the advancement and development of the technology in the blood collection and processing applications, and for the purpose of licensing the technology outside of the blood collection and processing marketplace.  The project includes work to reduce the size of systems which apply the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

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

Arbitration Award Income

During the third quarter of fiscal year 2006, we recorded $26.4 million of arbitration award income (representing the operating income component of the damages under US generally accepted accounting principles).  On October 13, 2005 we received $30.8 million from Baxter in full satisfaction of this award including damages, reimbursement of attorneys’ fees and costs, and statutory interest since the time of the arbitration panel’s initial award on May 20, 2005.  Certain of the award proceeds relate to the repayment of a lease receivable, with a carrying amount of $0.7 million, and the retirement of an intangible asset, with a carrying amount of $2.0 million, related to a supply contract that has been fully satisfied with this award.  After retirement of these assets the award increased pre-tax income by $28.1 million, including a reduction in selling, general and administration expenses of $0.4 million for attorneys’ fees incurred during the current year, $26.4 million of arbitration award income (representing the operating income component of the damages), and $1.3 million of interest income, representing the receipt of statutory interest on the arbitration award since the time of the arbitration panel’s initial award on May 20, 2005 through the receipt of the award proceeds on October 13, 2005.

Operating Income

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Increase/ (Decrease) YTD FY07 vs. YTD FY06

Operating income	$17,005	$41,141	(58.7)%	$37,052	$74,653	(50.4)%
% of net revenues	15.0%	38.9%		11.1%	24.1%

Operating income decreased 58.7% and 50.4%, respectively, as compared to the third quarter and first nine months of fiscal year 2006.  Foreign exchange resulted in a 7.4% decrease in operating income during the quarter and 4.0% decrease during the first nine months.  Without the effects of foreign currency, operating income decreased 52.9% for the quarter and decreased 47.4% for the first nine months primarily due to increases in operating expenses that exceeded increases in gross profit.

Other income, net

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Change/ Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Change/ YTD FY07 vs. YTD FY06
Interest expense	$(342)	$(435)	(21.4)%	(1,187)	$(1,498)	(20.8)%
Interest income	1,925	2,875	(33.0)	5,902	5,271	12.0
Other income, net	816	742	10.0	2,153	2,087	3.2)

Total other income, net	$2,399	$3,182	(24.6)%	$6,868	$5,860	17.2%
% of net revenues	2.1%	3.0%		2.1%	1.9%

Total other income, net decreased during the third quarter of fiscal year 2007 and increased during the first nine months of fiscal year 2007.  For both the third quarter and the first nine months of fiscal year 2007, interest expense decreased due to lower average debt outstanding as compared to fiscal year 2006.  For the third quarter of fiscal year 2007, interest income decreased due a $1.3 million interest payment on the award from Baxter received in the third quarter of fiscal year 2006 and to lower invested cash resulting from the Company’s $40.0 million share repurchase program. For the nine month period of fiscal year 2007, interest income increased due to higher cash balances and higher interest rates. For both the third quarter and the nine month periods of fiscal year 2007, other income, net increased as a result of increases in hedge-points.  Hedge-points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

	For the three months ended			For the nine months ended
(in thousands)	December 30, 2006	December 31, 2005	% Increase/ (Decrease) Q3FY07 vs. Q3FY06	December 30, 2006	December 31, 2005	% Increase/ (Decrease) YTD FY07 vs. YTD FY06
Reported Income Tax Rate	12.9%	37.0%	(24.1)%	33.2	36.2	3.0%

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises.  Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years or a stock acquisition.

The reported tax rate was 12.9% and 33.2% for the current three and nine month periods ended December 30, 2006 respectively.  The reported tax rate includes:

A  35.0% expected annual tax rate which reflects higher tax exempt income than in prior periods and stock compensation expenses  that are not deductible in all jurisdictions.

The reported rate also incorporates:

The $9.1 million non-deductible In Process Research and Development charge (see Footnote #16 Acquisition) and the adjustment to convert our investment in Arryx, Inc. to the equity method.

A $3.6 million reversal in previously accrued income taxes upon completion of an Internal Revenue Service income tax return examination for fiscal years 2001 through 2003.

A $.4 million net revision in the estimated income tax expense for fiscal year 2006 and certain international tax matters.

The reported tax rate was 37.0% and 36.2% for the three and nine months ended December 31, 2005, respectively.

We expect our annual tax rate to be approximately 35.0% for the remainder of fiscal year 2007.  Future adjustments may also increase or decrease the reported tax rate.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	December 30, 2006	April 1, 2006
	(dollars in thousands)
Cash & cash equivalents	$227,707	$250,667
Working capital	$313,264	$330,288
Current ratio	4.6	4.7
Net cash position(1)	$197,631	$211,514
Days sales outstanding (DSO)	67	71
Disposables finished goods inventory turnover	5.69	6.0

(1)             Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures and acquisitions (including the acquisition of Arryx, Inc. on July 18, 2006 - See Footnote 16 Acquisition), new business and product development and working capital for at least the next twelve months.

	For the nine months ended		$ Increase
	December 30, 2006	December 31, 2005	Q3 07 vs. Q3 06
	(In thousands)
Net cash provided by (used in):
Operating activities	$59,467	$59,493	$(26)
Investing activities	(47,624)	(21,427)	$(26,197)
Financing activities	(36,329)	6,378	$(42,707)
Effect of exchange rate changes on cash(1)	1,526	(908)	$2,434
Net increase in cash and cash equivalents	$(22,960)	$43,536	$(66,496)

(1)             The balance sheet is affected by spot exchange rates used to translate local currency amounts into US dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

In August 2006, the Board of Directors authorized a $40.0 million share repurchase. Through December 30, 2006, the Company repurchased approximately 0.9 million shares of its common stock for an aggregate purchase price of $40.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued. (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).   At the end of business on November 7, 2006, Haemonetics completed its $40.0 million share repurchase program.

Cash Flow Overview:

Nine Month Comparison

Operating Activities:

Net cash provided by operating activities was relatively unchanged in the first nine months of fiscal year 2007 as compared to 2006 due primarily to:

Increases from:

•                  $14.4 million less cash used by accounts receivables due to reduced days sales outstanding partly offset by increased sales

•                  $0.8 million less cash used by inventory.

Partially offset by decreases from:

•                  $13.5 million less in net income adjusted for non-cash items due primarily to the arbitration award income received in the third quarter of fiscal 2006. (see Footnote #12 Commitments and Contingencies)

•               $2.8 million increase in other assets and other long-term liabilities, accounts payable and accrued expenses due primarily to a decrease in other current assets which resulted from a $3.6 million resolution and subsequent reversal in previously accrued income taxes.

Investing Activities:

Net cash used in investing activities increased $26.2 million as a result of:

•                  $23.3 million investment in the acquisition of Arryx, Inc. (see Note #16 Acquisition)

•                  $1.4 million less proceeds from the sale of property, plant and equipment

•                  $5.6 million increase in capital expenditures due to the placement of more new devices with customers, notably US Plasma, and an investment in ERP software license and related development costs.

Financing Activities:

Net cash used by financing activities increased by $42.7 million. The decrease was due primarily to:

Increases from:

•                  $40.0 million used to repurchase shares of Company common stock in Q2 and Q3 FY07.

•                  $3.7 million which reflects net repayments made in Fiscal 2007 on the short-term revolving credit facility in our Japanese subsidiary.

Partially offset by:

•                  $1.0 million increase in the exercise of stock options and stock compensation expense.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products.

Foreign Exchange

Approximately 57% of our sales are generated outside the US in local currencies, yet our reporting currency is the US dollar. Our primary foreign currency exposures in relation to the US dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the US dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the US dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

		Composite Index Hedge Spot Rates		Favorable / (Unfavorable) Change versus Prior Year

FY2003	Q1	1.09		(8.9)%
	Q2	1.08		(10.3)%
	Q3	1.10		(8.1)%
	Q4	1.17		(11.0)%
2003	Total	1.11		(9.5)%

FY2004	Q1	1.13		(3.6)%
	Q2	1.05		3.6%
	Q3	1.06		3.2%
	Q4	1.01		15.9%
2004	Total	1.06		4.9%

FY2005	Q1	0.97		15.7%
	Q2	0.99		5.1%
	Q3	0.92		15.5%
	Q4	0.89		14.1%
2005	Total	0.94		12.7%

FY2006	Q1	0.92		5.2%
	Q2	0.91		9.1%
	Q3	0.87		5.7%
	Q4	0.86		2.8%
2006	Total	0.89		5.1%

FY2007	Q1	0.89		3.6%
	Q2	0.92		(1.1)%
	Q3	0.96		(9.4)%
	Q4	0.95		(9.3)%
2007	Total	0.93		(4.2)%

FY2008	Q1	0.92		(3.1)%
	Q2	0.93		(1.0)%
	Q3	0.93		3.3%
	Q4	0.94	*	1.3%
2008	Total	0.93		0.3%

NOTE:              * Represents hedges through January FY08 only.

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

In December 2006, the FASB issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is an amendment of FASB Statements 87, 88, 106 and 123R. This statement requires that we:

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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At December 30, 2006, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged Currency	(BUY) / SELL Local Currency	Weighted Spot Contract Rate		Weighted Forward Contract Rate		Fair Value	Maturity
Euro	6,233,000	$1.204		$1.228		$(535,975)	Jan - Feb 2007
Euro	8,880,000	$1.260		$1.285		$(289,286)	Mar - May 2007
Euro	8,186,000	$1.272		$1.294		$(225,792)	Jun - Aug 2007
Euro	8,098,000	$1.284		$1.302		$(187,235)	Sep - Nov 2007
Japanese Yen	1,035,000,000	117.2	per US$	$112.0	per US$	$474,890	Jan - Feb 2007
Japanese Yen	1,251,000,000	113.7	per US$	$108.6	per US$	$804,445	Mar - May 2007
Japanese Yen	1,467,000,000	116.9	per US$	$111.7	per US$	$434,005	Jun - Aug 2007
Japanese Yen	1,459,000,000	117.5	per US$	$112.6	per US$	$202,450	Sep - Nov 2007
				Total:		$677,502

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the US dollar relative to all other major currencies.  In the event of a 10% strengthening of the US dollar, the change in fair value of all forward contracts would result in a $10.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $11.3 million decrease in the fair value of the forward contracts

INTEREST RATE RISK

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

At December 30, 2006, the fair value of our long-term debt was approximately $0.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $6.8 million, 8.41% real estate mortgage.

At December 31, 2005, the fair value of our long-term debt was approximately $1.3 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $5.7 million, 7.05% fixed rate senior notes and our $7.5 million, 8.41% real estate mortgage.

Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at December 30, 2006 the fair value of our long-term debt would change by approximately $0.2 million.

ITEM 4.                    Controls and Procedures

We conducted an evaluation, as of December 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three and nine months ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

Through December 30, 2006, the Company repurchased approximately 0.9 million shares of its common stock for an aggregate purchase price of $40.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued. (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).   At the end of business on November 7, 2006, Haemonetics completed its $40.0 million share repurchase program.  In August 2006, the Board of Directors set a $40.0 million share repurchase expenditure limit.

During the nine months ended December 30, 2006, the Company repurchased $40.0 million or 0.9 shares million of its Common Stock as illustrated in the table below:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2, 2006 to July 29, 2006	N/A	N/A	N/A	N/A
July 30, 2006 to August 26, 2006	N/A	N/A	N/A	N/A
August 27, 2006 to September 30, 2006	305,400	$46.68	$14,264,159	$25,735,840
October 1, 2006 to October 28, 2006	344,553	$47.84	$16,492,811	$9,243,029
October 29, 2006 to November 25, 2006	202,993	$45.50	$9,242,942	$87
November 26, 2006 to December 30, 2006	—	—	—	—
Total	852,946	$46.87	$39,999,913	-0-

As of December 30, 2006, the Company had  26.8 million basic shares of its Common Stock outstanding.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

32.2

Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

Date: February 6, 2007	By:	/s/ Brad Nutter
Brad Nutter, President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2007	By:	/s/ Christopher Lindop
Christopher Lindop, Vice President and Chief
Financial Officer (Principal Financial Officer)