Form 10-Q
period 2007-06-30
HAEMONETICS CORP
filed 2007-08-09
CIK 313143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: June 30, 2007   Commission File Number:   1-10730

HAEMONETICS CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

400 Wood Road, Braintree, MA 02184

(Address of principal executive offices)

Registrant’s telephone number, including area code:         (781) 848-7100

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

Yes   ☐      No   ☒

The number of shares of $.01 par value common stock outstanding as of June 30, 2007:

26,326,564

HAEMONETICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	June 30,	July 1,
	2007	2006 (a)

Net revenues	$121,936	$110,674
Cost of goods sold	60,442	53,301

Gross profit	61,494	57,373

Operating expenses:

Research and development	6,276	5,422
Selling, general and administrative	39,439	36,908
Cost to Equity	—	152

Total operating expenses	45,715	42,482

Operating income	15,779	14,891
Interest expense	(207)	(425)
Interest income	1,903	2,026
Other income, net	957	912

Income before provision for income taxes	18,432	17,404

Provision for income taxes	5,755	6,248

Net income	$12,677	$11,156

Basic income per common share
Net income	$0.48	$0.41

Income per common share assuming dilution
Net income	$0.46	$0.40

Weighted average shares outstanding
Basic	26,534	26,900
Diluted	27,403	27,929

(a)             Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition on July 18, 2006.

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)

	June 30, 2007	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$216,056	$229,227
Accounts receivable, less allowance of $1,553 at June 30, 2007 and $1,440 at March 31, 2007	91,917	91,832
Inventories, net	68,209	61,797
Deferred tax asset, net	11,064	11,748
Prepaid expenses and other current assets	15,820	9,067
Total current assets	403,066	403,671
Property, plant and equipment:
Land, building and building improvements	46,266	41,649
Plant equipment and machinery	76,798	85,140
Office equipment and information technology	43,427	34,320
Haemonetics equipment	154,265	149,745
Total property, plant and equipment	320,756	310,854
Less: accumulated depreciation	225,426	220,079
Net property, plant and equipment	95,330	90,775
Other assets:
Other intangibles, less amortization of $18,200 at June 30, 2007 and $17,284 at March 31, 2007	35,059	33,857
Goodwill	34,703	34,958
Deferred tax asset, long term	5,200	4,513
Other long-term assets	4,746	4,961
Total other assets	79,708	78,289
Total assets	$578,104	$572,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$18,601	$22,201
Accounts payable	17,740	17,187
Accrued payroll and related costs	14,903	14,522
Accrued income taxes	1,032	1,163
Other liabilities	33,839	26,944
Total current liabilities	86,115	82,017

Long-term debt, net of current maturities	6,522	6,675
Other long-term liabilities	8,912	4,395

Commitments and contingencies (Note12)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 150,000,000 shares;
Issued and outstanding — 26,473,061 shares at June 30, 2007 and 26,516,979 shares at March 1, 2007	262	265
Additional paid-in capital	172,763	163,815
Retained earnings	302,515	315,767
Accumulated other comprehensive income / (loss)	1,015	(199)
Total Stockholders’ equity	476,555	479,648
Total liabilities and stockholders’ equity	$578,104	$572,735

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income / (Loss)	Equity	Income

Balance, March 31, 2007	26,517	$265	$163,815	$315,767	($199)	$479,648

Employee stock purchase plan	29	1	1,119	—	—	1,120
Exercise of stock options and related tax benefit	260	2	9,137	—	—	9,139

Shares repurchaed	(578)	(6)	(3,579)	(25,929)		(29,514)

Stock Compensation expense	—	—	2,271	—	—	2,271

Net income	—	—	—	12,677	—	12,677	12,677
Foreign currency translation adjustment	—	—	—	—	297	297	297
Unrealized gain on derivatives	—	—	—	—	917	917	917
Comprehensive income	—	—	—	—	—	—	13,891

Balance, June 30, 2007	26,228	$262	$172,763	$302,515	$1,015	$476,555

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 30,	July 1,
	2007	2006 (a)
Cash Flows from Operating Activities:
Net income	$12,677	$11,156

Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	7,180	6,742
Stock compensation expense	2,271	3,027
Gain on sales of plant, property and equipment	(193)	(152)
Unrealized (gain) / loss from hedging activities	(871)	(1,837)

Change in operating assets and liabilities:
(Increase) in accounts receivable, net	(640)	(574)
(Increase) in inventories	(8,049)	(1,689)
(Increase) in prepaid income taxes	(1,491)	(222)
(Increase) in other assets and other long-term liabilities	(586)	(4,288)
Decrease in accounts payable and accrued expenses	3,883	5,346
Net cash provided by operating activities	14,181	17,509

Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(11,448)	(10,307)
Proceeds from sale of property, plant and equipment	1,305	1,024
Net cash (used in) investing activities	(10,143)	(9,283)

Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(153)	(142)
Net (decrease) in short-term revolving credit agreements	(2,866)	(4,179)
Employee stock purchase plan	1,120	1,012
Exercise of stock options	7,607	3,491
Excess tax benefit on exercise of stock options	570	294
Stock Repurchase	(24,753)	—
Net cash (used in) / provided by financing activities	(18,475)	476

Effect of Exchange Rates on Cash and Cash Equivalents	1,266	662
Net (Decrease) / Increase in Cash and Cash Equivalents	(13,171)	9,364
Cash and Cash Equivalents at Beginning of Year	229,227	250,667
Cash and Cash Equivalents at End of Period	$216,056	$260,031

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$1,473	$1,382
Supplemental Disclosures of Cash Flow Information:
Interest paid	$353	$571
Income taxes paid	$2,290	$1,250

(a)                                  Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition on July 18, 2006

The accompanying notes are an integral part of these consolidated financial statements

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the three months ended June 30, 2007. Additionally, the FY07 amounts have been restated in accordance with Accounting Principles Board, Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” to reflect our investment in Arryx, Inc. for periods prior to the acquisition on July 18, 2006. Operating results for any other interim periods or the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2008.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 31, 2007.

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2008 and 2007 include 52 weeks with all four quarters including 13 weeks.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FASB No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FASB No. 157 on our financial position and results of operations. This statement is effective for our fiscal year 2009.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FASB No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FASB No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FASB No. 159 on our financial position and results of operations. This statement is effective for our fiscal year 2009.

3.   EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by FASB Statement No. 128, “Earnings Per Share.”  Basic EPS is computed by dividing net income by weighted average shares outstanding.  Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	June 30, 2007	July 1, 2006
	(in thousands, except per share amounts)
Basic EPS
Net income	$12,677	$11,156

Weighted average shares	26,534	26,900

Basic income per share	$0.48	$0.41

Diluted EPS
Net income	$12,677	$11,156

Basic weighted average shares	26,534	26,900
Dilutive effect of stock options	869	1029

Diluted weighted average shares	27,403	27,929

Diluted income per share	$0.46	$0.40

4.   STOCK-BASED COMPENSATION

Stock-based compensation expense of $2.4 million and $3.1 million was recognized for the three months ended June 30, 2007 and July 1, 2006, respectively.  The related income tax benefit recognized was $0.7 million and $0.9 million for the quarter ended June 30, 2007 and July 1, 2006, respectively. We recognize stock-based compensation on a straight line basis.

For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2007.   Our stock-based compensation plans currently consist of stock options, an employee stock purchase plan and restricted stock.  Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors.  Options granted in the three months ended June 30, 2007 vest over a four year period of time and expire not more than 7 years from the date of grant.

Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) are reported as a financing cash flow, rather than as an operating cash flow, as previously required. This excess tax benefit was $0.6 million and $0.3 million for the three months ended June 30, 2007 and July 1, 2006, respectively.

A summary of information related to stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($000’s)

Outstanding at March 31, 2007	4,064,478	$35.30	5.41	$51,057

Granted	1,799	$47.80
Exercised	(259,742)	$29.20
Terminated	(6,524)	$36.04

Outstanding at June 30, 2007	3,800,011	$35.72	5.20	$64,484

Exercisable at June 30, 2007	2,322,832	$30.32	4.85	$51,937

Expected to Vest at June 30, 2007	3,522,005	$34.96	5.15	$62,437

The total intrinsic value of options exercised during the three month periods ended June 30, 2007 and July 1, 2006, was $3.6 million and $3.7 million, respectively.

As of June 30, 2007 and July 1, 2006, there was $16.9 million and $21.9 million, respectively, of total unrecognized compensation cost related to non vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of  2.36  years and 1.91 years. The total fair value of shares fully vested during the three months ended June 30, 2007 and July 1, 2006 was $ 14.2 million and $13.6 million, respectively.

The weighted average fair value for our options granted in the first three months of 2007 and 2006 was $17.00 and $19.48, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.   The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended
	June 30, 2007	July 1, 2006
Stock Options Black-Scholes assumptions (weighted average):
Volatility	30.50%	31.00%
Expected life (years)	5.0	5.0
Risk-free interest rate	4.50%	5.00%
Dividend yield	0.00%	0.00%

As of June 30, 2007 and July 1, 2006, there was $0.5 million and $0.0 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 3.84 years. The total fair value of shares fully vested during the three months ended June 30, 2007 and July 1, 2006 was $0.0 million and $0.0 million, respectively.

A summary of information related to restricted stock is as follows:

	Shares	Weighted Average
Nonvested at March 31, 2007	0	$0.00

Granted	10,000	$48.09
Vested	—	—
Forfeited	—	—
Terminated	—	—

Nonvested at June 30, 2007	10,000	$48.09

As of June 30, 2007, there was $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to Employee Stock Purchase Plan (“ESPP”) shares.  That cost is expected to be recognized during 2007.

During the three months ended June 30, 2007 and July 1, 2006, there were 28,968 and 24,372 shares purchased under the ESPP, respectively.  They were purchased at $38.6325 and $41.5225 per share under ESPP.

5.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of goods sold with the exception of $1.9 million and $1.6 million for the three month periods ended June 30, 2007 and July 1, 2006, respectively, that are included in selling, general and administrative expenses.  Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

	For the three months ended
	June 30, 2007	July 1, 2006
	(in thousands)
Warranty accrual as of the beginning of the period	$734	$676

Warranty Provision	350	370

Warranty Spending	(350)	(369)

Warranty accrual as of the end of the period	$734	$677

8.   COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	June 30, 2007	July 1, 2006
Net income	$12,677	$11,156

Other comprehensive income:

Foreign currency translation	297	2,760

Unrealized gain / (loss) on cash flow hedges, net of tax	750	(1,722)
Reclassifications into earnings of cash flow hedge losses / (gains), net of tax	167	(737)
Total comprehensive income	$13,891	$11,457

9.   INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	June 30, 2007	March 31, 2007
	(in thousands)
Raw materials	$20,864	$15,190
Work-in-process	7,292	7,681
Finished goods	40,053	38,927
	$68,209	$61,797

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the three months ended June 30, 2007 is as follows (in thousands):

Carrying amount as of March 31, 2007	$34,958
Arryx, Inc (a)	16
IDM, Inc. (b)	(13)
Effect of change in rates used for translation	(258)

Carrying amount as of June 30, 2007	$34,703

(a)          See Foot Note #3, Acquisitions, in our fiscal year 2007 Form 10-K for a full description of the acquisition of Arryx, Inc. which occurred on July 18, 2006.

(b)         See Foot Note #3, Acquisitions, in our fiscal year 2007Form 10-K for a full description of the acquisition of Information Data Management, Inc. (“IDM”), which occurred on January 30, 2007.

Other Intangible Assets

As of June 30, 2007

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles

Patents	$13,979	$4,984	13

Other technology	25,423	9,080	14

Customer contracts and related relationships	13,343	4,136	14

Subtotal	52,745	18,200	14

Indefinite Life Intangibles Trade name	514	n/a	Indefinite

Total Intangibles	$53,259	$18,200

As of March 31, 2007

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles

Patents	$13,834	$4,679	13

Other technology	23,665	8,833	14

Customer contracts and related relationships	13,138	3,771	14

Subtotal	50,637	17,284	14

Indefinite Life Intangibles Trade name	504	n/a	Indefinite

Total Intangibles	$51,141	$17,284

Changes to the net carrying value of our intangible assets from March 31, 2007 to June 30, 2007, reflect the capitalization of software costs associated with our next generation Donor apheresis platform (see Footnote #16), the amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for amortized other intangible assets was $0.9  million and $0.6 million for the three months ended June 30, 2007 and July 1, 2006, respectively. Annual amortization expense is expected to approximate $3.6 million for fiscal years 2008, $4.2 for fiscal year 2009, $4.9 million for both fiscal years 2010 and 2011, and $4.5  million for fiscal year 2012.

11.    INCOME TAXES

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises.  Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, and a stock acquisition.

The reported tax rate was 31.2% for the current three month period ended June 30, 2007.  The reported tax rate was 35.6% for the three month period ended July 1, 2006.

The reported tax rate includes a 34.25% expected annual tax rate that reflects lower tax exempt income and export credits than in prior periods, offset by a $0.5 million discrete item representing the reversal of previously accrued foreign income taxes in Japan due to expiration of the statute of limitations.

We expect our annual tax rate to be approximately 34.25% for the remainder of fiscal year 2008.  Future adjustments may, however, increase or decrease the reported tax rate for discrete items.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an Interpretation of FASB Statement 109 (FIN 48), effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

As of April 1, 2007, our unrecognized tax benefits totaled approximately $6.5 million which, if recognized, would favorably affect our effective tax rate in future periods. No adjustment was made to the liability for unrecognized tax benefits as of  April 1, 2007 or June 30, 2007, or the current year’s tax provision in connection with the adoption of FIN 48. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. In addition to the expiration of the statute of limitations in Japan during the three month period ended June 30, 2007, approximately $1.4 million of unrecognized tax benefits may be recognized through the end of the fiscal year if the statute of limitations closes and no adjustment is made to our tax position.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state, and foreign income tax matters in income tax expense. Approximately $0.8 million and $0.7 million is accrued for interest at  June 30, 2007 and March 31, 2007, respectively.

We conduct business globally and, as a result, file consolidated and separate Federal, state, and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2004.

12.   COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

13.   DEFINED BENEFIT PENSION PLANS

Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	June 30, 2007	July 1, 2006
	(in thousands)
Service Cost	$143	$187
Interest cost on benefit obligation	52	58
Expected return on plan assets	(18)	(46)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(3)	2
Net periodic benefit cost	$174	$201

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

Enterprise Wide Disclosures About Product and Services

We have three families of products: (1) those that serve the blood donor, (2) those that serve the patient and (3) our services and software products which are used in connection with our donor and patient products.  Under the donor family of products we have included blood bank, red cell and plasma collection products. The patient products include autologous blood salvage products targeting surgical patients who lose blood while in the operating room and while in recovery.

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

Red cell products include machines, single use disposables and solutions that perform apheresis for the collection of red blood cells. The devices used for the collection red blood cells is the MCS®+ mobile collection system and the newly released Cymbal device.

Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma.  The devices used in automated plasma collection are the PCS®2 plasma collection system and the Superlite™.

Patient

Patient products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Patient products include the OrthoPAT®, Cell Saver® and cardioPAT autologous blood recovery systems, and the Smart Suction Harmony which is a suction device designed to operate together with these blood recovery systems. Cell Saver technologies are used in cardiovascular procedures, specifically higher blood loss surgeries and trauma. The cardioPAT is used for cardiovascular surgeries where there is less bleeding and post-operatively. OrthoPAT technology is used for lower, slower blood loss orthopedic procedures, where bleeding takes place during and after surgery.  These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.

Software and Services

Software and services revenue includes revenue generated from our information services businesses, 5D and IDM  and from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales, including . 5D and IDM provide software support and collection and data management systems, to plasma collectors, blood banks and the U.S. Department of Defense.

Revenues from External Customers:

	Three Months Ended
	(in thousands)
	June 30, 2007	July 1, 2006
Disposables Revenues by Product Family
Donor:
Plasma	$35,955	$31,819
Blood Bank	33,032	31,366
Red Cell	10,944	10,600
	$79,931	$73,785

Patient:
Surgical	$16,694	$17,201
OrthoPAT	8,187	7,556
	$24,881	$24,757

Disposables Revenue	$104,812	$98,542

Equipment	$6,968	$5,608
Software and Services	$10,156	$6,524

Total revenues from external customers	$121,936	$110,674

15.   RESTRUCTURING

In FY2007, we embarked on the first year of a business transformation with the primary focus on our international businesses. The goal of the transformation was to position these businesses to complement the growth of our U.S. business.

Having completed the business transformation in both Japan and Asia, on April 2, 2007 management approved a plan to consolidate our customer support functions in Europe into our European Headquarters in Signy, Switzerland. The consolidated center in Signy will include finance, customer and sales support, and logistics supply chain management. The consolidation of these functions is planned to occur during the current fiscal year. To complete this plan we expect to incur exit related costs of $4 million to $5 million, including up to $3.5 million of one-time termination benefits and related costs (principally severance and outplacement costs), $0.75 million of relocation costs and $0.75 million of costs associated with reducing our facilities.

We expect this transformation will yield improved operating effectiveness, including improved customer service, enhanced business continuity for our global organization, and greater professional development opportunities for our employees, as well as annual operating savings of approximately $1.5 million.

During the three months ended June 30, 2007, we began the reorganization of certain of our international sales and service organizations and recorded pre-tax restructuring costs of $1.4 million as selling, general and administrative costs. Additionally, we incurred other transformation costs of $0.2 million, including the costs of hiring new personnel in Signy, Switzerland.

The following summarizes the restructuring activity for the three months ended June 30, 2007 and July 1, 2006, respectively:

(Dollars in thousands)

					Restructuring
		Three Months Ended June 30, 2007			Accrual
	Balance at			Asset Write	Balance at
	March 31, 2007	Cost Incurred	Payments	down	June 30, 2007

Employee-related costs	$—	$1,283	$106		$1,177
Facility related costs	0	144	63	47	34
	$—	$1,427	$169	$47	$1,211

(Dollars in thousands)

					Restructuring
		Three Months Ended July 1, 2006			Accrual
	Balance at			Asset Write	Balance at
	April 1, 2006	Cost Incurred	Payments	down	June 30, 2007

Employee-related costs	$—	$1,561	$235	$—	$1,326
Facility related costs	—	—	—	—	—
	$—	$1,561	$235	$—	$1,326

16.   CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

The Company is implementing an Enterprise Resource Planning (ERP) system. We plan to implement the system in three phases over the next three years

The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $0.5 million and $0.0 million, respectively, during the three month periods ended June 30, 2007 and July 1, 2006,in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $7.4 million in internal personnel and third party development costs.

SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. In connection with the development of our next generation Donor apheresis platform, the Company capitalized $1.2 million during the three month period ended June 30, 2007 and $7.1 million in total software development costs.  All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed.  We will begin to amortize these costs when the device is released for sale.

17.    SUBSEQUENT EVENT

On July 9, 2007, the Company acquired Infonalé, Inc.( Infonalé) for approximately $1.3 million in cash plus contingent consideration based upon future operating performance. Infonalé is a leading developer of IT software and consulting services for optimizing hospital blood use and management.  The purchase price will be principally allocated to intangible assets including completed technology and goodwill.  The results of the Infonalé operations will be included in our consolidated results for periods after the acquisition date.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our fiscal year 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2007. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 31.

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

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 86% and 89% of our total revenues for the first quarter of fiscal year 2008 and 2007, respectively.

Financial Summary

	For the three months ended
			% Increase/
			(Decrease)
(in thousands, except per share data)	June 30, 2007	July 1, 2006 (a)	Q1FY08 vs. Q1FY07
Net revenues	$121,936	$110,674	10.2%
Gross profit	$61,494	$57,373	7.2%
% of net revenues	50.4%	51.8%

Operating income	$15,779	$14,891	6.0%
% of net revenues	12.9%	13.5%

Interest expense	$(207)	$(425)	(51.3)%
Interest income	$1,903	$2,026	(6.1)%
Other income, net	$957	$912	4.9%

Income before taxes	$18,432	$17,404	5.9%

Provision for income tax	$5,755	$6,248	(7.9)%
% of pre-tax income	31.2%	35.9%

Net income	$12,677	$11,156	13.6%
% of net revenues	10.4%	10.1%

Earnings per share-diluted	$0.46	$0.40	16.0%

(a)             Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition on July 18, 2006

Net revenues increased 10.2% for the first quarter of fiscal year 2008 over the comparable period of fiscal year 2007.  The effects of foreign exchange accounted for a decrease of 0.2% for the first quarter. The remaining increase of 10.5% for the quarter is mainly due to increases in our disposables revenue, software revenues and equipment sales.  The increase in disposable revenue for the quarter resulted primarily from disposable unit increases in our plasma, blood bank and orthoPAT product lines.  The software growth was due to organic growth and the acquisition of IDM which took place in the fourth quarter of fiscal 2007.

Gross profit increased 7.2% for the first quarter of fiscal year 2008 over the comparable period of fiscal year 2007. The unfavorable effects of foreign exchange accounted for a decrease of 3.8% for the quarter.   The remaining increase of 11.3% for the quarter was due primarily to increased sales offset partly by changes in product mix.

Operating income increased 6.0% for the first quarter of fiscal year 2008 over the comparable period of fiscal year 2007.  The unfavorable effects of foreign exchange accounted for a decrease of operating income of 18.8% for the quarter. Without the unfavorable effects of foreign exchange operating income increased 26.6% for the quarter. These increases were a result of the gross profit changes described above offset by higher operating expenses of 7.6% which are largely related to increases in ERP spending as we achieved our first major go live milestones and operating expenses for Arryx and IDM, whose expenses were not included in the first quarter of fiscal year 2007.

Net income increased 13.6% for the first quarter of fiscal year 2008 over the comparable period of fiscal year 2007.  The unfavorable effects of foreign exchange accounted for decreases of 21.9% for the first quarter of fiscal year 2008.   Without the unfavorable effects of foreign exchange net income increased 38.0% for the first quarter of fiscal year 2008 over the comparable period of fiscal year 2007.  The main factors that affected net income were the increases in operating income due to the reasons mentioned above and to a lower tax rate.

RESULTS OF OPERATIONS

Net Revenues
By Geography

	For the three months ended		% Increase / (Decrease) Q1FY08 vs.
(in thousands)	June 30, 2007	July 1, 2006	Q1FY07

United States	$54,831	$46,420	18.1%
International	67,105	64,254	4.4%
Net revenues	$121,936	$110,674	10.2%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the U.S. approximated 55% and 58% of total sales for the first quarter of fiscal years 2008 and 2007, respectively.  Revenues in Japan accounted for approximately 17% and 20% of total revenues for the first quarter of fiscal year 2008 and 2007, respectively. Revenues in Europe accounted for approximately 31% and 30% of total revenues for the first quarter of fiscal year 2008 and 2007, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro.  As discussed above, our results of operations can be impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues

By Product Type

	For the three months ended		% Increase / (Decrease) Q1FY08 vs.
(in thousands)	June 30, 2007	July 1, 2006	Q1FY07

Disposables	$104,812	$98,542	6.4%
Software & Services	10,156	6,524	55.7%
Equipment	6,968	5,608	24.3%
Net revenues	$121,936	$110,674	10.2%

Disposables Revenues

By Product Type

	For the three months ended		% Increase / (Decrease)
(in thousands)	June 30, 2007	July 1, 2006	Q1FY08 vs. Q1FY07

Donor:
Plasma	$35,955	$31,819	13.0%
Blood Bank	33,032	31,366	5.3%
Red Cell	10,944	10,600	3.2%
Subtotal	$79,931	$73,785	8.3%

Patient:
Surgical	$16,694	$17,201	(2.9)%
OrthoPat	8,187	7,556	8.4%
Subtotal	$24,881	$24,757	0.5%

Total disposables revenue	$104,812	$98,542	6.4%

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank and Red Cell product lines.  Disposables revenue for donor products increased 8.3% compared to the first quarter of fiscal year 2007. Foreign exchange resulted in a 0.8% decrease for the first quarter over the comparable period in fiscal year 2007.  The remaining increase of 9.3% was the result of increases in the Plasma and Blood Bank product lines, as discussed below.

Plasma

Plasma disposables revenue increased 13.0% for the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007. Foreign exchange resulted in a 0.6% increase in plasma disposables revenue for the quarter.  The remaining increase of 12.6% for the quarter comes from the U.S. and Europe sales increase. The U.S. increase was due to unit growth largely with ZLB and newly contracted Talecris.  Europe plasma growth is also the result of increases in collections by our customers as the demand for source plasma continues to strengthen.

Blood Bank

Blood bank disposable revenue for donor products increased 5.3% for the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007.  Foreign exchange resulted in a 2.8% decrease in blood bank disposables revenue during the quarter over the comparable period in fiscal year 2007.

Without the effect of currency, blood bank revenue increased 8.3% for the quarter over fiscal year 2007.  In the quarter Europe, Asia and Japan account for the increase.   The increase in Europe is largely due to our distributor market sales.  Asia sales increase is largely in China as our business there moves from distribution sales to direct sales.  The Japan increase is largely due to a price increase.

Red Cell

Red Cell disposables revenue increased 3.2% compared to the first quarter of fiscal year 2007.  Foreign exchange accounted for an increase of 0.8% for the first quarter over the comparable period in fiscal year 2007.  Of the remaining increase of 2.5% for the quarter, the U.S. contributed roughly 100% of the increase which relates to a mix of volume and price improvements.

PATIENT PRODUCTS

The patient product line has two major brand platforms: the Cell Saver® brand and the OrthoPAT® brand. Patient disposables revenue increased 0.5% compared to the first quarter of fiscal year 2007. Foreign exchange resulted in a 0.5% increase in patient disposables revenue during the quarter. Without the effects of currency, patient disposables revenue was flat to last year for reasons discussed below.

Surgical

Surgical disposables revenue decreased 2.9% as compared to the first quarter of fiscal year 2007. Foreign exchange resulted in a 0.4% increase in surgical disposable revenue during the quarter. Surgical disposables revenue consists principally of Cell Saver products.  Without the effect of currency, surgical disposables revenue decreased 3.4% for the quarter.  The decrease largely comes from the U.S. and Japan and is offset slightly by sales gains in Europe.  Europe’s growth largely relates to reimbursement issues in the first quarter of fiscal year 2006. The reason for the reduction in market demand is due to fewer open heart surgeries.

OrthoPAT

OrthoPAT disposables revenue increased 8.4% as compared to the first quarter of fiscal year 2007. Foreign exchange resulted in a 1.0% increase in OrthoPAT disposables revenue during the quarter. Without foreign exchange, revenues increased by 7.5% for the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007. Growth was largely in the U.S. and, to a lesser extent, Europe.  The sales increase in the U.S. is attributable to unit growth in both existing sites and new accounts.

Other Revenues

	For the three months ended		% Increase / (Decrease) Q1FY08 vs.
(in thousands)	June 30, 2007	July 1, 2006	Q1FY07

Software & Services	$10,156	$6,524	55.7%
Equipment	6,968	5,608	24.3%
Total other revenues	$17,124	$12,132	41.1%

Our software and services revenues include revenue from software sales and support services provided by our 5D and IDM businesses, and services revenues from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs.

During the first three months of fiscal year 2008, software and services revenue increased 55.7% as compared to fiscal year 2007.  Foreign exchange resulted in a 0.6% increase over fiscal year 2007.  The 55.5% increase is largely due to increased revenues from 5D which are principally the result of a software support contract for a military customer and $1.9 million in revenues from the acquisition of IDM’s assets that took place in Q4 of fiscal year 2007.

During the first three months of fiscal year 2008, revenue from equipment sales increased 24.3% over fiscal year 2007. Foreign exchange resulted in a 3.2% increase in equipment revenue.  The remaining increase of 21.3% over fiscal year 2007 relates largely to red cell equipment sales in the U.S. in the first quarter of fiscal year 2008.    Equipment sales fluctuate from period to period.

Gross Profit

	For the three months ended		% Increase / (Decrease) Q1FY08 vs.
(in thousands)	June 30, 2007	July 1, 2006	Q1FY07

Gross Profit	$61,494	$57,373	7.2%

% of net revenues	50.4%	51.8%

Gross profit increased 7.2% as compared to the first quarter of fiscal year 2007.  Foreign exchange resulted in a 3.8% decrease for the quarter in gross profit as compared to fiscal year 2007. The remaining increase of 11.3% for the quarter was due primarily to i) the net increase in sales, (ii) a decrease in equipment depreciation expense primarily as a result of a change in our depreciation life of our U.S. commercial plasma and U.S. OrthoPAT machines. Our Gross Profit margin decreased due to product mix, as we sold more commercial plasma product and consulting services with lower gross margins.

Operating Expenses

	For the three months ended		% Increase Q1FY08 vs.
(in thousands)	June 30, 2007	July 1, 2006	Q1FY07

Research and development	$6,276	$5,422	15.8%
% of net revenues	5.1%	4.9%

Selling, general and administrative	$39,439	$36,908	6.9%
% of net revenues	32.3%	33.3%

Cost to Equity	$0	$152

Total Operating Expenses	$45,715	$42,482
% of net revenues	37.5%	38.4%

Research and Development

Research and development expenses increased 15.8% as compared to current quarter of fiscal year 2007.  Foreign exchange resulted in a 0.1% decrease in research and development during the quarter.  The significant factors in the remaining increase of 12.7% for the quarter were expense of Arryx and IDM, acquisitions that took place in second quarter and fourth quarter of fiscal year 2007, respectively.

Selling, General and Administrative

During the first quarter of fiscal year 2008, selling, general and administrative expenses increased 6.9% for the quarter. Foreign exchange resulted in a 1.6% increase in selling, general and administrative during the quarter.  Excluding the impact of foreign exchange, selling, general and administrative expense increased 5.3% for the first quarter as compared to the comparable period in fiscal year 2007.  The increase for the quarter was due largely to ERP expenses of $1.4 million relating to internal personnel and third party consulting costs and training along with selling, marketing and handling costs to support the 10% increase in sales, slightly offset by a $0.7 million decrease in stock compensation expense.

Operating Income

	For the three months ended		% Increase Q1FY08 vs.
(in thousands)	June 30, 2007	July 1, 2006	Q1FY07

Operating income	$15,779	$14,891	6.0%

% of net revenues	12.9%	13.5%

Operating income increased 6.0% as compared to the first quarter of fiscal year 2007.  Foreign exchange resulted in an 18.8% decrease in operating income during the quarter.  Without the effects of foreign currency, operating income increased 26.6% for the quarter due primarily to gross profit growth offset partially by increases in operating expenses as described above.

Other income, net

	For the three months ended		% Increase / (Decrease) Q1FY08x
(in thousands)	June 30, 2007	July 1, 2006	vs. Q1FY07

Interest expense	$(207)	$(425)
Interest income	1,903	2,026
Other income, net	957	912
Total other income, net	$2,653	$2,513	5.6%

% of net revenues	2.2%	2.3%

Total other income, net increased 5.6% during the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 due to (i) a decrease in interest expense due to lower average fixed rate debt outstanding and (ii) a decrease in interest income due to lower invested cash resulting from the Company’s share repurchase programs in fiscal year 2007 and 2008  offset by higher interest rates on invested cash.

Income Taxes

	For the three months ended
Reported Income Tax Rate	June 30, 2007	July 1, 2006	% Increase / (Decrease) Q1 FY08 vs. Q1 FY07
	31.2%	35.6%	-4.4%

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises.  Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, and a stock acquisition.

The reported tax rate was 31.2% for the current three month period ended June 30, 2007.  The reported tax rate was 35.6% for the three month period ended July 1, 2006.

The reported tax rate includes a 34.25% expected annual tax rate that reflects lower tax exempt income and export credits than in prior periods, offset by a $0.5 million discrete items representing the reversal of previously accrued foreign income taxes in Japan due to expiration of the statute of limitations.

We expect our annual tax rate to be approximately 34.25% for the remainder of fiscal year 2008.  Future adjustments may, however, increase or decrease the reported tax rate for discrete items.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an Interpretation of FASB Statement 109, (FIN48) effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

As of April 1, 2007, our unrecognized tax benefits totaled approximately $6.5 million which, if recognized, would favorably affect our effective tax rate in future periods. No adjustment was made to the liability for unrecognized tax benefits as of April 1,2007 or June 30, 2007  or current year’s tax provision in connection with the adoption of FIN48. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. In addition to the expiration of the statute of limitations in Japan during the three month period ended June 30, 2007, approximately $1.4 million of unrecognized tax benefits may be recognized through the end of the fiscal year if the statute of limitations closes and no adjustment is made to our tax position.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state, and foreign income tax matters in income tax expense. Approximately $.8 million and $.7 million is accrued for interest at  June 30, 2007 and March 31, 2007, respectively.

We conduct business globally and, as a result, file consolidated and separate Federal, state, and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2004.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	June 30, 2007	March 31, 2007
	(dollars in thousands)
Cash & cash equivalents	$216,056	$229,227
Working capital	$316,951	$321,654
Current ratio	4.7	4.9
Net cash position (1)	$190,933	$200,351
Days sales outstanding (DSO)	70	68
Disposables finished goods inventory turnover	5.4	5.1

(1) Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures and acquisitions, new business and product development and working capital for at least the next twelve months.

	June 30, 2007	July 1, 2006	$ Increase / (Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$14,181	$17,509	$(3,328)
Investing activities	(10,143)	(9,283)	(860)
Financing activities	(18,475)	476	(18,951)
Effect of exchange rate changes on cash (1)	1,266	662	604
Net (decrease) / increase in cash and cash equivalents	$(13,171)	$9,364	$(22,535)

(1)          The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Through June 30, 2007, the Company repurchased approximately 0.6 million shares of its common stock for an aggregate purchase price of $29.5 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued). On June 30, 2007 we had a liability of $4.7 million in connection with share repurchase trades not yet settled.  In May 2007, the Board of Directors set a $75.0 million share repurchase expenditure limit which was publicly announced.  At June 30, 2007 we had $45.5 million remaining on the $75.0 million share repurchase limit set by the Board of Directors.

Cash Flow Overview:

Three Month Comparison

Operating Activities:

Net cash provided by operating activities decreased in the first three months of fiscal year 2008 as compared to 2007 due primarily to:

•      $1.5 million increase in net income due to an increase in sales predominately in the Software and Services product line

•      $2.2 million increase in accounts payable and accrued expenses, and other assets and other long-term liabilities due primarily to the value of the stock repurchases recorded as trade date but not settled as of June 30, 2007.

•     $6.4 million increase in inventory primarily due to an increase in equipment driven by new demand for the plasma market,.

Investing Activities:

Net cash used in investing activities increased slightly due to additional capital costs.

Financing Activities:

Net cash used by financing activities increased by $18.9 million.

Additional cost was used for:

•      $24.7 million used to repurchase shares of Company common stock in Q1 FY08.

Partially offset by

•              $4.4 million increase in the exercise of stock options.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products.

Foreign Exchange

Approximately 55% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

			Composite Index Hedge Spot Rates		Favorable / (Unfavorable) Change versus Prior Year

FY2003		Q1	1.09		(8.9)%
		Q2	1.08		(10.3)%
		Q3	1.10		(8.1)%
		Q4	1.17		(11.0)%
2003	Total		1.11		(9.5)%

FY2004		Q1	1.13		(3.6)%
		Q2	1.05		3.6%
		Q3	1.06		3.2%
		Q4	1.01		15.9%
2004	Total		1.06		4.9%

FY2005		Q1	0.97		15.7%
		Q2	0.99		5.1%
		Q3	0.92		15.5%
		Q4	0.89		14.1%
2005	Total		0.94		12.7%

FY2006		Q1	0.92		5.2%
		Q2	0.91		9.1%
		Q3	0.87		5.7%
		Q4	0.86		2.8%
2006	Total		0.89		5.1%

FY2007		Q1	0.89		3.6%
		Q2	0.92		(1.1)%
		Q3	0.96		(9.4)%
		Q4	0.95		(9.3)%
2007	Total		0.93		(4.2)%

FY2008		Q1	0.92		(3.1)%
		Q2	0.93		(1.0)%
		Q3	0.93		3.3%
		Q4	0.93		2.4%
2008	Total		0.93		0.4%

FY2009		Q1	0.92		0.5%
		Q2	0.91	*	1.8%

NOTE:  * Represents hedges through July FY09 only.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations. This statement is effective for our fiscal year 2009.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“FAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations. This statement is effective for our fiscal year 2009.

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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At June 30, 2007, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged Currency	(BUY) / SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value	Maturity

Euro	5,266,000	$1.277	$1.297	$(253,010)	Jul – Aug 2007
Euro	8,098,000	$1.284	$1.302	$(371,912)	Sep - Nov 2007
Euro	8,506,000	$1.305	$1.320	$(261,676)	Dec 2007 - Feb 2008
Euro	9,080,000	$1.345	$1.358	$29,931	Mar - May 2008
Japanese Yen	972,000,000	117.0 per US$	111.9 per US$	$706,722	Jul – Aug 2007
Japanese Yen	1,459,000,000	117.5 per US$	112.6 per US$	$854,225	Sep - Nov 2007
Japanese Yen	1,280,000,000	120.0 per US$	115.0 per US$	$394,506	Dec 2007 - Feb 2008
Japanese Yen	1,331,000,000	120.6 per US$	115.8 per US$	$215,866	Mar - May 2008
			Total:	$1,314,652

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the US dollar relative to all other major currencies.  In the event of a 10% strengthening of the US dollar, the change in fair value of all forward contracts would result in a $10.1 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $11.1 million decrease in the fair value of the forward contracts.

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

At June 30, 2007, the fair value of our long-term debt was approximately $0.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $6.5 million, 8.41% real estate mortgage.

At July 1, 2006, the fair value of our long-term debt was approximately $0.9 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $5.7 million, 7.05% fixed rate senior notes and our $7.1 million, 8.41% real estate mortgage.

Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at June 30, 2007 the fair value of our long-term debt would change by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule
13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

 Not applicable

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Through June 30, 2007, the Company repurchased approximately 0.6 million shares of its common stock for an aggregate purchase price of $29.5 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).   In May 2007, the Board of Directors set a $75.0 million share repurchase expenditure limit which was publicly announced. At June 30, 2007 we had $45.5 million remaining on the $75.0 million share repurchase limit set by the Board of Directors.

During the three months ended June 30, 2007, the Company repurchased $29.5 million or 0.6 shares million of its Common Stock as illustrated in the table below. All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 to April 28, 2007	N/A	N/A	N/A	N/A
April 29, 2007 to May 26, 2007	123,702	$48.90	$6,049,383	$68,950,617
May 27, 2007 to June 30, 2007	454,234	$51.66	$23,467,700	$45,482,916

Total	577,936	$51.07	$29,517,083	$45,482,916

As of June 30, 2007, the Company had 26.5 million basic weighted average shares of its Common Stock outstanding.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company

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

HAEMONETICS CORPORATION

Date: August 8, 2007	By:	/s/ Brad Nutter
Brad Nutter, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Christopher Lindop
Christopher Lindop, Vice President and Chief
Financial Officer (Principal Financial Officer)