Form 10-Q
period 2007-09-29
HAEMONETICS CORP
filed 2007-11-08
CIK 313143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: September 29, 2007

Commission File Number: 1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Wood Road, Braintree, MA 02184 (Address of principal executive offices)
Registrant's telephone number, including area code: (781) 848-7100

        Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐ No ☒

        The number of shares of $.01 par value common stock outstanding as of September 29, 2007:    25,411,578

HAEMONETICS CORPORATION

ITEM 1.    FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	Three months ended		Six months ended
	September 29 2007	September 30 2006	September 29 2007	September 30 2006
Net revenues	$121,179	$108,487	$243,115	$219,161
Cost of goods sold	61,290	53,326	121,732	106,626

Gross profit	59,889	55,162	121,383	112,535

Operating expenses:
Research and development	6,727	6,119	13,003	11,541
Selling, general and administrative	38,546	34,741	77,985	71,649
Cost to Equity	—	73	—	225
In process research & development	—	9,073	—	9,073

Total operating expenses	45,273	50,006	90,988	92,488

Operating income	14,616	5,156	30,395	20,047
Interest expense	(153)	(421)	(360)	(846)
Interest income	1,414	1,951	3,317	3,977
Other income, net	731	425	1,688	1,337

Income before provision for income taxes	16,608	7,111	35,040	24,515
Provision for income taxes	5,441	5,845	11,196	12,093

Net income	$11,167	$1,266	$23,844	$12,422

Basic income per common share
Net income	$0.44	$0.05	$0.91	$0.46
Income per common share assuming dilution
Net income	$0.42	$0.05	$0.89	$0.44
Weighted average shares outstanding
Basic	25,609	27,087	26,072	26,993
Diluted	26,461	27,969	26,934	27,948

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands)

	September 29, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$154,983	$229,227
Accounts receivable, less allowance of $1,949 at September 29, 2007 and $1,440 at March 31, 2007	100,896	91,832
Inventories, net	66,069	61,797
Deferred tax asset, net	18,411	11,748
Prepaid expenses and other current assets	20,642	9,067

Total current assets	361,001	403,671
Property, plant and equipment:
Land, building and building improvements	46,984	41,649
Plant equipment and machinery	82,886	85,140
Office equipment and information technology	44,625	34,320
Haemonetics equipment	158,814	149,745

Total property, plant and equipment	333,309	310,854
Less: accumulated depreciation	229,517	220,079

Net property, plant and equipment	103,792	90,775
Other assets:
Other intangibles, less amortization of $19,166 at September 29, 2007 and $17,284 at March 31, 2007	37,580	33,857
Goodwill	35,242	34,958
Deferred tax asset, long term	5,798	4,513
Other long-term assets	5,277	4,961

Total other assets	83,897	78,289

Total assets	$548,690	$572,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17,917	$22,201
Accounts payable	17,665	17,187
Accrued payroll and related costs	15,698	14,522
Accrued income taxes	1,116	1,163
Other liabilities	37,539	26,944

Total current liabilities	89,935	82,017
Long-term debt, net of current maturities	6,361	6,675
Other long-term liabilities	4,668	4,395
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value; Authorized—150,000,000 shares;
Issued and outstanding—25,411,578 shares at September 29, 2007 and 26,516,979 shares at March 31, 2007	254	265
Additional paid-in capital	170,941	163,815
Retained earnings	274,442	315,767
Accumulated other comprehensive income/(loss)	2,089	(199)

Total Stockholders' equity	447,726	479,648
Total liabilities and stockholders' equity	$548,690	$572,735

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Comprehensive Income
	Shares	$'s
Balance, March 31, 2007	26,517	$265	$163,815	$315,767	(199)	$479,648

Employee stock purchase plan	29	1	1,118	—	—	1,119
Exercise of stock options and related tax benefit	319	2	11,210	—	—	11,212
Shares repurchaed	(1,463)	(14)	(9,813)	(65,169)		(74,996)
Issuance of restricted stock, net of cancellations	10	—	—	—		—
Issuance of restricted stock, net of cancellations	—	—	—	—	—
Stock Compensation expense	—	—	4,611	—	—	4,611
Net income	—	—	—	23,844	—	23,844	23,844
Foreign currency translation adjustment	—	—	—	—	3,772	3,772	3,772
Unrealized loss on derivatives	—	—	—	—	(1,484)	(1,484)	(1,484)

Comprehensive income	—	—	—	—	—	—	26,132

Balance, September 29, 2007	25,412	$254	$170,941	$274,442	$2,089	$447,726

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Six Months Ended
	September 29, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net income	$23,844	$12,422
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	14,685	14,120
Stock compensation expense	4,611	5,294
Gain on sales of plant, property and equipment	(380)	(616)
Loss/(gain) from hedging activities	245	(2,716)
In-process research and development/Other unusual charges	—	9,298
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable, net	(6,726)	5,126
Increase in inventories	(5,050)	(5,441)
Decrease in prepaid income taxes	484	192
(Increase) in other assets and other long-term liabilities	(17,425)	(1,793)
(Decrease)/Increase in accounts payable and accrued expenses	6,590	(2,387)

Net cash provided by operating activities	20,878	33,499
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(27,255)	(17,290)
Proceeds from sale of property, plant and equipment	1,962	1,754
Acquisition of Infonale, Inc.	(1,386)	—
Acquisition of Arryx, Inc.	—	(23,227)

Net cash (used in) investing activities	(26,679)	(38,763)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(314)	(287)
Net (decrease) in short-term revolving credit agreements	(4,456)	(4,293)
Employee stock purchase plan	1,119	1,012
Exercise of stock options	9,269	8,365
Excess tax benefit on exercise of stock options	791	1,668
Stock Repurchase	(74,996)	(10,629)

Net cash used in provided by financing activities	(68,587)	(4,164)
Effect of Exchange Rates on Cash and Cash Equivalents	144	961

Net (Decrease) in Cash and Cash Equivalents	(74,244)	(8,467)
Cash and Cash Equivalents at Beginning of Year	229,227	250,667

Cash and Cash Equivalents at End of Period	$154,983	$242,200

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$1,657	$2,000

Supplemental Disclosures of Cash Flow Information:
Interest paid	$502	$731

Income taxes paid	$17,490	$12,938

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the six months ended September 29, 2007. Additionally, the FY07 amounts have been restated in accordance with Accounting Principles Board, Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" to reflect our investment in Arryx, Inc. for periods prior to the acquisition on July 18, 2006. Operating results for the three and six month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2008 or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 31, 2007.

        Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2008 and 2007 include 52 weeks with all four quarters including 13 weeks.

Revenue Recognition

        Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with SAB No. 104, "Revenue Recognition" which requires that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, unless perfunctory, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Multiple element arrangements

        When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element's relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by the using other objective evidence as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

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

Software and Service Revenues

        Software sales consist of the sale of our donor management information technology developed by our subsidiary, 5D and the newly acquired Information Data Management, Inc. ("IDM") business.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued FASB No. 157, "Fair Value Measurements" ("FASB No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FASB No. 157 on our financial position and results of operations. This statement is effective for our fiscal year 2009.

        In February 2007, the FASB issued FASB No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("FASB No. 159"). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FASB No. 159 on our financial position and results of operations. This statement is effective for our fiscal year 2009.

3. EARNINGS PER SHARE ("EPS")

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by FASB Statement No. 128, "Earnings Per

Share." Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	September 29, 2007	September 30, 2006
	(in thousands, except per share amounts)
Basic EPS
Net income	$11,167	$1,266
Weighted average shares	25,609	27,087

Basic income per share	$0.44	$0.05

Diluted EPS
Net income	$11,167	$1,266
Basic weighted average shares	25,609	27,087
Dilutive effect of stock options	851	882

Diluted weighted average shares	26,461	27,969
Diluted income per share	$0.42	$0.05

	For the Six Months Ended
	September 29, 2007	September 30, 2006
	(in thousands, except per share amounts)
Basic EPS
Net income	$23,844	$12,422
Weighted average shares	26,072	26,993

Basic income per share	$0.91	$0.46

Diluted EPS
Net income	$23,844	$12,422
Basic weighted average shares	26,072	26,993
Dilutive effect of stock options	863	955

Diluted weighted average shares	26,934	27,948
Diluted income per share	$0.89	$0.44

4. STOCK-BASED COMPENSATION

        Stock-based compensation expense of $4.6 million and $5.3 million was recognized for the six months ended September 29, 2007 and September 30, 2006, respectively. The related income tax benefit recognized was $1.3 million and $1.5 million for the six months ended September 29, 2007 and September 30, 2006, respectively. We recognize stock-based compensation on a straight line basis.

        For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company's consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2007. Our stock-based compensation plans currently consist of stock options, restricted stock and an employee stock purchase plan. Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors. Options, restricted stock and restricted stock units granted to employees in the six months ended September 29, 2007 vest over a four year period of time and the options expire not more than 7 years from the date of grant. Restricted stock units and options granted to the Board of Directors in the six months ended September 29, 2007 vest 1 year from the date of grant and the options expire not more than 7 years from the date of grant.

        Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) are reported as a financing cash flow, rather than as an operating cash flow, as previously required. This excess tax benefit was $0.2 million and $1.4 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $0.8 million and $1.7 million for the six months ended September 29, 2007 and September 30, 2006, respectively.

        A summary of information related to stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($000's)
Outstanding at March 31, 2007	4,064,478	$35.30	5.41	$51,057

Granted	1,799	$47.80
Exercised	(259,742)	$29.20
Terminated	(6,524)	$36.04

Outstanding at June 30, 2007	3,800,011	$35.72	5.20	$64,484

Granted	32,144	$49.92
Exercised	(58,937)	$28.68
Terminated	(40,890)	$47.14

Outstanding at September 29, 2007	3,732,328	$35.83	4.93	$53,040

Exercisable at September 29, 2007	2,509,398	$31.06	4.65	$46,758
Expected to Vest at September 29, 2007	3,485,919	$35.09	4.90	$51,890

        The total intrinsic value of options exercised during the three month periods ended September 29, 2007 and September 30, 2006, was $1.3 million and $5.1 million, respectively, and $6.8 million and $9.2 million for the six month periods ended September 29, 2007 and September 30, 2006, respectively.

        As of September 29, 2007 and September 30, 2006, there was $15.0 million and $21.4 million, respectively, of total unrecognized compensation cost related to non vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years and 2.0 years. The total fair value of shares fully vested during the six months ended September 29, 2007 and September 30, 2006 was $25.5 million and $17.4 million, respectively.

        The weighted average fair value for our options granted in the first six months of 2007 and 2006 was $17.78 and $19.12, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period. The assumptions utilized for option grants during the periods presented are as follows:

	Six Months Ended
	September 29, 2007	September 30, 2006
Stock Options Black-Scholes assumptions (weighted average):
Volatility	30.18%	31.00%
Expected life (years)	5.0	5.0
Risk-free interest rate	4.61%	5.00%
Dividend yield	0.00%	0.00%

        As of September 29, 2007 there was $0.3 million of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 3.59 years. The total fair value of shares fully vested during the six months ended September 29, 2007 was $0.0 million.

        A summary of information related to restricted stock awards is as follows:

	Shares	Weighted Average Share Price
Nonvested at March 31, 2007	0	$0.00

Granted	10,000	$48.09
Vested	—	—
Forfeited	—	—
Terminated	—	—

Nonvested at September 29, 2007	10,000	$48.09

        As of September 29, 2007 there was $0.1 million of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.02 years. The total fair value of shares fully vested during the six months ended September 29, 2007 was $0.0 million.

        A summary of information related to restricted stock units is as follows:

	Shares	Weighted Average Share Price
Nonvested at March 31, 2007	0	$0.00

Granted	3,305	$50.16
Vested	—	—
Forfeited	—	—
Terminated	—	—

Nonvested at September 29, 2007	3,305	$50.16

        As of September 29, 2007, there was $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to Employee Stock Purchase Plan ("ESPP") shares. That cost is expected to be recognized during 2007.

        During the six months ended September 29, 2007 and September 30, 2006, there were 28,968 and 24,372 shares purchased under the ESPP, respectively. They were purchased at $38.6325 and $41.5225 per share under the ESPP.

5. ACCOUNTING FOR SHIPPING AND HANDLING COSTS

        Shipping and handling costs are included in costs of goods sold with the exception of $2.5 million and $1.8 million for the three month periods ended September 29, 2007 and September 30, 2006, respectively, and $4.4 million and $3.3 million for the six month periods ended September 29, 2007 and September 30, 2006, respectively, that are included in selling, general and administrative expenses. Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

	For the three months ended
	September 29, 2007	September 30, 2006
	(in thousands)
Warranty accrual as of the beginning of the period	$734	$676
Warranty Provision	506	586
Warranty Spending	(506)	(584)

Warranty accrual as of the end of the period	$734	$678

	For the six months ended
	September 29, 2007	September 30, 2006
	(in thousands)
Warranty accrual as of the beginning of the period	$734	$676
Warranty Provision	988	820
Warranty Spending	(988)	(818)

Warranty accrual as of the end of the period	$734	$678

8. COMPREHENSIVE INCOME

        Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

        A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	September 29, 2007	September 30, 2006
Net income	$11,167	$1,266

Other comprehensive income:
Foreign currency translation	3,475	800
Unrealized (loss) on cash flow hedges, net of tax	(2,681)	(182)
Reclassifications into earnings of cash flow hedge losses/(gains), net of tax	280	(163)

Total comprehensive income	$12,241	$1,721

	For the six months ended
(In thousands)	September 29, 2007	September 30, 2006
Net income	$23,844	$12,422

Other comprehensive income:
Foreign currency translation	3,772	3,561
Unrealized (loss) on cash flow hedges, net of tax	(1,930)	(1,903)
Reclassifications into earnings of cash flow hedge losses / (gains), net of tax	446	(900)

Total comprehensive income	$26,132	$13,180

9. INVENTORIES

        Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

        Inventories consist of the following:

	September 29, 2007	March 31, 2007
	(in thousands)
Raw materials	$22,860	$15,190
Work-in-process	9,791	7,681
Finished goods	33,418	38,927

	$66,069	$61,797

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The change in the carrying amount of our goodwill during the six months ended September 29, 2007 is as follows (in thousands):

Carrying amount as of March 31, 2007	$34,958
Arryx, Inc(a)	25
IDM, Inc.(b)	36
Effect of change in rates used for translation	223

Carrying amount as of September 29, 2007	$35,242

(a)
See Foot Note #3, Acquisitions, in our fiscal year 2007 Form 10-K for a full description of the acquisition of Arryx, Inc. which occurred on July 18, 2006.

(b)
See Foot Note #3, Acquisitions, in our fiscal year 2007Form 10-K for a full description of the acquisition of Information Data Management, Inc. ("IDM"), which occurred on January 30, 2007.

Other Intangible Assets

As of September 29, 2007

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles
Patents	$14,133	$5,305	13
Other technology	28,564	9,358	14
Customer contracts and related relationships	13,525	4,503	14

Subtotal	56,222	19,166	14
Indefinite Life Intangibles
Trade name	524	n/a	Indefinite

Total Intangibles	$56,746	$19,166

As of March 31, 2007

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles
Patents	$13,834	$4,679	13
Other technology	23,665	8,833	14
Customer contracts and related relationships	13,138	3,771	14

Subtotal	50,637	17,284	14
Indefinite Life Intangibles
Trade name	504	n/a	Indefinite

Total Intangibles	$51,141	$17,284

        On July 9, 2007, the Company acquired the assets of Infonalé, Inc. (Infonalé) for approximately $1.3 million in cash plus contingent consideration based upon future operating performance. Infonalé is a leading developer of IT software and consulting services for optimizing hospital blood use and management. The purchase price was principally allocated to intangible assets including other technology and goodwill. The results of the Infonalé operations are included in our consolidated results for periods after the acquisition date.

        Other changes to the net carrying value of our intangible assets from March 31, 2007 to September 29, 2007, reflect the capitalization of software costs associated with our next generation Donor apheresis platform (see Footnote #16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

        Amortization expense for amortized other intangible assets was $1.0 million and $0.7 million for the three months ended September 29, 2007 and September 30, 2006, respectively and $1.9 million and $1.3 million for the six months ended September 29, 2007 and September 30, 2006, respectively. Annual amortization expense is expected to approximate $3.8 million for fiscal years 2008, $5.7 for both fiscal years 2009 and 2010, $5.6 million for fiscal year 2011, and $5.3 million for fiscal year 2012.

11. INCOME TAXES

        Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation's expiration, and a stock acquisition.

        The reported tax rate was 32.8% and 32.0% for the current three and six month period ended September 29, 2007. The reported tax rate was 82.8% and 49.3% for the three and six month period ended September 30, 2006.

        The reported tax rate includes a 34.4% expected annual tax rate that reflects lower tax exempt income and export credits than in prior periods, offset by several discrete items including a $0.5 million reversal of previously accrued foreign income taxes in Japan due to expiration of the statute of limitations; a $0.3 million tax benefit associated with the repatriation of foreign earnings.

        We expect our annual tax rate to be approximately 34.4% for the remainder of fiscal year 2008. Future adjustments may, however, increase or decrease the reported tax rate for discrete items.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an Interpretation of FASB Statement 109 (FIN 48), effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

        As of April 1, 2007, our unrecognized tax benefits totaled approximately $6.5 million which, if recognized, would favorably affect our effective tax rate in future periods. No adjustment was made to the liability for unrecognized tax benefits as of April 1, 2007 or September 29, 2007, or the current year's tax provision in connection with the adoption of FIN 48. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. In addition to the expiration of the statute of limitations in Japan during the six month period ended September 29, 2007, approximately $1.4 million of unrecognized tax benefits may be recognized through the end of the fiscal year if the statute of limitations closes and no adjustment is made to our tax position.

        Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state, and foreign income tax matters in income tax expense. Approximately $0.8 million and $0.7 million is accrued for interest at September 29, 2007 and March 31, 2007, respectively.

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

13. DEFINED BENEFIT PENSION PLANS

        Certain of the Company's foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	September 29, 2007	September 30, 2006
	(in thousands)
Service Cost	$143	$162
Interest cost on benefit obligation	52	48
Expected return on plan assets	(18)	(45)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(3)	2

Net periodic benefit cost	$174	$167

	For the six months ended
	September 29, 2007	September 30, 2006
	(in thousands)
Service Cost	$286	$349
Interest cost on benefit obligation	105	106
Expected return on plan assets	(36)	(91)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(6)	3

Net periodic benefit cost	$349	$367

14. SEGMENT INFORMATION

Segment Definition Criteria

        We manage our business on the basis of one operating segment: the design, manufacture and marketing of automated blood management systems. Our chief operating decision-maker uses consolidated results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

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

        Red cell products include machines, single use disposables and solutions that perform apheresis for the collection of red blood cells. The devices used for the collection of red blood cells is the MCS®+ mobile collection system and the newly released Cymbal device.

        Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The devices used in automated plasma collection are the PCS®2 plasma collection system and the Superlite™.

Patient

        Patient products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Patient products include the OrthoPAT®, Cell Saver® and cardioPAT autologous blood recovery systems, and the Smart Suction Harmony which is a suction device designed to operate together with these blood recovery systems, as well as with competitive blood recovery systems. Cell Saver technologies are used in cardiovascular procedures, specifically higher blood loss surgeries and trauma. The cardioPAT is used for cardiovascular surgeries where there is less bleeding, and is used post-operatively as well. OrthoPAT technology is used for lower, slower blood loss orthopedic procedures, where bleeding takes place during and after surgery. These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.

Software Solutions and Services

        Software solutions and services revenue includes revenue generated from our software offerings and from equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales, including parts. Software solutions provide software support and collection and data management systems, to plasma collectors, blood banks and the U.S. Department of Defense.

Revenues from External Customers:

	Three Months Ended (in thousands)
	September 29, 2007	September 30, 2006
Disposables Revenues by Product Family
Donor:
Plasma	$37,581	$32,072
Blood Bank	34,160	31,678
Red Cell	10,835	10,373

	$82,576	$74,123
Patient:
Surgical	$15,232	$15,108
OrthoPAT	7,849	7,085

	$23,081	$22,193
Disposables Revenue	$105,657	$96,316
Equipment	$6,833	$4,405
Software Solutions	$8,689	$7,766

Total revenues from external customers	$121,179	$108,487

	Six Months Ended (in thousands)
	September 29, 2007	September 30, 2006
Disposables Revenues by Product Family
Donor:
Plasma	$73,536	$63,891
Blood Bank	67,192	63,044
Red Cell	21,779	20,973

	$162,507	$147,908
Patient:
Surgical	$31,926	$32,309
OrthoPAT	16,036	14,641

	$47,962	$46,950
Disposables Revenue	$210,469	$194,858
Equipment	$13,801	$10,013
Software Solutions	$18,845	$14,290

Total revenues from external customers	$243,115	$219,161

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

        During the six months ended September 29, 2007, we began the reorganization of certain of our international sales and service organizations and recorded pre-tax restructuring costs of $2.3 million for the six months ended September 29, 2007, as selling, general and administrative costs. Additionally, we incurred other transformation costs of $0.5 million for the six months ended September 29, 2007, including the costs of hiring new personnel in Signy, Switzerland.

        The following summarizes the restructuring activity for the six months ended September 29, 2007 and September 30, 2006, respectively:

	Six Months Ended September 29, 2007
(Dollars in thousands)	Balance at March 31, 2007	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at September 29, 2007
Employee-related costs	$—	$2,000	$520	$—	$1,480
Facility related costs	0	276	176	47	53

	$—	$2,276	$696	$47	$1,533

	Six Months Ended September 30, 2006
(Dollars in thousands)	Balance at April 1, 2006	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at September 30, 2006
Employee-related costs	$—	$2,375	$1,550	$—	$825
Facility related costs	—	292	25	—	267

	$—	$2,667	$1,575	$—	$1,092

16. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

        The Company is implementing an Enterprise Resource Planning (ERP) system. In Fiscal 2007, we began our plan to implement the system in three phases over three years.

        The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $4.8 million and $2.5 million, respectively, during the six month periods ended September 29, 2007 and September 30, 2006, in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $11.8 million in internal personnel and third party development costs.

        SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. In connection with the development of our next generation Donor apheresis platform, the Company capitalized $2.5 million during the six month period ended September 29, 2007 and $8.5 million in total software development costs. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. We will begin to amortize these costs when the device is released for sale.

17. SUBSEQUENT EVENT

        On October 30, 2007 the Company announced a definitive agreement whereby Haemonetics will acquire Haemoscope's TEG® Thrombelastograph® Hemostasis Analyzer business for $44 million cash. The acquisition is expected to close within the next several weeks. Haemoscope Corporation is a provider of whole blood hemostasis monitoring systems. The TEG system can predict a patient's risk of bleeding and thrombotic complications and enable personalized therapy. The results of the Haemoscope's operations will be included in our consolidated results for periods after the acquisition date.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our fiscal year 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 25, 2007. The following discussion may contain forward-looking statements and should be read in conjunction with the "Cautionary Statement Regarding Forward-Looking Information" beginning on page 35.

Our Business

        Haemonetics is a blood management solutions company for our customers. Anchored by our reputable device technologies, we also provide information systems and valued added services to provide customer solutions which support improved clinical outcomes and efficiency in the blood supply chain.

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

        Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 87.2% and 88.8% of our total revenues for the second quarter of fiscal year 2008 and 2007, respectively and 86.6% and 88.9% of our total revenues for the first six months of fiscal year 2008 and 2007, respectively.

Financial Summary

				For the six months ended
	For the three months ended
(in thousands, except per share data)	September 29, 2007	September 30, 2006 (a)	% Increase/ (Decrease) Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006 (a)	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Net revenues	$121,179	$108,487	11.7%	$243,115	$219,161	10.9%
Gross profit	$59,889	$55,162	8.6%	$121,383	$112,535	7.9%
% of net revenues	49.4%	50.8%		49.9%	51.3%
Operating income	$14,616	$5,156	183.5%	$30,395	$20,047	51.6%
% of net revenues	12.1%	4.8%		12.5%	9.1%
Interest expense	$(153)	$(421)	(63.7)%	$(360)	$(846)	(57.4)%
Interest income	$1,414	$1,951	(27.5)%	$3,317	$3,977	(16.6)%
Other income, net	$731	$425	72.0%	$1,688	$1,337	26.3%
Income before taxes	$16,608	$7,111	133.6%	$35,040	$24,515	42.9%
Provision for income tax	$5,441	$5,845	(6.9)%	$11,196	$12,093	(7.4)%
% of pre-tax income	32.8%	82.2%		32.0%	49.3%
Net income	$11,167	$1,266	782.1%	$23,844	$12,422	91.9%
% of net revenues	9.2%	1.2%		9.8%	5.7%
Earnings per share-diluted	$0.422	$0.045	837.8%	$0.885	$0.444	99.3%

        Net revenues increased 11.7% and 10.9%, respectively for the second quarter and the first six months of fiscal year 2008 over the comparable period of fiscal year 2007. The effects of foreign exchange accounted for a decrease of 0.9% and 0.4% for the second quarter and the first six months, respectively. The remaining increase of 12.7% for the quarter and 11.4% for the first six months is mainly due to increases in our disposables revenue, software revenues and equipment sales. The increase in disposable revenue for the quarter resulted primarily from disposable unit increases in our plasma, blood bank and OrthoPAT product lines. The software growth was due to organic growth and the acquisition of IDM, Inc. which took place in Q4FY07.

        Gross profit increased 8.6% and 7.9%, respectively for the second quarter and the first six months of fiscal year 2008 over the comparable period of fiscal year 2007. The unfavorable effects of foreign exchange accounted for a decrease of 1.0% for the quarter and 1.6% for the first six months. The remaining increase of 9.5% for the quarter and 9.6% for the first six months was due primarily to increased sales offset partly by changes in product mix.

        Operating income increased 183.5% and 51.6%, respectively for the second quarter and the first six months of fiscal year 2008 over the comparable period of fiscal year 2007. The unfavorable effects of foreign exchange accounted for a decrease of operating income of 17.0% for the quarter and 20.5% for the first six months. Without the unfavorable effects of foreign exchange operating income increased 168.9% for the quarter and 72.3% for the first six months. These increases were largely a result of an in process research and development charge of $9.1 million taken in the second quarter of fiscal 2007 in connection with the acquisition of Arryx, Inc., and the gross profit changes described above offset by higher operating expenses of 9.1% which are largely related to increases in ERP spending as we achieved our major go live milestones.

        Net income increased 782.1% and 91.9%, respectively for the second quarter and the first six months of fiscal year 2008 over the comparable period of fiscal year 2007. The unfavorable effects of foreign exchange accounted for decreases of 82.2% for the quarter and 22.2% for the first six months of fiscal year 2008. Without the unfavorable effects of foreign exchange net income increased 739.8% for the quarter and 114.1% for the first six months of fiscal year 2008 over the comparable period of fiscal year 2007. The main factors that affected net income were the increases in operating income due to the reasons mentioned above and to a lower tax rate.

RESULTS OF OPERATIONS

Net Revenues
By Geography

	For the three months ended			For the six months ended
(in thousands)	September 29, 2007	September 30, 2006	% Increase/ (Decrease) Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
United States	$53,773	$46,811	14.9%	$108,604	$93,231	16.5%
International	67,406	61,676	9.3%	134,511	125,930	6.8%

Net revenues	$121,179	$108,487	11.7%	$243,115	$219,161	10.9%

International Operations and the Impact of Foreign Exchange

        Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

        Our revenues generated outside the U.S. approximated 55.6% and 56.9% of total sales for the second quarter of fiscal years 2008 and 2007, respectively and 55.3% and 57.5% for the first six months of fiscal years 2008 and 2007, respectively. Revenues in Japan accounted for approximately 19.6% and 21.5% of total revenues for the second quarter of fiscal year 2008 and 2007, respectively and 18.2% and 20.9% of total revenues for the first six months of fiscal year 2008 and 2007, respectively. Revenues in Europe accounted for approximately 27.4% and 26.4% of total revenues for the second quarters of fiscal year 2008 and 2007 and 29.2% and 27.9% of total revenues for the first six months of fiscal year 2008 and 2007, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations can be impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.

        Please see section entitled "Foreign Exchange" in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues
By Product Type

	For the three months ended			For the six months ended
(in thousands)	September 29, 2007	September 30, 2006	% Increase/ (Decrease) Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Disposables	$105,657	$96,316	9.7%	$210,469	$194,858	8.0%
Software Solutions	8,689	7,766	11.9%	18,845	14,290	31.9%
Equipment	6,833	4,405	55.1%	13,801	10,013	37.8%

Net revenues	$121,179	$108,487	11.7%	$243,115	$219,161	10.9%

Disposables Revenues
By Product Type

	For the three months ended			For the six months ended
(in thousands)	September 29, 2007	September 30, 2006	% Increase/ (Decrease) Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Donor:
Plasma	$37,581	$32,072	17.2%	$73,536	$63,891	15.1%
Blood Bank	34,160	31,678	7.8%	67,192	63,044	6.6%
Red Cell	10,835	10,373	4.5%	21,779	20,973	3.8%
Subtotal	$82,576	$74,123	11.4%	$162,507	$147,908	9.9%
Patient:
Surgical	$15,232	$15,108	0.8%	$31,926	$32,309	(1.2)%
OrthoPat	7,849	7,085	10.8%	16,036	14,641	9.5%
Subtotal	$23,081	$22,193	4.0%	$47,962	$46,950	2.2%
Total disposables revenue	$105,657	$96,316	9.7%	$210,469	$194,858	8.0%

DONOR PRODUCTS

        Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposables revenue for donor products increased 11.4% compared to the second quarter of fiscal year 2007 and 9.9% for the first six months over the comparable period in fiscal year 2007. Foreign exchange resulted in a 0.7% decrease for the second quarter and 1.1% decrease for the first six months over the comparable period in fiscal year 2007. The remaining increase of 12.1% for the quarter and 11.1% for the first six months was driven by increases in the Plasma and Blood Bank product lines, as discussed below.

Plasma

        Plasma disposable revenue increased 17.2% and 15.1%, respectively, for the second quarter and the first six months of fiscal year 2008 compared to the same periods in fiscal year 2007. Foreign exchange had no effect on plasma disposables revenue for the quarter and the first six months. The growth for the quarter and for the first six months comes from the U.S. and Europe sales increase. The U.S. increase was due largely to unit growth across our customer base. Europe plasma growth is also the result of increases in collections by our customers as the demand for source plasma strengthened.

Blood Bank

        Blood bank disposable revenue for donor products increased 7.8% and 6.6%, respectively, for the second quarter and the first six months of fiscal year 2008 compared to the same periods in of fiscal year 2007. Foreign exchange resulted in a of 1.2% decrease in blood bank disposables revenue during the quarter and 3.2% decrease in the first six months over the comparable period in fiscal year 2007.

        Without the effect of currency, blood bank revenue increased 9.1% for the quarter and 9.9% for the first six months over fiscal year 2007. In the quarter and the first six months, Europe, Asia and Japan account for the increase. The increase in Europe is distributed across most of our direct markets. The Asia sales increase is largely in China as our business there moves from distribution sales to direct sales and stronger market conditions for platelets. The Japan increase is largely due to a price increase.

Red Cell

        Red Cell disposable revenue increased 4.5% compared to the second quarter of fiscal year 2007 and 3.8% compared to the first six months of fiscal year 2007. Foreign exchange accounted for an decrease of 1.0% in the quarter and an increase of 1.7% for the first six months over the comparable period in fiscal year 2007. Of the remaining increase of 5.5% for the quarter and 2.1% for the first six months, it is split between Europe and the U.S.

PATIENT PRODUCTS

        The patient product line has two major brand platforms: the Cell Saver® brand and the OrthoPAT® brand. Patient disposables revenue increased 4.0% compared to the second quarter of fiscal year 2007 and 2.2% compared to the first six months of fiscal year 2007. Foreign exchange resulted in a 0.5% decrease in patient disposables revenue during the quarter and a 0.4% increase during the first six months. The remaining increase of 4.5% for the quarter and 1.8% for the first six months was the result of increases in the Surgical and OrthoPAT product lines, as discussed below.

Surgical

        Surgical disposables revenue increased 0.8% as compared to the second quarter of fiscal year 2007 and decreased 1.2% as compared to the first six months of fiscal 2007. Foreign exchange resulted in a 0.3% decrease in surgical disposable revenue during the quarter and a 0.1% increase the first six months. Surgical disposables revenue consists principally of Cell Saver products. Without the effect of currency, surgical disposables revenue increased 1.2% for the quarter and decreased 1.4% for the first six months. The increase for the three months comes from Europe and Asia. The decrease for the first six months largely comes from the U.S. and Japan and is offset somewhat by sales gains in Europe. The reason for the reduction in market demand is due to fewer open heart surgeries.

OrthoPAT

        OrthoPAT disposables revenue increased 10.8% as compared to the second quarter of fiscal year 2007 and 9.5% for the first six months of fiscal 2007. Foreign exchange resulted in a 0.8% decrease in OrthoPAT disposables revenue during the quarter and a 0.8% increase for the first six months. Without foreign exchange, revenues increased by 11.7% and 8.8%, respectively for the second quarter and the first six months of fiscal year 2008 compared to the same period in fiscal year 2007. Growth was largely in the U.S. and Europe. The sales increase in the U.S. is attributable to unit growth in both existing sites and new accounts. Europe's growth is attributed to sales initiatives focused on the penetration of this technology.

Other Revenues

	For the three months ended			For the six months ended
(in thousands)	September 29, 2007	September 30, 2006	% Increase/ (Decrease) Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Software and services	$8,689	$7,766	11.9%	$18,845	$14,290	31.9%
Equipment	6,833	4,405	55.1%	13,801	10,013	37.8%

Total other revenues	$15,522	$12,171	27.5%	$32,646	$24,303	34.3%

        Our software and services revenues include revenue from software sales and services revenues from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs.

        Software and services revenues increased 11.9% as compared to the second quarter of fiscal year 2007 and 31.9% for the first six months. Foreign exchange resulted in a decrease of 1.0% and 0.1% for the quarter and for the first six months, respectively. Without foreign exchange, revenues increased by 13.1% and 32.5%, respectively for the second quarter and the first six months of fiscal year 2008 compared to the same period in fiscal year 2007. For the second quarter the increase is principally due to the acquisition of the IDM blood bank product line. For our existing plasma product line the second quarter of fiscal 2008 represented a period of development as implementation work was performed for several new contracts. For the six months period the increase is due to both the acquisition of the IDM blood bank product lines and increased revenues from the existing plasma related product software and software support services provided to the US Department of Defense.

        Revenue from equipment sales increased 55.1% as compared to the second quarter of fiscal year 2007 and 37.8% for the first six months compared to fiscal 2007. Foreign exchange resulted in a 2.5% increase in equipment revenue during the quarter and 1.7% increase for the first six months. The remaining increase of 52.9% for the quarter and 36.5% for the first six months over fiscal year 2007 relates largely to plasma equipment sales in Europe and Asia as the plasma market continues to strengthen and red cell equipment sales in the U.S. in the first six months of fiscal year 2008. Equipment sales fluctuate from period to period.

Gross Profit

	For the three months ended			For the six months ended
	September 29, 2007	September 30, 2006	% Increase/ (Decrease) Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Gross Profit	$59,889	$55,162	8.6%	$121,383	$112,535	7.9%
% of net revenues	49.4%	50.8%		49.9%	51.3%

        Gross profit increased 8.6% and 7.9%, respectively, as compared to the second quarter and first six months of fiscal year 2007. Foreign exchange resulted in a 1.0% decrease for the quarter and 1.6% for the first six months in gross profit as compared to fiscal year 2007. The remaining increase of 9.5% for the quarter and 9.6% for the first six months was due primarily to the net increase in sales, and a decrease in equipment depreciation expense primarily as a result of a change in our depreciation life of our U.S. commercial plasma and U.S. OrthoPAT machines. Our Gross Profit margin decreased due to product mix, as we sold more commercial plasma product and consulting services with lower gross margins.

Operating Expenses

				For the six months ended
	For the three months ended
						% Increase/ (Decrease) YTDFY08 vs. YTDFY07
(in thousands)	September 29, 2007	September 30, 2006	% Increase Q1FY08 vs. Q1FY07	September 29, 2007	September 30, 2006
Research and development	$6,727	$6,119	9.9%	$13,003	$11,541	12.7%
% of net revenues	5.6%	5.6%		5.3%	5.3%
Selling, general and administrative	$38,546	$34,741	11.0%	$77,985	$71,649	8.8%
% of net revenues	31.8%	32.0%		32.1%	32.7%
In-process R&D	$0	$9,073	-100.0%	$0	$9,073	-100.0%
Cost to Equity	$0	$73		$0	$225

Total Operating Expenses	$45,273	$50,006		$90,988	$92,488
% of net revenues	37.4%	46.1%		37.4%	42.2%

Research and Development

        Research and development expenses increased 9.9% as compared to current quarter of fiscal year 2007 and 12.7% for the first six months as compared to fiscal year 2007. The significant factors in the increase for the quarter and the first six months related to Arryx and IDM, acquisitions that took place in second quarter and fourth quarter of fiscal year 2007, respectively.

Selling, General and Administrative

        During the second quarter of fiscal year 2008, selling, general and administrative expenses increased 11.0% and 8.8% for the first six months. Foreign exchange resulted in a 0.9% increase in selling, general and administrative during the quarter and a 1.3% increase during the first six months. Excluding the impact of foreign exchange, selling, general and administrative expense increased 10.1% for the second quarter and 7.6% for the first six months as compared to the comparable period in fiscal year 2007. The increase was due largely to phase I ERP expenses of $2.8 million for the quarter and $4.3 million for the first six months relating to internal personnel and third party consulting costs and training along with selling, marketing and handling costs to support the 11.7% increase in sales.

These increases were partially offset by reduction in incentive compensation as certain internal performance targets were not met.

In Process Research and Development

Purchased Research and Development

        The $9.1 million purchased research and development that was charged to operating expenses during the second quarter of fiscal year 2007 consists of a project for the advancement and development of the technology in the blood collection and testing applications, and for licensing the technology outside of the blood collection and testing marketplace. The project includes work to reduce the size of the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

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

Operating Income

	For the three months ended			For the six months ended
(in thousands)	September 29, 2007	September 30, 2006	% Increase Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006	% Increase YTDFY08 vs. YTDFY07
Operating income	$14,616	$5,156	183.5%	$30,395	$20,047	51.6%
% of net revenues	12.1%	4.8%		12.5%	9.1%

        Operating income increased 183.5% and 51.6%, respectively, as compared to the second quarter and first six months of fiscal year 2007. Foreign exchange resulted in a 17.0% decrease in operating income during the quarter and 20.5% decrease during the first six months. Without the effects of foreign currency, operating income increased 168.9% for the quarter and 72.3% for the first six months due primarily to gross profit growth, the reduction in the in-process research and development charge as described above, partially offset by increases in operating expenses.

Other income, net

	For the three months ended			For the six months ended
(in thousands)	September 29, 2007	September 30, 2006	% Increase/ (Decrease) Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Interest expense	$(153)	$(421)		$(360)	$(846)
Interest income	1,414	1,951		3,317	3,977
Other income, net	731	425		1,688	1337

Total other income, net	$1,992	$1,955	1.9%	$4,645	$4,468	4.0%

% of net revenues	1.6%	1.8%		1.9%	2.0%

        Total other income, net increased 1.9% during the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007 and increased 4.0% during the six month periods of fiscal year 2008 as compared to the six month periods of fiscal year 2007 due (i) to the net of the decrease in interest income due to lower invested cash resulting from the Company's share repurchase programs in fiscal years 2007 and 2008, and (ii) decrease in interest expense due to lower average fixed rate debt outstanding, and (iii) an increase in other income associated with hedge points.

Income Taxes

	For the three months ended			For the six months ended
	September 29, 2007	September 30, 2006	% Increase/ (Decrease) Q2FY08 vs. Q2FY07	September 29, 2007	September 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Reported Income Tax Rate	32.8%	82.2%	(49.4)%	32.0%	49.3%	(17.3)%

        Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation's expiration, and a stock acquisition.

        The reported tax rate was 32.8% and 32.0% for the current three and six month period ended September 29, 2007. The reported tax rate was 82.8% and 49.3% for the three and six month period ended September 30, 2006.

        The reported tax rate includes a 34.4% expected annual tax rate that reflects lower tax exempt income and export credits than in prior periods, offset by several discrete items including a $0.5 million reversal of previously accrued foreign income taxes in Japan due to expiration of the statute of limitations; a $0.3 million benefit from the repatriation of foreign earnings.

        We expect our annual tax rate to be approximately 34.4% for the remainder of fiscal year 2008. Future adjustments may, however, increase or decrease the reported tax rate for discrete items.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an Interpretation of FASB Statement 109, (FIN48) effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

        As of April 1, 2007, our unrecognized tax benefits totaled approximately $6.5 million which, if recognized, would favorably affect our effective tax rate in future periods. No adjustment was made to the liability for unrecognized tax benefits as of April 1,2007 or September 29, 2007 or current year's tax provision in connection with the adoption of FIN 48. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. In addition to the expiration of the statute of limitations in Japan during the six month period ended September 29, 2007, approximately $1.4 million of unrecognized tax benefits may be recognized through the end of the fiscal year if the statute of limitations closes and no adjustment is made to our tax position.

        Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state, and foreign income tax matters in income tax expense. Approximately $0.8 million and $0.7 million is accrued for interest at September 29, 2007 and March 31, 2007, respectively.

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

Liquidity and Capital Resources

        The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	September 29, 2007	March 31, 2007
	(dollars in thousands)
Cash & cash equivalents	$154,983	$229,227
Working capital	$271,066	$321,654
Current ratio	4.0	4.9
Net cash position(1)	$130,705	$200,351
Days sales outstanding (DSO)	74	68
Disposables finished goods inventory turnover	6.0	5.1

(1)
Net cash position is the sum of cash and cash equivalents less total debt.

        Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures and acquisitions, including the planned acquisition of Haemoscope's TEG® Thrombelastograph® Hemostasis Analyzer business for $44 million discussed in FootNote #17 to the financial statements, new business and product development and working capital for at least the next twelve months.

	September 29, 2007	September 30, 2006	$ Increase/ (Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$20,878	$33,499	$(12,621)
Investing activities	(26,679)	(38,763)	12,084
Financing activities	(68,587)	(4,164)	(64,423)
Effect of exchange rate changes on cash(1)	144	961	(817)

Net (decrease)/increase in cash and cash equivalents	$(74,244)	$(8,467)	$(65,777)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

        Haemonetics Corporation repurchased approximately 1.46 million shares of its common stock through September 29, 2007 for an aggregate purchase price of $75.0 million. This completed a $75.0 million repurchase program which was announced in May 2007. The Company reflects stock repurchases in its financial statements on a "trade date" basis and as Authorized Unissued shares (Haemonetics is a Massachusetts company and Massachusetts Law mandates that repurchased shares are to be treated as authorized unissued).

Cash Flow Overview:

Six Month Comparison

Operating Activities:

        Net cash provided by operating activities decreased in the first six months of fiscal year 2008 as compared to 2007 due primarily to:

  •
  $11.4 million increase in net income due to an increase in sales offset by the $9.1 million in process research and development charge in FY07 relating to the Arryx acquisition.

  •
  $11.8 million increase in Accounts Receivable due to an increase in sales and DSO over the same quarter last year.

  •
  Prepayments of income taxes representing $6.0 million.

  •
  The payment of refundable VAT associated with the formation of our European shared services center of $3.2 million.

Investing Activities:

        Net cash used in investing activities decreased during the first six months of fiscal year 2008 as compared to 2007 due primarily to:

  •
  A $21.8 million reduction in cash used for acquisitions.

        This reduction was partially offset by:

  •
  $10.0 million of increased capital expenditures predominately related to our ERP system and our installed base.

Financing Activities:

        Net cash used by financing activities increased by $64.4 million, primarily due to share repurchases.

  •
  $75 million used to repurchase shares of Company common stock in for the first six months of fiscal 2008 as compared to the $10.6 million used in the same period in fiscal 2007.

Inflation

        We do not believe that inflation had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products.

Foreign Exchange

        Approximately 55.6% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

		Composite Index Hedge Spot Rates		Favorable/(Unfavorable) Change versus Prior Year
FY2003	Q1	1.09		(8.9)%
	Q2	1.08		(10.3)%
	Q3	1.10		(8.1)%
	Q4	1.17		(11.0)%

2003 Total		1.11		(9.5)%
FY2004	Q1	1.13		(3.6)%
	Q2	1.05		3.6%
	Q3	1.06		3.2%
	Q4	1.01		15.9%

2004 Total		1.06		4.9%
FY2005	Q1	0.97		15.7%
	Q2	0.99		5.1%
	Q3	0.92		15.5%
	Q4	0.89		14.1%

2005 Total		0.94		12.7%
FY2006	Q1	0.92		5.2%
	Q2	0.91		9.1%
	Q3	0.87		5.7%
	Q4	0.86		2.8%

2006 Total		0.89		5.1%
FY2007	Q1	0.89		3.6%
	Q2	0.92		(1.1)%
	Q3	0.96		(9.4)%
	Q4	0.95		(9.3)%

2007 Total		0.93		(4.2)%
FY2008	Q1	0.92		(3.1)%
	Q2	0.93		(1.0)%
	Q3	0.93		3.3%
	Q4	0.93		2.4%

2008 Total		0.93		0.4%
FY2009	Q1	0.92		0.5%
	Q2	0.90		3.4%
	Q3	0.87	*	6.5%

NOTE: *Represents hedges through October FY09 only.

Recent Accounting Pronouncements

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations. This statement is effective for our fiscal year 2009.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("FAS No. 159"). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations. This statement is effective for our fiscal year 2009.

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

FOREIGN EXCHANGE RISK

        See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At September 29, 2007, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged Currency	(BUY)/SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value	Maturity
Euro	5,450,000	$1.295	$1.312	$(546,445)	Oct–Nov 2007
Euro	8,506,000	$1.305	$1.320	$(789,309)	Dec 2007–Feb 2008
Euro	9,080,000	$1.345	$1.358	$(506,954)	Mar–May 2008
Euro	7,871,000	$1.370	$1.378	$(284,295)	Jun–Aug 2008
Japanese Yen	997,000,000	117.2 per US$	112.3 per US$	$218,108	Oct–Nov 2007
Japanese Yen	1,280,000,000	120.0 per US$	115.0 per US$	$(85,244)	Dec 2007–Feb 2008
Japanese Yen	1,331,000,000	120.6 per US$	115.8 per US$	$(265,930)	Mar–May 2008
Japanese Yen	1,370,000,000	116.7 per US$	112.4 per US$	$(30,118)	Jun–Aug 2008

			Total:	$(2,290,187)

        We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $11.6 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $12.7 million decrease in the fair value of the forward contracts.

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

        At September 29, 2007, the fair value of our long-term debt was approximately $0.7 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $7.0 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.

        Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at September 29, 2007 the fair value of our long-term debt would change by approximately $0.1 million.

ITEM 4.    CONTROLS AND PROCEDURES

        We conducted an evaluation, as of September 29, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer

(the Company's principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        In fiscal 2007, the Company initiated a company-wide implementation of Oracle, a global enterprise resource planning (ERP) system (see Footnote #16). The Company successfully completed major go live milestone implementations in the ERP system in Europe, Japan and Asia during the three months ended September 29, 2007. The ERP implementation replaced our existing order entry, fulfillment, service and financial systems, resulting in significant changes to our business processes and therefore our controls. These changes are intended to improve customer service and controls and reduce manual processes. As with any significant change we have identified certain control deficiencies resulting from business process, system and user issues. The governance surrounding our implementation process is designed to identify and remediate issues of this nature, and includes participation from global users, functional leaders and ERP implementation leads. We have monitoring controls in place to ensure the ongoing reliability of our financial reporting. We believe the controls, as implemented, are appropriate and functioning effectively.

        Other than the change mentioned above, no other change in the Company's internal control over financial reporting occurred during the three months ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        Additionally, subsequent to September 29, 2007 the Company replaced our order entry, fulfillment, service and financial systems in the United States. This represents additional changes to our internal control over financial reporting for the third quarter of fiscal 2008.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Not applicable

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Haemonetics Corporation repurchased approximately 1.46 million shares of its common stock through September 29, 2007 for an aggregate purchase price of $75.0 million. This completed a $75.0 million share repurchase program which was announced in May 2007. The Company reflects stock repurchases in its financial statements on a "trade date" basis and as Authorized Unissued (Haemonetics is a Massachusetts company and Massachusetts Law mandates that repurchased shares are to be treated as authorized unissued).

        The table below illustrates the shares repurchased during the six months ended September 29, 2007. All of the purchases during the six months period were made under the program which was publicly announced in May 2007. All purchases were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commission	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchaed Under the Plans or Programs
April 1, 2007 to April 28, 2007	N/A	N/A	N/A	N/A
April 29, 2007 to May 26, 2007	123,702	$48.90	$6,049,383	$68,950,617
May 27, 2007 to June 30, 2007	454,234	$51.66	$23,467,700	$45,482,917
July 1, 2007 to July 28, 2007	535,437	$51.54	$27,594,574	$17,888,343
July 29, 2007 to August 25, 2007	349,675	$51.16	$17,888,181	$162
August 26, 2007 to September 29, 2007	N/A	N/A	N/A	$0
Total	1,463,048	$51.26	$74,999,838	$0

        As of September 29, 2007, the Company had 26.1 million basic weighted average shares of its Common Stock outstanding.

Item 3.    Defaults upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        On August 1, 2007 the Company held its annual meeting of stockholders. At the meeting, Susan Bartlett Foote, Pedro Granadillo and Mark W. Kroll, Ph.D. were re-elected as Directors for a term ending in 2010. The voting results were as follows:

Susan Bartlett Foote	For	23,107,904	Withheld	1,609,093
Pedro Granadillo	For	22,628,163	Withheld	2,088,834
Mark W. Kroll, Ph.D.	For	24,582,119	Withheld	134,878

        The other members of the Board of Directors whose terms continued after the meeting were:

        Serving a Term Ending in 2008—Lawrence C. Best, Richard J. Meelia and Ronald L. Merriman

        Serving a Term Ending in 2009—Ronald G. Gelbman and Brad Nutter

        At the meeting, the stockholders voted to approve the Haemonetics Corporation 2007 Employee Stock Purchase Plan as described in the accompanying Proxy Statement. The vote was as follows:

        For        21,842,933        Against        1,100,631         Abstain        10,289        Broker Non-Vote        1,763,144

        At the meeting, the stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as independent public accountants for the current fiscal year. The vote was as follows:

        For        24,620,777        Against        77,544         Abstain        18,676        Broker Non-Vote        —

Item 5.    Other Information

        None

Item 6.    Exhibits

10.1	Form of 2005 Long-Term Incentive Compensation Plan Restricted Stock Agreement
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company
32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, President and Chief Executive Officer of the Company
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

HAEMONETICS CORPORATION
Date: November 6, 2007	By:	/s/ BRAD NUTTER Brad Nutter, President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2007	By:	/s/ CHRISTOPHER LINDOP Christopher Lindop, Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED INCOME STATEMENTS (Unaudited in thousands, except per share data)
HAEMONETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited in thousands)
HAEMONETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited in thousands)
HAEMONETICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited in thousands)
HAEMONETICS CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES