Form 10-Q
period 2007-12-29
HAEMONETICS CORP
filed 2008-02-07
CIK 313143

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: December 29, 2007 Commission File Number: 1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2882273 (IRS Employer Identification No.)
400 Wood Road, Braintree, MA 02184 (Address of principal executive offices)
(Registrant's telephone number, including area code): (781) 848-7100

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

Yes ☐    No ☒

The number of shares of $.01 par value common stock outstanding as of December 29, 2007:

25,621,738

HAEMONETICS CORPORATION

ITEM 1.    FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited in thousands, except per share data)

	Three months ended		Nine months ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net revenues	$134,587	$113,527	$377,701	$332,688
Cost of goods sold	68,029	57,108	189,761	163,735

Gross profit	66,558	56,419	187,940	168,953

Operating expenses:
Research and development	5,529	5,804	18,532	17,345
Selling, general and administrative	41,432	33,610	119,418	105,483
In process research & development	—	—	—	9,073

Total operating expenses	46,961	39,414	137,950	131,901

Operating income	19,597	17,005	49,990	37,052
Interest income, net	1,070	1,583	4,037	4,715
Other income, net	225	817	1,905	2,152

Income before provision for income taxes	20,892	19,405	55,932	43,919
Provision for income taxes	6,538	2,503	17,733	14,595

Net income	$14,354	$16,902	$38,199	$29,324

Basic income per common share
Net income	$0.56	$0.64	$1.48	$1.09
Income per common share assuming dilution
Net income	$0.54	$0.62	$1.43	$1.06
Weighted average shares outstanding
Basic	25,500	26,527	25,881	26,838
Diluted	26,437	27,367	26,776	27,754

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 29, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,857	$229,227
Accounts receivable, less allowance of $2,412 at December 29, 2007 and $1,440 at March 31, 2007	108,811	91,832
Inventories, net	63,847	61,797
Deferred tax asset, net	12,863	11,748
Prepaid expenses and other current assets	24,878	9,067

Total current assets	327,256	403,671
Property, plant and equipment:
Land, building and building improvements	43,265	41,649
Plant equipment and machinery	90,912	85,140
Office equipment and information technology	45,540	34,320
Haemonetics equipment	169,002	149,745

Total property, plant and equipment	348,719	310,854
Less: accumulated depreciation	238,280	220,079

Net property, plant and equipment	110,439	90,775
Other assets:
Other intangibles, less amortization of $18,401 at December 29, 2007 and $17,284 at March 31, 2007	60,153	33,857
Goodwill	55,828	34,958
Deferred tax asset, long term	6,728	4,513
Other long-term assets	5,128	4,961

Total other assets	127,837	78,289

Total assets	$565,532	$572,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$6,206	$22,201
Accounts payable	15,790	17,187
Accrued payroll and related costs	18,660	14,522
Accrued VAT	14,919	5,040
Other liabilities	24,807	23,067

Total current liabilities	80,382	82,017
Long-term debt, net of current maturities	6,202	6,675
Other long-term liabilities	5,248	4,395
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value;
Authorized—150,000,000 shares;
Issued and outstanding—25,621,738 shares at December 29, 2007 and 26,516,979 shares at March 31, 2007	256	265
Additional paid-in capital	181,256	163,815
Retained earnings	288,799	315,767
Accumulated other comprehensive income/(loss)	3,389	(199)

Total Stockholders' equity	473,700	479,648
Total liabilities and stockholders' equity	$565,532	$572,735

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
OTHER COMPREHENSIVE INCOME
(Unaudited in thousands)

	Shares	$'s	Capital	Earnings	Accumulated Other Comprehensive Income/(Loss)	Equity	Income
Balance, March 31, 2007	26,517	$265	$163,815	$315,767	(199)	$479,648

Employee stock purchase plan	56	1	2,208	—	—	2,209
Exercise of stock options and related tax benefit	502	5	17,925	—	—	17,930
Shares repurchased	(1,463)	(15)	(9,814)	(65,167)		(74,996)
Issuance of restricted stock, net of cancellations	10	—	—	—		—
Stock Compensation expense	—	—	7,122	—	—	7,122
Net income	—	—	—	38,199	—	38,199	38,199
Foreign currency translation adjustment	—	—	—	—	5,251	5,251	5,251
Unrealized loss on derivatives	—	—	—	—	(1,663)	(1,663)	(1,663)

Comprehensive income	—	—	—	—	—	—	41,787

Balance, December 29, 2007	25,622	$256	$181,256	$288,799	$3,389	$473,700

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 29, 2007	December 30, 2006
Cash Flows from Operating Activities:
Net income	$38,199	$29,324
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	22,398	21,026
Stock compensation expense	7,122	7,420
Gain on sales of plant, property and equipment	(739)	(818)
Loss/(gain) from hedging activities	(1,582)	(3,336)
In-process research and development	—	9,298
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable, net	(13,377)	4,161
(Increase) in inventories	(2,559)	(6,492)
Decrease in prepaid income taxes	651	229
(Increase)/Decrease in other assets and other long-term liabilities, net	(9,165)	1,384
Decrease/(Increase) in accounts payable and accrued expenses	4,806	(2,729)

Net cash provided by operating activities	45,754	59,467
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(42,497)	(26,985)
Proceeds from sale of property, plant and equipment	3,149	2,588
Acquisition of HaemoScope	(45,080)	—
Acquisition of Infonale, Inc.	(1,300)	—
Acquisition of Arryx, Inc.	—	(23,227)

Net cash (used in) investing activities	(85,728)	(47,624)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(473)	(435)
Net decrease in short-term revolving credit agreements	(10,651)	(2,769)
Payments on long-term credit agreements	(5,714)	(5,713)
Employee stock purchase plan	2,209	1,937
Exercise of stock options	14,896	8,906
Excess tax benefit on exercise of stock options	1,310	1,745
Stock Repurchase	(74,996)	(40,000)

Net cash used in provided by financing activities	(73,419)	(36,329)
Effect of Exchange Rates on Cash and Cash Equivalents	1,023	1,526

Net (Decrease) in Cash and Cash Equivalents	(112,370)	(22,960)
Cash and Cash Equivalents at Beginning of Year	229,227	250,667

Cash and Cash Equivalents at End of Period	$116,857	$227,707

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$1,672	$2,602

Supplemental Disclosures of Cash Flow Information:
Interest paid	$849	$1,292

Income taxes paid	$22,544	$13,054

The accompanying notes are an integral part of these consolidated financial statements

1. BASIS OF PRESENTATION

        Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the nine months ended December 29, 2007. Additionally, the FY07 amounts have been restated in accordance with Accounting Principles Board, Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" to reflect our investment in Arryx, Inc. for periods prior to the acquisition on July 18, 2006. Operating results for the three and nine month periods ended December 29, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2008, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 31, 2007.

        Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2008 and 2007 include 52 weeks with all four quarters including 13 weeks.

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

1. BASIS OF PRESENTATION (Continued)

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of FASB No. 141(R) on our financial position and results of operations. This statement is effective for our fiscal year 2010.

        In December 2007, the FASB issued FASB No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of FASB No. 160 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

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

        In September 2006, the FASB issued FASB No. 157, "Fair Value Measurements" ("FASB No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

	For the Three Months Ended
	December 29, 2007	December 30, 2006
	(in thousands, except per share amounts)
Basic EPS
Net income	$14,354	$16,902
Weighted average shares	25,500	26,527

Basic income per share	$0.56	$0.64

Diluted EPS
Net income	$14,354	$16,902
Basic weighted average shares	25,500	26,527
Dilutive effect of stock options	937	840

Diluted weighted average shares	26,437	27,367
Diluted income per share	$0.54	$0.62

	For the Nine Months Ended
	December 29, 2007	December 30, 2006
	(in thousands, except per share amounts)
Basic EPS
Net income	$38,199	$29,324
Weighted average shares	25,881	26,838

Basic income per share	$1.48	$1.09

Diluted EPS
Net income	$38,199	$29,324
Basic weighted average shares	25,881	26,838
Dilutive effect of stock options	895	916

Diluted weighted average shares	26,776	27,754
Diluted income per share	$1.43	$1.06

4. STOCK-BASED COMPENSATION

        Stock-based compensation expense of $7.1 million and $7.4 million was recognized for the nine months ended December 29, 2007 and December 30, 2006, respectively. The related income tax benefit

4. STOCK-BASED COMPENSATION (Continued)

recognized was $2.1 million and $2.1 million for the nine months ended December 29, 2007 and December 30, 2006, respectively. We recognize stock-based compensation on a straight line basis.

        For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company's consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2007. Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors. Options, restricted stock awards and restricted stock units granted to employees in the nine months ended December 29, 2007 vest over a four year period of time and the options expire not more than 7 years from the date of grant. Restricted stock units and options granted to the Board of Directors in the nine months ended December 29, 2007 vest 1 year from the date of grant and the options expire not more than 7 years from the date of grant.

        Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) are reported as a financing cash flow, rather than as an operating cash flow, as previously required. This excess tax benefit was $0.5 million and $0.1 million for the three months ended December 29, 2007 and December 30, 2006, respectively, and $1.3 million and $1.7 million for the nine months ended December 29, 2007 and December 30, 2006, respectively.

        A summary of information related to stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($000's)
Outstanding at March 31, 2007	4,064,478	$35.30	5.41	$51,057

Granted	1,799	$47.80
Exercised	(259,742)	$29.20
Terminated	(6,524)	$36.04

Outstanding at June 30, 2007	3,800,011	$35.72	5.20	$64,484

Granted	32,144	$49.92
Exercised	(58,937)	$28.68
Terminated	(40,890)	$47.14

Outstanding at September 29, 2007	3,732,328	$35.83	4.93	$53,040

Granted	246,727	$51.07
Exercised	(183,362)	$30.67
Terminated	(24,549)	$47.35

Outstanding at December 29, 2007	3,771,144	$37.00	4.76	$95,831

Exercisable at December 29, 2007	2,356,592	$31.30	4.37	$73,302
Expected to Vest at December 29, 2007	3,487,894	$36.19	4.71	$91,442

        The total intrinsic value of options exercised during the three month periods ended December 29, 2007 and December 30, 2006, was $5.8 million and $0.4 million, respectively, and $16.4 million and

4. STOCK-BASED COMPENSATION (Continued)

$8.7 million for the nine month periods ended December 29, 2007 and December 30, 2006, respectively.

        As of December 29, 2007 and December 30, 2006, there was $16.2 million and $19.6 million, respectively, of total unrecognized compensation cost related to non vested stock options. That cost is expected to be recognized over a weighted average period of 2.3 years and 1.5 years. The total fair value of shares subject to options than fully vested during the nine months ended December 29, 2007 was $34.0 million and during the nine months ended December 30, 2006 was $24.8 million.

        The weighted average fair value for our options granted in the first nine months of 2007 and 2006 was $17.45 and $19.09, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period. The assumptions utilized for option grants during the periods presented are as follows:

	Nine Months Ended
	December 29, 2007	December 30, 2006
Stock Options Black-Scholes assumptions (weighted average):
Volatility	29.56%	31.00%
Expected life (years)	5.0	5.0
Risk-free interest rate	4.07%	4.98%
Dividend yield	0.00%	0.00%

        As of December 29, 2007 there was $0.3 million of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 3.34 years. The total fair value of shares fully vested during the nine months ended December 29, 2007 was $0.0 million.

        A summary of information related to restricted stock awards is as follows:

	Shares	Weighted Average Share Price at Grant Date
Nonvested at March 31, 2007	0	$0.00

Granted	10,000	$48.09
Vested	—	—
Forfeited	—	—
Terminated	—	—

Nonvested at December 29, 2007	10,000	$48.09

        As of December 29, 2007 there was $2.2 million of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.7 years. The total fair value of shares fully vested during the nine months ended December 29, 2007 was $0.0 million.

4. STOCK-BASED COMPENSATION (Continued)

        A summary of information related to restricted stock units is as follows:

	Shares	Weighted Average Share Price
Nonvested at March 31, 2007	0	$0.00

Granted	3,305	$50.16
Vested	—	—
Forfeited	—	—

Nonvested at September 29, 2007	3,305	$50.16

Granted	53,657	$51.53
Vested	—	—
Forfeited	—	—

Nonvested at December 29, 2007	56,962	$51.43

        As of December 29, 2007, there was $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to Employee Stock Purchase Plan ("ESPP") shares. That cost is expected to be recognized during 2007.

        During the nine months ended December 29, 2007 and December 30, 2006, there were 55,766 and 48,043 shares purchased under the ESPP, respectively. They were purchased at $39.6087 and $40.1614 per share under the ESPP.

5. ACCOUNTING FOR SHIPPING AND HANDLING COSTS

        Shipping and handling costs are included in costs of goods sold with the exception of $2.8 million and $1.8 million for the three month periods ended December 29, 2007 and December 30, 2006, respectively, and $7.2 million and $5.1 million for the nine month periods ended December 29, 2007 and December 30, 2006, respectively, that are included in selling, general and administrative expenses. Freight is classified in costs of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

	For the three months ended
	December 29, 2007	December 30, 2006
	(in thousands)
Warranty accrual as of the beginning of the period	$734	$676
Warranty Provision	431	399
Warranty Spending	(431)	(396)

Warranty accrual as of the end of the period	$734	$679

	For the nine months ended
	December 29, 2007	December 30, 2006
	(in thousands)
Warranty accrual as of the beginning of the period	$734	$676
Warranty Provision	1,420	1,143
Warranty Spending	(1,420)	(1,140)

Warranty accrual as of the end of the period	$734	$679

8. COMPREHENSIVE INCOME

        Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

        A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	December 29, 2007	December 30, 2006
Net income	$14,354	$16,902

Other comprehensive income:
Foreign currency translation	1,479	1,568
Unrealized (loss) on cash flow hedges, net of tax	(1,277)	(582)
Reclassifications into earnings of cash flow hedge losses/(gains), net of tax	1,098	488

Total comprehensive income	$15,654	$18,376

8. COMPREHENSIVE INCOME (Continued)

	For the nine months ended
(In thousands)	December 29, 2007	December 30, 2006
Net income	$38,199	$29,324

Other comprehensive income:
Foreign currency translation	5,251	5,129
Unrealized (loss) on cash flow hedges, net of tax	(3,207)	(2,485)
Reclassifications into earnings of cash flow hedge losses/(gains), net of tax	1,544	(412)

Total comprehensive income	$41,787	$31,556

9. INVENTORIES

        Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

        Inventories consist of the following:

	December 29, 2007	March 31, 2007
	(in thousands)
Raw materials	$19,893	$15,190
Work-in-process	14,020	7,681
Finished goods	29,934	38,927

	$63,847	$61,797

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The change in the carrying amount of our goodwill during the nine months ended December 29, 2007 is as follows (in thousands):

Carrying amount as of March 31, 2007	$34,958
Arryx, Inc.(a)	16
IDM, Inc.(b)	81
Haemoscope(c)	20,433
Effect of change in rates used for translation	340

Carrying amount as of December 29, 2007	$55,828

(a)
See Foot Note #3, Acquisitions, in our fiscal year 2007 Form 10-K for a full description of the acquisition of Arryx, Inc. which occurred on July 18, 2006.

(b)
See Foot Note #3, Acquisitions, in our fiscal year 2007 Form 10-K for a full description of the acquisition of Information Data Management, Inc. ("IDM"), which occurred on January 30, 2007.

(c)
See FootNote 16, Acquisitions, in this Form 10-Q for a full description of the acquisition of Haemoscope ("Haemoscope"), which occurred on November 20, 2007

10. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

As of December 29, 2007	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles
Patents	$11,559	$3,824	12
Other technology	40,877	9,791	11
Customer contracts and related relationships	25,591	4,786	12

Subtotal	78,027	18,401
Indefinite Life Intangibles Trade name	527	0	Indefinite

Total Intangibles	$78,554	$18,401

As of March 31, 2007	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles
Patents	$13,834	$4,679	13
Other technology	23,665	8,833	14
Customer contracts and related relationships	13,138	3,771	14

Subtotal	50,637	17,284	14
Indefinite Life Intangibles Trade name	504	n/a	Indefinite

Total Intangibles	$51,141	$17,284

        On November 20, 2007 the Company acquired Haemoscope Corporation's TEG® Thrombelastograph® Hemostasis Analyzer business for $45 million cash. Haemoscope Corporation is a provider of whole blood hemostasis monitoring systems. The TEG system can predict a patient's risk of bleeding and thrombotic complications and enable personalized therapy. The purchase price was principally allocated to intangible assets including other technology, customer relationships and goodwill. This purchase price allocation is preliminary and has not been finalized The results of the Haemoscope's operations have been included in our consolidated financial statements for periods after the acquisition date.

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

        Other changes to the net carrying value of our intangible assets from March 31, 2007 to December 29, 2007, reflect the capitalization of software costs associated with our next generation Donor apheresis platform (see Footnote #17), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries, and the sale of certain patents that had histrorical cost of $2.7 million and a carrying value of $1.0 million.

        Amortization expense for amortized other intangible assets was $0.9 million and $0.7 million for the three months ended December 29, 2007 and December 30, 2006, respectively and $2.6 million and $2.0 million for the nine months ended December 29, 2007 and December 30, 2006, respectively. Annual amortization expense is expected to approximate $3.9 million for fiscal year 2008, $5.7 million for fiscal years 2009 and 2010, and $7.0 million for fiscal years 2011 and 2012.

11. INCOME TAXES

        Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation's expiration, and a stock acquisition.

        The reported tax rate was 31.3% and 12.9% the three month periods ended December 29, 2007 and December 30, 2006. The reported tax rate was 31.7% and 33.2% for the nine month periods ended December 29, 2007 and December 30, 2006.

        For the three months ended December 29, 2007, the reported tax rate includes a 35.1% expected annual tax rate. The reported income tax also includes two discrete items: a reduction in tax reserves associated with the expiration of the statute of limitations, partly offset by additional income taxes associated with the finalization of certain income tax returns for FY07 in the amount of $1.0 million. The income tax rate for the three months ended December 30, 2006, reflected the settlement of a tax audit.

        For the nine months ended December 29, 2007, the reported tax rate includes a 35.1% expected annual tax rate. The reported income tax rate also includes several discrete items, among them: a reduction in tax reserves associated with the expiration of the statute of limitations in several jurisdictions, $0.4 million in foreign tax credits associated with certain dividends, partly offset by additional income taxes associated with the finalization of certain income tax returns in the amount of $1.8 million. The income tax rate for the three months ended December 30, 2006, reflected the settlement of a tax audit.

        We expect our annual tax rate to be approximately 35.1% for the remainder of fiscal year 2008. Our full year reported tax rate is expected to be lower or between 32% and 33% as a result of the discrete items discussed above.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an Interpretation of FASB Statement 109, (FIN 48) effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

        As of April 1, 2007, our unrecognized tax benefits totaled approximately $6.5 million which, if recognized, would favorably affect our effective tax rate in future periods. No adjustment was made to the liability for unrecognized tax benefits as of April 1,2007 or December 29, 2007 or current year's tax provision in connection with the adoption of FIN48. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the nine months ended December 29, 2007 our unrecognized tax benefits were reduced by $2.0 million as a result of the expiration of the statute of limitations in several jurisdictions. This was offset in part by the establishment of reserves of $0.5 million for various matters including interest. Total unrecognized tax benefits on December 29, 2007 were $5.2 million.

        Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state, and foreign income tax matters in income tax expense. Approximately $0.8 million and $0.7 million is accrued for interest at December 29, 2007 and March 31, 2007, respectively.

        We conduct business globally and, as a result, file consolidated and separate Federal, state, and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan,

11. INCOME TAXES (Continued)

Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2005.

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

13. DEFINED BENEFIT PENSION PLANS

        Certain of the Company's foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	December 29, 2007	December 30, 2006
	(in thousands)
Service Cost	$152	$160
Interest cost on benefit obligation	56	48
Expected return on plan assets	(19)	(45)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(4)	2

Net periodic benefit cost	$185	$164

	For the nine months ended
	December 29, 2007	December 30, 2006
	(in thousands)
Service Cost	$438	$509
Interest cost on benefit obligation	160	154
Expected return on plan assets	(55)	(136)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(10)	5

Net periodic benefit cost	$533	$531

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

Enterprise Wide Disclosures About Product and Services

        We have three families of products: (1) those that serve the blood donor, (2) those that serve the patient and (3) our services and software products which are used in connection with our donor and patient products. Under the donor family of products we have included blood bank, red cell and

14. SEGMENT INFORMATION (Continued)

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

        Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The devices used in automated plasma collection are the PCS®2 plasma collection system.

Patient

        Patient products include machines and single use disposables that perform surgical blood salvage in orthopedic and cardiovascular surgical applications. Patient products include the OrthoPAT®, Cell Saver® and cardioPAT autologous blood recovery systems, and the Smart Suction Harmony which is a suction device designed to operate together with these blood recovery systems, as well as with competitive blood recovery systems and the TEG® Thrombelastograph®. Cell Saver technologies are used in cardiovascular procedures, specifically higher blood loss surgeries and trauma. The cardioPAT is used for cardiovascular surgeries where there is less bleeding, and is used post-operatively as well. OrthoPAT technology is used for lower, slower blood loss orthopedic procedures, where bleeding takes place during and after surgery. These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient. The TEG® Thrombelastograph® system is a Hemastasis monitoring system that can predict a patient's risk of bleeding.

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

14. SEGMENT INFORMATION (Continued)

Revenues from External Customers:

	Three Months Ended
	(in thousands)
	December 29, 2007	December 30, 2006
Disposables Revenues by Product Family
Donor:
Plasma	$41,253	$32,362
Blood Bank	33,207	30,954
Red Cell	12,478	11,132

	$86,938	$74,448
Patient:
Surgical & Diagnostic	$18,981	$16,989
OrthoPAT	9,086	7,491

	$28,067	$24,480
Disposables Revenue	$115,005	$98,928
Equipment	$8,485	$5,194
Software Solutions & Services	$11,097	$9,405

Total revenues from external customers	$134,587	$113,527

	Nine Months Ended
	(in thousands)
	December 29, 2007	December 30, 2006
Disposables Revenues by Product Family
Donor:
Plasma	$114,789	$96,253
Blood Bank	100,399	93,998
Red Cell	34,257	32,105
	$249,445	$222,356

Patient:
Surgical & Diagnostic	$50,907	$49,298
OrthoPAT	25,122	22,132

	$76,029	$71,430
Disposables Revenue	$325,474	$293,786
Equipment	$22,286	$15,207
Software Solutions & Services	$29,941	$23,695

Total revenues from external customers	$377,701	$332,688

15. RESTRUCTURING

        In FY2007, we embarked on the first year of a business transformation with the primary focus on our international businesses. The goal of the transformation was to position these businesses to complement the growth of our U.S. business.

        Having completed the business transformation in both Japan and Asia, on April 2, 2007 management approved a plan to consolidate our customer support functions in Europe into our European Headquarters in Signy, Switzerland. The consolidated center in Signy will include finance, customer and sales support, and logistics supply chain management. The majority of the consolidation of these functions is planned to occur during the current fiscal year. To complete this plan we expect to incur exit related costs of $4 million to $5 million, including up to $3.5 million of one-time termination benefits and related costs (principally severance and outplacement costs), $0.8 million of relocation costs and $0.8 million of costs associated with reducing our facilities.

        We expect this transformation will yield improved operating effectiveness, including improved customer service, enhanced business continuity for our global organization, and greater professional development opportunities for our employees, as well as annual operating savings of approximately $1.5 million.

        During the nine months ended December 29, 2007, we began the reorganization of certain of our international sales and service organizations and recorded pre-tax restructuring costs of $2.9 million for the nine months ended December 29, 2007, as selling, general and administrative costs. Additionally, we incurred other transformation costs of $1.1 million for the nine months ended December 29, 2007, including the costs of hiring new personnel in our new shared services center in Signy, Switzerland.

        The following summarizes the restructuring activity for the nine months ended December 29, 2007 and December 30, 2006, respectively:

	Nine Months Ended December 29, 2007
(Dollars in thousands)
	Balance at March 31, 2007	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at December 29, 2007
Employee-related costs	$—	$2,195	$1,791	$—	$404
Facility related costs	0	$688	$514	$86	$88

	$—	$2,883	$2,305	$86	$492

	Nine Months Ended December 30, 2006
(Dollars in thousands)
	Balance at April 1, 2006	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at December 30, 2006
Employee-related costs	$—	$2,370	$2,138	$—	$232
Facility related costs	—	562	—	101	461

	$—	$2,932	$2,138	$101	$693

16. ACQUISITION

        On November 20, 2007 the Company acquired Haemoscope Corporation's TEG® Thrombelastograph® Hemostasis Analyzer business for $45 million cash. Haemoscope Corporation is a provider of whole blood hemostasis monitoring systems. The TEG system can predict a patient's risk of bleeding and thrombotic complications and enable personalized therapy. The results of Haemoscope's operations have been included in our consolidated financial statements for periods after the acquisition date.

16. ACQUISITION (Continued)

Purchase Price

        The Company has accounted for the acquisition of Haemoscope Corporation as the purchase of a business under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, the assets and liabilities of Haemoscope Corporation were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Haemonetics. The purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed. The purchase price allocation will be finalized no later than one year from the acquisition date. The preparation of the valuation requires the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including product revenues, costs and operating expenses and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

        The preliminary purchase price allocation is as follows:

(in thousands)
Consideration for Haemoscope Corporation
Cash portion of consideration	$45,080
Other acquisition-related costs
Other estimated acquisition-related costs	$333

Total acquisition related costs	$45,413

Purchase Price Allocation

        The following chart summarizes the preliminary purchase price allocation

(in thousands)
Intangible assets subject to amortization	23,000
Goodwill	20,433
Other assets	2,891
Current liabilities	911

Total	$45,413

        The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

(in thousands)	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate used in Purchase Price Allocation
Amortizable intangible assets
Technology—developed	$11,000	10.0 years	25.0%
Customer Relationships	$12,000	10.0 years	25.0%
Goodwill	$20,433		27.3%

        The Company believes that the estimated intangible assets represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach to determine the fair value of the amortizable intangible assets.

16. ACQUISITION (Continued)

        Various factors contributed to the establishment of goodwill, including: the value of Haemoscope Corporation's highly trained work force as of the acquisition date, the expected business plans and associated revenue from future products. The goodwill acquired is deductible for tax purposes.

        The developed technology acquired represents the value associated with currently marketed product, the TEG system. This system includes a patented device, application software and assays. The system is used by hospitals and laboratories to predict a patient's risk of bleeding. We also acquired the customer relationships that Haemoscope developed. Haemoscope conducted the majority of its business on the basis of purchase orders and repeat purchases of consumables. These customer relationships are predicated on the technology that the customer has invested in, both through the initial purchase of the TEG device, but also the investment in the training and staff development associated with using a technology like TEG. The Company used the income approach to estimate the fair value of the developed technology and customer relationships as of the acquisition date. The Company determined that the estimated useful life of the intangible assets is approximately 10 years.

17. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

        The Company is implementing an Enterprise Resource Planning (ERP) system. In Fiscal 2007, we began our plan to implement the system in three phases over three years.

        The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $6.5 million and $4.3 million, respectively, during the nine month periods ended December 29, 2007 and December 30, 2006, in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $13.4 million in third party development costs and internal personnel.

        SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. In connection with the development of our next generation Donor apheresis platform, the Company capitalized $3.7 million during the nine month period ended December 29, 2007 and $9.6 million in total software development costs. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. We will begin to amortize these costs when the device is released for sale in fiscal 2011. Additionally, the Company capitalized $1.7 million of other software development costs for ongoing initiatives. We will begin to amortize these costs when the products are released for sale during fiscal 2009.

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

        Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 85.4% and 87.1% of our total revenues for the third quarter of fiscal year 2008 and 2007, respectively and 86.2% and 88.3% of our total revenues for the first nine months of fiscal year 2008 and 2007, respectively.

Financial Summary

	For the three months ended			For the nine months ended
(in thousands, except per share data)	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ Decrease) YTDFY08 vs. YTDFY07
Net revenues	$134,587	$113,527	18.6%	$377,701	$332,688	13.5%
Gross profit	$66,558	$56,419	18.0%	$187,940	$168,953	11.2%
% of net revenues	49.5%	49.7%		49.8%	50.8%
Operating income	$19,597	$17,005	15.2%	$49,990	$37,052	34.9%
% of net revenues	14.6%	15.0%		13.2%	11.1%
Interest expense	$7	$(342)	(102.0)%	$(353)	$(1,187)	(70.3)%
Interest income	$1,063	$1,925	(44.8)%	$4,390	$5,902	(25.6)%
Other income, net	$225	$816	(72.4)%	$1,905	$2,153	(11.5)%
Income before taxes	$20,892	$19,404	7.7%	$55,932	$43,920	27.4%
Provision for income tax	$6,538	$2,503	161.3%	$17,733	$14,595	21.5%
% of pre-tax income	31.3%	12.9%		31.7%	33.2%
Net income	$14,354	$16,902	(15.1)%	$38,199	$29,324	30.3%
% of net revenues	10.7%	14.9%		10.1%	8.8%
Earnings per share—diluted	$0.543	$0.620	(12.4)%	$1.427	$1.060	34.6%

        Net revenues increased 18.6% and 13.5%, respectively for the third quarter and the first nine months of fiscal year 2008 over the comparable period of fiscal year 2007. The effects of foreign exchange accounted for an increase of 4.2% and 1.1% for the third quarter and the first nine months, respectively. The remaining increase of 14.3% for the quarter and 12.6% for the first nine months is mainly due to increases in our disposables revenue, software revenues and equipment sales. The increase in disposable revenue for the quarter resulted primarily from disposable unit increases across all of our Donor and Patient product lines, and reflects the acquired Haemoscope business which took place in the current quarter. The software growth was due to organic growth, the acquisition of IDM, Inc. which took place in Q4FY07.

        Gross profit increased 18.0% and 11.2%, respectively for the third quarter and the first nine months of fiscal year 2008 over the comparable period of fiscal year 2007. The favorable effects of foreign exchange accounted for an increase of 4.7% for the quarter. Foreign exchange had no impact on the increase in gross profit for the nine month period. The remaining increase of 13.0% for the quarter and 11.5% for the first nine months was due primarily to increased sales offset partly by changes in product mix.

        Operating income increased 15.2% and 34.9%, respectively for the third quarter and the first nine months of fiscal year 2008 over the comparable period of fiscal year 2007. The favorable effects of foreign exchange accounted for an increase of operating income of 6.1% for the quarter and a decrease of 10.0% for the first nine months. Without the effects of foreign exchange operating income increased 8.3% for the quarter and 43.4% for the first nine months. These increases were a result of the gross profit changes described above offset by higher operating expenses of 12.3% which are largely related to the acquisistions of IDM and Haemoscope and to increases in ERP spending as we achieved our major go live milestones and for three nine months ended and in process research and development charge of $9.1 million taken in the second quarter of fiscal 2007 in connection with the acquisition of Arryx, Inc., and

        Net income decreased 15.1% for the third quarter and increased 30.3% for the first nine months of fiscal year 2008 over the comparable period of fiscal year 2007. The main factors that affected net income were the increases in operating income due to the reasons mentioned above and to a lower tax rate.

RESULTS OF OPERATIONS

Net Revenues By Geography

	For the three months ended			For the nine months ended
(in thousands)	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
United States	$61,481	$49,819	23.4%	$170,085	$143,050	18.9%
International	73,106	63,708	14.8%	207,616	189,638	9.5%

Net revenues	$134,587	$113,527	18.6%	$377,701	$332,688	13.5%

International Operations and the Impact of Foreign Exchange

        Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

        Our revenues generated outside the U.S. approximated 54.3% and 56% of total sales for the third quarter of fiscal years 2008 and 2007, respectively and 55% and 57% for the first nine months of fiscal years 2008 and 2007, respectively. Revenues in Japan accounted for approximately 16.4% and 20% of total revenues for the third quarter of fiscal year 2008 and 2007, respectively and 17.6% and 20.6% of total revenues for the first nine months of fiscal year 2008 and 2007, respectively. Revenues in Europe accounted for approximately 30.8% and 28% of total revenues for the third quarters of fiscal year 2008 and 2007 and 29.7% and 28% of total revenues for the first nine months of fiscal year 2008 and 2007, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations can be impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.

        Please see section entitled "Foreign Exchange" in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues
By Product Type

	For the three months ended			For the nine months ended
(in thousands)	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Disposables	$115,005	$98,928	16.3%	$325,474	$293,786	10.8%
Software Solutions & Services	11,097	9,405	18.0%	29,941	23,695	26.4%
Equipment	8,485	5,194	63.4%	22,286	15,207	46.6%

Net revenues	$134,587	$113,527	18.6%	$377,701	$332,688	13.5%

Disposables Revenues
By Product Type

	For the three months ended			For the nine months ended
(in thousands)	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Donor:
Plasma	$41,253	$32,362	27.5%	$114,789	$96,253	19.3%
Blood Bank	33,207	30,954	7.3%	100,399	93,998	6.8%
Red Cell	12,478	11,132	12.1%	34,257	32,105	6.7%
Subtotal	$86,938	$74,448	16.8%	$249,445	$222,356	12.2%
Patient:
Surgical & Diagnostic	$18,981	$16,989	11.7%	$50,907	$49,298	3.3%
OrthoPat	9,086	7,491	21.3%	25,122	22,132	13.5%
Subtotal	$28,067	$24,480	14.7%	$76,029	$71,430	6.4%
Total disposables revenue	$115,005	$98,928	16.3%	$325,474	$293,786	10.8%

DONOR PRODUCTS

        Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposables revenue for donor products increased 16.8% compared to the third quarter of fiscal year 2007 and 12.2% for the first nine months over the comparable period in fiscal year 2007. Foreign exchange resulted in a 3.7% and 0.5% increase for the third quarter and for the first nine months, respectively, over the comparable period in fiscal year 2007. The remaining increase of 13.0% for the quarter and 11.7% for the first nine months was driven by increases in the Plasma and Blood Bank product lines, as discussed below.

Plasma

        Plasma disposable revenue increased 27.5% for the third quarter and 19.3% for the first nine months of fiscal year 2008 compared to the same periods in fiscal year 2007. Foreign exchange resulted in a 4.9% and 1.9% increase for the third quarter and for the first nine months, respectively, over the comparable period in fiscal year 2007. The remaining increase of 22.6% for the quarter and 17.5% for the first nine months comes from the U.S. and Europe sales increase. The U.S. increase was due largely to unit growth across our customer base. Europe plasma growth is also the result of increases in collections by our customers as the demand for source plasma strengthened, as well as the new business established with Octapharma Europe and HemaAG.

Blood Bank

        Blood bank disposable revenue for donor products increased 7.3% and 6.8%, respectively, for the third quarter and the first nine months of fiscal year 2008 compared to the same periods in of fiscal year 2007. Foreign exchange resulted in a 2.9% increase in blood bank disposables revenue during the quarter and a 0.9% decrease in the first nine months over the comparable period in fiscal year 2007.

        Without the effect of currency, blood bank revenue increased 4.3% for the quarter and 7.7% for the first nine months over fiscal year 2007. In the quarter and the first nine months, Europe, Asia and Japan account for the increase. The increase in Europe is distributed across most of our markets. The Asia sales increase is largely in China as our business there moves from distribution sales to direct sales amid stronger market conditions for platelets. The Japan increase is largely due to a price increase.

Red Cell

        Red Cell disposable revenue increased 12.1% compared to the third quarter of fiscal year 2007 and 6.7% compared to the first nine months of fiscal year 2007. Foreign exchange accounted for an increase of 2.5% in the quarter and 0.7% for the first nine months over the comparable period in fiscal year 2007. Of the remaining increase of 9.7% for the quarter and 6.0% for the first nine months, it is split between Europe and the U.S.

PATIENT PRODUCTS

        The patient product line includes the following brand platforms: the Cell Saver® brand, the newly acquired Haemoscope products and the OrthoPAT® brand. Patient disposables revenue increased 14.7% compared to the third quarter of fiscal year 2007 and 6.4% compared to the first nine months of fiscal year 2007. Foreign exchange resulted in a 4.0% and 1.5% increase in patient disposables revenue during the quarter and the first nine months, respectively. The remaining increase of 10.7% for the quarter and 5.0% for the first nine months was the result of increases in OrthoPAT product lines, as discussed below.

Surgical & Diagnostic

        Surgical disposables and diagnostic revenue increased 11.7% as compared to the third quarter of fiscal year 2007 and 3.3% as compared to the first nine months of fiscal 2007. Foreign exchange resulted in a 4.5% increase in surgical and diagnostic disposable revenue during the quarter and a 1.6% increase for the first nine months. Surgical and diagnstic disposables revenue consists principally of Cell Saver products and the newly acquired Haemoscope products. Without the effect of currency, surgical disposables and diagnostic revenue increased 7.3% for the quarter and 1.7% for the first nine months. The increase for the quarter and the first nine months largely comes from the acquisition of Haemoscope during the current quarter and sales gains in Europe.

OrthoPAT

        OrthoPAT disposables revenue increased 21.3% as compared to the third quarter of fiscal year 2007 and 13.5% for the first nine months of fiscal 2007. Foreign exchange resulted in a 3.0% increase in OrthoPAT disposables revenue during the quarter and a 1.2% increase in OrthoPAT disposables revenue for the first nine months. Without foreign exchange, revenues increased by 18.5% for the quarter and 12.4% for the first nine months. Growth was largely in the U.S. and Europe. The sales increase in the U.S. is attributable to unit growth in both existing sites and new accounts. Europe's growth is attributed to sales initiatives focused on the penetration of this technology.

Other Revenues

	For the three months ended			For the nine months ended
(in thousands)	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Software Solutions & services	$11,097	$9,405	18.0%	$29,941	$23,695	26.4%
Equipment	8,485	5,194	63.4%	22,286	15,207	46.6%

Total other revenues	$19,582	$14,599	34.1%	$52,227	$38,902	34.3%

        Our software and services revenues include revenue from software sales and services revenues from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs.

        Software solutions and services revenues increased 18.0% as compared to the third quarter of fiscal year 2007 and 26.4% for the first nine months compared to fiscal 2007. Foreign exchange resulted in an increase of 7.5% and 2.7% for the quarter and for the first nine months, respectively. Without foreign exchange, revenues increased by 10.6% for the quarter and 23.9% for the first nine months of fiscal year 2008 compared to the same period in fiscal year 2007. For the third quarter the increase is principally due to the acquisition of the IDM blood bank product line and increases associated with our existing software products. For the nine months period the increase is due to both the acquisition of the IDM blood bank product lines and increased revenues from the existing plasma related product software and software support services provided to the US Department of Defense. The increases were partially offset by lower services revenue.

        Revenue from equipment sales increased 63.4% as compared to the third quarter of fiscal year 2007 and 46.6% for the first nine months compared to fiscal 2007. Foreign exchange resulted in a 6.2% increase in equipment revenue during the quarter and 4.1% increase for the first nine months. The remaining increase of 57.7% for the quarter and 42.8% for the first nine months over fiscal year 2007 relates largely to plasma equipment sales in Europe and Asia as the plasma market continues to strengthen and red cell equipment sales in the U.S. in the first nine months of fiscal year 2008. Equipment sales fluctuate from period to period.

Gross Profit

	For the three months ended			For the nine months ended
	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Gross Profit	$66,558	$56,419	18.0%	$187,940	$168,953	11.2%
% of net revenues	49.5%	49.7%		49.8%	50.8%

        Gross profit increased 18.0% as compared to the third quarter of fiscal year 2007 and 11.2% for the first nine months compared to fiscal year 2007. Foreign exchange resulted in a 4.7% increase for the quarter and had no effect for the first nine months in gross profit as compared to fiscal year 2007. The remaining increase of 13.0% for the quarter and 11.5% for the first nine months was due primarily to the net increase in sales. Our gross profit margin decreased due to product mix, as we sold more commercial plasma product and consulting services with lower gross margins.

Operating Expenses

	For the three months ended			For the nine months ended
(in thousands)	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Research and development	$5,529	$5,804	-4.7%	$18,532	$17,345	6.8%
% of net revenues	4.1%	5.1%		4.9%	5.2%
Selling, general and administrative	$41,432	$33,610	23.3%	$119,418	$105,483	13.2%
% of net revenues	30.8%	29.6%		31.6%	31.6%
In-process R&D	$0	$0		$0	$9,073	-100.0%
Total Operating Expenses	$46,961	$39,414		$137,950	$131,901
% of net revenues	34.9%	34.7%		36.5%	39.6%

Research and Development

        Research and development expenses decreased 4.7% as compared to current quarter of fiscal year 2007 and increased 6.8% for the first nine months as compared to fiscal year 2007. The significant factors in the increase during the first nine months related to Arryx and IDM, acquisitions that took place in second quarter and fourth quarter of fiscal year 2007, respectively. The decrease in the quarter is a result of lower spending in certain core technology projects.

Selling, General and Administrative

        During the third quarter of fiscal year 2008, selling, general and administrative expenses increased 23.3% and 13.5% for the first nine months. Foreign exchange resulted in a 4.8% increase in selling, general and administrative during the quarter and a 3.1% increase during the first nine months. Excluding the impact of foreign exchange, selling, general and administrative expense increased 18.7% for the third quarter and 10.5% for the first nine months as compared to the comparable period in fiscal year 2007. The increase was due largely to the acquisition of IDM and Haemoscope and phase I ERP expenses of $1.6 million for the quarter relating to internal personnel and third party consulting costs and training along with selling, marketing and handling costs to support the 13.5% increase in sales.

In Process Research and Development

Purchased Research and Development

        The $9.1 million purchased research and development that was charged to operating expenses during the second quarter of fiscal year 2007 in connection with the acquisition of Arryx, Inc. It relates to an in process research and development project for the advancement and development of the technology in the blood collection and testing applications, and for licensing the technology outside of the blood collection and testing marketplace. The project includes work to reduce the size of the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

        For purposes of valuing the acquired purchased research development, the Company estimated total costs to complete the current development of a platform of approximately $11.0 million. For the in-process project the Company acquired in connection with the acquisition of Arryx, Inc., it used a risk-adjusted discount rate of 29% to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Operating Income

	For the three months ended			For the nine months ended
(in thousands)	December 29, 2007	December 30, 2006	(Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase YTDFY08 vs. YTDFY07
Operating income	$19,597	$17,005	15.2%	$49,990	$37,052	34.9%
% of net revenues	14.6%	15.0%		13.2%	11.1%

        Operating income increased 15.2% and 34.9%, respectively, as compared to the third quarter and first nine months of fiscal year 2007. Foreign exchange resulted in a 6.1% increase in operating income during the quarter and 10.0% decrease during the first nine months. Without the effects of foreign currency, operating income increased 8.3% for the quarter and 43.4% for the first nine months due primarily to sales and gross profit growth, the reduction in the in-process research and development charge as described above, partially offset by increases in operating expenses.

Other income, net

	For the three months ended			For the nine months ended
(in thousands)	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Interest Income, net	1,070	1,583		4,037	4,715
Other income, net	225	816		1,905	2,153

Total other income, net	$1,295	$2,399	-46.0%	$5,942	$6,868	-13.5%

        Total other income, net decreased 46% during the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007 and decreased 13.5% during the nine month periods of fiscal year 2008 as compared to the nine month periods of fiscal year 2007 due (i) to the net of the decrease in interest income due to lower invested cash resulting from the Company's share repurchase programs in fiscal years 2007 and 2008 and the acquisition of Haemoscope's TEG® Thrombelastograph® Hemostasis Analyzer business, and (ii) decrease in interest expense due to lower average fixed rate debt outstanding, and (iii) a decrease in other income associated with hedge points and an increase in foreign exchange transaction losses.

Income Taxes

	For the three months ended			For the nine months ended
	December 29, 2007	December 30, 2006	% Increase/ (Decrease) Q3FY08 vs. Q3FY07	December 29, 2007	December 30, 2006	% Increase/ (Decrease) YTDFY08 vs. YTDFY07
Reported Income Tax Rate	31.3%	12.9%	18.4%	31.7%	33.2%	-1.5%

        Our reported tax rate includes two principal components: an expected annual tax rate and discrete items that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation's expiration, and a stock acquisition.

        The reported tax rate was 31.3% and 12.9% for the three month periods ended December 29, 2007 and December 30, 2006. The reported tax rate was 31.7% and 33.2% for the nine month periods ended December 29, 2007 and December 30, 2006.

        For the three months ended December 29, 2007, the reported tax rate includes a 35.1% expected annual tax rate. The reported income tax also includes two discrete items: a reduction in tax reserves associated with the expiration of the statute of limitations, partly offset by additional income taxes associated with the finalization of certain income tax returns for FY07 in the amount of $1.0 million. The income tax rate for the three months ended December 30, 2006, reflected the settlement of a tax audit.

        For the nine months ended December 29, 2007, the reported tax rate includes a 35.1% expected annual tax rate. The reported income tax rate also includes several discrete items, among them: a reduction in tax reserves associated with the expiration of the statute of limitations in several jurisdictions, $0.4 million in foreign tax credits associated with certain dividends, partly offset by additional income taxes associated with the finalization of certain income tax returns in the amount of $1.8 million. The income tax rate for the three months ended December 30, 2006, reflected the settlement of a tax audit.

        We expect our annual tax rate to be approximately 35.1% for the remainder of fiscal year 2008. Our full year reported tax rate is expected to be lower or between 32% and 33% as a result of the discrete items discussed above.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an Interpretation of FASB Statement 109, (FIN 48) effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

        As of April 1, 2007, our unrecognized tax benefits totaled approximately $6.5 million which, if recognized, would favorably affect our effective tax rate in future periods. No adjustment was made to the liability for unrecognized tax benefits as of April 1,2007 or December 29, 2007 or current year's tax provision in connection with the adoption of FIN48. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the nine months ended December 29, 2007 our unrecognized tax benefits were reduced by $2.0 million as a result of the expiration of the statute of limitations in several jurisdictions. This was offset in part by the establishment of reserves of $0.5 million for various matters including interest. Total unrecognized tax benefits on December 29, 2007 were $5.2 million.

        Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state, and foreign income tax matters in income tax expense. Approximately $0.8 million and $0.7 million is accrued for interest at December 29, 2007 and March 31, 2007, respectively.

        We conduct business globally and, as a result, file consolidated and separate Federal, state, and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2005.

Liquidity and Capital Resources

        The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	December 29, 2007	March 31, 2007
	(dollars in thousands)
Cash & cash equivalents	$116,857	$229,227
Working capital	$246,874	$321,654
Current ratio	4.1	4.9
Net cash position(1)	$104,449	$200,351
Days sales outstanding (DSO)	73	68
Disposables finished goods inventory turnover	7.5	5.1

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

	For the nine months ended:
	December 29, 2007	December 30, 2006	$Increase/ (Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$45,754	$59,467	$(13,713)
Investing activities	(85,728)	(47,624)	(38,104)
Financing activities	(73,419)	(36,329)	(37,090)
Effect of exchange rate changes on cash(1)	1,023	1,526	(503)

Net (decrease)/increase in cash and cash equivalents	$(112,370)	$(22,960)	$(89,410)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

        Haemonetics Corporation repurchased approximately 1.46 million shares of its common stock through December 29, 2007 for an aggregate purchase price of $75.0 million. This completed a $75.0 million repurchase program which was announced in May 2007. The Company reflects stock repurchases in its financial statements on a "trade date" basis and as Authorized Unissued shares (Haemonetics is a Massachusetts company and Massachusetts Law mandates that repurchased shares are to be treated as authorized but unissued).

Cash Flow Overview:

Nine Month Comparison

Operating Activities:

        Net cash provided by operating activities decreased in the first nine months of fiscal year 2008 as compared to 2007 due primarily to:

  •
  $17.5 million increased investment in Accounts Receivable due to an increase in sales and DSO over the same quarter last year.

  •
  $4.0 million decrease in Inventory due to the higher level of sales. We plan to increase our investment in inventory in the near term.

  •
  The payment of refundable VAT associated with the formation of our European shared services center of $4.2 million

Investing Activities:

        Net cash used in investing activities increased during the first nine months of fiscal year 2008 as compared to 2007 due primarily to:

  •
  $46.4 million in cash used for acquisitions during the first nine months of fiscal year 2008 compared to $23.2 million used in the same period in fiscal 2007.

  •
  $15.5 million of increased capital expenditures predominatly related to the increase in the installed base of devices and investments in our ERP system.

Financing Activities:

        Net cash used by financing activities increased by $37.0 million, primarily due to share repurchases.

  •
  $75 million used to repurchase shares of Company common stock in for the first nine months of fiscal 2008 as compared to the $40.0 million used in the same period in fiscal 2007.

Inflation

        We do not believe that inflation had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products.

Foreign Exchange

        Approximately 55.0% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

			Composite Index Hedge Spot Rates		Favorable/(Unfavorable) Change versus Prior Year
FY2003		Q1	1.09		(8.9)%
		Q2	1.08		(10.3)%
		Q3	1.10		(8.1)%
		Q4	1.17		(11.0)%

2003	Total		1.11		(9.5)%
FY2004		Q1	1.13		(3.6)%
		Q2	1.05		3.6%
		Q3	1.06		3.2%
		Q4	1.01		15.9%

2004	Total		1.06		4.9%
FY2005		Q1	0.97		15.7%
		Q2	0.99		5.1%
		Q3	0.92		15.5%
		Q4	0.89		14.1%

2005	Total		0.94		12.7%
FY2006		Q1	0.92		5.2%
		Q2	0.91		9.1%
		Q3	0.87		5.7%
		Q4	0.86		2.8%

2006	Total		0.89		5.1%
FY2007		Q1	0.89		3.6%
		Q2	0.92		(1.1)%
		Q3	0.96		(9.4)%
		Q4	0.95		(9.3)%

2007	Total		0.93		(4.2)%
FY2008		Q1	0.92		(3.1)%
		Q2	0.93		(1.0)%
		Q3	0.93		3.3%
		Q4	0.93		2.4%

2008	Total		0.93		0.4%
FY2009		Q1	0.92		0.5%
		Q2	0.90		3.4%
		Q3	0.86		8.3%
		Q4	0.83	*	12.1%

NOTE: * Represents hedges through January FY09 only.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of FASB No. 141(R) on our financial position and results of operations. This statement is effective for our fiscal year 2010.

        In December 2007, the FASB issued FASB No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of FASB No. 160 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

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

Cautionary Statement Regarding Forward-Looking Information

        Statements contained in this report, as well as oral statements we make which are prefaced with the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "designed," and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-

looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers' ordering patterns, the effect of industry consolidation as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

        See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At December 29, 2007, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged Currency	(BUY) / SELL Local Currency	Weighted Spot Contract Rate		Weighted Forward Contract Rate		Fair Value	Maturity
Euro	5,871,000	$1.310		$1.325		$(730,778)	Jan-Feb 2008
Euro	9,080,000	$1.345		$1.358		$(823,622)	Mar-May 2008
Euro	7,871,000	$1.370		$1.378		$(536,886)	Jun-Aug 2008
Euro	8,000,000	$1.440		$1.440		$(52,160)	Sep-Nov 2008
Japanese Yen	860,000,000	119.3	per US$	114.3	per US$	$(34,343)	Jan-Feb 2008
Japanese Yen	1,331,000,000	120.6	per US$	115.8	per US$	$(279,072)	Mar-May 2008
Japanese Yen	1,370,000,000	116.7	per US$	112.4	per US$	$(28,304)	Jun-Aug 2008
JapaneseYen	1,220,000,000	112.9	per US$	109.2	per US$	$203,204	Sep-Nov2008

				Total:		$(2,281,961)

        We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $12.7 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $13.7 million decrease in the fair value of the forward contracts.

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

        At December 29, 2007, the fair value of our long-term debt was approximately $0.7 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $7.0 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.

        Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at December 29, 2007 the fair value of our long-term debt would change by approximately $0.1 million.

ITEM 4.    CONTROLS AND PROCEDURES

        We conducted an evaluation, as of December 29, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer

(the Company's principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        In fiscal 2007, the Company initiated a company-wide implementation of Oracle, a global enterprise resource planning (ERP) system (see Footnote #17). During the three months ended December 29, 2007, the Company successfully completed Phase I of our implementation of Oracle in the U.S. The U.S. implementation was the final major go-live milestone of the Phase I ERP implementation. Oracle is now implemented in the U.S., Europe, Japan and Asia. The ERP implementation replaced our existing order entry, fulfillment, service and financial systems, resulting in significant changes to our business processes and therefore our controls. These changes are intended to improve customer service and controls and reduce manual processes. As with any significant change we have identified certain control deficiencies resulting from business process, system and user issues. The governance surrounding our implementation process is designed to identify and remediate issues of this nature, and includes participation from global users, functional leaders and ERP implementation leads. We have monitoring controls in place to ensure the ongoing reliability of our financial reporting. We believe the controls, as implemented, are appropriate and functioning effectively.

        Other than the change mentioned above, no other change in the Company's internal control over financial reporting occurred during the three months ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HAEMONETICS CORPORATION
Date: February 5, 2008	By:	/s/ BRAD NUTTER Brad Nutter, President and Chief Executive Officer (Principal Executive Officer)
Date: February 5, 2008	By:	/s/ CHRISTOPHER LINDOP Christopher Lindop, Vice President and Chief Financial Officer (Principal Financial Officer)