Form 10-K
period 2008-03-29
HAEMONETICS CORP
filed 2008-05-27
CIK 313143

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2008.	Commission file number 1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State of Incorporation)	(I.R.S. Employer Identification No.)
400 Wood Road Braintree, Massachusetts	02184-9114
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (781) 848-7100
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of September 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter was $1,159,235,000 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 30, 2008 was 25,719,444.

Documents Incorporated By Reference

         Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2008, are incorporated by reference in Part III.

Item 1.    Business

(A) General History of the Business

        Our Company was founded in 1971 and became publicly owned for the first time in 1979. In 1983, American Hospital Supply Corporation ("AHS") acquired us. When Baxter Travenol Laboratories, Inc. ("Baxter") acquired AHS in 1985, Baxter divested the Haemonetics business to address antitrust concerns related to the AHS acquisition. As a result, in December 1985, a group of investors that included E. I. du Pont de Nemours and Company ("Du Pont") and present and former Haemonetics employees purchased us. We were incorporated in Massachusetts in 1985. In May 1991, we completed an Initial Public Offering.

        Historically, we have been a medical device company, a pioneer and market leader in developing and manufacturing blood processing technology. Our systems help ensure a safe and adequate blood supply and assist blood banks and hospitals in their efforts to operate efficiently and in compliance with regulatory requirements. To that end, we have been engaged in manufacturing automated systems and single use consumables used in blood donation, blood processing, and surgical salvage of blood. We developed our first automated blood processing system in 1971. Our direct customers are blood and plasma collectors, hospitals and hospital service providers.

        Two years ago, we embarked on a strategy to expand our markets and product portfolio to offer blood management solutions to our customers. Blood banks, plasma collectors, and hospitals all want to ensure the best patient care at optimal cost. But each face challenges to improve operational efficiency, meet stringent regulatory requirements, and offer the highest quality products. As the blood management company, Haemonetics helps customers address the growing demands on their businesses. Through internal product development and acquisition, we have significantly expanded our product offerings. We now market devices and related consumables, information technology platforms, and consulting services. Our product portfolio helps hospitals determine blood demand and individual patient treatments, and then implement best practice for blood usage and cost efficiency. For blood and plasma collectors, our product portfolio supports increasing blood supplies, automating manual business processes, and improving efficiencies. Over the next several years, we will continue to add to our value proposition in blood management to ultimately link the blood supply chain from the point of blood and plasma donation through to the patient point of care.

        Based on our broadened product portfolio, we manage the Company as three global product families: "Donor" markets blood and plasma collection devices, consumables and other business solutions; "Patient" markets into hospitals surgical blood salvage and blood demand diagnostic devices and consumables as well as blood management services; and "Software/Services" markets information technology platforms and consulting services to blood and plasma collectors and hospitals.

        Within our product families we offer:

Donor Products and Services

1)
Plasma systems: Our PCS® brand systems automate the collection of plasma from donors who are paid a fee for their donation. The collected plasma is then processed into therapeutic pharmaceuticals.

2)
Blood bank systems:

a)
Our MCS® brand system automates the collection of platelets and other blood components from volunteer donors. The systems enable the donation of a larger volume of the donor's platelets, which are then generally given to cancer patients and others with bleeding disorders.

  b)
  Our ACP® brand systems automate the process used to freeze, thaw and wash red blood cells. The ACP systems can also be used to wash other cellular parts from red blood cells units before transfusion.

  c)
  We also manufacture sterile intravenous solutions for our customers.

3)
Red cell systems: Our MCS and Cymbal® systems automate the collection of red cells from volunteer donors. These systems maximize the volume of red cells that can be collected from one blood donation, thus helping to alleviate blood shortages. The highest sales volume product in the MCS red cell product line is our double red cell collection technology which allows for two units of red cells to be collected from one donor. Specialty protocols enabling the simultaneous collection of a unit of red cells and a unit of plasma or a unit of red cells and a unit of platelets are also available in various parts of the world.

4)
Services and programs related to blood supply chain efficiency and effectiveness such as LEAN and Six Sigma consulting as well as InSight a program application supporting blood center resource allocation and utilization.

Patient Products and Services

1)
Blood salvage: Our surgical blood salvage systems allow for the recovery, segregation and washing of red cells from blood lost by a patient during or after surgery, so that red cells can be made available to transfuse back to the patient if needed. In this way, a surgical patient can receive transfusions of the safest blood possible, his or her own. Our surgical blood salvage systems include:

a)
Our Cell Saver® brand systems for higher blood loss surgeries and trauma:

b)
Our OrthoPAT® brand systems for lower, slower blood loss orthopedic procedures; and

c)
Our cardioPAT™ brand system for lower blood loss cardiovascular procedures, like beating heart surgeries or coronary artery bypass graft ("CABG") surgeries. The cardioPAT is our newest blood salvage system.

2)
Surgical suction: Our SmartSuction product clears blood and debris from the surgical field in conjunction with surgical blood salvage

3)
Blood demand diagnostics: In November 2007, we acquired the TEG® Thrombelastograph® Hemostasis Analyzer business from Haemoscope. The TEG system is a diagnostic tool which allows surgeons to determine if a patient will need a transfusion so the surgeon can then decide the best blood-related clinical treatment for the individual patient.

4)
Blood Management consulting: In July 2007, we acquired Infonale, a hospital services company, focused on peer to peer blood management consulting primarily in the U.S. Equipped with a unique database approach, Haemonetics provides hospitals a baseline view of their blood management metrics and then monitors and measures key improvements associated with recommended best practice approaches to transfusion therapy and the avoidance of transfusions.

Software and Services

1)
Software: At this time, our software and services business principally provides support to our plasma and blood collection customers. Our goal in expanding the business is to add complementary products and services for our Patient Division customers. Through our Haemonetics Software Solutions division, (formerly 5D™ Information Management ("5D") and Information Data Management ("IDM")), we provide information technology platforms and technical support for donor recruitment and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing back office functions and distribution at plasma fractionation facilities.

2)
Services: Through our services group, we offer business solutions to support process excellence, donor recruitment, business design, and blood management efforts. For example, we provide Six Sigma and LEAN manufacturing consulting services to blood banks. We also provide hospital blood management assessment tools to hospitals through our Infonale subsidiary, acquired in July 2007. Included in our services reporting are equipment repair services under preventive maintenance contracts or emergency service visits, training programs and spare part sales.

        Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors and agents.

        In fiscal year 2008, we remained focused on increasing sales of our red cell collection technology and our software offerings. We also focused on growing business in our U.S. orthopedic market, having transitioned from a distribution relationship to a direct sales business late in fiscal 2006. We were successful in retaining a majority of the U.S. business and revenues benefited in the year from disposable unit growth as we increased penetration at existing customer sites. Additionally, we executed our plan to supply plasma collection systems to support rapid growth in the U.S. plasma collections market. We placed approximately 2,300 additional plasma collection systems in the U.S. In the year, we focused resources on several products launched over the course of fiscal 2006 and fiscal 2007. Finally, we strengthened our blood management solutions product portfolio through the strategic acquisitions of the TEG business and Infonale business services.

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

(C) Narrative Description of the Business

  (i)    Products and Services

        We market a full suite of products, including devices and consumables, information technology platforms, and consulting services for hospitals and blood collectors to better manage blood supply and demand. Specifically, we develop and market a variety of automated systems for blood donors and surgical patients worldwide that collect and process blood. We also market information technology platforms to promote efficient and compliant operations of blood and plasma collection agencies. And, we market business services to support best practice in blood management.

        All of our blood systems involve the extracorporeal processing of human blood, which is made up of components including red blood cells, plasma, platelets, and white blood cells. Physicians today generally treat patients with a transfusion of only the blood component needed, rather than with whole blood. The different components have different clinical applications. For example, plasma derived products treat a variety of illnesses and hereditary disorders such as hemophilia; red cells treat trauma patients or patients undergoing major surgeries involving high blood loss such as open heart surgery or organ transplant; and platelets treat cancer patients undergoing chemotherapy.

        With our automated blood collection systems, a blood donation can be targeted to the specific blood component needed by a blood collector. More of that blood component can be collected during any one donation event because the blood components not targeted are returned to the donor through a sterile, closed-circuit disposable set used for the blood donation procedure. (See "Plasma", "Blood Bank" and "Red Cell" product lines referred to in "General History of the Business.")

        With our automated blood processing systems, blood collectors and hospitals can freeze and thaw red cells so that they can maintain a frozen blood reserve. Blood reserves are often maintained to enable the blood provider to respond adequately to large-scale emergencies where many people require blood transfusions or to treat patients who require transfusions of very rare blood types. Our blood processing systems can also remove plasma from red cells for patients who need specially treated blood. (See "ACP" product referred to in "General History of the Business.")

        Our surgical blood salvage system can collect blood lost by a surgical patient during or after the surgery, clean it, and make it available for transfusion back to the patient. These systems ensure that elective surgery will not be cancelled due to lack of available blood, and that a patient receives the safest blood possible—his or her own. (See "Cell Saver," "OrthoPAT," and "cardioPAT" product lines referred to in "General History of the Business.")

        Our surgical suction systems can clear the surgical field of blood and debris to support a safe and effective operating environment. (See "SmartSuction" product referred to in "General History of the Business.")

        Our TEG Thrombelastograph Hemostasis Analyzer predicts the likelihood a patient will bleed or clot excessively and analyzes overall blood clotting ability. Armed with this knowledge, surgeons can plan a patient's treatment to support the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, shorter ICU and hospital stays, and fewer needs for exploratory surgery.

        We invented the technology that first created the market in plasma, red cell, and platelet collection as well as in surgical blood salvage. We continue to innovate our product offerings with next generation technologies.

DONOR FAMILY OF PRODUCTS AND SERVICES

The Plasma Collection Market for Fractionation

        Automated plasma collection technology allows for the safe and efficient collection of plasma from donors who are paid a fee by collection centers for their plasma donation. There are approximately 20 million liters of plasma collected worldwide annually. The plasma collected is further processed ("fractionated") by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of: immune diseases, inherited coagulation disorders (e.g., hemophilia) and blood volume loss (e.g. from trauma). The collected plasma is also used in the manufacture of vaccines and blood testing and quality control reagents. Our role in the plasma industry is limited to the supply of plasma collection and information technology platforms to plasma collectors and fractionators, many of whom also process the plasma which they collect. Our business does not include the actual collection, fractionation, or distribution of plasma-derived pharmaceuticals.

Haemonetics' Automated Plasma Collection Systems (reported as "plasma" product line)

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

        We offer "one stop shopping" to our plasma collection customers, enabling them to source from us the full range of products necessary for their plasma collection operations. To that end, in addition to providing plasma collection equipment and disposables, we offer plasma collection containers and intravenous solutions necessary for plasma collection and storage, as well as information technology platforms through our Haemonetics Software Solutions division to automate plasma collectors' operations.

The Blood Collection Market for Transfusion

        There are millions of blood donations throughout the world every year that produce blood products for transfusion to surgical, trauma, or chronically ill patients. In the U.S. alone, approximately 15 million units of blood are collected each year.

        Patients requiring blood are rarely transfused with whole blood. Instead, a patient typically receives only the blood component necessary to treat a particular clinical condition: for example, red cells to surgical or trauma patients, platelets to surgical or cancer patients, and plasma to surgical patients.

        Worldwide demand for blood continues to rise as the population ages and more patients have need for and access to medical therapies that require blood transfusions. Furthermore, highly populated countries are advancing their healthcare coverage and as greater numbers of people gain access to more advanced medical treatment additional demand for blood components, plasma derived drugs and surgical procedures increases directly. At the same time, tighter donor eligibility requirements to improve blood safety have decreased the number of donors willing or able to donate blood. Thus, this worldwide market is growing modestly in the low single digits.

        Most donations worldwide are non-automated procedures (also referred to as "manual or whole blood donations"). In a manual donation, a person donates about a pint of whole blood, bleeding by gravity directly into a blood collection bag. After the donation, a laboratory worker manually processes the blood and separates it into its constituent parts: red cells, platelets and plasma. One pint of whole blood contains one transfusible dose of red cells, one-half to one transfusible dose of plasma, and one-fifth to one-eighth transfusible dose of platelets.

        We do not sell whole blood collection disposables for the large, non-automated part of the blood collection market for transfusions. Others supply this market with whole blood collection supplies such as needles, plastic blood bags, solutions and tubing.

        In contrast to manual collections, automated procedures eliminate the need to manually separate whole blood at a remote laboratory. Instead, the blood separation process is automated and occurs "real-time" while a person is donating blood. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Among other things, automated blood collection allows significantly more of the targeted blood component to be collected during a donation event. Importantly, it also allows the blood banker or plasma operator to collect two transfusable blood components from one donor providing an optimization opportunity. An automated collection system comprises an electromechanical device which is fitted for each collection with a single-use, sterile set of chambers and tubing, the latter of which is commonly referred to as a "disposable."

        Today in the U.S., automated collection systems are used annually to collect more than 700,000 red cell units and about 1 million platelet units (called "single donor" platelets.) One donation from a single donor can produce enough platelets for a transfusible dose as compared to a pooled platelet that combines platelet fractions from 5-8 different whole blood donors.

        Our products address the small part of the blood collection market that uses automation to enhance blood collection safety and efficiency, as well as regulatory compliance.

Haemonetics' Automated Red Cell Collection Systems (reported as "red cell" product line)

        Automated red cell collection, a technology we created, allows for the safe, efficient collection of more red cells from a single donor than are collected in a manual, whole blood collection. Most red cells are derived from manually collected whole blood. This manual procedure involves time-consuming, error-prone secondary handling and processing in a laboratory. Red cell shortages are a common problem plaguing many healthcare systems worldwide, particularly those in the U.S.

        Our MCS brand systems help blood collectors address their operational challenges. The system automates the blood separation function, eliminating the need for laboratory processing, and enables the collection of two transfusible doses of red cells from a single donor thus alleviating blood shortages. We call this our two unit protocol or double red cell collection.

        In addition to the two unit protocol, blood collectors can use the MCS brand system to collect either one unit of red cells and a "jumbo" (double) unit of plasma or one unit of red cells and one unit of platelets from a single donor or they may leukoreduce the two-unit red cell collections. Leukoreduction is the removal of potentially harmful white blood cells from the collected red cells to prevent or mitigate adverse reactions by the patient who eventually receives the product. Leukoreduction has been adopted in many countries worldwide, and an estimated 80% of all red cells in the U.S. are now leukoreduced.

        During the most recent fiscal year, blood shortages continued and blood banks continued their adoption of double red cell collection. Currently approximately 7% of red cells collected in the U.S. are collected on our technology.

        The Cymbal brand red cell collection system is an automated device that collects and processes two units of red cells from a single donor. The Cymbal system is a second generation red cell collection system which is smaller, lighter and more portable than previous red cell collection technologies. This mobility, including battery power, allows our customers to more easily use the device on mobile blood drives. The system received CE marking in February 2006 and FDA clearance in February 2007. It is currently sold in Europe and the U.S.

Haemonetics' Automated Platelet Collection Systems (reported as "blood bank" product line)

        Automated platelet collection systems collect one or more therapeutic "doses" of platelets during a single donation by a volunteer blood donor. Platelets derived from a non-automated donation of whole blood (also called a manual collection) must be "pooled" together with platelets from 4-7 other manual donations to make a single therapeutically useful dose because platelets are only a very small portion of whole blood volume. We invented the automation of platelet collection, resulting in improved platelet yields and improved patient safety.

        Platelet therapy is frequently used to alleviate the effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. Physicians who prescribe platelet therapy increasingly turn to "single donor" platelet products (i.e., enough platelets collected from one donor, during an automated collection, to constitute a transfusible dose) to minimize a patient's exposure to multiple donors and possible blood-borne diseases.

Haemonetics' Intravenous Solutions (reported as "blood bank" product line)

        During an automated blood donation, intravenous solutions and other solutions are used. We manufacture solutions in our facility in Union, South Carolina.

Automated Blood Cell Processing Systems (reported as "blood bank" product line)

        Our cell processing business is based on technology that enables users to add and remove solutions or other substances to and from blood components. We have several technologies that support this business.

        The most significant technology allows the freezing and thawing of blood to enable blood banks to better manage their red cell inventory; this allows them to manage collection volumes impacted by seasonality shifts in supply as well as rare blood demands. Although it has been possible for many years to freeze red cells for up to ten years, the freezing and thawing processes took place in a manual, open-circuit system, which exposed red cells to the potential for bacterial contamination. Once the cells were thawed, they had to be transfused within 24 hours or discarded. The Company's ACP 215 automated cell processing system extends thawed cells' shelf life to 14 days by performing the freezing and thawing processes in an automated, closed-circuit system. We also invented this technology.

LEAN and Six Sigma training services:

        Our internal use of these business practice improvement tools spawned the request from our U.S. customer base to seek our training to their selected staff with the intent to develop expertise in problem solving and solution creation skills. Multiple week long sessions are scheduled with time between each session to work the training and advance a real project. Ongoing instruction is provided.

Insight™ Opportunity Model:

        This program supports blood collector management of their operations. It provides data to quantify the opportunity for increased units, maximize machine utilization for increased ROI and benchmarking blood center performance.

PATIENT FAMILY OF PRODUCTS AND SERVICES

The Autotransfusion Market

        Surgical blood salvage, also known as autotransfusion, involves the collection of a patient's own blood during and after surgery, for reinfusion to that patient. In surgical blood salvage, blood is suctioned from a wound site, processed and washed through a centrifuge-based system which yields concentrated red cells available for transfusion back to the patient. This process occurs in a sterile, closed-circuit single-use processing set which is fitted into an electromechanical device. We market our surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons or to surgical suite service providers.

        Loss of blood is common in open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Prior to the introduction of our technology, patients were transfused with blood from volunteer donors. Donor blood (also referred to as "allogeneic blood") carries various potential risks including (1) risk of transfusion with the wrong blood type (the most common cause of transfusion-related death), (2) risk of transfusion reactions including death, but more commonly chills, fevers or other side effects that can prolong a patient's recovery, and (3) risk of transfusion of blood with a blood-borne disease or infectious agent.

        As a result of numerous blood safety initiatives, today's blood transfusions are extremely safe, especially in developed and resourced health care systems. However, transfusions are not risk free. Surgical blood salvage reduces or eliminates a patient's need for blood donated from others and ensures that the patient receives the safest blood possible—his or her own.

        Surgical blood salvage is also a cost effective alternative to transfusing donor blood. Blood shortages have also reinforced the benefits of surgical blood salvage. As hospitals are forced to consider canceling elective surgeries due to unavailability of blood, they can turn to surgical blood salvage as a means of conserving their blood supply for other patients.

Haemonetics' Surgical Product Line

        The Cell Saver brand system is a surgical blood salvage system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries. It has become the standard of care for high blood-loss surgeries. The new cardioPAT system is a surgical blood salvage system targeted to open heart surgeries when there is less blood loss and the blood loss continues post-surgery. The system is designed to remain with the patient following surgery to recover blood and produce a washed red cell product for autotransfusion.

        Also included in our surgical product line is the SmartSuction product. This product, an advanced suction system for removal of blood and debris from the surgical field, was launched in 2006. The system is used in conjunction with surgical blood salvage.

Haemonetics' OrthoPAT Product Line

        The OrthoPAT system is targeted to orthopedic procedures that involve slower, lower volume blood loss that often occurs well after surgery. The system is designed to operate both during and after surgery to recover and wash the patient's red cells for reinfusion. We have recently introduced the Quick-Connect OrthoPAT feature which permits customers to utilize the processing set selectively, depending on the patient's need.

Haemonetics' TEG Product Line (reported on the Surgical/Diagnostic line)

        In November 2007 we acquired the assets of Haemoscope Corporation, which marketed the TEG® Thromobelastograph® Hemostasis Analyzer. The TEG system is used to predict a surgical patient's proclivity to either bleed or clot during and after surgery, which helps health care providers plan for the transfusion of particular blood components or the administration of other therapies. Armed with this knowledge, surgeons can plan a patient's treatment to support the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, shorter ICU and hospital stays, and fewer needs for exploratory surgery. The TEG system is comprised of an electromechanical device, single use containers and reagents.

Blood Management consulting:

        Infonale, a hospital services company, focuses on peer to peer blood management consulting primarily in the U.S. Equipped with a unique database approach Haemonetics provides hospitals a baseline view of their blood management metrics and then monitors and measures key improvements associated with recommended best practice approaches to transfusion therapy and the avoidance of transfusions.

SOFTWARE/SERVICES

        Our Haemonetics Software Solutions division ("HHS") offers a range of software products that enable blood banks and plasma collection centers to automate their operations and comply with regulatory requirements. Its principal products include eQue™ Automated Interview and Assessment, a donor registration and assessment tool to assist blood banks and plasma centers in determining a person's eligibility to donate blood; eLynx™ Donor Floor Automation, LOGIC™ and DMS™ software for managing inventories of collected blood product inventories; and Symphony™ software which automates blood bank operations. We also offer our customers maintenance and repair service programs related to our equipment.

  (ii)    Revenue Detail

        We discuss our revenues using the following categories:

  •
  Disposables (including the sale of single-use collection sets for blood component collection and processing and surgical blood salvage, plus the fees for the use of our equipment);

  •
  Equipment (the sale of devices);

  •
  Software and Service (including HHS software systems and equipment service contracts).

        In fiscal year 2008, sales of disposable products accounted for approximately 86.0% of net revenues. Sales of our disposable products were 12.8% higher in 2008 than in 2007 and grew at a compound average annual growth rate of 6.69% for the four years ended March 29, 2008. The favorable effects of foreign exchange contributed 2.0% of the increase in net sales during fiscal year 2008 with the remaining 10.8% increase resulting from increases in disposable revenues across our plasma, red cell, blood bank and OrthoPAT product lines due to unit increases and pricing improvements.

        Sales of equipment accounted for approximately 6.4% of net revenues in fiscal 2008 and approximately 4.9% of net revenues in fiscal year 2007. The increase in equipment revenue during fiscal year 2008 is attributable to high sales of our plasma equipment in Europe, red cell equipment in the U.S., and platelet equipment in Asia. Equipment sales are opportunistic and fluctuate on an annual basis.

        Software and Service revenues accounted for approximately 7.6% and 7.5% of net revenues in fiscal 2008 and 2007, respectively. The increase during fiscal year 2008 was largely due to software revenue growth resulting from the acquisition of IDM in January 2007 and from a software support contract for a branch of the United States military.

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

        In fiscal 2008, for the eighth consecutive year, we received the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

  (iv)    United States

        In fiscal 2008, approximately 45% of consolidated net revenues were generated in the U.S., where we use a direct sales force to sell our products.

  (v)    Outside the United States

        In fiscal 2008, approximately 55% of consolidated net revenues were generated through sales to non-U.S. customers. Our direct sales force in Europe and Asia includes full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China Taiwan, and Belgium. We also use various distributors to market our products in parts of: Europe, including Russia, South America, the Middle East, Africa, and the Far East.

  (vi)    Research, Development and Engineering

        We operate research, development and engineering ("RD&E") centers in Switzerland and the United States, so that protocol variations are incorporated to closely match local customer requirements. In addition to the above RD&E facilities, our Haemonetics Software Solutions subsidiary maintains development operations in Edmonton, Alberta, Canada and Chicago, IL, USA; our Arryx subsidiary maintains research laboratories in Chicago, IL, USA and our TEG business maintains research laboratories in Niles, IL, USA.

        Customer collaboration is also an important part of our technical strength and competitive advantage. These collaboration customers and transfusion experts provide us with ideas for new products and applications, enhanced protocols, and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.

        The development of extracorporeal blood processing systems has required us to maintain technical expertise in various engineering disciplines, including mechanical, electrical, software, and biomedical engineering and material science. Innovations resulting from these various engineering efforts enable us to develop systems that are faster, smaller, and more user-friendly, or that incorporate additional features important to our customer base.

        To further strengthen our research competency; in fiscal 2007, we acquired Arryx, Inc., a privately held nano-technology company, for $23.2 million in net cash and other consideration. Haemonetics and Arryx had been collaborating since October 2004 in developing and commercializing proprietary blood separation and processing technologies. Arryx's technology uses light to form optical traps to move and manipulate small objects. Using laser beams and holograms, the systems can independently and in parallel hold, move, separate, and otherwise manipulate hundreds of microscopic and nanoscopic objects. Arryx's first product, the BioRyx 200® system, is used to handle cells and other objects in a laboratory environment. The acquisition is a key component of our strategy to strengthen and diversify our internal research initiatives and expand the business into new, adjacent markets.

        Our expenditures for RD&E were $24.3 million for fiscal 2008 (4.7% of sales), $23.9 million for fiscal 2007 (5.3% of sales),—exclusive of the Arryx In-process Research and Development costs (see Footnote #3 Acquisition)—and $26.5 million for fiscal 2006 (6.3% of sales). All RD&E costs are expensed as incurred. We expect to continue to invest resources in RD&E.

        In fiscal year 2008, RD&E resources were allocated to supporting the launch of Cymbal™, a next generation, surgical blood salvage device, a blood collection software system (eLynxTM), and a next generation Donor apheresis platform, as well as several projects to enhance our current product portfolio. We also allocated resources to our Arryx subsidiary for on-going research into nanotechnology applications in the blood processing field.

  (vii)    Manufacturing

        Our principal manufacturing operations (equipment, disposables, and solutions) are located in Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; and Bothwell, Scotland.

        In general, our production activities occur in a controlled setting or "clean room" environment. Each step of the manufacturing and assembly process is quality checked, qualified, and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

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

        Each blood processing machine is designed in-house and assembled from components that are either manufactured by us or by others to our specifications. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements. During fiscal 2008, we manufactured approximately 93% of our equipment. The remainder was manufactured for us by outside contractors.

        We have established a Customer Oriented Redesign for Excellence ("CORE") program, which is based on the tenets of Total Quality of Management ("TQM") and using Six Sigma Statistic methods. This program's goals include: 1) improving customer satisfaction through top quality and on-time deliveries, 2) lowering production costs, and 3) optimizing inventories.

  (viii)    Intellectual Property

        We hold patents in the United States and many international jurisdictions on some of our machines, processes, disposables and related technologies. These patents cover certain elements of our systems, including protocols employed in our equipment and certain aspects of our processing chambers and disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license, or the patents may be defensive in that they are directed to technologies not currently embodied in our current products. We also license patent rights from third parties that cover technologies that we use or plan to use in our business. We consider our patent rights to be important to our business. To maintain our competitive position, we rely on the technical expertise and know-how of our personnel and on our patent rights. We pursue an active and formal program of invention disclosure and patent application in both the United States and foreign jurisdictions. We own various trademarks that have been registered in the United States and certain other countries.

        Our policy is to obtain patent and trademark rights in the U.S. and foreign countries where such rights are available and we believe it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. We cannot assure that pending patent and trademark applications will result in issued patents and registered trademarks, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that our patents will not be found to be invalid.

  (ix)    Competition

        We created our technologies and have established a record of innovation and market leadership in each of the areas in which we compete. Although we compete directly with others, no one company competes with us across our full line of products.

        To remain competitive, we must continue to develop and acquire cost-effective new products, technologies and services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors, including factors largely within our control (reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety and cost effectiveness and continual and rigorous documentation of clinical performance) as well as factors outside of our control (regulatory standards, medical standards and the practice of medicine).

        In the automated plasma collection markets, we principally compete with Fenwal, Inc. on the basis of quality, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. (Fenwal, Inc. is an independent company founded in March 2007 when Texas Pacific Group and Maverick Capital, Ltd. acquired the Transfusion Therapies division of Baxter Healthcare Group).

        In the automated platelet collection business, competition is based on continual performance improvement, as measured by the time and efficiency of platelet collection and the quality of the platelets collected. Our product quality is exceptional, as evidenced by our leading market share in Japan, where quality is the primary purchasing consideration. Our major competitors in automated platelet collection are Gambro BCT and Fenwal (formerly Baxter's Transfusion Therapies division). Each of these companies has taken a different technological approach in designing their systems for automated platelet collection. In the platelet collection market, we also compete with whole blood collections from which pooled platelets are derived.

        In the Japanese automated plasma and platelet collection markets, we also compete against a local company, Terumo Medical Corporation.

        In the cell processing market, competition is based on level of automation, labor-intensiveness, and system type (open versus closed). Open systems may be weaker in GMP compliance. Moreover, blood processed through open systems has a 24 hour shelf life. We have an open system cell processor as well as a closed system cell processor which gives blood processed through it a 14 day shelf life. We compete with Gambro BCT's open systems.

        Our automated red cell collection systems were pioneered in the late 1990s. We preceded one competitor, Gambro BCT, to market by two years, and the other competitor, Fenwal (formerly Baxter's Transfusion Therapies division), to market by six years. However, it is important to note that approximately 1% of the forty million red cells collected worldwide and only about 11% of the 15 million red cells collected in the U.S. annually are collected via automation today by these three companies combined. So, we more often compete with traditional (manual/whole blood) methods of deriving red cells by collecting and separating a pint of whole blood on the basis of total cost, process control, product quality, and inventory management.

        In the high blood loss surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. Each manufacturer's technology is similar, and we compete principally with Medtronic, Fresenius, and Sorin Biomedica. Our newly introduced cardioPAT system is the only washed surgical blood salvage device designed to recover red cells for transfusion where blood loss continues post operatively in heart surgery.

        In the orthopedic surgical blood salvage market we compete against non-automated processing systems whose end product is an unwashed red blood cell unit for transfusion to the patient. The

OrthoPAT system is the only system that washes the blood and is designed specifically for use in orthopedic surgeries where a patient often bleeds more slowly, bleeds less, and continues to bleed long after surgery.

        In the software market, we compete with MAK Systems and Wyndgate Technologies. Both companies provide software to blood collectors and to hospitals for managing donors, collections, and blood units. Neither company competes in other Haemonetics' markets.

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

  (xii)    Environmental Matters

        We do not anticipate that compliance with international, federal and local environmental protection laws presently in effect will have a material adverse impact upon our business or will require any material capital expenditures. We continue to monitor changes in U.S. and International environmental regulations that may have a significant impact on the business. Action plans are developed to mitigate identified risks.

  (xiii)    Employees

        As of March 29, 2008, we employed the full-time equivalent of 1,875 persons assigned to the following functional areas: manufacturing, 940; sales and marketing, 239; general and administrative, 391; research, development, and engineering, 87; and quality control and field service, 218. We consider our employee relations to be satisfactory.

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

(D) Financial Information about Foreign and Domestic Operations and Export Sales

        The financial information required by this item is included herein in Note 16 of the financial statements, entitled Segment, Geographic and Customer Information. Sales to the Japanese Red Cross accounted for 14.2% of net revenues in fiscal year 2008. No other customer accounted for more than 10% of our net revenues. For more information concerning significant customers, see subheading of Note 2 of the financial statements, entitled, Concentration of Credit Risk and Significant Customers.

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

Item 1A.    Risk Factors

        Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 14 and 47.

        If we are unable to successfully expand our business, through internal research and development, marketing partnerships and acquisitions, our business may be materially and adversely affected.    Promising partnerships and acquisitions may not be completed for reasons such as competition among prospective partners or buyers, our inability to reach satisfactory terms, or the need for regulatory approvals. Any acquisition that we complete may be dilutive to earnings and require that we invest significant resources. We may not be able to integrate any acquired businesses successfully into our existing business, make such businesses profitable, or realize anticipated market growth or cost savings. The current economic environment may constrain the company's ability to access capital that may be needed for acquisitions and other capital investments.

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

        As a medical device manufacturer we are subject to a number of existing laws and regulations. Non-compliance with those laws or regulations could adversely affect our financial condition and results of operations.    The manufacture, distribution and marketing of our products are subject to regulation by the FDA and other non-United States regulatory bodies. Some regulatory authorities outside the United States may have a bias in favor of locally produced goods that could delay or prevent our achieving regulatory approval to market our products in such geographies. We must obtain specific regulatory clearance prior to selling any new product or service, and our operations are also subject to continuous review and monitoring by the FDA and other regulatory authorities. The process of obtaining approval to market and distribute our products is costly and time-consuming. Export of U.S. technology or goods manufactured in the United States to some jurisdictions requires special U.S. export authorization that may be influenced by factors, including political dynamics, outside our control. Changes in privacy regulations and other developments in human subjects' clinical trials could make it more difficult and more expensive to conduct clinical trials necessary for product approval. Regulations about the use of certain materials in the manufacture of health care products could also require us to identify alternate material(s), which may be at higher costs. The number of eligible blood donors is influenced by government regulations (including travel restrictions, health history, etc.) and other economic and sociological factors. Changes in donation related regulations could have significant immediate effects on the population of eligible donors.

        We are subject to various actions by government authorities that regulate medical devices including: product recalls, orders to cease manufacturing or distribution activities, and other sanctions or penalties.    Compliance with these regulations is costly and additional regulation could adversely affect our results of operations. Our customers are also subject to these regulations. Our customers' compliance with applicable regulations could also affect our results of operations. Our Patient Division product lines are used in surgical procedures that are the subject of reimbursement to certain of our customers by third party payors, including governmental programs. Marketing practices for these products are strictly regulated and violations may subject the Company to fines and other penalties.

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

        As a global corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.    International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In 2008, our international revenues accounted for approximately 54.9% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues for sales made in foreign currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services is made in local currencies.

        Plastics are the principal component of our Disposables, which are the main source of our revenues.    We have certain contractual mechanisms in place to mitigate some of the short-term effects of price volatility in petroleum products. Over time, however, increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. Increases in the costs of other commodities may affect our procurement costs to a lesser degree.

        Loss of a significant customer could adversely affect our business.    The Japan Red Cross (JRC) is a significant customer that represented 14.2% of our revenues in FY08. Because of the size of this relationship we could experience a significant reduction in revenue if the JRC decided to significantly reduce its purchases from us for any reason including a desire to rebalance its purchases between vendors, or if we are unable to obtain and maintain necessary regulatory approvals in Japan. We also have a concentration of credit risk due to our outstanding accounts receivable balances with the JRC.

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

        We are subject to the risks associated with communicable diseases. A significant outbreak of a disease could reduce the demand for our products and affect our ability to provide our customers with products and services.    An eligible donor's willingness to donate is affected by concerns about their personal health and safety. Concerns about communicable diseases (such as HIV, SARS or pandemic bird flu) could reduce the number of donors, and accordingly reduce the demand for our products for a period of time. A significant outbreak of a disease could also affect our employees' ability to work, which could limit our ability to produce product and service our customers.

        We sell our products in certain emerging economies.    Emerging economies have less mature product regulatory systems, and can have more volatile financial markets. Our ability to sell products in these economies is dependent upon our ability to hire qualified employees or agents to represent our products locally, and our ability to obtain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk, if we extend credit to customers in these economies.

        In many of the international markets in which we do business, including certain parts of Europe, Russia and Asia, our employees, agents or distributors offer to sell our products in response to public tenders issued by various governmental agencies.    Selling our products through agents or distributors, particularly in public tenders, can expose the Company to a higher degree of risk. Our agents and distributors are third parties who we retain to work in developing markets. We retain these agents or distributors after completing due diligence on their capabilities and background. However, agents and distributors are independent third parties. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed, and we could be subject to fines, sanctions or both. We also conduct diligent examinations of businesses we have targeted for acquisition or other business combinations. However, confidentiality obligations and compressed timeframes for completing these examinations may constrain our ability to fully discover and resolve all risks attendant to the operation of the target's business until after closing of the transaction.

        Certain countries, particularly China, do not enforce compliance with laws that protect intellectual property ("IP") rights with the same degree of vigor as is available under the U.S. and European systems of justice. For this reason, there is a risk that the Company's IP may be subject to misappropriation in such countries. Further, certain of the Company's IP rights are not registered in China, or if they were, have since expired. This may permit others to produce copies of products in China that are not covered by currently valid patent registrations. There is also a risk that such products may be exported from China to other countries.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        Our main facility is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 72,000 square feet for administrative and research, development and engineering activities and 3,000 square feet available for expansion. See Note 7 to the financial statements for details of our mortgage on the Braintree facility.

        On property adjacent to the Braintree facility the Company leases 43,708 square feet of additional office space. This facility is used for sales, marketing, finance and other administrative services. Annual lease expense for this facility is $617,364.

        The Company leases an 81,929 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations. Annual lease expense is $343,993 for this facility. For the next fiscal year, the Company is also leasing a temporary facility of 28,309 square feet in Leetsdale, Pennsylvania for their distribution space as they complete the installation of a new automated bowl line. The annual lease expense is $120,313.

        The Company owns a facility in Bothwell, Scotland used to manufacture disposable components for European customers. The original facility is approximately 22,200 square feet. An addition of 18,000 square feet was added in early fiscal 2006. This expansion provided additional office space and 13,500 square feet of warehouse replacing space previously leased for this purpose.

        The Company owns a facility in Union, South Carolina. This facility is used for manufacture of sterile solutions to support our blood bank (component therapy) and plasma businesses. Additionally, this facility is engaged in contract manufacturing of other sterile solutions for veterinary customers. The facility is approximately 69,300 square feet.

        The Company also leases a 55,000 square foot facility in Stoughton, Massachusetts. During the year the company moved out of space in Avon, Massachusetts and into the new space in Stoughton. This facility is used for warehousing and distribution of products. The annual lease expense between these two facilities is $322,775. The on-going lease in the Stoughton facility is $261,250 annually.

        Haemonetics Software Solutions, which develops and markets software for the blood bank and plasma business, retains two leases. The first is 25,856 square feet of office space in Edmonton, Alberta, Canada. Annual lease expense is $640,950. The second is 17,624 square feet of office space in Rosemont, Illinois. Annual lease expense is $413,182.

        Arryx Inc., which performs research for the Company, leases 10,830 square feet of office and laboratory space in Chicago, Illinois. Annual lease expense is $168,123.

        Haemoscope Inc., which performs research and manufacturing for the Company, leases 16,478 square feet of office and manufacturing space in Niles, Illinois. Annual lease expense is $132,476. Haemonetics purchased Haemoscope during the fiscal year. The lease payment for the time Haemoscope was part of Haemonetics is $44,694.

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

        In December 2005, we filed a claim for binding arbitration against Baxter, seeking damages as well as an arbitrator's determination of the rights and obligations of Baxter and Haemonetics, under the Technology Development Agreement between them dated December 2001 concerning platelet pathogen inactivation. Our arbitration claim arose out of Baxter's decision to exit the pathogen inactivation market. On, January 29, 2007, the eve of the scheduled arbitration, the parties settled the claim for a six million dollar ($6,000,000) payment by Baxter to Haemonetics and termination of the Technology Development Agreement and Requirements Contract between the Company and the Baxter parties.

        In December 2005, we filed a lawsuit against Baxter in the federal district court of Massachusetts, in Boston, seeking an injunction and damages on account of Baxter's infringement of a Haemonetics patent, through the sale of Baxter's Alyx brand automated red cell collection system which competes with Haemonetics' automated red cell collection systems. Discovery has begun. The trial is scheduled for January 2009. In March, 2007 Baxter sold the Transfusion Technologies Division which markets the Alyx product to private investors, Texas Pacific Group and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. Fenwal joined Baxter as a defendant in the case.

        In January, 2007, a reseller of the Company's products in Portugal brought suit against Haemonetics SA in Portugal, alleging improper termination of a distribution relationship, and seeking damages. Haemonetics intends to defend vigorously the lawsuit. It is early in the litigation process.

        In April 2008, our subsidiary Haemonetics Italia, Srl. and two of its employees were found guilty by a court in Milan, Italy of charges arising from allegedly improper payments made under a consulting contract with a local physician and in pricing products supplied under a tender from a public hospital. In parallel proceedings concluded contemporaneously in Genoa, Italy, the same parties were entirely exonerated of all charges. Both matters involved several other individuals and companies and arose in 2004 and 2005, respectively. When the matters first arose, our Board of Directors commissioned independent legal counsel to conduct investigations on its behalf. Based upon its evaluation of counsel's report, the Board concluded that no disciplinary action was warranted in either case. The Milan tribunal has yet to release a written opinion supporting its findings. All Haemonetics parties plan to appeal the guilty verdicts. The Milan ruling did not impact the Company's business in Italy.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors.

        BRIAN CONCANNON joined our Company in 2003 as President, Patient Division. In April 2006, Mr. Concannon was promoted to President, Global Markets, overseeing the Company's global entities and in August 2007 assumed his new role as Chief Operating Officer. Prior to joining Haemonetics, Mr. Concannon was President, Northeast Region, Cardinal Health Medical Products and Services. From 1996 to 1999, he was with Allegiance Healthcare, most recently holding the position of Vice President, Distribution Sales and Operations. Mr. Concannon has also held various sales and marketing positions at American Hospital Supply Corporation and Baxter Healthcare Corporation.

        ROBERT EBBELING joined our Company in 1987 as Manager of Injection Molding. Throughout his career at our Company, Mr. Ebbeling has held various management and executive positions in manufacturing and operations. In 1996, he was appointed to Senior Vice President, Manufacturing. In February 2003, Mr. Ebbeling was promoted to Executive Vice President, Manufacturing; in August 2003, he was promoted to Vice President, Operations; in May 2006, Mr. Ebbeling added the management of RD&E to his VP Operations role; and in August 2007, Mr. Ebbeling was promoted to

Vice President, Technical Operations. Prior to joining Haemonetics, Mr. Ebbeling was Vice President, Manufacturing, for Data Packaging Corporation.

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

        CHRISTOPHER LINDOP joined our Company in January of 2007 as Vice President and Chief Financial Officer. In 2007, Mr. Lindop also assumed responsibility for business development. Prior to joining Haemonetics, Mr. Lindop was Chief Financial Officer at Inverness Medical Innovations, a rapidly growing global developer of advanced consumer and professional diagnostic products from 2003 to 2006. Prior to this, he was Partner in the Boston offices of Ernst & Young LLP and Arthur Andersen LLP and was engagement partner to the Haemonetics account at both firms. Mr. Lindop has no continuing relationship with Ernst & Young that would preclude its continued service as our independent auditor. Additionally, there was a sufficient interval between Mr. Lindop's work for the Company as our engagement partner and his appointment as CFO to comply with all applicable SEC rules and regulations.

        ALICIA R. LOPEZ joined our Company in 1988 as General Counsel and Director of Human Resources. Throughout her career at Haemonetics, Ms. Lopez has held various executive positions with responsibilities over legal, human resources, administration, regulatory affairs, investor relations and external affairs. Since 1990, she has served as Secretary to the Board of Directors. In 2000, Ms. Lopez was appointed Senior Vice President. In 2003, Ms. Lopez was named Vice President and General Counsel and in 2004 she was promoted to General Counsel and Vice President of Administration. In 2007, Ms. Lopez was promoted to Vice President, Corporate Affairs, with responsibility for world wide legal affairs, regulatory and clinical affairs, and public affairs. Prior to joining Haemonetics, Ms. Lopez was employed by the law firm of Sullivan & Worcester, counsel at the time to Haemonetics.

        BRAD NUTTER joined our Company in 2003 as Board Member, President and Chief Executive Officer. In January 2008 Mr. Nutter was named Chairman of the Board. Prior to joining Haemonetics, Mr. Nutter was President and Chief Executive Officer of Gambro Healthcare, an international dialysis provider, a division of Gambro AB. From 1997 to 2000, he was Executive Vice President and Chief Operating Officer of Syncor International, an international provider of radiopharmaceuticals and medical imaging. Previously, Mr. Nutter held senior level positions at American Hospital Supply Corporation and Baxter International, Inc.

PART II

Item 5.    Market for the Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange under symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 29, 2008:
Market price of Common Stock:
High	$53.93	$54.60	$64.25	$63.76
Low	$45.22	$47.13	$48.33	$53.60
Fiscal year ended March 31, 2007:
Market price of Common Stock:
High	$55.69	$48.26	$49.21	$50.25
Low	$42.92	$40.66	$43.48	$43.13

        There were approximately 393 holders of record of the Company's common stock as of April 30, 2008. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

        The following graph compares the cumulative 5-year total return attained by shareholders on Haemonetics Corporation's common stock relative to the cumulative total returns of the S & P 500 index and the S & P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/31/2003 and its relative performance is tracked through 3/31/2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Haemonetics Corporation, The S&P 500 Index
And The S&P Health Care Equipment Index

*
$100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

        Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	3/03	3/04	3/05	3/06	3/07	3/08
Haemonetics Corporation	100.00	143.94	192.95	232.36	213.96	272.68
S&P 500	100.00	135.12	144.16	161.07	180.13	170.98
S&P Health Care Equipment	100.00	140.05	142.25	146.26	158.85	164.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Consolidated Financial Data

Haemonetics Corporation and Subsidiaries Five-Year Review
(in thousands, except share and employee data)

	2008	2007	2006(a)	2005(a)	2004
Summary of Operations
Net revenues	$516,440	$449,607	$419,733	$383,598	$364,229
Cost of goods sold	$258,715	$222,307	$199,198	$185,722	$190,693
Gross profit	$257,725	$227,300	$220,535	$197,876	$173,536
Operating expenses:
Research and development	$24,322	$23,884	$26,516	$19,994	$17,398
Selling, general and administrative	$163,116	$137,073	$121,351	$118,039	$108,845
Cost to Equity	—	$225	$680	$406	—
In process research and development	—	$9,073	—	—	—
Arbitration & Settlement Income	—	($5,700)	($26,350)	—	—
Total operating expenses	$187,438	$164,555	$122,197	$138,439	$126,243
Operating income	$70,287	$62,745	$98,338	$59,437	$47,293
Other income (expense), net	$7,015	$9,591	$7,864	($2)	($1,481)
Income before provision for income taxes	$77,302	$72,336	$106,202	$59,435	$45,812
Provision for income taxes	$25,322	$23,227	$37,806	$20,202	$16,492
Net income	$51,980	$49,109	$68,396	$39,233	$29,320
Income per share:
Basic	$2.01	$1.84	$2.58	$1.54	$1.20
Diluted	$1.94	$1.78	$2.49	$1.50	$1.19
Weighted average number of shares	25,824	26,746	26,478	25,523	24,435
Common stock equivalents	922	903	996	622	260
Weighted average number of common and common equivalent shares	26,746	27,649	27,474	26,145	24,695

(a)
Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Footnote #3

	2008	2007	2006	2005	2004
Financial and Statistical Data:
Working capital	$261,757	$321,654	$330,288	$255,689	$185,606
Current ratio	3.7	4.9	4.7	3.9	2.9
Property, plant and equipment, net	$116,484	$90,775	$75,266	$69,337	$78,030
Capital expenditures	$57,790	$40,438	$33,774	$17,530	$13,862
Depreciation and amortization	$31,197	$27,504	$25,150	$27,756	$30,149
Total assets	$608,950	$572,735	$545,457	$467,757	$407,394
Total debt	$12,363	$28,876	$39,153	$45,843	$58,260
Stockholders' equity	$494,188	$479,648	$440,564	$355,135	$279,749
Return on average equity	10.67%	10.67%	17.19%	12.50%	11.70%
Debt as a % of stockholders' equity	2.50%	6.02%	8.89%	12.90%	20.80%
Employees	1,875	1,826	1,661	1,546	1,438
Net revenues per employee	$276	$246	$254	$248	$253

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

(A)  Our Business

        Haemonetics is a blood management solutions company for our customers. Anchored by our reputable medical devices systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.

        Our systems automate the collection and processing of donated blood; assess likelihood for blood loss; and salvage and process surgical patient blood. These systems include devices and single-use, proprietary disposable sets that operate only our specialized equipment. Our systems allow users to collect and process only the blood component(s) they target, plasma, platelets, or red blood cells, increasing donor and patient safety as well as collection efficiencies. Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood banks and commercial plasma centers. Our business services products include consulting, Six Sigma, LEAN manufacturing and Insight Opportunity Model offerings that support our customers' needs for regulatory compliance and operational efficiency in the blood supply chain.

        We either sell our devices to customers (resulting in equipment revenue) or place our devices with customers subject to certain conditions. When the device remains our property, the customer has the right to use it for a period of time as long as the customer meets certain conditions we have established, which among other things, generally include one or more of the following:

  •
  Purchase and consumption of a minimum level of disposable products;

  •
  Payment of monthly rental fees;

  •
  An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

        Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 86% of our total revenues for fiscal year 2008, 88% of our total revenues for fiscal year 2007 and 87% of our total revenues for fiscal year 2006.

(B)  Product Families

        Although we manage our business as one operating segment, we address our customer constituents through three global product families: Donor, Patient and Software/Services.

        Our donor products include systems to collect plasma, platelets and red cells from blood donors. We market our donor products primarily to blood collectors which include both for-profit plasma collectors and not-for-profit blood banks.

        Our patient products include systems to collect blood during and after surgery, wash and filter unwanted substances from the blood, and prepare the blood for reinfusion to the surgical patient. Our patient products also include a surgical diagnostic system that measures a patient's likelihood to bleed during surgery. We market these patient products to hospitals and hospital service providers.

        Software and service revenue includes revenue generated from Haemonetics Software Solutions and our business services contracts, as well as revenue from equipment repairs performed under preventive maintenance contracts or emergency service billings, training programs and spare part sales.

Donor Products and Services

1)
Plasma systems: Our PCS brand systems automate the collection of plasma from donors who are paid a fee for their donation. The collected plasma is then processed into therapeutic pharmaceuticals. Automated plasma collection is a safe and cost-effective improvement to manual (non-automated) plasma collection which is time-consuming, labor- intensive, produces relatively poor yields, and poses risks to donors. Currently the majority of plasma collections worldwide are automated collections.

2)
Blood bank systems:

a)
Our MCS brand system automates the collection of platelets and other blood components from volunteer donors. The systems enable the donation of a larger volume of the donor's platelets, which are then generally given to cancer patients and others with bleeding disorders. Before the advent of our platelet collections technology, the "pooling" or combination of platelets from 5 to 8 different donors was the only alternative to prepare a single therapeutic dose for transfusion to a patient. Our MCS line of products allows the collection of a sufficient number of platelets from only one donor to produce one or two therapeutic doses.

b)
Our ACP brand systems automate the process used to freeze, thaw and wash red blood cells which enables blood collectors and the military to better manage blood inventories. The ACP systems can also be used to wash other cellular parts from red blood cells units before transfusion to patients with special transfusion requirements.

3)
Red cell systems: Our MCS and Cymbal systems automate the collection of red cells from volunteer donors. The systems improve the blood collector's operational efficiency by increasing the volume of blood components collected per donation event and number of red cells than the traditional (non-automated) collection method. It helps blood systems address red cell shortages that commonly plague health care systems. The Cymbal system received CE marking in February 2006 and received FDA clearance in February 2007. The highest sales volume product in the MCS red cell product line is our double red cell collection technology which allows for two units of red cells to be collected from one donor. Specialty protocols enabling the simultaneous collection of a unit of red cells and a unit of plasma or a unit of red cells and a unit of platelets are also available in various parts of the world.

4)
Services and programs related to blood supply chain efficiency and effectiveness such as LEAN and Six Sigma consulting as well as InSight a program application supporting blood center resource allocation and utilization.

Patient Products and Services

1)
Blood salvage: Our surgical blood salvage systems allow for the recovery, segregation and washing of red cells from blood lost by a patient during or after surgery, so that red cells can be made available to transfuse back to the patient if needed. In this way, a surgical patient can receive transfusions of the safest blood possible, his or her own. Our surgical blood salvage systems include:

a)
Our Cell Saver brand systems for higher blood loss surgeries and trauma;

b)
Our OrthoPAT brand systems for lower, slower blood loss orthopedic procedures; and

c)
Our cardioPAT brand system for lower blood loss cardiovascular procedures, like beating heart surgeries or coronary artery bypass graft (CABG) surgeries. The cardioPAT is our newest blood salvage system.

2)
Surgical suction: Our SmartSuction product clears blood and debris from the surgical field in conjunction with surgical blood salvage

3)
Blood demand assessment: In November 2007 we acquired the TEG Thrombelastograph Hemostasis Analyzer business from Haemoscope. The TEG system is a diagnostic tool which allows surgeons to determine if a patient will need a transfusion so the surgeon can then decide the best blood-related clinical treatment for the individual patient.

4)
Blood Management consulting: In July 2007 we acquired Infonale, a hospital services company, focused on peer to peer blood management consulting primarily in the US. Equipped with a unique database approach Haemonetics provides hospitals a baseline view of their blood management metrics and then monitors and measures key improvements associated with recommended best practice approaches to transfusion therapy and the avoidance of transfusions.

Software and Services

1)
Software: At this time, our software and services business principally provides support to our plasma and blood collection customers. Our goal in expanding the business is to add complementary products and services for our Patient Division customers. Through our Haemonetics Software Solutions division, (formerly 5D™ Information Management ("5D") and Information Data Management ("IDM")), we provide information technology platforms and technical support for donor recruitment that facilitate the efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing distribution of plasma units to, and within, plasma fractionation facilities. This division also provides data maintenance services that include hosting of these applications.

2)
Services: Through our services group, we offer business solutions to support process excellence, donor recruitment, business design, and blood management efforts. For example, we provide Six Sigma and LEAN manufacturing consulting services to blood banks. We also provide hospital blood management assessment tools to hospitals through our Infonale subsidiary, acquired in July 2007. Included in our services reporting are equipment repair services under preventive maintenance contracts or emergency service visits, training programs and spare part sales.

Financial Summary

	For the years ended
	March 29, 2008	March 31, 2007	April 1, 2006(a)	% Increase/ (Decrease) 08 vs. 07	% Increase/ (Decrease) 07 vs. 06
	(in thousands)
Net revenues	$516,440	$449,607	$419,733	14.9%	7.1%
Gross profit	$257,725	$227,300	$220,535	13.4%	3.1%
% of net revenues	49.9%	50.6%	52.5%
Operating income	$70,287	$62,745	$98,338	12.0%	(36.2)%
% of net revenues	13.6%	14.0%	23.4%
Interest expense	$(377)	$(1,256)	$(1,917)	(70.0)%	(34.5)%
Interest income	$5,418	$7,864	$6,963	(31.1)%	12.9%
Other income / (expense), net	$1,974	$2,983	$2,818	(33.8)%	5.9%
Income before taxes	$77,302	$72,336	$106,202	6.9%	(31.9)%
Provision for income tax	$25,322	$23,227	$37,806	9.0%	(38.6)%
% of pre-tax income	32.8%	32.1%	35.6%
Net income	$51,980	$49,109	$68,396	5.8%	(28.2)%
% of net revenues	10.1%	10.9%	16.3%

(a)
Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #3

        Net revenues for fiscal year 2008 increased 14.9% over fiscal year 2007. The effects of foreign exchange accounted for an increase of 2.2% over fiscal year 2007. The remaining increase of 12.7% is mainly due to increases in our disposables revenue, software revenues and equipment sales. The increase in disposable revenue resulted primarily from disposable unit increases across all of our Donor and Patient product lines, and reflects the acquired TEG business which took place in fiscal 2008. The software growth was due to organic growth and the acquisition of IDM, Inc. which took place in fiscal 2007.

        Gross profit increased 13.4% over fiscal year 2007. The favorable effects of foreign exchange accounted for an increase of 1.5% over fiscal year 2007. The remaining increase of 11.9% was due primarily to increased sales offset partly by changes in product mix.

        Operating income increased 12.0% over fiscal year 2007. The effects of foreign exchange accounted for a decrease in operating income of 2.1%. Without the effects of foreign exchange operating income increased 14.1% over fiscal 2007. The increase in operating income was a result of several factors, including:

  •
  The increases in gross profit

  •
  A reduction in in-process research and development expenses that were incurred during fiscal 2007 in connection with the acquisition of Arryx, Inc.

        These increases were partly offset by an increase in Selling, General and Administrative expenses of 19.0% which were largely related to the acquisitions of IDM and Haemoscope and to increases in ERP spending as we implemented a new global system for automated services, filed services and finance and a reduction in settlement income.

        Net income increased 5.8% over fiscal year 2007. The effects of foreign exchange accounted for a decrease of 2.3%, over fiscal year 2007. Without the effects of foreign exchange net income increased

8.1% over the comparable period of fiscal year 2007. The main factors that affected net income were the increases in operating income due to the reasons mentioned above, partly offset by lower interest income and other income, and an increase in the income tax rate.

        Net revenues for fiscal year 2007 increased 7.1% over fiscal year 2006. The effects of foreign exchange accounted for a decrease of 0.4% over fiscal year 2006. The remaining increase of 7.5% was mainly due to increases in our disposable and software support revenues. The increase in disposable revenue resulted primarily from disposable unit increases in the U.S. in our plasma, and red cell product lines, and price improvements in the OrthoPat product line. These disposable revenue increases were partly offset by lower unit volume of our bloodbank and plasma product lines in Japan.

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

  •
  Stock compensation expense of $10.2 million related to the adoption of SFAS 123(R), "Share-Based Payment", accounted for a reduction in operating income of 10.4%, in fiscal year 2007. We adopted SFAS 123(R) using the modified prospective transition method, accordingly prior periods results do not include stock compensation expense.

  •
  A settlement income award of $6.0 million was recorded in the third quarter of fiscal year 2007 following a successful outcome of a legal claim. The $5.7 million settlement, net of legal costs, increased operating income by 5.8% in fiscal year 2007.

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

Market Trends

Plasma Market

        The continued increase in demand for plasma derived pharmaceuticals, particularly intravenous immunoglobulin ("IVIG"), is a key driver of increased plasma collections in the worldwide commercial plasma collection markets. Various factors related to the supply of plasma and the production of plasma derived pharmaceuticals also affect the demand, including the following:

  •
  There has been significant industry consolidation among plasma collectors and fractionators. Industry consolidation impacts us when a collector changes the total number of its collection centers, the total number of collections performed per center or changes the plasma collection system (Haemonetics or competitive technology) used to perform some or all of those collections.

  •
  The supply of source plasma also affects demand for additional collections of source plasma. In the U.S. and Europe, the demand for plasma exceeds supply. In Asia, supply and demand is balanced.

  •
  The newer plasma fractionation facilities are more efficient in their production processes, utilizing less plasma to make similar quantities of pharmaceuticals and vaccines.

  •
  Reimbursement guidelines affect the demand for end product pharmaceuticals.

  •
  Diagnosis of new patients requiring plasma derived therapies increase the demand for plasma.

        At the end of fiscal year 2006, we completed the conversion of all ZLB Plasma Services ("ZLB") collection sites to Haemonetics collection technology based on the supply agreement signed with ZLB Plasma Services ("ZLB") in fiscal year 2005 to be its exclusive supplier of plasma collection technology in the United States.

Blood Bank Market

        Despite modest increases in the demand for platelets in our major markets, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for disposables.

        During 2008 we discontinued the sale of intravenous solutions that we produced under contract for pharmaceutical companies.

Red Cell Market

        Red cell demands, a general shortage of donors, a need for greater operating efficiency, and a stringent regulatory environment continue to drive demand for our red cell products. Our business continues to grow as we gain new customers and expand penetration at existing customer sites. Additionally, sales increase with new and current customers with the introduction of Cymbal, our next generation dedicated red cell collection device which meets our customer's mobile collection needs.

Patient Market

        Our Cell Saver brand system is aimed at higher blood loss cardiovascular procedures. This part of the surgical blood salvage market is declining and will probably continue to decline due to improved surgical techniques minimizing blood loss and a decrease in the number of open-heart (bypass) surgeries performed. The cardioPAT system, a surgical blood salvage system targeted at open heart surgeries when there is less blood loss, is designed to meet the market needs created by these improved surgical techniques. The CardioPAT is used post-operatively while patient is in recovery.

        The main driver of growth in the Patient market is the lower blood loss orthopedic procedures, including hip and knee replacement surgeries, served by our OrthoPAT system. The OrthoPAT is the only system on the market designed to collect a patient's blood lost during and after surgery. Cell salvage is not yet a standard of care for U.S. orthopedic procedures. We are positioning this device as an effective alternative to patient pre-donation or non-washed autotransfusion systems.

RESULTS OF OPERATIONS

Net Revenues by Geography

	March 29, 2008	March 31, 2007	April 1, 2006	% Increase/ (Decrease) 08 vs. 07	% Increase/ (Decrease) 07 vs. 06
United States	$232,812	$193,620	$161,679	20.2%	19.8%
International	283,628	255,987	258,054	10.8%	(0.8)%

Net revenues	$516,440	$449,607	$419,733	14.9%	7.1%

International Operations and the Impact of Foreign Exchange

        Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

        Approximately 55%, 57% and 61% of our revenues were generated outside the U.S. during fiscal year 2008, 2007 and 2006, respectively. During fiscal years 2008, 2007 and 2006 revenues from Japan accounted for approximately 17%, 20% and 24% of our total revenues, respectively and revenues from Europe comprised approximately 30%, 28% and 29% of our total revenues, respectively. These sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. The favorable effects of foreign exchange resulted in a 2.3% increase in sales. From fiscal year 2006 to fiscal year 2007, the unfavorable effects of foreign exchange accounted for 0.4% decrease in sales.

        Please see section entitled "Foreign Exchange" in management's discussion for a more complete discussion of how foreign currency affects our business and our strategy to manage this exposure.

Net Revenues by Product Type

	March 29, 2008	March 31, 2007	April 1, 2006	% Increase/ (Decrease) 08 vs. 07	% Increase/ (Decrease) 07 vs. 06
Disposables	$444,130	$393,660	$367,094	12.8%	7.2%
Software & Service	39,498	33,718	26,880	17.1%	25.4%
Equipment	32,812	22,229	25,759	47.6%	(13.7)%

Net revenues	$516,440	$449,607	$419,733	14.9%	7.1%

Disposables Revenue by Product Line

	March 29, 2008	March 31, 2007	April 1, 2006	% Increase/ (Decrease) 08 vs. 07	% Increase/ (Decrease) 07 vs. 06
Donor:
Plasma	$155,219	$126,971	$109,100	22.2%	16.4%
Blood Bank	136,148	126,216	132,407	7.9%	(4.7)%
Red Cell	46,377	43,406	37,830	6.8%	14.7%
Subtotal	$337,744	$296,593	$279,337	13.9%	6.2%
Patient:
Surgical	$72,085	$66,552	$65,893	8.3%	1.0%
OrthoPat	$34,301	$30,515	$21,864	12.4%	39.6%
Subtotal	$106,386	$97,067	$87,757	9.6%	10.6%
Total disposables revenue	$444,130	$393,660	$367,094	12.8%	7.2%

Donor

        Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposable revenue for donor products increased 13.9% over the comparable period in fiscal year 2007. Foreign exchange resulted in a 1.9% increase over fiscal year 2007. The remaining increase of 12.0% was the result of increases across all of our Donor product lines, as discussed below.

        Disposable revenue for donor products increased 6.2% over the comparable period in fiscal year 2006. Foreign exchange resulted in a 0.6% decrease over fiscal year 2006. The remaining increase of 6.8% was the result of increases in the Plasma and Red Cell product lines partially offset by the decreased Blood Bank product line, as discussed below.

Plasma

        During fiscal year 2008, plasma disposable revenue increased 22.2%. Foreign exchange resulted in a 2.7% increase over fiscal year 2007. The remaining increase of 19.5% was driven by increased plasma disposable sales in the U.S. and Europe. The U.S. increase was due to market growth including the implementation of new customer relationships. Growth in Europe also reflected the market trends and the implementation of expanded business with Haema AG and Octapharma. The market growth is the result of increases in collections by our customers as the demand for source plasma continues to strengthen.

        During fiscal year 2007, plasma disposable revenue increased 16.4%. Foreign exchange had no impact on plasma disposable revenue. U.S. plasma sales contributed almost 100% of the increase. The U.S. increase was due to market share growth over fiscal year 2006 that relates largely to the conversion to Haemonetics systems by one very large customer, ZLB Plasma services ("ZLB") that took place during fiscal year 2006 and is in full operation in fiscal year 2007. Plasma growth is also the result of increases in collections by our customers as the demand for source plasma continues to strengthen. These increases were partly offset by lower sales in Japan of $1.9 million. The automated collection of Plasma has declined in Japan as more of Japan's need for plasma is being met through whole blood derived plasma.

Blood Bank

        During fiscal year 2008, blood bank disposable revenue for donor products increased 7.9%. Foreign exchange resulted in a 1.4% increase in blood bank disposable revenue over fiscal year 2007. Without the effect of currency, blood bank revenue increased 6.5%. This increase was due to increased sales in Asia and our European distribution markets. These increases were a result of market growth in these emerging markets and increases in market share.

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

Red Cell

        During fiscal year 2008, red cell disposable revenue increased 6.8% compared to fiscal year 2007. Foreign exchange accounted for an increase of 1.0%. This increase was due to increased sales in the U.S. due to increased penetration at existing customer sites and the introduction, through a Limited Market Release of our new Cymbal® brand red cell collection system.

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

Patient

        The patient product line includes the following brand platforms: the Cell Saver® brand, the newly acquired Haemoscope products and the OrthoPAT® brand. During fiscal 2008, Patient disposables revenue increased 9.6% compared to fiscal year 2007. Foreign exchange resulted in a 2.4% increase over fiscal 2007. The remaining increase of 7.2% was the result of increases in OrthoPAT product lines as well as the acquisition of the Haemoscope products, as discussed below.

Surgical

        During fiscal year 2008, surgical disposables revenue increased 8.3%. Foreign exchange resulted in a 2.7% increase in surgical disposable revenue. Surgical disposable revenue principally consists of Cell Saver products and the newly acquired Haemoscope products. Without the effect of currency, surgical disposable revenue increased 5.6%. The acquisition of the Haemoscope products resulted in an increase of 8.7%. Reduced revenue of our Cell Saver brand products in Japan and the U.S. partially offset this increase.

        During fiscal year 2007, surgical disposables revenue increased 1.0%. Foreign exchange resulted in a 0.2% increase in surgical disposable revenue. Surgical disposable revenue principally consists of Cell Saver products. Without the effect of currency, surgical disposables revenue increased 1.2%. The revenue growth came from Japan and Asia.

OrthoPAT

        During fiscal year 2008, OrthoPAT disposables revenue increased 12.4% over fiscal year 2007. Foreign exchange resulted in a 1.9% increase in OrthoPAT revenue. Without the effect of currency, OrthoPAT disposables revenue increased 10.5%. The increase was primarily due to volume growth in the U.S. and Europe, as we have introduced a sales approach that enables us to demonstrate a total value proposition to our customers.

        During fiscal year 2007, OrthoPAT disposables revenue increased 39.6% over fiscal year 2006. Foreign exchange resulted in a de minimus impact in OrthoPAT revenue. The increase was largely due to the U.S. region. The sales increase in the U.S. is attributable to higher prices realized as we transitioned from employing a distributor to direct selling through our Patient sales force.

Other Revenues

	March 29, 2008	March 31, 2007	April 1, 2006	% Increase/ (Decrease) 08 vs. 07	% Increase/ (Decrease) 07 vs. 06
Software & service	$39,498	$33,718	$26,880	17.1%	25.4%
Equipment	32,812	22,229	25,759	47.6%	(13.7)%

Net revenues	$72,310	$55,947	$52,639	29.2%	6.3%

        Our software and services revenues include revenue from software sales and services revenues from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs.

        During fiscal year 2008, software and service revenue increased 17.1% as compared to fiscal year 2007. Foreign exchange resulted in a 2.1% increase over fiscal year 2007. Without the effect of currency, software and service revenue increased 15.0%. Software revenues which were $23.6 in fiscal 2008 increased 61%. The increase is due to the acquisition of IDM, which was only included in our Q4 fiscal 2007 results, and organic growth of 20% in our software business. Our services revenue which was $15.9 in fiscal year 2008 declined 17% due to reductions in certain Six Sigma consulting revenues and sales of other non-core products.

        During fiscal year 2007, software and service revenue increased 25.4% as compared to fiscal year 2006. Foreign exchange resulted in a 0.5% decrease over fiscal year 2006. The 25.9% increase is largely due to increased revenues from 5D which are principally the result of a software support contract for a military customer and the acquisition of the assets of IDM in fiscal Q4.

        During fiscal year 2008, revenue from equipment sales increased 47.6% over fiscal year 2007. Foreign exchange resulted in a 6.7% increase in equipment revenue. Without the effect of currency, equipment revenue increased 40.9%. The increase over fiscal year 2007 is principally the result of increased sales of Plasma equipment, in connection with the implementation of the Haema AG and Octapharma agreements in Europe, and sales of our new Cymbal® brand red cell collection system. Equipment sales fluctuate from period to period.

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

Gross Profit

	March 29, 2008	March 31, 2007	April 1, 2006	% Increase/ (Decrease) 08 vs. 07	% Increase/ (Decrease) 07 vs. 06
Gross profit	$257,725	$227,300	$220,535	13.4%	3.1%

        During fiscal year 2008, gross profit increased 13.4%. Foreign exchange resulted in a 1.5% increase from fiscal year 2007. The remaining increase of 11.9% was due primarily to the net increase in sales. Our gross profit margin decreased due to product mix. A greater proportion of our sales resulted from products with lower gross margins: relatively more commercial plasma disposables, equipment and software.

        During fiscal year 2007, gross profit increased 3.1%. Foreign exchange resulted in a 2.3% decrease from fiscal year 2006. The remaining increase of 5.4% was due primarily to i) the net increase in sales, and ii) improved manufacturing efficiencies as a result of more product being produced in our plants partly offset by (iii) product mix as we sold more commercial plasma product with lower gross margins and less product in Japan with relatively higher gross margins and (iv) an increase in equipment depreciation expense primarily as a result of additional machines placed at our U.S. commercial plasma customers due to the Company's market share gains and collection growth by plasma customers.

Operating Expenses

	March 29, 2008	March 31, 2007	April 1, 2006(a)	% Increase/ (Decrease)	% Increase/ (Decrease) 07 vs. 06
Research, development and engineering	$24,322	$23,884	$26,516	1.8%	(9.9)%
% of net revenues	4.7%	5.3%	6.3%
Selling, general and administrative	$163,116	$137,073	$121,351	19.0%	13.0%
% of net revenues	31.6%	30.5%	28.9%
Cost to equity	—	$225	$680	(100.0)%	(66.9)%
% of net revenues	—	0.1%	0.2%
In Process R&D	—	$9,073	$0	(100.0)%	—
% of net revenues	—	2.0%	0.0%
Arbitration & Settlement Income	—	$(5,700)	$(26,350)	(100.0)%	(78.4)%
% of net revenues	—	(1.3)%	(6.3)%
Total Operating Expense	$187,438	$164,555	$122,197	13.9%	34.7%
% of net revenues	36.3%	36.6%	29.1%

(a)
Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note #3 of Notes to Consolidated Financial Statements

Research, Development and Engineering

        During fiscal year 2008, research, development and engineering expenses increased 1.8%. Foreign exchange resulted in a 0.2% increase in research, development and engineering during the year. Increased spending on new products research was the primary factor in the increase. The significant factors in the increase during fiscal 2008 related to Arryx and IDM, acquisitions that took place during fiscal year 2007.

        During fiscal year 2007, research, development and engineering expenses decreased 9.9% as compared to fiscal year 2006. Foreign exchange resulted in a 0.1% increase in research and development during the year. The significant factors in the remaining decrease of 10.0% are described below:

  •
  $3.8 million impairment charge taken for an intangible asset related to pathogen reduction in the third quarter of fiscal year 2006

  •
  Lower research, development and engineering expenses related to software development costs that were expensed in the first and second quarters of fiscal year 2006 prior to reaching technological feasibility, (since the third quarter of fiscal year 2006 these costs have been capitalized)

Selling, General and Administrative

        During fiscal year 2008, selling, general and administrative expenses increased 19.0%. The effect of foreign exchange accounted for an increase of 3.4%. Excluding the impact of foreign exchange, selling, general and administrative expense increased 15.6% as compared to fiscal year 2007. The increase was due largely to several actors identified below:

  •
  Total Enterprise Resource Planning (ERP) expense of $7.5 million relating to certain internal personnel and third party consulting and training costs, an increase of $3.4 million from fiscal year 2007.

  •
  Selling, general and administrative costs of $3.2 million and $2.7 million relating to the acquisition of IDM and Haemoscope, respectively.

  •
  Restructuring costs of $6.3 million in fiscal year 2008 compared to $3.5 million in fiscal year 2007 relating to the reorganization of our international sales and service organizations. These costs include employee related costs and certain other employee benefits and lease termination and related facility closure costs.

  •
  General selling, marketing and handling costs necessary to support the 14.9% increase in sales.

        During fiscal year 2007, selling, general and administrative expenses increased 13.0%. Foreign exchange resulted in a 0.5% increase in selling, general and administrative. Excluding the impact of foreign exchange, selling, general and administrative expense increased 12.5% as compared to fiscal year 2006. The increase was largely due to several factors as described below:

  •
  Stock compensation expense related to the adoption of FAS 123R which accounted for approximately $10.3 million of the increase for the year.

  •
  Enterprise Resource Planning (ERP) expense of $4.1 million relating to certain internal personnel and third party consulting and training costs.

  •
  Restructuring costs of $3.5 million relating to the reorganization of our international sales and service organizations. These costs include employee related costs and certain other employee benefits and lease termination and related facility closure costs.

  •
  Expansion of sales and marketing staff, specifically $3.1 million associated with our U.S. Patient sales force.

  •
  Partly offset by a $3.7 million reduction in the expense associated with cash bonus compensation. The cash bonus expense declined as the Company's financial results were lower than the financial targets established for funding cash bonuses.

In Process Research and Development

        The $9.1 million purchased in process research and development that was charged to operating expenses in the second quarter of fiscal 2007 consists of a project for the advancement and development of the technology in blood diagnostics applications, and for the purpose of licensing the technology outside of the blood marketplace. The project includes work to reduce the size of systems which apply the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

        For purposes of valuing the acquired purchased research development, the Company estimated total costs to complete the current development of the platform of approximately $11 million. For the in-process project the Company acquired in connection with the acquisition of Arryx, Inc., it used a risk-adjusted discount rate of 29% to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represented the fair value at the date of acquisition and did not exceed the amount a third party would pay for the projects.

Arbitration & Settlement Income

        During fiscal year 2007 we recorded settlement income of $5.7 million. In December 2005, we filed a claim for binding arbitration against Baxter, seeking damages as well as an arbitrator's determination of the rights and obligations of Baxter and Haemonetics, under the Technology Development Agreement between them dated December 2001 concerning platelet pathogen inactivation. Our arbitration claim arose out of Baxter's decision to exit the pathogen inactivation market. The parties settled the claim in January 2007 for $6.0 million. We incurred $0.3 million in external legal fees to bring this action.

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

Operating Income

	March 29, 2008	March 31, 2007	April 1, 2006	% Increase/ (Decrease) 08 vs. 07	% Increase/ (Decrease) 07 vs. 06
Operating Income	$70,287	$62,745	$98,338	12.0%	(36.2)%
% of net sales	13.6%	14.0%	23.4%

        During fiscal year 2008, operating income increased 12.0% compared to fiscal year 2007. Foreign exchange resulted in a 2.1% decrease in operating income during the fiscal year. Without the effects of foreign currency, operating income increased 14.1% over fiscal year 2007. The increase is due primarily to sales and gross profit growth, the reduction in the in-process research and development charge as described above, partially offset by increases in operating expenses.

        During fiscal year 2007, operating income decreased 36.2% compared to fiscal year 2006 Foreign exchange resulted in a 5.7% decrease in operating income during the fiscal year. Without the effects of foreign currency, operating income decreased 31.5% over fiscal year 2006. The decrease was primarily due to increases in operating expenses that exceeded increases in gross profit. The primary contributors of higher expenses were stock compensation costs, ERP program costs, restructuring expenses related to the reorganization of our international sales and service organizations and expansion of our sales and marketing staff to primarily support the growth of our OrthoPAT business. Additionally we recorded arbitration award income of $26.4 million in fiscal 2006. These items giving rise to increased operating expenses were partly offset by a reduction in expenses associated with cash bonus compensation and a net settlement income from Baxter Inc. of $5.7 million related to certain platelet pathogen contracts.

Other Income (Expense), Net

	March 29, 2008	March 31, 2007	April 1, 2006	% Increase/ (Decrease) 08 vs. 07	% Increase/ (Decrease) 07 vs. 06
Interest expense	$(377)	$(1,256)	$(1,917)	(70.0)%	(34.5)%
Interest income	$5,418	$7,864	$6,963	(31.1)%	12.9%
Other income, net	$1,974	$2,983	$2,818	(33.8)%	5.9%

Total other income (expense), net	$7,015	$9,591	$7,864	(26.9)%	22.0%

        During fiscal year 2008, total other income, net decreased 26.9% as compared to fiscal year 2007 due (i) the decrease in interest income due to lower invested cash resulting from the Company's share repurchase programs in fiscal years 2007 and 2008 and the acquisition of Haemoscope's TEG® Thrombelastograph® Hemostasis Analyzer business, and (ii) a decrease in other income associated with hedge points and an increase in foreign exchange transaction losses offset by (iii) a decrease in interest expense due to lower average fixed rate debt outstanding and an increase in interest expense capitalized on in-process software development projects and the ERP system.

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

Taxes

	March 29, 2008	March 31, 2007	April 1, 2006	Tax Rate Increase/ (Decrease) 08 vs. 07	Tax Rate Increase/ (Decrease) 07 vs. 06
Reported Tax Rate	32.8%	32.1%	35.4%	0.7%	(3.3)%

        Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises, Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation's expiration, or a stock acquisition.

        The reported tax rate was 32.8% for the current fiscal year. The reported tax rate includes:

  •
  A 34.25% expected annual tax rate which reflects tax benefits from foreign taxes, reduced tax exempt income than in prior periods and stock compensation expenses that are not deductible in all jurisdictions.

  •
  A $2.1 million reversal of previously accrued income taxes because of the expiration of foreign and domestic statute of limitations.

  •
  A $0.7 million increase in U.S. deferred tax provided on the portion of unremitted earnings of a foreign subsidiary that are not permanently reinvested.

  •
  A $0.4 million increase in tax expense due to finalizing our prior year income tax return.

        The reported tax rate was 32.1% for fiscal year 2007, incorporating:

  •
  A 34.4% expected annual tax rate which reflects higher tax exempt income than in prior periods and stock compensation expenses that are not deductible in all jurisdictions.

  •
  A $9.1million non-deductible In Process Research and Development charge and the adjustment to convert our investment in Arryx, Inc. to the equity method.

  •
  A $4.0 million reversal of previously accrued income taxes due to favorably completing an Internal Revenue Service tax return examination for fiscal years 2001 through 2003.

  •
  A $0.8 million net revision in the estimated income tax expense for fiscal year 2006 and certain international tax matters.

        We expect our reported tax rate to be approximately 34.5% to 35.0% for fiscal year 2009 although future adjustments may increase or decrease the reported tax rate.

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

        The accounting policies identified as critical are as follows:

Revenue Recognition

        Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with SAB No. 104, "Revenue Recognition", EITF 00-21, "Revenue Arrangements with Multiple Deliverables" and Statement of Position ("SOP") 97-2, "Software Revenue Recognition, as amended". These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element's relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by the using other objective evidence as defined in EITF 00-21, or vendor specific objective evidenced under SOP 97-2.

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

        Significant judgment is involved in making these estimates. Future write-downs may be required if the recorded value of the assets become impaired.

        We recognized an impairment charge in research and development expenses of $3.8 million for fiscal year 2006 related to the excess of the carrying value over the fair market value of an intangible asset, related to platelet pathogen reduction technology. The impairment was triggered by our re-evaluation of our plans to deploy such technology.

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

        As we had signed several long term contracts for the use of this device, we increased the useful life of these devices from 4 years to 6 years to reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate was to reduce 2008 and 2007 depreciation expense by $2.7 million and $0.5 million, respectively, increase 2008 and 2007 net income by $1.8 million and $0.3 million, respectively and increase 2008 and 2007 basic and diluted earnings per share by $0.07 and $0.01, respectively.

Income Taxes

        In preparing our consolidated financial statements, income tax expense is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. A valuation allowance is established and a corresponding additional income tax expense is recorded in our consolidated statement of income if their recovery is not likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. As of March 29, 2008, a valuation allowance of $0.4 million existed on our balance sheet. The total net deferred tax asset as of March 29, 2008 was $21.8 million.

        We file income tax returns in all jurisdictions in which we operate. We established reserves in accordance with FIN48 to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management's assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

Stock-Based Compensation

        On April 2, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. We adopted Statement No. 123(R) using the "modified-prospective method" and have not restated prior period results of operations and financial position to reflect the impact of stock-based compensation expense under Statement No. 123(R). We use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options. The following assumptions, which involve the use of judgment by management, are used in the computation of the grant-date fair value of our stock options:

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

        Estimated Forfeiture Rate—We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of March 29, 2008, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

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

        We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects' stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process project we acquired in FY07, we used a 26% risk-adjusted discount rate to discount our projected cash flows. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the project.

Liquidity and Capital Resources

        The following table contains certain key performance indicators that depict our liquidity and cash flow position:

(dollars in thousands)	March 29, 2008	March 31, 2007	April 1, 2006
Cash & cash equivalents	$133,553	$229,227	$250,667
Working capital	$261,757	$321,654	$330,288
Current ratio	3.7	4.9	4.7
Net cash position(1)	$121,190	$200,351	$211,514
Days sales outstanding (DSO)	78	68	71
Disposables finished goods inventory turnover	6.9	5.1	6.0

    (1)
    Net cash position is the sum of cash and cash equivalents less total debt.

        Our primary sources of capital include cash and cash equivalents, internally generated cash flows and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures (including enterprise resource planning systems and devices), share repurchases, acquisitions, new business and product development and working capital for at least the next twelve months. The Board of Directors authorized a $60.0 million share repurchase program in April of 2008. Repurchases under this program commence in May of 2008.

	For the years ended
	March 29, 2008	March 31, 2007	April 1, 2006	$ Increase/ (Decrease) 08 vs 07	$ Increase/ (Decrease) 07 vs 06
	(In thousands)
Net cash provided by (used in):
Operating activities	$77,669	$83,563	$85,616	$(5,894)	$(2,053)
Investing activities	(102,847)	(71,116)	(32,105)	(31,731)	(39,011)
Financing activities	(73,228)	(35,554)	12,094	(37,674)	(47,648)
Effect of exchange rate changes on cash(1)	2,732	1,667	(753)	1,065	2,420

Net decrease in cash and cash equivalents:	$(95,674)	$(21,440)	$64,852	$(74,234)	$(86,292)

Cash Flow Overview:

  (1)
  The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at March 29, 2008 versus March 31, 2007 and at March 31, 2007 versus April 1, 2006, the European currencies, primarily the Euro, and the Yen have strengthened and weakened, respectively, against the U.S. dollar. In accordance with GAAP, we have removed the effect of changes in foreign currency exchange rates throughout our cash flow statement, except for its effect on our cash and cash equivalents.

        In May 2007, the Board of Directors authorized a $75.0 million share repurchase. Through August 17, 2007, the Company repurchased approximately 1.46 million shares of its common stock for an aggregate purchase price of $75.0 million. The Company reflects stock repurchases in its financial statements on a "trade date" basis and as Authorized Unissued shares (Haemonetics is a Massachusetts company and Massachusetts Law mandates that repurchased shares are to be treated as authorized but unissued).

        In August 2006, the Board of Directors authorized a $40.0 million share repurchase. Through November 7, 2006, the Company repurchased approximately 0.9 million shares of its common stock for an aggregate purchase price of $40.0 million. The Company reflects stock repurchases in our financial statements on a "trade date" basis and as Authorized Unissued. (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).

        As discussed in our Earning Release on May 1, 2008, the Company announced plans to initiate a new $60 million share repurchase program. Repurchases commenced on May 5, 2008.

FISCAL 2008 AS COMPARED TO FISCAL 2007

Operating Activities:

        Net cash provided by operating activities decreased $5.9 million in 2008 as compared to 2007 due primarily to:

  •
  $2.9 million increase in cash provided by net income adjusted for non-cash items.

  •
  $18.3 million increased investment in Accounts Receivable due to an increase in sales of $66.8 million compared to 2007 (sales of $516.4 million in 2008 versus $449.6 million in 2007) and an increase in DSO from 68 days in 2007 to 78 days in 2008.

  •
  $5.6 million decrease in Inventory due to the higher level of sales. We plan to increase our investment in inventory in the near term.

  •
  The payment of refundable VAT associated with the formation of our European shared services center of $3.0 million.

Investing Activities:

        Net cash used in investing activities increased $31.7 million in 2008 as compared to 2007 due primarily to:

  •
  $46.9 million in cash used for acquisitions during the fiscal year 2008 compared to $32.5 million used in the same period in fiscal 2007.

  •
  $17.3 million of increased capital expenditures predominantly related to the increase in the installed base of devices and investments in our ERP system.

Financing Activities:

        Net cash used by financing activities increased by $37.7 million, primarily due to share repurchases.

  •
  $75 million used to repurchase shares of Company common stock during fiscal year 2008 as compared to the $40.0 million used in fiscal 2007.

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

Investing Activities:

        Net cash used in investing activities increased $39.0 million principally as a result of:

  •
  $23.3 million investment in the acquisition of Arryx, Inc. (see Note #3 Acquisition)

  •
  $9.3 million investment in the acquisition of Information Data Management, Inc. ("IDM") (see Note #3 Acquisition)

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

Contractual Obligations and Contingencies

        A summary of our contractual and commercial commitments as of March 29, 2008, is as follows (for more information concerning our debt see Note 7 to the consolidated financial statements and for our operating lease obligations see Note 9):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in thousands)
Debt	$12,363	$6,326	$1,449	$1,713	$2,875
Operating Leases	$29,328	$8,469	$11,282	$7,457	$2,120
Purchase commitments*	$71,873	$71,873	—	—	—

Total	$113,564	$86,668	$12,731	$9,170	$4,995

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

Contingent Commitments

        As a result of our acquisition of 5D we were contingently obligated to make payments of up to $4.1 million. The fourth and final payment of $1.0 million was made in fiscal 2007. (see Footnote #15)

        On January 29, 2007 the Company received $6 million in full satisfaction of its claims against Baxter Healthcare Corporation, Baxter International Inc. and Baxter Healthcare SA (together "Baxter") related to certain platelet pathogen reduction contracts. In connection with the settlement of these claims, the Technology Development Agreement and Requirements Contract between the Company and Baxter are terminated, and Haemonetics no longer retains any rights to distribute the INTERSOL product (note INTERSOL is a registered trademark of Baxter). Haemonetics recorded the receipt of this settlement in the fourth quarter ending March 31, 2007.

Inflation

        We do not believe that inflation had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products. We continue to monitor inflation pressures generally and raw materials indices that may affect our procurement and production costs.

Foreign Exchange

        Approximately 55% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse effect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

			Composite Index Hedge Spot Rates	Favorable/ Unfavorable Change versus Prior Year
FY2004		Q1 Q2 Q3 Q4	1.13 1.05 1.06 1.01	(3.6 3.6 3.2 15.9	)% % % %

2004	Total		1.06	4.9%
FY2005		Q1 Q2 Q3 Q4	0.97 0.99 0.92 0.89	15.7 5.1 15.5 14.1	% % % %

2005	Total		0.94	12.7%
FY2006		Q1 Q2 Q3 Q4	0.92 0.91 0.87 0.86	5.2 9.1 5.7 2.8	% % % %

2006	Total		0.89	5.1%
FY2007		Q1 Q2 Q3 Q4	0.89 0.92 0.96 0.95	3.6% (1.1 (9.4 (9.3	)% )% )%

2007	Total		0.93	(4.2)%
FY2008		Q1 Q2 Q3 Q4	0.92 0.93 0.93 0.93	(3.1 (1.0 3.3% 2.4%	)% )%

2008	Total		0.93	0.4%
FY2009		Q1 Q2 Q3 Q4	0.92 0.90 0.86 0.82	0.5 3.4 8.3 13.9	% % % %

2009	Total		0.87	6.3%
FY2010		Q1	0.77	19.5%

*
NOTE: Represents hedges for April FY10.

Recent Accounting Pronouncements

        In March 2008, the FASB issued FASB No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB No. 133". FASB No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. FASB No. 161 is effective for annual periods beginning on or after November 15, 2008. We are currently evaluating the potential impact of FASB No. 161 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

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

        In December 2007, the FASB issued FASB No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of FASB No. 160 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's exposures relative to market risk are due principally to foreign exchange risk and interest rate risk.

Foreign Exchange Risk

        See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At March 29, 2008, we held the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged Currency	(BUY) / SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value	Maturity
Euro	6,285,000	$1.341	1.3527	$(1,420,829)	Apr-May 2008
Euro	7,871,000	$1.370	1.3780	$(1,510,980)	Jun-Aug 2008
Euro	8,000,000	$1.440	1.4400	$(979,575)	Sep-Nov 2008
Euro	9,400,000	$1.491	1.4724	$(780,315)	Dec 2008-Feb 2009
Japanese Yen	922,000,000	121.5 per US$	116.5283 per US$	$(1,391,291)	Apr-May 2008
Japanese Yen	1,370,000,000	116.7 per US$	112.3845 per US$	$(1,668,075)	Jun-Aug 2008
Japanese Yen	1,220,000,000	112.9 per US$	109.2483 per US$	$(1,209,384)	Sep-Nov 2008
Japanese Yen	1,200,000,000	106.3 per US$	104.3415 per US$	$(729,800)	Dec 2008-Feb 2009

				$(9,690,250)

        We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $16.7 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $17.8 million decrease in the fair value of the forward contracts.

Interest Rate Risk

        All of our long-term debt is at fixed interest rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At March 29, 2008, the fair value of our long-term debt was approximately $1.0 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $6.7 million, 8.41% real estate mortgage.

        At March 31, 2007, the fair value of our long-term debt was approximately $0.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $6.7 million, 8.41% real estate mortgage.

        Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at March 29, 2008 the fair value of our long-term debt would change by approximately $0.1 million.

Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $73.3 million, $70.3 million and $79.0 million in 2008, 2007 and 2006, respectively. Accounts receivable balances attributable to this customer accounted for 15.9%, 15.8% and 15.7%of our consolidated accounts receivable at fiscal year 2008, 2007 and 2006, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

Item 8.    Financial Statements and Supplementary Data

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
Net revenues	$516,440	$449,607	$419,733
Cost of goods sold	258,715	222,307	199,198

Gross profit	257,725	227,300	220,535

Operating expenses:
Research, development and engineering	24,322	23,884	26,516
Selling, general and administrative	163,116	137,073	121,351
Cost to Equity(a)	—	225	680
In process research & development	—	9,073	—
Arbitration & Settlement Income	—	(5,700)	(26,350)

Total operating expenses	187,438	164,555	122,197

Operating income	70,287	62,745	98,338
Interest expense	(377)	(1,256)	(1,917)
Interest income	5,418	7,864	6,963
Other income, net	1,974	2,983	2,818

Income before provision for income taxes	77,302	72,336	106,202
Provision for income taxes	25,322	23,227	37,806

Net income	$51,980	$49,109	$68,396

Basic income per common share
Net income	$2.01	$1.84	$2.58
Income per common share assuming dilution
Net income	$1.94	$1.78	$2.49
Weighted average shares outstanding
Basic	25,824	26,746	26,478
Diluted	26,746	27,649	27,474

(a)
Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Footnote #3

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 29, 2008	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$133,553	$229,227
Accounts receivable, less allowance of $2,365 in 2008 and $1,440 in 2007	120,252	91,832
Inventories, net	65,388	61,797
Deferred tax asset, net	15,832	11,748
Prepaid expenses and other current assets	24,409	9,067

Total current assets	359,434	403,671
Property, plant and equipment:
Land, building and building & leasehold improvements	43,873	41,649
Plant equipment and machinery	88,811	85,140
Office equipment and information technology	52,787	34,320
Haemonetics equipment	178,827	149,745

Total property, plant and equipment	364,298	310,854
Less: accumulated depreciation	247,814	220,079

Net property, plant and equipment	116,484	90,775
Other assets:
Other intangibles, less amortization of $19,821 in 2008 and $17,284 in 2007	64,333	33,857
Goodwill	54,222	34,958
Deferred tax asset, long term	9,244	4,513
Other long-term assets	5,233	4,961

Total other assets	133,032	78,289

Total assets	$608,950	$572,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$6,326	$22,201
Accounts payable	19,724	17,187
Accrued payroll and related costs	19,824	14,522
Accrued income taxes	5,285	1,163
Other liabilities	46,518	26,944

Total current liabilities	97,677	82,017
Long-term debt, net of current maturities	6,037	6,675
Long-term deferred tax liability	3,253	—
Other long-term liabilities	7,795	4,395
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.01 par value; Authorized—150,000,000 shares; Issued—25,694,769 shares in 2008 and 26,516,979 shares in 2007	256	265
Additional paid-in capital	186,933	163,815
Retained earnings	302,196	315,767
Accumulated other comprehensive loss	4,803	(199)

Total Stockholders' equity	494,188	479,648
Total liabilities and stockholders' equity	$608,950	$572,735

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income
	Shares	$'s
Balance, April 2, 2005(a)	26,177	$262	$121,803	$233,363	$(699)	$354,729

Employee stock purchase plan	48	—	1,496	—	—	1,496
Exercise of stock options and related tax benefit	604	6	18,072	—	—	18,078
Net income	—	—	—	68,396	—	68,396	68,396
Net change in minimum pension liability	—	—	—	—	260	260	260
Foreign currency translation adjustment	—	—	—	—	(5,346)	(5,346)	(5,346)
Unrealized gain on derivatives, net of tax	—	—	—	—	2,951	2,951	2,951

Comprehensive income	—	—	—	—	—	—	66,261

Balance, April 1, 2006 (a)	26,829	$268	$141,371	$301,759	$(2,834)	$440,564

Employee stock purchase plan	48	—	1,929	—	—	1,929
Exercise of stock options and related tax benefit	493	5	15,155	—	—	15,160
Shares repurchaed— Authorized Unissued	(853)	(8)	(4,891)	(35,101)		(40,000)
Stock Compensation expense	—	—	10,251	—	—	10,251
Net income	—	—	—	49,109	—	49,109	49,109
Initial impact upon adoption of SFAS No. 158, net of taxes	—	—	—	—	(90)	(90)
Foreign currency translation adjustment	—	—	—	—	6,096	6,096	6,096
Unrealized loss on derivatives, net of tax	—	—	—	—	(3,371)	(3,371)	(3,371)

Comprehensive income	—	—	—	—	—	—	51,834

Balance, March 31, 2007	26,517	$265	$163,815	$315,767	$(199)	$479,648

Employee stock purchase plan	56	1	2,208	—	—	2,209
Exercise of stock options and related tax benefit	575	5	20,488	—	—	20,493
Shares repurchased— Authorized Unissued	(1,463)	(15)	(9,430)	(65,551)		(74,996)
Issuance of restricted stock, net of cancellations	10	—	—	—	—	—
Stock Compensation expense	—	—	9,852	—	—	9,852
Net income	—	—	—	51,980	—	51,980	51,980
Impact of defined benefit plans, net of tax	—	—	—	—	276	276	276
Foreign currency translation adjustment	—	—	—	—	11,748	11,748	11,748
Unrealized loss on derivatives, net of tax	—	—	—	—	(7,022)	(7,022)	(7,022)

Comprehensive income	—	—	—	—	—	—	56,982

Balance, March 29, 2008	25,695	$256	$186,933	$302,196	$4,803	$494,188

(a)
Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Footnote #3

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006(a)
Cash Flows from Operating Activities:
Net income	$51,980	$49,109	$68,396
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	31,197	27,504	25,150
Impairment of intangible assets	—	—	3,750
In-process research and development and Cost to equity	—	$9,298	$680
Stock Compensation Expense	9,852	10,251	—
Deferred tax (Income) / Expense	(882)	927	(290)
Loss / (Gain) on sales of plant, property and equipment	222	(1,073)	(2,588)
Tax benefit related to exercise of stock options	—	—	2,964
Unrealized (gain) / loss from hedging activities	(3,995)	(3,109)	1,996
Change in operating assets and liabilities:
(Increase) / Decrease in accounts receivable, net	(18,229)	77	(10,305)
Increase in inventories	(2,874)	(8,520)	(5,501)
(Increase) / Decrease in prepaid income taxes	(8,082)	3,775	187
(Increase) in other assets and other long-term liabilities	6,439	(2,755)	(1,373)
Tax benefit of exercise of stock options	1,586	2,213	—
(Decrease) / Increase in accounts payable and accrued expenses	10,455	(4,134)	2,550

Net cash provided by operating activities	77,669	83,563	85,616
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(57,790)	(40,438)	(33,774)
Proceeds from sale of property, plant and equipment	1,834	2,843	5,689
Acquisition of HaemoScope	(45,591)	—	—
Acquisition of Infonale, Inc.	(1,300)	—	—
Acquisition of Information Data Management ("IDM")	—	(9,274)	—
Acquisition of Arryx, Inc.	—	(23,227)	—
Acquisition of licensing rights	—	—	(3,000)
Software development company milestone payments		(1,020)	(1,020)

Net cash used in investing activities	(102,847)	(71,116)	(32,105)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(638)	(588)	(540)
Net increase / (decrease) in short-term revolving credit agreements	(18,709)	(4,127)	1,342
Payments on long-term credit agreements	—	(5,715)	(5,714)
Employee stock purchase plan	2,209	1,929	1,496
Exercise of stock options	17,245	10,747	15,114
Excess tax benefit on exercise of stock options	1,661	2,200	—
Stock Repurchase	(74,996)	(40,000)	—
Grant monies received	—	—	396

Net cash (used in) / provided by financing activities	(73,228)	(35,554)	12,094
Effect of Exchange Rates on Cash and Cash Equivalents	2,732	1,667	(753)

Net Increase in Cash and Cash Equivalents	(95,674)	(21,440)	64,852
Cash and Cash Equivalents at Beginning of Year	229,227	250,667	185,815

Cash and Cash Equivalents at End of Period	$133,553	$229,227	$250,667

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$1,672	$2,820	$2,086

Supplemental Disclosures of Cash Flow Information:
Interest paid	$991	$1,460	$1,904

Income taxes paid	$23,851	$27,504	$38,089

(a)
Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Footnote #3

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF THE BUSINESS

        Haemonetics is a blood management solutions company for our customers. Anchored by our reputable medical devices systems, we also provide information technology platforms and valued added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.

        Our systems automate the collection and processing of donated blood; assess likelihood for blood loss; and salvage and process surgical patient blood. These systems include devices and single-use, proprietary disposable sets that operate only on our specialized equipment. Our systems allow users to collect and process only the blood component(s) they target, plasma, platelets, or red blood cells, increasing donor and patient safety as well as collection efficiencies. Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood banks and commercial plasma centers. Our business services products include consulting, Six Sigma, and LEAN manufacturing offerings that support our customers' needs for regulatory compliance and operational efficiency in the blood supply chain.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

        Our fiscal year ends on the Saturday closest to the last day in March. Fiscal years 2008, 2007, and 2006 all included 52 weeks.

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

Reclassifications

        Certain reclassifications have been made to prior years' amounts to conform to the current year's presentation.

Revenue Recognition

        Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with SAB No. 104, "Revenue Recognition", EITF 00-21, "Revenue Arrangements with Multiple Deliverables" and Statement of Position ("SOP") 97-2, "Software Revenue Recognition, as amended". These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element's relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by the using other objective evidence as defined in EITF 00-21, or vendor specific objective evidenced under SOP 97-2.

Product Revenues

        Product sales consist of the sale of our equipment devices, the related disposables used in these devices and intravenous solutions manufactured for pharmaceutical companies. On product sales to customers, revenue is recognized when both the title and risk of loss have transferred to the customer as determined by the shipping terms and all obligations have been completed. Examples of common post delivery obligations are installation and training. For product sales to distributors, we recognize revenue for both equipment and disposables upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor's location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product.

Software and Service Revenues

        At this time, our software and services business principally provides support to our plasma and blood collection customers. Through our Haemonetics Software Solutions division, (formerly 5D™ Information Management ("5D") and Information Data Management ("IDM"), we provide information technology platforms and technical support for donor recruitment and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing back office functions and distribution at plasma fractionation facilities. Software license revenues are generally billed periodically, monthly or quarterly and recognized for the period for which the service is provided. Our software and service business model includes the provision of services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.

Translation of Foreign Currencies

        All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses, including those resulting from inter company transactions, are included in other income, net on the consolidated statements of income.

Cash and Cash Equivalents

        Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 29, 2008, Haemonetics' Cash and Cash Equivalents consisted solely of investments in money market funds invested in United States Government Agency securities.

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

Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $73.3 million, $70.3 million and $79.0 million for 2008, 2007 and 2006, respectively. Accounts receivable balances attributable to this customer accounted for 15.9%, 15.8% and 15.7% of our consolidated accounts receivable at fiscal year end 2008, 2007 and 2006. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

Property, Plant and Equipment

        Property, Plant and Equipment is recorded at historical cost. We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

Asset Classification	Estimated Useful Lives
Building	30 Years
Building improvements	5-20 Years
Leasehold improvements	5 Years
Plant equipment and machinery	3-10 Years
Office equipment and information technology	3-9 Years
Haemonetics equipment	2-6 Years

        Depreciation expense was $27.2 million, $24.4 million and $22.9 million for fiscal years 2008, 2007 and 2006, respectively.

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

        As we had signed several long term contracts for the use of this device, we increased the useful life of these devices from 4 years to 6 years to reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate was to reduce 2008 and 2007 depreciation expense by $2.7 million and $0.5 million, respectively, increase 2008 and 2007 net income by $1.8 million and $0.3 million, respectively and increase 2008 and 2007 basic and diluted earnings per share by $0.07 and $0.01, respectively.

Accounting for Long-Lived Assets: Goodwill and Other Intangible Assets

        Intangible assets acquired in a business combination, including licensed technology, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We amortize our other intangible assets over their useful lives using the estimated economic benefit method, as applicable.

        Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead these assets are reviewed for impairment at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We perform our annual impairment test on January 1st (or the first business day immediately following that date). As we only have one reporting unit, the test is based on a fair value approach, which uses our market capitalization as the basis reduced by the excess of the fair market value of our long-term debt over its carrying value, as identified in our assessment of interest rate risk of the entity as a whole. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for fiscal 2008 or 2007.

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

        An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset based on the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. The amount of the impairment would be determined by comparing the carrying value to the fair value of the asset. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key variables that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology that has not been deployed we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption.

        If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed

        SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed. In connection with the development of our next generation Donor apheresis platform, the Company capitalized $5.1 million and $5.9 million in software development costs in fiscal 2008 and fiscal 2007, respectively, for a total of $11 million in total software development costs. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. We will begin to amortize these costs when the device is released for sale.

        Additionally, the Company capitalized $2.5 million in other software development costs for ongoing initiatives. We will begin to amortize these costs when the products are released for sale.

Other Accrued Liabilities

        Other accrued liabilities represent costs incurred within the current year and payable within the next twelve months. Other accrued liabilities were $46.5 million for fiscal year 2008 and $26.9 million for fiscal year 2007.

        The significant items in fiscal year 2008 and fiscal year 2007 were:

	March 29, 2008	March 31, 2007
VAT Liabilities	$10,377	$5,040
Forward Contract Loss	$9,690	$—
Deferred Revenue	$7,645	$1,789
All other	$18,806	$20,115

Total	$46,518	$26,944

Research, Development and Engineering Expenses

        All research, development and engineering costs are expensed as incurred. Research, development and engineering expense was $24.3 million for fiscal year 2008, $23.9 million for fiscal year 2007, exclusive of the Arryx In-process Research and Development costs (see Footnote #3 Acquisitions) and $26.5 million for fiscal year 2006. During fiscal year 2006, we recognized impairment charges in research and development expenses of $3.8 million, due to the excess of the carrying value over the fair market value of intangible assets.

Accounting for Shipping and Handling Costs

        Shipping and handling costs are included in costs of goods sold with the exception of $9.8 million for fiscal year 2008, $7.0 million for fiscal year 2007 and $5.6 million for fiscal year 2006 that are included in selling, general and administrative expenses.

Income Taxes

        The income tax provision is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and a valuation allowance is established with a corresponding additional income tax provision recorded in our consolidated statements of income if their recovery is not considered likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. As of March 29, 2008, a $0.4 million valuation allowance existed on our balance sheet. The total net deferred tax asset as of March 29, 2008 was $21.8 million.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an Interpretation of FASB Statement 109, (FIN 48) effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. Under FIN 48 the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. FIN 48 also revised disclosure requirements and introduced an annual rollforward of unrecognized tax benefits. See footnote 8 for information about the adoption of FIN 48.

        We file income tax returns in all jurisdictions in which we operate. We establish reserves in accordance with FIN 48 to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management's assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments are made as events occur that warrant modification.

        Our revenues are presented net of taxes collected from customers and remitted to government authorities.

Foreign Currency

        We enter into forward exchange contracts to hedge the probable cash flows from forecasted inter-company foreign currency denominated revenues, principally Japanese Yen and Euro. The purpose of our hedging strategy is to lock in foreign exchange rates for 12 months to minimize, for this period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The forward exchange contracts are recorded at fair value and are included in other current assets or other current liabilities on our consolidated balance sheets. The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues on our consolidated statements of income when the underlying hedge transaction affects earnings. The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify any gain or loss on the related cash flow hedge from other comprehensive income to earnings at that time. The ineffective portion of a derivative's change in fair value is recognized currently in other income, net on our consolidated statements of income.

Stock-Based Compensation

        On April 2, 2006, we adopted FASB Statement No. 123(R), "Share-Based Payment", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. We adopted Statement No. 123(R) using the "modified-prospective method" and have not restated prior period results of operations and financial position to reflect the impact of stock-based compensation expense under Statement No. 123(R). We use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options. The following assumptions, which involve the use of judgment by management, are used in the computation of the grant-date fair value of our stock options:

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

        Estimated Forfeiture Rate—We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of March 29, 2008, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

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

        We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects' stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process project we acquired in FY 07, we used a 26% risk-adjusted discount rate to discount our projected cash flows. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the project.

Recent Accounting Pronouncements

        In March 2008, the FASB issued FASB No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133". FASB No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. FASB No. 161 is effective for annual periods beginning on or after November 15, 2008. We are currently evaluating the potential impact of FASB No. 161 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

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

        In December 2007, the FASB issued FASB No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of FASB No. 160 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

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

3.     ACQUISITIONS

Haemoscope Corporation Acquisition

        On November 20, 2007 the Company acquired Haemoscope Corporation's TEG® Thrombelastograph® Hemostasis Analyzer business for approximately $45.6 million in cash. Haemoscope Corporation is a provider of whole blood hemostasis monitoring systems. The TEG system can predict a patient's risk of bleeding and therefore required blood management as well as potential thrombotic complications which facilitates individualized therapy. The results of Haemoscope's operations have been included in our consolidated financial statements for periods after the acquisition date.

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

        The preliminary purchase price allocation, including the valuation of intangible assets, is as follows:

(in thousands)
Consideration for Haemoscope Corporation
Cash portion of consideration	$45,080
Other acquisition-related costs
Acquisition-related costs	$511

Total acquisition related costs	$45,591

Purchase Price Allocation

        The following chart summarizes the preliminary purchase price allocation:

(in thousands)
Intangible assets subject to amortization	$26,060
Goodwill	17,530
Other assets	2,876
Current liabilities	(875)

Total	$45,591

        The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

(in thousands)	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate used in Purchase Price Allocation
Amortizable intangible assets
Technology—developed	$9,500	12.0 years	23.0%
Customer Relationships	$15,960	11.0 years	23.0%
Trade names	$600	12.0 years	23.0%
Goodwill	$17,530		30.8%

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

        The developed technology acquired represents the value associated with currently marketed product, the TEG system. This system includes a patented device, application software and assays. The system is used by hospitals and laboratories to predict a patient's risk of bleeding. We also acquired the customer relationships that Haemoscope developed. Haemoscope conducted the majority of its business on the basis of purchase orders and repeat purchases of consumables. These customer relationships are predicated on the technology that the customer has invested in, both through the initial purchase of the TEG device, but also the investment in the training and staff development associated with using a technology like TEG. The Company used the income approach to estimate the fair value of the developed technology and customer relationships as of the acquisition date. The Company determined that the estimated useful life of the intangible assets ranges from 11-12 years and are amortized using the estimated economic benefit method.

Arryx, Inc. Acquisition

        On July 18, 2006, the Company acquired the remaining outstanding shares of Arryx, Inc. for $26 million. We previously had a $5 million cost method investment in Arryx, Inc. as well as a license agreement for the use of its technology in a defined field of use with a carrying value of approximately $3 million. The results of Arryx, Inc. have been included in our consolidated financial statements for periods after the acquisition date, and we have restated our prior period financial results to record our cost method investment on the equity method of accounting in accordance with Accounting Principles Board, Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" which resulted in recognizing our 18.6% proportionate share of Arryx, Inc. losses in periods prior to the current acquisition. We recorded cumulative equity method losses of $1.3 million for periods prior to the acquisition date. We recorded an in-process research and development charge of $9.1 million in connection with this acquisition.

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

        The purchase price is as follows:

        Consideration for Arryx, Inc.

(in thousands)
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

        We applied the guidance under EITF 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination", to determine if any gain or loss was inherent in our existing license agreement with Arryx, Inc. We determined that no loss was inherent in this existing contractual relationship with Arryx, Inc., and accordingly included it at its net book value at the acquisition date in the purchase price determination.

Purchase Price Allocation

        The following chart summarizes the purchase price allocation:

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

        The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

(in thousands)	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate used in Purchase Price Allocation
Amortizable intangible assets
Technology—developed	$4,134	12.0 years	26%
Patents	3,293	10.0 years	25%

	$7,427	11.1 years
Goodwill	$10,743
In-process research and development	$9,073		29%

        The Company believes that the estimated intangible assets represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach to determine the fair value of the amortizable intangible assets and purchased research and development.

        Various factors contributed to the establishment of goodwill, including: the value of Arryx, Inc.'s highly trained work force as of the acquisition date, the expected business plans and associated revenue from future products and license opportunities. The goodwill acquired is not deductible for tax purposes.

        The developed technology acquired represents the value associated with currently marketed product, the BioRx device. This device employs holographic optical trapping ("HOT") technology, and is currently used by large research and educational institutions. The Company used the income approach to estimate the fair value of the developed technology as of the acquisition date. The Company determined that the estimated useful life of the developed technology is 12 years.

        The estimated fair value of the patents was determined by using the income approach. The estimated revenues and associated cash flows attributable to the patent portfolio were discounted. The estimated useful life of the patent asset is estimated to be 10 years.

In-process Research and Development

        The $9.1 million purchased research and development that was charged to operating expenses in fiscal year 2007 consists of a project for the advancement and development of the technology in the blood collection and processing applications and for the purposes of licensing the technology outside of the blood collection and processing marketplace. The project includes work to reduce the size of the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

        For purposes of valuing the acquired purchased research and development, the Company estimated total costs to complete the current development of the platform of approximately $11 million. For the in-process project the Company acquired in connection with the acquisition of Arryx, Inc., it used a risk-adjusted discount rate of 29% to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represented the fair value at the date of acquisition and did not exceed the amount a third party would pay for the projects.

        The major risks and uncertainties associated with the timely and successful completion of the in-process research and development project include the ability to both complete the development of the platform and to establish its effectiveness for different applications for the purposes of licensing the technology outside of the blood collection and processing marketplace.

IDM Acquisition

        On January 30, 2007 Haemonetics Corporation acquired the assets of Information Data Management, Inc. ("IDM"), a leading developer of software for blood collection agencies for about $9 million in cash. IDM's software applications for blood collection, blood laboratory operations, and services complement Haemonetics' 5D suite of software products and services. The purchase price will be principally allocated to intangible assets including customer contractual relationships, completed technology and goodwill. The results of IDM have been included in our consolidated financial statements for periods after the acquisition date.

Purchase Price

        The Company has accounted for the acquisition of IDM as the purchase of a business under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, the assets and liabilities of IDM were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Haemonetics. The purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

        The purchase price is as follows:

(in thousands)
Consideration for IDM
Cash portion of consideration	$8,850
Other estimated acquisition-related costs	374

Total purchase price	$9,224

Purchase Price Allocation

        The following chart summarizes the purchase price allocation:

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

        Various factors contributed to the establishment of goodwill, including: the value of IDM's highly trained work force as of the acquisition date, the expected business plans and opportunities to introduce future products to their customer base.

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

	March 29, 2008	March 31, 2007
	(in thousands)
Warranty accrual as of the beginning of the period	$734	$676
Warranty Provision	2,416	1,698
Warranty Spending	(2,221)	(1,640)

Warranty accrual as of the end of the period	$929	$734

5.     INVENTORIES, NET

        Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

        Inventories consist of the following:

	March 29, 2008	March 31, 2007
	(in thousands)
Raw materials	$16,107	$15,190
Work-in-process	14,430	7,681
Finished goods	34,851	38,927

	$65,388	$61,797

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for fiscal year 2008, 2007 and 2006 are as follows (in thousands):

Carrying amount as of April 1, 2006	$18,483

Earn-out payment	1,020
Arryx, Inc(a)	10,743
IDM, Inc.(b)	4,818
Effect of change in rates used for translation	(106)

Carrying amount as of March 31, 2007	$34,958

Arryx, Inc(a)	16
IDM, Inc.(b)	81
Haemoscope(c)	17,530
Effect of change in rates used for translation	1,637

Carrying amount as of March 29, 2008	$54,222

(a)
See Note #3 Acquisition for a full description of the acquisition of Arryx, Inc. which occurred on July 18, 2006.

(b)
See Note #3 Acquisition for a full description of the acquisition of Information Data Management, Inc. ("IDM"), which occurred on January 30, 2007.

(c)
See Note #3, Acquisitions for a full description of the acquisition of Haemoscope Corporation ("Haemoscope"), which occurred on November 20, 2007.

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

        Aggregate amortization expense for amortized other intangible assets for fiscal year 2008 is $4.1 million. Additionally, expected future amortization expenses on other intangible assets approximates $5.8 million per year for fiscal year 2009, $5.9 million per year for both fiscal years 2010 and 2011, $5.5 million per year for fiscal years 2012 and 2013.

As of March 29, 2008

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles
Patents	$11,725	$4,073	12
Capitalized Software	13,638	296	6
Other technology	28,327	10,013	11
Customer contracts and related relationships	29,342	5,439	8

Subtotal	83,032	19,821	11
Indefinite Life Intangibles Trade name	1,122	n/a	Indefinite -12

Total Intangibles	$84,154	$19,821

As of March 31, 2007

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles
Patents	$13,834	$4,679	13
Capitalized Software	6,367	36	6
Other technology	17,298	8,797	14
Customer contracts and related relationships	13,138	3,771	14

Subtotal	50,637	17,284	14
Indefinite Life Intangibles Trade name	504	n/a	Indefinite

Total Intangibles	$51,141	$17,284

        On November 20, 2007 the Company acquired Haemoscope Corporation's TEG® Thrombelastograph® Hemostasis Analyzer business for approximately $45.6 million cash. Haemoscope Corporation is a provider of whole blood hemostasis monitoring systems. The TEG system can predict a patient's risk of bleeding and thrombotic complications and enable personalized therapy. The purchase price was principally allocated to intangible assets including other technology, customer relationships and goodwill. This purchase price allocation is preliminary and has not been finalized. The results of the Haemoscope's operations have been included in our consolidated financial statements for periods after the acquisition date.

        On July 9, 2007, the Company acquired the assets of Infonalé, Inc. ("Infonalé") for approximately $1.3 million in cash plus contingent consideration based upon future operating performance. Infonalé is a leading developer of IT software and consulting services for optimizing hospital blood use and management. The purchase price was principally allocated to intangible assets including other technology and goodwill. The results of the Infonalé operations are included in our consolidated results for periods after the acquisition date.

        Other changes to the net carrying value of our intangible assets from March 31, 2007 to March 29, 2008, reflect the capitalization of software costs associated with our next generation Donor apheresis platform (see Footnote #18), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries, and the sale of certain patents that had historical cost of $2.7 million and a carrying value of $1.0 million.

7.     NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt consists of the following:

	March 29, 2008	March 31, 2007
	(in thousands)
Real estate mortgage	$6,676	$7,263
Senior notes	—	5,714
Haemonetics Japan Co. Ltd.	5,687	15,899

	12,363	28,876
Less—Current portion	$6,326	$22,201

	$6,037	$6,675

Real Estate Mortgage Agreement

        In December 2000 we entered into a $10.0 million real estate mortgage agreement (the "Mortgage Agreement") with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S. with a collective carrying value of approximately $5.5 million and $6.3 million as of March 29, 2008 and March 31, 2007, respectively. There are no financial covenants in the terms and conditions of this agreement.

Senior Notes

        On October 15, 2007, the Company made its final payment of $5.7 million on the 7.05% Senior Notes.

Haemonetics Japan Co. Ltd.

        At March 29, 2008, Haemonetics Japan Co. Ltd. had 564 million Japanese Yen, equivalent to U.S. $5.7 million, in unsecured debt outstanding. All of this debt is short term, maturing in less than 12 months.

        The weighted average short-term rates for U.S. and non-U.S. borrowings were 2.23%, 2.41% and 1.99%, as of March 29, 2008, March 31, 2007, and April 1, 2006, respectively.

        As of March 29, 2008, notes payable and long-term debt, which consists of short term borrowings by Haemonetics Japan Co Ltd. and our real estate mortgage agreement, matures as follows:

Fiscal Year Ending	(in thousands)
2009	$6,326
2010	694
2011	755
2012	821
2013	892
2014 and thereafter	2,875

$12,363

8.     INCOME TAXES

        Domestic and foreign income before provision for income tax is as follows:

	March 29, 2008	March 31, 2007	April 1, 2006
	(in thousands)
Domestic	$53,365	$58,969	$93,541
Foreign	23,937	13,367	12,661

Total	$77,302	$72,336	$106,202

        The income tax provision contains the following components:

	Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
	(in thousands)
Current
Federal	$18,763	$17,440	$32,165
State	1,586	1,787	2,569
Foreign	5,855	3,073	3,362

Total current	26,204	22,300	38,096

Deferred
Federal	(1,314)	(6)	(2,177)
State	(304)	(4)	745
Foreign	736	937	1,142

Total deferred	(882)	927	(290)

Total tax expense	$25,322	$23,227	$37,806

        Included in the federal income tax provisions for fiscal years 2008, 2007 and 2006 are approximately $1.7 million, $0.3 million and $0.7 million, respectively, provided on foreign source income of approximately $6.0 million, $1.4 million and $1.9 million for fiscal year 2008, 2007 and 2006, respectively, for taxes which are payable in the United States.

        Tax affected, significant temporary differences comprising the net deferred tax asset are as follows:

	March 29, 2008	March 31, 2007
Depreciation	$2,729	$(19)
Amortization	(6,363)	(6,498)
Inventory	6,662	7,241
Hedging	3,816	330
Accruals and reserves	3,511	2,920
Net operating loss carryforward	5,675	7,543
Stock Based Compensation	3,731	2,945
Tax credit carryforward, net	2,440	2,177

Gross Deferred Taxes	22,201	16,639
Less valuation allowance	(378)	(378)

Net deferred tax asset	$21,823	$16,261

        At March 29, 2008, we have approximately $15.6 million in U.S. acquisition related net operating loss carry forwards subject to separate limitations that will expire beginning in 2020. We have $3.3 million in gross federal and state tax credits available to offset future tax.

        We do not provide U.S. taxes on our foreign subsidiaries' undistributed earnings, which totaled $72.2 million on March 29, 2008, as they are deemed to be permanently reinvested outside the U.S. Non-US income taxes are, however, provided on these foreign subsidiaries' undistributed earnings. In FY08 we did provide $0.7 million on the portion of unremitted earnings of a foreign subsidiary that was not permanently reinvested. Furthermore, upon repatriation, we provide the appropriate U.S. income taxes on these earnings. In FY08 we did repatriate dividends from Europe of approximately $6.2 million in anticipation of our European reorganization. We provided the appropriate U.S. taxes on these distributions.

        In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was enacted. The AJCA provides a deduction from income for qualified domestic production activities that will be phased in beginning in 2006 and fully implemented in 2010. Pursuant to the AJCA, we have phased-out the existing extra-territorial income exclusion on foreign sales at the end of FY07. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004." We have incorporated this benefit in our consolidated financial statements.

        The income tax provision from operations differs from tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

	Years Ended
	March 29, 2008		March 31, 2007		April 1, 2006
	(in thousands)
Tax at federal statutory rate	$27,044	35.0%	$25,318	35.0%	$37,171	35.0%
Extraterritorial Income Exclusion and Domestic Manufacturing Deduction	$(987)	-1.3%	$(1,410)	-1.9%	$(936)	-0.9%
Difference between U.S. and foreign tax	$(1,099)	-1.4%	$392	0.5%	$397	0.4%
State income taxes net of federal benefit	$1,192	1.5%	$1,402	1.9%	$2,065	1.9%
Tax exempt interest	$(1,432)	-1.9%	$(2,456)	-3.4%	$(1,413)	-1.3%
Tax Audit Settlement	—		$(3,967)	-5.5%	$(399)	-0.4%
In Process Research and Development	—		$3,254	4.5%
Other, net	$604	0.8%	$694	1.0%	$921	0.9%

Income tax provision	$25,322	32.8%	$23,227	32.1%	$37,806	35.6%

  Adoption of FIN 48

        We adopted the provision of FASB Interpretation No. 48 "accounting for Uncertainty in Income Taxes"—an Interpretation of FASB Statement No. 109, (FIN 48) effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

        As of April 1, 2007, our unrecognized tax benefits totaled approximately $6.5 million which, if recognized, would favorably affect our effective tax rate in future periods. No adjustment was made to the liability for unrecognized tax benefits as of April 1, 2007 or March 29, 2008 or our current year's tax provision in connection with the adoption of FIN 48. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the year ended March 29, 2008 our unrecognized tax benefits were reduced by $2.1 million as a result of the expiration of the statute of limitations in several jurisdictions. This was offset in part by the establishment of reserves of $0.8 million for various matters including interest. Total unrecognized tax benefits on March 29, 2008 were $5.2 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at March 31, 2007 (adoption date)	$6,544
Additions for tax positions of current year	$764
Closure of statute of limitations	$(2,059)

Balance at March 29, 2008	$5,249

        Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.8 million and $0.7 million is accrued for interest at March 29, 2008 and March 31, 2007, respectively.

        We conduct business globally and, as a result, file consolidated and separate Federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With a few exceptions overseas, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2005.

9.     COMMITMENTS AND CONTINGENCIES

        We lease facilities and certain equipment under operating leases expiring at various dates through fiscal year 2013. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.

        Approximate future basic rental commitments under operating leases as of March 29, 2008 are as follows:

Fiscal Year Ending	(in thousands)
2009	8,469
2010	6,270
2011	5,012
2012	4,447
2013	3,010
Thereafter	2,120

$29,328

        Rent expense in fiscal year 2008, 2007 and 2006 was $8.8 million, $7.7 million and $6.6 million, respectively.

        We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

        On January 29, 2007 the Company received $6 million in full satisfaction of its claims against Baxter Healthcare Corporation, Baxter International Inc. and Baxter Healthcare SA (together "Baxter") related to certain platelet pathogen reduction contracts. In connection with the settlement of these claims, the Technology Development Agreement and Requirements Contract between the Company and Baxter are terminated, and Haemonetics no longer retains any rights to distribute the INTERSOL product (note INTERSOL is a registered trademark of Baxter). Haemonetics recorded the receipt of this settlement in fiscal year 2007.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of cash and cash equivalents, receivables and short-term debt approximate their carrying value due to their short term maturities. The carrying value and estimated fair values of our other significant financial instruments are as follows:

	March 29, 2008		March 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Long-term debt	$6,037	$7,081	$6,675	$7,500
Foreign exchange contracts	9,690	9,690	169	169

	$15,727	$16,771	$6,844	$7,669

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

11.   CAPITAL STOCK

Stock Plans

        The Company has an Incentive compensation plan, (the "2005 Incentive Compensation Plan"). The 2005 Incentive Compensation Plan permits the award of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company's key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") consisting of two or more independent members of our Board of Directors. The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 3,100,000. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one (1) share for every one (1) share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 2.1 shares for every one (1) share granted. The exercise price for the nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such option price be less than the fair market value of the common stock at the time of the grant. Options, Restricted Stock Awards and Restricted Stock Units become exercisable, or in the case of restricted stock the resale restrictions are released in a manner determined by the Committee, generally over a four year period for employees and one year from grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. At March 29, 2008, there were 1,871,698 options and 143,497 restricted stock units outstanding under this plan and 1,002,962 shares available for future grant.

        The Company had a long-term incentive stock option plan, (the "2000 Long-term Incentive Plan") which permitted the issuance of a maximum of 3,500,000 shares of our common stock pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. The plan was terminated in connection with the adoption of the 2005 Incentive Compensation Plan. At March 29, 2008, there were 1,577,757 options outstanding under this plan and no further options will be granted under this plan.

        The Company had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees. At March 29, 2008, there were 208,111 options outstanding related to these plans. No further options will be granted under these plans.

        The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which a maximum of 700,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of our full-time employees are eligible to participate in the Purchase Plan.

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

        We had a similar Stock Purchase Plan ("Prior Plan") in effect through November 2007. The Prior Plans terms were identical to the current purchase plan. During fiscal year 2008, there were 55,766 shares purchased at prices ranging from $38.63 to $ 40.66 per share under the Prior Plan. During fiscal year 2007, there were 48,043 shares purchased at prices ranging from $38.76 to $41.52 per share under the Prior Plan. During fiscal year 2006, there were 47,700 shares purchased at prices ranging from $27.20 to $35.88 per share under the Prior Plan.

        On April 2, 2006, we adopted SFAS No. 123(R), "Share-Based Payment", which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123(R) supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which previously allowed the intrinsic value method of accounting for stock options. Previously, we accounted for stock option grants using the intrinsic value method, and accordingly our reported net income did not include recognition of stock-based compensation expense prior to our adoption of SFAS No. 123(R) on April 2, 2006.

        We adopted SFAS No. 123(R) as of April 2, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, our consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense of $9.8 million and $10.2 million was recognized under SFAS No. 123(R) for the twelve months ended March 29, 2008 and March 31, 2007, respectively. The related income tax benefit recognized was $2.8 million and $2.9 for the twelve months ended March 29, 2008 and March 31, 2007, respectively. We recognize stock-based compensation on a straight line basis. The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the twelve months ended April 1, 2006:

April 1, 2006
(in thousands, except per share amounts)
Net income (as reported):	$68,396
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(5,974)

Pro Forma Net Income:	$62,422

Earnings per share:
Basic
As Reported	$2.58
Pro forma	$2.36
Diluted
As Reported	$2.49
Pro forma	$2.27

        SFAS No. 123(R) requires that cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) be reported as a financing cash flow, rather than as an operating cash flow, as previously required. This excess tax benefit was $1.6 million and $2.2 million for the twelve months ended March 29, 2008 and March 31, 2007, respectively.

        A summary of stock option activity for the three years ended March 29, 2008 is as follows:

		Weighted Average Exercise Price per Share
	Shares		Weighted Average Remaining Life (Years)
				Aggregate Intrinsic Value ($000's)
	Options Outstanding	Weighted Average Exercise Price
Outstanding at April 2, 2005	3,465,829	$25.54
Granted	937,692	$42.23
Exercised	(604,036)	$25.02
Terminated	(90,227)	$30.96

Outstanding at April 1, 2006	3,709,258	$29.71
Granted	969,733	$51.41
Exercised	(492,633)	$23.10
Terminated	(121,880)	$42.82

Outstanding at March 31, 2007	4,064,478	$35.30

Granted	299,650	$51.18
Exercised	(575,072)	$29.99
Terminated	(131,490)	$45.88

Outstanding at March 29, 2008	3,657,566	$37.05	4.61	$79,183

Exercisable at March 29, 2008	2,321,761	$31.37	4.18	$63,459

Expected to Vest at March 29, 2008	3,386,772	$36.23	4.56	$76,088

        The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $16.5 million, $11.6 million and $15.5 million, respectively.

        As of March 29, 2008 and March 31, 2007, there was $14.2 million and $18.6 million, respectively, of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over a weighted average period of 2.1 years and 2.6 years, respectively. The total fair value of shares fully vested during the twelve months ended March 29, 2008 and March 31, 2007 was $34.2 million and $30.2 million, respectively.

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

	March 29, 2008	March 31, 2007	April 1, 2006
Volatility	29.6%	31.2%	31.3%
Risk-Free Interest Rate	4.0%	5.0%	4.1%
Expected Life of Options	5 yrs.	5 yrs.	5 yrs.

        The weighted average grant date fair value of options granted during 2008, 2007 and 2006 was approximately $17.19, $18.93, and $14.82 respectively.

        We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of both March 29, 2008 and March 31, 2007, which represents the portion that we expect will be forfeited each year over the vesting period.

        The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	March 29, 2008	March 31, 2007	April 1, 2006
Volatility	21.3%	27.9%	22.4%
Risk-Free Interest Rate	4.6%	5.0%	4.0%
Expected Life of Options	6 mos.	6 mos.	6 mos.

        The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was $10.81, $12.00, and $9.97 in fiscal year 2008, 2007, and 2006, respectively.

        The following table summarizes information about stock options outstanding at March 29, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 29, 2008	Weighted Average Outstanding Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 29, 2008	Weighted Average Exercise Price
$15.16-$21.91	521,341	4.26	$20.72	521,341	$20.72
$22.27-$26.11	662,082	4.34	$24.41	563,294	$24.12
$27.13-$31.66	408,265	4.08	$30.93	402,515	$30.93
$32.01-$38.27	182,680	3.34	$33.34	178,305	$33.25
$41.15-$41.15	618,108	4.27	$41.15	322,468	$41.15
$42.12-$49.92	370,807	5.30	$47.42	143,341	$47.06
$51.07-$51.07	241,525	6.57	$51.07	—	—
$51.25-$51.25	2,000	4.7	$51.25	1,000	$51.25
$52.76-$52.76	631,778	5.01	$52.76	189,497	$52.76
$55.14-$55.14	18,980	6.82	$55.14	—	—

Total	3,657,566	4.61	$37.05	2,321,761	$31.37

Restricted Stock Awards

        As of March 29, 2008, there was $0.3 million of total unrecognized compensation cost related to non vested stock awards. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares fully vested during the twelve months ended March 29, 2008 was zero.

        A summary of restricted stock awards activity for the year ended March 29, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2007	—	—
Granted	10,000	$48.09
Released	—	—
Forfeited	—	—

Outstanding at March 29, 2008	10,000	$48.09

Restricted Stock Units

        As of March 29, 2008, there was $2.1 million of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.4 years. The total fair value of shares fully vested during the twelve months ended March 29, 2008 was zero.

        A summary of restricted stock units activity for the year ended March 29, 2008 is as follows:

	Shares	Weighted Average Market Value at Grant Date
Outstanding at March 31, 2007	—	—
Awarded	60,074	$51.51
Released	—	—
Forfeited	(1,742)	$51.33

Outstanding at March 29, 2008	58,332	$51.52

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

	Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
	(Dollars and shares in thousands except per share amounts)
Basic EPS
Net income	$51,980	$49,109	$68,396
Weighted average shares	25,824	26,746	26,478

Basic income per share	$2.01	$1.84	$2.58

Diluted EPS
Net income	$51,980	$49,109	$68,396
Basic weighted average shares	25,824	26,746	26,478
Dilutive effect of stock options	922	903	996

Diluted weighted average shares	26,746	27,649	27,474
Diluted income per share	$1.94	$1.78	$2.49

        During 2008, 2007 and 2006 approximately 1.0 million, 1.58 million and 0.04 million potentially dilutive common shares, respectively, were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares.

13.   COMPREHENSIVE INCOME

        Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For us, all other non-owner changes are primarily foreign currency translation; the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

        The reconciliation of the components of accumulated other comprehensive loss is as follows:

	Foreign Currency Translation, net of tax	Unrealized (loss) gain on derivatives (net of tax)	Minimum pension liability, net of tax	Total
	(in thousands)
Balance as of April 1, 2006	$(5,127)	$2,293	$0	$(2,834)

Changes during the year	$6,096	$(3,371)	$(90)	$2,635

Balance as of March 31, 2007	$969	$(1,078)	$(90)	$(199)

Changes during the year	$11,748	$(7,022)	$276	$5,002

Balance as of March 29, 2008	$12,717	$(8,100)	$186	$4,803

        A summary of the components of other comprehensive income is as follows:

	Years Ended
	March 29, 2008	March 31, 2007	April 1, 2006
	(In thousands)
Net income	$51,980	$49,109	$68,396

Other comprehensive income:
Foreign currency translation	11,748	6,096	(5,346)
Unrealized (loss) / gain on cash flow hedges, net of tax	(10,055)	(3,300)	5,225
Reclassifications into earnings of cash flow hedge (gains) / losses, net of tax	3,033	(71)	(2,274)
Minimum pension liabilities adjustment, net of tax	276		260

Total comprehensive income	$56,982	$51,834	$66,261

14.   RETIREMENT PLANS

Defined Contribution Plans

        We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $2.4 million in 2008, $2.2 million in 2007 and $1.9 million in 2006. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal year 2008, 2007 or 2006.

        One of our subsidiaries also has a defined contribution plan. Both the employee and the employer make contributions to the plan. The employer contributions to this plan were $0.9 million, $0.4 million and $0.3 million in fiscal year 2008, 2007 and 2006, respectively.

Defined Benefit Plans

        In September 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)", ("FAS 158"), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for a plan's under-funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The Company adopted FAS 158 as of March 31, 2007 and accordingly is required to report changes in its funded status in comprehensive income on its Statement of Stockholders' Equity. The adoption of FAS 158 did not have a material effect on the Company's financial position at March 29, 2008 or March 31, 2007.

        Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. The measurement date for the plans is March 29, 2008.

        Some of the Company's foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	March 29, 2008	March 31, 2007	April 1, 2006
	(in thousands)
Service cost	$594	$654	$765
Interest cost on benefit obligation	$217	$195	$180
Expected return on plan assets	$(74)	$(179)	$(64)
Amortization of unrecognized prior service cost	$(35)	$(34)	$192
Amortization of unrecognized gain	—	$19	$38
Amortization of unrecognized initial obligation	$22	$21	$22

Totals	$724	$676	$1,133

        The activity under those defined benefit plans are as follows:

	March 29, 2008	March 31, 2007	April 1, 2006
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(6,690)	$(6,664)	$(6,288)
Service cost	(594)	(654)	(765)
Interest cost	(217)	(196)	(180)
Benefits paid	203	948	308
Actuarial loss	829	257	(259)
Currency translation	(463)	(381)	520

Benefit obligation, end of year	$(6,932)	$(6,690)	$(6,664)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$3,669	$3,994	$3,355
Company contributions	373	391	456
Benefits paid	(175)	(924)	(284)
Gain on plan assets	(454)	179	800
Currency translation	438	29	(333)

Fair value of Plan Assets, end of year	$3,851	$3,669	$3,994

Funded Status	$(3,141)	$(3,020)	$(2,177)
Unrecognized net actuarial (gain) loss	(235)	71	(175)
Unrecognized initial obligation	209	207	226
Unrecognized prior service cost	(182)	(196)	(229)

Net amount recognized	$(3,349)	$(2,938)	$(2,355)

Amounts recognized on the balance sheet:
Prepaid pension asset	$498	$647	$331
Accrued pension liability	(3,638)	(3,667)	(2,686)
Accumulated other comprehensive items pre-tax	(209)	82	—

Net amount recognized	$(3,349)	$(2,938)	$(2,355)

        One of the benefit plans is funded through assets of the Company. Accordingly that plan has no assets included in the information presented above. The assets of the other plan were greater than the accumulated benefit obligation in fiscal years 2008, 2007 and 2006, respectively.

        The weighted average rates used to determine the net periodic benefit costs were as follows:

	March 29, 2008	March 31, 2007	April 1, 2006
Discount rate	3.7%	3.5%	3.1%
Rate of increased salary levels	2.0%	1.3%	1.8%
Expected long-term rate of return on assets	0.0%	0.0%	2.0%

        We have no other material obligation for post-retirement or post-employment benefits.

        The Company's investment policy for its pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

        For the Company's plan with assets, the asset allocation at the end March 29, 2008 year end by asset category is presented in the following table:

Plan Assets	March 29, 2008	March 31, 2007
Equity Securities	59.0%	66.5%
Debt Securities	38.5%	31.5%
Real Estate	0.0%	0.0%
Other Assets	2.5%	2.0%

Total	100.0%	100.0%

        Expected benefit payments for both plans are estimated using the same assumptions used in determining the company's benefit obligation at March 29, 2008. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

Expected Benefit Payments	(in thousands)
Fiscal Year 2009	$243
Fiscal Year 2010	$250
Fiscal Year 2011	$251
Fiscal Year 2012	$252
Fiscal Year 2013	$271
Fiscal Year 2014-2018	$1,554

        The Company contributions for fiscal year 2009 are expected to be consistent with our recent historical experience.

15.   TRANSACTIONS WITH RELATED PARTIES

        We occasionally issue loans to employees for relocation costs and other personal purposes. The amount of these loans, which is included in other assets, amounted to approximately zero million in fiscal years 2008 and 2007, and $0.1 million in fiscal year 2006, respectively. These loans are payable within five years. Certain loans are interest bearing, and interest income is recorded on these loans when collected. Certain loans have forgiveness provisions based upon continued service or compliance with various guidelines. The outstanding loan balance is amortized as a charge to operating expense as such amounts are forgiven.

        During fiscal 2007, we made the fourth and final $1.0 million earn-out payment to 6 Encore Inc. (formerly Fifth Dimension Information Systems, Inc.), in accordance with the Asset Purchase Agreement, dated December 12, 2001, as amended, in which Haemonetics Enterprises, Inc. and Haemonetics Canada Ltd. purchased the assets of Fifth Dimension Information Systems, Inc. The President and principal shareholder of 6 Encore Inc. is Brad Lazaruik, former Haemonetics Vice President, (President, 5D division). The payments were made during fiscal year 2007, 2006, 2005 and 2004 respectively. The final earn-out payment was made to Mr. Lazaruik in February 2007. There are no additional payments to be made to Mr. Lazaruik by Haemonetics Corporation.

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

Enterprise Wide Disclosures About Product and Services

        We have three families of products: (1) those that serve the blood donor, (2) those that serve the patient and (3) our services and software products which are used in connections with our donor and patient products. Under the donor family of products we have included blood bank, red cell and plasma collection products. The patient products include autologous blood salvage products targeting surgical patients who lose blood before or after surgery as well as a blood loss diagnostic product. Software and services include information technology platforms and business services, like consulting and six sigma training, that assist blood centers and hospitals more effectively manage blood supply and demand.

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

        Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS®2 plasma collection system.

Patient

        Patient products include machines and single use disposables that process surgical blood. Patient products include the OrthoPAT, Cell Saver and cardioPAT surgical blood salvage systems, and the SmartSuction surgical suction product. Cell Saver is used in cardiovascular surgeries with high blood loss, other high blood loss surgeries, and trauma. The Cell Saver is used inter-operatively. The cardioPAT is used in lower blood loss and minimally invasive cardiovascular surgeries. The cardioPAT can be used both intra-operatively and post-operatively. OrthoPAT technology is used for lower, slower blood loss orthopedic procedures, where bleeding takes place during and after surgery. These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.

        The Smart Suction is an auto-regulating suction system which removes blood and debris from the surgical field. The systems are used in conjunction with surgical blood salvage.

        In November of 2007 we acquired the TEG® Thrombelastograph® Hemostasis Analyzer business from Haemoscope. The TEG system is a diagnostic tool which allows surgeons to determine the likelihood that a patient will need a transfusion so the surgeon can then decide the best blood-related clinical treatment for the individual patient.

Software and Services

        Software and services revenue includes revenue generated from Haemonetics Software Solutions business, equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales. Haemonetics Software Solutions provides information technology platforms to plasma collectors, blood banks and the U.S. Department of Defense.

        Revenues from External Customers:

	Years ended
	March 29, 2008	March 31, 2007	April 1, 2006
	(in thousands)
Disposables Revenues by Product Family
Donor:
Plasma	$155,219	$126,971	$109,100
Blood Bank	$136,148	$126,216	$132,407
Red Cell	$46,377	$43,406	$37,830

	$337,744	$296,593	$279,337
Patient:
Surgical	$72,085	$66,552	$65,893
OrthoPAT	$34,301	$30,515	$21,864

	$106,386	$97,067	$87,757
Disposables Revenue	$444,130	$393,660	$367,094
Equipment	$32,812	$22,229	$25,759
Software and Services	$39,498	$33,718	$26,880

Total revenues from external customers	$516,440	$449,607	$419,733

Enterprise Wide Disclosures About Product and Services
Years ended (in thousands)

March 29, 2008

	United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Germany	France	United Kingdom	Italy	Switzerland	Austria	Other Europe	Total Europe	Total Consolidated
Sales	$232,812	$53	$232,865	$88,759	$39,323	$128,082	$40,815	$27,092	$6,660	$20,816	$38,761	$7,967	$13,383	$155,493	$516,440
Total Assets	$342,006	$6,559	$348,565	$51,016	$24,513	$75,529	$31,105	$25,573	$14,890	$30,278	$48,616	$3,929	$30,465	$184,856	$608,950
Long-Lived Assets	$192,203	$5,743	$197,946	$11,355	$3,119	$14,474	$2,385	$2,487	$2,161	$3,350	$1,828	$703	$9,705	$22,619	$235,039

March 31, 2007

	United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Germany	France	United Kingdom	Italy	Switzerland	Austria	Other Europe	Total Europe	Total Consolidated
Sales	$211,044	$146	$211,190	$88,206	$16,444	$104,650	$36,967	$23,684	$5,023	$18,100	$25,443	$8,598	$15,952	$133,767	$449,607
Total Assets	$420,333	$4,755	$425,088	$39,757	$10,003	$49,760	$18,507	$9,664	$7,105	$24,356	$9,187	$3,400	$25,668	$97,887	$572,735
Long-Lived Assets	$123,484	$4,278	$127,762	$9,840	$1,938	$11,778	$1,636	$1,377	$2,721	$3,184	$991	$697	$9,444	$20,050	$159,590

April 1, 2006

	United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Germany	France	United Kingdom	Italy	Switzerland	Austria	Other Europe	Total Europe	Total Consolidated
Sales	$161,679	$4,582	$166,261	$100,214	$31,016	$131,230	$32,456	$24,377	$5,605	$17,084	$23,754	$8,921	$10,045	$122,242	$419,733
Total Assets	$418,809	$5,005	$423,814	$40,142	$10,240	$50,382	$13,981	$8,054	$21,051	$13,186	$6,308	$3,801	$4,880	$71,261	$545,457
Long-Lived Assets	$90,350	$3,632	$93,982	$12,995	$731	$13,726	$4,204	$1,008	$9,998	$2,584	$58	$744	$1,835	$20,431	$128,139

17.   REORGANIZATION

        In FY2007, the Company embarked on the first year of a business transformation with the primary focus on our international businesses. The goal of the transformation was to position these businesses to complement the growth of our U.S. business.

        Having completed the business transformation in both Japan and Asia, on April 2, 2007 management approved a plan to consolidate our customer support functions in Europe into our European Headquarters in Signy, Switzerland. The consolidated center in Signy now includes finance, customer and sales support, and logistics supply chain management. The majority of the consolidation of these functions occurred during fiscal year 2008. During fiscal year 2008, we recorded pre-tax restructuring costs of $3.9 million as selling, general and administrative costs including $2.8 million of one-time termination benefits and related costs (principally severance, outplacement costs and relocation costs) and $1.1 million of costs associated with reducing our facilities. The remaining costs will be paid out during fiscal 2009.

        We expect this transformation will yield improved operating effectiveness, including improved customer service, enhanced business continuity for our global organization, and greater professional development opportunities for our employees.

        Additionally during fiscal year 2008, we incurred other transformation costs of $1.8 million including the costs of hiring new personnel in our new shared services center in Signy, Switzerland. These costs are not included in the table below.

        Also included in fiscal year 2008 restructuring costs were costs associated with exiting our OEM solutions business in South Carolina. We cancelled a contract to produce solutions for a pharmaceutical company and wrote down the associated assets. These costs totaled approximately $0.6 million.

        The following summarizes the restructuring activity for fiscal years 2008 and 2007, respectively:

(Dollars in thousands)	Balance at March 31, 2007	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at March 29, 2008
Employee-related costs	$—	$2,800	$2,279	$—	$521
Facility related costs	0	$1,073	$727	$304	$42
Other Exit & Termination Costs	0	$663	$188	$397	$78

	$—	$4,536	$3,194	$701	$641

(Dollars in thousands)	Balance at April 1, 2006	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at March 31, 2007
Employee-related costs	$—	$2,640	$2,640	$—	$—
Facility related costs	—	878	572	306	—

	$—	$3,518	$3,212	$306	$—

18.   CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

        The Company is implementing an Enterprise Resource Planning (ERP) system. In Fiscal 2007, we began our plan to implement the system in three phases over three years.

        The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $7.5 million and $8.7 million in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage during fiscal year 2008 and 2007, respectively. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $14.4 million in third party development costs and internal personnel. The Company incurred depreciation expense of $1.4 million and zero during fiscal year 2008 and 2007, respectively relating to the above capitalized costs.

        SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed", specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed. In connection with the development of our next generation Donor apheresis platform, the Company capitalized $5.1 million and $5.9 million in software development costs in fiscal 2008 and fiscal 2007, respectively, for $11 million in total software development costs. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. We will begin to amortize these costs when the device is released for sale.

        Additionally, the Company capitalized $2.5 million in other software development costs for ongoing initiatives. We will begin to amortize these costs when the products are released for sale.

        In connection with these development activities we capitalized interest of $0.5 million in fiscal 2008 and $0.2 million in fiscal 2007, respectively.

19.   SUMMARY OF QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Fiscal year ended March 29, 2008:
Net revenues	$121,936	$121,179	$134,587		$138,739
Gross profit	$61,494	$59,889	$66,201		$70,141
Operating income	$15,779	$14,616	$19,583		$20,309
Net income	$12,677	$11,167	$14,343		$13,793
Share data:
Net Income:
Basic	$0.48	$0.44	$0.56		$0.54
Diluted	$0.46	$0.42	$0.54		$0.52
Fiscal year ended March 31, 2007:
Net revenues	$110,674	$108,487	$113,527		$116,919
Gross profit	$57,373	$55,162	$56,419		$58,346
Operating income(a)	$14,891	$5,156	$17,005	(b)	$25,691
Net income	$11,156	$1,266	$16,902		$19,784
Share data:
Net Income:
Basic	$0.41	$0.05	$0.64		$0.75
Diluted	$0.40	$0.05	$0.62		$0.72

(a)
Includes a $9.1 million In-process R&D impact of Arryx acquisition.

(b)
Includes a $5.7 million net settlement agreement resulting from a $6 million settlement received on January 29, 2007 for full satisfaction of its claims.

20.   SUBSEQUENT EVENTS (UNAUDITED)

        As discussed in our Earning Release on May 1, 2008, the Company announced plans to initiate a new $60 million share repurchase program. Repurchases commenced on May 5, 2008.

        On May 1, 2008, management announced a plan to transform our Technical Operations organization, which includes research, development and engineering, quality systems and manufacturing. Our goal is to better align our Technical Operations resources with our strategy to be the global leader in blood management solutions for our customers. This transformation will include: optimizing the products manufactured in our plants to best support our global customer base and concentrating our RD&E resources on one platform project.

        We will implement these actions over the course of FY09. To complete this plan we expect to incur exit related costs of $7 million to $8 million, including $4 to $5 million of one-time termination benefits and related costs (principally severance and outplacement costs), and up to $3 million of other costs including relocation costs, the costs of exiting certain lease arrangements, and the cost of disposing of certain assets.

        We expect these costs will be incurred and reflected in the financial statements principally during Fiscal Year 2009, which began on March 30, 2008. We expect this transformation will align our resources with our vision of being the global leader in blood management solutions.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation:

        We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 29, 2008 and March 31, 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 29, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at March 29, 2008 and March 31, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, effective April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, (FIN 48).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation's internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts May 22, 2008

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 29, 2008. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of March 29, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation

        We have audited Haemonetics Corporation's internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haemonetics Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Haemonetics Corporation maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation as of March 29, 2008 and March 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 29, 2008 of Haemonetics Corporation and our report dated May 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts May 22, 2008

C) Changes in Internal Controls

        There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the Company's most recently completed fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        During the first three quarters of fiscal 2008, the Company completed the first phase of a company-wide implementation of Oracle, a global enterprise resource planning (ERP) system (see Footnote #18). Oracle is now implemented in the U.S., Europe, Japan and Asia. The ERP implementation replaced our existing order entry, fulfillment, service and financial systems, resulting in significant changes to our business processes and therefore our controls. These changes are intended to improve customer service and controls and reduce manual processes. As with any significant change we have identified certain control deficiencies resulting from business process, system and user issues. Our implementation process is designed to identify and remediate issues of this nature, and includes participation from global users, functional leaders and ERP implementation leads. We have monitoring controls in place to ensure the ongoing reliability of our financial reporting. We believe the controls, as implemented, are appropriate and functioning effectively.

        Other than the change mentioned above, no other change in the Company's internal control over financial reporting occurred during fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant and Corporate Governance

1.
The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 31, 2008.

2.
The information concerning our Executive Officers is set forth at the end of Part I hereof.

3.
The balance of the information required by this item including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 31, 2008. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company's Code of Business Conduct located on the Company's internet web site at http://www.haemonetics.com/site/content/investor/investor.asp and it is available in print to any shareholder who requests it. Such requests should be directed to our Company's Secretary.

  We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethics that applies to our chief executive officer, chief financial officer or senior financial officers and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on our website.

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held. July 31, 2008. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being "furnished" hereunder and shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be held July 31, 2008.

Stock Plans

        The following table below sets forth information as of March 29, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in columns (a)*
Plan Category
Equity Compensation Plans approved by security holders	3,780,063	$37.05	3,021,761
Equity compensation plans not approved by security holders

Total	3,780,063	$37.05	3,021,761

*
Includes 700,000 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 31, 2008.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 31, 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The following documents are filed as a part of this report:

A)
Financial Statements are included in Part II of this report

        All other schedules have been omitted because they are not applicable or not required.

B)
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 97, which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION
	By:	/s/ BRAD NUTTER Brad Nutter, Chairman and Chief Executive Officer
Date: May 22, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRAD NUTTER Brad Nutter	Chairman and Chief Executive Officer, (Principal Executive Officer)	May 22, 2008
/s/ CHRISTOPHER LINDOP Christopher Lindop	Chief Financial Officer and Vice President Business Development, (Principal Financial Officer)	May 22, 2008
/s/ SUSAN M. HANLON Susan M. Hanlon	Vice President Planning and Control (Principal Accounting Officer)	May 22, 2008
/s/ LAWRENCE C. BEST Lawrence C. Best	Director	May 22, 2008
/s/ SUSAN BARTLETT FOOTE Susan Bartlett Foote	Director	May 22, 2008
/s/ RONALD GELBMAN Ronald Gelbman	Director	May 22, 2008
/s/ PEDRO GRANADILLO Pedro Granadillo	Director	May 22, 2008
/s/ MARK KROLL, PH.D. Mark Kroll	Director	May 22, 2008
/s/ RICHARD MEELIA Richard Meelia	Director	May 22, 2008
/s/ RONALD MERRIMAN Ronald Merriman	Director	May 22, 2008

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
3D*	Articles of Amendment to the Articles of Organization of the Company filed August 21, 2006 with the Secretary of the Commonwealth of Massachusetts
3E*	By-Laws of the Company, as amended January 23, 2008 (filed as Exhibit 99.1 to the Company's Form 8-K No. 1-14041 dated January 23, 2008 and incorporated herein by reference).
2. Instruments defining the rights of security holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
3. Material Contracts
10A*	The 1990 Stock Option Plan, as amended (filed as Exhibit 4A to the Company's Form S-8 No. 33-42006 and incorporated herein by reference).
10B*	Form of Option Agreements for Incentive and Non-qualified Options (filed as Exhibit 10B to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
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
10Y*
Second Amendment to lease dated July 17, 1990 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania.(filed as Exhibit 10AG to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
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
10AB*
Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees. (filed as Exhibit 10AJ to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
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
10AK*	Amendment dated April 22, 2005 to the 7.05% Senior Notes (filed as Exhibit 10AK to the Company's Form 10-K No 1-10730 for the year ended April 2, 2005 and incorporated herein by reference).
10AL*	2005 Long Term Incentive Compensation Plan (filed as Item 2 in the Company's 2005 Definitive Proxy Statement)
10AM*
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q No 1-10730 for the quarter ended October 1, 2005).
10AN*
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term Incentive Compensation Plan for Employees (filed as Exhibit 10.2 to the Company's Form 10-Q No 1-10730 for the quarter ended October 1, 2005).
10AO*
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company's Form 10-Q No 1-10730 for the quarter ended October 1, 2005).
10AP*
Change in Control Agreement dated January 19, 2006 between the Company and Brad Nutter, President and Chief Executive Officer. (filed as Exhibit 10AP to the Company's Form 10-K No 1-10730 for the year ended April 1, 2006 and incorporated herein by reference).
10AQ*
Form of Change in Control Agreement dated January 19, 2006 between the Company and members of the Company's Operating Committee. (filed as Exhibit 10AQ to the Company's Form 10-K No 1-10730 for the year ended April 1, 2006 and incorporated herein by reference).
10AR*
Form of Change in Control Agreement entered into between the Company and Thomas Lawlor and Christopher Lindop on September 5, 2006 and January 2, 2007, respectively. (filed as Exhibit 10AR to the Company's Form 10-K No 1-10730 for the year ended March 31, 2007 and incorporated herein by reference).
10AS	2007 Employee Stock Purchase Plan (filed herewith)
10AT*
Form of Restricted Stock Agreement with Employees under 2005 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Form 10-Q, Registration No. 1-14041 for quarter ended September 29, 2007.)
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

*
Incorporated by reference

(All other exhibits are inapplicable.)

SCHEDULE II

HAEMONETICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Period
For Year Ended March 29, 2008
Allowance for Doubtful Accounts	$1,440	$1,295	$(370)	$2,365
For Year Ended March 31, 2007
Allowance for Doubtful Accounts	$1,086	$567	$(213)	$1,440
For Year Ended April 1, 2006
Allowance for Doubtful Accounts	$2,074	$236	$(1,224)	$1,086