Form 10-Q
period 2008-06-28
HAEMONETICS CORP
filed 2008-08-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: June 28, 2008     Commission File Number: 1-10730

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒                    Accelerated filer ☐

Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐     No ☒

The number of shares of $.01 par value common stock outstanding as of June 28, 2008:

25,394,824

HAEMONETICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Unaudited in thousands, except per share data)

	Three months ended
	June 28	June 30
	2008	2007

Net revenues	$144,116	$121,936
Cost of goods sold	71,079	60,442

Gross profit	73,037	61,494

Operating expenses:

Research, development and engineering	5,844	6,276
Selling, general and administrative	47,859	39,439

Total operating expenses	53,703	45,715

Operating income	19,334	15,779

Interest income, net	630	1,696
Other income, net	375	957

Income before provision for income taxes	20,339	18,432

Provision for income taxes	5,998	5,755

Net income	$14,341	$12,677

Basic income per common share
Net income	$0.56	$0.48

Income per common share assuming dilution
Net income	$0.54	$0.46

Weighted average shares outstanding
Basic	25,607	26,534
Diluted	26,517	27,403

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 28, 2008	March 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,287	$133,553
Accounts receivable, less allowance of $2,496 at June 28, 2008 and $2,365 at March 29, 2008	127,931	120,252
Inventories, net	71,196	65,388
Deferred tax asset, net	12,518	15,832
Prepaid expenses and other current assets	21,878	24,409
Total current assets	353,810	359,434
Property, plant and equipment:
Land, building and building improvements	43,765	43,873
Plant equipment and machinery	91,811	88,811
Office equipment and information technology	53,348	52,787
Haemonetics equipment	182,309	178,827
Total property, plant and equipment	371,233	364,298
Less: accumulated depreciation	252,155	247,814
Net property, plant and equipment	119,078	116,484
Other assets:

Other intangibles, less amortization of $21,380 at June 28, 2008 and $19,821 at March 29, 2008	65,520	64,333
Goodwill	54,786	54,222
Deferred tax asset, long term	9,954	9,244
Other long-term assets	5,081	5,233
Total other assets	135,341	133,032
Total assets	$608,229	$608,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$9,028	$6,326
Accounts payable	21,300	19,724
Accrued payroll and related costs	20,774	19,824
Accrued income taxes	7,090	5,285
Other liabilities	39,088	46,518
Total current liabilities	97,280	97,677

Long-term debt, net of current maturities	5,882	6,037
Long-term deferred tax liability	3,253	3,253
Other long-term liabilities	7,884	7,795

Commitments and contingencies (Note 13)
Stockholders’ equity:

Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding– 25,394,824 shares at June 28, 2008 and 25,694,769 shares at March 29, 2008	254	256
Additional paid-in capital	193,413	186,933
Retained earnings	291,462	302,196
Accumulated other comprehensive income	8,801	4,803
Total Stockholders’ equity	493,930	494,188
Total liabilities and stockholders’ equity	$608,229	$608,950

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(Unaudited in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income / (Loss)	Equity	Income

Balance, March 29, 2008	25,695	$256	$186,933	$302,196	$4,803	$494,188

Employee stock purchase plan	32	—	1,396	—	—	1,396
Exercise of stock options and related tax benefit	180	2	6,458	—	—	6,460
Shares repurchased	(515)	(4)	(3,741)	(25,075)	—	(28,820)
Issuance of restricted stock, net of cancellations	3	—	—	—	—	—
Stock Compensation expense	—	—	2,367	—	—	2,367
Net income	—	—	—	14,341	—	14,341	14,341
Foreign currency translation adjustment	—	—	—	—	(1,502)	(1,502)	(1,502)
Unrealized gain on hedges					2,907	2,907	2,907
Reclassification of hedge loss to earnings	—	—	—	—	2,593	2,593	2,593
Comprehensive income	—	—	—	—	—	—	18,339

Balance, June 28, 2008	25,395	$254	$193,413	$291,462	$8,801	$493,930

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Three Months Ended
	June 28,	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$14,341	$12,677
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	7,986	7,180
Stock compensation expense	2,367	2,271
Gain/(loss) on sales of plant, property and equipment	1,352	(193)
Unrealized loss/(gain) from hedging activities	1,985	(871)

Change in operating assets and liabilities:
Increase in accounts receivable, net	(10,448)	(640)
Increase in inventories	(4,865)	(8,049)
Increase in prepaid income taxes	(639)	(1,491)
Increase in other assets and other long-term liabilities	(5,658)	(586)
Tax benefit of exercise of stock options	604	962
Increase in accounts payable and accrued expenses	6,817	2,921
Net cash provided by operating activities	13,842	14,181
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(12,395)	(11,448)
Proceeds from sale of property, plant and equipment	2,476	1,305
Acquisition of Medicell	(2,362)	—
Net cash used in investing activities	(12,281)	(10,143)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(155)	(153)
Net increase/(decrease) in short-term revolving credit agreements	3,178	(2,866)
Employee stock purchase plan	1,396	1,120
Exercise of stock options	4,779	7,643
Excess tax benefit on exercise of stock options	1,282	534
Stock Repurchase	(24,945)	(24,753)
Net cash used in financing activities	(14,465)	(18,475)
Effect of Exchange Rates on Cash and Cash Equivalents	(362)	1,266
Net Decrease in Cash and Cash Equivalents	(13,266)	(13,171)
Cash and Cash Equivalents at Beginning of Year	133,553	229,227
Cash and Cash Equivalents at End of Period	$120,287	$216,056
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$993	$1,473

Supplemental Disclosures of Cash Flow Information:
Interest paid	$139	$353
Income taxes paid	$3,923	$2,290

The accompanying notes are an integral part of these consolidated financial statements

1.     BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the three months ended June 28, 2008. Operating results for the three month period ended June 28, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2009, or any other interim period.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 29, 2008.

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2009 and 2008 include 52 weeks with all four quarters including 13 weeks.

Revenue Recognition

Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with SAB No. 104, “Revenue Recognition” , EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition, as amended”.  These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other objective evidence as defined in EITF 00-21, or vendor specific objective evidenced under SOP 97-2.

Product Revenues

Product sales consist of the sale of our equipment devices and the related disposables used with these devices.   On product sales to end customers, revenue is recognized when both the title and risk of loss have transferred to the customer as determined by the shipping terms and all obligations have been completed. Examples of common post delivery obligations are installation and training.  For product sales to distributors, we recognize revenue for both equipment and disposables upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product.

Software and Service Revenues

At this time, our software and services business principally provides support to our plasma and blood collection customers.  Through our Haemonetics Software Solutions unit, (formerly 5D™ Information Management (“5D”) and Information Data Management (“IDM”)), we provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories, and for efficient and compliant operations of blood and plasma collection centers.  For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. Software license revenues are generally billed periodically, monthly or quarterly and recognized for the period for which the service is provided. Our software and service business model includes the provision of services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly or quarterly fees.  We recognize these fees and charges as earned, typically as these services are provided during the contract period.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We are currently evaluating the potential impact of SFAS No. 162 on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, as an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for annual periods beginning on or after November 15, 2008. We are currently evaluating the potential impact of SFAS No. 161 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of SFAS 141(R) on our financial position and results of operations. This statement is effective for our fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of SFAS No. 160 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

3.     EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS Statement No. 128, “Earnings Per Share.”  Basic EPS is computed by dividing net income by weighted average shares outstanding.  Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	June 28, 2008	June 30, 2007
	(in thousands, except per share amounts)
Basic EPS
Net income	$14,341	$12,677

Weighted average shares	25,607	26,534

Basic income per share	$0.56	$0.48

Diluted EPS
Net income	$14,341	$12,677

Basic weighted average shares	25,607	26,534

Net effect of common stock equivalents	910	869

Diluted weighted average shares	26,517	27,403

Diluted income per share	$0.54	$0.46

4.     STOCK-BASED COMPENSATION

Stock-based compensation expense of $2.4 million was recognized for the both three months ended June 28, 2008 and June 30, 2007.  The related income tax benefit recognized was $0.7 million for the both three months ended June 28, 2008 and June 30, 2007. We recognize stock-based compensation on a straight line basis.

For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 29, 2008.   Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan.  Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors.  With the exception of one performance based restricted stock award granted this quarter, all options, restricted stock awards and restricted stock units granted to employees in the three months ended June 28, 2008 vest over a four year period of time and the options expire not more than 7 years from the date of grant.

Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) are reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $1.3 million and $0.6 million for the three months ended June 28, 2008 and June 30, 2007, respectively.

A summary of information related to stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ 000’s)
Outstanding at March 29, 2008	3,657,566	$37.05	4.61	$79,183

Granted	842	$57.86
Exercised	(180,095)	$26.52
Forfeited	(40,030)	$45.80

Outstanding at June 28, 2008	3,438,283	$37.51	4.37	$69,606

Exercisable at June 28, 2008	2,386,164	$32.84	4.03	$59,435

Expected to Vest at June 28, 2008	3,213,986	$36.76	4.32	$67,468

The total intrinsic value of options exercised during the three month periods ended June 28, 2008 and June 30, 2007, was $5.6 million and $3.6 million, respectively.

As of June 28, 2008 and June 30, 2007, there was $12.2 million and $16.9 million, respectively, of total unrecognized compensation cost related to non vested stock options. That cost is expected to be recognized over a weighted average period of 2.0 years and 2.36 years. The total fair value of shares fully vested during the three months ended June 28, 2008 was $14.1 million and during the three months ended June 30, 2007 was $14.2 million.

The weighted average fair value for our options granted in the first three months of 2008 and 2007 was $17.32 and $17.00, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.   The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended
	June 28, 2008	June 30, 2007
Stock Options Black-Scholes assumptions (weighted average):
Volatility	28.94%	30.50%
Expected life (years)	4.9	5.0
Risk-free interest rate	2.97%	4.50%
Dividend yield	0.00%	0.00%

As of June 28, 2008 and June 30, 2007, there was $0.4 and $0.5 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.42 and 3.84 years, respectively. The total fair value of restricted stock awards vested during the three months ended June 28, 2008 was $0.1 million and during the three months ended June 30, 2007 was $0.0 million.

A summary of information related to restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 29, 2008	10,000	$48.09

Granted	3,456	$57.22
Vested	(2,500)	$48.09
Forfeited	—	—

Nonvested at June 28, 2008	10,956	$50.97

As of June 28, 2008 and June 30, 2007, there was $2.0 and $0.0 million, respectively, of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares fully vested was $0.0 million for both the three months ended June 28, 2008 and June 30, 2007.

A summary of information related to restricted stock units is as follows:

	Shares	Weighted Average Market Value at Grant Date
Nonvested at March 29, 2008	58,332	$51.52

Granted	210	$57.22
Vested	—	—
Forfeited	(1,905)	$50.85

Nonvested at June 28, 2008	56,637	$51.56

As of June 28, 2008, there was $0.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares.  That cost is expected to be recognized over the remainder of fiscal year 2009.

During the three months ended June 28, 2008 and June 30, 2007, there were 31,474 and 28,968 shares purchased under the ESPP, respectively.  They were purchased at $44.353 and $38.6325 per share under the ESPP.

5.     ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of goods sold with the exception of $3.1 million and $1.9 million for the three month periods ended June 28, 2008 and June 30, 2007, respectively, that are included in selling, general, and administrative expenses.  Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

6.     FOREIGN CURRENCY

We enter into forward exchange contracts to hedge the probable cash flows from forecasted inter-company foreign currency denominated revenues, principally Japanese Yen and Euro. The purpose of our hedging strategy is to lock in foreign exchange rates for 12 months to minimize, for this period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter into forward contracts that settle within 35 days to hedge certain inter-company receivables denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The forward exchange contracts are recorded at fair value and are included in other current assets or other current liabilities on our consolidated balance sheets.  The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues on our consolidated statements of income when the underlying hedge transaction affects earnings.  The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.   In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify any gain or loss on the related cash flow hedge from other comprehensive income to earnings at that time.  The ineffective portion of a derivative’s change in fair value is recognized currently in other income, net in our consolidated statements of income.

7.     PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration.  We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	June 28, 2008	June 30, 2007
	(in thousands)
Warranty accrual as of the beginning of the period	$929	$734

Warranty Provision	535	350

Warranty Spending	(504)	(350)

Warranty accrual as of the end of the period	$960	$734

8.     COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	June 28, 2008	June 30, 2007
Net income	$14,341	$12,677

Other comprehensive income:

Foreign currency translation	(1,502)	297

Unrealized gain on cash flow hedges, net of tax	2,907	750
Reclassifications into earnings of cash flow hedge losses, net of tax	2,593	167
Total comprehensive income	$18,339	$13,891

9.     INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	June 28, 2008	March 29, 2008
	(in thousands)
Raw materials	$18,686	$16,107
Work-in-process	15,713	14,430
Finished goods	36,797	34,851
	$71,196	$65,388

10.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the three months ended June 28, 2008 is as follows (in thousands):

Carrying amount as of March 29, 2008	$54,222
Medicell (a)	1,238
Haemoscope (b)	21
Effect of change in rates used for translation	(695)

Carrying amount as of June 28, 2008	$54,786

(a)          A description of the acquisition of Medicell Ltd. which occurred on April 4, 2008, is included later in this footnote.

(b)         See Foot Note #3, Acquisitions, in our fiscal year 2008 Form 10-K for a full description of the acquisition of Haemoscope Corporation’s TEG® Thrombelastograph® Hemostasis Analyzer business (“Haemoscope”), which occurred on November 20, 2007.

Other Intangible Assets

As of June 28, 2008

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles

Patents	$11,789	$4,320	12

Capitalized Software	14,821	350	5

Other technology	28,523	10,354	12

Customer contracts and related relationships	30,644	6,327	11

Trade Names	600	29	12

Subtotal	86,377	21,380	11

Indefinite Life Intangibles Trade name	523	n/a	Indefinite

Total Intangibles	$86,900	$21,380

As of March 29, 2008

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles

Patents	$11,725	$4,073	12

Capitalized Software	13,638	296	6

Other technology	28,327	10,013	11

Customer contracts and related relationships	29,342	5,439	8

Trade Names	600	0	12

Subtotal	83,632	19,821	11

Indefinite Life Intangibles Trade name	522	n/a	Indefinite

Total Intangibles	$84,154	$19,821

On April 4, 2008, the Company acquired Medicell Ltd. (“Medicell”) for approximately $2.4 million in cash plus contingent consideration based upon future operating performance.  Medicell has been the exclusive distributor in the United Kingdom for the Haemoscope product line since 1998.  The purchase price was principally allocated to intangible assets including goodwill.  The purchase price allocation will be finalized no later than one year from the acquisition date.  The results of the Medicell operations are included in our consolidated results for periods after the acquisition date.

In addition to the Medicell acquisition discussed above, changes to the net carrying value of our intangible assets from March 29, 2008 to June 28, 2008, reflect the capitalization of software costs associated with our devices and software products (see Footnote #17), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for amortized other intangible assets was $1.5 million and $0.9 million for the three months ended June 28, 2008 and June 30, 2007, respectively. Annual amortization expense is expected to approximate $5.8 million for fiscal year 2009, $6.1 million for fiscal year 2010, $6.2 million for fiscal year 2011, $5.8 million for fiscal year  2012, $5.7  million for fiscal year 2013, and $6.2 million for fiscal year 2014.

11.  FAIR VALUE MEASUREMENT

We adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, as of March 30, 2008. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB released Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with Staff Position No. 157-2, we have not applied the provisions of Statement No. 157 to the following nonfinancial assets and nonfinancial liabilities:

•                  Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•                  Reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for our goodwill impairment test in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets;

•                  Indefinite-lived intangible assets measured at fair value for impairment assessment in accordance with Statement No. 142;

•                  Nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and

•                  Nonfinancial liabilities associated with exit or disposal activities initially measured at fair value under FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

We will be required to apply the provisions of Statement No. 157 to these nonfinancial assets and nonfinancial liabilities as of March 29, 2009 and are currently evaluating the impact of the application of Statement No. 157 as it pertains to these items. The application of Statement No. 157 for financial assets and financial liabilities did not have a material impact on our financial position, results of operations or cash flows.

On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds and foreign currency derivative contracts. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.

Statement No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

•                  Level 1 – Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•                  Level 2 – Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•                  Level 3 – Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Our money market funds carried at fair value are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  We determine the fair value of these instruments using the framework prescribed by Statement No. 157 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current interest rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities.  We use a discounted cash flow model to value these forward foreign exchange contracts. The most significant input to this model is the current foreign exchange spot rate. We have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments.

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 28, 2008:

(in thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$95,364			$95,364
Forward currency exchange contracts		$747		$747
	$95,364	$747	$—	$96,111

Liabilities
Forward currency exchange contracts		$2,739		$2,739
	$—	$2,739	$—	$2,739

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended June 28, 2008.

Statement No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. We adopted Statement No. 159 as of March 30, 2008 and did not elect the fair value option for our eligible financial assets and financial liabilities.

12.                               INCOME TAXES

Our reported tax rate includes two principal components: an annual effective tax rate and discrete items that are recorded in the quarter that an event occurs.  Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years and a statute of limitation’s expiration.

The reported tax rates were 29.5% and 31.2% for the three month periods ended June 28, 2008 and June 30, 2007, respectively.

For the three months ended June 28, 2008, the reported tax rate includes a 35.1% annual effective tax rate. The annual effective tax rate reflects the expiration of federal research and development credits and a shift away from investing in tax-exempt interest bearing assets. Additionally, during the quarter, the reported tax rate also involved a $1.1 million reversal (or a 560 basis point rate reduction) of previously accrued foreign income taxes in Japan due to the expiration of the statute of limitations.

We expect our annual effective tax rate to be approximately 35.1% for the remainder of fiscal year 2009.

As of March 29, 2008, our unrecognized tax benefits totaled approximately $5.2 million which, if recognized, would favorably affect our effective tax rate in future periods. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. In addition to the expiration of the statute of limitations in Japan during the three months ended June 28, 2008, approximately $1.1 million of unrecognized tax benefits may be recognized through the end of the fiscal year if the statute of limitations closes in various jurisdictions and no adjustment is made to our tax position. Total unrecognized tax benefits on June 28, 2008 were $4.2 million.

Our historic practice has been and continues to be to recognize interest and penalties related to federal, state, and foreign income tax matters in income tax expense. Approximately $0.85 million and $0.8 million are accrued for interest at June 28, 2008 and March 29, 2008, respectively.

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

14. DEFINED BENEFIT PENSION PLANS

Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	June 28, 2008	June 30, 2007
	(in thousands)
Service Cost	$150	$143
Interest cost on benefit obligation	66	52
Expected return on plan assets	(19)	(18)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(4)	(3)
Net periodic benefit cost	$193	$174

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

Enterprise Wide Disclosures about Product and Services

We have three families of products: (1) those that serve the blood donor, (2) those that serve the patient and (3) our services and software products which are used in connections with our donor and patient products. Under the donor family of products we have included blood bank, red cell and plasma collection products. The patient products include autologous blood salvage products targeting surgical patients who lose blood before or after surgery as well as a blood loss diagnostic product. Software and services include information technology platforms and business services that assist blood banks, plasma centers, and hospitals more effectively manage regulatory compliance and operational efficiency.

Donor

The blood bank products include machines, single use disposables and solutions that perform “apheresis,” (the automated, on-line separation of a blood donor’s whole blood into its components, followed by the diversion of one or more blood components targeted for collection and the automated return to the donor of the “unwanted” components) as well as the washing of red blood cells for certain procedures. The main devices used for these blood component procedures are the MCS®+ mobile collection systems and the ACP® 215 automated cell processing system.

Red cell products include machines, single use disposables and solutions that perform apheresis for the collection of red blood cells. The devices used for the collection of red blood cells is the MCS®+ 8150 mobile collection system and the Cymbal mobile collection system.

Plasma collection products are machines, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma. The device used in automated plasma collection is the PCS®2 plasma collection system.

Patient

Patient products include machines and single use disposables that process surgical blood. Patient products include the OrthoPAT, Cell Saver and cardioPAT surgical blood salvage systems, and the SmartSuction Harmony surgical suction product. Cell Saver is used in cardiovascular surgeries with high blood loss, other high blood loss surgeries, and trauma. The Cell Saver is used intra-operatively. The cardioPAT is used in lower blood loss and minimally invasive cardiovascular surgeries. The cardioPAT can be used both intra-operatively and post-operatively. OrthoPAT technology is used for lower, slower blood loss orthopedic procedures, where bleeding takes place during and after surgery. These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.

The SmartSuction Harmony is an auto-regulating suction system which removes blood and debris from the surgical field. The systems are used in conjunction with surgical blood salvage.

In November of 2007, we acquired the TEG® Thrombelastograph® Hemostasis Analyzer business from Haemoscope. The TEG system is a diagnostic tool which allows surgeons to determine the likelihood that a patient will need a transfusion so the surgeon can then decide the best blood-related clinical treatment for the individual patient.

Software Solutions and Services

Software and services revenue include revenue generated from Haemonetics Software Solutions business, equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales. Haemonetics Software Solutions provides information technology platforms to plasma collectors, blood banks and the US Department of Defense. Our business services products include service offerings that assist blood banks, plasma centers, and hospitals more effectively manage regulatory compliance and operational efficiency.

Revenues from External Customers:

	Three Months Ended
	June 28, 2008	June 30, 2007
	(in thousands)
Disposables Revenues by Product Family
Donor:
Plasma	$46,868	$35,955
Blood Bank	35,659	33,032
Red Cell	11,842	10,944
	$94,369	$79,931

Patient:
Surgical & Diagnostic	$22,363	$16,694
OrthoPAT	8,796	8,187
	$31,159	$24,881

Disposables Revenue	$125,528	$104,812

Equipment	$8,289	$6,968
Software Solutions & Services	$10,299	$10,156

Total revenues from external customers	$144,116	$121,936

16. REORGANIZATION

During the last two years, the Company embarked on a business transformation with the primary focus on our international businesses. The goal of the transformation was to position these businesses to complement the growth of our U.S. business.

On May 1, 2008, management announced a plan to transform our Technical Operations organization, which includes research, development and engineering, quality systems and manufacturing. Our goal is to better align our Technical Operations resources with our strategy to be the global leader in blood management solutions for our customers. This transformation will include: optimizing the products manufactured in our plants to best support our global customer base and concentrating our research, development and engineering resources on one platform project at a time.

Over the course of fiscal year 2009, we intend to finalize and implement the Technical Operations organization transformation plan. Once finalized and implemented, we expect to incur exit related costs of $7 million to $8 million. For the three months ended June 28, 2008, we incurred costs totaling $1.2 million of one-time termination benefits and related costs (principally severance and outplacement costs) recorded as selling, general and administrative expenses.

We expect this transformation will align our resources with our vision of being the global leader in blood management solutions.

We are finalizing the consolidation of our customer support functions in Europe into our European Headquarters in Signy, Switzerland. The consolidated center in Signy now includes finance, customer and sales support, and logistics supply chain management. The majority of the consolidation of these functions occurred during fiscal year 2008. For the three months ended June 28, 2008 and June 30, 2007, we recorded pre-tax restructuring costs of $0.5 million and $1.4 million, respectively, as selling, general, and administrative costs including $0.5 million and $1.3 million, respectively, of one-time termination benefits and related costs (principally severance, outplacement costs, and relocation costs). We also recorded $0.1 million of costs associated with reducing our facilities in the three months ended June 30, 2007.

Additionally for the three months ended June 28, 2008 and June 30, 2007 we incurred other transformation costs of $0.1 million and $0.2 million including the costs of hiring new personnel in our new shared services center in Signy, Switzerland. These costs are not included in the table below.

The following summarizes the restructuring activity for the three months ended June 28, 2008 and June 30, 2007, respectively:

	Three Months Ended June 28, 2008
(Dollars in thousands)	Restructuring Accrual Balance at March 29, 2008	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at June 28, 2008

Employee-related costs	$521	$1,668	$1,299	$—	$890
Facility related costs	42	—	—	—	42
Other Exit & Termination Costs	78	72	72	—	78
	$641	$1,740	$1,371	$—	$1,010

	Three Months Ended June 30, 2007
					Restructuring
	Balance at March			Asset Write	Accrual Balance at
(Dollars in thousands)	31, 2007	Cost Incurred	Payments	down	June 30, 2007

Employee-related costs	$—	$1,283	$106	$—	$1,177
Facility related costs	—	144	63	47	34
	$—	$1,427	$169	$47	$1,211

17. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

The Company is implementing an Enterprise Resource Planning (ERP) system. In Fiscal 2007, we began our plan to implement the system in two phases over three years. The Company has completed and in-serviced costs relating to Phase I. Phase II began during the three months ended June 28, 2008.

The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $0.4 million and $0.5 million, respectively, during the three month periods ended June 28, 2008 and June 30, 2007, in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $14.9 million in third party development costs and internal personnel.

SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. In connection with the development of the software for our next generation Donor apheresis platform, the Company capitalized $0.7 million during the three month period ended June 28, 2008 and a total of $11.8 million to date. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed.  Work on the Donor apheresis platform has been temporarily suspended while the Company focuses on completing another project, which is expected to be completed by early to mid fiscal year 2010. Work on the Donor apheresis platform is expected to resume mid fiscal year 2010. We will begin to amortize these costs when the device is released for sale.

Additionally, the Company capitalized $0.7 million in other software development costs for ongoing initiatives. We will begin to amortize these costs when the products are released for sale.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our fiscal year 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2008. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 40.

Our Business

Haemonetics is a blood management solutions company for our customers.  Anchored by our reputable medical devices systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.

Our systems automate the collection and processing of donated blood; assess likelihood for blood loss; and salvage and process surgical patient blood.  These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Our systems allow users to collect and process only the blood component(s) they target – plasma, platelets, or red blood cells – increasing donor and patient safety as well as collection efficiencies. Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood banks and commercial plasma centers.  Our business services products include consulting, Six Sigma, LEAN manufacturing and Insight Opportunity Model offerings that support our customers’ needs for regulatory compliance and operational efficiency in the blood supply chain.

We either sell our devices to customers (resulting in equipment revenue) or place our devices with customers subject to certain conditions. When the device remains our property, the customer has the right to use it for a period of time as long as the customer meets certain conditions we have established, which among other things, generally include one or more of the following:

•                  Purchase and consumption of a minimum level of disposables products;

•                  Payment of monthly rental fees; and

•                  An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Our disposables revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 87% and 86% of our total revenues for the first quarter of fiscal year 2009 and 2008, respectively.

Financial Summary

	For the three months ended		Percentage Increase
(in thousands, except per share data)	June 28, 2008	June 30, 2007	/(Decrease)
Net revenues	$144,116	$121,936	18.2%
Gross profit	$73,037	$61,494	18.8%
% of net revenues	50.7%	50.4%

Operating income	$19,334	$15,779	22.5%
% of net revenues	13.4%	12.9%

Interest expense	$(24)	$(207)	(88.4)%
Interest income	$654	$1,903	(65.6)%
Other income, net	$375	$957	(60.8)%

Income before taxes	$20,339	$18,432	10.3%

Provision for income tax	$5,998	$5,755	4.2%
% of pre-tax income	29.5%	31.2%

Net income	$14,341	$12,677	13.1%
% of net revenues	10.0%	10.4%

Earnings per share-diluted	$0.54	$0.46	17.6%

Net revenues increased 18.2% for the first quarter of fiscal year 2009 over the comparable period of fiscal year 2008.  The effects of foreign exchange accounted for an increase of 5.0% for the first quarter. The remaining increase of 13.2% for the quarter is mainly due to increases in our disposables revenue and equipment sales.  The increase in disposables revenue for the quarter resulted primarily from disposable unit increases across all of our Donor and Patient product lines, including $4.3 million of revenues related to the Haemoscope business which was acquired in third quarter of fiscal year 2008.

Gross profit increased 18.8% for the first quarter of fiscal year 2009 over the comparable period of fiscal year 2008. The favorable effects of foreign exchange accounted for an increase of 5.9% for the quarter. The remaining increase of 12.9% for the quarter was due primarily to increased sales offset partly by changes in product mix driven by higher sales of lower margin plasma products.

Operating income increased 22.5% for the first quarter of fiscal year 2009 over the comparable period of fiscal year 2008.  The favorable effects of foreign exchange accounted for an increase of operating income of 6.2% for the quarter. Without the effects of foreign exchange operating income increased 16.3% for the quarter. These increases were a result of the gross profit changes described above offset by higher operating expenses of 11.5% which are largely related to the expenses that were brought on from the recent acquisitions, including Haemoscope.

Net income increased 13.1% for the first quarter of fiscal year 2009 over the comparable period of fiscal year 2008.  The main factor that affected net income was the increase in operating income, due to the reasons mentioned above and to a lower tax rate.  The increase in operating income was partially offset by lower interest and other income.

RESULTS OF OPERATIONS

Net Revenues
by Geography

	For the three months ended
(in thousands)	June 28, 2008	June 30, 2007	Percentage Increase

United States	$65,789	$54,831	20.0%
International	78,327	67,105	16.7%
Net revenues	$144,116	$121,936	18.2%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the U.S. approximated 54% and 55% of total sales for the first quarter of fiscal years 2009 and 2008, respectively.  Revenues in Japan accounted for approximately 15% and 17% of total revenues for the first quarter of fiscal year 2009 and 2008, respectively. Revenues in Europe accounted for approximately 31% of total revenues for both the first quarter of fiscal year 2009 and 2008. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations can be impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues

By Product Type

	For the three months ended		Percentage
(in thousands)	June 28, 2008	June 30, 2007	Increase

Disposables	$125,528	$104,812	19.8%
Software Solutions & Services	10,299	10,156	1.4%
Equipment	8,289	6,968	19.0%
Net revenues	$144,116	$121,936	18.2%

Disposables Revenues

By Product Type

	For the three months ended		Percentage
(in thousands)	June 28, 2008	June 30, 2007	Increase

Donor:
Plasma	$46,868	$35,955	30.4%
Blood Bank	35,659	33,032	8.0%
Red Cell	11,842	10,944	8.2%
Subtotal	$94,369	$79,931	18.1%

Patient:
Surgical & Diagnostic	$22,363	$16,694	34.0%
OrthoPat	8,796	8,187	7.4%
Subtotal	$31,159	$24,881	25.2%

Total disposables revenue	$125,528	$104,812	19.8%

DONOR PRODUCTS

Donor products include the Plasma, Blood Bank, and Red Cell product lines.  Disposables revenue for donor products increased 18.1% for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  Foreign exchange resulted in a 5.0% increase for the first quarter over the comparable period in fiscal year 2008.  The remaining increase of 13.1% for the quarter was driven by increases in the Plasma and Blood Bank product lines, as discussed below.

Plasma

Plasma disposables revenue increased 30.4% for the first quarter of fiscal year 2009 compared to the same period in fiscal year 2008. Foreign exchange resulted in a 3.9% increase for the first quarter, over the comparable period in fiscal year 2008. The remaining increase of 26.5% for the quarter comes from the U.S. and Europe sales increase. The U.S. increase was due largely to unit growth across our customer base. Europe plasma growth is also the result of increases in collections by our customers as the demand for source plasma strengthened, as well as the new business established with Octapharma Europe and HemaAG.

Blood Bank

Blood Bank disposables revenue increased 8.0% for the first quarter of fiscal year 2009 compared to the same period in fiscal year 2008.  Foreign exchange resulted in a 7.1% increase in Blood Bank disposables revenue during the quarter over the comparable period in fiscal year 2008. Without the effect of currency, Blood Bank revenue increased 0.9% for the quarter over fiscal year 2008, which is driven by growth in Canada and the Asia Pacific region offset by declines in Europe and Japan.

Red Cell

Red Cell disposables revenue increased 8.2% compared to the first quarter of fiscal year 2009. Foreign exchange accounted for an increase of 1.4% in the quarter over the comparable period in fiscal year 2008.  The remaining 6.8% of growth was driven by increased disposables sales due to additional equipment placements over the last year in North America.

PATIENT PRODUCTS

The Patient product line includes the following brand platforms: the Cell Saver® brand, the Haemoscope® products and the OrthoPAT® brand. Patient disposables revenue increased 25.2% for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. Foreign exchange resulted in a 5% increase in Patient disposables revenue during the quarter. The remaining increase of 20.2% for the quarter was the result of increases in each of the product lines, as discussed below.

Surgical & Diagnostic

Revenues from our surgical disposables and diagnostic products increased 34.0% for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008. Surgical and diagnostic disposables revenue consists principally of the Cell Saver, CardioPAT, and Haemoscope products. Foreign exchange resulted in a 5.7% increase in surgical and diagnostic disposables revenue during the quarter. Without the effect of currency, surgical disposables and diagnostic revenue increased 28.3% for the quarter.  The growth is principally driven by the impact of adding the TEG® product line to the surgical product portfolio through acquisitions of Haemoscope in third quarter fiscal year 2008 and Medicell in the first quarter fiscal year 2009.

OrthoPAT

OrthoPAT disposables revenue increased 7.4% for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008. Foreign exchange resulted in a 3.6% increase in OrthoPAT disposables revenue during the quarter. Without foreign exchange, revenues increased by 3.8% for the quarter.  This growth was driven by increases in Japan and Europe.

Other Revenues

	For the three months ended		Percentage
(in thousands)	June 28, 2008	June 30, 2007	Increase

Software Solutions & services	$10,299	$10,156	1.4%
Equipment	8,289	6,968	19.0%
Total other revenues	$18,588	$17,124	8.5%

Our software and services revenues include revenue from software sales and services revenues from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs.

Software solutions and services revenues increased 1.4% for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  Software solutions revenues increased 28.3% as compared to the first quarter of fiscal year 2008.  Foreign exchange did not impact the results as sales were primarily in U.S. Dollars.  The remaining increase was driven by increased sales to commercial plasma customers.  Services revenues declined 35.2% as compared to the first quarter of fiscal year 2008. Without foreign exchange, revenues decreased by 44.4% for the quarter compared to the same period in fiscal year 2008. The decrease in revenues is primarily due to the completion of a non recurring consulting contract in North America where service was performed through much of fiscal year 2008 and was completed toward the end of fiscal year 2008.

Revenue from equipment sales increased 19.0% for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008. Foreign exchange resulted in a 6.4% increase in equipment revenue during the quarter.  The remaining increase of 12.6% relates to platelet equipment sales primarily in Latin America, Plasma equipment sales in Asia Pacific, and surgical equipment sales in Europe and the U.S.

Gross Profit

	For the three months ended		Percentage
(in thousands)	June 28, 2008	June 30, 2007	Increase

Gross Profit	$73,037	$61,494	18.8%
% of net revenues	50.7%	50.4%

Gross profit increased 18.8% as compared to the first quarter of fiscal year 2008.  Foreign exchange resulted in a 5.9% increase for the quarter in gross profit as compared to fiscal year 2008. The remaining increase of 12.9% for the quarter was due primarily to the net increase in sales. Excluding foreign exchange impact, our gross profit margin percent remained constant.

Operating Expenses

	For the three months ended		Percentage Increase /
(in thousands)	June 28, 2008	June 30, 2007	(Decrease)

Research, development and engineering	$5,844	$6,276	(6.9)%

% of net revenues	4.1%	5.1%

Selling, general and administrative	$47,859	$39,439	21.3%

% of net revenues	33.2%	32.3%

Total Operating Expenses	$53,703	$45,715
% of net revenues	37.3%	37.5%

Research, Development and Engineering

Research, development and engineering expenses decreased 6.9% for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  The decrease in the quarter is a result of lower spending in certain core technology projects partly offset by increased research and development investments in the Arryx technology.

Selling, General and Administrative

During the first quarter of fiscal year 2009, selling, general and administrative expenses increased 21.3%. Foreign exchange resulted in a 6.5% increase in selling, general and administrative during the quarter.  Excluding the impact of foreign exchange, selling, general and administrative expense increased 14.8% for the first quarter.  The increase was due largely to expenses brought on from recent acquisitions of Haemoscope, Medicell, and Infonalé that had not been reflected in the first quarter of fiscal year 2008.

Operating Income

	For the three months ended		Percentage
(in thousands)	June 28, 2008	June 30, 2007	Increase

Operating income	$19,334	$15,779	22.5%

% of net revenues	13.4%	12.9%

Operating income increased 22.5% for the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  Foreign exchange resulted in a 6.2% increase in operating income during the quarter.  Without the effects of foreign currency, operating income increased 16.3% for the quarter due primarily to sales and gross profit growth, partially offset by increases in operating expenses.

Other income, net

	For the three months ended		Percentage
(in thousands)	June 28, 2008	June 30, 2007	Decrease

Interest expense	$(24)	$(207)

Interest income	654	1,903

Other income, net	375	957

Total other income, net	$1,005	$2,653	(62.1)%

% of net revenues	0.7%	2.3%

Total other income, net decreased 62.1% during the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008 due to the net of the (i) decrease in interest income due to lower invested cash resulting from acquisitions and the Company’s share repurchase program, (ii) decrease in interest expense resulting from lower average fixed rate debt outstanding, and (iii) decrease in other income associated with hedge points on forward contracts.  Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

	For the three months ended		Percentage
	June 28, 2008	June 30, 2007	Decrease
Reported Income Tax Rate	29.5%	31.2%	(1.7)%

Our reported tax rate includes two principal components: an annual effective tax rate and discrete items that are recorded in the quarter that an event occurs.  Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years and a statute of limitation’s expiration.

The reported tax rates were 29.5% and 31.2% for the three month periods ended June 28, 2008 and June 30, 2007, respectively.

For the three months ended June 28, 2008, the reported tax rate includes a 35.1% annual effective tax rate.  The annual effective tax rate reflects the expiration of federal research and development credits and a shift away from investing in tax-exempt interest bearing assets.  Additionally, during the quarter, the reported tax rate also involved a $1.1 million reversal (or a 560 basis point rate reduction) of previously accrued foreign income taxes in Japan due to the expiration of the statute of limitations.

We expect our annual effective tax rate to be approximately 35.1% for the remainder of fiscal year 2009.

As of March 29, 2008, our unrecognized tax benefits totaled approximately $5.2 million which, if recognized, would favorably affect our effective tax rate in future periods.  Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments.  In addition to the expiration of the statute of limitations in Japan during the three months ended June 28, 2008, approximately $1.1 million of unrecognized tax benefits may be recognized through the end of the fiscal year if the statute of limitations closes in various jurisdictions and no adjustment is made to our tax position.  Total unrecognized tax benefits on June 28, 2008 were $4.2 million.

Our historic practice has been and continues to be to recognize interest and penalties related to federal, state, and foreign income tax matters in income tax expense. Approximately $0.85 million and $0.8 million are accrued for interest at June 28, 2008 and March 29, 2008, respectively.

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

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	June 28, 2008	March 29, 2008
	(dollars in thousands)
Cash & cash equivalents	$120,287	$133,553
Working capital	$256,530	$261,757
Current ratio	3.6	3.7
Net cash position (1)	$105,377	$121,190
Days sales outstanding (DSO)	80	78
Disposables finished goods inventory turnover	6.1	6.9

(1) Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures and acquisitions, new business and product development, and working capital for at least the next twelve months.

	For the three months ended:		$ Increase /
	June 28, 2008	June 30, 2007	(Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$13,842	$14,181	$(339)
Investing activities	(12,281)	(10,143)	(2,138)
Financing activities	(14,465)	(18,475)	4,010
Effect of exchange rate changes on cash (1)	(362)	1,266	(1,628)
Net (decrease) / increase in cash and cash equivalents	$(13,266)	$(13,171)	$(95)

(1)             The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Through June 28, 2008, the Company repurchased approximately 515,000 shares of its common stock for an aggregate purchase price of $28.8 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued). On June 28, 2008, we had a liability of $3.9 million in connection with share repurchase trades not yet settled.  In May 2008, the Board of Directors set a $60.0 million share repurchase expenditure limit which was publicly announced.  At June 28, 2008, we had $31.2 million remaining on the $60.0 million share repurchase limit set by the Board of Directors.

Cash Flow Overview:

Three Month Comparison

Operating Activities:

Net cash provided by operating activities decreased by $0.3 million in the first three months of fiscal year 2009 as compared to 2008 due primarily to:

•                  $9.8 million increased investment in Accounts Receivable due to an increase in sales and the number of days sales outstanding over the same quarter last year, partly offset by

•                  $3.2 million decreased investment in Inventories over the same quarter last year, a $3.8 million increase in Accounts Payable and Accrued Expenses, and a $1.6 million increase in Net Income

Investing Activities:

Net cash used in investing activities increased during the first three months of fiscal year 2009 as compared to 2008 due primarily to the $2.4 million acquisition of Medicell, a United Kingdom based distributor of our TEG® product.

Financing Activities:

Net cash used in financing activities decreased by $4.0 million in the first three months of fiscal year 2009 as compared to 2008 due primarily to:

•                  $6.0 million increase in net borrowings under short-term revolving credit agreements over the same quarter last year, offset by

•                  $2.7 million decrease in exercise of stock options and tax benefit of stock compensation.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. Historically, we believe we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity, and by adjusting the selling prices of products.  We continue to monitor inflation pressures generally and raw materials indices that may affect our procurement and production costs.  Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials.

Foreign Exchange

Approximately 54% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

Foreign Exchange Outlook

		Composite Index	Favorable / (Unfavorable)
		Hedge Spot Rates	Change versus Prior Year
FY2004	Q1	1.13	(3.6)%
	Q2	1.05	3.6%
	Q3	1.06	3.2%
	Q4	1.01	15.9%
2004 Total		1.06	4.9%

FY2005	Q1	0.97	15.7%
	Q2	0.99	5.1%
	Q3	0.92	15.5%
	Q4	0.89	14.1%
2005 Total		0.94	12.7%

FY2006	Q1	0.92	5.2%
	Q2	0.91	9.1%
	Q3	0.87	5.7%
	Q4	0.86	2.8%
2006 Total		0.89	5.1%

FY2007	Q1	0.89	3.6%
	Q2	0.92	(1.1)%
	Q3	0.96	(9.4)%
	Q4	0.95	(9.3)%
2007 Total		0.93	(4.2)%

FY2008	Q1	0.92	(3.1)%
	Q2	0.93	(1.0)%
	Q3	0.93	3.3%
	Q4	0.93	2.4%
2008 Total		0.93	0.4%

FY2009	Q1	0.92	0.5%
	Q2	0.90	3.4%
	Q3	0.86	8.3%
	Q4	0.82	13.9%
2009 Total		0.87	6.3%

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We are currently evaluating the potential impact of SFAS No. 162 on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, as an amendment of SFAS No. 133”.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for annual periods beginning on or after November 15, 2008. We are currently evaluating the potential impact of SFAS No. 161 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of SFAS No. 141(R) on our financial position and results of operations. This statement is effective for our fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of SFAS No. 160 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field, and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory requirements, the effect of economic and political conditions, the impact of competitive products and pricing, price volatility in petroleum products (plastics are the principal component of our disposables, which are the main source of our revenues), the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At June 28, 2008, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged	(BUY) / SELL	Weighted Spot		Weighted Forward
Currency	Local Currency	Contract Rate		Contract Rate		Fair Value	Maturity

Euro	5,448,000	$1.366		$1.373		$(958,046)	Jul 2008 - Aug 2008
Euro	8,000,000	$1.440		$1.440		$(812,165)	Sep 2008 - Nov 2008
Euro	9,400,000	$1.491		$1.472		$(576,499)	Dec 2008 - Feb 2009
Euro	12,800,000	$1.568		$1.544		$164,888	Mar 2009 - May 2009
Japanese Yen	938,000,000	114.7	per US$	110.6	per US$	$(209,559)	Jul 2008 - Aug 2008
Japanese Yen	1,220,000,000	112.9	per US$	109.2	per US$	$(182,939)	Jun - Aug 2008
Japanese Yen	1,200,000,000	106.3	per US$	104.3	per US$	$266,176	Sep - Nov 2008
Japanese Yen	1,195,000,000	105.3	per US$	103.3	per US$	$316,190	Dec 2008 - Feb 2009
				Total:		$(1,991,954)

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies.  In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $12.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $13.3 million decrease in the fair value of the forward contracts.

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

At June 28, 2008, the fair value of our long-term debt was approximately $0.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $6.7 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.

Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at June 28, 2008, the fair value of our long-term debt would change by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of June 28, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

No change in the Company’s internal control over financial reporting occurred during the three months ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 29, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Through June 28, 2008, the Company repurchased 514,970 shares of its common stock for an aggregate purchase price of $28.8 million. All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued). On June 28, 2008 we had a liability of $3.9 million in connection with share repurchase trades not yet settled.  In May 2008, the Board of Directors set a $60.0 million share repurchase expenditure limit which was publicly announced.  At June 28, 2008 we had $31.2 million remaining on the $60.0 million share repurchase limit set by the Board of Directors.

			Total Dollar
		Average	Value of Shares
	Total	Price	Purchased as Part	Maximum Dollar Value
	Number of	Paid per	of Publicly	of Shares that May Yet
	Shares	including	Announced Plans	be Purchased Under the
Period	Repurchased	Commissions	or Programs	Plans or Programs
March 30, 2008 to April 26, 2008	N/A	N/A	N/A	N/A
April 27, 2008 to May 24, 2008	295,562	$54.57	$16,128,367	$43,871,633
May 25, 2007 to June 28, 2008	219,408	$57.85	$12,693,212	$31,178,421

Total	514,970	$55.97	$28,821,579	$31,178,421

As of June 28, 2008, the Company had 25.6 million basic weighted average shares of its Common Stock outstanding.

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

HAEMONETICS CORPORATION

Date: August 6, 2008	By: /s/ Brad Nutter
Brad Nutter, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2008	By: /s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development (Principal Financial Officer)