Form 10-Q
period 2008-09-27
HAEMONETICS CORP
filed 2008-11-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: September 27, 2008   Commission File Number: 1-10730

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

The number of shares of $.01 par value common stock outstanding as of September 27, 2008:

25,292,000

HAEMONETICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited in thousands, except per share data)

	Three months ended		Six months ended
	September 27	September 29	September 27	September 29
	2008	2007	2008	2007

Net revenues	$145,919	$121,179	$290,035	$243,115
Cost of goods sold	71,230	61,290	142,309	121,732

Gross profit	74,689	59,889	147,726	121,383

Operating expenses:

Research and development	5,217	6,727	11,061	13,003
Selling, general and administrative	45,863	38,546	93,722	77,985

Total operating expenses	51,080	45,273	104,783	90,988

Operating income	23,609	14,616	42,943	30,395

Interest expense	(16)	(153)	(40)	(360)
Interest income	506	1,414	1,160	3,317
Other income, net	(1,290)	731	(915)	1,688

Income before provision for income taxes	22,809	16,608	43,148	35,040

Provision for income taxes	8,002	5,441	14,000	11,196

Net income	$14,807	$11,167	$29,148	$23,844

Basic income per common share
Net income	$0.59	$0.44	$1.15	$0.91

Income per common share assuming dilution
Net income	$0.57	$0.42	$1.11	$0.89

Weighted average shares outstanding
Basic	25,038	25,609	25,323	26,072
Diluted	25,917	26,461	26,218	26,934

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 27, 2008	March 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,331	$133,553
Accounts receivable, less allowance of $2,550 at September 27, 2008 and $2,365 at March 29, 2008	122,500	120,252
Inventories, net	73,181	65,388
Deferred tax asset, net	10,974	15,832
Prepaid expenses and other current assets	23,482	24,409
Total current assets	341,468	359,434
Property, plant and equipment:
Land, building and building improvements	43,631	43,873
Plant equipment and machinery	97,491	88,811
Office equipment and information technology	53,222	52,787
Haemonetics equipment	184,472	178,827
Total property, plant and equipment	378,816	364,298
Less: accumulated depreciation	(253,911)	(247,814)
Net property, plant and equipment	124,905	116,484
Other assets:
Other intangibles, less amortization of $22,801 at September 27, 2008 and $19,821 at March 29, 2008	65,095	64,333
Goodwill	54,556	54,222
Deferred tax asset, long term	9,894	9,244
Other long-term assets	4,792	5,233
Total other assets	134,337	133,032
Total assets	$600,710	$608,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$8,055	$6,326
Accounts payable	20,292	19,724
Accrued payroll and related costs	21,705	19,824
Accrued income taxes	8,008	5,285
Other liabilities	29,126	46,518
Total current liabilities	87,186	97,677

Long-term debt, net of current maturities	5,697	6,037
Long-term deferred tax liability	3,253	3,253
Other long-term liabilities	7,759	7,795

Commitments and contingencies (Note 13)
Stockholders’ equity:

Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding– 25,292,000 shares at September 27, 2008 and 25,694,769 shares at March 29, 2008	252	256
Additional paid-in capital	209,427	186,933
Retained earnings	279,360	302,196
Accumulated other comprehensive income	7,776	4,803
Total Stockholders’ equity	496,815	494,188
Total liabilities and stockholders’ equity	$600,710	$608,950

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(Unaudited in thousands)

	Common Stock
	Shares	$’s	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance, March 29, 2008	25,695	$256	$186,933	$302,196	$4,803	$494,188

Employee stock purchase plan	31	—	1,396	—	—	1,396
Exercise of stock options and related tax benefit	660	7	24,559	—	—	24,566
Shares repurchased	(1,100)	(11)	(8,003)	(51,984)	—	(59,998)
Issuance of restricted stock, net of cancellations	6	—	—	—	—	—
Stock Compensation expense	—	—	4,542	—	—	4,542
Net income	—	—	—	29,148	—	29,148	29,148
Foreign currency translation adjustment	—	—	—	—	(5,655)	(5,655)	(5,655)
Unrealized gain on hedges					4,690	4,690	4,690
Reclassification of hedge loss to earnings	—	—	—	—	3,938	3,938	3,938
Comprehensive income	—	—	—	—	—	—	32,121

Balance, September 27, 2008	25,292	$252	$209,427	$279,360	$7,776	$496,815

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Six Months Ended
	September 27,	September 29,
	2008	2007
Cash Flows from Operating Activities:
Net income	$29,148	$23,844
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	18,083	14,685
Stock compensation expense	4,542	4,611
Loss/(gain) on sales of plant, property and equipment	1,102	(380)
Unrealized loss from hedging activities	3,706	245

Change in operating assets and liabilities:
Increase in accounts receivable, net	(7,350)	(6,726)
Increase in inventories	(7,847)	(5,050)
(Increase)/Decrease in prepaid income taxes	(267)	484
Increase in other assets and other long-term liabilities	(11,105)	(17,425)
Tax benefit of exercise of stock options	2,131	1,147
Increase in accounts payable and accrued expenses	9,634	6,617
Net cash provided by operating activities	41,777	22,052
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(28,775)	(27,255)
Proceeds from sale of property, plant and equipment	2,497	1,962
Acquisition of Medicell	(2,459)	—
Acquisition of Infonale, Inc.	—	(1,386)
Net cash used in investing activities	(28,737)	(26,679)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(340)	(314)
Net increase/(decrease) in short-term revolving credit agreements	2,100	(4,456)
Employee stock purchase plan	1,396	1,119
Exercise of stock options	17,598	8,156
Excess tax benefit on exercise of stock options	5,419	730
Stock Repurchase	(59,998)	(74,996)
Net cash used in financing activities	(33,825)	(69,761)
Effect of Exchange Rates on Cash and Cash Equivalents	(1,437)	144
Net Decrease in Cash and Cash Equivalents	(22,222)	(74,244)
Cash and Cash Equivalents at Beginning of Year	133,553	229,227
Cash and Cash Equivalents at End of Period	$111,331	$154,983
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$4,984	$1,657

Supplemental Disclosures of Cash Flow Information:
Interest paid	$275	$502
Income taxes paid	$7,394	$17,490

The accompanying notes are an integral part of these consolidated financial statements

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the three and six month periods ended September 27, 2008. Operating results for the six month period ended September 27, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2009, or any other interim period.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 29, 2008.

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

Software and Service Revenues

At this time, our software and services business principally provides support to our plasma and blood collection customers.  Through our Haemonetics Software Solutions unit, (formerly 5D™ Information Management (“5D”) and Information Data Management (“IDM”)), we provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories, and for efficient and compliant operations of blood and plasma collection centers.  For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. Software license revenues are generally billed periodically, monthly or quarterly and recognized over the period in which the service is provided. Our software and service business model includes the provision of services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly or quarterly fees.  We recognize these fees and charges as earned, typically as these services are provided during the contract period.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.  We have not issued or purchased credit derivatives.  Nonetheless, we are currently evaluating the potential impact of FSP No. 133-1 and FIN 45-4 on our financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, as an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for any reporting period (annual or quarterly interim) beginning on or after November 15, 2008. We are currently evaluating the potential impact of SFAS No. 161 on our financial position and results of operations. This statement is effective for our fourth quarter interim period ending March 28, 2009 and our 2009 annual financial statements.

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

	For the Three Months Ended
	September 27, 2008	September 29, 2007
	(in thousands, except per share amounts)
Basic EPS
Net income	$14,807	$11,167

Weighted average shares	25,038	25,609

Basic income per share	$0.59	$0.44

Diluted EPS
Net income	$14,807	$11,167

Basic weighted average shares	25,038	25,609
Dilutive effect of stock options	879	851

Diluted weighted average shares	25,917	26,461

Diluted income per share	$0.57	$0.42

	For the Six Months Ended
	September 27, 2008	September 29, 2007
	(in thousands, except per share amounts )
Basic EPS
Net income	$29,148	$23,844

Weighted average shares	25,323	26,072

Basic income per share	$1.15	$0.91

Diluted EPS
Net income	$29,148	$23,844

Basic weighted average shares	25,323	26,072
Dilutive effect of stock options	895	863

Diluted weighted average shares	26,218	26,934

Diluted income per share	$1.11	$0.89

4.   STOCK-BASED COMPENSATION

Stock-based compensation expense of $4.5 million and $4.6 million was recognized for the six months ended September 27, 2008 and September 29, 2007, respectively.  The related income tax benefit recognized was $1.3 million for each of the six month periods ended September 27, 2008 and September 29, 2007, respectively. We recognize stock-based compensation on a straight line basis.

For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 29, 2008.   Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan.  Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors.  With the exception of one performance based restricted stock award granted in the first quarter of this year, all options, restricted stock awards and restricted stock units granted to employees in the six months ended September 27, 2008 vest over a four year period of time and the options expire not more than 7 years from the date of grant.

Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) are reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $4.1 million and $0.2 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and $5.4 million and $0.8 million for the six months ended September 27, 2008 and September 29, 2007, respectively.

A summary of information related to stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
				($000’s)
Outstanding at March 29, 2008	3,657,566	$37.05	4.61	$79,183

Granted	842	$57.86
Exercised	(180,095)	$26.52
Forfeited	(40,030)	$45.80

Outstanding at June 28, 2008	3,438,283	$37.51	4.37	$69,606

Granted	46,138	$58.45
Exercised	(480,045)	$26.69
Forfeited	(10,589)	$39.65

Outstanding at September 27, 2008	2,993,787	$39.55	4.35	$63,933

Exercisable at September 27, 2008	2,098,037	$35.19	4.08	$53,959

Expected to Vest at September 27, 2008	2,797,723	$38.86	4.31	$61,681

The total intrinsic value of options exercised during the three month periods ended September 27, 2008 and September 29, 2007, was $16.4 million and $1.3 million, respectively, and $22.6 million and $6.8 million for the six month periods ended September 27, 2008 and September 29, 2007, respectively.

As of September 27, 2008 and September 29, 2007, there was $11.0 million and $15.0 million, respectively, of total unrecognized compensation cost related to non vested stock options. That cost is expected to be recognized over a weighted average period of 1.9 years and 2.2 years. The total fair value of shares fully vested during the six months ended September 27, 2008 and September 29, 2007 was $26.6 million $25.5 million, respectively.

The weighted average fair value for our options granted in the first six months of fiscal year 2009 and 2008 was $18.07 and $17.78, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the periods presented are as follows:

	Six Months Ended
	September 27, 2008	September 29, 2007
Stock Options Black-Scholes assumptions (weighted average):
Volatility	29.07%	30.18%
Expected life (years)	4.9	5.0
Risk-free interest rate	3.26%	4.61%
Dividend yield	0.00%	0.00%

As of September 27, 2008 and September 29, 2007, there was $0.4 and $0.3 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost was expected to be recognized over a weighted average period of 2.17 and 3.59 years, respectively. The total fair value of restricted stock awards vested during the six months ended September 27, 2008 was $0.1 million and $0.0 million during the six months ended September 29, 2007.

A summary of information related to restricted stock awards is as follows:

	Shares	Weighted Average Share Price at Grant Date
Nonvested at March 29, 2008	10,000	$48.09

Granted	3,456	$57.22
Released	(2,500)	$48.09
Forfeited	—	—
Terminated	—	—

Nonvested at June 28, 2008	10,956	$50.97

Granted	—	—
Released	—	—
Forfeited	—	—
Terminated	—	—

Nonvested at September 27, 2008	10,956	$50.97

As of September 27, 2008 and September 29, 2007, there was $2.1 and $0.1 million, respectively, of total unrecognized compensation cost related to non vested restricted stock units. That cost was expected to be recognized over a weighted average period of 3.0 and 2.02 years, respectively. The total fair value of shares fully vested was $0.1 million and $0.0 million for the six months ended September 27, 2008 and September 29, 2007, respectively.

A summary of information related to restricted stock units is as follows:

	Shares	Weighted Average Share Price
Nonvested at March 29, 2008	58,332	$51.52

Granted	210	$57.23
Vested	—	—
Forfeited	(1,905)	$50.90

Nonvested at June 28, 2008	56,637	$51.56

Granted	5,591	$58.19
Vested	(2,225)	$50.23
Forfeited	(937)	$51.33

Nonvested at September 27, 2008	59,066	$52.24

As of September 27, 2008 and September 29, 2007, there was $0.3 and $0.1 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares.  That cost was expected to be recognized over the remainder of fiscal year 2009 and fiscal year 2008, respectively.

During the six months ended September 27, 2008 and September 29, 2007, there were 31,474 and 28,968 shares purchased under the ESPP, respectively.  They were purchased at $44.353 and $38.6325 per share under the ESPP.

5.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of goods sold with the exception of $5.9 million and $4.4 million for the six months ended September 27, 2008 and September 29, 2007, respectively, that are included in selling, general, and administrative expenses.  Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

	For the three months ended
	September 27, 2008	September 29, 2007
	(in thousands)

Warranty accrual as of the beginning of the period	$960	$734

Warranty Provision	341	506

Warranty Spending	(309)	(506)

Warranty accrual as of the end of the period	$992	$734

	For the six months ended
	September 27, 2008	September 29, 2007
	(in thousands)

Warranty accrual as of the beginning of the period	$929	$734

Warranty Provision	876	988

Warranty Spending	(813)	(988)

Warranty accrual as of the end of the period	$992	$734

8.   COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	September 27, 2008	September 29, 2007
Net income	$14,807	$11,167

Other comprehensive income:
Foreign currency translation	(4,153)	3,475

Unrealized gain/(loss) on cash flow hedges, net of tax	1,783	(2,681)
Reclassifications into earnings of cash flow hedge losses, net of tax	1,345	280
Total comprehensive income	$13,782	$12,241

	For the six months ended
(In thousands)	September 27, 2008	September 29, 2007
Net income	$29,148	$23,844

Other comprehensive income:
Foreign currency translation	(5,655)	3,772

Unrealized gain/(loss) on cash flow hedges, net of tax	4,690	(1,930)
Reclassifications into earnings of cash flow hedge losses, net of tax	3,938	446
Total comprehensive income	$32,121	$26,132

9.   INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	September 27, 2008	March 29, 2008
	(in thousands)
Raw materials	$20,663	$16,107
Work-in-process	16,387	14,430
Finished goods	36,131	34,851
	$73,181	$65,388

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the six months ended September 27, 2008 is as follows (in thousands):

Carrying amount as of March 29, 2008	$54,222
Medicell (a)	1,020
Haemoscope (b)	22
Effect of change in rates used for translation	(708)

Carrying amount as of September 27, 2008	$54,556

(a)

A full description of the acquisition of Medicell Ltd., which occurred on April 4, 2008, is included in Foot Note #10, Goodwill and Other Intangibles, of our Form 10-Q for the quarter ended June 28, 2008.

(b)

See Foot Note #3, Acquisitions, in our fiscal year 2008 Form 10-K for a full description of the acquisition of Haemoscope Corporation’s TEG® Thrombelastograph® Hemostasis Analyzer business, which occurred on November 20, 2007.

Other Intangible Assets

As of September 27, 2008

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles

Patents	$11,853	$4,521	11

Capitalized Software	15,131	289	5

Other technology	29,193	10,893	10

Customer contracts and related relationships	30,600	7,056	11

Trade Names	600	42	12

Subtotal	87,377	22,801	10

Indefinite Life Intangibles Trade name	519	n/a	Indefinite

Total Intangibles	$87,896	$22,801

As of March 29, 2008

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles

Patents	$11,725	$4,073	12

Capitalized Software	13,638	296	6

Other technology	28,327	10,013	11

Customer contracts and related relationships	29,342	5,439	8

Trade Names	600	0	12

Subtotal	83,632	19,821	11

Indefinite Life Intangibles Trade name	522	n/a	Indefinite

Total Intangibles	$84,154	$19,821

The changes to the net carrying value of our intangible assets from March 29, 2008 to September 27, 2008, reflect the capitalization of software costs associated with our devices and software products (see Footnote #17), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

Amortization expense for amortized other intangible assets was $1.5 million and $1.0 million for the three months ended September 27, 2008 and September 29, 2007, respectively and $3.0 million and $1.9 million for the six months ended September 27, 2008 and September 29, 2007, respectively. Annual amortization expense is expected to approximate $6.0 million for fiscal year 2009, $6.4 million for fiscal year 2010, $6.4 million for fiscal year 2011, $6.0 million for fiscal year 2012, $5.9 million for fiscal year 2013, and $6.4 million for fiscal year 2014.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 27, 2008:

	Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$84,214	$—	$—	$84,214
Forward currency exchange contracts	—	1,872	—	1,872
	$84,214	$1,872	$—	$86,086

Liabilities
Forward currency exchange contracts	$—	$904	$—	$904
	$—	$904	$—	$904

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended September 27, 2008.

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

The reported tax rates were 35.1% and 32.4% for the three and six month periods ended September 27, 2008.  The reported tax rates were 32.8% and 32.0% for the three and six month period ended September 29, 2007.  The reported tax rate for the six month periods ended September 27, 2008 and September 29, 2007 included discrete tax benefits or $1.1 million and $0.9 million, respectively, pertaining to the reversal of reserves for uncertain tax benefits pertaining to transfer pricing as a result of the expiration of the statute of limitations in Japan.

For the three and six months ended September 27, 2008, the reported tax rate includes a 35.1% annual effective tax rate.  The annual effective tax rate reflects the expiration of federal research and development credits and a shift away from investing in tax-exempt interest bearing assets. On October 3, 2008, a law was enacted that reinstated the federal research and development credit that will provide a beneficial impact on the rate to be reflected in the third quarter of fiscal year 2009.

As of March 29, 2008, our unrecognized tax benefits totaled approximately $5.2 million which, if recognized, would favorably affect our effective tax rate in future periods.  Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments.  In addition to the expiration of the statute of limitations in Japan during the six months ended September 27, 2008, approximately $1.1 million of unrecognized tax benefits may be recognized through the end of the fiscal year.  Total unrecognized tax benefits on September 27, 2008 were $4.3 million.

Our historic practice has been and continues to be to recognize interest and penalties related to federal, state, and foreign income tax matters in income tax expense. Approximately $0.9 million and $0.8 million are accrued for interest at September 27, 2008 and March 29, 2008, respectively.

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

14. DEFINED BENEFIT PENSION PLANS

Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	September 27, 2008	September 29, 2007
	(in thousands)
Service Cost	$150	$143
Interest cost on benefit obligation	66	52
Expected return on plan assets	(19)	(18)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(4)	(3)

Net periodic benefit cost	$193	$174

	For the six months ended
	September 27, 2008	September 29, 2007
	(in thousands)
Service Cost	$300	$286
Interest cost on benefit obligation	132	105
Expected return on plan assets	(38)	(36)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(8)	(6)

Net periodic benefit cost	$386	$349

15.    SEGMENT INFORMATION

Segment Definition Criteria

We manage our business on the basis of one operating segment: the design, manufacture and marketing of automated blood management solutions.  Our chief operating decision-maker uses consolidated results to make operating and strategic decisions.  Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

Enterprise Wide Disclosures about Product and Services

We have three families of products: (1) those that serve the blood donor, (2) those that serve the patient and (3) our services and software products which are used in connections with our donor and patient products.  Under the donor family of products we have included blood bank, red cell and plasma collection products. The patient products include autologous blood salvage products targeting surgical patients who lose blood during or after surgery as well as a blood loss diagnostic product.  Software and services include information technology platforms and business services that assist blood banks, plasma centers, and hospitals more effectively manage regulatory compliance and operational efficiency.

Donor

The blood bank products include devices, single use disposables and solutions that perform “apheresis,” (the automated, on-line separation of a blood donor’s whole blood into its components, followed by the diversion of one or more blood components targeted for collection and the automated return to the donor of the “unwanted” components) as well as the washing of red blood cells for certain procedures. The main devices used for these blood component procedures are the MCS®+ mobile collection systems and the ACP® 215 automated cell processing system.

Red cell products include devices, single use disposables and solutions that perform apheresis for the collection of red blood cells. The devices used for the collection of red blood cells is the MCS®+ 8150 mobile collection system and the Cymbal mobile collection system.

Plasma collection products are devices, disposables and solutions that perform apheresis for the separation of whole blood components and subsequent collection of plasma.  The device used in automated plasma collection is the PCS®2 plasma collection system.

Patient

Patient products include devices and single use disposables that process surgical blood. Patient devices include the OrthoPAT, Cell Saver and cardioPAT surgical blood salvage systems, and the SmartSuction Harmony surgical suction product. Cell Saver is used in cardiovascular surgeries with high blood loss, other high blood loss surgeries, and trauma.  The Cell Saver is mainly used intra-operatively.  The cardioPAT is used in lower blood loss and minimally invasive cardiovascular surgeries.  The cardioPAT can be used both intra-operatively and post-operatively.  OrthoPAT technology is used for lower, slower blood loss orthopedic procedures, where bleeding takes place during and after surgery.  These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.

The SmartSuction Harmony is an auto-regulating suction system which removes blood and debris from the surgical field.  The systems are used in conjunction with surgical blood salvage.

In November of 2007, we acquired the TEG® Thrombelastograph® Hemostasis Analyzer business (“TEG®” or “TEG”) from Haemoscope Corporation.  The TEG system is a diagnostic tool which allows clinicians to determine before, during, or after surgery, the platelet function of a particular patient, and consequently the likelihood that that patient will clot or bleed and therefore, need a transfusion.  The TEG system allows the surgeon or anesthesiologist to decide upon the best blood-related clinical treatment for the individual patient.

Software Solutions and Services

Software and services revenue include revenue generated from Haemonetics’ Software Solutions business, equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales. Haemonetics Software Solutions provides information technology platforms and related services to plasma collectors, blood banks and the US Department of Defense. Our business services products include service offerings that assist blood banks, plasma centers, and hospitals more effectively manage regulatory compliance and operational efficiency.

Revenues from External Customers:

	Three Months Ended
	September 27, 2008	September 29, 2007
	(in thousands)
Disposables Revenues by Product Family
Donor:
Plasma	$49,924	$37,581
Blood Bank	36,294	34,160
Red Cell	11,758	10,835
	$97,976	$82,576

Patient:
Surgical	$20,747	$15,232
OrthoPAT	8,393	7,849
	$29,140	$23,081

Disposables Revenue	$127,116	$105,657

Equipment	$8,853	$6,833
Software Solutions	$9,950	$8,689

Total revenues from external customers	$145,919	$121,179

	Six Months Ended
	September 27, 2008	September 29, 2007
	(in thousands)
Disposables Revenues by Product Family
Donor:
Plasma	$96,792	$73,536
Blood Bank	71,953	67,192
Red Cell	23,600	21,779
	$192,345	$162,507

Patient:
Surgical	$43,110	$31,926
OrthoPAT	17,189	16,036
	$60,299	$47,962

Disposables Revenue	$252,644	$210,469

Equipment	$17,142	$13,801
Software Solutions	$20,249	$18,845

Total revenues from external customers	$290,035	$243,115

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

Over the course of fiscal year 2009, we intend to finalize and implement the Technical Operations organization transformation plan. In accordance with the Company’s revised guidance, once finalized and implemented, we expect to incur exit related costs of $5 million to $7 million. For the six months ended September 27, 2008, we incurred costs totaling $2.1 million of one-time termination benefits and related costs (principally severance and outplacement costs) recorded as selling, general and administrative expenses.

We expect this transformation will align our resources with our vision of being the global leader in blood management solutions.

As part of our Technical Operations organization transformation plan, we are finalizing the consolidation of our customer support functions in Europe into our European Headquarters in Signy, Switzerland. The consolidated center in Signy now includes finance, customer and sales support, and logistics supply chain management. The majority of the consolidation of these functions occurred during fiscal year 2008.  For the six months ended September 27, 2008 and September 29, 2007, we recorded pre-tax restructuring costs of $0.8 million and $2.3 million, respectively, as selling, general, and administrative costs.  Additionally, we incurred other transformation costs relating to the hiring of new personnel in our new shared services center in Signy, Switzerland of $0.3 million and $0.5 million for the six months ended September 27, 2008 and September 29, 2007, respectively.  The other transformation costs related to the hiring of new personnel are not included in the table below.

The following summarizes the restructuring activity for the six months ended September 27, 2008 and September 29, 2007, respectively:

	Six Months Ended September 27, 2008
(Dollars in thousands)	Balance at March 29, 2008	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at September 27, 2008

Employee-related costs	$521	$1,988	$1,498	$—	$1,011
Facility related costs	42	71	71	—	42
Other Exit & Termination Costs	78	—	—	—	78
	$641	$2,059	$1,569	$—	$1,131

	Six Months Ended September 29, 2007
(Dollars in thousands)	Balance at March 31, 2007	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at September 29, 2007

Employee-related costs	$—	$2,000	$520	$—	$1,480
Facility related costs	—	276	176	47	53
	$—	$2,276	$696	$47	$1,533

17.    CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

The Company is implementing an Enterprise Resource Planning (ERP) system. In Fiscal 2007, we began our plan to implement the system in two phases over three years.  The Company has completed and put into service costs relating to Phase I.  Phase II began during the three months ended June 28, 2008.

The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $2.0 million and $4.9 million, respectively, during the six month periods ended September 27, 2008 and September 29, 2007, in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage. The total capitalized costs incurred project to date include $1.8 million for the cost of the software license and $16.4 million in third party development costs and internal personnel.

SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. In connection with the development of the software for our next generation Donor apheresis platform, the Company capitalized $0.7 million during the six month period ended September 27, 2008 and a project to date total of $11.9 million.  All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed.  Work on the Donor apheresis platform has been temporarily suspended while the Company focuses on completing another project, which is expected to be completed by early to mid fiscal year 2010.  Work on the Donor apheresis platform is expected to resume mid fiscal year 2010.  We will begin to amortize these costs when the device is released for sale.

Additionally, the Company capitalized $1.6 million in software development costs for other ongoing initiatives during the six month period ended September 27, 2008. We will begin to amortize these costs when the products are released for sale.

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

Our disposables revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 87.1% and 87.2% of our total revenues for the second quarter of fiscal year 2009 and 2008, respectively and 87.1% and 86.6% of our total revenues for the first six months of fiscal year 2009 and 2008, respectively.

Financial Summary

	For the three months ended			For the six months ended
			% Increase/			% Increase/
(in thousands, except per	September 27,	September 29,	(Decrease) Q2FY09 vs.	September 27,	September 29,	(Decrease) YTDFY09 vs.
share data)	2008	2007	Q2FY08	2008	2007	YTDFY08
Net revenues	$145,919	$121,179	20.4%	$290,035	$243,115	19.3%
Gross profit	$74,689	$59,889	24.7%	$147,726	$121,383	21.7%
% of net revenues	51.2%	49.4%		50.9%	49.9%

Operating income	$23,609	$14,616	61.5%	$42,943	$30,395	41.3%
% of net revenues	16.2%	12.1%		14.8%	12.5%

Interest expense	$(16)	$(153)	(89.5)%	$(40)	$(360)	(88.9)%
Interest income	$506	$1,414	(64.2)%	$1,160	$3,317	(65.0)%
Other income/(expense), net	$(1,290)	$731	(276.5)%	$(915)	$1,688	(154.2)%

Income before taxes	$22,809	$16,608	37.3%	$43,148	$35,040	23.1%

Provision for income tax	$8,002	$5,441	47.1%	$14,000	$11,196	25.0%
% of pre-tax income	35.1%	32.8%		32.4%	32.0%

Net income	$14,807	$11,167	32.6%	$29,148	$23,844	22.2%
% of net revenues	10.1%	9.2%		10.0%	9.8%

Earnings per share-diluted	$0.57	$0.42	35.3%	$1.11	$0.89	25.6%

Net revenues increased 20.4% and 19.3% for the second quarter and the first six months of fiscal year 2009 over the comparable period of fiscal year 2008.  The effects of foreign exchange accounted for an increase of 5.5% and 5.3% for the second quarter and six months, respectively. The remaining increase of 14.9% for the quarter and 14.0% for the six months is mainly due to increases in our disposables revenue and equipment sales.  The increase in disposables revenue for the quarter resulted primarily from disposable unit increases across all of our Donor and Patient product lines, including $4.7 million and $9.7 million of revenues for the second quarter and six months, respectively related to the TEG® Thrombelastograph® Hemostasis Analyzer business (“TEG®” or “TEG”)  which was acquired in the third quarter of fiscal year 2008 and the Medicell business which was acquired in the first quarter of fiscal year 2009.

Gross profit increased 24.7% and 21.7% for the second quarter and the first six months of fiscal year 2009 over the comparable period of fiscal year 2008. The favorable effects of foreign exchange accounted for an increase of 9.2% and 7.3% for the second quarter and first six months of fiscal year 2009, respectively. The remaining increase of 15.5% for the quarter and 14.4% for the six months was due primarily to increased sales offset partly by changes in product mix driven by higher sales of lower margin plasma products.

Operating income increased 61.5% and 41.3% for the second quarter and the first six months of fiscal year 2009 over the comparable period of fiscal year 2008. The favorable effects of foreign exchange accounted for an increase of 27.2% and 14.7% for the secord quarter and first six months of fiscal year 2009, respectively. Without the effects of foreign exchange operating income increased 34.3% for the quarter and 26.6% for the six months. These increases were a result of the gross profit changes described above offset by higher operating expenses of 8.3% and 9.9% for the secord quarter and first six months of fiscal year 2009, respectively, that are largely related to the expenses that were brought on from the recent acquisitions, including TEG®.

Net income increased 32.6% and 22.2% for the second quarter and the first six months of fiscal year 2009 over the comparable periods of fiscal year 2008.  The main factor that affected net income was the increase in operating income, due to the reasons mentioned above and to a lower tax rate for second quarter of fiscal year 2009 as compared to that of fiscal year 2008.  The increase in operating income was partially offset by lower interest income and by higher other expense, net relating to lower cash on hand stemming from the TEG® business acquisition and share repurchase program, lower investment yield, and increased expense relating to hedge points.

RESULTS OF OPERATIONS

Net Revenues
by Geography

	For the three months ended			For the six months ended
(in thousands)	September 27, 2008	September 29, 2007	% Increase Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Increase YTDFY09 vs. YTDFY08

United States	$66,511	$53,773	23.7%	$132,300	$108,604	21.8%
International	79,408	67,406	17.8%	157,735	134,511	17.3%

Net revenues	$145,919	$121,179	20.4%	$290,035	$243,115	19.3%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the U.S. approximated 54.4% and 55.6% of total sales for the second quarter of fiscal years 2009 and 2008, respectively and 54.4% and 55.3% for the first six months of fiscal years 2009 and 2008, respectively.  Revenues in Japan accounted for approximately 16.6% and 19.6% of total revenues for the second quarter of fiscal year 2009 and 2008, respectively and 15.9% and 18.2% of total revenues for the first six months of fiscal year 2009 and 2008, respectively. Revenues in Europe accounted for approximately 29.6% and 27.5% of total revenues for the second quarters of fiscal year 2009 and 2008 and 30.5% and 29.1% of total revenues for the first six months of fiscal year 2009 and 2008, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations can be impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues

By Product Type Net Revenues

By Product Type

	For the three months ended			For the six months ended
(in thousands)	September 27, 2008	September 29, 2007	% Increase Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Increase YTDFY09 vs. YTDFY08

Disposables	$127,116	$105,657	20.3%	$252,644	$210,469	20.0%
Software Solutions	9,950	8,689	14.5%	20,249	18,845	7.5%
Equipment	8,853	6,833	29.6%	17,142	13,801	24.2%

Net revenues	$145,919	$121,179	20.4%	$290,035	$243,115	19.3%

Disposables Revenues

By Product Type

	For the three months ended			For the six months ended
(in thousands)	September 27, 2008	September 29, 2007	% Increase Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Increase YTDFY09 vs. YTDFY08

Donor:
Plasma	$49,924	$37,581	32.8%	$96,792	$73,536	31.6%
Blood Bank	36,294	34,160	6.2%	71,953	67,192	7.1%
Red Cell	11,758	10,835	8.5%	23,600	21,779	8.4%
Subtotal	$97,976	$82,576	18.6%	$192,345	$162,507	18.4%

Patient:
Surgical & Diagnostic	$20,747	$15,232	36.2%	$43,110	$31,926	35.0%
OrthoPat	8,393	7,849	6.9%	17,189	16,036	7.2%
Subtotal	$29,140	$23,081	26.3%	$60,299	$47,962	25.7%

Total disposables revenue	$127,116	$105,657	20.3%	$252,644	$210,469	20.0%

DONOR PRODUCTS

Donor products include the plasma, blood bank and red cell product lines.  Disposables revenue for donor products increased 18.6% compared to the second quarter of fiscal year 2008 and 18.4% for the first six months over the comparable period in fiscal year 2008. Foreign exchange resulted in a 6.4% increase for the second quarter and 5.7% increase for the first six months over the comparable period in fiscal year 2008.  The remaining increase of 12.2% for the quarter and 12.7% for the first six months was driven by increases in the Plasma along with increases in the other product lines, as discussed below.

Plasma

Plasma disposable revenue increased 32.8% and 31.6%, respectively, for the second quarter and the first six months of fiscal year 2009 compared to the same periods in fiscal year 2008. Foreign exchange resulted in a 5.1% and 4.4% increase on plasma disposables revenue for the quarter and the first six months, respectively.  The two main reasons for the remaining increase for the quarter and for the first six months are (1) increased demand for our products due to the demand for plasma derived pharmaceuticals and (2) new customers added over the last twelve months.  Demand for source plasma to make pharmaceuticals remains strong, increasing collections by our customers and resulting in higher sales.  To meet this higher demand, over the past year we have continued to place additional equipment with existing and new customers.  As market share growth rates trend down and our customers’ demand levels normalize, we expect plasma disposable growth rates to moderate to a low double-digit rate.

Blood Bank

Blood bank disposable revenue for donor products increased 6.2% and 7.1%, respectively, for the second quarter and the first six months of fiscal year 2009 compared to the same periods in of fiscal year 2008.  Foreign exchange resulted in a 7.9% increase in blood bank disposables revenue during the quarter and 7.5% increase in the first six months over the comparable periods in fiscal year 2008. Without the effect of currency, blood bank revenue decreased 1.7% and 0.4% for the second quarter and first six months.  Blood bank sales consist of our products which collect platelets, and certain blood processing equipment. The decrease was driven by declines in European direct sales and Japan partially offset by increased sales to Canadian Blood Services and the Asia Pacific region.  While the overall market for platelet collections has seen nominal growth rates in Europe, U.S. and Japan, we have seen increased demand in certain emerging markets which has driven increased sales in those geographies.  The sales to the Canadian Blood Services are the result of a contract implemented in the fourth quarter of fiscal year 2008.

Red Cell

Red cell disposable revenue increased 8.5% compared to the second quarter of fiscal year 2008 and 8.4% compared to the first six months of fiscal year 2008. Foreign exchange accounted for an increase of 4.8% in the quarter and an increase of 2.9% for the first six months over the comparable period in fiscal year 2008.  The remaining increase of 3.7% for the quarter and 5.5% for the first six months was primarily due to additional equipment placements over the last year in North America.

PATIENT PRODUCTS

The patient product line includes the following brand platforms: the Cell Saver® brand, the TEG® products and the OrthoPAT® brand and the cardioPAT® brand. Patient disposables revenue increased 26.3% compared to the second quarter of fiscal year 2008 and 25.7% compared to the first six months of fiscal year 2008. Foreign exchange resulted in a 4.9% increase in patient disposables revenue during the quarter and a 4.6% increase during the first six months. The remaining increase of 21.4% for the quarter and 21.1% for the first six months were the result of increases in each of the product lines, as discussed below.

Surgical & Diagnostic

Revenues from our surgical disposables and diagnostic products increased 36.2% as compared to the second quarter of fiscal year 2008 and increased 35.0% as compared to the first six months of fiscal 2008. Surgical and diagnostic disposables revenue consists principally of the Cell Saver, cardioPAT, and TEG products. Foreign exchange resulted in a 5.4% increase in surgical and diagnostic disposables revenue during the quarter and a 5.0% increase the first six months. Without the effect of currency, surgical disposables and diagnostic revenue increased 30.8% for the quarter and 30.0% for the first six months.  The growth is principally driven by the impact of adding the TEG® product line, which had sales of $4.8 million in the second quarter and $9.9 million in the first six months of fiscal year 2009, to the surgical product portfolio. The TEG product line was added through its acquisition from Haemoscope Corporation in the third quarter of fiscal year 2008.  In the first quarter of fiscal year 2009, Medicell (previously, Haemoscope’s UK distributor) was acquired.

OrthoPAT

Our OrthoPAT products serve orthopedic procedures that involve slower, lower volume blood loss that occurs for up to six hours after surgery (post op).  Revenues are driven by adoption of the technology by surgeons and hospitals, and particularly by increased usage among existing customers. OrthoPAT disposables revenue increased 6.9% as compared to the second quarter of fiscal year 2008 and 7.2% for the first six months of fiscal 2008. Foreign exchange resulted in a 3.8% increase in OrthoPAT disposables revenue during the quarter and a 3.7% increase for the first six months. Without foreign exchange, revenues increased by 3.1% and 3.5%, respectively for the second quarter and the first six months of fiscal year 2009 compared to the same period in fiscal year 2008.  This growth was driven by increases in Japan.

Other Revenues

	For the three months ended			For the six months ended
(in thousands)	September 27, 2008	September 29, 2007	% Increase Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Increase YTDFY09 vs. YTDFY08

Software and services	$9,950	$8,689	14.5%	$20,249	$18,845	7.5%
Equipment	8,853	6,833	29.6%	17,142	13,801	24.2%
Total other revenues	$18,803	$15,522	21.1%	$37,391	$32,646	14.5%

Our software and services revenues include revenue from software sales and services revenues derived from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs.

Software solutions and services revenues increased 14.5% for the second quarter and 7.5% for the first six months as compared to the same periods of fiscal year 2008.  Software solutions revenues increased 41.2% and 34.3% as compared to the second quarter and first six months of fiscal year 2008, respectively.  Foreign exchange did not impact the results as sales were primarily in U.S. dollars.  The increase was driven by increased sales to commercial plasma customers.  Services revenues declined 21.9% and 27.7% as compared to the second quarter and first six months of fiscal year 2008, respectively.  Without foreign exchange, revenues decreased by 22.0% and 34.8% for the second quarter and first six months of fiscal year 2009 as compared to the same periods in fiscal year 2008.  The decrease in revenues is primarily due to the completion of a non-recurring consulting contract in North America where service was performed through the first six months of fiscal year 2008 and was completed toward the end of fiscal year 2008.

Revenue from equipment sales increased 29.6% as compared to the second quarter of fiscal year 2008 and 24.2% for the first six months compared to that of fiscal year 2008. Foreign exchange resulted in a 4.9% increase in equipment revenue during the quarter and 5.5% increase for the first six months.  The remaining increase of 24.7% for the quarter and 18.7% for the first six months over the same periods of fiscal year 2008 relates to platelet equipment sales primarily in distribution markets and cell processing equipment to military customers.

Gross Profit

	For the three months ended			For the six months ended
	September 27, 2008	September 29, 2007	% Increase Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Increase YTDFY09 vs. YTDFY08

Gross Profit	$74,689	$59,889	24.7%	$147,726	$121,383	21.7%

Gross Profit Margin	51.2%	49.4%		50.9%	49.9%

Gross profit increased 24.7% and 21.7%, respectively, as compared to the second quarter and first six months of fiscal year 2008.  Foreign exchange resulted in an increase in gross profit of 9.2% for the quarter and 7.3% for the first six months as compared to fiscal year 2008. The remaining increase of 15.5% for the quarter and 14.4% for the first six months was due primarily to the net increase in sales. Gross margin percent improved 100 basis points for the first six months of fiscal year 2009 as compared to the same period of fiscal year 2008.  Of the gross margin percent improvement, 90 basis points resulted from foreign exchange impact. Without the effect of foreign exchange, the improvement can be attributed to price increases and the growth of our higher margin TEG business, offset by higher raw material costs and change in product mix due to the exceptionally strong revenue growth in our lower margin plasma business.

Operating Expenses

	For the three months ended			For the six months ended
(in thousands)	September 27, 2008	September 29, 2007	% Increase / (Decrease) Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Increase / (Decrease) YTDFY09 vs. YTDFY08

Research and development	$5,217	$6,727	(22.4)%	$11,061	$13,003	(14.9)%

% of net revenues	3.6%	5.6%		3.8%	5.3%

Selling, general and administrative	$45,863	$38,546	19.0%	$93,722	$77,985	20.2%

% of net revenues	31.4%	31.8%		32.3%	32.1%

Total Operating Expenses	$51,080	$45,273		$104,783	$90,988
% of net revenues	35.0%	37.4%		36.1%	37.4%

Research and Development

Research and development expenses decreased 22.4% as compared to the same quarter of fiscal year 2008 and 14.9% for the first six months of fiscal year 2008.  The significant factors in the decrease for the quarter and the first six months are lower spending in certain core technology projects partly offset by increased research and development investments in the Arryx technology.

Selling, General and Administrative

Selling, general and administrative expenses increased 19.0% in the second quarter of fiscal year 2008 and 20.2% for the first six months of fiscal year 2008 as compared to the comparable periods of fiscal year 2007. Foreign exchange resulted in a 5.2% increase in selling, general and administrative during the quarter and a 6.0% increase during the first six months.  Excluding the impact of foreign exchange, selling, general and administrative expense increased 13.8% for the second quarter and 14.2% for the first six months as compared to the comparable periods in fiscal year 2007.  The increase was due largely to expenses brought on from recent acquisitions of the TEG® Thrombelastograph® Hemostasis Analyzer business, Medicell, and Infonalé (blood management consulting services business) that had not been reflected in the second quarter and first six months of fiscal year 2008 and increased employee performance based compensation expense in the second quarter and first six months of fiscal year 2009 based on strong Company performance versus pre-established targets .

Operating Income

	For the three months ended			For the six months ended
(in thousands)	September 27, 2008	September 29, 2007	% Increase Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Increase YTDFY09 vs. YTDFY08

Operating income	$23,609	$14,616	61.5%	$42,943	$30,395	41.3%

% of net revenues	16.2%	12.1%		14.8%	12.5%

Operating income increased 61.5% and 41.3%, respectively, as compared to the second quarter and first six months of fiscal year 2008.  Foreign exchange resulted in a 27.2% increase in operating income during the quarter and 14.7% increase during the first six months.  Without the effects of foreign currency, operating income increased 34.3% for the quarter and 26.6% for the first six months due primarily to sales and gross profit growth, partially offset by increases in operating expenses.

Other income, net

	For the three months ended			For the six months ended
(in thousands)	September 27, 2008	September 29, 2007	% Decrease Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Decrease YTDFY09 vs. YTDFY08

Interest expense	$(16)	$(153)		$(40)	$(360)
Interest income	506	1,414		1,160	3,317
Other income/(expense), net	(1,290)	731		(915)	1,688
Total other income/(expense), net	$(800)	$1,992	(140.2)%	$205	$4,645	(95.6)%

% of net revenues	(0.5)%	1.6%		0.1%	1.9%

Total other income, net decreased 140.2% during the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008 and decreased 95.6% during the six month periods of fiscal year 2009 as compared to the six month periods of fiscal year 2008 due to the net of the (i) decrease in interest income due to lower interest rates and lower invested cash resulting from acquisitions and the Company’s share repurchase program, (ii) decrease in interest expense resulting from lower average fixed rate debt outstanding, and (iii) increase in other expense associated with hedge points on forward contracts.  Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

	For the three months ended			For the six months ended
	September 27, 2008	September 29, 2007	% Increase Q2FY09 vs. Q2FY08	September 27, 2008	September 29, 2007	% Increase YTDFY09 vs. YTDFY08
Reported Income Tax Rate	35.1%	32.8%	2.3%	32.4%	32.0%	0.4%

Our reported tax rate includes two principal components: an annual effective tax rate and discrete items that are recorded in the quarter that an event occurs.  Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years and a statute of limitation’s expiration.

The reported tax rates were 35.1% and 32.4% for the three and six month periods ended September 27, 2008.  The reported tax rates were 32.8% and 32.0% for the three and six month period ended September 29, 2007.  The reported tax rate for the six month periods ended September 27, 2008 and September 29, 2007 included discrete tax benefits or $1.1 million and $0.9 million, respectively, pertaining to the reversal of reserves for uncertain tax benefits pertaining to transfer pricing as a result of the expiration of the statute of limitations in Japan.

For the three and six months ended September 27, 2008, the reported tax rate includes a 35.1% annual effective tax rate.  The annual effective tax rate reflects the expiration of federal research and development credits and a shift away from investing in tax-exempt interest bearing assets. On October 3, 2008, a law was enacted that reinstated the federal research and development credit that will provide a beneficial impact on the rate to be reflected in the third quarter of fiscal year 2009.

As of March 29, 2008, our unrecognized tax benefits totaled approximately $5.2 million which, if recognized, would favorably affect our effective tax rate in future periods.  Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments.  In addition to the expiration of the statute of limitations in Japan during the six months ended September 27, 2008, approximately $1.1 million of unrecognized tax benefits may be recognized through the end of the fiscal year.  Total unrecognized tax benefits on September 27, 2008 were $4.3 million.

Our historic practice has been and continues to be to recognize interest and penalties related to federal, state, and foreign income tax matters in income tax expense. Approximately $0.9 million and $0.8 million are accrued for interest at September 27, 2008 and March 29, 2008, respectively.

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

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	September 27, 2008	March 29, 2008
	(dollars in thousands)
Cash & cash equivalents	$111,331	$133,553
Working capital	$254,282	$261,757
Current ratio	3.9	3.7
Net cash position (1)	$97,579	$121,190
Days sales outstanding (DSO)	75	78
Disposables finished goods inventory turnover	6.4	6.9

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

	September 27, 2008	September 29, 2007	$ Increase / (Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$41,777	$22,052	$19,725
Investing activities	(28,737)	(26,679)	(2,058)
Financing activities	(33,825)	(69,761)	35,936
Effect of exchange rate changes on cash (1)	(1,437)	144	(1,581)
Net (decrease) / increase in cash and cash equivalents	$(22,222)	$(74,244)	$52,022

(1)           The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Through September 27, 2008, the Company repurchased approximately 1,100,000 shares of its common stock for an aggregate purchase price of $60.0 million. This completed a $60.0 million share repurchase program that was announced in May 2008.  We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).

Cash Flow Overview:

Six Month Comparison

Operating Activities:

Net cash provided by operating activities increased by $19.7 million in the first six months of fiscal year 2009 as compared to 2008 due primarily to:

•                  $6.3 million decreased investment in other assets and other long-term liabilities, a $5.3 million increase in net income, a $3.4 million increase in depreciation and amortization over that of the same period last year, a $3.0 million increase in accounts payable and accrued expenses, and a $1.0 million tax benefit from the exercise of stock options.

Investing Activities:

Net cash used in investing activities increased by $2.1 million during the first six months of fiscal year 2009 as compared to 2008 due primarily to the $1.5 million increased investment in capital expenditures on property, plant and equipment.

Financing Activities:

Net cash used in financing activities decreased by $35.9 million in the first six months of fiscal year 2009 as compared to 2008 due primarily to:

•                  $15.0 million decrease in money spent relating to stock repurchase, a $14.1 million increase in exercise of stock options and tax benefit of stock compensation, and a $6.6 million net increase in short-term revolving credit agreements..

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

			Composite Index Hedge Spot Rates	Favorable / (Unfavorable) Change versus Prior Year

FY2005		Q1	0.97	15.7%
		Q2	0.99	5.1%
		Q3	0.92	15.5%
		Q4	0.89	14.1%
2005	Total		0.94	12.7%

FY2006		Q1	0.92	5.2%
		Q2	0.91	9.1%
		Q3	0.87	5.7%
		Q4	0.86	2.8%
2006	Total		0.89	5.1%

FY2007		Q1	0.89	3.6%
		Q2	0.92	(1.1)%
		Q3	0.96	(9.4)%
		Q4	0.95	(9.3)%
2007	Total		0.93	(4.2)%

FY2008		Q1	0.92	(3.1)%
		Q2	0.93	(1.0)%
		Q3	0.93	3.3%
		Q4	0.93	2.4%
2008	Total		0.93	0.4%

FY2009		Q1	0.92	0.5%
		Q2	0.90	3.4%
		Q3	0.86	8.3%
		Q4	0.82	13.9%
			0.87	6.3%

FY2010		Q1	0.77	19.5%
		Q2	0.81	10.4%

Recent Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.  We are currently evaluating the potential impact of FSP No. 133-1 and FIN 45-4 on our financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, as an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for any reporting period (annual or quarterly interim) beginning on or after November 15, 2008. We are currently evaluating the potential impact of SFAS No. 161 on our financial position and results of operations. This statement is effective for our fourth quarter interim period ending March 28, 2009 and our 2009 annual financial statements.

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

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At September 27, 2008, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged	(BUY) / SELL	Weighted Spot		Weighted Forward
Currency	Local Currency	Contract Rate		Contract Rate		Fair Value	Maturity

Euro	5,500,000	$1.450		$1.448		$(78,140)	Oct 2008 - Nov 2008
Euro	9,400,000	$1.491		$1.472		$94,491	Dec 2008 - Feb 2009
Euro	12,800,000	$1.568		$1.544		$1,046,142	Mar 2009 - May 2009
Euro	11,200,000	$1.489		$1.464		$101,191	Jun 2009 - Aug 2009
Japanese Yen	800,000,000	112.2	per US$	108.6	per US$	$(201,127)	Oct 2008 - Nov 2008
Japanese Yen	1,200,000,000	106.3	per US$	104.3	per US$	$59,746	Dec 2008 - Feb 2009
Japanese Yen	1,195,000,000	105.3	per US$	103.3	per US$	$94,637	Mar 2009 - May 2009
Japanese Yen	1,116,000,000	107.3	per US$	105.2	per US$	$(148,633)	Jun 2009 - Aug 2009
				Total:		$968,308

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies.  In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $9.5 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $10.3 million decrease in the fair value of the forward contracts.

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

At September 27, 2008, the fair value of our long-term debt was approximately $0.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $5.7 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.

Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at September 27, 2008, the fair value of our long-term debt would change by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of September 27, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

No change in the Company’s internal control over financial reporting occurred during the three months ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Through September 27, 2008, the Company repurchased 1,100,064 shares of its common stock for an aggregate purchase price of $60.0 million.  This completed a $60.0 million share repurchase program that was announced in May 2008.  All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).

		Average	Value of Shares
	Total	Price	Purchased as Part	Maximum Dollar Value
	Number of	Paid per	of Publicly	of Shares that May Yet
	Shares	Commissions	Announced Plans	be Purchased Under the
Period	Repurchased	Commissions	or Programs	Plans or Programs
March 30, 2008 to April 26, 2008	N/A	N/A	N/A	N/A
April 27, 2008 to May 24, 2008	295,562	$54.57	$16,128,367	$43,871,633
May 25, 2008 to June 28, 2008	219,408	$57.85	$12,693,212	$31,178,421
June 29, 2008 to July 26, 2008	585,094	$53.28	$31,176,528	$1,893
July 27, 2008 to August 23, 2008	N/A	N/A	N/A	N/A
August 23, 2008 to September 27, 2008	N/A	N/A	N/A	N/A

Total	1,100,064	$54.54	$59,998,107	$—

For the six months ended September 27, 2008, the Company had 25.3 million basic weighted average shares of its Common Stock outstanding.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On July 31, 2008 the Company held its annual meeting of stockholders. At the meeting, Lawrence C. Best, Richard J. Meelia, and Ronald L. Merriman were re-elected as Directors for a term ending in 2011. The voting results were as follows:

Lawrence C. Best	For 23,277,289	Withheld	255,787
Richard J. Meelia	For 22,664,171	Withheld	868,905
Ronald L. Merriman	For 20,409,736	Withheld	3,123,340

The other members of the Board of Directors whose terms continued after the meeting were:

Serving a Term Ending in 2009 – Ronald G. Gelbman and Brad Nutter

Serving a Term Ending in 2010 – Susan Bartlett Foote, Pedro P. Granadillo, and Mark W. Kroll, Ph.D.

At the meeting, the stockholders voted to approve an amendment of the Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan as described in the accompanying Proxy Statement.  The vote was as follows:

For	16,152,345	Against	5,791,459	Abstain	15,916	Broker Non-Vote	1,573,356

At the meeting, the stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as independent public accountants for the current fiscal year. The vote was as follows:

For	23,414,927	Against	112,737	Abstain	5,412	Broker Non-Vote	—

Item 5.    Other Information

None

Item 6.    Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brad Nutter, Chairman and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brad Nutter, Chairman and Chief Executive Officer of the Company

32.2

Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

Date: November 5, 2008	By:	/s/ Brad Nutter
Brad Nutter, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2008	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development (Principal Financial Officer)