Form 10-Q
period 2008-12-27
HAEMONETICS CORP
filed 2009-02-03
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: December 27, 2008 Commission File Number: 1-10730

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

Yes ☐       No ☒

The number of shares of $.01 par value common stock outstanding as of December 27, 2008:

25,431,571

HAEMONETICS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited in thousands, except per share data)

	Three months ended		Nine months ended
	December 27 2008	December 29 2007	December 27 2008	December 29 2007

Net revenues	$155,447	$134,587	$445,482	$377,701
Cost of goods sold	77,151	68,029	219,460	189,761

Gross profit	78,296	66,558	226,022	187,940

Operating expenses:

Research and development	5,840	5,529	16,901	18,532
Selling, general and administrative	47,965	41,432	141,687	119,418

Total operating expenses	53,805	46,961	158,588	137,950

Operating income	24,491	19,597	67,434	49,990

Interest income, net	449	1,070	1,569	4,037
Other (expense)/income, net	(1,451)	225	(2,366)	1,905

Income before provision for income taxes	23,489	20,892	66,637	55,932

Provision for income taxes	7,273	6,538	21,272	17,733

Net income	$16,216	$14,354	$45,365	$38,199

Basic income per common share
Net income	$0.64	$0.56	$1.79	$1.48

Income per common share assuming dilution
Net income	$0.62	$0.54	$1.73	$1.43

Weighted average shares outstanding
Basic	25,375	25,500	25,340	25,881
Diluted	26,056	26,437	26,163	26,776

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 27, 2008	March 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,325	$133,553
Accounts receivable, less allowance of $1,994 at December 27, 2008 and $2,365 at March 29, 2008	124,575	120,252
Inventories, net	73,557	65,388
Deferred tax asset, net	8,491	12,058
Prepaid expenses and other current assets	21,944	28,183
Total current assets	353,892	359,434
Property, plant and equipment:
Land, building and building improvements	42,487	43,873
Plant equipment and machinery	101,232	88,811
Office equipment and information technology	52,844	52,787
Haemonetics equipment	189,531	178,827
Total property, plant and equipment	386,094	364,298
Less: accumulated depreciation	(256,624)	(247,814)
Net property, plant and equipment	129,470	116,484
Other assets:
Other intangibles, less amortization of $24,078 at December 27, 2008 and $19,821 at March 29, 2008	63,936	64,333
Goodwill	55,434	54,222
Deferred tax asset, long term	14,784	9,244
Other long-term assets	4,832	5,233
Total other assets	138,986	133,032
Total assets	$622,348	$608,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,434	$6,326
Accounts payable	17,201	19,724
Accrued payroll and related costs	24,967	19,824
Accrued income taxes	6,466	5,285
Other liabilities	32,466	46,518
Total current liabilities	85,534	97,677

Long-term debt, net of current maturities	5,522	6,037
Long-term deferred tax liability	7,655	3,253
Other long-term liabilities	7,849	7,795

Commitments and contingencies (Note 13)
Stockholders’ equity:

Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding— 25,431,571 shares at December 27, 2008 and 25,694,769 shares at March 29, 2008	254	256
Additional paid-in capital	217,036	186,933
Retained earnings	295,576	302,196
Accumulated other comprehensive income	2,922	4,803
Total Stockholders’ equity	515,788	494,188
Total liabilities and stockholders’ equity	$622,348	$608,950

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	$ ’s	Capital	Earnings	Income / (Loss)	Equity	Income

Balance, March 29, 2008	25,695	$256	$186,933	$302,196	$4,803	$494,188
Employee stock purchase plan	59	1	2,658	—	—	2,659
Exercise of stock options and related tax benefit	760	8	28,141	—	—	28,149
Shares repurchased	(1,100)	(11)	(8,003)	(51,984)	—	(59,998)
Issuance of restricted stock, net of cancellations	18	—	—	—	—	—
Stock Compensation expense	—	—	7,307	—	—	7,307
Net income	—	—	—	45,365	—	45,365	45,365
Foreign currency translation adjustment	—	—	—	—	(7,983)	(7,983)	(7,983)
Unrealized gain on hedges, net					1,833	1,833	1,833
Reclassification of hedge loss to earnings	—	—	—	—	4,269	4,269	4,269
Comprehensive income	—	—	—	—	—	—	43,484

Balance, December 27, 2008	25,432	$254	$217,036	$295,576	$2,922	$515,788

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 27, 2008	December 29, 2007
Cash Flows from Operating Activities:
Net income	$45,365	$38,199
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	29,841	22,398
Stock compensation expense	7,307	7,122
Loss/(gain) on sales of plant, property and equipment	142	(739)
Unrealized loss/(gain) from hedging activities	2,333	(1,582)

Change in operating assets and liabilities:
Increase in accounts receivable, net	(7,936)	(13,377)
Increase in inventories	(8,920)	(2,559)
(Increase)/Decrease in prepaid income taxes	(1,316)	651
Increase in other assets and other long-term liabilities	(3,763)	(9,165)
Tax benefit of exercise of stock options	2,688	1,671
Increase in accounts payable and accrued expenses	6,917	3,171
Net cash provided by operating activities	72,658	45,790
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(45,670)	(42,497)
Proceeds from sale of property, plant and equipment	2,522	3,149
Acquisition of Medicell	(2,459)	—
Acquisition of HaemoScope	—	(45,080)
Acquisition of Infonale, Inc.	—	(1,300)
Net cash used in investing activities	(45,607)	(85,728)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(515)	(473)
Net decrease in short-term revolving credit agreements	(2,431)	(10,651)
Payments on long-term credit agreements	—	(5,714)
Employee stock purchase plan	2,659	2,209
Exercise of stock options	20,299	14,896
Excess tax benefit on exercise of stock options	6,106	1,274
Stock Repurchase	(59,998)	(74,996)
Net cash used in financing activities	(33,880)	(73,455)
Effect of Exchange Rates on Cash and Cash Equivalents	(1,399)	1,023
Net Decrease in Cash and Cash Equivalents	(8,228)	(112,370)
Cash and Cash Equivalents at Beginning of Year	133,553	229,227
Cash and Cash Equivalents at End of Period	$125,325	$116,857
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$6,174	$1,672

Supplemental Disclosures of Cash Flow Information:
Interest paid	$414	$849
Income taxes paid	$19,951	$22,544

The accompanying notes are an integral part of these consolidated financial statements

1.   BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  All significant intercompany transactions have been eliminated.  Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements as of and for the three and nine month periods ended December 27, 2008. Operating results for the three and nine month periods ended December 27, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2009, or any other interim period.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 29, 2008.

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

Software and Service Revenues

At this time, our software and services business principally provides support to our plasma and blood collection customers.  Through our Software Solutions Divison, (formerly 5D™ Information Management and Information Data Management), we provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories, and for efficient and compliant operations of blood and plasma collection centers.  For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. Software license revenues are generally billed periodically, monthly or quarterly and recognized over the period in which the service is provided. Our software and service business model includes the provision of services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly or quarterly fees.  We recognize these fees and charges as earned, typically as these services are provided during the contract period.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.  These statements became effective during this quarter and did not have an impact on our financial position and results of operation as we have not issued or purchased credit derivatives.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  This statement became effective during this quarter and did not have an impact on our financial position and results of operations.

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

	For the Three Months Ended
	December 27, 2008	December 29, 2007
	(in thousands, except per share amounts)
Basic EPS
Net income	$16,216	$14,354

Weighted average shares	25,375	25,500

Basic income per share	$0.64	$0.56

Diluted EPS
Net income	$16,216	$14,354

Basic weighted average shares	25,375	25,500
Dilutive effect of stock options and restricted stock units	681	937

Diluted weighted average shares	26,056	26,437

Diluted income per share	$0.62	$0.54

	For the Nine Months Ended
	December 27, 2008	December 29, 2007
	(in thousands, except per share amounts)
Basic EPS
Net income	$45,365	$38,199

Weighted average shares	25,340	25,881

Basic income per share	$1.79	$1.48

Diluted EPS
Net income	$45,365	$38,199

Basic weighted average shares	25,340	25,881
Dilutive effect of stock options and restricted stock units	823	895

Diluted weighted average shares	26,163	26,776

Diluted income per share	$1.73	$1.43

4.   STOCK-BASED COMPENSATION

Stock-based compensation expense of $7.3 million and $7.1 million was recognized for the nine months ended December 27, 2008 and December 29, 2007, respectively.  The related income tax benefit recognized in the consolidated statements of income was $2.1 million for both the nine month periods ended December 27, 2008 and December 29, 2007. We recognize stock-based compensation on a straight line basis.

For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 29, 2008.   Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan.  Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors.  With the exception of one performance based restricted stock award granted in the first quarter of this year and an option award with a five year vesting period granted in the third quarter of this year, all options, restricted stock awards and restricted stock units granted to employees in the nine months ended December 27, 2008 vest over a four year period of time and the options expire not more than 7 years from the date of grant.

Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported results) are reported as a financing cash flow, rather than as an operating cash flow and are recognized as a credit to additional paid-in-capital. This excess tax benefit was $0.7 million and $0.5 million for the three months ended December 27, 2008 and December 29, 2007, respectively, and $6.1 million and $1.3 million for the nine months ended December 27, 2008 and December 29, 2007, respectively.

A summary of information related to stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ 000’s)
Outstanding at March 29, 2008	3,657,566	$37.05	4.61	$79,183

Granted	842	$57.86
Exercised	(180,095)	$26.52
Forfeited	(40,030)	$45.80
Outstanding at June 28, 2008	3,438,283	$37.51	4.37	$69,606

Granted	46,138	$58.45
Exercised	(480,045)	$26.69
Forfeited	(10,589)	$39.65
Outstanding at September 27, 2008	2,993,787	$39.55	4.35	$63,933

Granted	363,939	$54.30
Exercised	(99,365)	$27.16
Forfeited	(22,505)	$49.03
Outstanding at December 27, 2008	3,235,856	$41.53	4.44	$44,426

Exercisable at December 27, 2008	2,087,991	$36.20	3.89	$39,696

Expected to Vest at December 27, 2008	2,985,496	$40.75	4.37	$43,306

The total intrinsic value of options exercised during the three month periods ended December 27, 2008 and December 29, 2007, was $2.8 million and $5.8 million, respectively.   The total intrinsic value of options exercised was $21.6 million and $16.4 million for the nine month periods ended December 27, 2008 and December 29, 2007, respectively.

As of December 27, 2008 and December 29, 2007, there was $13.8 million and $16.2 million, respectively, of total unrecognized compensation cost related to non vested stock options. That cost is expected to be recognized over a weighted average period of 2.4 years and 2.3 years, respectively. The total fair value of shares fully vested during the nine months ended December 27, 2008 and December 29, 2007 was $29.0 million $34.0 million, respectively.

The weighted average fair value for our options granted in the first nine months of fiscal year 2009 and 2008 was $16.67and $17.45, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.  The assumptions utilized for option grants during the periods presented are as follows:

	Nine Months Ended
	December 27, 2008	December 29, 2007
Stock Options Black-Scholes assumptions (weighted average):
Volatility	29.79%	29.56%
Expected life (years)	4.9	5.0
Risk-free interest rate	2.69%	4.07%
Dividend yield	0.00%	0.00%

As of December 27, 2008 and December 29, 2007, there was $0.3 and $0.3 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost was expected to be recognized over a weighted average period of 1.92 and 3.34 years, respectively. The total fair value of restricted stock awards vested during the nine months ended December 27, 2008 was $0.1 million and $0.0 million during the nine months ended December 29, 2007.

A summary of information related to restricted stock awards is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at March 29, 2008	10,000	$48.09

Granted	3,456	$57.22
Released	(2,500)	$48.09
Forfeited	—	—
Terminated	—	—

Nonvested at December 27, 2008	10,956	$50.97

As of December 27, 2008 and December 29, 2007, there was $4.2 and $2.2 million, respectively, of total unrecognized compensation cost related to non vested restricted stock units. That cost was expected to be recognized over a weighted average period of 3.4 and 3.7 years, respectively. The total fair value of shares fully vested was $0.8 million and $0.0 million for the nine months ended December 27, 2008 and December 29, 2007, respectively.

A summary of information related to restricted stock units is as follows:

	Shares	Weighted Average Market Value at Grant Date
Nonvested at March 29, 2008	58,332	$51.52

Granted	210	$57.23
Vested	—	—
Forfeited	(1,905)	$50.90

Nonvested at June 28, 2008	56,637	$51.56

Granted	5,591	$58.19
Vested	(2,225)	$50.23
Forfeited	(937)	$51.33

Nonvested at September 27, 2008	59,066	$52.24

Granted	56,237	$54.48
Vested	(12,417)	$51.33
Forfeited	(1,361)	$51.33

Nonvested at December 27, 2008	101,525	$53.61

As of December 27, 2008 and December 29, 2007, there was $0.3 and $0.1 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares.  That cost was expected to be recognized over the remainder of fiscal year 2009 and fiscal year 2008, respectively.

During the nine months ended December 27, 2008 and December 29, 2007, there were 59,263 and 55,766 shares purchased under the ESPP, respectively.  They were purchased at $44.86 and $39.61 per share under the ESPP.

5.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of goods sold with the exception of $5.0 million and $2.8 million for the three months ended December 27, 2008 and December 29, 2007, respectively, and $10.8 million and $7.2 million for the nine months ended December 27, 2008 and December 29, 2007, respectively, that are included in selling, general, and administrative expenses.  Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

6.   FOREIGN CURRENCY

We enter into forward exchange contracts to hedge the probable cash flows from forecasted inter-company foreign currency denominated revenues, principally Japanese Yen and Euro. The purpose of our hedging strategy is to lock in foreign exchange rates for 12 months to minimize, for this period of time, the unforeseen impact on our results of operations of fluctuations in foreign exchange rates. We also enter into forward contracts that settle within 35 days to hedge certain monetary assets and liabilities denominated in foreign currencies. These derivative financial instruments are not used for trading purposes. The forward exchange contracts are recorded at fair value and are included in other current assets or other current liabilities on our consolidated balance sheets.  The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues on our consolidated statements of income when the underlying hedge transaction affects earnings.  The cash flows related to the gains and losses on these foreign currency hedges are classified in the consolidated statements of cash flows as part of cash flows from operating activities.   In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify any gain or loss on the related cash flow hedge from other comprehensive income to earnings at that time.  The ineffective portion of a derivative’s change in fair value is recognized currently in other income, net in our consolidated statements of income.

7.   PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration.  We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	December 27, 2008	December 29, 2007
	(in thousands)
Warranty accrual as of the beginning of the period	$992	$734

Warranty Provision	620	431

Warranty Spending	(436)	(431)

Warranty accrual as of the end of the period	$1,176	$734

	For the nine months ended
	December 27, 2008	December 29, 2007
	(in thousands)
Warranty accrual as of the beginning of the period	$929	$734

Warranty Provision	1,496	1,420

Warranty Spending	(1,249)	(1,420)

Warranty accrual as of the end of the period	$1,176	$734

8.   COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  For us, all other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	December 27, 2008	December 29, 2007
Net income	$16,216	$14,354

Other comprehensive income:

Foreign currency translation	(2,328)	1,479

Unrealized gain/(loss) on cash flow hedges, net of tax	(2,857)	(1,277)

Reclassifications into earnings of cash flow hedge losses, net of tax	331	1,098
Total comprehensive income	$11,362	$15,654

	For the nine months ended
(In thousands)	December 27, 2008	December 29, 2007
Net income	$45,365	$38,199

Other comprehensive income:

Foreign currency translation	(7,983)	5,251

Unrealized gain/(loss) on cash flow hedges, net of tax	1,833	(3,207)

Reclassifications into earnings of cash flow hedge losses, net of tax	4,269	1,544
Total comprehensive income	$43,484	$41,787

9.   INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead.  Cost is determined on the first-in, first-out method.

Inventories consist of the following:

	December 27, 2008	March 29, 2008
	(in thousands)
Raw materials	$22,857	$16,107
Work-in-process	10,727	14,430
Finished goods	39,973	34,851
	$73,557	$65,388

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the nine months ended December 27, 2008 is as follows (in thousands):

Carrying amount as of March 29, 2008	$54,222
Medicell (a)	1,020
Haemoscope (b)	22
Effect of change in rates used for translation	170

Carrying amount as of December 27, 2008	$55,434

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

Other Intangible Assets

As of December 27, 2008

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles

Patents	$11,926	$4,742	11

Capitalized Software	15,382	301	5

Other technology	29,682	11,315	10

Customer contracts and related relationships	29,925	7,561	12

Trade Names	1,099	159	7

Subtotal	$88,014	$24,078	14

As of March 29, 2008

	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Weighted Average Useful Life (in years)
Amortized Intangibles

Patents	$11,725	$4,073	12

Capitalized Software	13,638	296	6

Other technology	28,327	10,013	11

Customer contracts and related relationships	29,342	5,439	8

Trade Names	600	0	12

Subtotal	83,632	19,821	11

Indefinite Life Intangibles Trade name	522	n/a	Indefinite

Total Intangibles	$84,154	$19,821

The changes to the net carrying value of our intangible assets from March 29, 2008 to December 27, 2008, reflect the capitalization of software costs associated with our devices and software products (see Footnote #17), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

For the three months ended December 27, 2008 and December 29, 2007, amortization expense for amortized other intangible assets was $1.4 million and $0.9 million, respectively. For the nine months ended December 27, 2008 and December 29, 2007,  amortization expense for amortized other intangible assets was $4.4 million and $2.6 million, respectively. Annual amortization expense is expected to approximate $5.8 million for fiscal year

2009, $6.8 million for fiscal year 2010, $6.7 million for fiscal year 2011, $6.2 million for fiscal year 2012, $6.1 million for fiscal year 2013, and $6.7 million for fiscal year 2014.

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

Statement No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

•                  Level 1 — Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•                  Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•                  Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 27, 2008:

	Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$89,043	$—	$—	$89,043
Forward currency exchange contracts	—	3,300	—	3,300
	$89,043	$3,300	$—	$92,343

Liabilities
Forward currency exchange contracts	$—	$5,847	$—	$5,847
	$—	$5,847	$—	$5,847

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended December 27, 2008.

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

	For the three months ended		For the nine months ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007

Annual Effective Tax Rate	35.1%	35.9%	35.1%	35.0%
Discrete Items	(4.1)%	(4.6)%	(3.2)%	(3.3)%
Reported Income Tax Rate	31.0%	31.3%	31.9%	31.7%

The annual effective rate for the three months ended December 27, 2008 was 35.1%, a decrease of 0.8% over the three months ended December 29, 2007.  This decrease is a result of changes in the global distribution of our income, partially offset by a reduction in tax exempt income.  The annual effective rate for the nine months ended December 27, 2008 was 35.1%, an increase of 0.1% over that for the nine months ended December 29, 2007.  This increase is a result of a reduction in tax exempt income, partially offset by a change in the global distribution of our income.

Discrete tax benefits were recognized in the three months ended December 27, 2008 and December 29, 2007.  For the third quarter of fiscal 2009, the discrete benefits totaled $973,000.  The noted discrete benefits were comprised of the release of $1.1 million tax reserves due to a statute of limitations expiration and a $135,000 discrete benefit for the reinstated research & development credit for the first and second quarter of fiscal 2009 that was offset in part by a $301,000 tax provision due to the finalization of our fiscal 2008 U.S. Federal income tax returns.  For the nine months ended December 27, 2008 discrete tax benefits totaled $2.1 million, including the amounts described above, and benefits of $1.2 million related to a statute of limitations expiration in Japan.

Future adjustments may increase or decrease the reported tax rate.

As of March 29, 2008, our unrecognized tax benefits totaled approximately $5.2 million which, if recognized, would favorably affect our effective tax rate in future periods.  Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments.  In the nine months ended December 27, 2008, there was a release of $2.0 million of tax reserves as a result of the expiration of the statute of limitations.  Total unrecognized tax benefits on December 27, 2008 were $3.2 million.  At this time, we do not expect any further release of tax reserves in fiscal 2009.

Our historic practice has been and continues to be to recognize interest and penalties related to federal, state, and foreign income tax matters in income tax expense. Approximately $0.9 million and $0.8 million are accrued for interest at December 27, 2008 and March 29, 2008, respectively.

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

14.  DEFINED BENEFIT PENSION PLANS

Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries.  Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	December 27, 2008	December 29, 2007
	(in thousands)

Service Cost	$150	$152
Interest cost on benefit obligation	66	56
Expected return on plan assets	(19)	(19)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(4)	(4)
Net periodic benefit cost	$193	$185

	For the nine months ended
	December 27, 2008	December 29, 2007
	(in thousands)

Service Cost	$450	$438
Interest cost on benefit obligation	198	160
Expected return on plan assets	(57)	(55)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(12)	(10)
Net periodic benefit cost	$579	$533

15.  SEGMENT INFORMATION

Segment Definition Criteria

We manage our business on the basis of one operating segment: the design, manufacture, marketing and delivery of blood management solutions.  Our chief operating decision-maker uses consolidated results to make operating and strategic decisions.  Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

Enterprise Wide Disclosures about Product and Services

We have three families of products: (1) those that serve the blood donor, (2) those that serve the patient and (3) our services and software products which are used in connections with our donor and patient products.  Under the donor family of products we have included blood bank, red cell and plasma collection products. The patient products include autologous blood salvage products targeting surgical patients who lose blood during or after surgery as well as a blood loss diagnostic product.  Software and services include information technology platforms, maintenance services for our donor and patient products, and business services that assist blood banks, plasma centers, and hospitals more effectively manage regulatory compliance and operational efficiency.

Donor

The blood bank products include devices, single use disposables and solutions that perform apheresis, as well as the washing of red blood cells for certain procedures. The main devices used for these blood component procedures are the MCS®+ mobile collection systems and the ACP® 215 automated cell processing system.

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

Patient

Patient products include devices and single use disposables that process surgical blood. Patient devices include the Cell Saver and cardioPAT surgical blood salvage systems, OrthoPAT, and the SmartSuction Harmony surgical suction product. Cell Saver is used in cardiovascular surgeries with high blood loss, other high blood loss surgeries, and trauma.  The Cell Saver is mainly used intra-operatively.  The cardioPAT is used in lower blood loss and minimally invasive cardiovascular surgeries.  The cardioPAT can be used both intra-operatively and post-operatively.  OrthoPAT technology is used for lower, slower blood loss orthopedic procedures, where bleeding takes place during and after surgery.  These technologies perform a procedure whereby shed blood is collected, cleansed and made available to be transfused back to the patient.

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

Software Solutions and Services

Software and services revenue include revenue generated from Software Solutions Divison, equipment repairs performed under preventive maintenance contracts or emergency service billings and miscellaneous sales and business services that assist blood banks, plasma centers, and hospitals more effectively manage regulatory compliance and operational efficiency. The Software Solutions Divison provides information technology platforms and related services to plasma collectors, blood banks and the US Department of Defense. Our business services products include service offerings that assist blood banks, plasma centers, and hospitals more effectively manage regulatory compliance and operational efficiency.

Revenues from External Customers:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(in thousands)
Disposables Revenues by Product Family
Donor:
Plasma	$53,594	$41,253
Blood Bank	36,435	33,207
Red Cell	13,051	12,478
	$103,080	$86,938

Patient:
Surgical	$22,967	$18,981
OrthoPAT	9,112	9,086
	$32,079	$28,067

Disposables Revenue	$135,159	$115,005

Equipment	$10,246	$8,485
Software Solutions and Services	$10,042	$11,097

Total revenues from external customers	$155,447	$134,587

	Nine Months Ended
	December 27, 2008	December 29, 2007
	(in thousands)
Disposables Revenues by Product Family
Donor:
Plasma	$150,386	$114,789
Blood Bank	108,388	100,399
Red Cell	36,651	34,257
	$295,425	$249,445

Patient:
Surgical	$66,077	$50,907
OrthoPAT	26,301	25,122
	$92,378	$76,029

Disposables Revenue	$387,803	$325,474

Equipment	$27,388	$22,286
Software Solutions and Services	$30,291	$29,941

Total revenues from external customers	$445,482	$377,701

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

Over the course of fiscal year 2009, we intend to finalize and implement the Technical Operations organization transformation plan. In accordance with the Company’s revised guidance, once finalized and implemented, we expect to incur exit related costs in the range of $6 million to $7 million.

We expect this transformation will align our resources with our vision of being the global leader in blood management solutions.

We are also finalizing the consolidation of our customer support functions in Europe into our European Headquarters in Signy, Switzerland. The consolidated center in Signy now includes finance, customer and sales support, and logistics supply chain management. The majority of the consolidation of these functions occurred during fiscal year 2008.

For the nine months ended December 27, 2008 and December 29, 2007, we recorded pre-tax restructuring costs of $2.1 million and $2.9 million, respectively, as selling, general, and administrative costs.  Additionally, we incurred other transformation costs relating to the hiring of personnel in our new shared services center in Signy, Switzerland of $0.5 million and $0.7 million for the nine months ended December 27, 2008 and December 29, 2007, respectively.  The other transformation costs related to the hiring of personnel are not included in the table below.

The following summarizes the restructuring activity for the nine months ended December 27, 2008 and December 29, 2007, respectively:

	Nine Months Ended December 27, 2008
(Dollars in thousands)	Balance at March 29, 2008	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at December 27, 2008

Employee-related costs	$521	$1,994	$(1,886)	$—	$629
Facility related costs	42	71	(71)	—	42
Other Exit & Termination Costs	78	—	—	—	78
	$641	$2,065	$(1,957)	$—	$749

	Nine Months Ended December 29, 2007
(Dollars in thousands)	Balance at March 31, 2007	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at December 29, 2007

Employee-related costs	$—	$2,195	$(1,791)	$—	$404
Facility related costs	—	688	(514)	(86)	88
	$—	$2,883	$(2,305)	$(86)	$492

17.  CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

The Company is implementing an Enterprise Resource Planning (ERP) system. In Fiscal 2007, we began our plan to implement the system in two phases over three years.  The Company has completed and put into service costs relating to Phase I.  Phase II began during the three months ended June 28, 2008.

The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $4.5 million and $6.5 million, respectively, during the nine month periods ended December 27, 2008 and December 29, 2007, in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage. Since project inception, the total capitalized costs incurred include $1.8 million for the cost of the software license and $17.4 million in third party and internal personnel development costs.

SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. In connection with the development of the software for our next generation Donor apheresis platform, the Company capitalized $0.8 million during the nine month period ended December 27, 2008 and a project to date total of $11.9 million.  All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed.  Work on the Donor apheresis platform has been temporarily suspended while the Company focuses on completing another project, which is expected to be completed by early to mid fiscal year 2010.  Work on the Donor apheresis platform is expected to resume during fiscal year 2010.  We will begin to amortize these costs when the device is released for sale.

Additionally, the Company capitalized $2.3 million in software development costs for other ongoing initiatives during the nine month period ended December 27, 2008. We will begin to amortize these costs when the products are released for sale.

18.  SUBSEQUENT EVENT

On January 30, 2009, a jury returned a verdict in favor of the Company in a patent infringement case pending in the federal district court of Massachusetts since December 2005 (Haemonetics Corporation v. Baxter Healthcare Corporation et al. (CV No. 05-12572-NMG)(D.Ct. MA)).  The jury determined that Fenwal’s Alyx system infringes a Haemonetics patent and awarded the Company damages for lost profits and royalties in the approximate amount of $15.7 million.  The verdict is subject to appeal.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto, and the MD&A contained in our fiscal year 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2008. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 40.

Our Business

Haemonetics is a blood management solutions company for our customers.  Anchored by our reputable medical devices systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.

Our systems automate the collection and processing of donated blood; assess likelihood for blood loss; and salvage and process surgical patient blood.  These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Our systems allow users to collect and process only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood banks and commercial plasma centers.  Our business services products include consulting, Six Sigma, LEAN manufacturing and Insight Opportunity Model offerings that support our customers’ needs for regulatory compliance and operational efficiency in the blood supply chain.

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

Our disposables revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 86.9% and 85.5% of our total revenues for the third quarter of fiscal year 2009 and 2008, respectively and 87.1% and 86.2% of our total revenues for the first nine months of fiscal year 2009 and 2008, respectively.

Financial Summary

	For the three months ended			For the nine months ended
(in thousands, except per share data)	December 27, 2008	December 29, 2007	% Increase/ (Decrease) Q3FY09 vs. Q3FY08	December 27, 2008	December 29, 2007	% Increase/ (Decrease) YTDFY09 vs. YTDFY08
Net revenues	$155,447	$134,587	15.5%	$445,482	$377,701	17.9%
Gross profit	$78,296	$66,558	17.6%	$226,022	$187,940	20.3%
% of net revenues	50.4%	49.5%		50.7%	49.8%

Operating income	$24,491	$19,597	25.0%	$67,434	$49,990	34.9%
% of net revenues	15.8%	14.6%		15.1%	13.2%

Interest income, net	$449	$1,070	(58.0)%	$1,569	$4,037	(61.1)%
Other income/(expense), net	$(1,451)	$225	(744.9)%	$(2,366)	$1,905	(224.2)%

Income before taxes	$23,489	$20,892	12.4%	$66,637	$55,932	19.1%

Provision for income tax	$7,273	$6,538	11.2%	$21,272	$17,733	20.0%
% of pre-tax income	31.0%	31.3%		31.9%	31.7%

Net income	$16,216	$14,354	13.0%	$45,365	$38,199	18.8%
% of net revenues	10.4%	10.7%		10.2%	10.1%

Earnings per share-diluted	$0.62	$0.54	14.6%	$1.73	$1.43	21.5%

Net revenues increased 15.5% and 17.9% for the third quarter and the first nine months of fiscal year 2009 over the comparable period of fiscal year 2008.  The effects of foreign exchange accounted for an increase of 1.0% and 3.7% for the third quarter and nine months, respectively. The remaining increase of 14.5% for the quarter and 14.2% for the nine months is mainly due to increases in our disposables revenue and equipment sales.  The increase in disposables revenue for the quarter resulted primarily from disposable unit increases in Plasma and Surgical & Diagnostic. Surgical & Diagnostic disposables revenue include $5.3 million and $15.0 million of revenues for the third quarter and nine months, respectively related to the TEG® Thrombelastograph® Hemostasis Analyzer business (“TEG®” or “TEG”)  which was acquired in the third quarter of fiscal year 2008 and the Medicell business which was acquired in the first quarter of fiscal year 2009.

Gross profit increased 17.6% and 20.3% for the third quarter and the first nine months of fiscal year 2009 over the comparable period of fiscal year 2008. The favorable effects of foreign exchange accounted for an increase of 2.6% and 5.7% for the third quarter and first nine months of fiscal year 2009, respectively. The remaining increase of 15.0% for the quarter and 14.6% for the nine months was due primarily to increased sales offset partly by changes in product mix driven by higher sales of lower margin plasma products.

Operating income increased 25.0% and 34.9% for the third quarter and the first nine months of fiscal year 2009 over the comparable period of fiscal year 2008. The favorable effects of foreign exchange accounted for an increase of 13.1% and 14.6% for the third quarter and the first nine months of fiscal year 2009, respectively. Without the effects of foreign exchange, operating income increased 11.9% for the quarter and 20.3% for the nine months. These increases were a result of the gross profit changes described above offset by higher operating expenses of 16.3% and 12.3% for the third quarter and first nine months of fiscal year 2009, respectively.  The noted higher operating expenses are largely related to the expenses from the recent acquisitions, including TEG® and increased employee performance based compensation expense in the third quarter and first nine months of fiscal year 2009 based on strong Company performance versus pre-established targets.

Net income increased 13.0% and 18.8% for the third quarter and the first nine months of fiscal year 2009 over the comparable periods of fiscal year 2008.  The main factor that affected net income was the increase in operating income, due to the reasons mentioned above and a reduction in interest and other income.  The increase in operating income was partially offset by lower interest income and by higher other expense, net relating to lower cash on hand stemming from the TEG® business acquisition and share repurchase program, and lower investment yield.

RESULTS OF OPERATIONS

Net Revenues
by Geography

	For the three months ended			For the nine months ended
(in thousands)	December 27, 2008	December 29, 2007	% Increase Q3FY09 vs. Q3FY08	December 27, 2008	December 29, 2007	% Increase YTDFY09 vs. YTDFY08

United States	$73,448	$61,481	19.5%	$205,748	$170,085	21.0%
International	81,999	73,106	12.2%	239,734	207,616	15.5%
Net revenues	$155,447	$134,587	15.5%	$445,482	$377,701	17.9%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia.  Our products are marketed in more than 50 countries around the world via a direct sales force as well as independent distributors.

Our revenues generated outside the U.S. approximated 52.8% and 54.3% of total sales for the third quarter of fiscal years 2009 and 2008, respectively and 53.8% and 55.0% for the first nine months of fiscal years 2009 and 2008, respectively.  Revenues in Japan accounted for approximately 17.7% and 16.4% of total revenues for the third quarter of fiscal year 2009 and 2008, respectively and 16.5% and 17.6% of total revenues for the first nine months of fiscal year 2009 and 2008, respectively. Revenues in Europe accounted for approximately 27.6% and 30.8% of total revenues for the third quarters of fiscal year 2009 and 2008 and 29.5% and 29.7% of total revenues for the first nine months of fiscal year 2009 and 2008, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations can be impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues

By Product Type

(in thousands)	For the three months ended			For the nine months ended
	December 27, 2008	December 29, 2007	% Increase / (Decrease) Q3FY09 vs. Q3FY08	December 27, 2008	December 29, 2007	% Increase YTDFY09 vs. YTDFY08

Disposables	$135,159	$115,005	17.5%	$387,803	$325,473	19.2%
Software Solutions & Service	10,042	11,097	(9.5)%	30,291	29,942	1.2%
Equipment	10,246	8,485	20.8%	27,388	22,286	22.9%
Net revenues	$155,447	$134,587	15.5%	$445,482	$377,701	17.9%

Disposables Revenues

By Product Type

(in thousands)	For the three months ended			For the nine months ended
	December 27, 2008	December 29, 2007	% Increase Q3FY09 vs. Q3FY08	December 27, 2008	December 29, 2007	% Increase YTDFY09 vs. YTDFY08

Donor:
Plasma	$53,594	$41,253	29.9%	$150,386	$114,788	31.0%
Blood Bank	36,435	33,207	9.7%	108,388	100,399	8.0%
Red Cell	13,051	12,478	4.6%	36,651	34,257	7.0%
Subtotal	$103,080	$86,938	18.6%	$295,425	$249,444	18.4%

Patient:
Surgical & Diagnostic	$22,967	$18,981	21.0%	$66,077	$50,907	29.8%
OrthoPat	9,112	9,086	0.3%	26,301	25,122	4.7%
Subtotal	$32,079	$28,067	14.3%	$92,378	$76,029	21.5%

Total disposables revenue	$135,159	$115,005	17.5%	$387,803	$325,473	19.2%

DONOR PRODUCTS

Donor products include the plasma, blood bank and red cell product lines.  Disposables revenue for donor products increased 18.6% compared to the third quarter of fiscal year 2008 and 18.4% for the first nine months over the comparable period in fiscal year 2008. Foreign exchange resulted in a 2.0% increase for the third quarter and 4.4% increase for the first nine months over the comparable period in fiscal year 2008.  The remaining increase of 16.6% for the quarter and 14.0% for the first nine months was driven by increases in Plasma along with increases in the other product lines, as discussed below.

Plasma

Plasma disposable revenue increased 29.9% and 31.0% for the third quarter and the first nine months of fiscal year 2009 over the comparable periods of fiscal year 2008. Foreign exchange resulted in a 0.7% decrease and 2.6% increase on plasma disposables revenue for the quarter and the first nine months, respectively.

The two main reasons for the remaining increase for the quarter and for the first nine months are (1) increased demand for our products due to the demand for plasma derived pharmaceuticals and (2) a larger installed based of our plasma devices caused by the addition of new customers added over the last twelve months.  Demand for source plasma to make pharmaceuticals remains strong, increasing collections by our customers and resulting in higher sales.  To meet this higher demand, over the past year we have continued to place additional equipment with existing and new customers.  Over the next twelve to twenty-four months, as market growth rates trend down and our customers’ demand levels normalize, we expect plasma disposable growth rates to moderate to a low double-digit rate.

Blood Bank

Blood bank disposable revenue for donor products increased 9.7% and 8.0%, respectively, for the third quarter and the first nine months of fiscal year 2009 compared to the same periods in of fiscal year 2008.  Foreign exchange resulted in a 6.2% increase in blood bank disposables revenue during the quarter and 7.1% increase in the first nine months over the comparable periods in fiscal year 2008. Without the effect of currency, blood bank revenue increased 3.5% and 0.9% for the third quarter and first nine months.

Blood bank sales consist of our products which collect platelets,  and certain blood processing equipment. The increase was driven by increased sales to Canadian Blood Services and the Asia Pacific region partially offset by declines in European direct sales and Japan.  While the overall market for platelet collections has seen nominal growth rates in Europe, U.S. and Japan, we have seen increased demand in certain emerging markets which has driven increased sales in those geographies.  The sales to the Canadian Blood Services are the result of a contract implemented in the fourth quarter of fiscal year 2008.

Red Cell

Red cell disposable revenue increased 4.6% compared to the third quarter of fiscal year 2008 and 7.0% compared to the first nine months of fiscal year 2008. Foreign exchange accounted for a decrease of 1.2% in the quarter and an increase of 1.4% for the first nine months over the comparable period in fiscal year 2008.  Without this effect, disposables revenue increased 5.8% for the quarter and 5.6% for the first nine months.

Our red cell products are sold primarily to blood collectors, such as blood banks and government agencies.  Sales are driven by the total level of red cell collections, the percentage of those collections done with aphersis devices and our market share of those automated collections.  With worldwide blood donation increasing low single digits, sales increases are driven primarily by collectors adopting our aphersis technology over manual whole blood collection.  The quarterly and year-to-date increases were primarily due to additional equipment placements over the last year in North America and increased direct sales in Europe.

PATIENT PRODUCTS

The patient product line includes the following brand platforms: the Cell Saver® brand, the TEG® products, the OrthoPAT® brand, the cardioPAT® brand, and the SmartSuction Harmony™ products. Patient disposables revenue increased 14.3% compared to the third quarter of fiscal year 2008 and 21.5% compared to the first nine months of fiscal year 2008. Foreign exchange resulted in a 0.3% increase in patient disposables revenue during the quarter and a 3.0% increase during the first nine months. The remaining increase of 14.0% for the quarter and

18.5% for the first nine months were the result of increases in each of the product lines and the acquisition of the TEG products, as discussed below.

Surgical & Diagnostic

Revenues from our surgical disposables and diagnostic products increased 21.0% as compared to the third quarter of fiscal year 2008 and increased 29.8% as compared to the first nine months of fiscal 2008. Surgical and diagnostic disposables revenue consists principally of the Cell Saver, cardioPAT, and TEG products. Foreign exchange resulted in a 0.1% increase in surgical and diagnostic disposables revenue during the quarter and a 3.1% increase the first nine months. Without the effect of currency, surgical disposables and diagnostic revenue increased 20.9% for the quarter and 26.7% for the first nine months.  The growth is principally driven by the impact of adding the TEG® product line, which had sales of $5.3 million in the third quarter and $15.0 million in the first nine months of fiscal year 2009, to the surgical product portfolio. The TEG product line was added through its acquisition from Haemoscope Corporation in the third quarter of fiscal year 2008.  In the first quarter of fiscal year 2009, Medicell (previously, Haemoscope’s UK distributor) was acquired.

OrthoPAT

OrthoPAT disposables revenue increased 0.3% as compared to the third quarter of fiscal year 2008 and 4.7% for the first nine months of fiscal 2008. Foreign exchange resulted in a 0.4% increase in OrthoPAT disposables revenue during the quarter and a 2.5% increase for the first nine months. Without foreign exchange, revenues decreased by 0.1% and increased by 2.2%, respectively for the third quarter and the first nine months of fiscal year 2009 compared to the same period in fiscal year 2008.  The growth for the first nine months was driven by increases in Japan and European markets.

Our OrthoPAT products serve orthopedic procedures that involve slower, lower volume blood loss that occurs during surgery and for blood loss that occurs for up to six hours after surgery.  Revenues are driven by adoption of the technology by surgeons and hospitals, and particularly by increased usage among existing customers.

OTHER REVENUES

	For the three months ended			For the nine months ended
(in thousands)	December 27, 2008	December 29, 2007	% (Decrease) / Increase Q3FY09 vs. Q3FY08	December 27, 2008	December 29, 2007	% Increase YTDFY09 vs. YTDFY08

Software Solutions and Services	$10,042	$11,097	(9.5)%	$30,291	$29,941	1.2%
Equipment	10,246	8,485	20.8%	27,388	22,286	22.9%
Total other revenues	$20,288	$19,582	3.6%	$57,679	$52,227	10.4%

Our software solutions and services revenues include revenue from software sales and services revenues derived from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs.

Software solutions and services revenues decreased 9.5% for the third quarter and increased 1.2% for the first nine months as compared to the same periods of fiscal year 2008.  Software solutions revenues increased 12.2%

and 25.7% as compared to the third quarter and first nine months of fiscal year 2008, respectively.  Foreign exchange had only a minor impact on the results as sales were primarily in U.S. dollars.  The increase was driven by increased sales to commercial plasma customers.  Services revenues declined 43.3% and 33.1% as compared to the third quarter and first nine months of fiscal year 2008, respectively.  Without foreign exchange, services revenues decreased by 34.0% and 34.6% for the third quarter and first nine months of fiscal year 2009 as compared to the same periods in fiscal year 2008.  The decrease in revenues is primarily due to the completion of a non-recurring consulting contract in North America where service was performed through the first nine months of fiscal year 2008 and was completed toward the end of fiscal year 2008.

Revenue from equipment sales increased 20.8% as compared to the third quarter of fiscal year 2008 and 22.9% for the first nine months compared to that of fiscal year 2008. Foreign exchange resulted in a 2.4% increase in equipment revenue during the quarter and 4.3% increase for the first nine months.  The remaining increase of 18.4% for the quarter and 18.6% for the first nine months over the same periods of fiscal year 2008 relates to platelet equipment sales primarily in distribution markets and cell processing equipment to military customers.

Gross Profit

	For the three months ended			For the nine months ended
(in thousands)	December 27, 2008	December 29, 2007	% Increase Q3FY09 vs. Q3FY08	December 27, 2008	December 29, 2007	% Increase YTDFY09 vs. YTDFY08

Gross Profit	$78,296	$66,558	17.6%	$226,022	$187,940	20.3%
Gross Profit Margin	50.4%	49.5%		50.7%	49.8%

Gross profit increased 17.6% and 20.3%, respectively, as compared to the third quarter and first nine months of fiscal year 2008.  Foreign exchange resulted in an increase in gross profit of 2.6% for the quarter and 5.7% for the first nine months as compared to fiscal year 2008. The remaining increase of 15.0% for the quarter and 14.6% for the first nine months was due primarily to the net increase in sales. Gross margin percent improved 90 basis points for the first nine months of fiscal year 2009 as compared to the same period of fiscal year 2008.  Major factors impacting the gross margin percent improvement of 90 basis points included foreign exchange impact, manufacturing efficiencies, and product mix.

Operating Expenses

	For the three months ended			For the nine months ended
(in thousands)	December 27, 2008	December 29, 2007	% Increase Q3FY09 vs. Q3FY08	December 27, 2008	December 29, 2007	% (Decrease) / Increase YTDFY09 vs. YTDFY08

Research and development	$5,840	$5,529	5.6%	$16,901	$18,532	(8.8)%

% of net revenues	3.8%	4.1%		3.8%	4.9%

Selling, general and administrative	$47,965	$41,432	15.8%	$141,687	$119,418	18.6%

% of net revenues	30.9%	30.8%		31.8%	31.6%

Total Operating Expenses	$53,805	$46,961		$158,588	$137,950
% of net revenues	34.6%	34.9%		35.6%	36.5%

Research and Development

Research and development expenses increased 5.6% and decreased 8.8%, respectively, as compared to the same quarter and first nine months of fiscal year 2008.  The significant factors in the increase for the quarter are increased research and development investments in the Arryx technology.  The decrease for the first nine months is attributable to lower spending in certain core technology projects, as we rationalized our research and development activities to focus on one platform at a time.

Selling, General and Administrative

Selling, general and administrative expenses increased 15.8% in the third quarter of fiscal year 2009 and 18.6% for the first nine months of fiscal year 2009 as compared to the comparable periods of fiscal year 2008. Foreign exchange resulted in a 2.1% decrease in selling, general and administrative during the quarter and a 3.3% increase during the first nine months.  Excluding the impact of foreign exchange, selling, general and administrative expense increased 17.9% for the third quarter and 15.3% for the first nine months as compared to the comparable periods in fiscal year 2008.  The increase was due largely to expenses brought on from recent acquisitions of the TEG® Thrombelastograph® Hemostasis Analyzer business, Medicell, and Infonalé (blood management consulting services business) that had not been fully reflected in the third quarter or first nine months of fiscal year 2008 and increased employee performance based compensation expense in the third quarter and first nine months of fiscal year 2009 based on strong Company performance versus pre-established targets.

Operating Income

	For the three months ended		% Increase	For the nine months ended		% Increase
(in thousands)	December 27, 2008	December 29, 2007	Q3FY09 vs. Q3FY08	December 27, 2008	December 29, 2007	YTDFY09 vs. YTDFY08

Operating income	$24,491	$19,597	25.0%	$67,434	$49,990	34.9%

% of net revenues	15.8%	14.6%		15.1%	13.2%

Operating income increased 25.0% and 34.9%, respectively, as compared to the third quarter and first nine months of fiscal year 2008.  Foreign exchange resulted in a 13.1% increase in operating income during the quarter and 14.6% increase during the first nine months.  Without the effects of foreign currency, operating income increased 11.9% for the quarter and 20.3% for the first nine months due primarily to sales and gross profit growth, partially offset by increases in operating expenses.

Other income, net

	For the three months ended		% Decrease	For the nine months ended		% Decrease
(in thousands)	December 27, 2008	December 29, 2007	Q3FY09 vs Q3FY08	December 27, 2008	December 29, 2007	YTDFY09 vs. YTDFY08

Interest income, net	449	1,070		1,569	4,037
Other income/(expense), net	(1,451)	225		(2,366)	1,905
Total other income/(expense), net	$(1,002)	$1,295	(177.4)%	$(797)	$5,942	(113.4)%

Total other income, net decreased 177.4% during the third quarter of fiscal year 2009 as compared to the third quarter of fiscal year 2008 and decreased 113.4% during the nine month period of fiscal year 2009 as compared to the nine month period of fiscal year 2008 due to the net of the (i) decrease in interest income due to lower interest rates and lower invested cash resulting from acquisitions and the Company’s share repurchase program, (ii) decrease in interest expense resulting from lower average fixed rate debt outstanding, (iii) increase in other expense associated with hedge points on forward contracts and (iv) foreign exchange losses on foreign currency denominated assets.  Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

Our reported tax rate includes two principal components: an annual effective tax rate and discrete items that are recorded in the quarter that an event occurs.  Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years and a statute of limitation’s expiration.

	For the three months ended		For the nine months ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007

Annual Effective Tax Rate	35.1%	35.9%	35.1%	35.0%
Discrete Items	(4.1)%	(4.6)%	(3.2)%	(3.3)%
Reported Income Tax Rate	31.0%	31.3%	31.9%	31.7%

The annual effective rate for the three months ended December 27, 2008 was 35.1%, a decrease of 0.8% over the three months ended December 29, 2007.  This decrease is a result of changes in the global distribution of our income, partially offset by a reduction in tax exempt income.  The annual effective rate for the nine months ended December 27, 2008 was 35.1%, an increase of 0.1% over the nine months ended December 29, 2007.  This increase is a result of a reduction in tax exempt income, partially offset by a change in the global distribution of our income.

Discrete tax benefits were recognized in the three months ended December 27, 2008 and December 29, 2007.  For the third quarter of fiscal 2009, the discrete benefits totaled $973,000. The noted discrete benefits were comprised of the release of $1.1 million tax reserves due to a statute of limitations expiration and a $135,000 discrete benefit for the reinstated research & development credit for the first and second quarter of fiscal 2009 that was offset in part by a $301,000 tax provision due to the finalization of our fiscal 2008 U.S. Federal income tax returns.  For the nine months ended December 27, 2008 discrete tax benefits totaled $2.1 million, including the amounts described above, and benefits of $1.2 million related to a statute of limitations expiration in Japan.

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

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	December 27, 2008	March 29, 2008
	(dollars in thousands)
Cash & cash equivalents	$125,325	$133,553
Working capital	$268,358	$261,757
Current ratio	4.1	3.7
Net cash position (1)	$115,369	$121,190
Days sales outstanding (DSO)	72	78
Disposables finished goods inventory turnover	7.1	6.9

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

	December 27, 2008	December 29, 2007	$ Increase / (Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$72,658	$45,790	$26,868
Investing activities	(45,607)	(85,728)	40,121
Financing activities	(33,880)	(73,455)	39,575
Effect of exchange rate changes on cash (1)	(1,399)	1,023	(2,422)
Net decrease in cash and cash equivalents	$(8,228)	$(112,370)	$104,142

(1)             The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Through December 27, 2008, the Company repurchased approximately 1,100,000 shares of its common stock for an aggregate purchase price of $60.0 million. This completed a $60.0 million share repurchase program that was announced in May 2008.  We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).

Cash Flow Overview:

Nine Month Comparison

Operating Activities:

Net cash provided by operating activities increased by $26.9 million in the first nine months of fiscal year 2009 as compared to 2008 due primarily to:

•                  Increased net income adjusted for non-cash items,

•                  Reduced investment in accounts receivable as our collections improved, particularly in Europe,

partially offset by

•                  A $6.4 million increased investment in inventories associated with increased levels of business.

Investing Activities:

Net cash used in investing activities decreased by $40.1 million during the first nine months of fiscal year 2009 as compared to 2008 due primarily to the $43.9 million decreased investment in acquisitions net of a $3.2 million increase capital expenditures on property, plant and equipment.

Financing Activities:

Net cash used in financing activities decreased by $39.6 million in the first nine months of fiscal year 2009 as compared to 2008 due primarily to:

•                  $15.0 million decrease in money spent relating to stock repurchase, a $10.2 million increase in exercise of stock options and tax benefit of stock compensation, $8.2 million net increase in short-term revolving credit agreements, and a $5.7 million decrease in payments on credit agreements.

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

Foreign Exchange

Through the first nine months of fiscal year 2009, 53.8% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Our primary foreign currency exposures in relation to the U.S. dollar are the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

			Composite Index Hedge Spot Rates	Favorable / (Unfavorable) Change versus Prior Year

FY2005		Q1	0.97	15.7%
		Q2	0.99	5.1%
		Q3	0.92	15.5%
		Q4	0.89	14.1%
2005	Total		0.94	12.7%

FY2006		Q1	0.92	5.2%
		Q2	0.91	9.1%
		Q3	0.87	5.7%
		Q4	0.86	2.8%
2006	Total		0.89	5.1%

FY2007		Q1	0.89	3.6%
		Q2	0.92	(1.1)%
		Q3	0.96	(9.4)%
		Q4	0.95	(9.3)%
2007	Total		0.93	(4.2)%

FY2008		Q1	0.92	(3.1)%
		Q2	0.93	(1.0)%
		Q3	0.93	3.3%
		Q4	0.93	2.4%
2008	Total		0.93	0.4%

FY2009		Q1	0.92	0.5%
		Q2	0.90	3.4%
		Q3	0.86	8.3%
		Q4	0.82	13.9%
			0.87	6.3%

FY2010		Q1	0.77	19.5%
		Q2	0.81	10.4%
		Q3	0.83	3.1%

			0.81	7.9%

Recent Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.  These statements became effective during this quarter and did not have an impact on our financial position and results of operation as we have not issued or purchased credit derivatives.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  This statement became effective during this quarter and did not have an impact on our financial position and results of operations.

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

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field, and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory requirements for the marketing of our products, government reimbursement policies and practices, regulatory requirements relating to manufacturing, sale or disposal of raw materials and finished products that contain certain chemicals, the effect of economic and political conditions, the impact of competitive products and pricing, price volatility in petroleum products (plastics are the principal component of our disposables, which are the main source of our revenues), the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the Plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.

FOREIGN EXCHANGE RISK

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business.  It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales.  We do not use the financial instruments for speculative or trading activities.  At Dectember 27, 2008, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

Hedged	(BUY) / SELL	Weighted Spot		Weighted Forward
Currency	Local Currency	Contract Rate		Contract Rate		Fair Value	Maturity

Euro	6,700,000	$1.503		$1.482		$583,063	Jan 2009 - Feb 2009
Euro	12,800,000	$1.568		$1.544		$1,908,369	Mar 2009 - May 2009
Euro	11,200,000	$1.489		$1.464		$809,051	Jun 2009 - Aug 2009
Euro	11,307,000	$1.319		$1.313		$(800,346)	Sep 2009 - Nov 2009
Japanese Yen	800,000,000	105.8	per US$	104.1	per US$	$(1,147,756)	Jan 2009 - Feb 2009
Japanese Yen	1,195,000,000	105.3	per US$	103.3	per US$	$(1,624,402)	Mar 2009 - May 2009
Japanese Yen	1,116,000,000	107.3	per US$	105.2	per US$	$(1,705,352)	Jun 2009 - Aug 2009
Japanese Yen	1,198,061,000	95.4	per US$	94.1	per US$	$(569,052)	Sep 2009 - Nov 2009
				Total:		$(2,546,425)

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies.  In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $14.6 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $15.9 million decrease in the fair value of the forward contracts.

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

At December 27, 2008, the fair value of our long-term debt was approximately $0.7 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $5.5 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.

Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at December 27, 2008, the fair value of our long-term debt would change by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of December 27, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

No change in the Company’s internal control over financial reporting occurred during the three months ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HAEMONETICS CORPORATION

Date: February 2, 2009	By: /s/ Brad Nutter
Brad Nutter, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2009	By: /s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development (Principal Financial Officer)