Form 10-K
period 2009-03-28
HAEMONETICS CORP
filed 2009-05-22
CIK 313143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2009.

Commission file number 1-10730

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 Wood Road Braintree, Massachusetts (Address of principal executive offices)	02184-9114 (Zip Code)

Registrant’s telephone number, including area code:
(781) 848-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of September 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $1,423,425,951 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 30, 2009 was 25,627,399.

Documents Incorporated By Reference

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on July 30, 2009, are incorporated by reference in Part III.

Item 1.	Business

(A)	General History of the Business

Our Company was founded in 1971 and became publicly owned for the first time in 1979. In 1983, American Hospital Supply Corporation (“AHS”) acquired us. When Baxter Travenol Laboratories, Inc. (“Baxter”) acquired AHS in 1985, Baxter divested the Haemonetics business to address antitrust concerns related to the AHS acquisition. As a result, in December 1985, a group of investors that included E. I. du Pont de Nemours and Company (“Du Pont”) and present and former Haemonetics employees purchased us. We were incorporated in Massachusetts in 1985. In May 1991, we completed an initial public offering.

Historically, Haemonetics has been a medical device company, a pioneer and market leader in developing and manufacturing blood typing and screening technology. Our systems help ensure a safe and adequate blood supply and assist blood banks and hospitals in their efforts to operate efficiently and in compliance with regulatory requirements. To that end, we have been engaged in manufacturing systems and single use consumables used in automated blood donation, blood typing and screening, and surgical salvage of blood. We developed our first automated blood typing and screening system in 1971. Our direct customers are blood and plasma collectors, hospitals and hospital service providers.

Three years ago, we embarked on a strategy to expand our markets and product portfolio to offer blood management solutions to our customers. Blood banks, plasma collectors, and hospitals all want to ensure the best patient care at optimal cost. But each face challenges to improve operational efficiency, meet stringent regulatory requirements, and offer the highest quality products. As the blood management company, Haemonetics helps customers address the growing demands on their businesses. Through internal product development and acquisition, we have significantly expanded our product offerings. We now offer devices and related consumables, information technology platforms, and consulting services. Our product portfolio helps hospitals determine blood demand and individual patient treatments, and then implement best practices for blood usage and cost efficiency. For blood and plasma collectors, our product portfolio supports increasing blood supplies, automating manual business processes, and improving efficiencies. Over the next several years, we will continue to add to our value proposition in blood management to ultimately link the blood supply chain from the point of blood and plasma donation through to the patient point of care.

Based on our broadened product portfolio, we manage the Company as three global product families: “Donor” markets blood and plasma collection devices, consumables and other business solutions; “Patient” markets into hospitals surgical blood salvage and blood demand diagnostic devices and consumables as well as blood management services; and “Software Solutions and Services” markets information technology platforms and consulting services to blood and plasma collectors and hospitals.

Within our product families we offer:

Donor Products and Services

1) Plasma systems:  Our PCS® brand systems automate the collection of plasma from donors who, in many markets, are paid a fee for their donation. The collected plasma is then processed into therapeutic pharmaceuticals.

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

4) Services:  Programs related to blood supply chain efficiency and effectiveness such as InSight, a program application supporting blood center resource allocation and utilization, as well as other occasional training and service programs. (Revenues from these services are currently reported in Software Solutions and Services.)

Patient Products and Services

1) Blood salvage:  Our surgical blood salvage systems allow for the recovery, segregation and washing of red cells from blood lost by a patient during or after surgery. These red cells are then available to transfuse back to the patient if needed. In this way, a surgical patient can receive transfusions of the safest blood possible, his or her own. Our surgical blood salvage systems include:

a) Our Cell Saver® brand systems for higher blood loss surgeries and trauma:

b) Our OrthoPAT® brand systems for lower, slower blood loss orthopedic procedures; and

c) Our cardioPAT® brand system for lower blood loss cardiovascular procedures, like beating heart surgeries or coronary artery bypass graft (“CABG”) surgeries. The cardioPAT is our newest blood salvage system.

2) Surgical suction:  Our SmartSuction Harmony® product clears blood and debris from the surgical field in conjunction with surgical blood salvage.

3) Blood demand diagnostics:  In November 2007, we acquired the TEG® Thrombelastograph® Hemostasis Analyzer business from Haemoscope. The TEG system is a diagnostic tool which allows surgeons to assess a patient’s hemostasis enabling a clinician to determine the best blood-related clinical treatment for the individual patient.

4) Blood management consulting and services:  In July 2007, we acquired Infonalé, a hospital services company, focused on peer to peer blood management consulting primarily in the U.S. Equipped with a unique database approach, Haemonetics provides hospitals a baseline view of their blood management metrics and then monitors and measures key improvements associated with recommended best practice approaches to transfusion therapy and the avoidance of transfusions. (Revenues from these services are currently reported in Software Solutions and Services.)

Software Solutions and Services

1) Software Solutions:  At this time, our software solutions and services business principally provides support to our plasma and blood collection customers. Our goal in expanding the business is to add complementary products and services for our Patient and Donor Division customers. Our software offerings are managed through Haemonetics Software Solutions, a division comprised of the former 5Dtm Information Management (“5D”), Information Data Management (“IDM”), and Altivation Software (acquired in March 2009). We provide information technology platforms and technical support for blood drive management and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing back office functions and distribution at plasma fractionation facilities.

2) Services:  Through our services group, we offer business solutions to support process excellence, donor recruitment, business design, and blood management efforts. We also provide hospital blood management assessment tools to hospitals. Included in our services reporting are equipment repair services under preventive maintenance contracts or emergency service visits, training programs and spare part sales.

Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world via a direct sales force as well as independent distributors and agents.

In fiscal year 2009, we executed our plan to supply plasma collection systems to support rapid growth in the plasma collections market. We placed approximately 2,600 additional plasma collection systems globally. We remained focused on increasing sales of our red cell collection technology, software offerings, and orthopedic surgical blood salvage systems. In the year, we integrated the TEG diagnostic business. TEG sales further strengthened fiscal year 2009 revenue growth as 1) we acquired the TEG business in November 2007 and 2) the TEG sales increased in fiscal year 2009. Finally, we strengthened our blood management solutions product portfolio through the strategic acquisition of Altivation Software.

(B)	Financial Information about Industry Segments

Although we address our customer constituents through three global product families (Donor, Patient, and Software Solutions and Services), we manage our business as one operating segment: automated blood typing and screening systems. Our chief operating decision maker uses consolidated financial results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

The financial information required for the business segment is included herein in Note 16 of the financial statements, entitled Segment, Geographic and Customer Information.

(C)	Narrative Description of the Business

(i)	Products and Services

We market a full suite of products, including devices and consumables, information technology platforms, and consulting services for hospitals and blood collectors to better manage blood supply and demand. Specifically, we develop and market a variety of systems used with blood donors and surgical patients that automate the collection and processing of blood. We also market information technology platforms to promote efficient and compliant operations of blood and plasma collectors. And, we market business services to support best practice in blood management.

All of our blood systems involve the extracorporeal processing of human blood, which is made up of components including red blood cells, plasma, platelets, and white blood cells. Physicians today generally treat patients with a transfusion of only the blood component needed, rather than with whole blood. The different components have different clinical applications. For example, plasma derived products treat a variety of illnesses and hereditary disorders such as hemophilia; red cells treat trauma patients or patients undergoing major surgeries involving high blood loss, such as open heart surgery or organ transplant; and platelets treat cancer patients undergoing chemotherapy.

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

With our automated blood typing and screening systems, blood collectors and hospitals can freeze and thaw red cells so that they can maintain a frozen blood reserve. Blood reserves are often maintained to enable the blood provider to respond adequately to large-scale emergencies where many people require blood transfusions or to treat patients who require transfusions of very rare blood types. Our blood typing and screening systems can also remove plasma from red cells for patients who need specially treated blood. (See “ACP” product referred to in “General History of the Business.”)

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

Our TEG Thrombelastograph Hemostasis Analyzer helps surgeons assess the patient’s hemostasis. Armed with this knowledge, surgeons can plan a patient’s treatment to support the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, shorter ICU and hospital stays, and fewer needs for exploratory surgery.

We invented the technology that first created the market in plasma, red cell, and platelet collection as well as in surgical blood salvage. We continue to innovate our product offerings with next generation technologies.

DONOR FAMILY OF PRODUCTS AND SERVICES

The Plasma Collection Market for Fractionation

Automated plasma collection technology allows for the safe and efficient collection of plasma from donors who are often paid a fee by collection centers for their plasma donation. There are approximately 20 million liters of plasma collected worldwide annually. The plasma collected is processed (“fractionated”) by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of immune diseases, coagulation disorders, and blood loss from trauma. Plasma is also used in the manufacture of vaccines and blood testing and quality control reagents. Our role in the plasma industry is limited. We supply plasma collection and information technology platforms to plasma collectors and fractionators, many of whom also process the plasma which they collect. Our business does not include the actual collection, fractionation, or distribution of plasma-derived pharmaceuticals.

Haemonetics’ Automated Plasma Collection Systems (reported as “plasma” product line)

Until Haemonetics introduced automated plasma collection technology in the 1980s, plasma for fractionation was collected manually. Manual collection was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Currently the vast majority of plasma collections worldwide are performed using automated collection technology because it is safe and cost-effective. We market our PCS2 automated plasma collection systems to commercial plasma collectors as well as to not-for-profit blood banks and government affiliated plasma collectors worldwide.

We offer “one stop shopping” to our plasma collection customers, enabling them to source from us the full range of products necessary for their plasma collection operations. To that end, in addition to providing plasma collection equipment and disposables, we offer plasma collection containers and intravenous solutions necessary for plasma collection and storage, as well as information technology platforms through our Haemonetics Software Solutions division to automate plasma collectors’ operations.

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

Worldwide demand for blood continues to rise as the population ages and more patients have need for and access to medical therapies that require blood transfusions. Furthermore, highly populated countries are advancing their healthcare coverage and as greater numbers of people gain access to more advanced medical treatment, additional demand for blood components, plasma derived drugs and surgical procedures increases directly. Offsetting the noted increased demand for blood are less invasive procedures requiring reduced quantities of blood. Thus, this worldwide market is growing modestly in the low single digits. At the same time, tighter donor eligibility requirements to improve blood safety have decreased the number of donors willing or able to donate blood.

Most donations worldwide are non-automated procedures (also referred to as manual or whole blood donations). In a manual donation, a person donates about a pint of whole blood, bleeding by gravity directly into a blood collection bag. After the donation, a laboratory worker manually processes the blood and separates it into its constituent parts: red cells, platelets and plasma. One pint of whole blood contains one transfusible dose of red cells, one-half to one transfusible dose of plasma, and one-fifth to one-eighth transfusible dose of platelets.

While the Company currently does not sell whole blood collection disposables for the large, non-automated part of the blood collection market for transfusions, others supply this market with whole blood collection supplies such as needles, plastic blood bags, solutions and tubing.

In contrast to manual collections, automated procedures eliminate the need to manually separate whole blood at a remote laboratory. Instead, the blood separation process is automated and occurs “real-time” while a person is donating blood. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Among other things, automated blood collection allows significantly more of the targeted blood component to be collected during a donation event. Importantly, it also allows the blood banker or plasma operator to collect two transfusible blood components from one donor providing an optimization opportunity. An automated collection system comprises an electromechanical device which is fitted for each collection with a single-use, sterile set of chambers and tubing, the latter of which is commonly referred to as a “disposable.”

Today in the U.S., automated collection systems are used annually to collect more than 700,000 red cell units and about 1 million platelet units (called “single donor” platelets). Our products address the small part of the blood collection market that uses automation to enhance blood collection safety and efficiency, as well as regulatory compliance.

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

The Cymbal brand red cell collection system is an automated device that also collects and processes two units of red cells from a single donor. The Cymbal system is a second generation red cell collection system (to the MCS system) which is smaller, lighter and more portable than previous red cell collection technologies. This mobility, including battery power, allows our customers to more easily use the device on mobile blood drives. Cymbal is currently sold in Europe and the U.S.

Haemonetics’ Automated Platelet Collection Systems (reported as “blood bank” product line)

Automated platelet collection systems collect one or more therapeutic “doses” of platelets during a single donation by a volunteer blood donor. Platelets derived from a non-automated donation of whole blood (also called a manual collection) must be “pooled” together with platelets from 4-7 other manual donations to make a single therapeutically useful dose because platelets are only a very small portion of whole blood volume. We commercialized the automation of platelet collection, resulting in improved platelet yields and improved patient safety.

Platelet therapy is frequently used to alleviate the effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. Physicians who prescribe platelet therapy increasingly turn to “single donor” platelet products (i.e., enough platelets collected from one donor, during an automated collection, to constitute a transfusible dose) to minimize a patient’s exposure to multiple donors and possible blood-borne diseases.

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

The most significant technology allows the freezing and thawing of blood to enable blood banks to better manage their red cell inventory; this allows them to manage collection volumes impacted by seasonality shifts in supply as well as rare blood demands. Although it has been possible for many years to freeze red cells for up to ten years, the freezing and thawing processes took place in a manual, open-circuit system, which exposed red cells to the potential for bacterial contamination. Once the cells were thawed, they had to be transfused within 24 hours or discarded. Our ACP 215 automated cell processing system extends thawed cells’ shelf life to 14 days by performing the freezing and thawing processes in an automated, closed-circuit system. We also invented this technology.

LEAN and Six Sigma training services:

Our internal use of these business practice improvement tools spawned the request from our U.S. customer base to seek our training to their selected staff with the intent to develop expertise in problem solving and solution creation skills. Ongoing instruction is provided.

Insighttm Opportunity Model:

This program supports blood collector management of their operations. It provides data to quantify the opportunity for increased units, maximize machine utilization for increased return on investment and benchmarking blood center performance.

PATIENT FAMILY OF PRODUCTS AND SERVICES

The Autotransfusion Market

Surgical blood salvage, also known as autotransfusion, involves the collection of a patient’s own blood during and after surgery, for reinfusion to that patient. In surgical blood salvage, blood is suctioned from a wound site, processed and washed through a centrifuge-based system which yields concentrated red cells available for transfusion back to the patient. This process occurs in a sterile, closed-circuit, single-use processing set which is fitted into an electromechanical device. We market our surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons or to surgical suite service providers.

Loss of blood is common in open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Prior to the introduction of our technology, patients were transfused with blood from volunteer donors. Donor blood (also referred to as “allogeneic blood”) carries various potential risks including (1) risk of transfusion with the wrong blood type (the most common cause of transfusion-related death), (2) risk of transfusion reactions including death, but more commonly chills, fevers or other side effects that can prolong a patient’s recovery, and (3) risk of transfusion of blood with a blood-borne disease or infectious agent.

As a result of numerous blood safety initiatives, today’s blood transfusions are extremely safe, especially in developed and resourced health care systems. However, transfusions are not risk free. Surgical blood salvage reduces or eliminates a patient’s need for blood donated from others and ensures that the patient receives the safest blood possible — his or her own.

Surgical blood salvage is also a cost effective alternative to transfusing donor blood. Blood shortages have also reinforced the benefits of surgical blood salvage. As hospitals are forced to consider canceling elective surgeries due to unavailability of blood, they can turn to surgical blood salvage as a means of conserving their blood supply for other patients.

Haemonetics’ Surgical Product Line

The Cell Saver brand system is a surgical blood salvage system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries. It has become the standard of care for high blood-loss surgeries. The new cardioPAT system is a surgical blood salvage system targeted to open heart surgeries when there is less blood loss and the blood loss continues post-surgery. The system is designed to remain with the patient following surgery to recover blood and produce a washed red cell product for autotransfusion. We have recently introduced the Quick-Connect cardioPAT feature which permits customers to utilize the processing set selectively, depending on the patient’s need.

Also included in our surgical product line is the SmartSuction product. This product is an advanced suction system for removal of blood and debris from the surgical field. The system is used in conjunction with surgical blood salvage.

Haemonetics’ OrthoPAT Product Line

The OrthoPAT system is targeted to orthopedic procedures that involve slower, lower volume blood loss that often occurs well after surgery. The system is designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion. We have recently introduced the Quick-Connect OrthoPAT feature which permits customers to utilize the processing set selectively, depending on the patient’s need.

Haemonetics’ TEG Product Line (reported on the Surgical & Diagnostic line)

In November 2007 we acquired the assets of Haemoscope Corporation, which marketed the TEG Thromobelastograph Hemostasis Analyzer. The TEG system is used to help assess a surgical patient’s hemostasis during and after surgery, which helps health care providers plan for the transfusion of particular blood components or the administration of other therapies. Armed with this knowledge, surgeons can plan a patient’s treatment to support the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, shorter ICU and hospital stays, and fewer needs for exploratory surgery. The TEG system is comprised of an electromechanical device, single use containers and reagents.

Blood Management Consulting:

Infonalé, a hospital services company, focuses on peer to peer blood management consulting primarily in the U.S. Equipped with a unique database approach Haemonetics provides hospitals a baseline view of their blood management metrics and then monitors and measures key improvements associated with recommended best practice approaches to transfusion therapy and the avoidance of transfusions.

SOFTWARE SOLUTIONS AND SERVICES

Our Haemonetics Software Solutions division (“HSS”) offers a range of software products that enable blood banks and plasma collection centers to automate their operations and comply with regulatory requirements. Its principal products include eQuetm Automated Interview and Assessment, a donor registration and assessment tool to assist blood banks and plasma centers in determining a person’s eligibility to donate blood; LOGICtm and DMStm software for managing inventories of collected blood product inventories; and Symphonytm software which automates blood bank operations. In March 2009, we acquired Altivation Software and its primary product, Hemasphere. Hemasphere is a software system focused on mobile blood drive management. About 70% of blood in the U.S. is collected on mobile blood drives.

We include customer maintenance and repair service programs related to our equipment in our Software Solutions and Services revenue reporting.

(ii)	Revenue Detail

We discuss our revenues using the following categories:

•	Disposables (including the sale of single-use collection sets for blood component collection and processing and surgical blood salvage, plus the fees for the use of our equipment);

•	Equipment (the sale of devices);

•	Software Solutions and Services (including HSS software systems and equipment service contracts).

In fiscal year 2009, sales of disposable products accounted for approximately 86.7% of net revenues. Sales of our disposable products were 16.7% higher in 2009 than in 2008. The favorable effects of foreign exchange contributed 3.0% of the increase in net sales during fiscal year 2009 with the remaining 13.7% increase resulting primarily from increases in disposable revenues across our plasma and surgical & diagnostic product lines. This increase in revenues is largely related to recent acquisitions, including $19.8 million of revenues related to the TEG Thrombelastograph Hemostasis Analyzer business which was acquired in the third quarter of fiscal year 2008 and the Medicell business which was acquired in the first quarter of fiscal year 2009.

Sales of equipment accounted for approximately 5.9% of net revenues in fiscal year 2009 and approximately 6.4% of net revenues in fiscal year 2008. The increase in equipment revenue during fiscal year 2009 was the result of platelet equipment sales primarily in distribution markets and cell processing equipment to military customers.

Software solutions and services revenues accounted for approximately 7.4% and 7.6% of net revenues in fiscal year 2009 and 2008, respectively. The software solutions and services increase during fiscal year 2009 was driven by three factors: (1) increased sales to commercial plasma customers, (2) increase sales to the U.S. Department of Defense, and (3) the recognition of $2.0 million of revenue, that would otherwise not have been recognizable until fiscal year 2010, in the fourth quarter of fiscal year 2009 as a result of a customer’s decision to forego the option year on a software development contract.

(iii)	Marketing/Sales/Distribution

We market and sell our products to commercial plasma collectors, blood systems and independent blood banks, hospitals and hospital service providers, and national health organizations through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Sales representatives target the primary decision-makers within each of those organizations.

In fiscal year 2009, for the ninth consecutive year, we received the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

(iv)	United States

In fiscal year 2009, approximately 47% of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products.

(v)	Outside the United States

In fiscal year 2009, approximately 53% of consolidated net revenues were generated through sales to non-U.S. customers. Our direct sales force in Europe and Asia includes full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. We also use various distributors to market our products in parts of: Europe, including Russia, South America, the Middle East, Africa, and the Far East.

(vi)	Research, Development and Engineering

Our manufacturing research, development and engineering (“RD&E”) centers in the United States and Switzerland ensure that protocol variations are incorporated to closely match local customer requirements. In addition, our Haemonetics Software Solutions subsidiary maintains development operations in Edmonton, Alberta, Canada and Illinois, USA.

Customer collaboration is also an important part of our technical strength and competitive advantage. These collaboration customers and transfusion experts provide us with ideas for new products and applications, enhanced protocols, and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.

The development of extracorporeal blood typing and screening systems has required us to maintain technical expertise in various engineering disciplines, including mechanical, electrical, software, and biomedical engineering and material science. Innovations resulting from these various engineering efforts enable us to develop systems that are faster, smaller, and more user-friendly, or that incorporate additional features important to our customer base.

Our expenditures for RD&E were $23.9 million for fiscal year 2009 (4.0% of sales), $24.3 million for fiscal year 2008 (4.7% of sales), and $23.9 million for fiscal year 2007 (5.3% of sales) — exclusive of the Arryx In-process Research and Development costs (see Note 3 - Acquisition). With the exception of the capitalization of software development costs (see Note 18), all RD&E costs are expensed as incurred. We expect to continue to invest resources in RD&E.

In fiscal year 2009, RD&E resources were allocated to supporting a next generation surgical blood salvage device, an automated whole blood collection system and several projects to enhance our current product portfolio. We also allocated resources to our Arryx subsidiary for on-going research into nanotechnology applications in the blood typing and screening field.

(vii)	Manufacturing

Our principal manufacturing operations (equipment, disposables, and solutions) are located in Niles, Illinois; Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; and Bothwell, Scotland.

In general, our production activities occur in a controlled setting or “clean room” environment. Each step of the manufacturing and assembly process is quality checked, qualified, and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

Plastics are the principal component of our disposable products. Contracts with our suppliers help mitigate some of the short-term effects of price volatility in petroleum products. Over time, however, increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials.

Some component manufacturing is performed by outside contractors according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished consumables in Singapore, Japan, and Thailand. Certain parts and components are purchased from various single sources. If necessary, we believe that, in most cases, alternative sources of supply could be identified and developed within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations. All of our equipment and disposable manufacturing sites are certified to the ISO 13485 standard and to the Medical Device Directive allowing placement of the CE mark of conformity.

Each blood processing machine is designed in-house and assembled from components that are either manufactured by us or by others to our specifications. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements. During fiscal year 2009, we manufactured the majority of our equipment. The remainder was manufactured for us by outside contractors.

(viii)	Intellectual Property

We consider our patent rights to be important to our business. We hold patents in the United States and many international jurisdictions on some of our machines, processes, disposables and related technologies. These patents cover certain elements of our systems, including protocols employed in our equipment and certain aspects of our processing chambers and disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license, or the patents may be defensive in that they are directed to technologies not currently embodied in our current products. We also license patent rights from third parties that cover technologies that we use or plan to use in our business. To maintain our competitive position, we rely on the technical expertise and know-how of our personnel and on our patent rights. We pursue an active and formal program of invention disclosure and patent application in both the United States and foreign jurisdictions. We own various trademarks that have been registered in the United States and certain other countries.

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

We created our technologies and have established a record of innovation and market leadership in each of the areas in which we compete. Although we compete directly with others, no one company competes with us across our full line of products and services.

To remain competitive, we must continue to develop and acquire cost-effective new products, information technology platforms, and services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors, including factors largely within our control (reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety and cost effectiveness and continual and rigorous documentation of clinical performance) as well as factors outside of our control (regulatory standards, medical standards and the practice of medicine).

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

In the automated platelet collection business, competition is based on continual performance improvement, as measured by the time and efficiency of platelet collection and the quality of the platelets collected. Our major competitors in automated platelet collection are Caridian BCT (formerly Gambro BCT) and Fenwal. Each of these companies has taken a different technological approach in designing their systems for automated platelet collection. In the platelet collection market, we also compete with whole blood collections from which pooled platelets are derived.

In the Japanese automated plasma and platelet collection markets, we also compete against a local company, Terumo Medical Corporation.

In the cell processing market, competition is based on level of automation, labor-intensiveness, and system type (open versus closed). Open systems may be weaker in good manufacturing process compliance. Moreover, blood processed through open systems has a 24 hour shelf life. We have an open system cell processor as well as a closed system cell processor which gives blood processed through it a 14 day shelf life. We compete with Caridian BCT’s open systems.

Our automated red cell collection systems were pioneered in the early 1990s. We preceded one competitor, Caridian BCT, to market by two years, and the other competitor, Fenwal, to market by six years. However, it is important to note that approximately 5% of the forty million units of red cells collected worldwide and only about 10% of the 15 million units of red cells collected in the U.S. annually are collected via automation today by these three companies combined. So, we more often compete with traditional (manual/whole blood) methods of deriving red cells by collecting and separating a pint of whole blood on the basis of total cost, process control, product quality, and inventory management.

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

In the orthopedic surgical blood salvage market we compete against non-automated processing systems whose end product is an unwashed red blood cell unit for transfusion to the patient. The OrthoPAT system is the only system that washes the blood and operates preoperatively. It is designed specifically for use in orthopedic surgeries where a patient often bleeds more slowly, bleeds less, and continues to bleed long after surgery.

In the diagnostics market, the TEG Thrombelastograph Hemostasis Analyzer is used primarily in the surgical arena. There is one direct competitor, Rotem, with whom we compete in Europe. Other competitive technologies may not be used in surgery but represent potential competition as we expand from the operating room into other clinical applications such as trauma, stroke and cardiology.

In the software market, we compete with MAK Systems, Wyndgate Technologies (also known as Global Med Technologies), and Mediware. These companies provide software to blood and plasma collectors and to hospitals for managing donors, collections, and blood units. None of these companies competes in other Haemonetics markets.

Our technical staff is highly skilled, but many competitors have substantially greater financial resources and larger technical staffs at their disposal. There can be no assurance that competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.

(x)	Seasonality

Net revenues have historically been higher in the second half of our fiscal year, reflecting principally the seasonal buying patterns of our customers. This has proven true in our last five fiscal years.

(xi)	Government Regulation

The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research (“CBER”) and the Center of Devices and Radiological Health (“CDRH”) of the United States Food and Drug Administration (“FDA”), and other non-United States regulatory bodies.

All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved Pre-market Approval Application (“PMA”). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous solutions (blood anticoagulants and solutions for storage of red blood cells) marketed by us for use with our automated systems requires us to obtain from CBER an approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”). A 510(k) pre-market clearance indicates FDA’s agreement with an applicant’s determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may take up to twenty-four months and involves the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) approvals because the FDA review process is more complicated.

We maintain customer complaint files, record all lot numbers of disposable products, and conduct periodic audits to assure compliance with FDA regulations. We place special emphasis on customer training and advise all customers that device operation should be undertaken only by qualified personnel.

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

Compliance with international, federal and local environmental protection laws or regulations could have a material adverse impact upon our business or could require material capital expenditures. We continue to monitor changes in U.S. and international environmental regulations that may present a significant risk to the business, including laws or regulations relating to the manufacture or sale of products using plastics. Action plans are developed to mitigate identified risks.

(xiii)	Employees

As of March 28, 2009, we employed the full-time equivalent of 2,016 persons assigned to the following functional areas: manufacturing, 961; sales and marketing, 250; general and administrative, 464; research, development, and engineering, 102; and quality control and field service, 239. We consider our employee relations to be satisfactory.

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

The Company submitted the certification of its Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, relating to the Company’s compliance with the NYSE’s corporate governance listing standards, to the NYSE on August 22, 2008 with no qualifications.

(D)	Financial Information about Foreign and Domestic Operations and Export Sales

The financial information required by this item is included herein in Note 16 of the financial statements, entitled Segment, Geographic and Customer Information. Sales to the Japanese Red Cross accounted for 12.2% of net revenues in fiscal year 2009. No other customer accounted for more than 10% of our net revenues. For more information concerning significant customers, see subheading of Note 2 of the financial statements, entitled, Concentration of Credit Risk and Significant Customers.

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

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 12 and 41.

If we are unable to successfully expand our business, through internal research and development, marketing partnerships and acquisitions, our business may be materially and adversely affected.  Promising partnerships and acquisitions may not be completed for reasons such as competition among prospective partners or buyers, our inability to reach satisfactory terms, or the need for regulatory approvals. Any acquisition that we complete may be dilutive to earnings and require that we invest significant resources. We may not be able to integrate any acquired businesses successfully into our existing business, make such businesses profitable, or realize anticipated market growth or cost savings. The current economic environment may constrain the company’s ability to access capital that may be needed for acquisitions and other capital investments.

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

As a medical device manufacturer we are subject to a number of existing laws and regulations. Non-compliance with those laws or regulations could adversely affect our financial condition and results of operations.  The manufacture, distribution and marketing of our products are subject to regulation by the FDA and other non-United States regulatory bodies. Some regulatory authorities outside the United States may have a bias in favor of locally produced goods that could delay or prevent our achieving regulatory approval to market our products in such geographies. We must obtain specific regulatory clearance prior to selling any new product or service, and our operations are also subject to continuous review and monitoring by the FDA and other regulatory authorities. The process of obtaining approval to market and distribute our products is costly and time-consuming. Export of U.S. technology or goods manufactured in the United States to some jurisdictions requires special U.S. export authorization that may be influenced by factors, including political dynamics, outside our control. Changes in privacy regulations and other developments in human subject clinical trials could make it more difficult and more expensive to conduct clinical trials necessary for product approval. Regulations about the use of certain materials in the manufacture of our products could also require us to convert our production to alternate material(s), which may be at higher costs. The number of eligible blood donors is influenced by government regulations (including travel restrictions, health history, etc.) and other economic and sociological factors. Changes in donation related regulations could have significant immediate effects on the population of eligible donors.

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

Many of our competitors have significantly greater financial and other resources. Their greater financial resources may allow them to more rapidly develop new technologies and more quickly address changes in customer requirements.  Although no one company competes with us across our full line of products, we face competition in each of our product lines. Our ability to remain competitive depends on a combination of factors, including those within our control (reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety, cost effectiveness and continued rigorous documentation of clinical performance) as well as factors outside of our control (regulatory standards, medical standards, reimbursement policies and practices, and the practice of medicine). Also, sales of unauthorized copies of our products by local competitors in China could affect the demand and price paid for our products.

As a global corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.  International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In fiscal year 2009, our international revenues accounted for 53% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues for sales made in foreign currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services is made in local currencies.

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

Loss of a significant customer could adversely affect our business.  The Japan Red Cross Society (JRC) is a significant customer that represented 12.2% of our revenues in fiscal year 2009. Because of the size of this relationship we could experience a significant reduction in revenue if the JRC decided to significantly reduce its purchases from us for any reason including a desire to rebalance its purchases between vendors, or if we are unable to obtain and maintain necessary regulatory approvals in Japan. We also have a concentration of credit risk due to our outstanding accounts receivable balances with the JRC.

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

We are subject to the risks associated with communicable diseases. A significant outbreak of a disease could reduce the demand for our products and affect our ability to provide our customers with products and services.  An eligible donor’s willingness to donate is affected by concerns about their personal health and safety. Concerns about communicable diseases (such as HIV, SARS or pandemic flu) could reduce the number of donors, and accordingly reduce the demand for our products for a period of time. A significant outbreak of a disease could also affect our employees’ ability to work, which could limit our ability to produce product and service our customers.

We sell our products in certain emerging economies.  Emerging economies have less mature product regulatory systems, and can have more volatile financial markets. In addition, government controlled health care systems’ willingness or ability to invest in our products and systems may abruptly change due to changing government priorities or funding capacity. Our ability to sell products in these economies is dependent upon our ability to hire qualified employees or agents to represent our products locally, and our ability to obtain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk, if we extend credit to customers in these economies.

In many of the international markets in which we do business, including certain parts of Europe, Russia and Asia, our employees, agents or distributors offer to sell our products in response to public tenders issued by various governmental agencies.  Selling our products through agents or distributors, particularly in public tenders, can expose the Company to a higher degree of risk. Our agents and distributors are third parties who we retain to work in developing markets. We retain these agents or distributors after completing due diligence on their capabilities and background. However, agents and distributors are independent third parties. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed, and we could be subject to fines, sanctions or both. We also conduct diligent examinations of businesses we have targeted for acquisition or other business combinations. However, confidentiality obligations and compressed timeframes for completing these examinations may constrain our ability to fully discover and resolve all risks attendant to the operation of the target’s business until after closing of the transaction.

We have a complex international supply chain.  Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of subcomponents conforming to our specifications could disrupt or delay our ability to deliver finished products to our customers.

Certain countries, particularly China, do not enforce compliance with laws that protect intellectual property (“IP”) rights with the same degree of vigor as is available under the U.S. and European systems of justice. For this reason, there is a risk that the Company’s IP may be subject to misappropriation in such countries. Further, certain of the Company’s IP rights are not registered in China, or if they were, have since expired. This may permit others to produce copies of products in China that are not covered by currently valid patent registrations. There is also a risk that such products may be exported from China to other countries.

The technologies that cover our products are the subject of active patent prosecution. There is a risk that one or more of our products may be determined to infringe a patent held by another party. If this were to occur we may be subject to an injunction or to payment of royalties, or both, which may adversely affect our ability to market the affected product(s). In addition, competitors may patent technological advances which may give them a competitive advantage.

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

On property adjacent to the Braintree facility the Company leases 43,708 square feet of additional office space. This facility is used for sales, marketing, finance, legal, and other administrative services. Annual lease expense for this facility is $477,130.

The Company leases an 81,929 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations supporting our plasma business. Annual lease expense is $344,244 for this facility. The Company is also leasing a temporary facility of 28,309 square feet in Leetsdale, Pennsylvania for their distribution space as we complete the installation of a new automated bowl line. The annual lease expense is $130,339.

The Company owns a facility in Bothwell, Scotland used to manufacture disposable components for European customers. The original facility is approximately 22,200 square feet. An addition of 18,000 square feet was added in early fiscal year 2006. This expansion provided additional office space and 13,500 square feet of warehouse replacing space previously leased for this purpose.

The Company leases 26,264 square feet of office space in Signy, Switzerland. This facility is used for sales, marketing, finance and other administrative services. Annual lease expense for this space is $700,747.

The Company leases 42,745 square feet of space in Tokyo, Japan, of which 35,670 is used for warehousing and distribution and 7,075 square feet is for sales, marketing, finance and other administrative offices. Annual lease expense is $1,056,890.

The Company owns a facility in Union, South Carolina. This facility is used for manufacture of sterile solutions to support our blood bank (component therapy) and plasma businesses. The facility is approximately 69,300 square feet.

The Company also leases a 55,000 square foot facility in Stoughton, Massachusetts. This facility is used for warehousing and distribution of products. The annual lease expense is $327,573.

Haemonetics Software Solutions, which develops and markets software for the blood bank and plasma business, retains two leases. The first is 25,856 square feet of office space in Edmonton, Alberta, Canada. Annual lease expense is $528,219. The second is 17,624 square feet of office space in Rosemont, Illinois. Annual lease expense is $440,313.

Arryx Inc., which performs research for the Company, leases 10,830 square feet of office and laboratory space in Chicago, Illinois. Annual lease expense is $229,019.

Haemoscope Corporation, which performs research and manufacturing for the Company, leases 16,478 square feet of office and manufacturing space in Niles, Illinois. Annual lease expense is $137,714.

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

In December 2005, we filed a lawsuit against Baxter Healthcare SA and Fenwal Inc. (“Baxter”) in the federal district court of Massachusetts, in Boston, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s Alyx brand automated red cell collection system which competes with Haemonetics’ automated red cell collection systems. In March, 2007 Baxter sold the Transfusion Technologies Division (which markets the Alyx product) to private investors, Texas Pacific Group and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal Alyx system infringed Haemonetics’ patent and awarded Haemonetics $15.7 million in damages for past infringement. We subsequently filed motions for an injunction and for additional damages. The federal court held a hearing on these motions on May 11, 2009 and we await the Court’s ruling.

In January 2007, a reseller of the Company’s products in Portugal brought suit against Haemonetics SA in Portugal, alleging improper termination of a distribution relationship and seeking damages. Haemonetics intends to defend vigorously the lawsuit. The litigation has not progressed significantly since the case was filed.

In April 2008, our subsidiary Haemonetics Italia, Srl. and two of its employees were found guilty by a court in Milan, Italy of charges arising from allegedly improper payments made under a consulting contract with a local physician and in pricing products supplied under a tender from a public hospital. In parallel proceedings concluded contemporaneously in Genoa, Italy, the same parties were entirely exonerated of all charges. Both matters involved several other individuals and companies and arose in 2004 and 2005, respectively. When the matters first arose, our Board of Directors commissioned independent legal counsel to conduct investigations on its behalf. Based upon its evaluation of counsel’s report, the Board concluded that no disciplinary action was warranted in either case. All Haemonetics parties have appealed the guilty verdicts. The Milan ruling has not impacted the Company’s business in Italy. A third proceeding was referred by the Milan court for hearing in Bergamo, Italy. There have been evidentiary hearings, but no material developments in that case.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors.

PETER ALLEN joined our Company in 2003 as President, Donor Division. Mr. Allen was appointed Chief Marketing Officer for Haemonetics in 2008. Prior to joining Haemonetics, Mr. Allen was Vice President of The Aethena Group, a private equity firm providing services to the global healthcare industry. From 1998 to 2001, he held various positions including Vice President of Sales and the Oncology Business at Syncor International, a provider of radiopharmaceutical and comprehensive medical imaging services. Previously, he held executive level positions in sales, marketing and operations in DataMedic, Inc., Enterprise Systems, Inc./HBOC, and Robertson Lowstuter, Inc. Mr. Allen has also worked in sales and marketing at American Hospital Supply Corporation and Baxter International, Inc.

BRIAN CONCANNON joined our Company in 2003 as President, Patient Division and was promoted to President, Global Markets, in 2006. In 2007, Mr. Concannon was promoted to Chief Operating Officer. In April 2009, Mr. Concannon was promoted to President and Chief Executive Officer and elected to the Haemonetics Board of Directors. Immediately prior to joining the Company, Mr. Concannon was President, Northeast Region, Cardinal Health Medical Products and Services where he was employed since 1998. From 1985 to 1998, he was employed by American Hospital Supply Corporation, Baxter Healthcare Corp. and Allegiance Healthcare in a series of sales and operations management positions of increasing responsibility.

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

MIKAEL GORDON joined our Company in 2007 as President, Europe and was promoted to President, Global Markets in February 2009. Prior to joining Haemonetics, Mr. Gordon was Regional Executive Manager North & West Europe for GE Healthcare Clinical Systems. From 1997 to 2007 he held various executive positions as Vice President IT, VP Laboratory Products, VP Strategic Planning and VP Global Sales within Amersham Biosciences until the company was acquired by General Electric in 2004. Mr. Gordon has broad international business experience in the healthcare environment and has lived several years outside his home country. Mr. Gordon has a B.Sc. from the Stockholm School of Economics and is a Swedish national.

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

ALICIA R. LOPEZ joined our Company in 1988 as General Counsel and Director of Human Resources. Since 1990, she has served as Secretary to the Board of Directors. In 2000, Ms. Lopez was appointed Senior Vice President. In 2003, Ms. Lopez was named Vice President and General Counsel and in 2004 she was promoted to General Counsel and Vice President of Administration. In 2007, Ms. Lopez was promoted to Vice President, Corporate Affairs. Currently, she has responsibility for world wide legal, quality, regulatory, medical, clinical, environmental health and safety, and public affairs. Prior to joining Haemonetics, Ms. Lopez was employed by the law firm of Sullivan & Worcester, counsel at the time to Haemonetics.

BRAD NUTTER joined our Company in 2003 as Board Member, President and Chief Executive Officer. In January 2008, Mr. Nutter was named Chairman of the Board. In April 2009, Mr. Nutter stepped down from his position as Chief Executive Officer and assumed his new role as Executive Chairman of the Board. Prior to joining Haemonetics, Mr. Nutter was President and Chief Executive Officer of Gambro Healthcare, an international dialysis provider, a division of Gambro AB. From 1997 to 2000, he was Executive Vice President and Chief Operating Officer of Syncor International, an international provider of radiopharmaceuticals and medical imaging. Previously, Mr. Nutter held senior level positions at American Hospital Supply Corporation and Baxter International, Inc.

DR. JONATHAN WHITE joined our Company in 2008 as Vice President, Research and Development. Dr. White joined Haemonetics from Pfizer, where he held a number of roles including Chief Information Officer. He previously worked at McKinsey and Company in New York. Dr. White is a Fellow of the Royal College of Surgery in England. He completed his qualifications as a neurosurgeon and worked in both clinical and academic medical settings. In addition, he holds a Masters degree in Computer Science from Cambridge in England, and a Masters degree in Business Administration from INSEAD in France.

PART II

Item 5.	Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended March 28, 2009:
Market price of Common Stock:
High	$61.29	$66.97	$63.27	$65.33
Low	$51.72	$51.18	$48.79	$50.32
Fiscal year ended March 29, 2008:
Market price of Common Stock:
High	$53.93	$54.60	$64.25	$63.76
Low	$45.22	$47.13	$48.33	$53.60

There were approximately 361 holders of record of the Company’s common stock as of April 30, 2009. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return provided to shareholders on Haemonetics Corporation’s common stock relative to the cumulative total returns of the S & P 500 index and the S & P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/31/2004 and its relative performance is tracked through 3/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Haemonetics Corporation, The S&P 500 Index
And The S&P Health Care Equipment Index

*	$100 invested on 3/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/04	3/05	3/06	3/07	3/08	3/09
Haemonetics Corporation	100.00	134.05	161.43	148.65	189.44	175.14
S&P 500	100.00	106.69	119.20	133.31	126.54	78.34
S&P Health Care Equipment	100.00	101.58	104.44	113.42	117.37	80.67

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

Haemonetics Corporation and Subsidiaries Five-Year Review

	2009	2008	2007	2006(a)	2005(a)
	(In thousands, except share and employee data)

Summary of Operations
Net revenues	$597,879	$516,440	$449,607	$419,733	$383,598
Cost of goods sold	$289,709	$258,715	$222,307	$199,198	$185,722
Gross profit	$308,170	$257,725	$227,300	$220,535	$197,876
Operating expenses:
Research, development and engineering	$23,859	$24,322	$23,884	$26,516	$19,994
Selling, general and administrative	$198,744	$163,116	$137,073	$121,351	$118,039
Cost to Equity	—	—	$225	$680	$406
In process research and development	—	—	$9,073	—	—
Arbitration & Settlement Income	—	—	$(5,700)	$(26,350)	—
Total operating expenses	$222,603	$187,438	$164,555	$122,197	$138,439
Operating income	$85,567	$70,287	$62,745	$98,338	$59,437
Other income (expense), net	$(565)	$7,015	$9,591	$7,864	$(2)
Income before provision for income taxes	$85,002	$77,302	$72,336	$106,202	$59,435
Provision for income taxes	$25,698	$25,322	$23,227	$37,806	$20,202
Net income	$59,304	$51,980	$49,109	$68,396	$39,233
Income per share:
Basic	$2.34	$2.01	$1.84	$2.58	$1.54
Diluted	$2.27	$1.94	$1.78	$2.49	$1.50
Weighted average number of shares	25,389	25,824	26,746	26,478	25,523
Common stock equivalents	784	922	903	996	622
Weighted average number of common and common equivalent shares	26,173	26,746	27,649	27,474	26,145

(a)	Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note 3 to our consolidated financial statements.

	2009	2008	2007	2006	2005

Financial and Statistical Data:
Working capital	$289,530	$261,757	$321,654	$330,288	$255,689
Current ratio	4.1	3.7	4.9	4.7	3.9
Property, plant and equipment, net	$137,807	$116,484	$90,775	$75,266	$69,337
Capital expenditures	$56,379	$57,790	$40,438	$33,774	$17,530
Depreciation and amortization	$36,462	$31,197	$27,504	$25,150	$27,756
Total assets	$649,693	$608,950	$572,735	$545,457	$467,757
Total debt	$6,038	$12,363	$28,876	$39,153	$45,843
Stockholders’ equity	$539,884	$494,188	$479,648	$440,564	$355,135
Return on average equity	11.47%	10.52%	10.67%	17.19%	12.50%
Debt as a % of stockholders’ equity	1.12%	2.50%	6.02%	8.89%	12.90%
Employees	2,016	1,875	1,826	1,661	1,546
Net revenues per employee	$297	$275	$246	$254	$248

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)	Our Business

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

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 87% of our total revenues for fiscal year 2009, 86% of our total revenues for fiscal year 2008 and 88% of our total revenues for fiscal year 2007.

(B)	Product Families

Although we manage our business as one operating segment, we address our customer constituents through three global product families: Donor, Patient, and Software Solutions and Services.

Our donor products include systems to collect plasma, platelets and red cells from blood donors. We market our donor products primarily to blood collectors which include both for-profit plasma collectors and not-for-profit blood banks.

Our patient products include systems to collect blood during and after surgery, wash and filter unwanted substances from the blood, and prepare the blood for reinfusion to the surgical patient. Our patient products also include a surgical diagnostic system that measures a patient’s likelihood to bleed during surgery. We market these patient products to hospitals and hospital service providers.

Software solutions and services revenues includes revenue generated from Haemonetics Software Solutions and our business services contracts, such as blood management consulting, as well as revenue from equipment repairs performed under preventive maintenance contracts or emergency service billings, training programs and spare part sales.

Donor Products and Services

1) Plasma systems:  Our PCS brand systems automate the collection of plasma from donors who are most often paid a fee for their donation. The collected plasma is then processed into therapeutic pharmaceuticals. Automated plasma collection is a safe and cost-effective improvement to manual (non-automated) plasma collection which is time-consuming, labor-intensive, produces relatively poor yields, and poses risks to donors. Currently the majority of plasma collections worldwide are automated collections.

2) Blood bank systems:

a) Our MCS brand system automates the collection of platelets and other blood components from volunteer donors. The systems enable the donation of a larger volume of the donor’s platelets, which are then generally given to cancer patients and others with bleeding disorders. Before the advent of our platelet collections technology, the “pooling” or combination of platelets from 4 to 7 different donors was the only alternative to prepare a single therapeutic dose for transfusion to a patient. Our MCS line of products allows the collection of a sufficient number of platelets from only one donor to produce one or two therapeutic doses.

b) Our ACP brand systems automate the process used to freeze, thaw and wash red blood cells which enables blood collectors and the military to better manage blood inventories. The ACP systems can also be used to wash other cellular parts from red blood cells units before transfusion to patients with special transfusion requirements.

3) Red cell systems:  Our MCS and Cymbal systems automate the collection of red cells from volunteer donors. The systems improve the blood collector’s operational efficiency by increasing the volume of blood components collected per donation event and number of red cells than the traditional (non-automated) collection method. It helps blood collectors address red cell shortages that commonly plague health care systems. The Cymbal system received CE marking in February 2006 and received FDA clearance in February 2007. The highest sales volume product in the MCS red cell product line is our double red cell collection technology which allows for two units of red cells to be collected from one donor. Specialty protocols enabling the simultaneous collection of a unit of red cells and a unit of plasma or a unit of red cells and a unit of platelets are also available in various parts of the world.

4) Services and programs related to blood supply chain efficiency and effectiveness such as LEAN and Six Sigma consulting as well as InSight, a program application supporting blood center resource allocation and utilization, are available to Donor customers generally associated with broad commitments.

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

2) Surgical suction:  Our SmartSuction product clears blood and debris from the surgical field in conjunction with surgical blood salvage.

3) Blood demand assessment:  In November 2007, we acquired the TEG Thrombelastograph Hemostasis Analyzer business from Haemoscope. The TEG system is a diagnostic tool which allows surgeons to determine if a patient will need a transfusion so the surgeon can then decide the best blood-related clinical treatment for the individual patient.

4) Blood Management consulting:  In July 2007, we acquired Infonalé, a hospital services company, focused on peer to peer blood management consulting primarily in the US. Equipped with a unique database approach Haemonetics provides hospitals a baseline view of their blood management metrics and then monitors and measures key improvements associated with recommended best practice approaches to transfusion therapy and the avoidance of transfusions.

Software Solutions and Services

1) Software:  At this time, our software solutions and services business principally provides support to our plasma and blood collection customers. Our goal in expanding the business is to add complementary products and services for our Patient and Donor Division customers. Through our Haemonetics Software Solutions division, (formerly 5Dtm Information Management (“5D”) and Information Data Management (“IDM”)), we provide information technology platforms and technical support for blood drive management that facilitate the efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing distribution of plasma units to, and within, plasma fractionation facilities. This division also provides data maintenance services that include hosting of these applications.

2) Services:  Through our services group, we offer business solutions to support process excellence, donor recruitment, business design, and blood management efforts. For example, we provide Six Sigma and LEAN manufacturing consulting services to blood banks. We also provide hospital blood management assessment tools to hospitals through our Infonalé subsidiary, acquired in July 2007. Included in our services reporting are equipment repair services under preventive maintenance contracts or emergency service visits, training programs and spare part sales.

Financial Summary

	For the Years Ended			% Increase/	% Increase/
	March 28,	March 29,	March 31,	(Decrease)	(Decrease)
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

Net revenues	$597,879	$516,440	$449,607	15.8%	14.9%
Gross profit	$308,170	$257,725	$227,300	19.6%	13.4%
% of net revenues	51.5%	49.9%	50.6%
Operating income	$85,567	$70,287	$62,745	21.7%	12.0%
% of net revenues	14.3%	13.6%	14.0%
Interest expense	$(64)	$(377)	$(1,256)	(49.3)%	(70.0)%
Interest income	$1,968	$5,418	$7,864	(61.4)%	(31.1)%
Other income/(expense), net	$(2,469)	$1,974	$2,983	(225.1)%	(33.8)%
Income before taxes	$85,002	$77,302	$72,336	10.0%	6.9%
Provision for income tax	$25,698	$25,322	$23,227	1.5%	9.0%
% of pre-tax income	30.2%	32.8%	32.1%
Net income	$59,304	$51,980	$49,109	14.1%	5.8%
% of net revenues	9.9%	10.1%	10.9%

Net revenues for fiscal year 2009 increased 15.8% over fiscal year 2008. The effects of foreign exchange accounted for an increase of 2.8% over fiscal year 2008. The remaining increase of 13.0% is mainly due to increases in our disposables revenue, software solutions revenues and equipment sales. The increase in disposables revenue resulted primarily from disposable unit increases in Plasma and Surgical & Diagnostic. Surgical & Diagnostic disposables revenue include $19.8 million of revenues related to the TEG Thrombelastograph Hemostasis Analyzer business which was acquired in the third quarter of fiscal year 2008 and the Medicell business which was acquired in the first quarter of fiscal year 2009. The software solutions growth was driven by two factors: (1) increased sales to commercial plasma customers and (2) the recognition of $2.0 million of revenue, that would otherwise not have been recognizable until fiscal year 2010, in the fourth quarter of fiscal year 2009 as a result of a customer’s decision to forego the option year on a software development contract.

Gross profit increased 19.6% over fiscal year 2008. The favorable effects of foreign exchange accounted for an increase of 5.8% over fiscal year 2008. The remaining increase of 13.8% was due primarily to increased sales driving fixed cost leverage. This was partly offset by changes in product mix driven by higher sales of lower margin plasma products.

Operating income increased 21.7% over fiscal year 2008. The effects of foreign exchange accounted for an increase in operating income of 16.7%. Without the effects of foreign exchange operating income increased 5.0% over fiscal year 2008. This increase was a result of the gross profit changes described above offset by higher operating expenses of 17.5% for the fiscal year 2009. The noted higher operating expenses are largely related to the expenses from the recent acquisitions, including the TEG system, increased employee performance based compensation expense in fiscal year 2009 based on strong Company performance versus pre-established targets, and higher expenses due to increased sales.

Net income increased 14.1% over fiscal year 2008. The main factors that affected net income were the increase in operating income, due to the reasons mentioned above, partly offset by reductions in interest income and other income. The decrease in interest income was the result of a lower investment yield. The reduction in other income/(expense), net was the result of foreign exchange losses on foreign currency denominated assets increase and lower hedge points on forward contracts.

Net revenues for fiscal year 2008 increased 14.9% over fiscal year 2007. The effects of foreign exchange accounted for an increase of 2.2% over fiscal year 2007. The remaining increase of 12.7% is mainly due to increases in our disposables revenue, software revenues and equipment sales. The increase in disposable revenue resulted primarily from disposable unit increases across all of our Donor and Patient product lines, and reflects the acquired TEG business which took place in fiscal year 2008. The software growth was due to growth in the existing business and the acquisition of IDM, Inc. which took place in fiscal year 2007.

Gross profit increased 13.4% over fiscal year 2007. The favorable effects of foreign exchange accounted for an increase of 1.5% over fiscal year 2007. The remaining increase of 11.9% was due primarily to increased sales offset partly by changes in product mix.

Operating income increased 12.0% over fiscal year 2007. The effects of foreign exchange accounted for a decrease in operating income of 2.1%. Without the effects of foreign exchange operating income increased 14.1% over fiscal year 2007. The increase in operating income was primarily the result of the increases in gross profit and a reduction in in-process research and development expenses that were incurred during fiscal year 2007 in connection with the acquisition of Arryx, Inc.

These increases were partly offset by an increase in Selling, General and Administrative expenses of 19.0% which were largely related to the acquisitions of IDM and Haemoscope, to increases in administrative spending as we implemented a new global enterprise planning system for automated services, field services and finance, to increased employee performance based compensation expense, and to a reduction in settlement income.

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

•	The supply of source plasma also affects demand for additional collections of source plasma. During fiscal year 2009, the supply and demand for plasma in the U.S. and Europe came into balance. In Asia, supply and demand remains balanced.

•	The newer plasma fractionation facilities are more efficient in their production processes, utilizing less plasma to make similar quantities of pharmaceuticals and vaccines.

•	Reimbursement guidelines affect the demand for end product pharmaceuticals.

•	Newly approved indications and diagnosis of new patients requiring plasma derived therapies increase the demand for plasma.

Blood Bank Market

Despite modest increases in the demand for platelets in our major markets, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for disposables.

Red Cell Market

Increased demand for red cell transfusions, a general shortage of volunteer donors (currently and predicted to decline over time), a need for greater operating efficiency among collectors, and a stringent regulatory environment continue to drive demand for our red cell products. Our business continues to grow as we gain new customers and expand the use of our products at existing customer sites.

Patient Market

Our Cell Saver brand system is aimed at high blood loss cardiovascular procedures. This part of the surgical blood salvage market is declining and will probably continue to decline due to improved surgical techniques which minimizes blood loss and a decrease in the number of open-heart (bypass) surgeries performed. The cardioPAT system, a surgical blood salvage system targeted at open heart surgeries when there is less blood loss, is designed to meet the market needs created by these improved surgical techniques. The cardioPAT is used post-operatively while the patient is in recovery.

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

During the fiscal year, we integrated the TEG diagnostic business. TEG product line sales further strengthened fiscal year 2009 revenue growth as the TEG business grew organically in fiscal year 2009. The TEG system is a diagnostic tool which allows surgeons to assess a patient’s hemostasis so the surgeon can then decide the best blood-related clinical treatment for the individual patient.

RESULTS OF OPERATIONS

Net Revenues by Geography

	March 28,	March 29,	March 31,	% Increase	% Increase
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

United States	$279,029	$232,812	$211,044	19.9%	10.3%
International	318,850	283,628	238,563	12.4%	18.9%

Net revenues	$597,879	$516,440	$449,607	15.8%	14.9%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world via a direct sales force as well as independent distributors.

Approximately 53%, 55% and 57% of our revenues were generated outside the U.S. during fiscal year 2009, 2008 and 2007, respectively. During fiscal years 2009, 2008 and 2007 revenues from Japan accounted for approximately 16%, 17% and 20% of our total revenues, respectively and revenues from Europe comprised approximately 29%, 30% and 28% of our total revenues, respectively. These sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. For fiscal year 2009 as compared to fiscal year 2008, the favorable effects of foreign exchange resulted in a 2.8% increase in sales. For fiscal year 2008 as compared to fiscal year 2007, the favorable effects of foreign exchange accounted for a 2.2% increase in sales.

Please see section entitled “Foreign Exchange” in management’s discussion for a more complete discussion of how foreign currency affects our business and our strategy to manage this exposure.

Net Revenues by Product Type

	March 28,	March 29,	March 31,	% Increase	% Increase
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

Disposables	$518,101	$444,130	$393,660	16.7%	12.8%
Software Solutions and Services	44,263	39,498	33,718	12.1%	17.1%
Equipment	35,515	32,812	22,229	8.2%	47.6%

Net revenues	$597,879	$516,440	$449,607	15.8%	14.9%

Disposables Revenue by Product Line

	March 28,	March 29,	March 31,	% Increase	% Increase
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

Donor:
Plasma	$202,176	$155,219	$126,971	30.3%	22.2%
Blood Bank	143,420	136,148	126,216	5.3%	7.9%
Red Cell	49,508	46,377	43,406	6.8%	6.8%

Subtotal	$395,104	$337,744	$296,593	17.0%	13.9%

Patient:
Surgical & Diagnostic	$87,578	$72,085	$66,552	21.5%	8.3%
OrthoPAT	$35,419	$34,301	$30,515	3.3%	12.4%

Subtotal	$122,997	$106,386	$97,067	15.6%	9.6%

Total disposables revenue	$518,101	$444,130	$393,660	16.7%	12.8%

Donor

Donor products include the Plasma, Blood Bank and Red Cell product lines. Disposable revenue for donor products increased 17.0% over that of fiscal year 2008. Foreign exchange resulted in a 3.4% increase over fiscal year 2008. The remaining increase of 13.6% was primarily driven by increases in Plasma along with increases in the other product lines, as discussed below.

For fiscal year 2008 as compared to fiscal year 2007, disposable revenue for donor products increased 13.9%. Foreign exchange resulted in a 1.9% increase over fiscal year 2007. The remaining increase of 12.0% was the result of increases across all of our Donor product lines, as discussed below.

Plasma

During fiscal year 2009, plasma disposable revenue increased 30.3%. Foreign exchange resulted in a 1.9% increase over fiscal year 2008. The main reason for the remaining 28.4% increase was increased demand for our products due to the demand for plasma derived pharmaceuticals. Demand for source plasma to make pharmaceuticals remains strong, increasing collections by our customers and resulting in higher sales. To meet this higher demand, over the past year we have continued to place additional equipment with existing and new customers. Over the next twelve to twenty-four months, as market growth rates trend down and our customers’ demand levels normalize, we expect plasma disposable growth rates to moderate to a low to mid double-digit rate.

During fiscal year 2008, plasma disposable revenue increased 22.2%. Foreign exchange resulted in a 2.7% increase over fiscal year 2007. The remaining increase of 19.5% was driven by increased plasma disposable sales in the U.S. and Europe. The U.S. increase was due to market growth. Growth in Europe also reflected the market trends and the implementation of expanded business with Haema AG and Octapharma. The market growth is the result of increases in collections by our customers as the demand for source plasma continues to strengthen.

Blood Bank

During fiscal year 2009, blood bank disposable revenue increased 5.3%. Foreign exchange resulted in a 5.6% increase in blood bank disposable revenue over fiscal year 2008. Without the effect of currency, blood bank revenue decreased 0.3%. This decrease was due to share loss in both Europe and Japan, as well as challenges in South Korea associated with the significant devaluation of South Korea’s currency, the Won. The decrease was partially offset by strength in North American and China and other emerging markets.

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

Red Cell

During fiscal year 2009, red cell disposable revenue increased 6.8% compared to fiscal year 2008. Foreign exchange accounted for an increase of 0.8%. Without this effect, disposables revenue increased 6.0%. Our red cell products are sold primarily to blood collectors, such as blood banks and government agencies. Sales are driven by the total level of red cell collections, the percentage of those collections done with apheresis devices and our market share of those automated collections. With worldwide blood donation increasing low single digits, sales increases are driven primarily by collectors adopting our apheresis technology over manual whole blood collection. The non-currency related increase of 6.0% was primarily due to additional equipment placements over the last year in North America and increased direct sales in Europe.

During fiscal year 2008, red cell disposable revenue increased 6.8% compared to fiscal year 2007. Foreign exchange accounted for an increase of 1.0%. This increase was due to increased sales in the U.S. due to increased penetration at existing customer sites and the introduction, through a Limited Market Release of our new Cymbal brand red cell collection system.

Patient

The patient product line includes the following brand platforms: the Cell Saver brand, the TEG products, the OrthoPAT brand, the cardioPAT brand, and the SmartSuction Harmony products. During fiscal year 2009,

Patient disposables revenue increased 15.6% compared to fiscal year 2008. Foreign exchange resulted in a 2.0% increase over fiscal year 2008. The remaining increase of 13.6% was the result of increases in each of the product lines and the acquisition of the TEG products, as discussed below.

Surgical & Diagnostic

During fiscal year 2009, revenues from our surgical and diagnostic disposables increased 21.5%. Surgical and diagnostic disposables revenue consists principally of the Cell Saver, cardioPAT, and TEG products. Foreign exchange resulted in a 2.0% increase in surgical and diagnostic disposables revenue. Without the effect of currency, surgical and diagnostic disposables revenue increased 19.5%. The growth is principally driven by the impact of adding the TEG product line, which had sales of $19.8 million in fiscal year 2009 as compared to $5.8 million in fiscal year 2008, to the surgical product portfolio. The TEG product line was added through its acquisition from Haemoscope Corporation in the third quarter of fiscal year 2008. In the first quarter of fiscal year 2009, Medicell (previously, Haemoscope’s UK distributor) was acquired.

During fiscal year 2008 our surgical and diagnostic disposables increased 8.3%. Foreign exchange resulted in a 2.7% increase in our surgical and diagnostic disposables. Without the effect of currency, surgical disposable revenue increased 5.6%. The acquisition of the Haemoscope products resulted in an increase of 8.7%. Reduced revenue of our Cell Saver brand products in Europe and the U.S. partially offset this increase.

OrthoPAT

During fiscal year 2009, OrthoPAT disposables revenue increased 3.3% over fiscal year 2008. Foreign exchange resulted in a 1.8% increase in OrthoPAT revenue. Without the effect of currency, OrthoPAT disposables revenue increased 1.5%. The growth was driven by increases in Japan and European markets.

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

Other Revenues

	March 28,	March 29,	March 31,	% Increase	% Increase
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

Software Solutions and Services	$44,263	$39,498	$33,718	12.1%	17.1%
Equipment	35,515	32,812	22,229	8.2%	47.6%

Net revenues	$79,778	$72,310	$55,947	10.3%	29.2%

Our software solutions and services revenues include revenue from software sales and services revenues from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs.

During fiscal year 2009, software solutions and services revenues increased 12.1% as compared to fiscal year 2008, including a 30.7% increase in software solutions revenues over fiscal year 2008. Foreign exchange had only a minor impact on the results as sales were primarily in U.S. dollars. The software solutions and services increase during fiscal year 2009 was driven by three factors: (1) increased sales to commercial plasma customers, (2) increase sales to the U.S. Department of Defense, and (3) the recognition of $2.0 million of revenue, that would otherwise not have been recognizable until fiscal year 2010, in the fourth quarter of fiscal year 2009 as a result of a customer’s decision to forego the option year on a software development contract. Services revenues declined 17.4% as compared to fiscal year 2008. Without foreign exchange, services revenues decreased by 23.6% in fiscal year 2009 as compared to fiscal year 2008. The decrease in revenues is primarily due to the existence of a non-recurring consulting contract in North America that completed toward the end of fiscal year 2008.

During fiscal year 2008, software solutions and services revenues increased 17.1% as compared to fiscal year 2007. Foreign exchange resulted in a 2.1% increase over fiscal year 2007. Without the effect of currency, software solutions and services revenues increased 15.0%. Software revenues which were $23.6 million in fiscal year 2008 increased 61%. The increase is due to the acquisition of IDM, which was only included in our Q4 fiscal year 2007 results, and organic growth of 20% in our software business. Our services revenue which was $15.9 million in fiscal year 2008 declined 17% due to reductions in certain Six Sigma consulting revenues and sales of other non-core products.

During fiscal year 2009, revenue from equipment sales increased 8.2% over fiscal year 2008. Foreign exchange resulted in a 1.4% increase in equipment revenue. The remaining increase of 6.8% relates to platelet equipment sales primarily in distribution markets and cell processing equipment to military customers.

During fiscal year 2008, revenue from equipment sales increased 47.6% over fiscal year 2007. Foreign exchange resulted in a 6.7% increase in equipment revenue. Without the effect of currency, equipment revenue increased 40.9%. The increase over fiscal year 2007 is principally the result of increased sales of Plasma equipment, in connection with the implementation of the Haema AG and Octapharma agreements in Europe, and sales of our new Cymbal brand red cell collection system. Equipment sales fluctuate from period to period.

Gross Profit

	March 28,	March 29,	March 31,	% Increase	% Increase
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

Gross profit	$308,170	$257,725	$227,300	19.6%	13.4%

During fiscal year 2009, gross profit increased 19.6%. Foreign exchange resulted in a 5.8% increase from fiscal year 2008. The remaining increase of 13.8% was due primarily to the net increase in sales and manufacturing efficiencies. Our gross profit margin percent improved 160 basis points for fiscal year 2009 as compared to fiscal year 2008. Major factors impacting the gross margin percent improvement of 160 basis points included foreign exchange, manufacturing efficiencies, and fixed cost leverage.

During fiscal year 2008, gross profit increased 13.4%. Foreign exchange resulted in a 1.5% increase from fiscal year 2007. The remaining increase of 11.9% was due primarily to the net increase in sales. Our gross profit margin percent decreased due to product mix. A greater proportion of our sales resulted from products with lower gross margins: relatively more commercial plasma disposables, equipment and software.

Operating Expenses

				% (Decrease)	% Increase/
	March 28,	March 29,	March 31,	/Increase	(Decrease)
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

Research, development and engineering	$23,859	$24,322	$23,884	(1.9)%	1.8%
% of net revenues	4.0%	4.7%	5.3%
Selling, general and administrative	$198,744	$163,116	$137,073	21.8%	19.0%
% of net revenues	33.2%	31.6%	30.5%
Cost to equity	—	—	$225	—	(100.0)%
% of net revenues	—	—	0.1%
In Process R&D	—	—	$9,073	—	(100.0)%
% of net revenues	—	—	2.0%
Arbitration & Settlement Income	—	—	$(5,700)	—	(100.0)%
% of net revenues	—	—	(1.3)%
Total Operating Expense	$222,603	$187,438	$164,555	18.8%	13.9%
% of net revenues	37.2%	36.3%	36.6%

Research, Development and Engineering

During fiscal year 2009, research, development and engineering expenses decreased 1.9%. Foreign exchange resulted in a 0.7% decrease in research, development and engineering during the year. The decrease in fiscal year 2009 was attributable to lower spending earlier in the fiscal year, as we rationalized our research and development activities to focus on one platform at a time in our core technology projects.

During fiscal year 2008, research, development and engineering expenses increased 1.8%. Foreign exchange resulted in a 0.2% increase in research, development and engineering during the year. Increased spending on new products research was the primary factor in the increase. The significant factors in the increase during fiscal year 2008 related to Arryx and IDM, acquisitions that took place during fiscal year 2007.

Selling, General and Administrative

During fiscal year 2009, selling, general and administrative expenses increased 21.8%. The effect of foreign exchange accounted for an increase of 1.5%. Excluding the impact of foreign exchange, selling, general and administrative expense increased 20.3% for fiscal year 2009 as compared to fiscal year 2008. The increase was due largely to several factors identified below:

•	Increased employee performance based compensation expense of $8.8 million based on several factors, including: strong Company performance versus pre-established targets resulting in formula driven payouts to eligible employees in accordance with the terms of the management bonus plan and a $2.8 million discretionary bonus to company wide employees (excluding executive management) in fiscal year 2009, contrasted with lower than target performance in fiscal year 2008.

•	Increased selling, general and administrative costs of $5.5 million relating to the acquisition of Haemoscope (including Medicell).

•	Legal costs of $2.0 million resulting primarily from a lawsuit that sought an injunction and damages for infringement of a Haemonetics patent. In January 2009, a jury found that our patent was infringed and awarded Haemonetics $15.7 million. The court has not yet ruled on the parties’ post trial motions.

•	General selling, marketing and handling costs necessary to support the 15.8% increase in sales.

•	In fiscal year 2009, we incurred total restructuring and other transformation related costs of approximately $7.0 million at consistent levels with those costs incurred in fiscal year 2008. As we have completed our transformation initiatives, we don’t expect to incur significant transformation costs in fiscal year 2010.

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

In Process Research and Development

The $9.1 million purchased in process research and development that was charged to operating expenses in the second quarter of fiscal year 2007 consists of a project for the advancement and development of the technology in blood diagnostics applications, and for the purpose of licensing the technology outside of the blood marketplace. The project included work to reduce the size of systems which apply the technology, including reducing the size of the laser, and developing mechanisms to label samples and collections.

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

Operating Income

	March 28,	March 29,	March 31,	% Increase	% Increase
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

Operating Income	$85,567	$70,287	$62,745	21.7%	12.0%
% of net sales	14.3%	13.6%	14.0%

During fiscal year 2009, operating income increased 21.7% compared to fiscal year 2008. Foreign exchange resulted in a 16.7% increase in operating income during the fiscal year. Without the effects of foreign currency, operating income increased 5.0% over fiscal year 2008. The increase is due primarily to sales and gross profit growth, partially offset by increases in operating expenses.

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

Other Income (Expense), Net

	March 28,	March 29,	March 31,	% Decrease	% Decrease
	2009	2008	2007	09 vs. 08	08 vs. 07
	(In thousands)

Interest expense	$(64)	$(377)	$(1,256)	(83.0)%	(70.0)%
Interest income	$1,968	$5,418	$7,864	(63.7)%	(31.1)%
Other (expense)/income, net	$(2,469)	$1,974	$2,983	(225.1)%	(33.8)%

Total other (expense)/income, net	$(565)	$7,015	$9,591	(108.1)%	(26.9)%

During fiscal year 2009, total other income, net decreased 108.1% as compared to fiscal year 2008 due primarily to a decrease in interest income and a decrease in other income/(expense), net. The decrease in interest income was the result of a lower investment yield. The reduction in other income/(expense), net was the result of increased foreign exchange losses on foreign currency denominated assets and lower hedge points on forward contracts. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

During fiscal year 2008, total other income, net decreased 26.9% as compared to fiscal year 2007 due to (i) the decrease in interest income due to lower invested cash resulting from the Company’s share repurchase programs in fiscal years 2007 and 2008 and the acquisition of Haemoscope’s TEG Thrombelastograph Hemostasis Analyzer business, and (ii) a decrease in other income associated with hedge points and an increase in foreign exchange transaction losses offset by (iii) a decrease in interest expense due to lower average fixed rate debt outstanding and an increase in interest expense capitalized on in-process software development projects and the ERP system.

Taxes

				Tax Rate	Tax Rate
	March 28,	March 29,	March 31,	Decrease	Increase
	2009	2008	2007	09 vs. 08	08 vs. 07

Reported Tax Rate	30.2%	32.8%	32.1%	(2.6)%	0.7%

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises, events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a stock acquisition.

The reported tax rate was 30.2% for the current fiscal year. The reported tax rate includes:

•	A 32.8% effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, state tax provision, and stock compensation expenses not deductible in all jurisdictions.

•	A $2.1 million reversal of previously accrued income taxes because of the expiration of foreign and domestic statute of limitations.

•	A $0.8 million benefit from the remittance of a Japanese dividend before the restructuring of that subsidiary.

•	A $0.3 million increase in tax expense due to finalizing our prior year income tax return.

•	A $0.7 million increase in tax expense for potential foreign and state tax assessment.

The reported tax rate was 32.8% for the 2008 fiscal year. The reported tax rate includes:

•	A 34.25% expected annual tax rate which reflects tax benefits from foreign taxes, reduced tax exempt income than in prior periods and stock compensation expenses that are not deductible in all jurisdictions.

•	A $2.1 million reversal of previously accrued income taxes because of the expiration of foreign and domestic statute of limitations.

•	A $0.7 million increase in U.S. deferred tax provided on the portion of unremitted earnings of a foreign subsidiary that are not permanently reinvested.

•	A $0.4 million increase in tax expense due to finalizing our prior year income tax return.

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

The accounting policies identified as critical are as follows:

Revenue Recognition

Our revenue recognition policy is to recognize revenues from product sales, software solutions and services in accordance with SAB No. 104, “Revenue Recognition”, EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition, as amended”. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by the using other objective evidence as defined in EITF 00-21, or vendor specific objective evidenced under SOP 97-2.

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

Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead these assets are reviewed for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform our annual impairment test on January 1st (or the first business day immediately following that date). We have three reporting units. The test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for fiscal year 2009 or 2008.

We review our intangible assets, subject to amortization, and their related useful lives at least once a year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. We conduct more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. There were no indicators of impairment in either fiscal year 2009 or 2008.

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

Consistent with the impairment tests noted above for intangible assets, subject to amortization, we review our property, plant, and equipment assets, subject to depreciation, and their related useful lives once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. There were no indicators of impairment in either fiscal year 2009 or 2008.

Change in Depreciable Lives of Property and Equipment

In accordance with our policy, the Company reviews the estimated useful lives of our property, plant and equipment on an ongoing basis. During fiscal year 2007, we increased the estimated useful life of our PCS2 device, used by our commercial plasma customers. Driven by the signing of several long term contracts for the use of this device, the change increased the useful life of these devices from 4 years to 6 years to reflect the estimated periods during which these assets will remain in service.

Capitalized Software Costs

In connection with the development of our next generation Donor apheresis platform, software development costs have been capitalized in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed.

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

We file income tax returns in all jurisdictions in which we operate. We established reserves in accordance with FIN 48 to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management’s assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options. The following assumptions, which involve the use of judgment by management, are used in the computation of the grant-date fair value of our stock options:

Expected Volatility — We have principally used our historical volatility as a basis to estimate expected volatility in our valuation of stock options.

Expected Term — We estimate the expected term of our options using historical exercise and forfeiture data. We believe that this historical data is currently the best estimate of the expected term of our new option grants.

Additionally, after determining the fair value of our stock options, we use judgment in establishing an estimated forfeiture rate, to determine the amount of stock based compensation to record each period:

Estimated Forfeiture Rate — We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of March 28, 2009, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

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

We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process project we acquired in fiscal year 2007, we used a 26% risk-adjusted discount rate to discount our projected cash flows. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the project.

Liquidity and Capital Resources

The following table contains certain key performance indicators that depict our liquidity and cash flow position:

	March 28,	March 29,	March 31,
	2009	2008	2007
	(Dollars in thousands)

Cash & cash equivalents	$156,721	$133,553	$229,227
Working capital	$289,530	$261,757	$321,654
Current ratio	4.1	3.7	4.9
Net cash position(1)	$150,683	$121,190	$200,351
Days sales outstanding (DSO)	67	78	68
Disposables finished goods inventory turnover	7.1	6.9	5.1

(1)	Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures (including enterprise resource planning systems and devices), share repurchases, including a $40.0 million share repurchase program authorized by the Board of Directors in May 2009, acquisitions, new business and product development and working capital for at least the next twelve months.

				$ Increase/	$ Increase/
	March 28,	March 29,	March 31,	(Decrease)	(Decrease)
	2009	2008	2007	09 vs 08	08 vs 07
	(In thousands)

Net cash provided by (used in):
Operating activities	$116,364	$77,669	$83,563	$38,695	$(5,894)
Investing activities	(60,000)	(102,847)	(71,116)	42,847	(31,731)
Financing activities	(30,737)	(73,228)	(35,554)	42,491	(37,674)
Effect of exchange rate changes on cash(1)	(2,459)	2,732	1,667	(5,191)	1,065

Net increase/(decrease) in cash and cash equivalents:	$23,168	$(95,674)	$(21,440)	$118,842	$(74,234)

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at March 28, 2009 versus March 29, 2008 and at March 29, 2008 versus March 31, 2007, (i) the European currencies, primarily the Euro, weakened and strengthened, respectively, against the U.S. dollar and (ii) the Yen strengthened against the U.S. dollar during both comparison periods.

Cash Flow Overview:

In fiscal year 2009, the Company repurchased approximately 1.1 million shares of its common stock for an aggregate purchase price of $60.0 million. This completed a $60.0 million share repurchase program that was announced in May 2008.

In fiscal year 2008, the Company repurchased approximately 1.46 million shares of its common stock for an aggregate purchase price of $75.0 million. This completed a $75.0 million share repurchase that was announced in May 2007.

In fiscal year 2007, the Company repurchased approximately 0.9 million shares of its common stock for an aggregate purchase price of $40.0 million. This completed a $40.0 million share repurchase that was announced in August 2006.

The Company reflects stock repurchases in its financial statements on a “trade date” basis and as Authorized Unissued shares (Haemonetics is a Massachusetts company and Massachusetts Law mandates that repurchased shares are to be treated as authorized but unissued).

As discussed in our Earnings Release on May 4, 2008, the Company announced that its Board of Directors approved a $40.0 million share repurchase.

FISCAL YEAR 2009 AS COMPARED TO FISCAL YEAR 2008

Operating Activities:

Net cash provided by operating activities increased $38.7 million in 2009 as compared to 2008 due primarily to:

•	$7.3 million increase in net income,

•	$15.6 million increase in cash provided by non-cash items,

•	$18.2 million reduced investment in accounts receivable due to improvements in days sales outstanding that outpaced business growth,

•	$5.2 million reduced investment in prepaid income taxes,

partially offset by

•	$8.4 million increased investment in inventories associated with increased levels of business and preparation for the subsequent implementation phase of our ERP system.

Investing Activities:

Net cash used in investing activities decreased $42.8 million in 2009 as compared to 2008 due primarily to the $40.9 million decreased investment in acquisitions and the $1.4 million decrease in capital expenditures on property, plant and equipment.

Financing Activities:

Net cash used by financing activities decreased by $42.5 million in 2009 as compared to 2008 due primarily to:

•	$15.0 million decrease in cash expended relating to stock repurchase,

•	$14.0 million increase in exercise of stock options and tax benefit of stock compensation,

•	$13.1 million decrease in the payments against short-term revolving credit agreements.

FISCAL YEAR 2008 AS COMPARED TO FISCAL YEAR 2007

Operating Activities:

Net cash provided by operating activities decreased $5.9 million in 2008 as compared to 2007 due primarily to:

•	$2.9 million increase in cash provided by net income adjusted for non-cash items.

•	$18.3 million increased investment in Accounts Receivable due to an increase in sales of $66.8 million compared to 2007 (sales of $516.4 million in 2008 versus $449.6 million in 2007) and an increase in DSO from 68 days in 2007 to 78 days in 2008.

•	$5.6 million decrease in Inventory due to the higher level of sales. We plan to increase our investment in inventory in the near term.

•	The payment of refundable VAT associated with the formation of our European shared services center of $3.0 million.

Investing Activities:

Net cash used in investing activities increased $31.7 million in 2008 as compared to 2007 due primarily to:

•	$46.9 million in cash used for acquisitions during the fiscal year 2008 compared to $32.5 million used in the same period in fiscal year 2007.

•	$17.3 million of increased capital expenditures predominantly related to the increase in the installed base of plasma devices and investments in our ERP system.

Financing Activities:

Net cash used by financing activities increased by $37.7 million, primarily due to share repurchases.

•	$75.0 million used to repurchase shares of Company common stock during fiscal year 2008 as compared to the $40.0 million used in fiscal year 2007.

Contractual Obligations and Contingencies

A summary of our contractual and commercial commitments as of March 28, 2009, is as follows (for more information concerning our debt see Note 8 to the consolidated financial statements and for our operating lease obligations see Note 10):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Debt	$6,038	$695	$2,468	$2,025	$850
Operating leases	$25,685	$6,855	$9,518	$6,114	$3,198
Purchase commitments*	$94,208	$94,208	—	—	—

Total contractual obligations	$125,931	$101,758	$11,986	$8,139	$4,048

*	Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment and for the purpose of manufacturing our products including contract manufacturers, specifically Nova Biomedical, for the purchase of devices and JMS Co. Ltd., and Kawasumi Laboratories for the manufacture of certain disposable products. The majority of our operating expense spending does not require any advance commitment.

Contingent Commitments

On January 29, 2007, we received $6 million in full satisfaction of its claims against Baxter Healthcare Corporation, Baxter International Inc. and Baxter Healthcare SA (together “Baxter”) related to certain platelet pathogen reduction contracts. In connection with the settlement of these claims, the Technology Development Agreement and Requirements Contract between us and Baxter is terminated, and Haemonetics no longer retains any rights to distribute the INTERSOL product (note INTERSOL is a registered trademark of Baxter). Haemonetics recorded the receipt of this settlement in the fourth quarter ending March 31, 2007.

In December 2005, we filed a lawsuit against Baxter and Fenwal in the Federal District Court of Massachusetts, in Boston, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s Alyx brand automated red cell collection system which competes with Haemonetics’ automated red cell collection systems. In March, 2007 Baxter sold the Transfusion Technologies Division (which markets the Alyx product) to private investors, Texas Pacific Group and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal Alyx system infringed Haemonetics’ patent and awarded Haemonetics $15.7 million in damages for past infringement. We subsequently filed motions for an injunction and for additional damages. The court has not ruled on the parties’ post trial motions. Haemonetics has not recorded a gain related to this verdict.

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

Foreign Exchange

Approximately 53% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. The majority our foreign currency sales are conducted in the Japanese Yen and the Euro. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse effect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

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

We compute a composite rate index for purposes of measuring, comparatively, the change in foreign currency hedge spot rates related to sales from the hedge spot rates related to sales of the corresponding period in the prior year. The relative value of currencies in the index is weighted by sales in those currencies. The composite was set at 1.00 based upon the weighted rates at March 31, 1997. The composite rate is presented in the period corresponding to the maturity of the underlying forward contracts.

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

				Favorable/
			Composite Index	Unfavorable
			Hedge Spot	Change Versus
			Rates	Prior Year

FY2005		Q1	0.97	15.7%
		Q2	0.99	5.1%
		Q3	0.92	15.5%
		Q4	0.89	14.1%

2005	Total		0.94	12.7%
FY2006		Q1	0.92	5.2%
		Q2	0.91	9.1%
		Q3	0.87	5.7%
		Q4	0.86	2.8%

2006	Total		0.89	5.1%
FY2007		Q1	0.89	3.6%
		Q2	0.92	(1.1)%
		Q3	0.96	(9.4)%
		Q4	0.95	(9.3)%

2007	Total		0.93	(4.2)%
FY2008		Q1	0.92	(3.1)%
		Q2	0.93	(1.0)%
		Q3	0.93	3.3%
		Q4	0.93	2.4%

2008	Total		0.93	0.4%
FY2009		Q1	0.92	0.5%
		Q2	0.90	3.4%
		Q3	0.86	8.3%
		Q4	0.82	13.9%

2009	Total		0.87	6.3%
FY2010		Q1	0.77	19.5%
		Q2	0.81	10.4%
		Q3	0.83	3.1%
		Q4	0.83	(1.0)%

2010	Total		0.81	7.9%

During the fiscal year ended March 28, 2009, in response to the global economic turmoil and sharply increased volatility in the foreign exchange rates, we added to our hedging program. In addition to hedging the anticipated cash flows from forecasted Japanese Yen and Euro denominated sales, we entered into forward contracts to hedge the anticipated cash flows from forecasted Great British Pound and Canadian Dollar denominated expenses. The index referenced above does not include the Great British Pound hedge spot rates.

Recent Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. These statements became effective during fiscal year 2009 and did not have an impact on our financial position and results of operation as we have not issued or purchased credit derivatives.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement became effective during fiscal year 2009 and did not have an impact on our financial position and results of operations.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133”. FASB No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for any reporting period (annual or quarterly interim) beginning on or after November 15, 2008. This statement became effective during fiscal year 2009 — see Note 7 to our consolidated financial statements for the related disclosure.

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

In December 2007, the FASB issued FASB No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of FASB No. 160 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

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

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At March 28, 2009, we held the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

		Weighted	Weighted
	(BUY)/SELL	Spot	Forward
Hedged Currency	Local Currency	Contract Rate	Contract Rate	Fair Value	Maturity

Euro	8,500,000	$ 1.558	$ 1.534	$1,470,469	Apr 2009 - May 2009
Euro	11,200,000	$ 1.489	$ 1.464	$1,138,615	Jun 2009 - Aug 2009
Euro	11,307,000	$ 1.319	$ 1.313	$(527,681)	Sep 2009 - Nov 2009
Euro	10,584,808	$ 1.281	$ 1.282	$(808,515)	Dec 2009 - Feb 2010
Japanese Yen	845,000,000	106.1 per US$	104.14 per US$	$(562,717)	Apr 2009 -May 2009
Japanese Yen	1,116,000,000	107.3 per US$	105.19 per US$	$(863,139)	Jun 2009 - Aug 2009
Japanese Yen	1,198,061,000	95.40 per US$	94.08 per US$	$338,681	Sep 2009 -Nov 2009
Japanese Yen	1,394,096,500	93.50 per US$	92.58 per US$	$576,252	Dec 2009 -Feb 2010
GBP	(1,713,412)	$ 1.448	$ 1.448	$11,924	Apr 2009 - May 2009
GBP	(2,784,294)	$ 1.439	$ 1.439	$45,375	Jun 2009 - Aug 2009
GBP	(2,494,822)	$ 1.413	$ 1.414	$102,789	Sep 2009 - Nov 2009
GBP	(2,234,284)	$ 1.409	$ 1.411	$100,458	Dec 2009 - Feb 2010
				$1,002,511

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the

U.S. dollar, the change in fair value of all forward contracts would result in a $12.6 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $14.1 million decrease in the fair value of the forward contracts.

Interest Rate Risk

All of our long-term debt is at fixed interest rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At March 28, 2009, the fair value of our long-term debt was approximately $0.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $6.0 million, 8.41% real estate mortgage.

Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at March 28, 2009 the fair value of our long-term debt would change by approximately $0.1 million.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $73.0 million, $73.3 million and $70.3 million in 2009, 2008 and 2007, respectively. Accounts receivable balances attributable to this customer accounted for 17.5%, 15.9% and 15.8% of our consolidated accounts receivable at fiscal year 2009, 2008 and 2007, respectively. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

Certain other markets and industries can expose us to concentrations of credit risk. For example, in our commercial plasma business, we tend to have only a few customers in total but they are large in size. As a result, our accounts receivable extended to any one of these commercial plasma customers can be somewhat significant at any point in time.

Item 8.	Financial Statements and Supplementary Data

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 28	March 29	March 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues	$597,879	$516,440	$449,607
Cost of goods sold	289,709	258,715	222,307

Gross profit	308,170	257,725	227,300

Operating expenses:
Research, development, and engineering	23,859	24,322	23,884
Selling, general, and administrative	198,744	163,116	137,073
Cost to equity(a)	—	—	225
In process research & development	—	—	9,073
Arbitration & settlement Income	—	—	(5,700)

Total operating expenses	222,603	187,438	164,555

Operating income	85,567	70,287	62,745
Interest expense	(64)	(377)	(1,256)
Interest income	1,968	5,418	7,864
Other (expense)/income, net	(2,469)	1,974	2,983

Income before provision for income taxes	85,002	77,302	72,336
Provision for income taxes	25,698	25,322	23,227

Net income	$59,304	$51,980	$49,109

Basic income per common share
Net income	$2.34	$2.01	$1.84
Income per common share assuming dilution
Net income	$2.27	$1.94	$1.78
Weighted average shares outstanding
Basic	25,389	25,824	26,746
Diluted	26,173	26,746	27,649

(a)	Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 28,	March 29,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$156,721	$133,553
Accounts receivable, less allowance of $2,312 in 2009 and $2,365 in 2008	113,598	120,252
Inventories	76,522	65,388
Deferred tax asset	7,190	12,058
Prepaid expenses and other current assets	28,362	28,183

Total current assets	382,393	359,434

Property, plant and equipment
Land, building and building & leasehold improvements	42,540	43,873
Plant equipment and machinery	108,572	88,811
Office equipment and information technology	52,461	52,787
Haemonetics equipment	194,290	178,827

Total property, plant and equipment	397,863	364,298
Less accumulated depreciation	(260,056)	(247,814)

Net property, plant and equipment	137,807	116,484

Other assets:
Other intangibles, less accumulated amortization of $25,508 in 2009 and $19,821 in 2008	65,261	64,333
Goodwill	56,426	54,222
Deferred tax asset, long-term	3,007	9,244
Other long-term assets	4,799	5,233

Total other assets	129,493	133,032

Total assets	$649,693	$608,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$695	$6,326
Accounts payable	20,652	19,724
Accrued payroll and related costs	30,771	19,824
Accrued income taxes	2,833	5,285
Deferred tax liability	17	—
Other accrued liabilities	37,895	46,518

Total current liabilities	92,863	97,677
Long-term debt, net of current maturities	5,343	6,037
Deferred tax liability, long-term	3,129	3,253
Other long-term liabilities	8,474	7,795
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value; Authorized — 150,000,000 shares; Issued 25,622,449 in 2009 and 25,694,769 in 2008	256	256
Additional paid-in capital	226,829	186,933
Retained earnings	309,516	302,196
Accumulated other comprehensive income	3,283	4,803

Total stockholders’ equity	539,884	494,188

Total liabilities and stockholders’ equity	$649,693	$608,950

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other	Total
	Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income/(Loss)	Equity	Income
	(In thousands)

Balance, April 1, 2006	26,829	$268	$141,371	$301,759	$(2,834)	$440,564

Employee stock purchase plan	48	—	1,929	—	—	1,929
Exercise of stock options and related tax benefit	493	5	15,155	—	—	15,160
Shares repurchased — Authorized Unissued	(853)	(8)	(4,891)	(35,101)	—	(40,000)
Stock compensation expense	—	—	10,251	—	—	10,251
Net income	—	—	—	49,109	—	49,109	$49,109
Initial impact upon adoption of SFAS No. 158, net of taxes	—	—	—	—	(90)	(90)
Foreign currency translation adjustment	—	—	—	—	6,096	6,096	6,096
Unrealized loss on hedges, net of tax	—	—	—	—	(3,300)	(3,300)	(3,300)
Reclassification of hedge gain to earnings	—	—	—	—	(71)	(71)	(71)

Comprehensive income	—	—	—	—	—	—	$51,834

Balance, March 31, 2007	26,517	$265	$163,815	$315,767	$(199)	$479,648

Employee stock purchase plan	56	1	2,208	—	—	2,209
Exercise of stock options and related tax benefit	575	5	20,488	—	—	20,493
Shares repurchased — Authorized Unissued	(1,463)	(15)	(9,430)	(65,551)	—	(74,996)
Issuance of restricted stock, net of cancellations	10	—	—	—	—	—
Stock compensation expense	—	—	9,852	—	—	9,852
Net income	—	—	—	51,980	—	51,980	$51,980
Impact of defined benefit plans, net of tax	—	—	—	—	276	276	276
Foreign currency translation adjustment	—	—	—	—	11,748	11,748	11,748
Unrealized loss on hedges, net of tax	—	—	—	—	(10,055)	(10,055)	(10,055)
Reclassification of hedge loss to earnings	—	—	—	—	3,033	3,033	3,033

Comprehensive income	—	—	—	—	—	—	$56,982

Balance, March 29, 2008	25,695	$256	$186,933	$302,196	$4,803	$494,188

Employee stock purchase plan	59	1	2,658	—	—	2,659
Exercise of stock options and related tax benefit	950	10	35,060	—	—	35,070
Shares repurchased — Authorized Unissued	(1,100)	(11)	(8,003)	(51,984)	—	(59,998)
Issuance of restricted stock, net of cancellations	18	—	—	—	—	—
Stock compensation expense	—	—	10,181	—	—	10,181
Net income	—	—	—	59,304	—	59,304	$59,304
Impact of defined benefit plans, net of tax	—	—	—	—	(697)	(697)	(697)
Foreign currency translation adjustment	—	—	—	—	(10,045)	(10,045)	(10,045)
Unrealized gain on hedges, net of tax	—	—	—	—	4,858	4,858	4,858
Reclassification of hedge loss to earnings	—	—	—	—	4,364	4,364	4,364

Comprehensive income	—	—	—	—	—	—	$57,784

Balance, March 28, 2009	25,622	$256	$226,829	$309,516	$3,283	$539,884

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income	$59,304	$51,980	$49,109
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	36,462	31,197	27,504
In-process research and development and cost to equity	—	—	9,298
Stock compensation expense	10,181	9,852	10,251
Deferred tax expense/(benefit)	1,645	(882)	927
(Gain)/Loss on sales of property, plant and equipment	(124)	222	(1,073)
Unrealized loss/(gain) from hedging activities	3,812	(3,995)	(3,109)
Change in operating assets and liabilities:
Decrease/(Increase) in accounts receivable, net	2	(18,229)	77
Increase in inventories	(11,236)	(2,874)	(8,520)
(Increase)/Decrease in prepaid income taxes	(2,913)	(8,082)	3,775
Decrease/(Increase) in other assets and other long-term liabilities	(4,241)	6,439	(2,755)
Tax benefit of exercise of stock options	3,368	1,586	2,213
Increase/(Decrease) in accounts payable and accrued expenses	20,104	10,455	(4,134)

Net cash provided by operating activities	116,364	77,669	83,563
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(56,379)	(57,790)	(40,438)
Proceeds from sale of property, plant and equipment	2,383	1,834	2,843
Acquisition of Altivation	(3,545)	—	—
Acquisition of Medicell	(2,459)	—	—
Acquisition of HaemoScope	—	(45,591)	—
Acquisition of Infonale	—	(1,300)	—
Acquisition of Information Data Management (“IDM”)	—	—	(9,274)
Acquisition of Arryx, Inc.	—	—	(23,227)
Software development company milestone payments	—	—	(1,020)

Net cash used in investing activities	(60,000)	(102,847)	(71,116)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(694)	(638)	(588)
Net decrease in short-term revolving credit agreements	(5,580)	(18,709)	(4,127)
Payments on long-term credit agreements	—	—	(5,715)
Employee stock purchase plan	2,659	2,209	1,929
Exercise of stock options	25,406	17,245	10,747
Excess tax benefit on exercise of stock options	7,470	1,661	2,200
Stock repurchase	(59,998)	(74,996)	(40,000)

Net cash used in financing activities	(30,737)	(73,228)	(35,554)
Effect of Exchange Rates on Cash and Cash Equivalents	(2,459)	2,732	1,667

Net Increase/(Decrease) in Cash and Cash Equivalents	23,168	(95,674)	(21,440)
Cash and Cash Equivalents at Beginning of Year	133,553	229,227	250,667

Cash and Cash Equivalents at End of Period	$156,721	$133,553	$229,227

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$6,818	$1,672	$2,820

Supplemental Disclosures of Cash Flow Information:
Interest paid	$545	$991	$1,460

Income taxes paid	$19,391	$23,851	$27,504

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Haemonetics is a blood management solutions company for our customers. Anchored by our reputable medical devices systems, we also provide information technology platforms and valued added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.

Our systems automate the collection and processing of donated blood; assess likelihood for blood loss; and salvage and process surgical patient blood. These systems include devices and single-use, proprietary disposable sets that operate only on our specialized equipment. Our systems allow users to collect and process only the blood component(s) they target, plasma, platelets, or red blood cells, increasing donor and patient safety as well as collection efficiencies. Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood banks and commercial plasma centers. Our business services products include consulting, Six Sigma, and LEAN manufacturing offerings that support our customers’ needs for regulatory compliance and operational efficiency in the blood supply chain.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year ends on the Saturday closest to the last day in March. Fiscal years 2009, 2008, and 2007 all included 52 weeks.

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

Revenue Recognition

Our revenue recognition policy is to recognize revenues from product sales, software solutions and services in accordance with SAB No. 104, “Revenue Recognition”, EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition, as amended”. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Software Solutions and Services Revenues

At this time, our software solutions and services business principally provides support to our plasma and blood collection customers. Through our Haemonetics Software Solutions division, we provide information technology platforms and technical support for blood drive management and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing back office functions and distribution at plasma fractionation facilities. Software license revenues are generally billed periodically, monthly or quarterly and recognized for the period for which the service is provided. Our software solutions and services business model includes the provision of services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 28, 2009, Haemonetics’ cash and cash equivalents consisted solely of investments in money market funds invested in United States Government Agency securities. Throughout the year, cash equivalents may include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition.

Allowance for Doubtful Accounts

We establish a specific allowance for customers when it is probable that they will not be able to meet their financial obligation. Customer accounts are reviewed individually on a regular basis and appropriate reserves are established as deemed appropriate. We also maintain a general reserve using a percentage that is established based upon the age of our receivables. We establish percentages for balances not yet due and past due accounts based on past experience.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $73.0 million, $73.3 million and $70.3 million for 2009, 2008 and 2007, respectively. Accounts receivable balances attributable to this customer accounted for 17.5%, 15.9% and 15.8% of our consolidated accounts receivable at fiscal year end 2009, 2008 and 2007. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

Depreciation expense was $30.5 million, $27.2 million and $24.4 million for fiscal years 2009, 2008 and 2007, respectively.

Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. Maintenance and repairs are expensed to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the statements of income. Fully depreciated assets are removed from the accounts when they are no longer in use.

Our installed base of devices includes devices owned by us and devices sold to the customer. The asset on our balance sheet entitled Haemonetics equipment consists of medical devices installed at customer sites but owned by Haemonetics (these devices remain our property). Generally the customer has the right to use it for a period of time as long as they meet the conditions we have established, which among other things, generally include one or more of the following:

•	Purchase and consumption of a certain level of disposable products

•	Payment of monthly rental fees

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Consistent with the impairment tests noted for goodwill and other intangible assets, subject to amortization, we review our property, plant, and equipment assets, subject to depreciation, and their related useful lives at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews we estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results. There were no indicators of impairment in either fiscal year 2009 or 2008. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Change in Depreciable Lives of Property and Equipment

In accordance with our policy, the Company reviews the estimated useful lives of our property, plant and equipment on an ongoing basis. During fiscal year 2007, we increased the estimated useful life of our PCS2 device, used by our commercial plasma customers. Driven by the signing of several long term contracts for the use of this device, the change increased the useful life of these devices from 4 years to 6 years to reflect the estimated periods during which these assets will remain in service.

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

Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead these assets are reviewed for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform our annual impairment test on January 1st (or the first business day immediately following that date). We have three reporting units. The test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for fiscal year 2009 or 2008.

We review our intangible assets, subject to amortization, and their related useful lives at least once a year to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. We conduct more frequent impairment assessments if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. There were no indicators of impairment in either fiscal year 2009 or 2008.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company has capitalized $3.3 million in other software development costs during fiscal year 2009 for other ongoing initiatives. We will begin to amortize these costs when the products are released for sale.

Other Accrued Liabilities

Other accrued liabilities represent costs incurred within the current year and payable within the next twelve months. Other accrued liabilities were $37.9 million and $46.5 million as of March 28, 2009 and March 29, 2008, respectively.

The significant items included in the fiscal year end balances were:

	March 28,	March 29,
	2009	2008
	(In thousands)

VAT Liabilities	$6,696	$10,377
Forward Contract Loss	2,914	9,690
Deferred Revenue	10,833	7,645
All Other	17,452	18,806

Total	$37,895	$46,518

Research, Development and Engineering Expenses

All research, development and engineering costs are expensed as incurred. Research, development and engineering expense was $23.9 million for fiscal year 2009, $24.3 million for fiscal year 2008, and $23.9 million for fiscal year 2007,exclusive of the Arryx In-process Research and Development costs (see Note 3 — Acquisitions).

Accounting for Shipping and Handling Costs

Shipping and handling costs are included in costs of goods sold with the exception of $14.9 million for fiscal year 2009, $9.8 million for fiscal year 2008, and $7.0 million for fiscal year 2007 that are included in selling, general and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an Interpretation of FASB Statement 109, (FIN 48) effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. Under FIN 48 the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with Statement No. 133, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For those derivative instruments that qualify as hedging instruments

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues in our consolidated statements of income when the underlying hedged transaction affects earnings. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $2.3 million and $0.6 million in fiscal year 2009 and fiscal year 2008, respectively.

Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives are intended to offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Statement No. 133.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options. The following assumptions, which involve the use of judgment by management, are used in the computation of the grant-date fair value of our stock options:

Expected Volatility — We have principally used our historical volatility as a basis to estimate expected volatility in our valuation of stock options.

Expected Term — We estimate the expected term of our options using historical exercise and forfeiture data. We believe that this historical data is currently the best estimate of the expected term of our new option grants.

Additionally, after determining the fair value of our stock options, we use judgment in establishing an estimated forfeiture rate, to determine the amount of stock based compensation to record each period:

Estimated Forfeiture Rate — We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of March 28, 2009, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our purchased research and development represents the value of an in-process project that has not yet reached technological feasibility and had no alternative future use as of the date of acquisition. We expensed the value attributable to the in-process project at the time of the acquisition. If the project is not successful or completed in a timely manner, we may not realize the financial benefits expected from this project or for the acquisition as a whole.

We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process project we acquired in fiscal year 2007, we used a 26% risk-adjusted discount rate to discount our projected cash flows. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the project.

Recent Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. These statements became effective during fiscal year 2009 and did not have an impact on our financial position and results of operation as we have not issued or purchased credit derivatives.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. With the

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement became effective during fiscal year 2009 and did not have an impact on our financial position and results of operations.

In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133”. FASB No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for any reporting period (annual or quarterly interim) beginning on or after November 15, 2008. This statement became effective during fiscal year 2009 — see Note 7 for the related disclosure.

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

In December 2007, the FASB issued FASB No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No. 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating the potential impact of FASB No. 160 on our financial position and results of operations. This statement is effective for our fiscal year 2010.

3.	ACQUISITIONS

Haemoscope Corporation Acquisition

On November 20, 2007 the Company acquired Haemoscope Corporation’s TEG® Thrombelastograph® Hemostasis Analyzer business for approximately $45.6 million in cash. Haemoscope Corporation is a provider of whole blood hemostasis monitoring systems. The TEG system can assess a patient’s hemostasis and therefore required blood management as well as potential thrombotic complications, which facilitates individualized therapy. The results of Haemoscope’s operations have been included in our consolidated financial statements for periods after the acquisition date.

Purchase Price

The Company has accounted for the acquisition of Haemoscope Corporation as the purchase of a business under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, the assets

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price allocation, including the valuation of intangible assets, is as follows:

(In thousands)

Consideration for Haemoscope Corporation
Cash portion of consideration	$45,080
Other acquisition-related costs:
Acquisition-related costs	511

Total acquisition related costs	$45,591

Purchase Price Allocation

The following chart summarizes the purchase price allocation:

(In thousands)

Intangible assets subject to amortization	$26,060
Goodwill	17,530
Other assets	2,876
Current liabilities	(875)

Total	$45,591

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

			Risk-Adjusted
		Weighted Average	Discount Rate Used
	Amount	Amortization	in Purchase Price
	Assigned	Period	Allocation
	(In thousands)

Amortizable intangible assets
Technology -developed	$9,500	12.0 years	23.0%
Customer relationships	$15,960	11.0 years	23.0%
Trade names	$600	12.0 years	23.0%

Goodwill	$17,530

The Company believes that the estimated intangible assets represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach to determine the fair value of the amortizable intangible assets.

Various factors contributed to the establishment of goodwill, including: the value of Haemoscope Corporation’s highly trained work force as of the acquisition date, the expected business plans and associated revenue from future products. The goodwill acquired is deductible for tax purposes.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The developed technology acquired represents the value associated with currently marketed product, the TEG system. This system includes a patented device, application software and assays. The system is used by hospitals and laboratories to predict a patient’s risk of bleeding. We also acquired the customer relationships that Haemoscope developed. Haemoscope conducted the majority of its business on the basis of purchase orders and repeat purchases of consumables. These customer relationships are predicated on the technology that the customer has invested in, both through the initial purchase of the TEG device, but also the investment in the training and staff development associated with using a technology like TEG. The Company used the income approach to estimate the fair value of the developed technology and customer relationships as of the acquisition date. The Company determined that the estimated useful life of the intangible assets ranges from 11-12 years and are amortized over period of the estimated economic benefit.

On December 4, 2008, the FDA sent Haemonetics a Warning Letter relating to deficiencies in the Haemoscope operation’s compliance to cGMP requirements. Haemonetics continues to manufacture and distribute TEG systems, including the device, application software and assays. Haemonetics is working diligently to address FDA’s concerns.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price is as follows:

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

			Risk-Adjusted
		Weighted	Discount Rate
		Average	Used in
	Amount	Amortization	Purchase Price
	Assigned	Period	Allocation
	(In thousands)

Amortizable intangible assets
Technology — developed	$4,134	12.0 years	26%
Patents	3,293	10.0 years	25%

	$7,427	11.1 years
Goodwill	$10,743
In-process research and development	$9,073		29%

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IDM Acquisition

On January 30, 2007 Haemonetics Corporation acquired the assets of Information Data Management, Inc. (“IDM”), a leading developer of software for blood collection agencies for approximately $9 million in cash. IDM’s software applications for blood collection, blood laboratory operations, and services complement Haemonetics’ 5D suite of software products and services. The purchase price was principally allocated to intangible assets including customer contractual relationships, completed technology and goodwill. The results of IDM have been included in our consolidated financial statements for periods after the acquisition date.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

		Weighted
		Average
	Amount	Amortization
	Assigned	Period
	(In thousands)

Amortizable intangible assets
Technology — developed	$1,400	7.0 years
Customer relationships	3,900	11.0 years

	$5,300	9.2 years
Goodwill	$4,559

The Company believes that the estimated intangible assets represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach to determine the fair value of the amortizable intangible assets and purchased research and development.

Various factors contributed to the establishment of goodwill, including: the value of IDM’s highly trained work force as of the acquisition date, the expected business plans and opportunities to introduce future products to its customer base.

Blood collection centers have found that information technology can maximize staff productivity, assist with regulatory compliance, optimize donor resource management and provide management tools to continually improve operations. IDM marketed software products which meet the unique needs of blood collectors and which aid customers in blood drive management, blood component manufacturing, distribution, and laboratory testing.

Infonalé, Inc. Acquisition

On July 9, 2007, the Company acquired the assets of Infonalé, Inc. (“Infonalé”) for approximately $1.3 million in cash plus contingent consideration based upon future operating performance. Infonalé is a leading developer of IT software and consulting services for optimizing hospital blood use and management. The purchase price was principally allocated to intangible assets including other technology and goodwill. The results of the Infonalé operations are included in our consolidated results for periods after the acquisition date.

Medicell Ltd. Acquisition

On April 4, 2008, the Company acquired Medicell Ltd. (“Medicell”) for approximately $2.5 million in cash plus contingent consideration based upon future operating performance. Medicell has been the exclusive distributor in the United Kingdom for the Haemoscope product line since 1998. The purchase price was principally allocated to intangible assets including goodwill. The results of the Medicell operations are included in our consolidated results

Altivation Software Acquisition

On March 27, 2009, the Company acquired Altivation Software (“Altivation”) for approximately $3.5 million in cash plus contingent consideration based upon future operating performance. Altivation is a provider of blood drive and resource management software for the blood banking industry. The purchase price was principally allocated to intangible assets including goodwill. The purchase price allocation will be finalized no later than one year from the acquisition date. The results of the Altivation operations will be included in our consolidated results for periods after the acquisition date.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposable products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	March 28,	March 29,
	2009	2008
	(In thousands)

Warranty accrual as of the beginning of the period	$929	$734
Warranty provision	2,155	2,416
Warranty spending	(1,249)	(2,221)

Warranty accrual as of the end of the period	$1,835	$929

5.	INVENTORIES, NET

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

Inventories consist of the following:

	March 28,	March 29,
	2009	2008
	(In thousands)

Raw materials	$23,778	$16,107
Work-in-process	8,732	14,430
Finished goods	44,012	34,851

	$76,522	$65,388

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal year 2009, 2008 and 2007 are as follows:

(In thousands)

Carrying amount as of March 31, 2007	$34,958
Arryx, Inc.(a)	16
IDM, Inc.(b)	81
Haemoscope(c)	17,530
Effect of change in rates used for translation	1,637

Carrying amount as of March 29, 2008	$54,222
Medicell Ltd.(d)	1,238
Altivation Software Inc.(e)	1,690
Effect of change in rates used for translation	(724)

Carrying amount as of March 28, 2009	$56,426

(a)	See Note 3 Acquisition for a full description of the acquisition of Arryx, Inc. which occurred on July 18, 2006.

(b)	See Note 3 Acquisition for a full description of the acquisition of Information Data Management, Inc. (“IDM”), which occurred on January 30, 2007.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	See Note 3, Acquisitions for a full description of the acquisition of Haemoscope Corporation (“Haemoscope”), which occurred on November 20, 2007.

(d)	See Note 3, Acquisitions for a full description of the acquisition of Medicell Ltd. (“Medicell”), which occurred on April 4, 2008.

(e)	See Note 3, Acquisitions for a full description of the acquisition of Altivation Software (“Altivation”), which occurred on March 27, 2009.

Other Intangible Assets

Other intangible assets include the value assigned to license rights and other technology, patents, customer contracts and relationships, software technology, and a trade name. The estimated useful lives for all of these intangible assets are 5 to 20 years.

Aggregate amortization expense for amortized other intangible assets for fiscal year 2009, 2008, and 2007 was $6.0 million, $4.1 million, and $2.8 million, respectively. Future annual amortization expense on other intangible assets is expected to approximate $7.0 million for fiscal year 2010, $6.8 million for fiscal year 2011, $6.4 million for fiscal year 2012, $6.3 million for fiscal year 2013, and $6.9 million for fiscal year 2014.

	Gross Carrying	Accumulated	Weighted Average
	Amount	Amortization	Useful Life
	(In thousands)	(In thousands)	(In years)

As of March 28, 2009
Amortized Intangibles
Patents	$12,008	$4,945	11
Capitalized software	18,994	572	6
Other technology	28,784	11,501	10
Customer contracts and related relationships	29,886	8,240	12
Trade name	1,097	250	7

Total Intangibles	$90,769	$25,508	10

	Gross Carrying	Accumulated	Weighted Average
	Amount	Amortization	Useful Life
	(In thousands)	(In thousands)	(In years)

As of March 29, 2008
Amortized Intangibles
Patents	$11,744	$4,073	11
Capitalized software	14,185	216	5
Other technology	27,761	9,899	10
Customer contracts and related relationships	29,342	5,616	12
Trade name	1,122	17	7

Total Intangibles	$84,154	$19,821	10

7.	DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. Approximately 53% of our sales are generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to lesser extent the Great British Pound Sterling and the Canadian Dollar. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedges

All of our designated currency hedge contracts as of March 28, 2009 and March 29, 2008 were cash flow hedges under Statement No. 133. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $117.1 million as of March 28, 2009 and $97.4 million as of March 29, 2008.

During fiscal year 2009, we recognized net losses of $4.4 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of March 28, 2009 mature within twelve months. As of March 28, 2009, $4.9 million of net gains, net of tax, were recorded in OCI to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $10.1 million as of March 29, 2008. As of March 28, 2009, $4.9 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

Non-designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under Statement No. 133. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had currency derivative instruments not designated as hedges under Statement No. 133 outstanding in the contract amount of $51.6 million as of March 28, 2009 and $77.9 million as of March 29, 2008.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following tables present the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under Statement No. 133 in our consolidated statement of income for fiscal year 2009.

Amount of Loss
Recognized in
Earnings on
		Amount of Loss		Ineffective
	Amount of	Reclassified		Portion and
	Gain	from OCI into		Amount
	Recognized in	Earnings	Location in	Excluded from	Location in
	OCI (Effective	(Effective	Statement of	Effectiveness	Statement of
Cash Flow Hedges	Portion)	Portion)	Income	Testing (*)	Income
(In thousands)

Foreign exchange contracts	$4,858	$(4,364)	Net revenues	$(478)	Other expense

	$4,858	$(4,364)		$(478)

(*)	We exclude the difference between the spot rate and hedge rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of March 28, 2009 or March 29, 2008.

Statement No. 133 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB Statement No. 157, Fair Value Measurements, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 28, 2009, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Statement No. 157, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of March 28, 2009 by type of contract and whether it is a qualifying hedge under Statement No. 133.

	Location in	Balance as of
	Balance Sheet	March 28, 2009
	(In thousands)

Derivative Assets:
Designated Hedging Instruments
Currency Exchange Contracts	Other current assets	$3,936

		$3,936

Derivative Liabilities:
Designated Hedging Instruments
Currency Exchange Contracts	Other accrued liabilities	$2,914

		$2,914

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measurements

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

We will be required to apply the provisions of Statement No. 157 to these nonfinancial assets and nonfinancial liabilities effective fiscal year 2010 and are currently evaluating the impact of the application of Statement No. 157 as it pertains to these items. The application of Statement No. 157 for financial assets and financial liabilities did not have a material impact on our financial position, results of operations or cash flows.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 28, 2009:

	Quoted	Significant
	Market Prices	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Assets
Money market funds	$113,184	$—	$—	$113,184
Forward currency exchange contracts	—	3,936	—	3,936

	$113,184	$3,936	$—	$117,120

Liabilities
Forward currency exchange contracts	$—	$2,914	$—	$2,914

	$—	$2,914	$—	$2,914

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended March 28, 2009.

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

Other Fair Value Disclosures

The fair value of our long-term debt obligations was $6.2 million and $7.1 million at March 28, 2009 and March 29, 2008, respectively. Refer to Note 8 — Notes Payable and Long-Term Debt for a discussion of our debt obligations.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

	March 28,	March 29,
	2009	2008
	(In thousands)

Real estate mortgage	$6,038	$6,676
Haemonetics Japan Co. Ltd.	—	5,687

	6,038	12,363
Less — Current portion	$695	$6,326

	$5,343	$6,037

Real Estate Mortgage Agreement

In December 2000, we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S. with a collective carrying value of approximately $4.4 million and $5.5 million as of March 28, 2009 and March 29, 2008, respectively. There are no financial covenants in the terms and conditions of this agreement.

Senior Notes

On October 15, 2007, the Company made its final payment of $5.7 million on the 7.05% Senior Notes.

Haemonetics Japan Co. Ltd.

As of March 28, 2009, Haemonetics Japan Co. Ltd. had no balance outstanding in unsecured debt.

The weighted average short-term rates for U.S. and non-U.S. borrowings were 1.03%, 2.23% and 2.41%, as of March 28, 2009, March 29, 2008, and March 31, 2007, respectively.

As of March 28, 2009, notes payable and long-term debt, which consists of our real estate mortgage agreement, matures as follows:

(In thousands)

Fiscal Year Ending
2010	$695
2011	755
2012	821
2013	892
2014	970
2015 and thereafter	1,905

$6,038

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Domestic and foreign income before provision for income tax is as follows:

	March 28,	March 29,	March 31,
	2009	2008	2007
	(In thousands)

Domestic	$55,240	$53,365	$58,969
Foreign	29,762	23,937	13,367

Total	$85,002	$77,302	$72,336

The income tax provision contains the following components:

	Year Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(In thousands)

Current
Federal	$16,809	$18,763	$17,440
State	1,768	1,586	1,787
Foreign	5,476	5,855	3,073

Total current	24,053	26,204	22,300

Deferred
Federal	1,779	(1,314)	(6)
State	(1)	(304)	(4)
Foreign	(133)	736	937

Total deferred	1,645	(882)	927

Total tax expense	$25,698	$25,322	$23,227

Included in the federal income tax provisions for fiscal years 2009, 2008 and 2007 are approximately $6.8 million, $1.7 million and $0.3 million, respectively, provided on foreign source income of approximately $19.6 million, $6.0 million and $1.4 million for fiscal year 2009, 2008 and 2007, respectively, for taxes which are payable in the United States.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax affected, significant temporary differences comprising the net deferred tax asset are as follows:

	March 28,	March 29,
	2009	2008
	(In thousands)

Depreciation	$(3,345)	$2,729
Amortization	(8,985)	(6,363)
Inventory	2,012	2,888
Hedging	(907)	3,816
Accruals and reserves	5,126	3,511
Net operating loss carryforward	3,861	5,675
Stock Based Compensation	7,087	3,731
Tax credit carryforward, net	2,580	2,440

Gross Deferred Taxes	7,429	18,427
Less valuation allowance	(378)	(378)

Net deferred tax asset	$7,051	$18,049

As of March 28, 2009, we have approximately $10.4 million in U.S. acquisition related net operating loss carry forwards subject to separate limitations that will expire beginning in 2020. We have $3.6 million in gross federal and state tax credits available to offset future tax.

Approximately $70 million of our foreign subsidiary undistributed earnings are deemed to be permanently reinvested outside the US. Accordingly we have not provided US income taxes on these earnings. Upon repatriation, we provide the appropriate U.S. income taxes on these earnings. In fiscal year 2009 and early fiscal year 2010, we did repatriate dividends from Japan of approximately $20.7 million in anticipation of our Japanese reorganization. No additional US income taxes were due upon repatriation.

The income tax provision from operations differs from tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

	Year Ended
	March 28,		March 29,		March 31,
	2009		2008		2007
	(In thousands)

Tax at federal statutory rate	$29,751	35.0%	$27,044	35.0%	$25,318	35.0%
Domestic Manufacturing
Deduction and Extraterritorial Income Exclusion	(1,396)	(1.6)%	(987)	(1.3)%	(1,410)	(1.9)%
Difference between U.S. and foreign tax	(4,267)	(5.0)%	(1,099)	(1.4)%	392	0.5%
State income taxes net of federal benefit	1,461	1.7%	1,192	1.5%	1,402	1.9%
Tax exempt interest	—	—	(1,432)	(1.9)%	(2,456)	(3.4)%
Tax Audit Settlement	—	—	—	—	(3,967)	(5.5)%
In Process Research and Development	—	—	—	—	3,254	4.5%
Japan Dividend	(795)	(1.0)%	—	—	—	—
Other, net	944	1.1%	604	0.8%	694	1.0%

Income tax provision	$25,698	30.2%	$25,322	32.8%	$23,227	32.1%

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of FIN 48

We adopted the provision of FASB Interpretation No. 48 “accounting for Uncertainty in Income Taxes” — an Interpretation of FASB Statement No. 109, (FIN 48) effective April 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

Upon adoption of FIN 48, we had $6.5 million of gross unrecognized tax benefits, which if recognized would impact the effective tax rate. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. As of March 28, 2009, we have $3.9 million of unrecognized tax benefits, of which $3.2 million will impact the effective tax rate, if recognized.

Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the year ended March 28, 2009 our unrecognized tax benefits were reduced by $2.1 million as a result of the expiration of the statute of limitations in several jurisdictions. This was offset in part by the establishment of reserves of $1.0 million for various matters. Total unrecognized tax benefits on March 28, 2009 were $3.9 million.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ending March 29, 2008 and March 28, 2009.

	March 28,	March 29,
	2009	2008
	(In thousands)

Beginning Balance	$4,965	$6,255
Additions based upon positions related to the current year	293	232
Additions for tax positions of prior years	716	1,465
Closure of statute of limitations	(2,084)	(2,987)

Ending Balance	$3,890	$4,965

As of March 28, 2009, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.8 million in the next twelve months, as a result of the resolution of state positions as well as the closure of various statutes of limitations.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.8 million and $0.8 million is accrued for interest at March 28, 2009 and March 29, 2008, respectively and is not included in the amounts above.

We conduct business globally and, as a result, file consolidated and separate Federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With a few exceptions overseas, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2006.

10.	COMMITMENTS AND CONTINGENCIES

We lease facilities and certain equipment under operating leases expiring at various dates through fiscal year 2016. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate future basic rental commitments under operating leases as of March 28, 2009 are as follows:

(In thousands)

Fiscal Year Ending
2010	$6,855
2011	5,508
2012	4,010
2013	3,248
2014	2,866
Thereafter	3,198

$25,685

Rent expense in fiscal year 2009, 2008 and 2007 was $8.0 million, $8.8 million and $7.7 million, respectively.

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

On January 29, 2007, the Company received $6 million in full satisfaction of its claims against Baxter Healthcare Corporation, Baxter International Inc. and Baxter Healthcare SA (together “Baxter”) related to certain platelet pathogen reduction contracts. In connection with the settlement of these claims, the Technology Development Agreement and Requirements Contract between the Company and Baxter are terminated, and Haemonetics no longer retains any rights to distribute the INTERSOL product (note INTERSOL is a registered trademark of Baxter). Haemonetics recorded the receipt of this settlement in fiscal year 2007.

In December 2005, we filed a lawsuit against Baxter and Fenwal in the Federal District Court of Massachusetts, in Boston, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s Alyx brand automated red cell collection system which competes with Haemonetics’ automated red cell collection systems. In March 2007, Baxter sold the Transfusion Technologies Division (which markets the Alyx product) to private investors, Texas Pacific Group and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal Alyx system infringed Haemonetics’ patent and awarded Haemonetics $15.7 million in damages for past infringement. We subsequently filed motions for an injunction and for additional damages. The court has not ruled on the parties’ post trial motions. Haemonetics has not recorded a gain related to this verdict.

11.	CAPITAL STOCK

Stock Plans

The Company has an incentive compensation plan, (the “2005 Incentive Compensation Plan”). The 2005 Incentive Compensation Plan permits the award of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of two or more independent members of our Board of Directors. The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 4,575,566. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one (1) share for every one (1) share issued. Any shares that are

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to awards other than stock options shall be counted against this limit as 2.1 shares for every one (1) share granted. The exercise price for the nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such option price be less than the fair market value of the common stock at the time of the grant. Options, Restricted Stock Awards and Restricted Stock Units become exercisable, or in the case of restricted stock the resale restrictions are released in a manner determined by the Committee, generally over a four year period for employees and one year from grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. At March 28, 2009, there were 2,090,359 options, 10,956 restricted stock awards and 102,302 restricted stock units outstanding under this plan; leaving 1,968,598 shares available for future grant.

The Company had a long-term incentive stock option plan and a non-qualified stock option plan, (the “2000 Long-term Incentive Plan”) which permitted the issuance of a maximum of 3,500,000 shares of our common stock pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. The plan was terminated in connection with the adoption of the 2005 Incentive Compensation Plan. At March 28, 2009, there were 875,540 options outstanding under this plan and no further options will be granted under this plan.

The Company had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees. At March 28, 2009, there were 88,775 options outstanding related to these plans. No further options will be granted under these plans.

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) under which a maximum of 700,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of our full-time employees are eligible to participate in the Purchase Plan.

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

Stock-based compensation expense of $10.2 million and $9.8 million was recognized under SFAS No. 123(R) for the year ended March 28, 2009 and March 29, 2008, respectively. The related income tax benefit recognized was $2.9 million and $2.8 million for the year ended March 28, 2009 and March 29, 2008, respectively. We recognize stock-based compensation on a straight line basis.

SFAS No. 123(R) requires that cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) be reported as a financing cash flow, rather than as an operating cash flow, as previously required. This excess tax benefit was $7.5 million and $1.6 million for the year ended March 28, 2009 and March 29, 2008, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the three years ended March 28, 2009 is as follows:

		Weighted
		Average
		Exercise Price	Weighted
		per Share	Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Options	Average	Life	Value
	Outstanding	Exercise Price	(Years)	($000’s)

Outstanding at March 29, 2008	3,657,566	$37.05
Granted	428,560	$54.99
Exercised	(949,975)	$26.71
Terminated	(81,477)	$46.15

Outstanding at March 28, 2009	3,054,674	$42.54	4.23	$37,601

Exercisable at March 28, 2009	1,925,733	$37.32	3.66	$33,586

Expected to Vest at March 28, 2009	2,807,133	$41.80	4.16	$36,631

The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $26.6 million, $16.5 million and $11.6 million, respectively.

As of March 28, 2009 and March 29, 2008, there was $11.8 million and $14.2 million, respectively, of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over a weighted average period of 2.2 years and 2.1 years, respectively. The total fair value of shares fully vested during the year ended March 28, 2009 and March 29, 2008 was $30.3 million and $34.2 million, respectively.

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

	March 28,	March 29,	March 31,
	2009	2008	2007

Volatility	29.8%	29.6%	31.2%
Risk-Free Interest Rate	2.7%	4.0%	5.0%
Expected Life of Options	5 yrs.	5 yrs.	5 yrs.

The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was approximately $16.73, $17.19, and $18.93 respectively.

We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of both March 28, 2009 and March 29, 2008, which represents the portion that we expect will be forfeited each year over the vesting period.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	March 28,	March 29,	March 31,
	2009	2008	2007

Volatility	32.8%	21.3%	27.9%
Risk-Free Interest Rate	1.4%	4.6%	5.0%
Expected Life of Options	6 mos.	6 mos.	6 mos.

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was $13.71, $10.81, and $12.00 in fiscal year 2009, 2008, and 2007, respectively.

Restricted Stock Awards

As of March 28, 2009, there was $0.3 million of total unrecognized compensation cost related to non vested stock awards. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares fully vested during the year ended March 28, 2009 was $0.1 million.

A summary of restricted stock awards activity for the year ended March 28, 2009 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Outstanding at March 29, 2008	10,000	$48.09
Granted	3,456	$57.22
Released	(2,500)	$48.09

Outstanding at March 28,2009	10,956	$50.97

Restricted Stock Units

As of March 28, 2009, there was $3.9 million of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares fully vested during the year ended March 28, 2009 was $0.8 million.

A summary of restricted stock units activity for the year ended March 28, 2009 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date

Outstanding at March 29, 2008	58,332	$51.52
Awarded	64,105	$54.59
Released	(15,050)	$51.30
Forfeited	(5,085)	$51.17

Outstanding at March 28, 2009	102,302	$53.48

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EARNINGS PER SHARE (“EPS”)

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

	Year Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(Dollars and shares in thousands
	except per share amounts)

Basic EPS
Net income	$59,304	$51,980	$49,109
Weighted average shares	25,389	25,824	26,746

Basic income per share	$2.34	$2.01	$1.84

Diluted EPS
Net income	$59,304	$51,980	$49,109
Basic weighted average shares	25,389	25,824	26,746
Dilutive effect of stock options	784	922	903

Diluted weighted average shares	26,173	26,746	27,649
Diluted income per share	$2.27	$1.94	$1.78

During 2009, 2008 and 2007 approximately 0.5 million, 1.0 million and 1.6 million potentially dilutive common shares, respectively, were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares.

13.	COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. For us, all other non-owner changes are primarily foreign currency translation; actuarial gains and losses and prior service costs, on our defined benefit plans, that arise during the period and are not recognized as components of net periodic benefit cost of the period; and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

The reconciliation of the components of accumulated other comprehensive loss is as follows:

		Unrealized	Impact of
	Foreign	(Loss) Gain on	Defined Benefit
	Currency	Derivatives,	Plans,
	Translation	Net of Tax	Net of Tax	Total
	(In thousands)

Balance as of March 31, 2007	$969	$(1,078)	$(90)	$(199)

Changes during the year	$11,748	$(7,022)	$276	$5,002

Balance as of March 29, 2008	$12,717	$(8,100)	$186	$4,803

Changes during the year	$(10,045)	$9,222	$(697)	$(1,520)

Balance as of March 28, 2009	$2,672	$1,122	$(511)	$3,283

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive income is as follows:

	Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(In thousands)

Net income	$59,304	$51,980	$49,109

Other comprehensive income:
Foreign currency translation	(10,045)	11,748	6,096
Unrealized gain / (loss) / gain on cash flow hedges, net of tax	4,858	(10,055)	(3,300)
Reclassifications into earnings of cash flow hedge (gains) / losses, net of tax	4,364	3,033	(71)
Impact of defined benefit plans, net of tax	(697)	276	—

Total comprehensive income	$57,784	$56,982	$51,834

14.	RETIREMENT PLANS

Defined Contribution Plans

We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $2.9 million in 2009, $2.4 million in 2008 and $2.2 million in 2007. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal year 2009, 2008 or 2007.

One of our subsidiaries also has a defined contribution plan. Both the employee and the employer make contributions to the plan. The employer contributions to this plan were $1.2 million, $0.9 million and $0.4 million in fiscal year 2009, 2008 and 2007, respectively.

Defined Benefit Plans

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (“FAS 158”), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The Company adopted FAS 158 as of March 31, 2007 and accordingly is required to report changes in its funded status in comprehensive income on its Statement of Stockholders’ Equity. The adoption of FAS 158 did not have a material effect on the Company’s financial position at March 28, 2009 or March 29, 2008.

Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. The measurement date for the plans is March 31, 2009.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	March 28,	March 29,	March 31,
	2009	2008	2007
	(In thousands)

Service cost	$539	$594	$654
Interest cost on benefit obligation	242	217	195
Expected return on plan assets	946	(74)	(179)
Amortization of unrecognized prior service cost	(41)	(35)	(34)
Amortization of unrecognized gain	—	—	19
Amortization of unrecognized initial obligation	26	22	21

Totals	$1,712	$724	$676

The activity under those defined benefit plans are as follows:

	March 28,	March 29,	March 31,
	2009	2008	2007
		(In thousands)

Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(6,932)	$(6,690)	$(6,664)
Service cost	(539)	(594)	(654)
Interest cost	(242)	(217)	(196)
Benefits paid	488	203	948
Actuarial gain/(loss)	389	829	257
Currency translation	115	(463)	(381)

Benefit obligation, end of year	$(6,721)	$(6,932)	$(6,690)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$3,851	$3,669	$3,994
Company contributions	403	373	391
Benefits paid	(460)	(175)	(924)
(Loss)/Gain on plan assets	(946)	(454)	179
Currency translation	249	438	29

Fair value of Plan Assets, end of year	$3,097	$3,851	$3,669

Funded Status	$(3,624)	$(3,141)	$(3,020)
Unrecognized net actuarial (gain) loss	433	(235)	71
Unrecognized initial obligation	(152)	209	207
Unrecognized prior service cost	197	(182)	(196)

Net amount recognized	$(3,146)	$(3,349)	$(2,938)

One of the benefit plans is funded through assets of the Company. Accordingly that plan has no assets included in the information presented above. The assets of the other plan were greater than the accumulated benefit obligation in fiscal years 2009, 2008 and 2007, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized as a component of other accrued liabilities on the balance sheet as of March 28, 2009, under SFAS No. 158 totaled $3.1 million.

The component details of the impact of our defined benefit plans, net of tax, are as follows:

(In thousands)

Balance as of March 29, 2008	$186
Obligation at transition	27
Actuarial loss	(680)
Prior service cost	(44)

Balance as of March 28, 2009	$(511)

The weighted average rates used to determine the net periodic benefit costs were as follows:

	March 28,	March 29,	March 31,
	2009	2008	2007

Discount rate	4.5%	3.7%	3.5%
Rate of increased salary levels	2.3%	2.0%	1.3%
Expected long-term rate of return on assets	1.9%	0.0%	0.0%

We have no other material obligation for post-retirement or post-employment benefits.

The Company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

For the Company’s plan with assets, the asset allocation at the end of March 28, 2009 and March 29, 2008 year end by asset category are presented in the following table:

	March 28,	March 29,
	2009	2008

Plan Assets
Equity Securities	58.6%	59.0%
Debt Securities	41.4%	38.5%
Real Estate	0.0%	0.0%
Other Assets	0.0%	2.5%

Total	100.0%	100.0%

Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at March 28, 2009. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In thousands)

Expected Benefit Payments
Fiscal Year 2010	$353
Fiscal Year 2011	$355
Fiscal Year 2012	$356
Fiscal Year 2013	$357
Fiscal Year 2014	$358
Fiscal Year 2015 - 2019	$2,154

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company contributions for fiscal year 2010 are expected to be consistent with our recent historical experience.

15.	TRANSACTIONS WITH RELATED PARTIES

During fiscal year 2007, we made the fourth and final $1.0 million earn-out payment to 6 Encore Inc. (formerly Fifth Dimension Information Systems, Inc.), in accordance with the Asset Purchase Agreement, dated December 12, 2001, as amended, in which Haemonetics Enterprises, Inc. and Haemonetics Canada Ltd. purchased the assets of Fifth Dimension Information Systems, Inc. The President and principal shareholder of 6 Encore Inc. is Brad Lazaruik, former Haemonetics Vice President, (President, 5D division). The payments were made during fiscal year 2007, 2006, 2005 and 2004 respectively. The final earn-out payment was made to Mr. Lazaruik in February 2007. There are no additional payments to be made to Mr. Lazaruik by Haemonetics Corporation.

16.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

Segment Definition Criteria

We manage our business on the basis of one operating segment: the design, manufacture and marketing of automated blood typing and screening systems. Our chief operating decision-maker uses consolidated results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

Enterprise Wide Disclosures About Product and Services

We have three families of products: (1) those that serve the blood donor, (2) those that serve the patient and (3) our software solutions and services products which are used in connections with our donor and patient products. Under the Donor family of products we have included platelet, red cell and plasma collection systems as well as red cell processing systems. Our Donor systems include devices and single-use related consumables and intravenous solutions. The Patient products include autologous blood salvage systems targeting surgical patients who lose blood before or after surgery as well as a blood loss diagnostic product. Our Patient systems include devices and single-use related consumables. Software Solutions and Services include information technology platforms and business services, like consulting and six sigma training, that assist blood centers and hospitals more effectively manage blood supply and demand.

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

With our automated blood typing and screening systems, blood collectors and hospitals can freeze and thaw red cells so that they can maintain a frozen blood reserve. Blood reserves are often maintained to enable the blood provider to respond adequately to large-scale emergencies where many people require blood transfusions or to treat patients who require transfusions of very rare blood types. Our blood typing and screening systems can also remove plasma from red cells for patients who need specially treated blood. (See “ACP” product referred to in “General History of the Business.”)

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patient

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

Our TEG Thrombelastograph Hemostasis Analyzer helps surgeons assess the hemostasis of the patient intra-operatively and post-operatively. Armed with this knowledge, surgeons can plan a patient’s treatment to support the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, shorter ICU and hospital stays, and fewer needs for exploratory surgery.

Software Solutions and Services

Our Haemonetics Software Solutions division (“HSS”) offers a range of software products that enable blood banks and plasma collection centers to automate their operations and comply with regulatory requirements. Its principal products include eQuetm Automated Interview and Assessment, a donor registration and assessment tool to assist blood banks and plasma centers in determining a person’s eligibility to donate blood; LOGICtm and DMStm software for managing inventories of collected blood product inventories; and Symphonytm software which automates blood bank operations. In March 2009, we acquired Altivation Software and its primary product, Hemasphere. Hemasphere is a software system focused on mobile blood drive management. About 70% of blood in the U.S. is collected on mobile blood drives.

Revenues from External Customers:

	Year Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(In thousands)

Disposables Revenues by Product Family
Donor:
Plasma	$202,176	$155,219	$126,971
Blood Bank	143,420	136,148	126,216
Red Cell	49,508	46,377	43,406

	395,104	337,744	296,593
Patient:
Surgical &Diagnostic	87,578	72,085	66,552
OrthoPAT	35,419	34,301	30,515

	122,997	106,386	97,067
Disposables Revenue	518,101	444,130	393,660
Equipment	35,515	32,812	22,229
Software Solutions and Services	44,263	39,498	33,718

Total revenues from external customers	$597,879	$516,440	$449,607

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enterprise Wide Disclosures about Product and Services
Year ended

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated
	(In thousands)

March 28, 2009
Sales	$279,029	$—	$279,029	$97,215	$45,460	$142,675	$176,175	$597,879
Total Assets	$461,226	$6,756	$467,982	$47,723	$18,557	$66,280	$115,431	$649,693
Long-Lived Assets	$220,531	$5,607	$226,138	$11,121	$3,912	$15,033	$18,323	$259,494

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated

March 29, 2008
Sales	$232,812	$53	$232,865	$88,759	$39,323	$128,082	$155,493	$516,440
Total Assets	$342,006	$6,559	$348,565	$51,016	$24,513	$75,529	$184,856	$608,950
Long-Lived Assets	$192,203	$5,743	$197,946	$11,355	$3,119	$14,474	$22,619	$235,039

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated

March 31, 2007
Sales	$211,044	$146	$211,190	$88,206	$16,444	$104,650	$133,767	$449,607
Total Assets	$420,333	$4,755	$425,088	$39,757	$10,003	$49,760	$97,887	$572,735
Long-Lived Assets	$123,484	$4,278	$127,762	$9,840	$1,938	$11,778	$20,050	$159,590

17.	REORGANIZATION

During the last three years, the Company has transformed aspects of its international, and more recently, its U.S. domestic Technical Operations organization.

During fiscal year 2008 and 2007, the Company embarked on a business transformation with the primary focus on our international businesses. The goal of the transformation was to position these businesses to complement the growth of our U.S. business.

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

Over the course of fiscal year 2009, we finalized and implemented the Technical Operations organization transformation plan. In accordance with the Company’s revised guidance, we incurred restructuring and other transformation costs of $7.0 million.

We expect this transformation will align our resources with our vision of being the global leader in blood management solutions.

We have finalized the consolidation of our customer support functions in Europe into our European Headquarters in Signy, Switzerland. The consolidated center in Signy now includes finance, legal, human resources, customer and sales support, and logistics, supply chain management and procurement. The majority of the consolidation of these functions occurred during fiscal year 2008.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended March 28, 2009 and March 29, 2008, we recorded pre-tax restructuring costs of $6.1 million and $4.5 million, respectively, as selling, general, and administrative costs. Additionally, we incurred other transformation costs relating to the hiring of personnel in our new shared services center in Signy, Switzerland of $0.9 million and $1.8 million for the years ended March 28, 2009 and March 29, 2008, respectively. The other transformation costs related to the hiring of personnel are not included in the table below.

Included in fiscal year 2008 restructuring costs were costs associated with exiting our OEM solutions business in South Carolina. We cancelled a contract to produce solutions for a pharmaceutical company and wrote down the associated assets. These costs totaled approximately $0.6 million.

The following summarizes the restructuring activity for fiscal years 2009, 2008 and 2007, respectively:

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	March 29, 2008	Incurred	Payments	Write Down	March 28, 2009
	(In thousands)

Employee-related costs	$521	$6,076	$3,868	$—	$2,729
Facility related costs	42	72	72	—	42
Other transformation costs	78	—	—	—	78

	$641	$6,148	$3,940	$—	$2,849

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	March 31, 2007	Incurred	Payments	Write Down	March 29, 2008
	(In thousands)

Employee-related costs	$—	$2,800	$2,279	$—	$521
Facility related costs	—	1,073	727	304	42
Other transformation costs	—	663	188	397	78

	$—	$4,536	$3,194	$701	$641

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	April 1, 2006	Incurred	Payments	Write Down	March 31, 2007
	(In thousands)

Employee-related costs	$—	$2,640	$2,640	$—	$—
Facility related costs	—	878	572	306	—

	$—	$3,518	$3,212	$306	$—

18.	CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

The Company is implementing an Enterprise Resource Planning (ERP) system. In fiscal year 2007, we began our plan to implement the system in three phases over three years.

The cost of software that is developed for internal use is accounted for pursuant to AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $6.8 million and $7.5 million in costs incurred for acquisition of the software license and related software development costs for new internal software development that was in the application stage during fiscal year 2009 and 2008,

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $19.7 million in third party development costs and internal personnel. The Company incurred depreciation expense of $1.7 million, $1.4 million, and zero during fiscal year 2009, 2008, and 2007, respectively relating to the above capitalized costs.

In connection with the development of our next generation Donor apheresis platform, the Company capitalized $0.9 million and $5.1 million software development costs in fiscal year 2009 and fiscal year 2008, respectively, in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed”. Since the start of the project, a total of $12.0 million in total software development costs has been capitalized in connection with the next generation Donor apheresis platform. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. Work on the Donor apheresis platform has been temporarily suspended while the Company focuses on completing another project, which is expected to be completed by early to mid fiscal year 2010. Work on the Donor apheresis platform is expected to resume during fiscal year 2010. We will begin to amortize these costs when the device is released for sale.

Additionally, the Company has capitalized $3.3 million in other software development costs during fiscal year 2009 for other ongoing initiatives. We will begin to amortize these costs when the products are released for sale.

In connection with these development activities we capitalized interest of $0.7 million in fiscal year 2009 and $0.5 million in fiscal year 2008, respectively.

19.	SUMMARY OF QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended March 28, 2009:
Net revenues	$144,116	$145,919	$155,447	$152,397
Gross profit	$73,038	$74,689	$78,296	$82,147
Operating income	$19,334	$23,609	$24,491	$18,133
Net income	$14,292	$14,807	$16,216	$13,989
Share data:
Net Income:
Basic	$0.56	$0.59	$0.64	$0.55
Diluted	$0.54	$0.57	$0.62	$0.53
Fiscal year ended March 29, 2008:
Net revenues	$121,936	$121,179	$134,587	$138,739
Gross profit	$61,494	$59,889	$66,201	$70,141
Operating income	$15,779	$14,616	$19,583	$20,309
Net income	$12,677	$11,167	$14,343	$13,793
Share data:
Net Income:
Basic	$0.48	$0.44	$0.56	$0.54
Diluted	$0.46	$0.42	$0.54	$0.52

20.	SUBSEQUENT EVENTS (UNAUDITED)

On April 20, 2009, the Company acquired the stock of L’Attitude Medical Systems Inc. (also known as “Neoteric”) for approximately $6.5 million in cash plus contingent consideration based upon future operating performance

As discussed in our Earning Release on May 4, 2009, the Company announced that its Board of Directors approved a $40 million share repurchase.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 28, 2009 and March 29, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at March 28, 2009 and March 29, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
May 20, 2009

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 28, 2009. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of March 28, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation

We have audited Haemonetics Corporation’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haemonetics Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Haemonetics Corporation maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 28, 2009 and March 29, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 28, 2009 of Haemonetics Corporation and our report dated May 20, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
May 20, 2009

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

1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 30, 2009.

2. The information concerning our Executive Officers is set forth at the end of Part I hereof.

3. The balance of the information required by this item including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held July 30, 2009. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://www.haemonetics.com/site/content/investor/investor.asp and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.

We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethics that applies to our chief executive officer, chief financial officer or senior financial officers and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on our website.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 30, 2009. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held July 30, 2009.

Stock Plans

The following table below sets forth information as of March 28, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Available for Future
	Number of Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Columns (a)*

Equity Compensation Plans approved by security holders	3,293,930	$43.34	2,566,470
Equity compensation plans not approved by security holders

Total	3,293,930	$43.34	2,566,470

*	Includes 640,737 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 30, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

A)	Financial Statements are included in Part II of this report

All other schedules have been omitted because they are not applicable or not required.

B)  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 93, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Brian Concannon
Brian Concannon,
President and Chief Executive Officer

Date: May 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Concannon Brian Concannon	President and Chief Executive Officer, (Principal Executive Officer)	May 22, 2009

/s/ Christopher Lindop Christopher Lindop	Chief Financial Officer and Vice President Business Development, (Principal Financial Officer)	May 22, 2009

/s/ Susan Hanlon Susan Hanlon	Vice President Finance, (Principal Accounting Officer)	May 22, 2009

/s/ Brad Nutter Brad Nutter	Executive Chairman of the Board	May 22,2009

/s/ Lawrence Best Lawrence Best	Director	May 22, 2009

/s/ Susan Bartlett Foote Susan Bartlett Foote	Director	May 22, 2009

/s/ Ronald Gelbman Ronald Gelbman	Director	May 22, 2009

/s/ Pedro Granadillo Pedro Granadillo	Director	May 22, 2009

/s/ Mark Kroll, PH. D. Mark Kroll	Director	May 22, 2009

/s/ Ronald Merriman Ronald Merriman	Director	May 22, 2009

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number and Description of Exhibit

1. Articles of Organization
3A*	Articles of Organization of the Company effective August 29, 1985, as amended December 12, 1985 and May 21, 1987 (filed as Exhibit 3A to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
3B*	Form of Restated Articles of Organization of the Company (filed as Exhibit 3B to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
3C*	Articles of Amendment to the Articles of Organization of the Company filed May 8, 1991 with the Secretary of the Commonwealth of Massachusetts (filed as Exhibit 3E to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
3D*	Articles of Amendment to the Articles of Organization of the Company filed August 21, 2006 with the Secretary of the Commonwealth of Massachusetts
3E*	By-Laws of the Company, as amended January 23, 2008 (filed as Exhibit 99.1 to the Company’s Form 8-K No. 1-14041 dated January 23, 2008 and incorporated herein by reference).
2. Instruments defining the rights of security holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
3. Material Contracts
10A*	Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
10B*	First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
10C*	Second Amendment to lease dated July 17, 1990 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania.(filed as Exhibit 10AG to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10D*	Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10E*	Amendment No. 1 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the child care facility (filed as Exhibit 10N to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10F*	Amendment No. 2 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company (filed as Exhibit 10S to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10G*	Amendment No. 3 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company, dated April 1, 1997 (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).
10H*	Amendment No. 4 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership, as assigned to Trinet Essential Facilities XXIX, Inc., effective June 18, 1998, and the Company, dated February 25, 2002. (filed as Exhibit 10AB to the Company’s Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).
10I*	Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).
10J	1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10K	1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).

10L	Haemonetics Corporation 2000 Long-term Incentive Plan (filed as Exhibit 10A to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).
10M	Form of Option Agreements for Non-Qualified stock options for the 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AI to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10N*	Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees. (filed as Exhibit 10AJ to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10O*	Form of Option Agreements for Non-Qualified stock options for the 2000 Long- Term Incentive Plan for Non-Employee Directors. (filed as Exhibit 10AK to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10P*	2005 Long Term Incentive Compensation Plan (filed as Item 2 in the Company’s 2005 Definitive Proxy Statement)
10Q*	Amendment to the 2005 Long Term Incentive Compensation Plan (filed as Item 2 in the Company’s 2008 Definitive Proxy Statement)
10R*	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Form 10-Q No 1-10730 for the quarter ended October 1, 2005).
10S*	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term Incentive Compensation Plan for Employees (filed as Exhibit 10.2 to the Company’s Form 10-Q No 1-10730 for the quarter ended October 1, 2005).
10T*	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Form 10-Q No 1-10730 for the quarter ended October 1, 2005).
10U*	Form of Restricted Stock Agreement with Employees under 2005 Long Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q, Registration No. 1-14041 for quarter ended September 29, 2007.)
10V*	Form of Change in Control Agreement dated January 19, 2006 between the Company and members of the Company’s Operating Committee. (filed as Exhibit 10AQ to the Company’s Form 10-K No 1-10730 for the year ended April 1, 2006 and incorporated herein by reference).
10W*	Change in Control Agreement entered into between the Company and Christopher Lindop on and January 2, 2007 (filed as Exhibit 10AR to the Company’s Form 10-K No 1-10730 for the year ended March 31, 2007 and incorporated herein by reference).
10X*	2007 Employee Stock Purchase Plan (filed as Exhibit 10AS to the Company’s Form 10-K No 1-14041 for the year ended March 29, 2008 and incorporated herein by reference).
21	Subsidiaries of the Company
23.1	Consent of the Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company
32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company

*	Incorporated by reference

(All other exhibits are inapplicable.)

SCHEDULE II

HAEMONETICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Write-Offs	Balance at End
	Period	Expenses	(Net of Recoveries)	of Period
	(In thousands)

For Year Ended March 28, 2009
Allowance for Doubtful Accounts	$2,365	$838	$(891)	$2,312
For Year Ended March 29, 2008
Allowance for Doubtful Accounts	$1,440	$1,295	$(370)	$2,365
For Year Ended March 31, 2007
Allowance for Doubtful Accounts	$1,086	$567	$(213)	$1,440