Form 10-Q
period 2009-06-27
HAEMONETICS CORP
filed 2009-08-05
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: June 27, 2009
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
Yes ☐     No ☑
The number of shares of $.01 par value common stock outstanding as of June 27, 2009:
25,688,383

HAEMONETICS CORPORATION
INDEX

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	Three months ended
	June 27,	June 28,
	2009	2008

Net revenues	$154,087	$144,116
Cost of goods sold	71,144	71,079

Gross profit	82,943	73,037

Operating expenses:

Research, development and engineering	6,777	5,844
Selling, general and administrative	49,839	47,859

Total operating expenses	56,616	53,703

Operating income	26,327	19,334
Interest expense	(214)	(24)
Interest income	157	654
Other (expense)/income, net	(335)	375

Income before provision for income taxes	25,935	20,339
Provision for income taxes	7,862	5,998

Net income	$18,073	$14,341

Basic income per common share
Net income	$0.70	$0.56

Income per common share assuming dilution
Net income	$0.69	$0.54

Weighted average shares outstanding
Basic	25,658	25,607
Diluted	26,201	26,517
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 27, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,822	$156,721
Accounts receivable, less allowance of $3,033 at June 27, 2009 and $2,312 at March 28, 2009	114,161	113,598
Inventories, net	76,097	76,522
Deferred tax asset, net	8,473	7,190
Prepaid expenses and other current assets	23,601	28,362

Total current assets	396,154	382,393
Property, plant and equipment:
Land, building and building improvements	43,611	42,540
Plant equipment and machinery	113,373	108,572
Office equipment and information technology	61,744	52,461
Haemonetics equipment	201,924	194,290

Total property, plant and equipment	420,652	397,863
Less: accumulated depreciation	(270,265)	(260,056)

Net property, plant and equipment	150,387	137,807
Other assets:
Other intangibles, less amortization of $27,349 at June 27, 2009 and $25,508 at March 28, 2009	72,008	65,261
Goodwill	64,730	56,426
Deferred tax asset, long term	3,765	3,007
Other long-term assets	4,898	4,799

Total other assets	145,402	129,493

Total assets	$691,943	$649,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17,200	$695
Accounts payable	23,448	20,652
Accrued payroll and related costs	21,369	30,771
Accrued income taxes	1,788	2,833
Other liabilities	40,247	37,912

Total current liabilities	104,052	92,863

Long-term debt, net of current maturities	5,160	5,343
Long-term deferred tax liability	5,871	3,129
Other long-term liabilities	13,007	8,474

Commitments and contingencies (Note 13)
Stockholders’ equity:

Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding— 25,688,383 shares at June 27, 2009 and 25,622,449 shares at March 28, 2009	257	256
Additional paid-in capital	232,221	226,829
Retained earnings	327,589	309,516
Accumulated other comprehensive income	3,786	3,283

Total Stockholders’ equity	563,853	539,884

Total liabilities and stockholders’ equity	$691,943	$649,693

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income / (Loss)	Equity	Income

Balance, March 28, 2009	25,622	$256	$226,829	$309,516	$3,283	$539,884

Employee stock purchase plan	33	1	1,456	—	—	1,457
Exercise of stock options and related tax benefit	33	—	1,157	—	—	1,157
Stock Compensation expense	—	—	2,779	—	—	2,779
Net income	—	—	—	18,073	—	18,073	18,073
Foreign currency translation adjustment	—	—	—	—	2,631	2,631	2,631
Unrealized loss on hedges					(1,008)	(1,008)	(1,008)
Reclassification of hedge gain to earnings	—	—	—	—	(1,120)	(1,120)	(1,120)

Comprehensive income	—	—	—	—	—	—	18,576

Balance, June 27, 2009	25,688	$257	$232,221	$327,589	$3,786	$563,853

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 27,	June 28,
	2009	2008
Cash Flows from Operating Activities:
Net income	$18,073	$14,341
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	10,058	7,986
Stock compensation expense	2,779	2,367
Loss on sales of plant, property and equipment	99	1,352
Unrealized (gain)/loss from hedging activities	(1,519)	1,985
Accretion of interest expense on contingent consideration	200	—

Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	1,222	(10,448)
Decrease/(increase) in inventories	625	(4,865)
Decrease/(increase) in prepaid income taxes	6,737	(639)
Decrease/(increase) in other assets and other long-term liabilities	(3,633)	(5,658)
Tax benefit of exercise of stock options	173	604
(Decrease)/increase in accounts payable and accrued expenses	(9,108)	6,817

Net cash provided by operating activities	25,706	13,842

Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(21,204)	(12,395)
Proceeds from sale of property, plant and equipment	201	2,476
Acquisition of Neoteric	(6,613)	—
Acquisition of Medicell	(307)	(2,362)

Net cash used in investing activities	(27,923)	(12,281)

Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(183)	(155)
Net increase in short-term revolving credit agreements	16,505	3,178
Employee stock purchase plan	1,457	1,396
Exercise of stock options	909	4,779
Excess tax benefit on exercise of stock options	156	1,282
Stock repurchase	—	(24,945)

Net cash provided by/(used in) financing activities	18,844	(14,465)
Effect of exchange rates on cash and cash equivalents	474	(362)

Net Increase/(Decrease) in Cash and Cash Equivalents	17,101	(13,266)
Cash and Cash Equivalents at Beginning of Year	156,721	133,553

Cash and Cash Equivalents at End of Period	$173,822	$120,287

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$2,024	$993

Supplemental Disclosures of Cash Flow Information:
Interest paid	$130	$139

Income taxes paid	$2,980	$3,923

The accompanying notes are an integral part of these consolidated financial statements

1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the three months ended June 27, 2009. Operating results for the three month period ended June 27, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2010, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 28, 2009.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2010 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal year 2009 included 52 weeks with all four quarters having 13 weeks.
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

Software SolutionsRevenues
At this time, our software solutions business principally provides support to our plasma and blood collection customers. Through our Haemonetics Software Solutions unit, we provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories, and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. Software license revenues are generally billed periodically, monthly or quarterly and recognized for the period for which the service is provided. Our software solutions business model includes the provision of services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.
Subsequent Events
The company has evaluated subsequent events through August 5, 2009 (the date the unaudited financial statements were issued) and has determined that there were no recognized and no non-recognized events to be disclosed.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. This statement became effective for our fiscal year 2010 and its impact is reflected in our financial position and results of operations for the three months ended June 27, 2009.
In December 2007, the FASB issued FASB No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No. 160 is effective for annual periods beginning on or after December 15, 2008. This statement became effective during fiscal year 2010 and did not have an impact on our financial position and results of operations. The company’s recent acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”) was accounted for under SFAS 141(R)—see Note 9.
3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations, as required by SFAS Statement No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	June 27, 2009	June 28, 2008
	(in thousands, except per share amounts)
Basic EPS
Net income	$18,073	$14,341

Weighted average shares	25,658	25,607

Basic income per share	$0.70	$0.56

Diluted EPS
Net income	$18,073	$14,341

Basic weighted average shares	25,658	25,607
Net effect of common stock equivalents	543	910

Diluted weighted average shares	26,201	26,517

Diluted income per share	$0.69	$0.54

Weighted average shares outstanding, assuming dilution, excludes the impact of 1.3 million stock options for the first quarter of fiscal year 2010 and 0.4 million stock options for the first quarter of fiscal year 2009 because these securities were anti-dilutive during the noted periods.
4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $2.8 and $2.4 million was recognized for the three months ended June 27, 2009 and June 28, 2008. The related income tax benefit recognized was $0.8 and $0.7 million for the three months ended June 27, 2009 and June 28, 2008. We recognize stock-based compensation on a straight line basis.
For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 28, 2009. Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors. All options, restricted stock awards and restricted stock units granted to employees in the three months ended June 27, 2009 vest over a four year period of time and the options expire not more than 7 years from the date of grant.
Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized (in our reported or proforma results) are reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $0.2 million and $1.3 million for the three months ended June 27, 2009 and June 28, 2008, respectively.
A summary of information related to stock options is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Shares Options	Average Exercise	Remaining	Value
	Outstanding	Price	Life (Years)	($000’s)
Outstanding at March 28, 2009	3,054,724	$42.54	4.23	$37,601

Granted	32,845	$55.37
Exercised	(32,462)	$28.00
Forfeited	(6,716)	$49.75

Outstanding at June 27, 2009	3,048,391	$42.82	4.03	$43,917

Exercisable at June 27, 2009	2,033,800	$38.53	3.45	$37,963

Expected to Vest at June 27, 2009	2,826,640	$42.18	3.95	$42,512

The total intrinsic value of options exercised during the three month periods ended June 27, 2009 and June 28, 2008, was $0.9 million and $5.6 million, respectively.
As of June 27, 2009 and June 28, 2008, there was $10.1 million and $12.2 million, respectively, of total unrecognized compensation cost related to non vested stock options. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares fully vested during the three months ended June 27, 2009 was $8.0 million and during the three months ended June 28, 2008 was $14.1 million.
The weighted average fair value for our options granted in the first three months of 2009 and 2008 was $15.94 and $17.32, respectively. The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended
	June 27, 2009	June 28, 2008
Stock Options Black-Scholes assumptions (weighted average):
Volatility	31.85%	28.94%
Expected life (years)	4.9	4.9
Risk-free interest rate	1.79%	2.97%
Dividend yield	0.00%	0.00%
As of June 27, 2009 and June 28, 2008, there was $0.2 and $0.4 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of restricted stock awards vested was $0.1 million for both the three months ended June 27, 2009 and June 28, 2008.
A summary of information related to restricted stock awards is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested at March 28, 2009	10,956	$50.97

Granted	—	—
Released	(2,500)	$48.09

Nonvested at June 27, 2009	8,456	$51.82

As of June 27, 2009 and June 28, 2008, there was $3.6 and $2.0 million, respectively, of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares fully vested was $0.0 million for both the three months ended June 27, 2009 and June 28, 2008.
A summary of information related to restricted stock units is as follows:

		Weighted Average
		Market Value at
	Shares	Grant Date
Nonvested at March 28, 2009	102,302	$53.48

Granted	2,501	$54.09
Vested	(289)	$52.69
Forfeited	(598)	$52.66

Nonvested at June 27, 2009	103,916	$53.50

As of June 27, 2009, there was $0.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares. That cost is expected to be recognized over the remainder of fiscal year 2009.
During the three months ended June 27, 2009 and June 28, 2008, there were 33,183 and 31,474 shares purchased under the ESPP, respectively. They were purchased at $43.89 and $44.35 per share under the ESPP.
5. ACCOUNTING FOR SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of goods sold with the exception of $2.9 million and $3.1 million for the three month periods ended June 27, 2009 and June 28, 2008, respectively, that are included in selling, general, and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
6. PRODUCT WARRANTIES

We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	June 27, 2009	June 28, 2008
	(in thousands)

Warranty accrual as of the beginning of the period	$1,835	$929
Warranty Provision	391	535
Warranty Spending	(351)	(504)

Warranty accrual as of the end of the period	$1,875	$960

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
Inventories consist of the following:

	June 27, 2009	March 28, 2009
	(in thousands)
Raw materials	$25,367	$23,778
Work-in-process	4,002	8,732
Finished goods	46,728	44,012

	$76,097	$76,522

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND ACQUISITIONS
Goodwill
The change in the carrying amount of our goodwill during the three months ended June 27, 2009 is as follows (in thousands):

Carrying amount as of March 28, 2009	$56,426
L’Attitude Medical Systems Inc. (Neoteric) (a)	6,979
Altivation Software Inc. (b)	437
Medicell Ltd. (c)	583
Effect of change in rates used for translation	305

Carrying amount as of June 27, 2009	$64,730

(a)	A description of the acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”), which occurred on April 16, 2009, is included later in this footnote.

(b)	See Note 3, Acquisitions, in our fiscal year 2009 Form 10-K for a full description of the acquisition of Altivation Software (“Altivation”), which occurred on March 27, 2009.

(c)	See Note 3, Acqusitions, in our fiscal year 2009 Form 10-K for a full description of the acquisition of Medicell Ltd. (“Medicell”), which occurred on April 4, 2008.
Other Intangible Assets
As of June 27, 2009

		Accumulated
	Gross Carrying Amount	Amortization	Weighted Average
	(in thousands)	(in thousands)	Useful Life (in years)
Patents	$12,039	$5,195	11
Capitalized software	20,250	661	6
Other technology	35,788	12,100	10
Customer contracts and related relationships	30,175	9,048	12
Trade names	1,105	345	7

Total intangibles	$99,357	$27,349	10

As of March 28, 2009

		Accumulated
	Gross CarryingAmount	Amortization	Weighted Average
	(in thousands)	(in thousands)	Useful Life (in years)
Patents	$12,008	$4,945	11
Capitalized software	18,994	572	6
Other technology	28,784	11,501	10
Customer contracts and related relationships	29,886	8,240	12
Trade names	1,097	250	7

Total intangibles	$90,769	$25,508	11

On April 16, 2009, Haemonetics acquired the outstanding shares of L’Attitude Medical Systems Inc. (“Neoteric”). Neoteric is a medical information management company that markets a full end-to-end suite of products to track, allocate, release, and dispense hospital blood units while controlling inventory and recording the disposition of blood. The acquisition strategically broadened Haemonetics’ blood management solutions. The purchase price was $6.7 million plus contingent consideration.
The contingent consideration is based upon annual revenue growth for the three years following the acquisition, at established profitability thresholds. Using projected revenues for fiscal years 2010, 2011, and 2012, an analysis was performed that probability weighted three performance outcomes for the noted years. The performance outcomes were then discounted using a discount rate commensurate with the risks associated with Neoteric to arrive at a recorded $5.0 million fair value for the contingent consideration. The contingent consideration is based upon future operating performance and is not contractually limited.
The purchase price premium was recorded as goodwill of $7.0 million, other intangibles of $7.1 million, and deferred tax liabilities of $2.3 million. The purchase price allocation will be finalized no later than one year from the acquisition date. The results of the Neoteric operations are included in our consolidated results for periods after the acquisition.
In addition to the Neoteric acquisition discussed above, changes to the net carrying value of our intangible assets from March 28, 2009 to June 27, 2009, reflect the capitalization of software costs associated with our devices and software products (see Note 16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
Amortization expense for amortized intangible assets was $1.6 million and $1.5 million for the three months ended June 27, 2009 and June 28, 2008, respectively. Annual amortization expense is expected to approximate $7.7 million for fiscal year 2010, $7.5 million for fiscal year 2011, $7.1 million for fiscal year 2012, $7.0 million for fiscal year 2013, and $7.6 million for fiscal year 2014.
10. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. Approximately 51% of our sales are generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.
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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of June 27, 2009 and March 28, 2009 were cash flow hedges under Statement No. 133. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income (OCI) in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $133.3 million as of June 27, 2009 and $117.1 million as of March 28, 2009.
During the first quarter of fiscal year 2010, we recognized net gains of $1.1 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of June 27, 2009 mature within twelve months. For the quarter ended June 27, 2009, $1.0 million of losses, net of tax, were recorded in OCI to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $2.9 million as of June 28, 2008. For the quarter ended June 27, 2009, $1.0 million of losses, net of tax, may be reclassified to earnings within the next twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under Statement No. 133. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had currency designated foreign currency hedge contracts under Statement No. 133 outstanding in the contract amount of $41.4 million as of June 27, 2009 and $51.6 million as of March 28, 2009.
Fair Value of Derivative Instruments
The following table present the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under Statement No. 133 in our consolidated statement of income for the three months ended June 27, 2009.

		Amount of
		Gain
	Amount of	Reclassified
	Loss	OCI into from		Amount
	Recognized in	Earnings	Location in	Excluded from	Location in
	OCI (Effective	(Effective	Statement of	Effectiveness	Statement of
Derivative Instruments	Portion)	Portion)	Operations	Testing (*)	Operations
(in thousands)
Designated foreign currency hedge contracts	$(1,008)	$1,120	Net revenues	$260	Other income
Non-designated foreign currency hedge contracts	—	—		(394)	Other expense

	$(1,008)	$1,120		$(134)

(*)	We exclude the difference between the spot rate and hedge rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of June 27, 2009 or March 28, 2009.
Statement No. 133 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB Statement No. 157, Fair Value Measurements, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 27, 2009, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Statement No. 157, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of June 27, 2009 by type of contract and whether it is a qualifying hedge under Statement No. 133.

	Location in	Balance as of	Balance as of
(in thousands)	Balance Sheet	June 27, 2009	March 28, 2009

Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,753	$3,936

		$2,753	$3,936

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued liabilities	$4,417	$2,914

		$4,417	$2,914

Other Fair Value Measurements
We adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, as of March 30, 2008. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with Staff Position No. 157-2, for the three months ended June 27, 2009, we applied Statement No. 157 to our nonfinancial assets and nonfinancial liabilities. As we did not have an impairment of any nonfinancial assets or nonfinancial liabilities, there was no disclosure required relating to our nonfinancial assets or nonfinancial liabilities.
On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds, foreign currency derivative contracts, and contingent consideration. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.
Statement No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We determine the fair value of these instruments using the framework prescribed by Statement No. 157 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the quarter ended June 27, 2009, we have classified our other liabilities — contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determine using significant unobservable inputs.
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 27, 2009:

			Significant
	Quoted Market Prices	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$150,950	$—	$—	$150,950
Forward currency exchange contracts	—	2,753	—	2,753

	$150,950	$2,753	$—	$153,703

Liabilities
Forward currency exchange contracts	$—	$4,417	$—	$4,417
Other liabilities — contingent consideration	—	—	5,188	5,188

	$—	$4,417	$5,188	$9,605

A description of the methods used to determine the fair value of the Level 3 liabilities (other liabilities — contingent consideration) is included within Note 9 — Goodwill, Other Intangible Assets, and Acquisitions. The table below provides a reconcialiation of the beginning and ending Level 3 liabilities for the quarter ended June 27, 2009.

Fair Value Measurements
Using Significant
Unobservable Inputs
(in thousands)	(Level 3)

Beginning balance	$—
Transfers into Level 3	4,988
Change in value	200

Ending balance	$5,188

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
Other Fair Value Disclosures
The fair value of our long-term debt obligations was $5.2 million and $5.9 million at June 27, 2009 and June 28, 2008, respectively.
11. INCOME TAXES
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a stock acquisition.
The reported tax rate was 30.3% for the three month period ended June 27, 2009. The reported tax rate includes:
•	A 31.1% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and
•	A $0.7 million benefit (on an annual basis) from the remittance of Japanese earnings.
The reported tax rate was 29.5% for the three month period ended June 28, 2008. The reported tax rate includes:
•	A 35.1% expected effective annual tax rate which reflects tax benefits from foreign taxes and stock compensation expenses that are not deductible in all jurisdictions and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and

•	A $1.1 million reversal of previously accrued income taxes because of the expiration of foreign statute of limitations.
We conduct business globally and, as a result, file we consolidated federal, consolidated and separate state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2006.
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
13. DEFINED BENEFIT PENSION PLANS
Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	June 27, 2009	June 28, 2008
	(in thousands)
Service Cost	$124	$150
Interest cost on benefit obligation	61	66
Expected return on plan assets	(15)	(19)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(10)	(4)

Net periodic benefit cost	$160	$193

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
Enterprise Wide Disclosures about Product and Services
We have three families of products: (1) disposables, (2) software solutions and (3) equipment & other.
Disposables include the plasma, blood bank, and hospital product lines. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma. Blood bank consists of platelet and red cell disposables. Hospital consists of surgical disposables (principally the Cell Saver® and cardioPAT® disposable products), OrthoPAT® disposables, and diagnostics products (principally the TEG® products).

Software solutions include information technology platforms that assist blood banks, plasma centers, and hospitals more effectively manage regulatory compliance and operational efficiency.
Equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs.
Revenues from External Customers:

	Three Months Ended
	June 27, 2009	June 28, 2008
	(in thousands)

Disposable revenues by product family
Plasma disposables	$58,869	$46,868

Blood bank disposables
Platelet	$34,307	$35,659
Red cell	$11,779	$11,842

	$46,086	$47,501

Hospital disposables
Surgical	$17,425	$17,269
OrthoPAT	$8,584	$8,796
Diagnostics	$4,997	$5,094

	$31,006	$31,159

Disposables revenue	$135,961	$125,528

Software solutions	$8,454	$7,258
Equipment & other	$9,672	$11,330

Total revenues	$154,087	$144,116

15. REORGANIZATION
During the last two years, the Company has transformed aspects of its international businesses, and more recently, its U.S. domestic Technical Operations organizations. The following summarizes the restructuring activity for the three months ended June 27, 2009 and June 28, 2008, respectively:

	Three Months Ended June 27, 2009
					Restructuring
	Balance at				Accrual Balance at
(Dollars in thousands)	March 28, 2009	Cost Incurred	Payments	Asset Write down	June 27, 2009

Employee-related costs	$2,730	$—	$(483)	$—	$2,247
Facility related costs	42	—	—	—	$42
Other Exit & Termination Costs	78	—	—	—	$78

	$2,850	$—	$(483)	$—	$2,367

	Three Months Ended June 28, 2008
					Restructuring
	Balance at			Asset Write	Accrual Balance at
(Dollars in thousands)	March 31, 2008	Cost Incurred	Payments	down	June 28, 2008

Employee-related costs	$521	$1,668	$(1,299)	$—	$890
Facility related costs	42	—	—	—	$42
Other Exit & Termination Costs	78	72	(72)		$78

	$641	$1,740	$(1,371)	$—	$1,010

16. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The Company is implementing an Enterprise Resource Planning (ERP) system. In fiscal year 2007, we began our plan to implement the system in three phases over three years.
The cost of software that is developed or obtained for internal use is accounted for pursuant to AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $4.2 million and $0.4 million, respectively, during the three month periods ended June 27, 2009 and June 28, 2008, in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $25.5 million in third party development costs and internal personnel costs.
In connection with the development of the software for our next generation Donor apheresis platform, the Company capitalized $0.0 million and $0.7 million in software development costs during the three month periods ended June 27, 2009 and June 28, 2008, respectively, in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”. Since the start of the project, a total of $12.0 million in total software development costs has been capitalized in connection with the next generation Donor apheresis platform. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. Work on the Donor apheresis platform has been temporarily suspended while the Company focuses on completing another project, which is expected to be completed during fiscal year 2010. Work on the Donor apheresis platform is expected to resume during fiscal year 2010. We will begin to amortize these costs when the device is released for sale.

Additionally, the Company capitalized $1.3 million and $0.7 million in other software development costs for ongoing initiatives during the three-month periods ended June 27, 2009 and June 28, 2008, respectively. At June 27, 2009, we have a total of $7.2 million of costs capitalized related to other in process software development initiatives. We will begin to amortize these costs when the products are released for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto, and the MD&A contained in our fiscal year 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2009. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 40.
Our Business
Haemonetics is a blood management solutions company for our customers. Anchored by our reputable medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.
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
Our disposables revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 88% and 87% of our total revenues for the first quarter of fiscal year 2010 and 2009, respectively.

Financial Summary

(in thousands, except	For the three months ended		Percentage
per share data)	June 27, 2009	June 28, 2008	Increase/(Decrease)

Net revenues	$154,087	$144,116	6.9%
Gross profit	$82,943	$73,037	13.6%
% of net revenues	53.8%	50.7%

Operating expenses	$56,616	$53,703	5.4%
Operating income	$26,327	$19,334	36.2%
% of net revenues	17.1%	13.4%

Interest expense	($214)	($24)	791.7%
Interest income	$157	$654	(76.0%)
Other income, net	($335)	$375	(189.3%)

Income before taxes	$25,935	$20,339	27.5%

Provision for income tax	$7,862	$5,998	31.1%
% of pre-tax income	30.3%	29.5%

Net income	$18,073	$14,341	26.0%
% of net revenues	11.7%	10.0%

Earnings per share-diluted	$0.69	$0.54	27.5%
Net revenues increased 6.9% for the first quarter of fiscal year 2010 over the comparable period of fiscal year 2009. The effects of foreign exchange accounted for an increase of 0.7% for the first quarter. The remaining increase of 6.2% for the quarter is mainly due to increases in our plasma disposables revenue and software solutions revenue.
Gross profit increased 13.6% as compared to the first quarter of fiscal year 2009. The favorable effects of foreign exchange accounted for an increase of 8.2% for the quarter. The remaining increase of 5.4% for the quarter was due primarily to increased sales and manufacturing efficiencies. This was partly offset by changes in product mix driven by higher sales of our lower margin plasma products.
Operating expenses increased 5.4% for the first quarter of fiscal year 2010 over the comparable period of fiscal year 2009. The favorable effects of foreign exchange accounted for a decrease in operating expenses of 2.9% for the quarter. Without the effects of foreign exchange operating expenses increased 8.3% for the quarter. The higher operating expenses are primarily related to increased investment in research and development, the expenses from recent acquisitions, expenses associated with our ERP Phase II go-live, and higher expenses due to increased sales. The noted increases in operating expenses were partly offset by a lack of restructuring costs in the first quarter of fiscal year 2010.
Operating income increased 36.2% for the first quarter of fiscal year 2010 over the comparable period of fiscal year 2009. The favorable effects of foreign exchange accounted for an increase of operating income of 37.7% for the quarter. Without the effects of foreign exchange operating income decreased 1.5% for the quarter as a result of noted changes in gross profit and operating expenses.
Net income increased 26.0% for the first quarter of fiscal year 2010 over the comparable period of fiscal year 2009. The main factor that affected net income was the increase in operating income, partially offset by increased interest expense and other expense.
RESULTS OF OPERATIONS
Net Revenues by Geography

	For the three months ended		Percentage
(in thousands)	June 27, 2009	June 28, 2008	Increase

United States	$75,013	$65,789	14.0%
International	79,074	78,327	1.0%

Net revenues	$154,087	$144,116	6.9%

International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world via a direct sales force as well as independent distributors and agents.
Our revenues generated outside the U.S. approximated 51% and 54% of total sales for the first quarter of fiscal years 2010 and 2009, respectively. Revenues in Japan accounted for approximately 16% and 15% of total revenues for the first quarter of fiscal year 2010 and 2009, respectively. Revenues in Europe accounted for approximately 28% and 31% of total revenues for the first quarter of fiscal year 2010 and 2009, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations can be impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Product Type

	For the three months ended		Percentage
(in thousands)	June 27, 2009	June 28, 2008	Increase/(Decrease)

Disposables	$135,961	$125,528	8.3%
Software solutions	8,454	7,258	16.5%
Equipment & other	9,672	11,330	(14.6%)

Net revenues	$154,087	$144,116	6.9%

Disposables Revenues by Product Type

	For the three months ended		Percentage
(in thousands)	June 27, 2009	June 28, 2008	Increase/(Decrease)

Plasma disposables	$58,869	$46,868	25.6%
Blood bank disposables
Platelet	$34,307	$35,659	(3.8%)
Red cell	$11,779	$11,842	(0.5%)

	$46,086	$47,501	(3.0%)

Hospital disposables
Surgical	$17,425	$17,269	0.9%
OrthoPAT	$8,584	$8,796	(2.4%)
Diagnostics	$4,997	$5,094	(1.9%)
	$31,006	$31,159	(0.5%)

Total disposables revenue	$135,961	$125,528	8.3%

DISPOSABLES
Disposables include the Plasma, Blood Bank, and Hospital product lines. Disposables revenue increased 8.3% for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. Foreign exchange resulted in a 0.7% increase for the first quarter over the comparable period in fiscal year 2009. The remaining increase of 7.6% for the quarter was driven by increases in the Plasma product line, as discussed below.
Plasma
Plasma disposables revenue increased 25.6% for the first quarter of fiscal year 2010 compared to the same period in fiscal year 2009. Foreign exchange resulted in a 0.3% increase for the first quarter over the comparable period in fiscal year 2009. The remaining 25.3% increase was driven by higher collections in both the US and Europe, share gains, and, to a lesser extent, pricing.

As supply-demand balance has been achieved between source plasma collected and used in pharmaceutical production, we are beginning to see a moderation in collections. The fractionation companies will balance collections to support the underlying growth in demand for plasma drugs which we believe to be in the 7% range. With contractual price increases, new products, and market share gains, we anticipate that plasma disposable revenue growth will continue to outpace collection market growth in the near term and moderate to a low to mid double-digit rate over the next eighteen months.
Blood Bank
Blood bank consists of platelet and red cell disposables.
Platelet disposables revenue decreased 3.8% for the first quarter of fiscal year 2010 compared to the same period in fiscal year 2009. Comparing the first quarter of fiscal year 2010 to that of 2009, foreign exchange accounted for an increase of 1.9%. Without the effect of currency, the decrease of 5.7% was the result of challenges in South Korea associated with the significant devaluation of South Korea’s currency, the Won, and share loss in Japan.
Red Cell disposables revenue decreased 0.5% compared to the first quarter of fiscal year 2009. Foreign exchange accounted for an decrease of 0.3% in the quarter over the comparable period in fiscal year 2009. The remaining decrease of 0.2% was driven by lower demand for automated collections, as a result of (i) fewer elective surgeries, thus a reduced demand for blood and (ii) 5% more donors due to the entry of 16 year olds to the blood donor population.
Hospital
Hospital consists of surgical, OrthoPAT, and diagnostics products.
Revenues from our surgical disposables increased 0.9% for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Foreign exchange resulted in a 2.3% increase in surgical disposables revenue during the quarter. Without the effect of currency, surgical disposables decreased 1.4% for the quarter. The decrease was primarily the result of decreased sales of Cell Saver products partially offset by increases in sales of cardioPAT products.
Revenues from our OrthoPAT disposables decreased 2.4% for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. Foreign exchange resulted in a 0.4% decrease in OrthoPAT disposables revenue during the quarter. Without foreign exchange, revenues decreased by 2.0% for the quarter. The decrease was primarily the result of a decline in the number of orthopedic procedures.
Revenues from our diagnostics products decreased 1.9% for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. Diagnostics product revenue consists principally of the TEG products. Foreign exchange resulted in a 2.9% decrease in diagnostic product revenue during the quarter. Without the effect of currency, diagnostic product increased 1.0% for the quarter. The growth was the result of increased TEG disposables revenue mostly offset by a decline in TEG equipment sales.
SOFTWARE SOLUTIONS
Our software solutions revenues include revenue from software sales. Software solutions revenues increased 16.5% as compared to the first quarter of fiscal year 2009. Foreign exchange resulted in a 0.9% increase in software solutions revenue during the quarter. The remaining increase of 15.6% was driven by increased sales to commercial plasma customers and revenues associated with two recent acquisitions.

EQUIPMENT & OTHER
Our equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. Equipment & other revenues decreased 14.6% for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. Foreign exchange resulted in a 1.4% increase in revenue during the quarter. The remaining decrease of 16.0% is primarily the result of fewer equipment sales, particularly to our hospital customers as hospitals are resisting even modest capital purchases in the current economic environment.
Gross Profit

	For the three months ended		Percentage
(in thousands)	June 27, 2009	June 28, 2008	Increase

Gross profit	$82,943	$73,037	13.6%

% of net revenues	53.8%	50.7%
Gross profit increased 13.6% as compared to the first quarter of fiscal year 2009. Foreign exchange resulted in a 8.2% increase for the first quarter of fiscal year 2010. The remaining increase of 5.4% for the quarter was due primarily to the increase in net revenues and fixed cost leverage. Our gross profit margin improved 310 basis points compared to the first quarter of fiscal year 2009. The improvement was attributable to foreign exchange and improved manufacturing efficiencies, particularly for our plasma business. Product mix partly offset these improvements due to increased sales of our lower margin plasma products.
Operating Expenses

	For the three months ended		Percentage
(in thousands)	June 27, 2009	June 28, 2008	Increase

Research, development and engineering	$6,777	$5,844	16.0%

% of net revenues	4.4%	4.1%

Selling, general and administrative	$49,839	$47,859	4.1%

% of net revenues	32.3%	33.2%

Total operating expenses	$56,616	$53,703
% of net revenues	36.7%	37.3%

Research, Development and Engineering
Research, development and engineering expenses increased 16.0% for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. The increase in the quarter is a result of increased spending in the whole blood and Arryx blood diagnostics technologies.
Selling, General and Administrative
During the first quarter of fiscal year 2010, selling, general and administrative expenses increased 4.1%. Foreign exchange resulted in a 3.0% decrease in selling, general and administrative during the quarter. Excluding the impact of foreign exchange, selling, general and administrative expense increased 7.1% for the first quarter. The increase was due primarily to (i) expenses brought on from recent acquisitions (Altivation and Neoteric) that had not been reflected in the first quarter of fiscal year 2009, (ii) expenses associated with our ERP Phase II go-live, and (iii) general selling, marketing and handling costs necessary to support the 6.9% increase in sales. The noted increases were partly offset by a lack of restructuring costs in the first quarter of fiscal year 2010.
Operating Income

	For the three months ended		Percentage
(in thousands)	June 27, 2009	June 28, 2008	Increase

Operating income	$26,327	$19,334	36.2%

% of net revenues	17.1%	13.4%
Operating income increased 36.2% for the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009. Foreign exchange resulted in a 37.7% increase in operating income during the quarter. Without the effects of foreign currency, operating income decreased 1.5% for the quarter due to the net of sales and gross profit growth offset by increases in operating expenses.
Other income, net

	For the three months ended		Percentage
(in thousands)	June 27, 2009	June 28, 2008	Decrease

Interest expense	$(214)	$(24)

Interest income	157	654

Other (expense)/income, net	(335)	375

Total other income, net	$(392)	$1,005	(139.0%)

Total other income, net decreased 139.0% during the first quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2009 due to the net of the (i) increase in interest expense due to the FAS 141(R) accounting relating to the contingent consideration on a recent acquisition, (ii) decrease in interest income due to significantly reduced investment yield, and (iii) decrease in other income associated with hedge points on forward contracts. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

Income Taxes

	For the three months ended		Percentage
	June 27, 2009	June 28, 2008	Increase

Reported income tax rate	30.3%	29.5%	0.8%
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a stock acquisition.
The reported tax rate was 30.3% for the three month period ended June 27, 2009. The reported tax rate includes:
•	A 31.1% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and

•	A $0.7 million benefit (on an annual basis) from the remittance of Japanese earnings.
The reported tax rate was 29.5% for the three month period ended June 28, 2008. The reported tax rate includes:
•	A 35.1% expected effective annual tax rate which reflects tax benefits from foreign taxes and stock compensation expenses that are not deductible in all jurisdictions and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and

•	A $1.1 million reversal of previously accrued income taxes because of the expiration of foreign statute of limitations.
We conduct business globally and, as a result, file we consolidated federal, consolidated and separate state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2006.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	June 27, 2009	March 28, 2009
	(dollars in thousands)
Cash & cash equivalents	$173,822	$156,721
Working capital	$292,102	$289,530
Current ratio	3.8	4.1
Net cash position (1)	$151,462	$150,683
Days sales outstanding (DSO)	67	67
Disposables finished goods inventory turnover	6.6	7.1

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures and acquisitions, new business and product development, and working capital for at least the next twelve months.

	For the three months ended:		$ Increase /
	June 27, 2009	June 28, 2008	(Decrease)
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$25,706	$13,842	$11,864
Investing activities	(27,923)	(12,281)	(15,642)
Financing activities	18,844	(14,465)	33,309
Effect of exchange rate changes on cash and cash equivalents (1)	474	(362)	836

Net increase/(decrease) in cash and cash equivalents	$17,101	$(13,266)	$30,367

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
In May 2009, Board of Directors approved a $40 million share repurchase. At June 27, 2009, as no shares had been repurchased, we had the full $40 million remaining on the $40 million share repurchase limit set by the Board of Directors.
Cash Flow Overview:
Three Month Comparison
Operating Activities:
Net cash provided by operating activities increased by $11.9 million in the first three months of fiscal year 2010 as compared to the first three months of 2009 due primarily to:

•	$3.7 million increase in net income;

•	$11.7 million reduced investment in accounts receivable due to improved collections over the same quarter last year;

•	$5.5 million reduced investment in inventories; and

•	$7.4 million reduced investment in prepaid income taxes
partially offset by
•	a $15.7 million increase in payments of accounts payable and accrued expenses, which included a $13.7 million payment of (i) the fiscal year 2009 employee performance bonuses worldwide and (ii) the discretionary bonus for extraordinary performance to all employees other than the Chief Executive Officer and certain other executives during the first quarter of fiscal year 2010.
Investing Activities:
Net cash used in investing activities increased during the first three months of fiscal year 2010 as compared to the first three months of 2009 due primarily to the $8.8 million increased spending in capital expenditures on property, plant, and equipment and the $6.6 million acquisition of Neoteric.
Financing Activities:
Net cash used in financing activities decreased by $33.3 million in the first three months of fiscal year 2010 as compared to the first three months of 2009 due primarily to:
•	$24.9 million decrease in stock repurchases and

•	$13.3 million increase in net borrowings under short-term revolving credit agreements partially offset by
•	$3.9 million decrease in exercise of stock options and tax benefit of stock compensation.
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
Foreign Exchange
Approximately 51% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.
Our primary foreign currency exposures in relation to the U.S. dollar are the Euro and the Japanese Yen. In response to the global economic turmoil and sharply increased volatility in the foreign exchange rates, we added to our hedge and enter into forward contracts to hedge the anticipated cash flows from forecasted Great British Pound and Canadian Dollar denominated expenses.
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
Presented below are the spot rates for our Euro and Japanese Yen cash flow hedges that either settled in fiscal year 2009 and the first quarter of fiscal year 2010, or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales in Europe and Japan. The table also shows the relative strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period.

		Strengthen/	Second	Strengthen/	Third	Strengthen/	Fourth	Strengthen/
	First Quarter	(Weaken)	Quarter	(Weaken)	Quarter	(Weaken)	Quarter	(Weaken)
Euro — Hedge Spot Rate (US$ per Euro)
FY09	1.3453		1.3704		1.4396		1.4908
FY10	1.5681	16.6%	1.4890	8.6%	1.3192	(8.4%)	1.2812	(14.1%)
FY11	1.3582	(13.4%)

Japanese Yen — Hedge Spot Rate (JPY per US$)
FY09	120.6432		116.7411		112.8810		106.2511
FY10	105.2792	12.7%	105.1132	10.0%	96.3791	14.6%	93.4950	12.0%
FY11	98.1677	6.8%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis. Accordingly, the only hedge contracts placed for fiscal year 2011 are for the first quarter.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. This statement became effective for our fiscal year 2010 and its impact is reflected in our financial position and results of operations for the three months ended June 27, 2009.
In December 2007, the FASB issued FASB No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No. 160 is effective for annual periods beginning on or after December 15, 2008. This statement became effective during fiscal year 2010 and did not have an impact on our financial position and results of operations. The company’s recent acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”) was accounted for under SFAS 141(R)—see Note 9 to the interim consolidated financial statements.
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
Foreign exchange risk
See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At June 27, 2009, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

	(BUY) / SELL	Weighted Spot		Weighted Forward		Fair Value
Hedged Currency	Local Currency	Contract Rate		Contract Rate		Gain / (Loss)	Maturity
Euro	7,700,000	1.449		1.424		$228,514	Jul 2009 - Aug 2009
Euro	11,307,000	1.319		1.313		($893,920)	Sep 2009 - Nov 2009
Euro	10,584,808	1.281		1.282		($1,134,635)	Dec 2009 - Feb 2010
Euro	9,582,063	1.358		1.357		($336,623)	Mar 2009 - May 2010
Japanese Yen	1,045,432,888	105.17	per US$	103.62	per US$	($855,110)	Jul 2009 - Aug 2009
Japanese Yen	1,628,684,654	96.38	per US$	95.33	per US$	$4,070	Sep 2009 - Nov 2009
Japanese Yen	1,394,096,500	93.50	per US$	92.58	per US$	$400,513	Dec 2009 - Feb 2010
Japanese Yen	1,369,475,624	98.17	per US$	97.50	per US$	($346,345)	Mar 2009 - May 2010
GBP	(856,706)	1.433		1.433		$179,324	Jul 2009 - Aug 2009
GBP	(2,639,558)	1.423		1.423		$570,022	Sep 2009 - Nov 2009
GBP	(2,274,093)	1.405		1.406		$519,687	Dec 2009 - Feb 2010
GBP	(2,276,051)	1.471		1.472		$367,178	Mar 2009 - May 2010
GBP	(954,611)	1.628		1.627		$13,193	Mar 2009 - May 2010
CAD	(3,730,057)	1.120		1.119		($93,389)	Jul 2009 - Aug 2009
CAD	(3,247,851)	1.113		1.111		($99,476)	Sep 2009 - Nov 2009
CAD	(3,761,190)	1.088		1.086		($186,551)	Dec 2009 - Feb 2010

						($1,663,548)

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $11.1 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $12.7 million decrease in the fair value of the forward contracts.
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
At June 27, 2009, the fair value of our long-term debt was approximately $0.8 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $5.2 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.

Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at June 27, 2009, the fair value of our long-term debt would change by approximately $0.1 million.
ITEM 4. Controls and Procedures
We conducted an evaluation, as of June 27, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
In fiscal 2007, the Company initiated a company-wide implementation of Oracle, a global enterprise resource planning (ERP) system. The Company successfully completed the final major go-live milestone implementations in the ERP system during the three months ended June 27, 2009. The ERP implementation replaced our existing production planning, manufacturing, and purchasing systems, resulting in significant changes to our business processes and therefore our controls. These changes are intended to standardize and automate business processes and controls. We believe the controls, as implemented, are appropriate and functioning effectively.
Other than the change mentioned above, no other change in the Company’s internal control over financial reporting occurred during the three months ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In December 2005, we filed a lawsuit against Baxter Healthcare SA and Fenwal Inc. in Massachusetts federal district court, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems. In March 2007, Baxter sold the Transfusion Technologies Division (which markets the ALYX product) to private investors, Texas Pacific Group and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal ALYX system infringed Haemonetics’ patent and awarded us $15.7 million in damages for past infringement. On June 2, 2009, the court ruled that, in addition to paying the damages awarded by the jury, Fenwal must stop selling the ALYX consumable by December 1, 2010 and must pay Haemonetics a 10% royalty on ALYX consumable net sales from January 30, 2009 until December 1, 2010 when the injunction takes effect. In addition, the court awarded pre-judgment interest at 5% on the unpaid damages awarded. These rulings may be appealed by Fenwal or Baxter.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 28, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

10Y	Change in Control Agreement entered into between the Company and Brian Concannon on April 2, 2009

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
Date: August 5, 2009	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2009	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development (Principal Financial Officer)