Form 10-Q
period 2009-09-26
HAEMONETICS CORP
filed 2009-11-04
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: September 26, 2009
Commission File Number: 1-14041
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐     No ☑
The number of shares of $.01 par value common stock outstanding as of September 26, 2009: 25,611,257

HAEMONETICS CORPORATION
INDEX

ITEM 1.	FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	Three months ended		Six months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net revenues	$157,070	$145,919	$311,158	$290,035
Cost of goods sold	76,103	71,230	147,248	142,309

Gross profit	80,967	74,689	163,910	147,726

Operating expenses:

Research, development and engineering	6,475	5,217	13,252	11,061
Selling, general and administrative	47,469	45,863	97,308	93,722

Total operating expenses	53,944	51,080	110,560	104,783

Operating income	27,023	23,609	53,350	42,943
Interest expense	(255)	(16)	(463)	(40)
Interest income	103	506	253	1,160
Other expense, net	(801)	(1,290)	(1,135)	(915)

Income before provision for income taxes	26,070	22,809	52,005	43,148
Provision for income taxes	8,020	8,002	15,882	14,000

Net income	$18,050	$14,807	$36,123	$29,148

Basic income per common share
Net income	$0.70	$0.59	$1.41	$1.15

Income per common share assuming dilution
Net income	$0.69	$0.57	$1.37	$1.11

Weighted average shares outstanding
Basic	25,685	25,038	25,671	25,323
Diluted	26,321	25,917	26,273	26,218
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 26, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,322	$156,721
Accounts receivable, less allowance of $2,968 at September 26, 2009 and $2,312 at March 28, 2009	118,668	113,598
Inventories, net	77,136	76,522
Deferred tax asset, net	10,485	7,190
Prepaid expenses and other current assets	21,514	28,362

Total current assets	406,125	382,393
Property, plant and equipment:
Land, building and building improvements	45,009	42,540
Plant equipment and machinery	109,384	108,572
Office equipment and information technology	71,242	52,461
Haemonetics equipment	208,904	194,290

Total property, plant and equipment	434,539	397,863
Less: accumulated depreciation	(281,585)	(260,056)

Net property, plant and equipment	152,954	137,807
Other assets:
Other intangibles, less amortization of $29,202 at September 26, 2009 and $25,508 at March 28, 2009	74,872	65,261
Goodwill	72,157	56,426
Deferred tax asset, long term	2,551	3,007
Other long-term assets	5,635	4,799

Total other assets	155,215	129,493

Total assets	$714,294	$649,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$15,181	$695
Accounts payable	24,804	20,652
Accrued payroll and related costs	24,197	30,771
Accrued income taxes	7,135	2,833
Deferred tax liability	111	—
Other liabilities	41,395	37,912

Total current liabilities	112,823	92,863

Long-term debt, net of current maturities	4,974	5,343
Long-term deferred tax liability	3,702	3,129
Other long-term liabilities	13,363	8,474

Commitments and contingencies (Note 12)
Stockholders’ equity:

Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding— 25,611,257 shares at September 26, 2009 and 25,622,449 shares at March 28, 2009	256	256
Additional paid-in capital	235,792	226,829
Retained earnings	339,323	309,516
Accumulated other comprehensive income	4,061	3,283

Total stockholders’ equity	579,432	539,884

Total liabilities and stockholders’ equity	$714,294	$649,693

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income / (Loss)	Equity	Income
Balance, March 28, 2009	25,622	$256	$226,829	$309,516	$3,283	$539,884

Employee stock purchase plan	33	—	1,484	—	—	1,484
Exercise of stock options and related tax benefit	95	—	3,750	—	—	3,750
Shares repurchased	(140)	—	(1,263)	(6,316)	—	(7,579)
Stock Compensation expense	—	—	4,992	—	—	4,992
Net income	—	—	—	36,123	—	36,123	$36,123
Foreign currency translation adjustment	—	—	—	—	6,055	6,055	6,055
Unrealized loss on hedges, net of tax	—	—	—	—	(4,263)	(4,263)	(4,263)
Reclassification of hedge gain to earnings, net of tax	—	—	—	—	(1,014)	(1,014)	(1,014)

Comprehensive income	—	—	—	—	—	—	$36,901

Balance, September 26, 2009	25,611	$256	$235,792	$339,323	$4,061	$579,432

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 26,	September 27,
	2009	2008
Cash Flows from Operating Activities:
Net income	$36,123	$29,148
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	20,699	18,083
Stock compensation expense	4,992	4,542
Loss on sales of plant, property and equipment	147	1,102
Unrealized (gain)/loss from hedging activities	(2,145)	3,706
Accretion of interest expense on contingent consideration	408	—
Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	1,786	(7,350)
Decrease/(increase) in inventories	2,071	(7,847)
Decrease/(increase) in prepaid income taxes	5,907	(267)
Increase in other assets and other long-term liabilities	(1,204)	(11,105)
Tax benefit of exercise of stock options	177	2,131
(Decrease)/increase in accounts payable and accrued expenses	(7,482)	9,634

Net cash provided by operating activities	61,479	41,777
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(32,880)	(28,775)
Proceeds from sale of property, plant and equipment	383	2,497
Acquisition of SEBRA	(12,845)	—
Acquisition of Neoteric	(6,613)	—
Acquisition of Medicell	(307)	(2,459)

Net cash used in investing activities	(52,261)	(28,737)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(369)	(340)
Net increase in short-term revolving credit agreements	13,578	2,100
Employee stock purchase plan	1,484	1,396
Exercise of stock options	3,388	17,598
Excess tax benefit on exercise of stock options	157	5,419
Share repurchase	(6,331)	(59,998)

Net cash provided by/(used in) financing activities	11,907	(33,825)
Effect of exchange rates on cash and cash equivalents	476	(1,437)

Net Increase/(Decrease) in Cash and Cash Equivalents	21,601	(22,222)
Cash and Cash Equivalents at Beginning of Year	156,721	133,553

Cash and Cash Equivalents at End of Period	$178,322	$111,331

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$2,809	$4,984

Supplemental Disclosures of Cash Flow Information:
Interest paid	$283	$275

Income taxes paid	$6,360	$7,394

The accompanying notes are an integral part of these consolidated financial statements

1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the six months ended September 26, 2009. Operating results for the six month period ended September 26, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2010, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 28, 2009.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2010 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal year 2009 included 52 weeks with all four quarters having 13 weeks.
Revenue Recognition
Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition (formerly known as SAB No. 104, Revenue Recognition, and as EITF 00-21, Revenue Arrangements with Multiple Deliverables), and ASC Topic 985-605, Software (formerly known as Statement of Position 97-2, Software Revenue Recognition, as amended). These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using vendor specific objective evidenced under ASC Topic 985-605 or other objective evidence as defined in ASC Topic 605.
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
Software Solutions Revenues
At this time, our software solutions business principally provides support to our plasma and blood collection customers and hospitals. Through our Haemonetics Software Solutions unit, we provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories, and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. Software license revenues are generally billed periodically, monthly or quarterly and recognized for the period for which the service is provided. Our software solutions business model includes the provision of services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.

Subsequent Events
The company has evaluated subsequent events through November 4, 2009 (the date the unaudited financial statements were issued) and has determined that there were no recognized and no non-recognized events to be disclosed.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software — Revenue Recognition, (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company is currently assessing the timing and method of adoption, as well as the possible impact of this guidance on its financial position and results of operations.
In June 2009, the FASB issued requirements under FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement became effective during our second quarter of fiscal year 2010 and its impact is reflected in our financial position and results of operation for the six months ended September 26, 2009.
Under ASC Topic 805, Business Combinations (formerly known as FASB Statement No. 141(R), Business Combinations), the FASB requires that all business combinations use the acquisition method (formerly the purchase method) and that an acquiring entity be identified in all business combinations. ASC Topic 805 also requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement became effective for our fiscal year 2010 and its impact is reflected in our financial position and results of operations for the six months ended September 26, 2009. The Company’s acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”) and asset acquisition of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc. during the first six months of fiscal year 2010 were both accounted for in accordance to the requirements of ASC Topic 805 — see Note 9.

3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands, except per share amounts)
Basic EPS
Net income	$18,050	$14,807

Weighted average shares	25,685	25,038

Basic income per share	$0.70	$0.59

Diluted EPS
Net income	$18,050	$14,807

Basic weighted average shares	25,685	25,038
Net effect of common stock equivalents	636	879

Diluted weighted average shares	26,321	25,917

Diluted income per share	$0.69	$0.57

	For the Six Months Ended
	September 26,	September 27,
	2009	2008
	(in thousands, except per share amounts)
Basic EPS
Net income	$36,123	$29,148

Weighted average shares	25,671	25,323

Basic income per share	$1.41	$1.15

Diluted EPS
Net income	$36,123	$29,148

Basic weighted average shares	25,671	25,323
Net effect of common stock equivalents	601	895

Diluted weighted average shares	26,273	26,218

Diluted income per share	$1.37	$1.11

Weighted average shares outstanding, assuming dilution, excludes the impact of 0.8 million stock options for both the second quarter and first six months of fiscal year 2010 and 0.4 million stock options for both the second quarter and first six months of fiscal year 2009 because these securities were anti-dilutive during the noted periods.
4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $5.0 and $4.5 million was recognized for the six months ended September 26, 2009 and September 27, 2008, respectively. The related income tax benefit recognized was $1.5 and $1.3 million for the six months ended September 26, 2009 and September 27, 2008, respectively. We recognize stock-based compensation on a straight line basis.

For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 28, 2009. Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors. All options, restricted stock awards and restricted stock units granted to employees in the six months ended September 26, 2009 vest over a four year period of time and the options expire not more than 7 years from the date of grant.
Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized are reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $0.1 million and $4.1 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and $0.2 million and $5.4 million for the six months ended September 26, 2009 and September 27, 2008, respectively.
A summary of information related to stock options is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Life (Years)	($000’s)
Outstanding at March 28, 2009	3,054,724	$42.54	4.23	$37,601

Granted	32,845	55.37
Exercised	(32,462)	28.00
Forfeited	(6,716)	49.75

Outstanding at June 27, 2009	3,048,391	$42.82	4.03	$43,917

Granted	52,594	59.27
Exercised	(62,728)	39.13
Forfeited	(24,516)	51.83

Outstanding at September 26, 2009	3,013,741	$43.11	3.75	$38,595

Exercisable at September 26, 2009	2,152,545	$39.05	3.13	$36,133

Vested or expected to vest at September 26, 2009	2,830,088	$42.48	3.66	$38,006

The total intrinsic value of options exercised during the three month periods ended September 26, 2009 and September 27, 2008, was $1.0 million and $16.4 million, respectively, and $1.6 million and $22.6 million for the six month periods ended September 26, 2009 and September 27, 2008, respectively.
As of September 26, 2009 and September 27, 2008, there was $9.1 million and $11.0 million, respectively, of total unrecognized compensation cost related to non vested stock options. That cost is expected to be recognized over a weighted average period of 2.3 years and 1.9 years, respectively. The total fair value of shares fully vested during the six months ended September 26, 2009 was $18.0 million and during the six months ended September 27, 2008 was $26.6 million.

The weighted average fair value for our options granted in the first six months of fiscal year 2010 and 2009 was $17.54 and $18.07, respectively. The assumptions utilized for option grants during the periods presented are as follows:

	Six Months Ended
	September 26,	September 27,
	2009	2008
Stock Options Black-Scholes assumptions (weighted average):
Volatility	28.29%	29.07%
Expected life (years)	4.9	4.9
Risk-free interest rate	2.71%	3.26%
Dividend yield	0.00%	0.00%
As of September 26, 2009 and September 27, 2008, there was $0.2 and $0.4 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.6 years and 2.2 years, respectively. The total fair value of restricted stock awards vested was $0.0 million for the six months ended September 26, 2009 and $0.1 million for the six months ended September 27, 2008.
A summary of information related to restricted stock awards is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 28, 2009	10,956	$50.97

Released	(2,500)	$48.09

Nonvested at June 27, 2009	8,456	$51.82

Canceled	(3,456)	$57.22

Nonvested at September 26, 2009	5,000	$48.09

As of September 26, 2009 and September 27, 2008, there was $3.6 million and $2.1 million, respectively, of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.3 years and 3.0 years, respectively. The total fair value of shares fully vested was $0.2 million and $0.1 million for the six months ended September 26, 2009 and September 27, 2008, respectively.

A summary of information related to restricted stock units is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date
Nonvested at March 28, 2009	102,302	$53.48

Granted	2,501	$54.09
Vested	(289)	$52.69
Forfeited	(598)	$52.66

Nonvested at June 27, 2009	103,916	$53.50

Granted	6,716	$58.98
Vested	(3,324)	$59.11
Forfeited	(2,639)	$51.89

Nonvested at September 26, 2009	104,669	$53.88

As of September 26, 2009 and September 27, 2008, there was $0.2 million and $0.3 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares. That cost is expected to be recognized over the remainder of fiscal year 2010 and fiscal year 2009, respectively.
During the six months ended September 26, 2009 and September 27, 2008, there were 33,183 and 31,474 shares purchased under the ESPP, respectively. They were purchased at $43.89 and $44.35 per share under the ESPP, respectively.
5. ACCOUNTING FOR SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of goods sold with the exception of $5.9 million and $4.4 million for the six months ended September 26, 2009 and September 27, 2008, respectively, that are included in selling, general, and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
6. PRODUCT WARRANTIES
We provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Warranty accrual as of the beginning of the period	$1,875	$960
Warranty provision	242	341
Warranty spending	(392)	(309)

Warranty accrual as of the end of the period	$1,725	$992

	For the six months ended
	September 26,	September 27,
	2009	2008
	(in thousands)
Warranty accrual as of the beginning of the period	$1,835	$929
Warranty provision	633	876
Warranty spending	(743)	(813)

Warranty accrual as of the end of the period	$1,725	$992

7. COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	September 26, 2009	September 27, 2008
Net income	$18,050	$14,807

Other comprehensive income:
Foreign currency translation	3,424	(4,153)
Unrealized (loss)/gain on cash flow hedges, net of tax	(3,255)	1,783
Reclassifications into earnings of cash flow hedge losses, net of tax	106	1,345

Total comprehensive income	$18,325	$13,782

	For the six months ended
(In thousands)	September 26, 2009	September 27, 2008
Net income	$36,123	$29,148

Other comprehensive income:
Foreign currency translation	6,055	(5,655)
Unrealized (loss)/gain on cash flow hedges, net of tax	(4,263)	4,690
Reclassifications into earnings of cash flow hedge (gains)/losses, net of tax	(1,014)	3,938

Total comprehensive income	$36,901	$32,121

8. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

	September 26, 2009	March 28, 2009
	(in thousands)
Raw materials	$25,993	$23,778
Work-in-process	4,902	8,732
Finished goods	46,241	44,012

	$77,136	$76,522

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND ACQUISITIONS
Goodwill
The change in the carrying amount of our goodwill during the six months ended September 26, 2009 is as follows (in thousands):

Carrying amount as of March 28, 2009	$56,426
SEBRA (a)	5,272
L’Attitude Medical Systems Inc. (Neoteric) (b)	8,409
Altivation Software Inc. (c)	523
Medicell Ltd. (d)	583
Effect of change in rates used for translation	944

Carrying amount as of September 26, 2009	$72,157

(a)	A description of the acquisition of SEBRA®, which occurred on September 4, 2009, is included later in this footnote.

(b)	A description of the acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”), which occurred on April 16, 2009, is included later in this footnote.

(c)	See Note 3, Acquisitions, in our fiscal year 2009 Form 10-K for a full description of the acquisition of Altivation Software (“Altivation”), which occurred on March 27, 2009.

(d)	See Note 3, Acqusitions, in our fiscal year 2009 Form 10-K for a full description of the acquisition of Medicell Ltd. (“Medicell”), which occurred on April 4, 2008.
Other Intangible Assets

			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
As of September 26, 2009	(in thousands)	(in thousands)	(in years)
Patents	$12,107	$5,455	11
Capitalized software	21,487	749	6
Other technology	39,016	12,729	10
Customer contracts and related relationships	30,350	9,859	12
Trade names	1,114	410	7

Total intangibles	$104,074	$29,202	10

			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
As of March 28, 2009	(in thousands)	(in thousands)	(in years)
Patents	$12,008	$4,945	11
Capitalized software	18,994	572	6
Other technology	28,784	11,501	10
Customer contracts and related relationships	29,886	8,240	12
Trade names	1,097	250	7

Total intangibles	$90,769	$25,508	11

On September 4, 2009, Haemonetics acquired the assets of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc., a leading provider of blood and medical manufacturing technologies. SEBRA products, which include tubing sealers, blood shakers, sterile connection systems, mobile lounges and ancillary products used in blood collection and processing, complement Haemonetics’ portfolio and add even greater depth to Haemonetics Blood Bank and Plasma product lines. The acquisition will give Haemonetics entry into the whole blood collection market, an important strategic position as Haemonetics prepares to enter this market with an automated whole blood collection system in early calendar 2011. The purchase price was $12.8 million.
The purchase price was allocated to other intangible assets of $5.3 million, trade accounts receivables of $1.0 million, inventory of $1.2 million, and goodwill of $5.3 million. The Company is still in the process of evaluating the information necessary to determine the fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has completed this evaluation, which will occur not later than one year from the acquisition date. The results of the SEBRA operations are included in our consolidated results for periods after the acquisition.
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
The contingent consideration is based upon future operating performance and is not contractually limited. The purchase price was allocated to other intangible assets of $5.0 million, deferred tax liabilities of $1.6 million, and goodwill of $8.4 million. The Company is still in the process of evaluating the information necessary to determine the fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has completed this evaluation, which will occur not later than one year from the acquisition date. The results of the Neoteric operations are included in our consolidated results for periods after the acquisition and $0.4 million of interest expense has been recorded relating to the accretion of the noted contingent consideration for the first six months of fiscal year 2010.
In addition to the acquisition of SEBRA and Neoteric discussed above, changes to the net carrying value of our intangible assets from March 28, 2009 to September 26, 2009, reflect the capitalization of software costs associated with our devices and software products (see Note 16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
Amortization expense for amortized intangible assets was $1.8 million and $1.5 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and $3.6 and $3.0 for the six months ended September 26, 2009 and September 27, 2008, respectively. Annual amortization expense is expected to approximate $8.1 million for fiscal year 2010, $8.1 million for fiscal year 2011, $7.6 million for fiscal year 2012, $7.5 million for fiscal year 2013, and $8.1 million for fiscal year 2014.
10. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. Approximately 52% of our sales are generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.
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

Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of September 26, 2009 and March 28, 2009 were cash flow hedges under ASC Topic 815, Derivatives and Hedging (formerly known as FASB Statement No. 133). We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income (OCI) in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $131.6 million as of September 26, 2009 and $117.4 million as of March 28, 2009.
During the second quarter of fiscal year 2010, we recognized net gains of $1.0 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of September 26, 2009 mature within twelve months. For the quarter ended September 26, 2009, $4.3 million of losses, net of tax, were recorded in OCI to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $4.7 million as of September 27, 2008. For the quarter ended September 26, 2009, $4.3 million of losses, net of tax, may be reclassified to earnings within the next twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had non-designated foreign currency hedge contracts under Statement No. 133 outstanding in the contract amount of $37.8 million as of September 26, 2009 and $51.6 million as of March 28, 2009.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the six months ended September 26, 2009.

		Amount of Gain
	Amount of Loss	Reclassified		Amount
	Recognized	from OCI into	Location in	Excluded from	Location in
	in OCI	Earnings	Statement of	Effectiveness	Statement of
Derivative Instruments	(Effective Portion)	(Effective Portion)	Operations	Testing (*)	Operations
(in thousands)
Designated foreign currency hedge contracts	$(4,263)	$1,014	Net revenues	$410	Other income
Non-designated foreign currency hedge contracts	—	—		(2,385)	Other expense

	$(4,263)	$1,014		$(1,975)

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of September 26, 2009 or March 28, 2009.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 26, 2009, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of September 26, 2009 by type of contract and whether it is a qualifying hedge under Statement No. 133.

	Location in	Balance as of	Balance as of
(in thousands)	Balance Sheet	September 26, 2009	March 28, 2009
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,494	$3,936

		$1,494	$3,936

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued liabilities	$7,099	$2,914

		$7,099	$2,914

Other Fair Value Measurements
We adopted ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FASB Statement No. 157, Fair Value Measurement) as of March 30, 2008. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the six months ended September 26, 2009, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds, foreign currency derivative contracts, and contingent consideration. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.
ASC Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging (formerly known as FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the quarter ended September 26, 2009, we have classified our other liabilities — contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determined using significant unobservable inputs.
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 26, 2009:

	Quoted Market	Significant Other	Significant
	Prices for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$152,376	$—	$—	$152,376
Forward currency exchange contracts	—	1,494	—	1,494

	$152,376	$1,494	$—	$153,870

Liabilities
Forward currency exchange contracts	$—	$7,099	$—	$7,099
Other liabilities — contingent consideration	—	—	5,396	5,396

	$—	$7,099	$5,396	$12,495

A description of the methods used to determine the fair value of the Level 3 liabilities (other liabilities — contingent consideration) is included within Note 9 — Goodwill, Other Intangible Assets, and Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the six months ended September 26, 2009.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(in thousands)	(Level 3)
Beginning balance	$—
Transfers into Level 3	4,988
Change in value	408

Ending balance	$5,396

Statement No. 159
In February 2007, the FASB issued ASC Topic 825, Financial Instruments (formerly known as FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115) which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. We adopted ASC Topic 825 as of March 30, 2008 and did not elect the fair value option for our eligible financial assets and financial liabilities.
Other Fair Value Disclosures
The fair value of our long-term debt obligations was $5.6 million and $6.5 million at September 26, 2009 and September 27, 2008, respectively.

11. INCOME TAXES
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years or a statute of limitation’s expiration.
The reported tax rate was 30.8% for the three months ended September 26, 2009. The reported tax rate includes:
•	Our expected annual effective tax rate of 31.1%, comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and
The following discrete items:
•	A $0.7 million benefit (on an annual basis) from the remittance of Japanese earnings.

•	A $0.1 million cost from foreign tax assessments.
The reported tax rate was 35.1% for the three months ended September 27, 2008. The reported tax rate equaled the expected effective annual tax rate which reflected tax benefits from foreign taxes and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expense not deductible in all jurisdictions.
The reported tax rate was 30.5% for the six months ended September 26, 2009. The reported tax rate includes:
•	Our expected annual effective tax rate of 31.1%, comprised of the U.S. federal statutory rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and
The following discrete items:
•	A $0.7 million benefit (on an annual basis) from the remittance of Japanese earnings.
•	A $0.1 million cost from foreign tax assessments.
The reported tax rate was 32.4% for the six months ended September 27, 2008. The reported tax rate included:
•	A 35.1% expected effective annual tax rate which reflects tax benefits from foreign taxes and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions. The reported tax rate also included a $1.1 million reversal of previously accrued income taxes because of the expiration of the statute of limitations.
We conduct business globally and, as a result, file consolidated federal and separate state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2006.
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
13. DEFINED BENEFIT PENSION PLANS
Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	September 26, 2009	September 27, 2008
	(in thousands)
Service cost	$124	$150
Interest cost on benefit obligation	61	66
Expected return on plan assets	(15)	(19)
Amortization of unrecognized prior service cost, unrecognized
gain and unrecognized initial obligation	(10)	(4)

Net periodic benefit cost	$160	$193

	For the six months ended
	September 26, 2009	September 27, 2008
	(in thousands)
Service cost	$248	$300
Interest cost on benefit obligation	122	132
Expected return on plan assets	(30)	(38)
Amortization of unrecognized prior service cost, unrecognized
gain and unrecognized initial obligation	(20)	(8)

Net periodic benefit cost	$320	$386

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
Disposables include the plasma, blood bank, and hospital product lines. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma. Blood bank consists of disposables which separate whole blood for the subsequent collection of platelets, red cells, or a combination of red cells and plasma. Hospital consists of surgical disposables (principally the Cell Saver® autologous blood recovery system and cardioPAT® cardiovascular perioperative autotransfusion system), OrthoPAT® orthopedic perioperative autotransfusion system, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer).
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

Revenues from External Customers:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(in thousands)
Disposable revenues
Plasma disposables	$59,423	$49,924

Blood bank disposables
Platelet	37,250	36,294
Red cell	11,484	11,758

	48,734	48,052

Hospital disposables
Surgical	16,631	15,984
OrthoPAT	8,678	8,393
Diagnostics	4,282	4,763

	29,591	29,140

Disposables revenue	137,748	127,116

Software solutions	9,100	7,079
Equipment & other	10,222	11,724

Total revenues	$157,070	$145,919

	Six Months Ended
	September 26, 2009	September 27, 2008
	(in thousands)
Disposable revenues
Plasma disposables	$118,293	$96,792

Blood bank disposables
Platelet	71,557	71,953
Red cell	23,263	23,600

	94,820	95,553

Hospital disposables
Surgical	34,056	33,253
OrthoPAT	17,262	17,189
Diagnostics	9,279	9,857

	60,597	60,299

Disposables revenue	273,710	252,644

Software solutions	17,554	14,337
Equipment & other	19,894	23,054

Total revenues	$311,158	$290,035

15. REORGANIZATION
During the last two years, the Company has transformed aspects of its international businesses, and more recently, its U.S. domestic Technical Operations organizations. The following summarizes the restructuring activity for the six months ended September 26, 2009 and September 27, 2008, respectively:

	Six Months Ended September 26, 2009
					Restructuring
					Accrual
	Balance at			Asset	Balance at
(Dollars in thousands)	March 28, 2009	Cost Incurred	Payments	Write down	September 26, 2009
Employee-related costs	$2,730	$—	$(967)	$—	$1,763
Facility related costs	42	—	(42)	—	—
Other exit & termination costs	78	—	(78)	—	—

	$2,850	$—	$(1,087)	$—	$1,763

	Six Months Ended September 27, 2008
					Restructuring
					Accrual
	Balance at			Asset	Balance at
(Dollars in thousands)	March 29, 2008	Cost Incurred	Payments	Write down	September 27, 2008
Employee-related costs	$521	$1,988	$(1,498)	$—	$1,011
Facility related costs	42	71	(71)	—	42
Other exit & termination costs	78	—	—	—	78

	$641	$2,059	$(1,569)	$—	$1,131

16. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The Company implemented an Enterprise Resource Planning (ERP) system over the last three years.
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other (formerly known as AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $4.9 million and $2.0 million, respectively, during the six months ended September 26, 2009 and September 27, 2008, in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage. The total capitalized costs incurred to date include $1.8 million for the cost of the software license and $26.2 million in third party development costs and internal personnel costs.
The Company successfully completed the final major go-live milestone implementations in the ERP system during the first six months ended September 26, 2009.
In connection with the development of the software for our next generation Blood Bank apheresis platform, the Company capitalized $0.0 million and $0.7 million in software development costs during the six months ended September 26, 2009 and September 27, 2008, respectively, in accordance with ASC Topic 985-20, Software (formerly known as SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed). Since the start of the project, a total of $12.0 million in total software development costs has been capitalized in connection with the next generation Blood Bank apheresis platform. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. Work on the apheresis platform has been temporarily suspended while the Company focuses on completing another project, which is expected to be completed during fiscal year 2010. We will begin to amortize these costs when the device is released for sale.
Additionally, the Company capitalized $2.5 million and $1.6 million in other software development costs for ongoing initiatives during the six-months ended September 26, 2009 and September 27, 2008, respectively. At September 26, 2009, we have a total of $8.4 million of costs capitalized related to other in process software development initiatives. We will begin to amortize these costs when the products are released for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto, and the MD&A contained in our fiscal year 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2009. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 33.
Our Business
Haemonetics is a blood management solutions company for our customers. Anchored by our reputable medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.
Our Plasma and Blood Bank systems automate the collection and processing of donated blood, allowing users to collect only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our Diagnostics systems measure a surgical patient’s clotting ability thereby aiding surgeons in assessing the likelihood for patient blood loss. Our Surgical systems salvage and process surgical patient blood so the patient’s own blood is recovered and can be transfused back to the patient. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood banks and commercial plasma centers. Our business services products include consulting, Six Sigma, LEAN manufacturing and ImpactTM Opportunity Model offerings that support our customers’ needs for regulatory compliance and operational efficiency in the blood supply chain.
We either sell our devices to customers (resulting in equipment revenue) or place our devices with customers subject to certain conditions. When the device is placed and remains our property, the customer has the right to use it for a period of time as long as the customer meets certain conditions we have established, which among other things, generally include one or more of the following:
•	Purchase and consumption of a minimum level of disposables products;

•	Payment of monthly rental fees; and/or

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.
Our disposables revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 88% and 87% of our total revenues for both second quarter and first six months of fiscal year 2010 and 2009, respectively.

Financial Summary

	For the three months ended			For the six months ended
	September 26,	September 27,	% Increase/	September 26,	September 27,	% Increase/
(in thousands, except per share data)	2009	2008	(Decrease)	2009	2008	(Decrease)
Net revenues	$157,070	$145,919	7.6%	$311,158	$290,035	7.3%
Gross profit	$80,967	$74,689	8.4%	$163,910	$147,726	11.0%
% of net revenues	51.5%	51.2%		52.7%	50.9%

Operating expenses	$53,944	$51,080	5.6%	$110,560	$104,783	5.5%
Operating income	$27,023	$23,609	14.5%	$53,350	$42,943	24.2%
% of net revenues	17.2%	16.2%		17.1%	14.8%

Interest expense	$(255)	$(16)	1493.8%	$(463)	$(40)	1057.5%
Interest income	$103	$506	(79.6%)	$253	$1,160	(78.2%)
Other income, net	$(801)	$(1,290)	(37.9%)	$(1,135)	$(915)	24.0%

Income before taxes	$26,070	$22,809	14.3%	$52,005	$43,148	20.5%

Provision for income tax	$8,020	$8,002	0.2%	$15,882	$14,000	13.4%
% of pre-tax income	30.8%	35.1%		30.5%	32.4%

Net income	$18,050	$14,807	21.9%	$36,123	$29,148	23.9%
% of net revenues	11.5%	10.1%		11.6%	10.0%

Earnings per share-diluted	$0.69	$0.57	20.1%	$1.37	$1.11	23.7%

Net revenues increased 7.6% and 7.3% for the second quarter and first six months of fiscal year 2010 over the comparable periods of fiscal year 2009. The effects of foreign exchange accounted for an increase of 2.1% and 1.4% for the second quarter and six months, respectively. The remaining increase of 5.5% for the quarter and 5.9% for the six months is mainly due to increases in our plasma disposables revenue and software solutions revenue.
Gross profit increased 8.4% and 11.0% as compared to the second quarter and first six months of fiscal year 2009. The favorable effects of foreign exchange accounted for an increase of 3.4% and 5.8% for the second quarter and first six months of fiscal year 2010, respectively. The remaining increase of 5.0% for the quarter and 5.2% for the six months was due primarily to increased sales and manufacturing efficiencies. This was partly offset by changes in product mix driven by higher sales of our lower margin plasma products.
Operating expenses increased 5.6% and 5.5% for the second quarter and first six months of fiscal year 2010 over the comparable periods of fiscal year 2009. The favorable effects of foreign exchange accounted for a decrease in operating expenses of 0.5% for the quarter and 1.7% for the six months, respectively. Without the effects of foreign exchange, operating expenses increased 6.1% in the second quarter and 7.2% in the first six months of fiscal year 2010. The higher operating expenses are primarily related to increased investment in research and development, the expenses from recent acquisitions, expenses associated with our ERP Phase II go-live, and higher expenses due to the introduction of blood management solutions. The noted increases in operating expenses were partly offset by a lack of restructuring costs in the first six months of fiscal year 2010 when compared to the first six months of fiscal year 2009.
Operating income increased 14.5% and 24.2% for the second quarter and first six months of fiscal year 2010 over the comparable periods of fiscal year 2009. The effects of foreign exchange accounted for an increase of 11.8% and 23.7% for the second quarter and six months, respectively. Without the effects of foreign exchange operating income increased 2.7% for the quarter and 0.5% for the six months as a result of noted changes in gross profit and operating expenses.

Net income increased 21.9% and 23.7% for the second quarter and first six months of fiscal year 2010 over the comparable periods of fiscal year 2009. The main factors that affected net income were the increase in operating income and the reduction in tax rate.
RESULTS OF OPERATIONS
Net Revenues by Geography

	For the three months ended			For the six months ended
	September 26,	September 27,		September 26,	September 27,
(in thousands)	2009	2008	% Increase	2009	2008	% Increase
United States	$74,856	$66,511	12.5%	$149,869	$132,300	13.3%

International	82,214	79,408	3.5%	161,289	157,735	2.3%

Net revenues	$157,070	$145,919	7.6%	$311,158	$290,035	7.3%

International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world via a direct sales force as well as independent distributors and agents.
Our revenues generated outside the U.S. approximated 52% for both the second quarter and the first six months of fiscal year 2010 and 54% for both the second quarter and the first six months of fiscal year 2009. Revenues in Japan accounted for approximately 17.0% and 16.6% of total revenues for the second quarter of fiscal year 2010 and 2009, respectively and 16.4% and 15.9% of total revenues for the first six months of fiscal year 2010 and 2009, respectively. Revenues in Europe accounted for approximately 27.3% and 29.6% of total revenues for the second quarters of fiscal year 2010 and 2009 and 27.6% and 30.5% of total revenues for the first six months of fiscal year 2010 and 2009, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	For the three months ended			For the six months ended
	September 26,	September 27,	% Increase/	September 26,	September 27,	% Increase/
(in thousands)	2009	2008	(Decrease)	2009	2008	(Decrease)
Disposables	$137,748	$127,116	8.4%	$273,710	$252,644	8.3%
Software solutions	9,100	7,079	28.5%	17,554	14,337	22.4%
Equipment & other	10,222	11,724	(12.8%)	19,894	23,054	(13.7%)

Net revenues	$157,070	$145,919	7.6%	$311,158	$290,035	7.3%

Disposables Revenues by Product Type

	For the three months ended			For the six months ended
	September 26,	September 27,	% Increase/	September 26,	September 27,	% Increase/
(in thousands)	2009	2008	(Decrease)	2009	2008	(Decrease)
Plasma disposables	$59,423	$49,924	19.0%	$118,293	$96,792	22.2%

Blood bank disposables
Platelet	37,250	36,294	2.6%	71,557	71,953	(0.6%)
Red cell	11,484	11,758	(2.3%)	23,263	23,600	(1.4%)

	48,734	48,052	1.4%	94,820	95,553	(0.8%)

Hospital disposables
Surgical	16,631	15,984	4.0%	34,056	33,253	2.4%
OrthoPAT	8,678	8,393	3.4%	17,262	17,189	0.4%
Diagnostics	4,282	4,763	(10.1%)	9,279	9,857	(5.9%)

	29,591	29,140	1.5%	60,597	60,299	0.5%

Total disposables revenue	$137,748	$127,116	8.4%	$273,710	$252,644	8.3%

Disposables
Disposables include the Plasma, Blood Bank, and Hospital product lines. Disposables revenue increased 8.4% and 8.3% for the second quarter and the first six months of fiscal year 2010 over the comparable periods of fiscal year 2009. Foreign exchange resulted in a 1.8% and 1.2% increase for the quarter and six months. The remaining increase of 6.6% and 7.1% for the second quarter and the first six months of fiscal year 2010 were driven by increases in the Plasma product line, as discussed below.
Plasma
Plasma disposables revenue increased 19.0% and 22.2% for the second quarter and the first six months of fiscal year 2010 compared to the same periods in fiscal year 2009. Foreign exchange resulted in a 2.0% and 1.2% increase for the quarter and six months, respectively. For both the second quarter and first six months of fiscal year 2010 as compared to the same periods in fiscal year 2009, higher collections in both the U.S. and Europe, share gains, and, to a lesser extent, pricing were the main reasons for the remaining increase.
As supply-demand balance has been achieved between source plasma collected and used in pharmaceutical production, we are seeing a moderation in collections. The fractionation companies will continue to balance collections to support the underlying growth in demand for plasma drugs which we believe to be in the 7% range. With contractual price increases, new products, and market share gains, we anticipate that plasma disposable revenue growth will moderate, but continue to outpace collection market growth in the near term.
Blood Bank
Blood bank consists of platelet and red cell disposables.
Platelet disposables revenue increased 2.6% for the second quarter and decreased 0.6% for the first six months of fiscal year 2010 compared to the same periods in fiscal year 2009. Comparing the second quarter and the first six months of fiscal year 2010 to that of 2009, foreign exchange accounted for an increase of 2.3% and 2.1%, respectively. For the quarter, the remaining increase of 0.3% was the result of growth in China and Taiwan offset by share loss in Japan. Without the effect of currency, revenues decreased 2.7% in the first six months. The decrease was driven by the first quarter challenges in South Korea associated with the significant devaluation of South Korea’s currency, the Won, and by the reasons noted for the second quarter growth.
Red cell disposables decreased 2.3% and 1.4% for the second quarter and the first six months of fiscal year 2010 compared to the same periods in fiscal year 2009. Comparing the second quarter and the first six months of fiscal year 2010 to that of 2009, foreign exchange accounted for a decrease of 1.1% and 0.7%, respectively. The remaining decrease of 1.2% for the quarter and 0.7% for the six months was driven by lower demand for red cells, as a result of (i) fewer surgeries, thus a reduced demand for blood and (ii) 5% more donors due to the entry of 16 year olds to the blood donor population, which combined resulted in a reliance on a higher percentage of whole blood collections.
Hospital
Hospital consists of surgical, OrthoPAT, and diagnostics products.
Revenues from our surgical disposables increased 4.0% and 2.4% for the second quarter and the first six months of fiscal year 2010 compared to the same periods in fiscal year 2009. Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Foreign exchange resulted in an increase in surgical disposables revenue of 1.9% for the quarter and 2.1% for the six months. Without the effect of currency, surgical disposables increased 2.1% and 0.3% for the second quarter and the first six months, respectively. The increase was primarily the result of increases in sales of cardioPAT products, as more hospitals adopt the cardioPAT products.
Revenues from our OrthoPAT disposables increased 3.4% and 0.4% for the second quarter and the first six months of fiscal year 2010 compared to the same periods in fiscal year 2009. Foreign exchange had a minimal impact, a 0.5% increase, on OrthoPAT disposables revenue for the quarter and no impact on revenue for the first six months. The increase was primarily the result of market share gains.
Revenues from our diagnostics products decreased 10.1% and 5.9% for the second quarter and the first six months of fiscal year 2010 compared to the same periods in fiscal year 2009. Diagnostics product revenue consists principally of the TEG products. Comparing the second quarter and the first six months of fiscal year 2010 to that of 2009, foreign exchange accounted for an increase of 3.9% and 0.4%, respectively. Without the effect of currency, diagnostic product revenues decreased of 15.0% for the quarter and 6.3% for the six months. Diagnostics product revenue is unique, compared to revenue from other products, in that it includes TEG disposable and equipment sales. The revenue decline in the quarter and year-to-date are due to a decline in TEG equipment sales. The noted decrease was partly offset by an 11.1% and 10.0% increase in TEG disposables for the second quarter and the first six months of fiscal year 2010.
Software Solutions
Our software solutions revenues include revenue from software sales. Software solutions revenues increased 28.5% and 22.4% for the second quarter and the first six months of fiscal year 2010 over the comparable period of fiscal year 2009. Foreign exchange resulted in a 1.4% and 1.1% increase for the quarter and six months. The remaining increase of 27.1% and 21.3% for the second quarter and the first six months of fiscal year 2010 was driven by increased sales to commercial plasma customers and revenues associated with two recent acquisitions.
Equipment & Other
Our equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. Equipment & other revenues decreased 12.8% and 13.7% for the second quarter and the first six months of fiscal year 2010 over the comparable period of fiscal year 2009. Foreign exchange resulted in a 7.8% and 4.7% increase for the quarter and six months. Without the effect of currency, the decrease of 20.6% and 18.4% for the second quarter and the first six months of fiscal year 2010 is primarily the result of fewer equipment sales, particularly to distributor customers due to macro economic trends impacting health care funding.
Gross Profit

	For the three months ended			For the six months ended
	September 26,	September 27,		September 26,	September 27,
(in thousands)	2009	2008	% Increase	2009	2008	% Increase
Gross profit	$80,967	$74,689	8.4%	$163,910	$147,726	11.0%
% of net revenues	51.5%	51.2%		52.7%	50.9%
Gross profit increased 8.4% and 11.0% for the second quarter and the first six months of fiscal year 2010 as compared to the same periods of fiscal year 2009. Our gross profit margin improved 30 basis points for the second quarter and 180 basis points for the first six months of fiscal year 2010. The improvement was attributable to foreign exchange and improved manufacturing efficiencies, particularly for our plasma business. Product mix partly offset these improvements due to increased sales of our lower margin plasma products.
Operating Expenses

	For the three months ended			For the six months ended
	September 26,	September 27,		September 26,	September 27,
(in thousands)	2009	2008	% Increase	2009	2008	% Increase
Research, development and engineering	$6,475	$5,217	24.1%	$13,252	$11,061	19.8%
% of net revenues	4.1%	3.6%		4.3%	3.8%

Selling, general and administrative	$47,469	$45,863	3.5%	$97,308	$93,722	3.8%
% of net revenues	30.2%	31.4%		31.3%	32.3%

Total operating expenses	$53,944	$51,080		$110,560	$104,783
% of net revenues	34.3%	35.0%		35.5%	36.1%
Research, Development and Engineering
Research, development and engineering expenses increased 24.1% and 19.8% for the second quarter and the first six months of fiscal year 2010 as compared to the same periods of fiscal year 2009. The increase is a result of increased spending in the whole blood and Arryx blood diagnostics technologies.
Selling, General and Administrative
During the second quarter and first six months of fiscal year 2010, selling, general and administrative expenses increased 3.5% and 3.8%, respectively. Foreign exchange resulted in a 0.3% and 1.7% decrease in selling, general and administrative during the quarter. Excluding the impact of foreign exchange, selling, general and administrative expense increased 3.8% and 5.5% for the second quarter and six months. The increase was due primarily to (i) expenses brought on from recent acquisitions that had not been reflected in the second quarter of fiscal year 2009, (ii) expenses associated with our ERP Phase II go-live, and (iii) general selling, marketing and handling costs necessary to support the increase in sales and the introduction of blood management solutions. The noted increases were partly offset by a lack of restructuring costs in the first six months of fiscal year 2010 when compared to the first six months of fiscal year 2009.
Operating Income

	For the three months ended			For the six months ended
	September 26,	September 27,		September 26,	September 27,
(in thousands)	2009	2008	% Increase	2009	2008	% Increase
Operating income	$27,023	$23,609	14.5%	$53,350	$42,943	24.2%
% of net revenues	17.2%	16.2%		17.1%	14.8%
Operating income increased 14.5% and 24.2% for the second quarter and first six months of fiscal year 2010 as compared to the same periods of fiscal year 2009. Foreign exchange resulted in increases of 11.8% and 23.7% in operating income during the quarter and first six months, respectively. Without the effects of foreign currency, operating income increased 2.7% for the quarter and 0.5% for the first six months due to the net of sales and gross profit growth offset by increases in operating expenses.

Other (expense)/income,
net

	For the three months ended			For the six months ended
	September 26,	September 27,	%	September 26,	September 27,	%
(in thousands)	2009	2008	Increase	2009	2008	Decrease
Interest expense	$(255)	$(16)		$(463)	$(40)
Interest income	103	506		253	1,160
Other expense, net	(801)	(1,290)		(1,135)	(915)

Total other (expense)/income, net	$(953)	$(800)	19.1%	$(1,345)	$205	n.m.

Total other expense, net increased 19.1% for the second quarter and total other income, net decreased more than 100% for first six months of fiscal year 2010 as compared to the same periods of fiscal year 2009. The main reasons for the decrease is the net of (i) the increase in interest expense due to the accounting relating to the contingent consideration on a recent acquisition and (ii) the decrease in interest income due to significantly reduced investment yield.
Income Taxes

	For the three months ended			For the six months ended
	September 26,	September 27,		September 26,	September 27,	%
(in thousands)	2009	2008	% Decrease	2009	2008	Decrease
Reported income tax rate	30.8%	35.1%	(4.3%)	30.5%	32.4%	(1.9%)
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years or a statute of limitation’s expiration.
The reported tax rate was 30.8% for the three months ended September 26, 2009. The reported tax rate includes:
•	Our expected annual effective tax rate of 31.1%, comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and
The following discrete items:
•	A $0.7 million benefit (on an annual basis) from the remittance of Japanese earnings.

•	A $0.1 million cost from foreign tax assessments.
The reported tax rate was 35.1% for the three months ended September 27, 2008. The reported tax rate equaled the expected effective annual tax rate which reflected tax benefits from foreign taxes and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expense not deductible in all jurisdictions.
The reported tax rate was 30.5% for the six months ended September 26, 2009. The reported tax rate includes:
•	Our expected annual effective tax rate of 31.1%, comprised of the U.S. federal statutory rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and
The following discrete items:
•	A $0.7 million benefit (on an annual basis) from the remittance of Japanese earnings.

•	A $0.1 million cost from foreign tax assessments.

The reported tax rate was 32.4% for the six months ended September 27, 2008. The reported tax rate included:
•	A 35.1% expected effective annual tax rate which reflects tax benefits from foreign taxes and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions. The reported tax rate also included a $1.1 million reversal of previously accrued income taxes because of the expiration of the statute of limitations.
We conduct business globally and, as a result, file consolidated federal and separate state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2006.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	September 26, 2009	March 28, 2009
Cash & cash equivalents	$178,322	$156,721
Working capital	$293,302	$289,530
Current ratio	3.6	4.1
Net cash position (1)	$158,167	$150,683
Days sales outstanding (DSO)	68	67
Disposables finished goods inventory turnover	6.8	7.1

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures and acquisitions, new business and product development, and working capital for at least the next twelve months.

	For the six months ended		Increase/
(in thousands)	September 26, 2009	September 27, 2008	(Decrease)
Net cash provided by (used in):
Operating activities	$61,479	$41,777	$19,702
Investing activities	(52,261)	(28,737)	(23,524)
Financing activities	11,907	(33,825)	45,732
Effect of exchange rate changes on cash and cash equivalents (1)	476	(1,437)	1,913

Net increase/(decrease) in cash and cash equivalents	$21,601	$(22,222)	$43,823

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
In May 2009, Board of Directors approved a $40 million share repurchase. Through September 26, 2009, the Company repurchased 139,722 shares of its common stock for an aggregate purchase price of $7.6 million. Of the shares repurchased, 22,413 shares at an aggregate purchase price of $1.2 million had not yet settled as of September 26, 2009. At September 26, 2009, we had $32.4 million remaining on the $40 million share repurchase limit set by the Board of Directors.
Cash Flow Overview:
Six Month Comparison

Operating Activities:
Net cash provided by operating activities increased by $19.7 million in the first six months of fiscal year 2010 as compared to the first six months of 2009 due primarily to:
•	$7.0 million increase in net income;

•	$9.1 million reduced investment in accounts receivable due to improved collections over the same period last year;

•	$9.9 million reduced investment in inventories;

•	$6.2 million reduced investment in prepaid income taxes; and

•	$9.9 million reduced investment in other assets and other long-term liabilities partially offset by
•	the $5.9 million change in unrealized gain from hedging activities and

•	a $17.1 million increase in payments of accounts payable and accrued expenses that was primarily the result of a $13.7 million payment of (i) the fiscal year 2009 employee performance bonuses worldwide and (ii) the discretionary bonus for extraordinary performance to all employees other than the Chief Executive Officer and certain other executives during the first quarter of fiscal year 2010.
Investing Activities:
Net cash used in investing activities increased during the first six months of fiscal year 2010 as compared to the first six months of 2009 due primarily to the $12.8 million acquisition of SEBRA, the $6.6 million paid relating to the acquisition of Neoteric, and the $4.1 million increased spending in capital expenditures on property, plant, and equipment.
Financing Activities:
Net cash used in financing activities decreased by $45.7 million in the first six months of fiscal year 2010 as compared to the first six months of 2009 due primarily to:
•	$53.7 million decrease in cash paid out relating to stock repurchases and

•	$11.5 million increase in net borrowings under short-term revolving credit agreements partially offset by
•	$19.5 million decrease in exercise of stock options and related tax benefits.
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
Foreign Exchange
Our revenues generated outside the U.S. in local currencies approximated 52% for both the second quarter and the first six months of fiscal year 2010, yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.
Our primary foreign currency exposures in relation to the U.S. dollar are the Euro and the Japanese Yen. In response to the global economic turmoil and sharply increased volatility in the foreign exchange rates, we entered into forward contracts to hedge the anticipated cash flows from forecasted Great British Pound and Canadian Dollar denominated expenses.
It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year in advance of the foreign currency denominated cash flows, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. We enter into forward contracts that mature one month prior to the anticipated timing of the forecasted foreign currency denominated sales. These contracts are designated as cash flow hedges and are intended to lock in the expected cash flows of forecasted foreign currency denominated sales at the available spot rate. Actual spot rate gains and losses on these contracts are recorded in sales, at the same time the underlying transactions being hedged are recorded. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.
Presented below are the spot rates for our Euro and Japanese Yen cash flow hedges that settled in fiscal year 2009, settled the first six months of fiscal year 2010, or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales in Europe and Japan. The table also shows the relative strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period.

	First	Strengthen	Second	Strengthen	Third	Strengthen	Fourth	Strengthen
	Quarter	/ (Weaken)	Quarter	/ (Weaken)	Quarter	/ (Weaken)	Quarter	/ (Weaken)
Euro — Hedge Spot Rate (US$ per Euro)
FY09	1.3453		1.3704		1.4396		1.4908
FY10	1.5681	16.6%	1.4890	8.6%	1.3192	(8.4%)	1.2812	(14.1%)
FY11	1.3582	(13.4%)	1.4272	(4.2%)

Japanese Yen — Hedge Spot Rate (JPY per US$)
FY09	120.6432		116.7411		112.8810		106.2511
FY10	105.2792	12.7%	105.1132	10.0%	96.3791	14.6%	93.4950	12.0%
FY11	98.1677	6.8%	97.1902	7.5%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis. Accordingly, the only hedge contracts placed for fiscal year 2011 are for the first and second quarters.
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software — Revenue Recognition, (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The

Company is currently assessing the timing and method of adoption, as well as the possible impact of this guidance on its financial position and results of operations.
In June 2009, the FASB issued requirements under FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement became effective during our second quarter of fiscal year 2010 and its impact is reflected in our financial position and results of operation for the six months ended September 26, 2009.
Under ASC Topic 805, Business Combinations (formerly known as FASB Statement No. 141(R), Business Combinations), the FASB requires that all business combinations use the acquisition method (formerly the purchase method) and that an acquiring entity be identified in all business combinations. ASC Topic 805 also requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement became effective for our fiscal year 2010 and its impact is reflected in our financial position and results of operations for the six months ended September 26, 2009. The Company’s acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”) and asset acquisition of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc. during the first six months of fiscal year 2010 were both accounted for in accordance to the requirements of ASC Topic 805 — see Note 9.
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
Foreign exchange risk
See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At September 26, 2009, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

	(BUY) / SELL	Weighted Spot		Weighted Forward		Fair Value
Hedged Currency	Local Currency	Contract Rate		Contract Rate		Gain / (Loss)	Maturity
Euro	7,828,000	1.299		1.292		$(1,413,761)	Oct 2009 - Nov 2009
Euro	10,584,808	1.281		1.282		$(1,985,965)	Dec 2009 - Feb 2010
Euro	9,582,063	1.358		1.357		$(1,079,106)	Mar 2010 - May 2010
Euro	8,816,747	1.427		1.428		$(387,977)	Jun 2010 - Aug 2010
Japanese Yen	1,134,426,068	94.36	per US$	93.53	per US$	$(296,028)	Oct 2009 - Nov 2009
Japanese Yen	1,394,096,500	93.50	per US$	92.58	per US$	$(215,647)	Dec 2009 - Feb 2010
Japanese Yen	1,369,475,624	98.17	per US$	97.50	per US$	$(941,142)	Mar 2010 - May 2010
Japanese Yen	1,392,004,698	94.91	per US$	94.35	per US$	$(519,603)	Jun 2010 - Aug 2010
GBP	(711,970)	1.399		1.399		$167,372	Oct 2010
GBP	(2,274,093)	1.405		1.406		$512,921	Nov 2009 - Jan 2010
GBP	(2,276,051)	1.471		1.472		$359,711	Feb 2010 - Apr 2010
GBP	(2,727,724)	1.653		1.652		$(40,838)	May 2010 - Jul 2010
GBP	(818,502)	1.633		1.631		$3,609	Aug - 2010
CAD	(3,247,851)	1.113	per US$	1.111	per US$	$96,026	Oct 2009 - Dec 2009
CAD	(3,761,190)	1.088	per US$	1.086	per US$	$32,844	Jan 2010 - Mar 2010
CAD	(2,985,642)	1.096	per US$	1.095	per US$	$47,610	Apr 2010 - Jun 2010
CAD	(2,138,628)	1.108	per US$	1.108	per US$	$55,301	Jul 2010 - Aug 2010

						$(5,604,674)

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $11.6 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $13.2 million decrease in the fair value of the forward contracts.
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
At September 26, 2009, the fair value of our long-term debt was approximately $0.7 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $5.0 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.
Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at September 26, 2009, the fair value of our long-term debt would change by approximately $0.1 million.

ITEM 4. Controls and Procedures
We conducted an evaluation, as of September 26, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in the Company’s internal control over financial reporting occurred during the three months ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In December 2005, we filed a lawsuit against Baxter Healthcare SA and Fenwal Inc. in Massachusetts federal district court, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems. In March 2007, Baxter sold the Transfusion Technologies Division (which markets the ALYX product) to private investors, TPG, and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal ALYX system infringed Haemonetics’ patent and awarded us $15.7 million in damages for past infringement. On June 2, 2009, the court ruled that, in addition to paying the damages awarded by the jury, Fenwal must stop selling the ALYX consumable by December 1, 2010 and must pay Haemonetics a 10% royalty on ALYX consumable net sales from January 30, 2009 until December 1, 2010 when the injunction takes effect. In addition, the court awarded pre-judgment interest at 5% on the unpaid damages awarded. On August 19, 2009, an amended judgment was issued under which Haemonetics was awarded $11.3 million for lost profits suffered as a result of the infringement, $4.4 million in royalty damages suffered as a result of the infringement, and prejudgment interest of $2.3 million for a total award of $18.0 million. These rulings may be appealed by Fenwal or Baxter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Through September 26, 2009, the Company repurchased 139,722 shares of its common stock for an aggregate purchase price of $7.6 million. Of the shares repurchased, 22,413 shares at an aggregate purchase price of $1.2 million had not yet settled as of September 26, 2009. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued). In April 2 2009, the Board of Directors set a $40.0 million share repurchase expenditure limit which was publicly announced. At September 26, 2009 we had $32.4 million remaining on the $40.0 million share repurchase limit set by the Board of Directors.
All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

			Total Dollar Value	Maximum Dollar
		Average Price	of Shares Purchased	Value of Shares that
	Total Number	Paid per Share	as Part of Publicly	May Yet be
	of Shares	including	Announced Plans	Purchased Under the
Period	Repurchased	Commissions	or Programs	Plans or Programs
Aug. 23, 2009 to Sept. 26, 2009	139,722	$54.83	$7,579,989	$32,420,011

Total	139,722	$54.83	$7,579,989	$32,420,011

Item 3. Defaults upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
On July 30, 2009 the Company held its annual meeting of stockholders. At the meeting, Ronald Gelbman and Brad Nutter were re-elected as Directors for a term ending in 2012. The voting results were as follows:
Ronald Gelbman                For: 24,207,111                      Withheld: 373,408
Brad Nutter                        For: 23,819,968                       Withheld: 760,551
The other members of the Board of Directors whose terms continued after the meeting were:
Serving a Term Ending in 2010 — Susan Bartlett Foote, Pedro P. Granadillo, and Mark W. Kroll, Ph.D.
Serving a Term Ending in 2011 — Lawrence Best, Brian Concannon, and Ronald Merriman
At the meeting, the stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as independent public accountants for the current fiscal year. The vote was as follows:
For: 23,158,297                  Against: 1,417,607                  Abstain: 4,614                     Broker Non-Vote: —
Item 5. Other Information
     None
Item 6. Exhibits

10Z	2005 Long-Term Incentive Compensation Plan effective July 27, 2005, as amended July 31, 2008 and July 29, 2009

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
Date: November 4, 2009	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2009	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice
President Business Development (Principal Financial Officer)