Form 10-Q
period 2009-12-26
HAEMONETICS CORP
filed 2010-02-03
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: December 26, 2009	Commission File Number: 1-14041
HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2882273 (I.R.S. Employer Identification No.)
400 Wood Road, Braintree, MA 02184
(Address of principal executive offices)
Registrant’s telephone number, including area code: (781) 848-7100
Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐       No ☑
The number of shares of $.01 par value common stock outstanding as of December 26, 2009:
25,123,343

HAEMONETICS CORPORATION
INDEX

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	Three months ended		Nine months ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Net revenues	$165,169	$155,447	$476,326	$445,482
Cost of goods sold	79,722	77,151	226,969	219,460

Gross profit	85,447	78,296	249,357	226,022

Operating expenses:

Research, development and engineering	6,461	5,840	19,714	16,901
Selling, general and administrative	53,151	47,965	150,459	141,687

Total operating expenses	59,612	53,805	170,173	158,588

Operating income	25,835	24,491	79,184	67,434
Interest expense	(248)	(20)	(722)	(54)
Interest income	56	469	309	1,623
Other expense, net	(266)	(1,451)	(1,389)	(2,366)

Income before provision for income taxes	25,377	23,489	77,382	66,637
Provision for income taxes	7,091	7,273	22,973	21,272

Net income	$18,286	$16,216	$54,409	$45,365

Basic income per common share
Net income	$0.72	$0.64	$2.13	$1.79

Income per common share assuming dilution
Net income	$0.71	$0.62	$2.08	$1.73

Weighted average shares outstanding
Basic	25,289	25,375	25,544	25,340
Diluted	25,907	26,056	26,150	26,163
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 26, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,993	$156,721
Accounts receivable, less allowance of $2,569 at December 26, 2009 and $2,312 at March 28, 2009	114,732	113,598
Inventories, net	78,806	76,522
Deferred tax asset, net	8,777	7,190
Prepaid expenses and other current assets	22,799	28,362

Total current assets	394,107	382,393
Property, plant and equipment:
Land, building and building improvements	48,249	42,540
Plant equipment and machinery	111,022	108,572
Office equipment and information technology	72,067	52,461
Haemonetics equipment	209,711	194,290

Total property, plant and equipment	441,049	397,863
Less: accumulated depreciation	(287,043)	(260,056)

Net property, plant and equipment	154,006	137,807
Other assets:
Intangible assets, less amortization of $31,088 at December 26, 2009 and $25,508 at March 28, 2009	74,496	65,261
Goodwill	71,255	56,426
Deferred tax asset, long term	2,814	3,007
Other long-term assets	5,534	4,799

Total other assets	154,099	129,493

Total assets	$702,212	$649,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$15,132	$695
Accounts payable	23,740	20,652
Accrued payroll and related costs	28,036	30,771
Accrued income taxes	5,536	2,833
Deferred tax liability	120	17
Other liabilities	34,581	37,895

Total current liabilities	107,145	92,863

Long-term debt, net of current maturities	4,778	5,343
Long-term deferred tax liability	3,658	3,129
Other long-term liabilities	13,551	8,474

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding— 25,123,343 shares at December 26, 2009 and 25,622,449 shares at March 28, 2009	252	256
Additional paid-in capital	236,553	226,829
Retained earnings	330,680	309,516
Accumulated other comprehensive income	5,595	3,283

Total stockholders’ equity	573,080	539,884

Total liabilities and stockholders’ equity	$702,212	$649,693

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income / (Loss)	Equity	Income

Balance, March 28, 2009	25,622	$256	$226,829	$309,516	$3,283	$539,884

Employee stock purchase plan	66	1	2,908	—	—	2,909
Exercise of stock options and related tax benefit	170	2	5,989	—	—	5,991
Shares repurchased	(735)	(7)	(6,748)	(33,245)	—	(40,000)
Stock compensation expense	—	—	7,575	—	—	7,575
Net income	—	—	—	54,409	—	54,409	$54,409
Foreign currency translation adjustment	—	—	—	—	4,706	4,706	4,706
Unrealized loss on hedges, net of tax	—	—	—	—	(2,836)	(2,836)	(2,836)
Reclassification of hedge loss to earnings, net of tax	—	—	—	—	442	442	442

Comprehensive income	—	—	—	—	—	—	$56,721

Balance, December 26, 2009	25,123	$252	$236,553	$330,680	$5,595	$573,080

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Cash Flows from Operating Activities:
Net income	$54,409	$45,365
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	31,781	29,841
Stock compensation expense	7,575	7,307
Loss on sales of plant, property and equipment	296	142
Unrealized (gain)/loss from hedging activities	(1,578)	2,333
Accretion of interest expense on contingent consideration	631	—
Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	4,183	(7,936)
Decrease/(increase) in inventories	297	(8,920)
Decrease/(increase) in prepaid income taxes	5,452	(1,316)
Increase in other assets and other long-term liabilities	128	(3,763)
Tax benefit of exercise of stock options	1,207	2,688
(Decrease)/increase in accounts payable and accrued expenses	(10,400)	6,917

Net cash provided by operating activities	93,981	72,658
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(44,876)	(45,670)
Proceeds from sale of property, plant and equipment	610	2,522
Acquisition of SEBRA	(12,845)	—
Acquisition of Neoteric	(6,613)	—
Acquisition of Medicell	(307)	(2,459)

Net cash used in investing activities	(64,031)	(45,607)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(565)	(515)
Net increase/(decrease) in short-term revolving credit agreements	13,595	(2,431)
Employee stock purchase plan	2,909	2,659
Exercise of stock options	5,078	20,299
Excess tax benefit on exercise of stock options	180	6,106
Share repurchase	(40,000)	(59,998)

Net cash used in financing activities	(18,803)	(33,880)
Effect of exchange rates on cash and cash equivalents	1,125	(1,399)

Net Increase/(Decrease) in Cash and Cash Equivalents	12,272	(8,228)
Cash and Cash Equivalents at Beginning of Year	156,721	133,553

Cash and Cash Equivalents at End of Period	$168,993	$125,325

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$4,118	$6,174

Supplemental Disclosures of Cash Flow Information:
Interest paid	$425	$414

Income taxes paid	$15,521	$19,951

The accompanying notes are an integral part of these consolidated financial statements

1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the nine months ended December 26, 2009. Operating results for the nine month period ended December 26, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2010, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 28, 2009.
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

2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software — Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company is currently assessing the timing and method of adoption, as well as the possible impact of this guidance on its financial position and results of operations.
In June 2009, the FASB issued requirements under FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement became effective during our second quarter of fiscal year 2010 and its impact is reflected in our financial position and results of operation for the nine months ended December 26, 2009.
Under ASC Topic 805, Business Combinations (formerly known as FASB Statement No. 141(R), Business Combinations), the FASB requires that all business combinations use the acquisition method (formerly the purchase method) and that an acquiring entity be identified in all business combinations. ASC Topic 805 also requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement became effective for our fiscal year 2010 and its impact is reflected in our financial position and results of operations for the nine months ended December 26, 2009. The Company’s acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”) and asset acquisition of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc. during the first nine months of fiscal year 2010 were both accounted for in accordance to the requirements of ASC Topic 805 — see Note 9.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 has not yet been incorporated into the Codification. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167, if any, will have on its financial condition, results of operations or cash flows.

3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	December 26,	December 27,
	2009	2008
	(in thousands, except per share amounts)
Basic EPS
Net income	$18,286	$16,216

Weighted average shares	25,289	25,375

Basic income per share	$0.72	$0.64

Diluted EPS
Net income	$18,286	$16,216

Basic weighted average shares	25,289	25,375
Net effect of common stock equivalents	617	681

Diluted weighted average shares	25,907	26,056

Diluted income per share	$0.71	$0.62

	For the Nine Months Ended
	December 26,	December 27,
	2009	2008
	(in thousands, except per share amounts)
Basic EPS
Net income	$54,409	$45,365

Weighted average shares	25,544	25,340

Basic income per share	$2.13	$1.79

Diluted EPS
Net income	$54,409	$45,365

Basic weighted average shares	25,544	25,340
Net effect of common stock equivalents	606	823

Diluted weighted average shares	26,150	26,163

Diluted income per share	$2.08	$1.73

Weighted average shares outstanding, assuming dilution, excludes the impact of 0.8 million stock options for both the third quarter and first nine months of fiscal year 2010 and 0.7 and 0.5 million stock options for the third quarter and the first nine months, respectively, of fiscal year 2009 because these securities were anti-dilutive during the noted periods.
4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $7.6 and $7.3 million was recognized for the nine months ended December 26, 2009 and December 27, 2008, respectively. The related income tax benefit recognized was $2.3 and $2.1 million for the nine months ended December 26, 2009 and December 27, 2008, respectively. We recognize stock-based compensation on a straight line basis.
For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 28, 2009. Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors. With the exception of one performance based restricted stock unit granted during the second quarter of fiscal year 2010 and one option and one restricted stock unit granted during the third quarter of fiscal year 2010, all options, restricted stock awards and restricted stock units granted to employees in the nine months ended December 26, 2009 vest over a four year period of time and the options expire not more than 7 years from the date of grant.
Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized are reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $0.0 million and $0.7 million for the three months ended December 26, 2009 and December 27, 2008, respectively, and $0.2 million and $6.1 million for the nine months ended December 26, 2009 and December 27, 2008, respectively.
A summary of information related to stock options is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Life (Years)	($000’s)
Outstanding at March 28, 2009	3,054,724	$42.54	4.23	$37,601

Granted	32,845	55.37
Exercised	(32,462)	28.00
Forfeited	(6,716)	49.75

Outstanding at June 27, 2009	3,048,391	$42.82	4.03	$43,917

Granted	52,594	59.27
Exercised	(62,728)	39.13
Forfeited	(24,516)	51.83

Outstanding at September 26, 2009	3,013,741	$43.11	3.72	$38,595

Granted	293,215	52.94
Exercised	(51,318)	40.19
Forfeited	(50,827)	42.27

Outstanding at December 26, 2009	3,204,811	$44.07	3.85	$37,758

Exercisable at December 26, 2009	2,243,325	$40.07	3.09	$35,232

Vested or expected to vest at December 26, 2009	2,996,737	$43.44	3.74	$37,167

The total intrinsic value of options exercised during the three month period ended December 26, 2009 and December 27, 2008, was $0.8 million and $2.8 million, respectively, and $2.7 million and $21.6 million for the nine month period ended December 26, 2009 and December 27, 2008, respectively.

As of December 26, 2009 and December 27, 2008, there was $10.9 million and $13.8 million, respectively, of total unrecognized compensation cost related to non vested stock options. That cost is expected to be recognized over a weighted average period of 2.6 years and 2.4 years, respectively. The total fair value of shares fully vested during the nine months ended December 26, 2009 was $25.9 million and during the nine months ended December 27, 2008 was $29.0 million.
The weighted average fair value for our options granted in the first nine months of fiscal year 2010 and 2009 was $14.92 and $16.67, respectively. The assumptions utilized for option grants during the periods presented are as follows:

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Stock Options Black-Scholes assumptions (weighted average):
Volatility	28.34%	29.79%
Expected life (years)	4.9	4.9
Risk-free interest rate	2.46%	2.69%
Dividend yield	0.00%	0.00%
As of December 26, 2009 and December 27, 2008, there was $0.1 and $0.3 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.4 years and 1.9 years, respectively. The total fair value of restricted stock awards vested was $0.1 million for both the nine months ended December 26, 2009 and December 27, 2008.
A summary of information related to restricted stock awards is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at March 28, 2009	10,956	$50.97

Released	(2,500)	$48.09

Nonvested at June 27, 2009	8,456	$51.82

Canceled	(3,456)	$57.22

Nonvested at September 26, 2009	5,000	$48.09

Nonvested at December 26, 2009	5,000	$48.09

As of December 26, 2009 and December 27, 2008, there was $4.5 million and $4.2 million, respectively, of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.6 years and 3.4 years, respectively. The total fair value of shares fully vested was $1.5 million and $0.8 million for the nine months ended December 26, 2009 and December 27, 2008, respectively.

A summary of information related to restricted stock units is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date
Nonvested at March 28, 2009	102,302	$53.48

Granted	2,501	$54.09
Vested	(289)	$52.69
Forfeited	(598)	$52.66

Nonvested at June 27, 2009	103,916	$53.50

Granted	6,716	$58.98
Vested	(3,324)	$59.11
Forfeited	(2,639)	$51.89

Nonvested at September 26, 2009	104,669	$53.88

Granted	33,376	$52.11
Vested	(23,626)	$54.42
Forfeited	(3,689)	$52.70

Nonvested at December 26, 2009	110,730	$53.61

As of December 26, 2009 and December 27, 2008, there was $0.2 million and $0.3 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares. That cost is recognized over the remaining purchase period.
During the nine months ended December 26, 2009 and December 27, 2008, there were 66,100 and 59,263 shares purchased under the ESPP, respectively. They were purchased at $44.01 and $44.86 per share under the ESPP, respectively.
5. ACCOUNTING FOR SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of goods sold with the exception of $3.0 million and $3.1 million for the three months ended December 26, 2009 and December 27, 2008, respectively, and $8.8 million and $9.0 million for the nine months ended December 26, 2009 and December 27, 2008, respectively, that are included in selling, general, and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
6. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	December 26,	December 27,
	2009	2008
	(in thousands)
Warranty accrual as of the beginning of the period	$1,725	$992
Warranty provision	224	595
Warranty spending	(805)	(411)

Warranty accrual as of the end of the period	$1,144	$1,176

	For the nine months ended
	December 26,	December 27,
	2009	2008
	(in thousands)
Warranty accrual as of the beginning of the period	$1,835	$929
Warranty provision	857	1,296
Warranty spending	(1,548)	(1,049)

Warranty accrual as of the end of the period	$1,144	$1,176

7. COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	December 26, 2009	December 27, 2008
Net income	$18,286	$16,216

Other comprehensive income:
Foreign currency translation	(1,349)	(2,328)
Unrealized gain/(loss) on cash flow hedges, net of tax	1,427	(2,857)
Reclassifications into earnings of cash flow hedge losses, net of tax	1,456	331

Total comprehensive income	$19,820	$11,362

	For the nine months ended
(In thousands)	December 26, 2009	December 27, 2008
Net income	$54,409	$45,365

Other comprehensive income:
Foreign currency translation	4,706	(7,983)
Unrealized (loss)/gain on cash flow hedges, net of tax	(2,836)	1,833
Reclassifications into earnings of cash flow hedge (gains)/losses, net of tax	442	4,269

Total comprehensive income	$56,721	$43,484

8. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

	December 26, 2009	March 28, 2009
	(in thousands)
Raw materials	$25,744	$23,778
Work-in-process	4,492	8,732
Finished goods	48,570	44,012

	$78,806	$76,522

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND ACQUISITIONS
Goodwill
The change in the carrying amount of our goodwill during the nine months ended December 26, 2009 is as follows (in thousands):

Carrying amount as of March 28, 2009	$56,426
SEBRA (a)	4,602
L’Attitude Medical Systems Inc. (Neoteric) (b)	8,409
Altivation Software Inc. (c)	420
Medicell Ltd. (d)	583
Effect of change in rates used for translation	815

Carrying amount as of December 26, 2009	$71,255

(a)	A description of the acquisition of SEBRA ®, which occurred on September 4, 2009, is included later in this footnote.

(b)	A description of the acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”), which occurred on April 16, 2009, is included later in this footnote.

(c)	See Note 3, Acquisitions, in our fiscal year 2009 Form 10-K for a full description of the acquisition of Altivation Software (“Altivation”), which occurred on March 27, 2009.

(d)	See Note 3, Acqusitions, in our fiscal year 2009 Form 10-K for a full description of the acquisition of Medicell Ltd. (“Medicell”), which occurred on April 4, 2008.

Other Intangible Assets

			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
As of December 26, 2009	(in thousands)	(in thousands)	(in years)
Patents	$11,886	$5,553	11
Capitalized software	22,528	933	6
Other technology	37,118	13,377	12
Customer contracts and related relationships	32,936	10,686	12
Trade names	1,116	539	7

Total intangibles	$105,584	$31,088	10

			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
As of March 28, 2009	(in thousands)	(in thousands)	(in years)
Patents	$12,008	$4,945	11
Capitalized software	18,994	572	6
Other technology	28,784	11,501	12
Customer contracts and related relationships	29,886	8,240	12
Trade names	1,097	250	7

Total intangibles	$90,769	$25,508	11

On September 4, 2009, Haemonetics acquired the assets of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc., a leading provider of blood and medical manufacturing technologies. SEBRA products, which include tubing sealers, blood shakers, sterile connection systems, mobile lounges and ancillary products used in blood collection and processing, complement Haemonetics’ portfolio and add even greater depth to Haemonetics Blood Bank and Plasma product lines. The acquisition will give Haemonetics entry into the whole blood collection market, an important strategic position as Haemonetics prepares to enter this market with an automated whole blood collection system. The purchase price was $12.8 million.
The purchase price was preliminarily allocated to core technology of $3.4 million, customer relationships of $2.5 million, trade accounts receivables of $1.0 million, inventory of $1.3 million, and goodwill of $4.6 million. The Company is still in the process of evaluating the information necessary to determine the fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has completed this evaluation, which will occur not later than one year from the acquisition date. Net revenues for the SEBRA operations after the acquisition date of $2.1 million are included in our consolidated results for the nine months ended December 26, 2009.
On April 16, 2009, Haemonetics acquired the outstanding shares of L’Attitude Medical Systems Inc. (“Neoteric”). Neoteric is a medical information management company that markets a full end-to-end suite of products to track, allocate, release, and dispense hospital blood units while controlling inventory and recording the disposition of blood. The acquisition strategically broadened Haemonetics’ blood management solutions. The purchase price was $6.6 million plus contingent consideration.
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
The contingent consideration is based upon future operating performance and is not contractually limited. The purchase price was allocated to other intangible assets of $5.0 million, deferred tax liabilities of $1.6 million, and goodwill of $8.4 million. The Company is still in the process of evaluating the information necessary to determine the fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has completed this evaluation, which will occur not later than one year from the acquisition date. Net revenues of the Neoteric operations after the acquisition date of $1.9 million are included in our consolidated results for the nine months ended December 26, 2009 and $0.6 million of interest expense has been recorded relating to the accretion of the noted contingent consideration for the first nine months of fiscal year 2010.
In addition to the acquisition of SEBRA and Neoteric discussed above, changes to the net carrying value of our intangible assets from March 28, 2009 to December 26, 2009, reflect the capitalization of software costs associated with our devices and software products (see Note 16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
Amortization expense for amortized intangible assets was $2.0 million and $1.4 million for the three months ended December 26, 2009 and December 27, 2008, respectively, and $5.5 and $4.4 for the nine months ended December 26, 2009 and December 27, 2008, respectively. Annual amortization expense is expected to approximate $7.9 million for fiscal year 2010, $8.7 million for fiscal year 2011, $8.2 million for fiscal year 2012, $8.1 million for fiscal year 2013, and $8.7 million for fiscal year 2014.
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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of December 26, 2009 and March 28, 2009 were cash flow hedges under ASC Topic 815, Derivatives and Hedging (formerly known as FASB Statement No. 133). We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income (OCI) in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $136.7 million as of December 26, 2009 and $117.4 million as of March 28, 2009.
During the third quarter of fiscal year 2010, we recognized net losses of $0.4 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of December 26, 2009 mature within twelve months. For the quarter ended December 26, 2009, $1.4 million of gains, net of tax, were recorded in OCI to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $4.3 million as of December 27, 2008. At December 26, 2009, $2.8 million of losses, net of tax, may be reclassified to earnings within the next twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had non-

designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $29.0 million as of December 26, 2009 and $51.6 million as of March 28, 2009.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the nine months ended December 26, 2009.

		Amount of Loss
	Amount of Loss	Reclassified		Amount
	Recognized	from OCI into	Location in	Excluded from	Location in
	in OCI	Earnings	Statement of	Effectiveness	Statement of
Derivative Instruments	(Effective Portion)	(Effective Portion)	Operations	Testing (*)	Operations

(in thousands)
Designated foreign currency hedge contracts	$(2,836)	$(442)	Net revenues	$466	Other income
Non-designated foreign currency hedge contracts	—	—		(3,132)	Other expense

	$(2,836)	$(442)		$(2,666)

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of December 26, 2009 or March 28, 2009.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 26, 2009, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of December 26, 2009 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

		Balance as of
	Location in	December 26,	Balance as of
(in thousands)	Balance Sheet	2009	March 28, 2009
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,948	$3,936

		$1,948	$3,936

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued liabilities	$3,590	$2,914

		$3,590	$2,914

Other Fair Value Measurements
We adopted ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FASB Statement No. 157, Fair Value Measurement) as of March 30, 2008. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the nine months ended December 26, 2009, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging (formerly known as FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the quarter ended December 26, 2009, we have classified our other liabilities – contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determined using significant unobservable inputs.

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 26, 2009:

		Significant
	Quoted Market	Other	Significant
	Prices for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$135,420	$—	$—	$135,420
Forward currency exchange contracts	—	1,948	—	1,948

	$135,420	$1,948	$—	$137,368

Liabilities
Forward currency exchange contracts	$—	$3,590	$—	$3,590
Other liabilities — contingent consideration	—	—	5,619	5,619

	$—	$3,590	$5,619	$9,209

A description of the methods used to determine the fair value of the Level 3 liabilities (other liabilities — contingent consideration) is included within Note 9 — Goodwill, Other Intangible Assets, and Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the nine months ended December 26, 2009.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(in thousands)	(Level 3)
Beginning balance	$—
Transfers into Level 3	4,988
Change in value	631

Ending balance	$5,619

ASC Topic 825
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
Other Fair Value Disclosures
The fair value of our long-term debt obligations was $5.4 million and $6.2 million at December 26, 2009 and December 27, 2008, respectively.
11. INCOME TAXES
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years or a statute of limitation’s expiration.

The reported tax rate was 27.9% for the three months ended December 26, 2009. The reported tax rate includes:
•	Our expected annual effective tax rate of 31.1% , comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, offset in part by the state tax provision and stock compensation expenses not deductible in all jurisdictions; and
The following net discrete items:
•	A $0.8 million benefit from the expected full utilization of the foreign tax gross-up associated with a FY10 dividend from Japan

•	A $0.1 million benefit from the expiration of various reserves, the fiscal year 2009 provision to return analysis and foreign and state tax assessments.
The reported tax rate was 31.0% for the three months ended December 27, 2008. The reported tax rate equaled the expected effective annual tax rate which reflected tax benefits from foreign taxes and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expense not deductible in all jurisdictions.
The reported tax rate was 29.7% for the nine months ended December 26, 2009. The reported tax rate includes:
•	Our expected annual effective tax rate of 31.1%, comprised of the U.S. federal statutory rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and
The following discrete items:
•	A $0.1 million benefit from the expiration of various reserves, the fiscal year 2009 provision to return analysis and foreign and state tax assessments.

•	A $1.2 million benefit (on a year to date basis) from the expected full utilization of the foreign tax gross-up associated with a FY10 dividend from Japan.
The reported tax rate was 31.9% for the nine months ended December 27, 2008. The reported tax rate included:
•	A 35.1% expected effective annual tax rate which reflects tax benefits from foreign taxes and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions. The reported tax rate also included a $1.1 million reversal of previously accrued income taxes because of the expiration of the statute of limitations.
We conduct business globally and, as a result, file consolidated federal and separate state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2007.
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
13. DEFINED BENEFIT PENSION PLANS
Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	December 26,	December 27,
	2009	2008
	(in thousands)
Service cost	$124	$150
Interest cost on benefit obligation	61	66
Expected return on plan assets	(15)	(19)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(10)	(4)

Net periodic benefit cost	$160	$193

	For the nine months ended
	December 26,	December 27,
	2009	2008
	(in thousands)
Service cost	$372	$450
Interest cost on benefit obligation	183	198
Expected return on plan assets	(45)	(57)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(30)	(12)

Net periodic benefit cost	$480	$579

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
Disposables include the plasma, blood bank, and hospital product lines. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma. Blood bank consists of disposables which separate whole blood for the subsequent collection of platelets, red cells, or a combination of these components. Hospital consists of surgical disposables (principally the Cell Saver® autologous blood recovery system and cardioPAT® cardiovascular perioperative autotransfusion system), OrthoPAT® orthopedic perioperative autotransfusion system, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer).
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

Revenues from External Customers:

	Three Months Ended
	December 26, 2009	December 27, 2008
	(in thousands)
Disposable revenues
Plasma disposables	$59,177	$53,594

Blood bank disposables
Platelet	39,793	36,435
Red cell	12,022	13,051

	51,815	49,486

Hospital disposables
Surgical	17,864	17,742
OrthoPAT	9,864	9,112
Diagnostics	5,813	5,225

	33,541	32,079

Disposables revenue	144,533	135,159

Software solutions	8,256	7,576
Equipment & other	12,380	12,712

Total revenues	$165,169	$155,447

	Nine Months Ended
	December 26, 2009	December 27, 2008
	(in thousands)
Disposable revenues
Plasma disposables	$177,469	$150,386

Blood bank disposables
Platelet	111,350	108,388
Red cell	35,285	36,651

	146,635	145,039

Hospital disposables
Surgical	51,920	50,995
OrthoPAT	27,126	26,301
Diagnostics	15,092	15,082

	94,138	92,378

Disposables revenue	418,242	387,803

Software solutions	25,810	21,913
Equipment & other	32,274	35,766

Total revenues	$476,326	$445,482

15. REORGANIZATION
During the last two years, the Company has transformed aspects of its international businesses, and more recently, its U.S. domestic Technical Operations organizations. The following summarizes the restructuring activity for the nine months ended December 26, 2009 and December 27, 2008, respectively:

	Nine Months Ended December 26, 2009
					Restructuring
					Accrual
	Balance at			Asset	Balance at
(Dollars in thousands)	March 28, 2009	Cost Incurred	Payments	Write down	December 26, 2009
Employee-related costs	$2,730	$—	$(1,387)	$—	$1,343
Facility related costs	42	—	(42)	—	—
Other exit & termination costs	78	—	(78)	—	—

	$2,850	$—	$(1,507)	$—	$1,343

	Nine Months Ended December 27, 2008
					Restructuring
					Accrual
	Balance at			Asset	Balance at
(Dollars in thousands)	March 29, 2008	Cost Incurred	Payments	Write down	December 27, 2008
Employee-related costs	$521	$1,994	$(1,886)	$—	$629
Facility related costs	42	71	(71)	—	42
Other exit & termination costs	78	—	—	—	78

	$641	$2,065	$(1,957)	$—	$749

16. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The Company implemented an Enterprise Resource Planning (ERP) system over the last three years.
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other (formerly known as AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $4.9 million and $4.5 million, respectively, during the nine months ended December 26, 2009 and December 27, 2008, in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage. The total capitalized costs incurred include $1.8 million for the cost of the software license and $26.1 million in third party development costs and internal personnel costs. The capitalized costs are included as a component of property, plant and equipment in the consolidated financial statements.
The Company successfully completed the final major go-live milestone implementations in the ERP system during the first nine months ended December 26, 2009.
In connection with the development of the software for our next generation Blood Bank apheresis platform, the Company capitalized $0.0 million and $0.8 million in software development costs during the nine months ended December 26, 2009 and December 27, 2008, respectively, in accordance with ASC Topic 985-20, Software (formerly known as SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed). Since the start of the project, a total of $12.0 million in total software development costs has been capitalized in connection with the next generation Blood Bank apheresis platform. All costs capitalized were incurred after a detailed design of the software was developed and research and development activities on the underlying device were completed. Work on the apheresis platform has been temporarily suspended while the Company focuses on completing another project, which is expected to be completed during fiscal year 2010. We will begin to amortize these costs when the device is released for sale.
Additionally, the Company capitalized $3.5 million and $2.3 million in other software development costs for ongoing initiatives during the nine-months ended December 26, 2009 and December 27, 2008, respectively. At December 26, 2009, we have a total of $9.5 million of costs capitalized related to other in process software development initiatives of which $4.1 million has been placed into service to date. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

17. SUBSEQUENT EVENT
On January 31, 2010, the Company entered a definitive agreement under which we will acquire Global Med Technologies, Inc. for approximately $60 million in cash tender offer. The tender offer is conditioned on the tender of a majority of the outstanding shares of Global Med’s common and preferred stock, and subject to other customary closing conditions. The Company will fund this acquisition from available cash.
Global Med is a healthcare information technology company which markets a breadth of software solutions and services that span the blood supply continuum, from blood collection to the hospital transfusion center to the patient care environment. Global Med’s software offerings are a strategic complement to our existing products and will allow us to offer customers an end-to-end software solution for blood management, from donor recruitment to the patient transfusion. Global Med had $24 million in revenues through the first nine months of its current fiscal year.

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
Our Plasma and Blood Bank systems automate the collection and processing of donated blood, allowing users to collect only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our Diagnostics systems aid surgeons in assessing the likelihood for patient blood loss. Our Surgical systems salvage and process blood lost in surgery so the patient’s blood is recovered for transfusion. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection by eliminating previously manual functions at not-for-profit blood banks and commercial plasma centers. Our business services products include consulting, Six Sigma, LEAN manufacturing and ImpactTM Online offerings that support our customers’ needs for regulatory compliance and operational efficiency in the blood supply chain.
We either sell our devices to customers or place our devices with customers subject to certain conditions. When the device is placed and remains our property, the customer has the right to use it for a period of time as long as the customer meets certain conditions we have established, which among other things, generally include one or more of the following:
•	Purchase and consumption of a minimum level of disposables products;

•	Payment of monthly rental fees; and/or

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 88% of our total revenues for both the third quarter and first nine months of fiscal year 2010, respectively, and 87% for both the third quarter and first nine months of fiscal year 2009, respectively.

Financial Summary

	For the three months ended			For the nine months ended
	December 26,	December 27,	% Increase/	December 26,	December 27,	% Increase/
(in thousands, except per share data)	2009	2008	(Decrease)	2009	2008	(Decrease)
Net revenues	$165,169	$155,447	6.3%	$476,326	$445,482	6.9%
Gross profit	$85,447	$78,296	9.1%	$249,357	$226,022	10.3%
% of net revenues	51.7%	50.4%		52.4%	50.7%

Operating expenses	$59,612	$53,805	10.8%	$170,173	$158,588	7.3%
Operating income	$25,835	$24,491	5.5%	$79,184	$67,434	17.4%
% of net revenues	15.6%	15.8%		16.6%	15.1%

Interest expense	$(248)	$(20)	1140.0%	$(722)	$(54)	1237.0%
Interest income	$56	$469	(88.1%)	$309	$1,623	(81.0%)
Other income, net	$(266)	$(1,451)	(81.7%)	$(1,389)	$(2,366)	(41.3%)

Income before taxes	$25,377	$23,489	8.0%	$77,382	$66,637	16.1%

Provision for income tax	$7,091	$7,273	(2.5%)	$22,973	$21,272	8.0%
% of pre-tax income	27.9%	31.0%		29.7%	31.9%

Net income	$18,286	$16,216	12.8%	$54,409	$45,365	19.9%
% of net revenues	11.1%	10.4%		11.4%	10.2%

Earnings per share-diluted	$0.71	$0.62	13.5%	$2.08	$1.73	20.0%

Net revenues increased 6.3% and 6.9% for the third quarter and first nine months of fiscal year 2010 over the comparable periods of fiscal year 2009. The effects of foreign exchange accounted for an increase of 3.0% and 1.9% for the third quarter and nine months, respectively. The remaining increase of 3.3% for the quarter and 5.0% for the nine months is mainly due to increases in our plasma and OrthoPAT disposables revenue combined with the impact of recent acquisitions, which contributed 1.6% and 1.0% to revenue growth for the quarter and the nine months, respectively.
Gross profit increased 9.1% and 10.3% as compared to the third quarter and first nine months of fiscal year 2009. The favorable effects of foreign exchange accounted for an increase of 6.0% and 5.9% for the third quarter and first nine months, respectively, of fiscal year 2010. The remaining increase of 3.1% for the quarter and 4.4% for the nine months was due primarily to increased sales and manufacturing efficiencies in our plasma business. This was partly offset by changes in product mix driven by higher sales of our lower margin plasma products.
Operating expenses increased 10.8% and 7.3% for the third quarter and first nine months of fiscal year 2010 over the comparable periods of fiscal year 2009. The unfavorable effects of foreign exchange accounted for an increase in operating expenses of 3.8% for the quarter and 0.3% for the nine months, respectively. Without the effects of foreign exchange, operating expenses increased 7.0% in the third quarter and 7.0% in the first nine months of fiscal year 2010. The higher operating expenses are primarily related to increased investment in research and development, the expenses from recent acquisitions, expenses associated with our ERP Phase II go-live, and higher expenses due to the marketing of blood management solutions. The recent acquisitions accounted for an increase in expenses of 3.4% in the third quarter and 2.3% in the first nine months. The noted increases in operating expenses were partly offset by a lack of restructuring costs in the first nine months of fiscal year 2010 when compared to the first nine months of fiscal year 2009.
Operating income increased 5.5% and 17.4% for the third quarter and first nine months, respectively, of fiscal year 2010 over the comparable periods of fiscal year 2009. The effects of foreign exchange accounted for an increase of 11.1% and 18.9% for the third quarter and nine months, respectively. Without the effects of foreign exchange operating income decreased 5.6% for the quarter and 1.5% for the nine months as a result of noted changes in gross profit and operating expenses.

Net income increased 12.8% and 19.9% for the third quarter and first nine months of fiscal year 2010 over the comparable periods of fiscal year 2009. The effects of foreign exchange accounted for an increase in net income of 11.7% and 19.8% for the quarter and nine months, respectively. Without the effects of foreign exchange, net income increased 1.1% for the quarter and 0.1% for the nine months ended December 26, 2009. The increase in net income in the quarter is a result of a reduction in other expense and a reduction in the income tax rate, while the increase in the first nine months results from a reduction in the income tax rate that was partially offset by lower interest income.
RESULTS OF OPERATIONS
Net Revenues by Geography

	For the three months ended			For the nine months ended
	December 26,	December 27,		December 26,	December 27,
(in thousands)	2009	2008	% Increase	2009	2008	% Increase
United States	$74,997	$73,448	2.1%	$225,223	$205,748	9.5%

International	90,172	81,999	10.0%	251,103	239,734	4.7%

Net revenues	$165,169	$155,447	6.3%	$476,326	$445,482	6.9%

International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world via a direct sales force as well as independent distributors and agents.
Our revenues generated outside the U.S. approximated 55% for the third quarter and 53% for the first nine months of fiscal year 2010 and 53% for the third quarter and 54% for the first nine months of fiscal year 2009. Revenues in Japan accounted for approximately 18.8% and 17.7% of total revenues for the third quarter of fiscal year 2010 and 2009, respectively and 17.2% and 16.5% of total revenues for the first nine months of fiscal year 2010 and 2009, respectively. Revenues in Europe accounted for approximately 27.7% and 27.6% of total revenues for the third quarters of fiscal year 2010 and 2009, respectively, and 27.7% and 29.5% of total revenues for the first nine months of fiscal year 2010 and 2009, respectively. International sales are primarily conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	For the three months ended			For the nine months ended
	December 26,	December 27,	% Increase/	December 26,	December 27,	% Increase/
(in thousands)	2009	2008	(Decrease)	2009	2008	(Decrease)
Disposables	$144,533	$135,159	6.9%	$418,242	$387,803	7.8%
Software solutions	8,256	7,576	9.0%	25,810	21,913	17.8%
Equipment & other	12,380	12,712	(2.6%)	32,274	35,766	(9.8%)

Net revenues	$165,169	$155,447	6.3%	$476,326	$445,482	6.9%

Disposables Revenues by Product Type

	For the three months ended			For the nine months ended
	December 26,	December 27,	% Increase/	December 26,	December 27,	% Increase/
(in thousands)	2009	2008	(Decrease)	2009	2008	(Decrease)
Plasma disposables	$59,177	$53,594	10.4%	$177,469	$150,386	18.0%

Blood bank disposables
Platelet	39,793	36,435	9.2%	111,350	108,388	2.7%
Red cell	12,022	13,051	(7.9%)	35,285	36,651	(3.7%)

	51,815	49,486	4.7%	146,635	145,039	1.1%

Hospital disposables
Surgical	17,864	17,742	0.7%	51,920	50,995	1.8%
OrthoPAT	9,864	9,112	8.3%	27,126	26,301	3.1%
Diagnostics	5,813	5,225	11.3%	15,092	15,082	0.1%

	33,541	32,079	4.6%	94,138	92,378	1.9%

Total disposables revenue	$144,533	$135,159	6.9%	$418,242	$387,803	7.8%

Disposables
Disposables include the Plasma, Blood Bank, and Hospital product lines. Disposables revenue increased 6.9% and 7.8% for the third quarter and the first nine months, respectively, of fiscal year 2010 over the comparable periods of fiscal year 2009. Foreign exchange resulted in a 3.2% and 2.4% increase for the quarter and nine months, respectively. The remaining increase of 3.7% and 5.4% for the third quarter and the first nine months, respectively, of fiscal year 2010 were driven primarily by increases in the Plasma product line, as discussed below.
Plasma
Plasma disposables revenue increased 10.4% and 18.0% for the third quarter and the first nine months, respectively, of fiscal year 2010 compared to the same periods in fiscal year 2009. Foreign exchange resulted in a 2.8% and 1.8% increase for the quarter and nine months, respectively. For both the third quarter and first nine months of fiscal year 2010 as compared to the same periods in fiscal year 2009, higher collections in both the U.S. and Europe, share gains, and, to a lesser extent, pricing were the main reasons for the remaining increase of 7.6% and 16.2%, respectively.
As supply-demand balance has been achieved between source plasma collected and used in pharmaceutical production, we are seeing a moderation in collections. The pharmaceutical companies continue to balance collections to support the underlying growth in demand for plasma drugs which we believe to be in the 7% range. With contractual price increases, new products, and market share gains, we anticipate that plasma disposable revenue growth will moderate, but continue to outpace collection market growth in the near term.
Blood Bank
Blood bank consists of platelet and red cell disposables.
Platelet disposables revenue increased 9.2% for the third quarter and 2.7% for the first nine months of fiscal year 2010 compared to the same periods in fiscal year 2009. Comparing the third quarter and the first nine months of fiscal year 2010 to that of 2009, foreign exchange accounted for an increase of 4.4% and 4.6%, respectively. For the quarter, the remaining increase of 4.8% was the result of growth in North America and our Asia Pacific region. Our Japan business was level with the prior year, reflecting volume growth that was offset by a price reduction introduced this quarter. Without the effect of currency, revenues decreased 1.9% in the first nine months. The decrease was driven by the first quarter challenges in South Korea associated with the significant devaluation of South Korea’s currency, the Won.
Red cell disposables decreased 7.9% and 3.7% for the third quarter and the first nine months, respectively, of fiscal year 2010 compared to the same periods in fiscal year 2009. Comparing the third quarter and the first nine months of fiscal year 2010 to that of 2009, foreign exchange accounted for an increase of 0.2% and a decrease of 0.4%, respectively. The remaining decrease of 8.1% for the quarter and 3.3% for the nine months was driven by lower demand for red cells as a result of fewer surgeries and a reduced demand for automated collection driven by (i) 5% more donors due to the entry of 16 year olds to the blood donor population, which combined resulted in a reliance on a higher percentage of whole blood collections, (ii) a perception among certain customers that the manual collection of whole blood is more cost effective than automated collection, and (iii) protocol changes and competitive challenges in our French market.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products.
Revenues from our surgical disposables increased 0.7% and 1.8% for the third quarter and the first nine months, respectively, of fiscal year 2010 compared to the same periods in fiscal year 2009. Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Foreign exchange resulted in an increase in surgical disposables revenue of 3.7% for the quarter and 2.7% for the nine months. Without the effect of currency, surgical disposables decreased by 3.0% and 0.9% for the third quarter and the first nine months, respectively. The decrease was the result of a moderate decline in open heart procedures.
Revenues from our OrthoPAT disposables increased 8.3% and 3.1% for the third quarter and the first nine months, respectively, of fiscal year 2010 compared to the same periods in fiscal year 2009. Foreign exchange resulted in an increase in OrthoPAT disposables revenue of 2.0% for the quarter and 0.7% for the nine months. Without the effect of currency, OrthoPAT disposables revenue increased by 6.3% and 2.4% for the third quarter and first nine months, respectively. The increase was primarily the result of increased usage of the OrthoPAT.
Revenues from our diagnostics products increased 11.3% and 0.1% for the third quarter and the first nine months, respectively, of fiscal year 2010 compared to the same periods in fiscal year 2009. Diagnostics product revenue consists principally of the TEG products. Comparing the third quarter and the first nine months of fiscal year 2010 to that of 2009, foreign exchange accounted for an increase of 1.3% and 0.6%, respectively. Without the effect of currency, diagnostic product revenues increased by 10.0% for the quarter but decreased by 0.5% for the nine months. Diagnostics product revenue is unique, compared to revenue from other segments, in that it includes sales of both the TEG Analyzer and the consumable supplies. The revenue increase in the quarter is due primarily to growth in consumables as equipment declined in our distributor markets on a year over year basis both for the quarter and on a year to date basis as hospitals delayed capital purchases, primarily in the first and second quarter.
Software Solutions
Our software solutions revenues include revenue from software sales. Software solutions revenues increased 9.0% and 17.8% for the third quarter and the first nine months of fiscal year 2010 over the comparable period of fiscal year 2009. Foreign exchange resulted in a 1.2% increase for both the quarter and nine months. The remaining increase of 7.8% and 16.6% for the third quarter and the first nine months of fiscal year 2010 was driven primarily by revenues associated with two recent acquisitions.
Equipment & Other
Our equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. Equipment & other revenues decreased 2.6% and 9.8% for the third quarter and the first nine months, respectively, of fiscal year 2010 over the comparable period of fiscal year 2009. Foreign exchange resulted in a 1.5% increase for the quarter and a 1.7% decrease for the nine months. Without the effect of currency, the decrease of 4.1% and 8.1% for the third quarter and the first nine months of fiscal year 2010 is primarily the result of fewer equipment sales, particularly to distributor customers due to macro economic trends impacting health care funding. Equipment sales also continue to be impacted by restricted hospital capital spending. Despite the decline in equipment sales, our installed base (which includes both devices placed with customers and sold to customers) has increased 5% since the beginning of the fiscal year. Also, offsetting these declines is the impact of the SEBRA acquisition on September 4, 2009.

Gross Profit
	For the three months ended			For the nine months ended
	December 26,	December 27,		December 26,	December 27,
(in thousands)	2009	2008	% Increase	2009	2008	% Increase
Gross profit	$85,447	$78,296	9.1%	$249,357	$226,022	10.3%
% of net revenues	51.7%	50.4%		52.4%	50.7%
Gross profit increased 9.1% and 10.3% for the third quarter and the first nine months of fiscal year 2010 as compared to the same periods of fiscal year 2009. Our gross profit margin improved 130 basis points for the third quarter and 170 basis points for the first nine months of fiscal year 2010. The improvement was attributable to foreign exchange and improved manufacturing efficiencies, particularly for our plasma business. Product mix partly offset these improvements due to increased sales of our lower margin plasma products.

Operating Expenses
	For the three months ended			For the nine months ended
	December 26,	December 27,		December 26,	December 27,
(in thousands)	2009	2008	% Increase	2009	2008	% Increase
Research, development and engineering	$6,461	$5,840	10.6%	$19,714	$16,901	16.6%
% of net revenues	3.9%	3.8%		4.1%	3.8%

Selling, general and administrative	$53,151	$47,965	10.8%	$150,459	$141,687	6.2%
% of net revenues	32.2%	30.9%		31.6%	31.8%

Total operating expenses	$59,612	$53,805	10.8%	$170,173	$158,588	7.3%
% of net revenues	36.1%	34.6%		35.7%	35.6%
Research, Development and Engineering
Research, development and engineering expenses increased 10.6% and 16.6% for the third quarter and the first nine months of fiscal year 2010 as compared to the same periods of fiscal year 2009. The increase is a result of increased spending in our core blood collection technology combined with investments in whole blood collection products and Arryx blood diagnostics technologies.
Selling, General and Administrative
During the third quarter and first nine months of fiscal year 2010, selling, general and administrative expenses increased 10.8% and 6.2%, respectively. Foreign exchange resulted in an increase in selling, general and administrative expenses of 4.3% and 0.3%, respectively, during fiscal year 2010. Excluding the impact of foreign exchange, selling, general and administrative expense increased 6.5% and 5.9% for the third quarter and nine months, respectively. The increase was due primarily to (i) expenses brought on from recent acquisitions that had not been reflected in the third quarter of fiscal year 2009, (ii) expenses associated with our ERP Phase II go-live, and (iii) general selling, marketing and handling costs necessary to support the increase in sales and the introduction of blood management solutions. The noted increases were partly offset by a lack of restructuring costs in the first nine months of fiscal year 2010 when compared to the first nine months of fiscal year 2009.

Operating Income
	For the three months ended			For the nine months ended
	December 26,	December 27,		December 26,	December 27,
(in thousands)	2009	2008	% Increase	2009	2008	% Increase
Operating income	$25,835	$24,491	5.5%	$79,184	$67,434	17.4%
% of net revenues	15.6%	15.8%		16.6%	15.1%
Operating income increased 5.5% and 17.4% for the third quarter and first nine months, respectively, of fiscal year 2010 as compared to the same periods of fiscal year 2009. Foreign exchange resulted in increases of 11.2% and 18.9% in operating income during the quarter and first nine months, respectively. Without the effects of foreign currency, operating income decreased 5.7% for the quarter and 1.5% for the first nine months due to the net of sales and gross profit growth offset by increases in operating expenses.
Other (expense)/income,
net

	For the three months ended			For the nine months ended
	December 26,	December 27,	%	December 26,	December 27,	%
(in thousands)	2009	2008	Decrease	2009	2008	Increase
Interest expense	$(248)	$(20)		$(722)	$(54)
Interest income	56	469		309	1,623
Other expense, net	(266)	(1,451)		(1,389)	(2,366)

Total other expense, net	$(458)	$(1,002)	(54.3%)	$(1,802)	$(797)	n.m.

Total other expense, net decreased 54.3% for the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009. Total other income, net increased more than 100% for first nine months of fiscal year 2010 as compared to the same period of fiscal year 2009. The main reasons for the increase is the net of (i) the increase in interest expense due to the accounting relating to the contingent consideration on a recent acquisition, (ii) the decrease in interest income due to significantly reduced investment yield, and (iii) a reduction in foreign exchange losses on foreign currency denominated assets.
Income Taxes

	For the three months ended			For the nine months ended
	December 26,	December 27,		December 26,	December 27,	%
(in thousands)	2009	2008	% Decrease	2009	2008	Decrease
Reported income tax rate	27.9%	31.0%	(3.1%)	29.7%	31.9%	(2.2%)
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years or a statute of limitation’s expiration.
The reported tax rate was 27.9% for the three months ended December 26, 2009. The reported tax rate includes:
•	Our expected annual effective tax rate of 31.1% , comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, offset in part by the state tax provision and stock compensation expenses not deductible in all jurisdictions; and
The following net discrete items:
•	A $0.8 million benefit from the expected full utilization of the foreign tax gross-up associated with a FY10 dividend from Japan

•	A $0.1 million benefit from the expiration of various reserves, the fiscal year 2009 provision to return analysis and foreign and state tax assessments.
The reported tax rate was 31.0% for the three months ended December 27, 2008. The reported tax rate equaled the expected effective annual tax rate which reflected tax benefits from foreign taxes and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expense not deductible in all jurisdictions.
The reported tax rate was 29.7% for the nine months ended December 26, 2009. The reported tax rate includes:
•	Our expected annual effective tax rate of 31.1%, comprised of the U.S. federal statutory rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and
The following discrete items:
•	A $0.1 million benefit from the expiration of various reserves, the fiscal year 2009 provision to return analysis and foreign and state tax assessments.
•	A $1.2 million benefit (on a year to date basis) from the expected full utilization of the foreign tax gross-up associated with a FY10 dividend from Japan.
The reported tax rate was 31.9% for the nine months ended December 27, 2008. The reported tax rate included:
•	A 35.1% expected effective annual tax rate which reflects tax benefits from foreign taxes and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions. The reported tax rate also included a $1.1 million reversal of previously accrued income taxes because of the expiration of the statute of limitations.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	December 26,	March 28,
(dollars in thousands)	2009	2009
Cash & cash equivalents	$168,993	$156,721
Working capital	$286,962	$289,530
Current ratio	3.7	4.1
Net cash position (1)	$149,083	$150,683
Days sales outstanding (DSO)	63	67
Disposables finished goods inventory turnover	6.7	7.1

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures and acquisitions, new business and product development, and working capital for at least the next twelve months.

	For the nine months ended		Increase/
(in thousands)	December 26, 2009	December 27, 2008	(Decrease)
Net cash provided by (used in):
Operating activities	$93,981	$72,658	$21,323
Investing activities	(64,031)	(45,607)	(18,424)
Financing activities	(18,803)	(33,880)	15,077
Effect of exchange rate changes on cash and cash equivalents (1)	1,125	(1,399)	2,524

Net increase/(decrease) in cash and cash equivalents	$12,272	$(8,228)	$20,500

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
In May 2009, Board of Directors approved a $40.0 million share repurchase. Through December 26, 2009, the Company repurchased 735,497 shares of its common stock for an aggregate purchase price of $40.0 million.
Cash Flow Overview:
Nine Month Comparison
Operating Activities:
Net cash provided by operating activities increased by $21.3 million in the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009 due primarily to:
•	$9.0 million increase in net income;

•	$12.1 million reduced investment in accounts receivable due to improved collections over the same period last year;

•	$9.2 million reduced investment in inventories;

•	$6.8 million reduced investment in prepaid income taxes; and

•	$3.9 million reduced investment in other assets and other long-term liabilities partially offset by
•	the $3.9 million change in unrealized gain from hedging activities and

•	a $17.3 million increase in payments of accounts payable and accrued expenses that was primarily the result of a $13.7 million payment of (i) the fiscal year 2009 employee performance bonuses worldwide and (ii) the discretionary bonus for extraordinary performance to all employees other than the Chief Executive Officer and certain other executives during the first quarter of fiscal year 2010.

Investing Activities:
Net cash used in investing activities increased by $18.4 million during the first nine months of fiscal year 2010 as compared to the first nine months of 2009 due primarily to the $12.8 million acquisition of SEBRA and the $6.6 million paid relating to the acquisition of Neoteric.
Financing Activities:
Net cash used in financing activities decreased by $15.1 million in the first nine months of fiscal year 2010 as compared to the first nine months of 2009 due primarily to:

•	$20.0 million decrease in cash paid out relating to stock repurchases and

•	$13.6 million increase in net borrowings under short-term revolving credit agreements partially offset by
•	$21.1 million decrease in exercise of stock options and related tax benefits.
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
Foreign Exchange
Our revenues generated outside the U.S. in local currencies approximated 55% for the third quarter and 53% for the first nine months of fiscal year 2010, yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.
Our primary foreign currency exposures in relation to the U.S. dollar are the Euro and the Japanese Yen. In response to the sharply increased volatility in the foreign exchange rates, we entered into forward contracts to hedge the anticipated cash flows from forecasted Great British Pound and Canadian Dollar denominated costs.
It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales and costs. Hedging through the use of forward contracts does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year in advance of the foreign currency denominated cash flows, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. We enter into forward contracts that mature one month prior to the anticipated timing of the forecasted foreign currency denominated sales. These contracts are designated as cash flow hedges and are intended to lock in the expected cash flows of forecasted foreign currency denominated sales and costs at the available spot rate. Actual spot rate gains and losses on these contracts are recorded in sales and costs, at the same time the underlying transactions being hedged are recorded. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.
Presented below are the spot rates for our Euro and Japanese Yen cash flow hedges that settled in fiscal year 2009, settled the first nine months of fiscal year 2010, or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales in Europe and Japan. The table also shows the relative strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period.

	First	Strengthen	Second	Strengthen	Third	Strengthen	Fourth	Strengthen
	Quarter	/ (Weaken)	Quarter	/ (Weaken)	Quarter	/ (Weaken)	Quarter	/ (Weaken)
Euro — Hedge Spot Rate (US$ per Euro)
FY09	1.3453		1.3704		1.4396		1.4908
FY10	1.5681	16.6%	1.4890	8.6%	1.3192	(8.4%)	1.2812	(14.1%)
FY11	1.3582	(13.4%)	1.4272	(4.2%)	1.4817	12.3%

Japanese Yen — Hedge Spot Rate (JPY per US$)
FY09	120.6432		116.7411		112.8810		106.2511
FY10	105.2792	12.7%	105.1132	10.0%	96.3791	14.6%	93.4950	12.0%
FY11	98.1677	6.8%	94.9066	9.7%	89.13	7.5%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis. Accordingly, the only hedge contracts placed for fiscal year 2011 are for the first, second, and third quarters.
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software — Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company is currently assessing the timing and method of adoption, as well as the possible impact of this guidance on its financial position and results of operations.
In June 2009, the FASB issued requirements under FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement became effective during our second quarter of fiscal year 2010 and its impact is reflected in our financial position and results of operation for the nine months ended December 26, 2009.
Under ASC Topic 805, Business Combinations (formerly known as FASB Statement No. 141(R), Business Combinations), the FASB requires that all business combinations use the acquisition method (formerly the purchase method) and that an acquiring entity be identified in all business combinations. ASC Topic 805 also requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement became effective for our fiscal year 2010 and its impact is reflected in our financial position and results of operations for the nine months ended December 26, 2009. The Company’s acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”) and asset acquisition of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc. during the first nine months of fiscal year 2010 were both accounted for in accordance to the requirements of ASC Topic 805 — see Note 9.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 has not yet been incorporated into the Codification. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167, if any, will have on its financial condition, results of operations or cash flows.
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
Foreign exchange risk
See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At December 26, 2009, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

	(BUY) / SELL	Weighted Spot		Weighted Forward		Fair Value
Hedged Currency	Local Currency	Contract Rate		Contract Rate		Gain / (Loss)	Maturity
Euro	9,327,944	1.329		1.330		$(881,774)	Jan 2010 - Feb 2010
Euro	9,582,063	1.358		1.357		$(641,657)	Mar 2010 - May 2010
Euro	8,816,747	1.427		1.428		$26,949	Jun 2010 - Aug 2010
Euro	10,242,532	1.482		1.478		$525,224	Sep 2010 - Nov 2010
Japanese Yen	965,143,731	94.76	per US$	93.77	per US$	$(229,962)	Jan 2010 - Feb 2010
Japanese Yen	1,369,475,624	98.17	per US$	97.50	per US$	$(874,984)	Mar 2010 - May 2010
Japanese Yen	1,392,004,698	94.91	per US$	94.35	per US$	$(434,773)	Jun 2010 - Aug 2010
Japanese Yen	1,527,960,999	89.13	per US$	88.77	per US$	$461,612	Sep 2010 - Nov 2010
GBP	(672,161)	1.415		1.417		$120,294	Jan 2010
GBP	(2,276,051)	1.471		1.472		$277,963	Feb 2010 - Apr 2010
GBP	(2,727,724)	1.653		1.652		$(147,931)	May 2010 - Jul 2010
GBP	(2,645,949)	1.632		1.630		$(88,128)	Aug 2010 - Oct 2010
GBP	(804,319)	1.623		1.619		$(18,913)	Nov 2010
CAD	(3,761,190)	1.088	per US$	1.086	per US$	$89,101	Jan 2010 - Mar 2010
CAD	(2,985,642)	1.096	per US$	1.095	per US$	$91,837	Apr 2010 - Jun 2010
CAD	(3,475,271)	1.086	per US$	1.086	per US$	$78,925	Jul 2010 - Sep 2010
CAD	(1,903,018)	1.061	per US$	1.062	per US$	$4,175	Oct 2010 - Nov 2010

						($1,642,042)

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.2 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $11.7 million decrease in the fair value of the forward contracts.
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
At December 26, 2009, the fair value of our long-term debt was approximately $0.6 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $4.8 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.
Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at December 26, 2009, the fair value of our long-term debt would change by approximately $0.0 million.

ITEM 4. Controls and Procedures
We conducted an evaluation, as of December 26, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended December 26, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In December 2005, we filed a lawsuit against Baxter Healthcare SA and Fenwal Inc. in Massachusetts federal district court, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems. In March 2007, Baxter sold the Transfusion Technologies Division (which markets the ALYX product) to private investors, TPG, and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal ALYX system infringed Haemonetics’ patent and awarded us $15.7 million in damages for past infringement. On June 2, 2009, the court ruled that, in addition to paying the damages awarded by the jury, Fenwal must stop selling the ALYX consumable by December 1, 2010 and must pay Haemonetics a 10% royalty on ALYX consumable net sales from January 30, 2009 until December 1, 2010 when the injunction takes effect. In addition, the court awarded pre-judgment interest at 5% on the unpaid damages awarded. On August 19, 2009, an amended judgment was issued under which Haemonetics was awarded $11.3 million for lost profits suffered as a result of the infringement, $4.4 million in royalty damages suffered as a result of the infringement, and prejudgment interest of $2.3 million for a total award of $18.0 million. Fenwal and Baxter have appealed these rulings to the United States Court of Appeals for the Federal Circuit. The damages have not been paid and the royalties are being escrowed pending a decision on the appeal. On December 16, 2009, the U.S. Patent Office granted a request by Fenwal for the ex-parte re-examination of the Haemonetics patent, and that re-examination process is proceeding.
On December 7, 2009, Fenwal had announced that it began shipping a red cell collection kit with a modified separation chamber, and that it is discontinuing sales of its original ALYX consumable kit. We believe this new collection kit also infringes our patent. On December 14, 2009, we filed a new infringement suit in Massachusetts federal district court seeking an injunction and damages from Fenwal’s sale of this new consumable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Through December 26, 2009, the Company repurchased 735,497 shares of its common stock for an aggregate purchase price of $40.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued). On April 2, 2009, the Board of Directors set a $40.0 million share repurchase expenditure limit which was publicly announced.
All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

			Total Dollar Value	Maximum Dollar
		Average Price	of Shares Purchased	Value of Shares that
	Total Number	Paid per Share	as Part of Publicly	May Yet be
	of Shares	including	Announced Plans	Purchased Under the
Period	Repurchased	Commissions	or Programs	Plans or Programs
Aug. 23, 2009 to Sep. 26, 2009	139,722	$54.83	$7,579,989	$32,420,011

Sep. 27, 2009 to Oct. 26, 2009	233,349	$55.18	12,821,375	$19,598,636

Oct. 27, 2009 to Nov. 26, 2009	362,426	$54.33	19,598,602	$34

Nov. 27, 2009 to Dec. 26, 2009	—		—	$34

Total	735,497	$54.38	$39,999,966

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
Date: February 3, 2010	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2010	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice
President Business Development (Principal Financial Officer)