Form 10-K
period 2010-04-03
HAEMONETICS CORP
filed 2010-06-01
CIK 313143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2010

Commission file number 1-14041

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2882273 (I.R.S. Employer Identification No.)

400 Wood Road Braintree, Massachusetts 02184-9114 (Address of principal executive offices)	(781) 848-7100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of September 26, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $1,338,071,042 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 30, 2010 was 25,528,179.

Documents Incorporated By Reference

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on July 29, 2010, are incorporated by reference in Part III.

Item 1.	Business

(A)	General History of the Business

Our Company was founded in 1971 and became publicly owned for the first time in 1979. In 1983, American Hospital Supply Corporation (“AHS”) acquired us. When Baxter Travenol Laboratories, Inc. (“Baxter”) acquired AHS in 1985, Baxter divested the Haemonetics business to address antitrust concerns related to the AHS acquisition. As a result, in December 1985, a group of investors that included E. I. du Pont de Nemours and Company and present and former Haemonetics employees purchased us. We were incorporated in Massachusetts in 1985. In May 1991, we completed an initial public offering.

Historically, Haemonetics has been a medical device company — a pioneer and market leader in developing and manufacturing automated blood component collection devices and surgical blood salvage devices. Our systems help ensure a safe and adequate blood supply and assist blood banks and hospitals in their efforts to operate efficiently and in compliance with regulatory requirements. Our customers are blood and plasma collectors, hospitals and hospital service providers.

Several years ago, we recognized that there was a need for better management of blood to deliver improved quality and clinical outcomes, as well as reduced costs, to hospitals and their patients receiving blood transfusions. We identified specific gaps to be addressed, including the need for information technology platforms that spanned the blood supply chain from blood donation to transfusion, devices that could be integrated with information technology platforms, consulting services that could identify and implement best practices in blood management, and transfusion tracking systems to better assess demand and supply. As a result, Haemonetics set a vision to be the global leader in blood management to address our customers’ needs for better blood management. As the blood supply chain is an integral part of healthcare systems globally and impacts both patient care and healthcare costs, under our blood management solutions vision, our customers are better able to achieve their goal to provide the best patient care at optimal costs. While we continue to be a market leader for blood management devices, our more comprehensive vision for blood management solutions, which incorporates information management and services, is both timely and relevant.

To achieve our vision, we embarked on a strategy to expand our markets and product portfolio to offer more comprehensive blood management solutions to our customers. Through internal product development and acquisition, we have significantly expanded our product offerings. We now offer devices and related consumables, information technology platforms, and consulting services. Our product portfolio helps hospitals determine blood demand and individual patient treatments, and then implement best practices for blood usage and distribution which are cost effective. For blood and plasma collectors, our product portfolio supports increasing blood supplies, automating manual business processes, and improving efficiencies. Our devices use single-use, proprietary consumables, and these consumable sales represent 87% of our total revenues. By leveraging information technology platforms and consulting services to better understand our customers’ needs, we plan to drive increased utilization of our devices and consumables, creating a significant, recurring revenue stream.

Over the next several years, we will continue to add to our value proposition in blood management to ultimately link the blood supply chain from the donor to the patient.

Based on our broadened product portfolio and to give clarity to investors on the results of our business, we report revenues for multiple product lines under four global product families: plasma, blood bank, hospital, and software solutions. “Plasma” markets plasma collection devices and consumables. “Blood bank” markets blood collection and processing devices and consumables. “Hospital” markets surgical blood salvage and blood demand diagnostic devices and consumables, and blood distribution systems. The “software solutions” product family consists of information technology platforms and consulting services for blood and plasma collectors and hospitals.

Each of our products, platforms, and services can be marketed individually. However, as our blood management solutions vision is to offer integrated solutions for blood supply chain management, our software solutions — that is, information technology platforms and consulting services — can be integrated with the devices and sold through our plasma, blood bank, and hospital sales forces. Our integrated product portfolios are as follows:

	Plasma Products	Blood Bank Products	Hospital Products

Information Management	— eQuetm Automated donor interview system and database
 — eLynx® Donor workflow optimization software
 — DMS Blood component collection donor management
 — CaPS Secure plasma donor payment systems
 — LOGIC Plasma product inventory management solution
— Business dashboards	— eDonor® Blood donor scheduling software and services
 — Hemasphere® Blood center process management software
 — SafeTrace® Blood donor information management system
 — eQue platform
 — eLynx platform
 — Sapanettm Laboratory quality management system
 — IMPACTtm Business consulting, advisory services
 — Edgebloodtm Transfusion traceability management system
 — Surroundtm Intelligent laboratory management software
— El Dorado Donor® Blood collection center management software	— SafeTrace TX® Transfusion management system and software
 — BloodTrack Managertm Repository for blood unit movement records
 — BloodTrack® Enquiry
 — BloodTrack® Advisor
 — IMPACT Online
 — Edgecelltm Tissue, organ and cell bank management system
— Edgelabtm Laboratory management system for hospitals
Devices/consumables	— PCS® Portable plasma collection and processing system — Expresstm Plasma collection software enhancement — SEBRA® shakers — SEBRA® sealers	— MCS® Mobile collection system — Cymbal® Automated blood collection system — ACP® Automated cell processing system — SEBRA shakers — SEBRA sealers	— Cell Saver® Autologous blood recovery system
 — OrthoPAT® Peri — and post — operative blood salvage system
 — cardioPAT® Blood salvage for cardiovascular surgeries
 — SmartSuction® Surgical suite blood loss management system
 — TEG® Computerized blood testing and analyzing device
— BloodTrack® Blood and transfusion management software
Consulting Services	— Six Sigma — Lean manufacturing — Business solutions	— Six Sigma — Lean manufacturing — Donor recruitment — Automation Nationtm Consulting services for blood collectors — Collection optimization software Validation	— Six Sigma — Lean manufacturing — Blood use optimization software validation

Our principal operations are in the United States, Europe, and Japan. Our products are marketed in more than 80 countries around the world via a direct sales force as well as independent distributors and agents.

In fiscal year 2010, we remained focused on our blood management solutions vision and executed on our plan to expand our business offerings through internal development and acquisition. We automated our blood management consulting services to enable us to provide these services to more customers at a faster rate. We launched IMPACT Online to give customers a dashboard tool for monitoring and making changes to blood use that improve quality and clinical outcomes and reduce costs. And we continued development of our automated whole blood collection system. We also acquired three businesses: (1) Neoteric Technology Ltd., (2) the biological collection and processing division of SEBRA, and (3) Global Med Technologies, Inc. Each acquisition had strategic value to our blood management solutions vision.

We also remained focused on core business growth. We launched the Express protocol for our plasma customers. With the rapid growth in the plasma business, collectors are constantly looking for new ways to improve efficiency. The Express protocol speeds up plasma donation times on our PCS system, thereby increasing throughput of donors. We expanded and formalized our consulting service offerings for blood and plasma collectors. We made considerable progress on a next generation Cell Saver system to address the changing business needs of our hospital customers.

(B)	Financial Information about Industry Segments

Although we address our customer constituents through multiple product lines (plasma, blood bank, hospital, and software solutions), we manage our business as one operating segment. Our chief operating decision maker uses consolidated financial results to make operating and strategic decisions. Design and manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

The financial information required for the business segment is included herein in Note 15 of the financial statements, entitled Segment, Geographic and Customer Information.

(C)	Narrative Description of the Business

(i)	Products and Solutions

We market a full suite of products, including devices and consumables, information technology platforms, and consulting services for plasma collectors, blood collectors, and hospitals to better manage blood supply and demand. Specifically, we develop and market a variety of systems used with plasma and blood donors to automate the collection and processing of blood into its components: plasma, platelets, and red cells. The different components have different clinical applications. For example, plasma can be manufactured into pharmaceuticals to treat a variety of illnesses and hereditary disorders such as hemophilia; red cells treat trauma patients or patients undergoing major surgeries involving high blood loss, such as open heart surgery or organ transplant; and platelets treat cancer patients undergoing chemotherapy. We also develop and market a variety of systems to hospitals that automate the cleaning and reinfusion of a surgical patient’s blood during surgery, automate the tracking and distribution of blood in the hospital, and enhance blood diagnostics. We also market information technology platforms to promote efficient and compliant operations for all of our customer groups. Finally, we market consulting services to support best practices in blood management.

As noted in the General History of the Business, we report revenues for multiple product lines: plasma, blood bank, hospital, and software solutions. However, our information technology platforms and consulting services are used in conjunction with our plasma, blood bank, and hospital devices. Therefore, to give better clarity to our markets, the following description of each business includes devices, information technology, and services grouped by customer rather than breaking out our product offerings separately.

PLASMA FAMILY OF PRODUCTS AND SOLUTIONS

The Plasma Collection Market for Fractionation

Automated plasma collection technology allows for the safe and efficient collection of plasma from donors who are often paid a fee for their plasma donation. There are approximately 22 million liters of plasma obtained from automated collections worldwide annually. The plasma collected is processed (“fractionated”) by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of immune diseases, coagulation disorders, and blood loss from trauma. Plasma is also used in the manufacture of vaccines and blood testing and quality control reagents. We market plasma collection devices, but our business does not include the actual collection, fractionation, or distribution of plasma-derived pharmaceuticals.

As a result of efforts by the bio-pharmaceutical companies to vertically integrate, most of these companies also collect and fractionate the plasma required to manufacture their pharmaceuticals. This vertical integration paved the way for highly efficient plasma supply chain management and the plasma industry leverages information technology to manage operations from the point of plasma donation to fractionation of the final product.

Haemonetics’ Automated Plasma Collection Systems (reported as plasma product line)

Until Haemonetics introduced automated plasma collection technology in the 1980s, plasma for fractionation was collected manually. Manual collection was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Today, the vast majority of plasma collections worldwide are performed using automated collection technology because it is safe and cost-effective. With automated technology, more plasma can be collected during any one donation event because the other blood components are returned to the donor through a sterile, closed-circuit disposable set used for the blood donation procedure.

We offer “one stop shopping” to our plasma collection customers, enabling them to source from us the full range of products necessary for their plasma collection operations. To that end, in addition to marketing our PCS brand plasma collection equipment and consumables, we offer plasma collection containers, intravenous solutions, and tubing sealers necessary for plasma collection and storage. In fiscal year 2010, we introduced an Express protocol for our PCS system that speeds up the donation process, allowing our customers to improve device utilization.

We also offer a robust portfolio of information technology platforms for plasma customers to manage their donors, operations, and supply chain. eQue® Automated Interview and Assessment automates the donor interview and qualification process. eLynx® Workflow Optimization streamlines the workflow process in the plasma center. DMS Donor Management System provides plasma collection centers with the controls necessary to continually assess and evaluate donor suitability, determine the release-ability of units collected, and manage unit distribution. The Cash Payment System (CaPS) is an e-commerce application that provides accurate and secure cash dispensation and control for plasma collection centers which pay a fee to their donors. LOGIC is an integrated solution for the warehousing and disposition of plasma products. With our information technology platforms, plasma collectors are better able to manage processes across the plasma supply chain, react quickly to business dynamics, and identify increased opportunities to reduce costs.

For consulting services, we offer customers business solutions to support process excellence, donor recruitment, and business design.

We market our PCS systems and software solutions to commercial plasma collectors as well as to not-for-profit blood banks and government affiliated plasma collectors worldwide.

BLOOD BANK FAMILY OF PRODUCTS AND SOLUTIONS

The Blood Collection Market for Transfusion

There are millions of blood donations throughout the world every year that produce blood products for transfusion to surgical, trauma, or chronically ill patients. In the U.S. alone, approximately 15 million units of blood are collected each year. Worldwide demand for blood continues to rise as the population ages and more patients have need for and access to medical therapies that require blood transfusions. Furthermore, highly populated countries are advancing their healthcare coverage and as greater numbers of people gain access to more advanced medical treatment, additional demand for blood components, plasma derived drugs and surgical procedures increases directly. This increasing demand for blood is partially offset by the development of less invasive, lower blood loss procedures. Thus, this worldwide market for blood components is growing modestly in the low single digits. Over several years tighter donor eligibility requirements to improve blood safety have decreased the number of donors willing or able to donate blood.

Patients requiring blood are rarely transfused with whole blood. Instead, a patient typically receives only the blood component necessary to treat a particular clinical condition: for example, red cells to surgical or trauma patients, platelets to surgical or cancer patients, and plasma to surgical patients.

Most donations worldwide are non-automated procedures (also referred to as manual or whole blood donations). In a manual donation, a person donates about a pint of whole blood, bleeding by gravity directly into a blood collection bag. After the donation, a laboratory worker manually processes the blood and separates it into its constituent parts: red cells, platelets and plasma. One pint of whole blood contains one transfusible dose of red cells, one-half to one transfusible dose of plasma, and one-fifth to one-eighth transfusible dose of platelets. Haemonetics currently does not sell whole blood collection supplies for the large, non-automated part of the blood collection market for transfusions. Others supply this market with whole blood collection supplies such as needles, plastic blood bags, solutions and tubing.

In contrast to manual collections, automated donations eliminate the need to manually separate whole blood at a remote laboratory. Instead, the blood separation process is automated and occurs “real-time” while a person is donating blood. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Among other things, automated blood component collection allows significantly more of the targeted blood component to be collected during a donation event. An automated collection system comprises an electromechanical device which is fitted for each collection with a consumable, which is a single-use sterile set of chambers and tubing commonly referred to as a “disposable.’’

Our products address what is today the small part of the blood collection market that uses automation to enhance blood collection safety and efficiency, as well as regulatory compliance. In the U.S., automated collection systems are used annually to collect more than 1.6 million red cell units and about 1.8 million platelet units (called “single donor” platelets).

In many countries, blood collection is centralized. However, in the U.S. and countries similar to the U.S., it is not. While the American Red Cross collects about 40% of the nation’s blood, it is segregated into 23 regions, and the remainder of the U.S. blood supply is procured from over 100 other blood collection agencies. Adding to this problem is that blood demand comes from over 4,000 hospitals in the U.S. Decentralization of blood collection and the significant number of hospitals using blood makes it difficult to predict blood demand, adequately supply the right blood components, and effectively manage the blood supply chain. Information technology is beginning to have an impact on the management of blood collection centers as blood collectors respond to demands for efficient blood supply chain management, lower costs, and ever-increasing regulatory restrictions.

Haemonetics’ Automated Blood Collection Systems (reported as “blood bank” product line)

Haemonetics’ automated blood collection systems are used to separate and collect plasma, platelets, and red blood cells at the point of blood collection. Each of these blood components has different therapeutic attributes and markets for its collection and use.

Platelet therapy is frequently used to alleviate the effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. Platelet therapy is also used for patients with bleeding disorders. Physicians who prescribe platelet therapy increasingly turn to “single donor” platelet products (i.e., enough platelets collected from one donor, during an automated collection, to constitute a transfusible dose) to minimize a patient’s exposure to multiple donors and possible blood-borne diseases.

We market the MCS brand system for the automation of platelet collection, including improved platelet yields and patient safety. Our MCS brand system is an apheresis system meaning that it has specific blood component collection objectives, returns to the donor the unwanted blood components and replaces the volume of fluids collected with a saline return benefiting the donor. Our automated platelet collection systems collect one or more therapeutic “doses” of platelets during a single donation by a volunteer blood donor. As noted above, platelets derived from a non-automated donation of whole blood (also called a manual collection) must be “pooled” together with platelets from 4-7 other donor’s platelets to make a single therapeutically useful dose because platelets are only a very small portion of whole blood volume.

Red cells are frequently transfused to patients to replace blood lost during surgery. Red cells are also transfused to patients with blood disorders, like sickle cell anemia or aplastic anemia. Automated red cell collection, a technology we created, allows for the safe, efficient collection of more red cells from a single donor than are collected in a manual, whole blood collection. Most red cells transfused today are derived from manually collected whole blood. This manual procedure involves time-consuming, error-prone secondary handling and processing in a laboratory. Red cell shortages are an occasional problem plaguing healthcare systems worldwide, particularly those in the U.S. Our MCS brand systems help blood collectors address their operational challenges through optimizing the collection possibilities with those donors who present themselves on a collection drive. The system automates the blood separation function, eliminating the need for laboratory processing, and enables the collection of two transfusible doses of red cells from a single donor thus alleviating blood shortages. We call this our two unit protocol or double red cell collection.

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

The Cymbal brand red cell collection system is an automated device that also collects and processes two units of red cells from a single donor. The Cymbal system is a second generation red cell collection system which is smaller, lighter and more portable than previous red cell collection technologies, such as our MCS system. This mobility, including battery power, allows our customers to more easily use the device on mobile blood drives. Cymbal is currently sold in Europe and the U.S.

With our ACP 215 automated cell processing system, blood collectors and hospitals can freeze and thaw red cells so that they can maintain a frozen blood reserve. Red cells can be stored in a refrigerator for up to 42 days. The ACP 215 technology allows blood collectors to safely freeze and thaw red cells. Red cells can be stored frozen for up to 10 years. Blood reserves are often maintained to enable the blood provider to respond adequately to large-scale emergencies where many people require blood transfusions or to treat patients who require transfusions of very rare blood types. Our blood processing systems can also remove plasma from red cells for patients who need specially treated blood.

During an automated blood donation, intravenous solutions and other solutions are used. We manufacture these solutions in our facility in Union, South Carolina.

Our information technology platforms span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product. The EDonor platform is a web based product that manages donor recruitment and retention. The Hemasphere platform supports our customer’s key partners — organizations running blood drives — to manage the mobile blood drive process. The eQue software automates the interview and assessment process prior to a person donating. The eLynx software optimizes the workflow processes in the donor center, SafeTrace and the new El Dorado Donor products are donation and blood unit management systems. A cross-matching and transfusion tracking system and the Surround software support laboratory testing management. We also offer products developed for the European market, Sapanet, a software suite designed for workflow management and quality control in blood centers and laboratories, and Edgeblood, an integrated software application that manages activities of a transfusion center from blood donations to traceability of patient transfusions. Combined, these platforms help blood collectors to improve safety, regulatory compliance, and efficiency and to manage processes across the blood supply chain.

Haemonetics offers consulting services that leverage our experience in blood banking, lean manufacturing, and Six Sigma to recommend new approaches to business process excellence. Our internal use of business practice improvement tools spawned requests from our U.S. customer base to seek our training to their selected staff with the intent to develop expertise in problem solving and solution creation skills. Our consulting services address donor recruitment, operations, blood collection, quality control, and more.

We market our MCS, Cymbal, and ACP 215 systems and software solutions to not-for-profit blood collection agencies and government sponsored healthcare systems worldwide.

In fiscal year 2011, we will launch the IMPACT Online platform version for blood collectors mirroring our late fiscal year 2010 launch of IMPACT Online platform for hospitals. This web based platform compiles data from across the blood center’s information systems and provides administrators with a highly intuitive, easy to use dashboard view of operations and key success measurements designed to enable blood centers to improve operating efficiency.

HOSPITAL FAMILY OF PRODUCTS AND SOLUTIONS

The Transfusion Market for Hospitals

Loss of blood is common in open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Prior to the introduction of our technology, patients were exclusively transfused with blood from volunteer donors. Donor blood (also referred to as “allogeneic blood”) carries various potential risks including (1) risk of transfusion with the wrong blood type (the most common cause of transfusion-related death), (2) risk of transfusion reactions including death, but more commonly chills, fevers or other side effects that can prolong a patient’s recovery, and (3) risk of transfusion of blood with a blood-borne disease or infectious agent.

As a result of numerous blood safety initiatives, today’s blood transfusions are extremely safe, especially in developed and resourced health care systems. However, transfusions are not risk free. Surgical blood salvage (also known as autotransfusion) reduces or eliminates a patient’s need for blood donated from others and ensures that the patient receives the safest blood possible — his or her own.

Surgical blood salvage involves the collection of a patient’s own blood during and after surgery, for reinfusion to that patient. In surgical blood salvage, blood is suctioned from a wound site, processed and washed through a centrifuge-based system which yields concentrated red cells available for transfusion back to the patient. This process occurs in a sterile, closed-circuit, single-use consumable set which is fitted into an electromechanical device. We market our surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons or to surgical suite service providers.

Information technology has become increasingly important in hospital management as administrators strive to provide the best patient care at optimal costs. Despite this trend, there are limited platforms which help hospitals assess and improve blood management practices, track blood within their own hospital systems, or manage the costs of blood. Likewise, there are limited platforms to help hospitals predict demand for their blood suppliers, the blood collection agencies, and link the blood supply chain from donor to patient. As regulations continue to increase and as hospitals struggle with increasing costs, information technology for blood supply chain management will play an important role in hospital administration.

Haemonetics’ Hospital Product Line

Since November 2007, we have marketed the TEG Thromobelastograph Hemostasis Analyzer, a blood diagnostic instrument which measures a patient’s hemostasis or the ability to form and maintain blood clots. By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, if a transfusion is likely, whether to use donated blood or surgical blood salvage. Such planning supports the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, shorter intensive care unit and hospital stays, and fewer exploratory surgeries. The TEG system is comprised of an electromechanical device, single use containers and reagents.

Clinicians may decide to use surgical blood salvage as an alternative to transfusion of donor blood. Our surgical blood salvage systems allow for the recovery, segregation and washing of red cells from blood lost by a patient during or after surgery. These red cells are then available to transfuse back to the patient if needed. The Cell Saver brand system is a surgical blood salvage system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries. It has become the standard of care for high blood-loss surgeries. The newer cardioPAT brand system is a surgical blood salvage system targeted to open heart surgeries when there is less blood loss and the blood loss continues post-surgery. The system is designed to remain with the patient following surgery to recover blood and produce a washed red cell product for autotransfusion. We have recently introduced the Quick-Connect cardioPAT feature which permits customers to utilize the processing set selectively, depending on the patient’s need.

The OrthoPAT surgical blood salvage system is targeted to orthopedic procedures that involve slower, lower volume blood loss that often occurs well after surgery. The system is designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion. We have recently introduced the Quick-Connect feature for the OrthoPAT system which permits customers to utilize the processing set selectively, depending on the patient’s need.

Also included in our hospital product line is the SmartSuction product. This product is an advanced suction system for removal of blood and debris from the surgical field. The system is used in conjunction with surgical blood salvage.

In the past, our information technology platforms have been focused on the blood bank and plasma businesses. This year, we launched the IMPACTtm Online platform which monitors and measures improvements in a hospital’s blood management practices. Where before, data was siloed across multiple information platforms, IMPACT Online compiles data from disparate systems across the hospital, and provides administrators with actionable information.

We have recently added SafeTrace TX, a product that manages blood product inventory, performs patient cross-matching and transfusion management systems. In addition, our BloodTrack suite of solutions manages control of blood products from the hospital blood bank through to the transfusion to the patient. “Smart” refrigerators located in operating suites, emergency rooms, and other parts of the hospital dispense blood units with just-in-time control and automated tracking for efficient documentation. With our more robust offerings, hospitals are better able to manage processes across the blood supply chain and identify increased opportunities to reduce costs and enhance processes.

For consulting services, we offer peer to peer clinician consulting services that leverage a proprietary database of best practices in transfusion medicine to provide hospitals with a baseline view of their blood management metrics, as well as with recommendations for approaches to transfusion therapy and the avoidance of unnecessary transfusions. Our services then measure key improvements associated with recommended best practices to allow hospital customers to track progress.

Software Solutions

We provide information technology platforms and technical support for efficient and compliant management of various points along the blood supply chain, including blood drive and donor management, blood processing, blood distribution, and transfusion management. For our plasma customers, we also provide information technology platforms for managing back office functions and distribution at plasma fractionation facilities. While our information technology platforms can be used as “stand-alone,” our goal is to provide connectivity such that the blood supply chain is linked from donor to patient.

Through our services group, we offer business consulting solutions to support process excellence, donor recruitment, business design, and blood management efforts. We also provide blood management assessment tools to hospitals.

When combining our software solutions with our devices, our goal is to give customers powerful tools for improving blood management while driving growth of our consumables. For example, a hospital may use our consulting services to analyze its blood management practices and recommend changes in practice. Then, the hospital can leverage our devices to predict blood demand, manage blood inventory, and reduce demand for donated blood. Finally, the hospital can use our newly-released IMPACTtm Online blood management business intelligence portal to monitor the results of its new practices. The positive patient impact and reduced costs from this integrated blood management approach can be significant. Likewise, by understanding best practices, blood demand, and discreet patient needs, hospitals can more frequently deploy our devices to ensure best patient care.

Our software solutions offerings are described more fully in the plasma, blood bank, and hospital product family discussions above.

(ii)	Revenue Detail

We discuss our revenues using the following categories:

•	Disposables (also referred to as consumables, these revenues include the sale of single-use collection sets for blood component collection and processing and surgical blood salvage, plus the fees for the use of our equipment);

•	Equipment (the sale of devices), including equipment service contracts; and

•	Software solutions (including Haemonetics software solutions business and consulting services).

Sales of disposable products accounted for approximately 86.8% of net revenues in fiscal year 2010 and 86.7% of net revenues in fiscal year 2009. Sales of our disposable products were 8.1% higher in fiscal year 2010 than in fiscal year 2009. The favorable effects of foreign exchange contributed 2.4% of the increase in net sales during fiscal year 2010 with the remaining 5.7% increase resulting primarily from increases in disposable revenues across our plasma and platelet product lines. This increase in revenues is largely related to volume growth (both market and share) and price increases in plasma and penetration of emerging markets in platelets.

Sales of equipment accounted for approximately 7.6% of net revenues in fiscal year 2010 and approximately 8.0% of net revenues in fiscal year 2009. The increase in equipment revenue during fiscal year 2010 was primarily the result of the acquisition in September 2009 of the biological collection and processing division of SEBRA, whose revenues are reported as equipment sales.

Software solutions accounted for approximately 5.6% and 5.3% of net revenues in fiscal year 2010 and 2009, respectively. The software solutions increase during fiscal year 2010 was driven by underlying growth in the plasma business and acquisitions partially offset by the cancellation of a contract with the U.S. Department of Defense in the fourth quarter of fiscal year 2009.

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

In fiscal year 2010, for the tenth consecutive year, we received the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

(iv)	United States

In fiscal year 2010, approximately 47.1% of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products.

(v)	Outside the United States

In fiscal year 2010, approximately 52.9% of consolidated net revenues were generated through sales to non-U.S. customers. Our direct sales force in Europe and Asia includes full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. We also use various distributors to market our products in parts of: Europe, including Russia, South America, the Middle East,

Africa, and the Far East. We have recently established offices with marketing personnel who work with our distributors in Russia, Lebanon, India and Brazil.

(vi)	Research, Development and Engineering

Our research, development and engineering (“RD&E”) centers in the United States and Switzerland ensure that protocol variations are incorporated to closely match local customer requirements. In addition, our Haemonetics Software Solutions maintains development operations in Edmonton, Alberta, Canada and Illinois, USA. In April 2010, as part of the integration of the Global Med Technologies, Inc. acquisition, we decided to cease operations in Illinois and move U.S. software solutions development to Global Med’s headquarters in California, USA. With this acquisition we also acquired a software development operation in Limonest, France.

Customer collaboration is also an important part of our technical strength and competitive advantage. These collaboration customers and transfusion experts provide us with ideas for new products and applications, enhanced protocols, and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.

The development of blood component separation products and extracorporeal blood typing and screening systems has required us to maintain technical expertise in various engineering disciplines, including mechanical, electrical, software, and biomedical engineering and material science. Innovations resulting from these various engineering efforts enable us to develop systems that are faster, smaller, and more user-friendly, or that incorporate additional features important to our customer base.

Our expenditures for RD&E were $26.4 million for fiscal year 2010 (4.1% of sales) and $23.9 million for fiscal year 2009 (4.0% of sales). With the exception of the capitalization of software development costs (see Note 17), all RD&E costs are expensed as incurred. We expect to continue to invest resources in RD&E.

In fiscal year 2010, RD&E resources were allocated to supporting a next generation surgical blood salvage device, an automated whole blood collection system and several projects to enhance our current product portfolio. We also allocated resources to our Arryx subsidiary for on-going research into nanotechnology applications in the blood typing and screening field. At the end of fiscal year 2010, based on a review of ongoing development plans for our next generation platelet apheresis products (Portico), we have abandoned and written off $12.2 million associated with previously capitalized software development costs. Additionally, in connection with the acquisition of Global Med we elected to no longer market the Symphony blood bank donation management system in favor of Global Med’s El Dorado application. As a result we wrote off the carrying value of the Symphony asset totaling approximately $3.5 million.

(vii)	Manufacturing

Our principal manufacturing operations (equipment, disposables, and solutions) are located in Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; Bothwell, Scotland; and Niles, Illinois. We are also in the process of building additional plasma disposables manufacturing capabilities at our Draper, Utah facility and expect to be validated for manufacturing late in fiscal year 2011.

In general, our production activities occur in controlled settings or “clean room” environments. Each step of the manufacturing and assembly process is quality checked, qualified, and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

Plastics are the principal component of our disposable products. Contracts with our suppliers help mitigate some of the short-term effects of price volatility in this market, however, increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials.

Some component manufacturing is performed by outside contractors according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished consumables in Singapore, Japan, and Thailand. Certain parts and components are purchased from various single sources. If necessary, we believe that, in most cases, alternative sources of supply could be identified and developed within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations. All of our other equipment and disposable manufacturing sites are certified to the ISO 13485 standard and to the Medical Device Directive allowing placement of the CE mark of conformity.

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

(viii)	Intellectual Property

We consider our intellectual property rights to be important to our business. We rely on patent, trademark, copyright, and trade secret laws, as well as provisions in our agreements with third parties to protect our intellectual property rights. We hold patents in the United States and many international jurisdictions on some of our machines, processes, disposables and related technologies. These patents cover certain elements of our systems, including protocols employed in our equipment and certain aspects of our processing chambers and disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license, or the patents may be defensive in that they are directed to technologies not currently embodied in our current products. We also license patent rights from third parties that cover technologies that we use or plan to use in our business. To maintain our competitive position, we rely on the technical expertise and know-how of our personnel and on our patent rights. We pursue an active and formal program of invention disclosure and patent application in both the United States and foreign jurisdictions. We own various trademarks that have been registered in the United States and certain other countries.

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

We created our technologies and have established a record of innovation and market leadership in each of the areas in which we compete. Although we compete directly with others, no other company offers the complete range of integrated solutions designed to meet customers’ needs across the entire blood supply chain.

To remain competitive, we must continue to develop and acquire cost-effective new products, information technology platforms, and business services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors. Some factors are largely within our control such as reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety and cost effectiveness and continual and rigorous documentation of clinical performance. Other factors are outside of our control, including regulatory standards, medical standards and the practice of medicine.

In the automated plasma collection markets, we principally compete with Fenwal, Inc. on the basis of quality, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. Fenwal, Inc. is an independent company founded in March 2007 when Texas Pacific Group and Maverick Capital, Ltd. acquired the Transfusion Therapies division of Baxter Healthcare Group. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, including Cuba and Iran.

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

In the automated red cell collection market we also compete against Caridian BCT and Fenwal. However, it is important to note that only about 5% of the forty million units of red cells collected worldwide and about 10% of the 15 million units of red cells collected in the U.S. annually are collected via automation today by these three companies combined. So, we more often compete with traditional manual methods of deriving red cells by collecting and separating a pint of whole blood. We compete on the basis of total cost, process control, product quality, and inventory management.

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

Within our hospital business, in the diagnostics market, the TEG Thrombelastograph Hemostasis Analyzer is used primarily in the surgical arena. There is one direct competitor, Rotem, with whom we currently compete with in Europe and beginning in fiscal year 2011 in the United States. Rotem recently received 510k clearance for its device and selected reagents in the U.S. Other competitive technologies include standard coagulation tests that measure various aspects of hemostasis.

In the high blood loss surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. Each manufacturer’s technology is similar, and our Cell Saver competes principally with Medtronic, Fresenius, and Sorin Biomedica. Our newly introduced cardioPAT system is the only washed surgical blood salvage device designed to recover red cells for transfusion where blood loss continues post operatively in heart surgery.

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

In the software market, we compete with MAK Systems, Mediware, and “home grown” applications. These companies provide software to blood and plasma collectors and to hospitals for managing donors, collections, and blood units. None of these companies competes in other Haemonetics markets.

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

(xi)	Significant Customers

The Japan Red Cross Society (JRC) is a significant customer that represented 14.3% of our revenues in fiscal year 2010.

(xii)	Government Regulation

The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research (“CBER”) and the Center of Devices and Radiological Health (“CDRH”) of the United States Food and Drug Administration (“FDA”), and other non-United States regulatory bodies.

All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved Pre-market Approval Application (“PMA”). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous solutions (blood anticoagulants and solutions for storage of red blood cells) marketed by us for use with our automated systems requires us to obtain from CBER an approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”). A 510(k) pre-market clearance indicates FDA’s agreement with an applicant’s determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance involves the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) approvals because the FDA review process is more complicated.

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

(xiii)	Environmental Matters

Compliance with international, federal and local environmental protection laws or regulations could have an adverse impact upon our business or could require material capital expenditures. We continue to monitor changes in U.S. and international environmental regulations that may present a significant risk to the business, including laws or regulations relating to the manufacture or sale of products using plastics. Action plans are developed to mitigate identified risks.

(xiv)	Employees

As of April 3, 2010, we employed the full-time equivalent of 2,327 persons assigned to the following functional areas: manufacturing, 913; sales and marketing, 405; general and administrative, 374; research, development, and engineering, 417; and quality control and field service, 218. We consider our employee relations to be satisfactory.

(xv)	Availability of Reports and Other Information

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

(D)	Financial Information about Foreign and Domestic Operations and Export Sales

The financial information required by this item is included herein in Note 15 of the financial statements, entitled Segment, Geographic and Customer Information. Sales to the Japanese Red Cross accounted for 14.3% of net revenues in fiscal year 2010. No other customer accounted for more than 10% of our net revenues. For more information concerning significant customers, see subheading of Note 2 of the financial statements, entitled, Concentration of Credit Risk and Significant Customers.

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

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 15 and 46.

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

As a medical device manufacturer we are subject to a number of existing laws and regulations. Non-compliance with those laws or regulations could adversely affect our financial condition and results of operations.  The manufacture, distribution and marketing of our products are subject to regulation by the FDA and other non-United States regulatory bodies. Some regulatory authorities outside the United States may have a bias in favor of locally produced goods that could delay or prevent our achieving regulatory approval to market our products in such geographies. We must obtain specific regulatory clearance prior to selling any new product or service, and our operations are also subject to continuous review and monitoring by the FDA and other regulatory authorities. The process of obtaining approval to market and distribute our products is costly and time-consuming. Export of U.S. technology or goods manufactured in the United States to some jurisdictions requires special U.S. export authorization that may be influenced by factors, including political dynamics, outside our control. Changes in privacy regulations and other developments in human subjects clinical trials could make it more difficult and more expensive to conduct clinical trials necessary for product approval. Regulations about the use of certain materials in the manufacture of our products could also require us to convert our production to alternate material(s), which may be more costly or less effective. The number of eligible blood donors is influenced by government regulations (including travel restrictions, health history, etc.) and other economic and sociological factors. Changes in donation related regulations could have significant immediate effects on the population of eligible donors.

We are subject to various actions by government authorities that regulate medical devices including: product recalls, orders to cease manufacturing or distribution activities, and other taxes, sanctions or penalties.  Compliance with these regulations is costly and additional regulation could adversely affect our results of operations. Our customers are also subject to these regulations. Our customers’ compliance with applicable regulations could also affect our results of operations. Our hospital products are used in surgical procedures that are the subject of reimbursement to certain of our customers by third party payors, including governmental programs. Changes in the reimbursement guidelines could affect our product revenues. Marketing practices for these products are strictly regulated and violations may subject the Company to fines and other penalties. Recently, legislation was enacted in the U.S. which imposes a 2.3% excise tax on U.S. sales of medical devices beginning in January 2013.

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

As a global corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.  International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. In fiscal year 2010, our international revenues accounted for 52.9% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues for sales made in foreign currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services is made in local currencies.

Plastics are the principal component of our disposables, which are the main source of our revenues.  Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. Increases in the costs of other commodities may affect our procurement costs to a lesser degree.

Loss of a significant customer could adversely affect our business.  The Japan Red Cross Society (JRC) is a significant customer that represented 14.3% of our revenues in fiscal year 2010. Because of the size of this relationship we could experience a significant reduction in revenue if the JRC decided to significantly reduce its purchases from us for any reason including a desire to rebalance its purchases between vendors, or if we are unable to obtain and maintain necessary regulatory approvals in Japan. We also have a concentration of credit risk due to our outstanding accounts receivable balances with the JRC.

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

We are subject to the risks associated with communicable diseases. A significant outbreak of a disease could reduce the demand for our products and affect our ability to provide our customers with products and services.  An eligible donor’s willingness to donate is affected by concerns about their personal health and safety. Concerns about communicable diseases (such as pandemic flu, SARS, or HIV) could reduce the number of donors, and accordingly reduce the demand for our products for a period of time. A significant outbreak of a disease could also affect our employees’ ability to work, which could limit our ability to produce product and service our customers.

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

There is a risk that the Company’s IP may be subject to misappropriation in some countries.  Certain countries, particularly China, do not enforce compliance with laws that protect intellectual property (“IP”) rights with the same degree of vigor as is available under the U.S. and European systems of justice. Further, certain of the Company’s IP rights are not registered in China, or if they were, have since expired. This may permit others to produce copies of products in China that are not covered by currently valid patent registrations. There is also a risk that such products may be exported from China to other countries.

The technologies that cover our products are the subject of active patent prosecution.  There is a risk that one or more of our products may be determined to infringe a patent held by another party. If this were to occur we may be subject to an injunction or to payment of royalties, or both, which may adversely affect our ability to market the affected product(s). In addition, competitors may patent technological advances which may give them a competitive advantage or create barriers to entry.

Our products are made with materials which are subject to regulation by governmental agencies.  Environmental regulations may prohibit the use of certain compounds in products we market and sell into regulated markets. If we are unable to substitute suitable materials into our processes, our manufacturing operations may be disrupted.

We are entrusted with sensitive personal information relating to surgical patients, blood donors, employees and other persons in the course of operating our business and serving our customers, Government agencies require that we implement measures to ensure the integrity and security of such personal data and, in the event of a breach of protocol, that we inform affected individuals. If our systems were not properly implemented, or should suffer a breach of security or an intrusion (e.g., “hacking”) by unauthorized persons, the Company’s reputation could be harmed, and it could incur costs and liabilities to affected persons and enforcement agencies.

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

On property adjacent to the Braintree facility the Company leases 43,708 square feet of additional office space. This facility is used for sales, marketing, finance, legal, and other administrative services. Annual lease expense for this facility is $548,171.

The Company leases an 81,929 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations supporting our plasma business. Annual lease expense is $346,994 for this facility. The Company is also leasing a temporary facility of 28,309 square feet in Leetsdale, Pennsylvania to accommodate expanded distribution until we can manufacture in our new facility in Draper, Utah.

The Company leases 99,931 square feet in Draper, Utah. This facility is used for the manufacturing of SEBRA whole blood equipment and the distribution of both SEBRA and plasma disposable products. Beginning in April 2011, this facility will manufacture plasma disposables identical to the production in Leetsdale, PA. Annual lease expense is $471,105.

The Company owns a facility in Bothwell, Scotland used to manufacture disposable components for European customers. The original facility is approximately 22,200 square feet. An addition of 18,000 square feet was added in early fiscal year 2006. This expansion provided additional office space and 13,500 square feet of warehouse replacing space previously leased for this purpose.

The Company leases 26,264 square feet of office space in Signy, Switzerland. This facility is used for sales, marketing, finance and other administrative services. Annual lease expense for this space is $743,140.

The Company leases 6,214 square feet of space in Tokyo, Japan for sales, marketing, finance and other administrative offices. Annual lease expense is $567,560.

The Company owns a facility in Union, South Carolina. This facility is used for manufacture of sterile solutions to support our blood bank and plasma businesses. The facility is approximately 69,300 square feet.

The Company also leases a 55,000 square foot facility in Stoughton, Massachusetts. This facility is used for warehousing and distribution of products. The annual lease expense is $261,250.

Haemonetics Software Solutions, which develops and markets software for the blood bank and plasma business, retains two leases. The first is 25,856 square feet of office space in Edmonton, Alberta, Canada. Annual lease expense is $321,192. The second is 17,624 square feet of office space in Rosemont, Illinois. Annual lease expense is $427,430. We expect to close this facility in fiscal year 2011.

Arryx Inc., which performs research for the Company, leases 10,830 square feet of office and laboratory space in Chicago, Illinois. Annual lease expense is $201,090.

Haemoscope Corporation., which performs research and manufacturing for the Company, leases 16,478 square feet of office and manufacturing space in Niles, Illinois. Annual lease expense is $134,710.

The Company also leases sales, marketing, service, and distribution facilities in Japan, Europe (Austria, Belgium, Czech Republic, France, Germany, Italy, Sweden, Switzerland, the Netherlands, and United Kingdom), Lebanon, Russia, China, Hong Kong, Taiwan, and Brazil to support our international business.

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

In December 2005, we filed a lawsuit against Baxter Healthcare SA and Fenwal Inc. in Massachusetts federal district court, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems. In March 2007, Baxter sold the Transfusion Technologies Division (which markets the ALYX product) to private investors, TPG, and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal ALYX system infringed Haemonetics’ patent and awarded us $15.7 million in damages for past infringement. On June 2, 2009, the court ruled that, in addition to paying the damages awarded by the jury, Fenwal must stop selling the ALYX consumable by December 1, 2010 and must pay Haemonetics a 10% royalty on ALYX consumable net sales from January 30, 2009 until December 1, 2010 when the injunction takes effect. In addition, the court awarded pre-judgment interest at 5% on the unpaid damages awarded. On August 19, 2009, an amended judgment was issued under which Haemonetics was awarded $11.3 million for lost profits suffered as a result of the infringement, $4.4 million in royalty damages suffered as a result of the infringement, and prejudgment interest of $2.3 million for a total award of $18.0 million. Fenwal and Baxter have appealed these rulings to the United States Court of Appeals for the Federal Circuit and oral arguments were heard on April 5, 2010. The damages have not been paid and the royalties are being escrowed pending a decision on the appeal. On December 16, 2009, the U.S. Patent Office granted a request by Fenwal for the ex-parte re-examination of the Haemonetics patent, and that re-examination process is proceeding.

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

In April 2008, our subsidiary Haemonetics Italia, Srl. and two of its employees were found guilty by a court in Milan, Italy of charges arising from allegedly improper payments made under a consulting contract with a local physician and in pricing products supplied under a tender from a public hospital. In parallel proceedings concluded contemporaneously in Genoa, Italy, the same parties were entirely exonerated of all charges. Both matters involved several other individuals and companies and arose in 2004 and 2005, respectively. When the matters first arose, our Board of Directors commissioned independent legal counsel to conduct investigations on its behalf. Based upon its evaluation of counsel’s report, the Board concluded that no disciplinary action was warranted in either case. All Haemonetics parties appealed the guilty verdicts. On March 3, 2010 the first-level appeals court affirmed these verdicts. We are evaluating this decision and considering our options for further appeal. The Milan ruling, and its affirmation, has not impacted the Company’s business in Italy to date. A third proceeding was referred by the Milan court for hearing in Bergamo, Italy. There have been evidentiary hearings, but no material developments in that case.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors.

PETER ALLEN (age 51) joined our Company in 2003 as President, Donor Division. Mr. Allen was appointed Chief Marketing Officer for Haemonetics in 2008. Prior to joining Haemonetics, Mr. Allen was Vice President of The Aethena Group, a private equity firm providing services to the global healthcare industry. From 1998 to 2001, he held various positions including Vice President of Sales and the Oncology Business at Syncor International, a provider of radiopharmaceutical and comprehensive medical imaging services. Previously, he held executive level positions in sales, marketing and operations in DataMedic, Inc., Enterprise Systems, Inc./HBOC, and Robertson Lowstuter, Inc. Mr. Allen has also worked in sales and marketing at American Hospital Supply Corporation and Baxter International, Inc.

PHILLIP J. BRANCAZIO (age 57) joined our Company in July 2009 as Vice President, Global Manufacturing. Prior to Haemonetics, Mr. Brancazio was Vice President of Manufacturing for Watson Pharmaceuticals, a generic drug manufacturer from 2004 — 2009. From 1999 to 2003 he worked with DPT Laboratories, a contract manufacturing company, servicing the pharmaceutical industry, as Vice President of Manufacturing. Mr. Brancazio worked for Bristol Myers Squibb from 1976 to 1999. He held positions of increasing responsibility in Quality, Production, and Supply Chain, and Vice President of Manufacturing. Mr. Brancazio has a BS in Microbiology with a Minor in Chemistry from Texas A&M University, and an MBA from University of North Carolina, Greensboro.

BRIAN CONCANNON (age 52) joined our Company in 2003 as President, Patient Division and was promoted to President, Global Markets, in 2006. In 2007, Mr. Concannon was promoted to Chief Operating Officer. In April 2009, Mr. Concannon was promoted to President and Chief Executive Officer and elected to the Haemonetics Board of Directors. Immediately prior to joining the Company, Mr. Concannon was President,

Northeast Region, Cardinal Health Medical Products and Services where he was employed since 1998. From 1985 to 1998, he was employed by American Hospital Supply Corporation, Baxter Healthcare Corp. and Allegiance Healthcare in a series of sales and operations management positions of increasing responsibility.

JOSEPH FORISH (age 57) joined our Company in 2005 as Vice President, Human Resources. Prior to joining Haemonetics, Mr. Forish held various global human resources leadership roles, including Vice President, Corporate Human Resources for Rohm and Haas Company. Prior to that, Mr. Forish was Vice President, Human Resources for the ConvaTec Division of Bristol-Myers Squibb Company.

MIKAEL GORDON (age 55) joined our Company in 2007 as President, Europe and was promoted to President, Global Markets in February 2009. Prior to joining Haemonetics, Mr. Gordon was Regional Executive Manager North & West Europe for GE Healthcare Clinical Systems. From 1997 to 2007 he held various executive positions as Vice President IT, VP Laboratory Products, VP Strategic Planning and VP Global Sales within Amersham Biosciences until the company was acquired by General Electric in 2004. Mr. Gordon has broad international business experience in the healthcare environment and has lived several years outside his home country. Mr. Gordon has a B.Sc. from the Stockholm School of Economics and is a Swedish national.

SUSAN HANLON (age 42) joined our Company in 2002 as Vice President and Corporate Controller. In 2004, she was promoted to Vice President Planning and Control, and in 2008, Ms. Hanlon was promoted to Vice President Finance. She presently has responsibility for Controllership, Financial Planning, Tax, and Treasury. Prior to joining Haemonetics, Ms. Hanlon was a partner with Arthur Andersen LLP in Boston

CHRISTOPHER LINDOP (age 52) joined our Company in January of 2007 as Vice President and Chief Financial Officer. In 2007, Mr. Lindop also assumed responsibility for business development. Mr. Lindop is also responsible for our Software Solutions and Arryx businesses. Prior to joining Haemonetics, Mr. Lindop was Chief Financial Officer at Inverness Medical Innovations, a rapidly growing global developer of advanced consumer and professional diagnostic products from 2003 to 2006. Prior to this, he was Partner in the Boston offices of Ernst & Young LLP and Arthur Andersen LLP and was engagement partner to the Haemonetics account at both firms. Mr. Lindop has no continuing relationship with Ernst & Young that would preclude its continued service as our independent auditor. Additionally, there was a sufficient interval between Mr. Lindop’s work for the Company as our engagement partner and his appointment as CFO to comply with all applicable SEC rules and regulations.

ALICIA R. LOPEZ (age 55) joined our Company in 1988 as General Counsel and Director of Human Resources. Since 1990, she has served as Secretary to the Board of Directors. In 2000, Ms. Lopez was appointed Senior Vice President. In 2003, Ms. Lopez was named Vice President and General Counsel and in 2004 she was promoted to General Counsel and Vice President of Administration. In 2007, Ms. Lopez was promoted to Vice President, Corporate Affairs. Currently, she has responsibility for world wide legal, quality, regulatory, medical, clinical, environmental health and safety, and public affairs. Prior to joining Haemonetics, Ms. Lopez was employed by the law firm of Sullivan & Worcester, counsel at the time to Haemonetics.

BRAD NUTTER (age 58) joined our Company in 2003 as Board Member, President and Chief Executive Officer. In January 2008, Mr. Nutter was named Chairman of the Board. In April 2009, Mr. Nutter stepped down from his position as Chief Executive Officer and assumed his new role as Executive Chairman of the Board. Prior to joining Haemonetics, Mr. Nutter was President and Chief Executive Officer of Gambro Healthcare, an international dialysis provider, a division of Gambro AB. From 1997 to 2000, he was Executive Vice President and Chief Operating Officer of Syncor International, an international provider of radiopharmaceuticals and medical imaging. Previously, Mr. Nutter held senior level positions at American Hospital Supply Corporation and Baxter International, Inc.

MICK RUXIN, M.D. (age 64) joined our Company in 2010 as Vice President, Global Software Strategies. In 1995, Dr. Ruxin founded and was the Chairman and CEO of Global Med Technologies. Prior to Global Med, Dr. Ruxin founded and was the Chairman and CEO of National MRO, an international corporation that managed Fortune 500 companies’ drug programs. Dr. Ruxin received his M.D. degree from the University of Southern California and was Chief of two Emergency Departments in Denver, Colorado.

DR. JONATHAN WHITE (age 50) joined our Company in 2008 as Vice President, Research and Development. Dr. White joined Haemonetics from Pfizer, where he held a number of roles including Chief Information Officer, and where he was employed from 1998 to 2008. From 1992 to 1998, he was a management consultant at McKinsey and Company in New York. Dr. White is a Fellow of the Royal College of Surgery in England. He completed his qualifications as a neurosurgeon and worked in both clinical and academic medical settings. In addition, he holds a Masters degree in Computer Science from Cambridge in England, and a Masters degree in Business Administration from INSEAD in France.

PART II

Item 5.	Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended April 3, 2010:
Market price of Common Stock:
High	$58.92	$60.23	$57.60	$59.57
Low	$46.89	$52.01	$51.40	$52.40
Fiscal year ended March 28, 2009:
Market price of Common Stock:
High	$61.29	$66.97	$63.27	$65.33
Low	$51.72	$51.18	$48.79	$50.32

There were approximately 327 holders of record of the Company’s common stock as of April 3, 2010. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return provided to shareholders on Haemonetics Corporation’s common stock relative to the cumulative total returns of the S & P 500 index and the S & P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/31/2005 and its relative performance is tracked through 3/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Haemonetics Corporation, The S&P 500 Index
And The S&P Health Care Equipment Index

*	$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/05	3/06	3/07	3/08	3/09	3/10
Haemonetics Corporation	100.00	120.42	110.89	141.32	130.65	135.56
S&P 500	100.00	111.73	124.95	118.60	73.43	109.97
S&P Health Care Equipment	100.00	102.82	111.66	115.55	79.41	110.86

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

Haemonetics Corporation and Subsidiaries Five-Year Review

	2010	2009	2008	2007	2006(a)
	(In thousands, except share and employee data)

Summary of Operations
Net revenues	$645,430	$597,879	$516,440	$449,607	$419,733
Cost of goods sold	$307,949	$289,709	$258,715	$222,307	$199,198
Gross profit	$337,481	$308,170	$257,725	$227,300	$220,535
Operating expenses:
Research, development and engineering	$26,376	$23,859	$24,322	$23,884	$26,516
Selling, general and administrative	$214,483	$198,744	$163,116	$137,073	$121,351
Contingent consideration income	$(2,345)	—	—	—	—
Asset impairments	$15,686	—	—	—	—
Cost to Equity	—	—	—	$225	$680
In process research and development	—	—	—	$9,073	—
Arbitration & Settlement Income	—	—	—	$(5,700)	$(26,350)
Total operating expenses	$254,200	$222,603	$187,438	$164,555	$122,197
Operating income	$83,281	$85,567	$70,287	$62,745	$98,338
Other income (expense), net	$(2,011)	$(565)	$7,015	$9,591	$7,864
Income before provision for income taxes	$81,270	$85,002	$77,302	$72,336	$106,202
Provision for income taxes	$22,900	$25,698	$25,322	$23,227	$37,806
Net income	$58,370	$59,304	$51,980	$49,109	$68,396
Income per share:
Basic	$2.29	$2.34	$2.01	$1.84	$2.58
Diluted	$2.24	$2.27	$1.94	$1.78	$2.49
Weighted average number of shares	25,451	25,389	25,824	26,746	26,478
Common stock equivalents	612	784	922	903	996
Weighted average number of common and common equivalent shares	26,063	26,173	26,746	27,649	27,474

(a)	Reflects the adjustment to convert our investment in Arryx, Inc. to the equity method for periods prior to the acquisition.

	2010	2009	2008	2007	2006

Financial and Statistical Data:
Working capital	$249,646	$289,530	$261,757	$321,654	$330,288
Current ratio	2.8	4.1	3.7	4.9	4.7
Property, plant and equipment, net	$153,298	$137,807	$116,484	$90,775	$75,266
Capital expenditures	$56,304	$56,379	$57,790	$40,438	$33,774
Depreciation and amortization	$43,236	$36,462	$31,197	$27,504	$25,150
Total assets	$760,660	$649,693	$608,950	$572,735	$545,457
Total debt	$20,651	$6,038	$12,363	$28,876	$39,153
Stockholders’ equity	$593,124	$539,884	$494,188	$479,648	$440,564
Return on average equity	10.30%	11.47%	10.52%	10.67%	17.19%
Debt as a % of stockholders’ equity	3.48%	1.12%	2.50%	6.02%	8.89%
Employees(b)	2,327	2,016	1,875	1,826	1,661
Net revenues per employee	$277	$297	$275	$246	$254

(b)	Reflects the addition of Global Med employees at the end of fiscal year 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)	Our Business

Our systems automate the collection and processing of donated blood; assess likelihood for blood loss; salvage and process surgical patient blood; and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Specifically, our plasma and blood bank systems allow users to collect and process only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient’s clotting ability) to aid clinicians in assessing the likelihood of a patient’s blood loss. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital.

We also market information technology platforms that are used by blood and plasma collectors to eliminate previously manual functions. These platforms improve the safety and efficiency of blood collection logistics, mobile drive management and donor recruitment, and blood processing and distribution. Through our acquisition of Neoteric Technology Ltd. in April 2009 and Global Med Technologies, Inc. in March 2010, we now market information technology platforms for hospitals. These platforms improve the efficiency of hospital transfusion systems and automate manual processes. In fiscal year 2010, we also launched a blood management dashboard that allows hospital customers to mine their own data stored in disparate systems to assess their blood management practices, and implement change quickly.

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

Our disposable revenue stream (including sales of disposables and fees for the use of our equipment) accounted for approximately 86.8% of our total revenues for fiscal year 2010, 86.7% of our total revenues for fiscal year 2009, and 86.0% of our total revenues for fiscal year 2008.

(B)	Product Families

Although we manage our business as one operating segment, we address our customer constituents through four global product families: plasma, blood bank, hospital, and software solutions. Each of our products, platforms, and services can be marketed individually. However, our blood management solutions vision is to offer integrated solutions for blood supply chain management. Therefore, our software solutions — that is, information technology platforms and consulting services — are sold through a discreet sales force, but are also often sold through our plasma, blood bank, and hospital sales forces. Our integrated product portfolios are as follows:

Plasma Products and Solutions

Our plasma products include systems to collect plasma, which is then fractionated and made into bio-pharmaceuticals. Our plasma solutions include information technology platforms and consulting services that support improved operational efficiency and regulatory compliance. We market our plasma products to for-

profit plasma collectors which are frequently owned by large bio-pharmaceutical companies and often pay a fee for donations.

Plasma Systems:

Our PCS brand systems automate the collection of plasma from donors who are most often paid a fee for their donation. The collected plasma is then processed into therapeutic pharmaceuticals. Automated plasma collection is a safe and cost-effective improvement to manual (non-automated) plasma collection which is time-consuming, labor-intensive, produces relatively poor yields, and poses risks to donors. Currently the majority of plasma collections worldwide are automated.

Plasma Solutions:

Plasma was the first transfusion market we entered with information technology platforms. As a result, we have a robust portfolio of information technology platforms for plasma customers. Our plasma information technology platforms span the plasma supply chain and include products that manage donor processing, laboratory processing, back office functions, supply chain management, and distribution. Our products include: eQue® Automated Interview and Assessment, eLynx® Workflow Optimization, DMS Donor Management System, CaPS Cash Payment System, LOGIC, and a business intelligence dashboard. With our information technology platforms, plasma collectors are better able to manage processes across the plasma supply chain, react quickly to business dynamics, and identify increased opportunities to reduce costs. For consulting services, we offer customers business solutions to support process excellence, donor recruitment, and business design.

Blood Bank Products and Solutions

Our blood bank products include systems to collect plasma, platelets and red cells from blood donors. These blood components, including the plasma, are used for transfusion to patients. Our blood bank solutions include information technology platforms and consulting services that support improved operational efficiency and regulatory compliance. We market our blood bank products primarily to not-for-profit blood collectors or national health agencies.

Blood Bank Systems:

We market two MCS brand systems. The first MCS brand system automates the collection of platelets and other blood components from volunteer donors. The systems enable the donation of a larger volume of the donor’s platelets, which are then generally given to cancer patients and others with bleeding disorders. Before the advent of our automated platelet collection technology, the “pooling” or combination of platelets from 4 to 7 different donors was the only way to prepare a single therapeutic dose of platelets for transfusion to a patient. Our MCS line of products allows the collection of a sufficient number of platelets from only one donor to produce one or two therapeutic doses.

We market another MCS brand system as well as the Cymbal system to automate the collection of red cells from volunteer donors. These systems improve the blood collector’s operational efficiency by increasing the volume of blood components collected per donation event. Automation allows for a significantly higher number of red cells to be collected than the traditional (non-automated, whole blood) collection method. Automation helps blood collectors address red cell shortages that commonly plague health care systems. The highest sales volume product in the MCS red cell product line is our double red cell collection technology which allows for two units of red cells to be collected from one donor. Specialty protocols enabling the simultaneous collection of a unit of red cells and a unit of plasma or a unit of red cells and a unit of platelets are also available in various parts of the world.

Our ACP brand systems automate the process used to freeze, thaw and wash red blood cells which enables blood collectors and the military to store frozen red cells and ultimately better manage blood inventories. The ACP systems can also be used to wash other cellular parts from red blood cells units before transfusion to patients with special transfusion requirements.

Blood Bank Solutions:

Through internal product development and acquisition, we have significantly bolstered our blood bank information technology offerings over the past three years. Our platforms now span the blood collection supply chain and include products that manage blood drives, donor recruitment and processing, operations, and laboratory processing. Our products include: eQue® Automated Interview and Assessment, Hemasphere, El Dorado Donor, eLynx® Workflow Optimization, Sapanet, Surround, and Edgeblood. With our information technology platforms, blood collectors are better able to manage processes across the blood supply chain and improve safety, regulatory compliance and efficiency. For consulting services, we offer customers business solutions to support process excellence, quality control, and business design, including resource allocation and utilization.

Hospital Products and Solutions

Our hospital products include a surgical diagnostic system that measures hemostasis (clotting ability), giving clinicians valuable information to assess the patient’s hemostasis during surgery, and systems to collect blood during and after surgery, wash and filter unwanted substances from the blood, and prepare the blood for reinfusion to the surgical patient. Our hospital products also include a system for tracking and dispensing blood in the hospital. Our hospital solutions include IMPACT Online, an information technology platform to track blood use and best practices in blood management, as well as consulting services that assess blood management practices and recommend appropriate changes to ensure quality patient care at optimal costs. We market these hospital products to hospitals and hospital service providers.

Hospital Systems:

Our TEG Thrombelastograph Hemostasis Analyzer is a blood diagnostic instrument which measures a patient’s hemostasis or the ability to form and maintain blood clots. By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, if a transfusion is likely, whether to use donated blood or surgical blood salvage. Such planning supports the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, shorter intensive care unit and hospital stays, and fewer needs for exploratory surgery.

Our surgical blood salvage systems allow for the recovery, segregation and washing of red cells from blood lost by a patient during or after surgery, so that red cells can be made available to transfuse back to the patient if needed. In this way, a surgical patient can receive transfusions of the safest blood possible, his or her own. Our surgical blood salvage systems include: our Cell Saver brand systems for higher blood loss surgeries and trauma; our OrthoPAT brand systems for lower, slower blood loss orthopedic procedures; and our cardioPAT brand system for lower blood loss cardiovascular procedures, like beating heart surgeries. We also market the SmartSuction system which is used to clear blood and debris from the surgical field in conjunction with surgical blood salvage.

Our BloodTrack systems manage control of blood products from the hospital blood bank through to the transfusion to the patient. “Smart” refrigerators located in operating suites, emergency rooms, and other parts of the hospital dispense blood units with just-in-time control and automated tracking for efficient documentation.

Hospital Solutions:

In the past, our information technology platforms have been focused on the blood bank and plasma businesses. This year, we launched IMPACTtm Online which monitors and measures improvements in a hospital’s blood management practices. Where before, data was siloed across multiple information platforms, IMPACT Online compiles data from across the hospital, and provides administrators with actionable information. Also, with our recent acquisition of Global Med Technologies, we have added additional information technology offerings for the hospital. The acquisition gives us hospital inventory, cross-matching and transfusion managements systems. With our more robust offerings, hospitals are better able to manage processes across the blood supply chain and identify increased opportunities to reduce costs and enhance processes.

For consulting services, we offer peer to peer clinician consulting services that leverage a proprietary database of best practices in transfusion medicine to provide hospitals with a baseline view of their blood management metrics, as well as with recommendations for approaches to transfusion therapy and the avoidance of unnecessary transfusions. Our services then measure key improvements associated with recommended best practices to allow hospital customers to track progress.

Software Solutions

Our software solutions offerings include information technology platforms and consulting services which promote efficiency in blood management. Our software solutions address a universal customer goal — to provide the best patient care at optimal cost. We market our software solutions to plasma and blood collectors as well as to hospitals. While we employ a software solutions sales force, we also leverage our plasma, blood bank, and hospital sales force to cross-sell systems with software solutions.

Each of our products, platforms, and services can be marketed individually. However, as our blood management solutions vision is to offer integrated solutions for blood supply chain management, our software solutions — that is, information technology platforms and consulting services — are often integrated with the devices and sold through our plasma, blood bank, and hospital sales forces.

Financial Summary

	For the Year Ended			% Increase/	% Increase/
	April 3,	March 28,	March 29,	(Decrease)	(Decrease)
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Net revenues	$645,430	$597,879	$516,440	8.0%	15.8%
Gross profit	$337,481	$308,170	$257,725	9.5%	19.6%
% of net revenues	52.3%	51.5%	49.9%
Operating income	$83,281	$85,567	$70,287	(2.7)%	21.7%
% of net revenues	12.9%	14.3%	13.6%
Interest expense	$(742)	$(64)	$(377)	>100%	(83.0)%
Interest income	$399	$1,968	$5,418	(79.7)%	(63.7)%
Other income/(expense), net	$(1,668)	$(2,469)	$1,974	(32.4)%	>(100)%
Income before taxes	$81,270	$85,002	$77,302	(4.4)%	10.0%
Provision for income tax	$22,900	$25,698	$25,322	(10.9)%	1.5%
% of pre-tax income	28.2%	30.2%	32.8%
Net income	$58,370	$59,304	$51,980	(1.6)%	14.1%
% of net revenues	9.0%	9.9%	10.1%

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2010 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal years 2009 and 2008 each included 52 weeks with all four quarters having 13 weeks.

Net revenues for fiscal year 2010 increased 8.0% over fiscal year 2009. The effects of foreign exchange accounted for an increase of 1.9% over fiscal year 2009. The remaining increase of 6.1% is mainly due to increases in our disposables revenue and increased revenues as a result of acquisitions completed over the course of the year. The increase in disposables revenue resulted primarily from disposable unit increases in the plasma, platelet and diagnostic product lines. The increase in revenues attributable to acquisitions was due to the completion of three acquisitions over the course of the fiscal year, and the completion of one acquisition late in fiscal year 2009.

Gross profit increased 9.5% over fiscal year 2009. The favorable effects of foreign exchange accounted for an increase of 4.5% over fiscal year 2009. The remaining increase of 5.0% was due to increased sales and cost reductions including the introduction of new automation in our Pittsburgh facility. This increase was partly offset by increased spending on quality initiatives.

Operating income decreased 2.7% over fiscal year 2009. The effects of foreign exchange accounted for an increase in operating income of 14.8%. Without the effects of foreign exchange, operating income decreased 17.5% over fiscal year 2009. Several items contributed to the reduction in operating income, including:

•	The impairment of two intangible assets totaling $15.7 million: one the Symphony blood bank software system, which we will no longer market in favor of the recently acquired Global Med El Dorado blood bank software system, and software for our Portico platelet apheresis device that we have abandoned as we prioritize other faster to market initiatives.

•	Restructuring costs, primarily separation benefits totaling $8.6 million, associated with the integration of the Global Med Acquisition (under new accounting rules, costs to separate employees of Global Med are now expensed), and the formulation of a customer solutions implementation group.

•	Costs to consummate the acquisition of Global Med totaling $2.2 million.

•	Increased operating expenses related to new business acquisitions, blood management solutions, research and development, and our enterprise resource planning system.

The above items were partially offset by

•	Income totaling $2.3 million resulting from the remeasurement of the fair value of contingent consideration from our Neoteric acquisition.

•	The decrease of $6.1 million in employee bonus expense.

•	The increases in gross profit described above

Net income decreased 1.6% over fiscal year 2009. The main factors that affected net income were the decrease in operating income described above and an increase in other expense that resulted due to increased interest expense associated with our contingent purchase price liability and reduced interest income due to a significant reduction in the interest rate yields on cash and cash equivalents.

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

During fiscal year 2010, the supply and demand balance for plasma in the U.S. and Europe were relatively stable, with slight over-collection early in the fiscal year offset by slightly lower collections in the second half of the year. In Japan, supply and demand remain in balance. However, the Japan Red Cross Society will migrate some of its plasma collections in calendar 2010 to source that plasma from plasma recovered from whole blood collections. This change will modestly reduce demand for automated plasma collections. In Asia, supply and demand remains balanced. Currently, demand for plasma-derived therapies is driving plasma collection growth of about 4-6% per year.

Blood Bank Market

In the blood bank market, we sell products used in the collection of platelets and red cells.

Despite modest increases in the demand for platelets in our major markets, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for automated collections and these related disposables.

After several years of modest increases in demand for red cell transfusions and a general shortage of volunteer donors, the market in fiscal year 2010 included lower demand for red cells coupled with more available donors due to both changes in regulation and economic conditions. The reduced demand for red cells experienced in fiscal year 2010 adversely impacted our red cell business. While the red cell business did not grow in fiscal year 2010, we believe that blood collectors’ imperative to improve operating efficiency and regulatory compliance, coupled with an expected return of donor shortages, will continue to provide growth opportunities for our red cell technology in the future.

Hospital Market

In the hospital market, we sell cardiovascular surgical blood salvage systems, orthopedic surgical blood salvage systems, and a blood diagnostics instrument.

Our Cell Saver brand surgical blood salvage system is aimed at high blood loss cardiovascular procedures. This part of the surgical blood salvage market is declining and will probably continue to decline due to improved surgical techniques which minimize blood loss and a decrease in the number of open-heart bypass surgeries performed. The cardioPAT system, a surgical blood salvage system targeted at open heart surgeries when there is less blood loss, is designed to meet the market needs created by these improved surgical techniques. The cardioPAT can be used intra-operatively as well as post-operatively while the patient is in recovery.

The penetration of our OrthoPAT technology in the lower blood loss orthopedic procedures, including hip and knee replacement surgeries, continues to be an important growth opportunity. The OrthoPAT is the only system on the market designed to collect a patient’s blood lost during and after surgery. While cell salvage is not yet a standard of care for U.S. orthopedic procedures, we are positioning this device as an effective alternative to patient pre-donation or non-washed autotransfusion systems.

Another driver of growth in our hospital market is our TEG system. The TEG system is a diagnostic tool which allows surgeons to assess a patient’s hemostasis so the surgeon can then decide the best blood-related clinical treatment for the individual patient. TEG product line sales further strengthened in fiscal year 2010. This product is a promising growth opportunity as Hospitals adopt this technology as a standard practice in their blood management programs.

RESULTS OF OPERATIONS

Net Revenues by Geography

	April 3,	March 28,	March 29,	% Increase	% Increase
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

United States	$303,682	$279,029	$232,865	8.8%	19.8%
International	341,748	318,850	283,575	7.2%	12.4%

Net revenues	$645,430	$597,879	$516,440	8.0%	15.8%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world via a direct sales force as well as independent distributors.

Approximately 52.9%, 53.3%, and 54.9% of our revenues were generated outside the U.S. during fiscal year 2010, 2009, and 2008, respectively. During fiscal years 2010, 2009, and 2008, revenues from Japan accounted for approximately 17.0%, 16.3%, and 17.2% of our total revenues, respectively, and revenues from

Europe comprised approximately 28.0%, 29.5%, and 30.1% of our total revenues, respectively. These sales are primarily conducted in local currencies, specifically the Japanese Yen and the Euro. Accordingly, our results of operations are significantly affected by changes in the value of the Yen and the Euro relative to the U.S. dollar. For fiscal year 2010 as compared to fiscal year 2009, the favorable effects of foreign exchange accounted for a 1.9% increase in sales. For fiscal year 2009 as compared to fiscal year 2008, the favorable effects of foreign exchange resulted in a 2.8% increase in sales.

Please see section entitled “Foreign Exchange” in management’s discussion for a more complete discussion of how foreign currency affects our business and our strategy to manage this exposure.

Net Revenues by Product Type

	April 3,	March 28,	March 29,	% Increase	% Increase
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Disposables	$560,318	$518,101	$444,130	8.1%	16.7%
Software solutions	35,919	31,605	24,173	13.7%	30.7%
Equipment and other	49,193	48,173	48,137	2.1%	0.1%

Net revenues	$645,430	$597,879	$516,440	8.0%	15.8%

Disposables Revenue by Product Line

	April 3,	March 28,	March 29,	% Increase	% Increase
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Plasma disposables	$232,378	$202,176	$155,219	14.9%	30.3%
Blood bank disposables
Platelet	151,026	143,420	136,148	5.3%	5.3%
Red Cell	48,031	49,508	46,377	(3.0)%	6.8%

Subtotal	199,057	192,928	182,525	3.2%	5.7%

Hospital disposables
Surgical	69,942	67,697	66,250	3.3%	2.2%
OrthoPAT	37,079	35,419	34,301	4.7%	3.3%
Diagnostic	21,862	19,881	5,835	10.0%	>100%

	128,883	122,997	106,386	4.8%	15.6%

Total disposables revenue	$560,318	$518,101	$444,130	8.1%	16.7%

Plasma

During fiscal year 2010, plasma disposable revenue increased 14.9%. Foreign exchange resulted in a 2.1% increase over fiscal year 2009. The remaining 12.8% increase was principally due to unit volume increases resulting from both market and share increases as well as price increases. The market increase is due to the demand for plasma derived pharmaceuticals. Demand for source plasma to make pharmaceuticals grew strongly earlier in the year and moderated at the end of the year.

During fiscal year 2009, plasma disposable revenue increased 30.3%. Foreign exchange resulted in a 1.9% increase over fiscal year 2008. The main reason for the remaining 28.4% increase was unit volume increases resulting from both market and share increases as well as modest price increases.

Platelet

During fiscal year 2010, platelet disposable revenue increased 5.3%. Foreign exchange resulted in a 4.0% increase in platelet disposable revenue over fiscal year 2009. The remaining 1.3% increase was due to growth in emerging European distribution markets and Asia. These increases were partially offset by decreases due to loss of market share in Europe.

During fiscal year 2009, platelet disposable revenue increased 5.3%. Foreign exchange resulted in a 5.6% increase in platelet disposable revenue over fiscal year 2008. Without the effect of currency, platelet revenue decreased 0.3%. This decrease was due to share loss in both Europe and Japan, as well as challenges in South Korea associated with the significant devaluation of South Korea’s currency, the Won. The decrease was partially offset by strength in North American and China and other emerging markets.

Red Cell

During fiscal year 2010, red cell disposable revenue decreased 3.0% compared to fiscal year 2009. Foreign exchange accounted for a decrease of 0.3%. Without this effect, disposables revenue decreased 2.7%. Our red cell products are sold primarily to blood collectors, such as blood banks and government agencies. Sales are driven by the total level of red cell collections, the percentage of those collections done with apheresis devices and our market share of those automated collections. The reduced demand for red cells experienced in fiscal year 2010 adversely impacted our red cell business. While the red cell business did not grow in fiscal year 2010, we believe that blood collectors imperative to improve operating efficiency and regulatory compliance, coupled with an expected return of donor shortages, will continue to provide important growth opportunities for our red cell technology in the future.

During fiscal year 2009, red cell disposable revenue increased 6.8% compared to fiscal year 2008. Foreign exchange accounted for an increase of 0.8%. Without this effect, disposables revenue increased 6.0%. With worldwide blood donation increasing in the low single digits in fiscal year 2009, sales increases were driven primarily by collectors adopting our apheresis technology over manual whole blood collection. The non-currency related increase of 6.0% was primarily due to additional equipment placements in North America and increased direct sales in Europe.

Hospital

The hospital product line includes the following brand platforms: the Cell Saver brand, the TEG brand, the OrthoPAT brand, the cardioPAT brand, and the SmartSuction Harmony products. During fiscal year 2010, hospital disposables revenue increased 4.8% compared to fiscal year 2009. Foreign exchange resulted in a 2.2% increase over fiscal year 2009. The remaining increase of 2.6% was the result of increases in each of the product lines as discussed below.

During fiscal year 2009, hospital disposables revenue increased 15.6% compared to fiscal year 2008. Foreign exchange resulted in a 2.0% increase over fiscal year 2008. The remaining increase of 13.6% was the result of increases in each of the product lines and the acquisition of the TEG products.

Surgical

During fiscal year 2010, revenues from our surgical disposables increased 3.3%. Surgical disposables revenue consists principally of the Cell Saver, cardioPAT, and Smart Suction Harmony products. Foreign exchange resulted in a 2.3% increase in surgical disposables revenue. Without the effect of currency, surgical disposables revenue increased 1.0%. This growth resulted from continued market share gains in Japan.

During fiscal year 2009, revenues from our surgical disposables increased 2.2%. Surgical disposables revenue consists principally of the Cell Saver, cardioPAT, and Smart Suction Harmony products. Foreign exchange resulted in a 2.3% increase in surgical disposables revenue. Without the effect of currency, surgical disposables revenue decreased 0.1%.

OrthoPAT

During fiscal year 2010, OrthoPAT disposables revenue increased 4.7% over fiscal year 2009. Foreign exchange resulted in a 0.7% increase in OrthoPAT revenue. Without the effect of currency, OrthoPAT disposables revenue increased 4.0%. Presently North America and Europe are the largest markets for the

OrthoPAT product line. North American OrthoPAT revenues increased 6.5% in fiscal year 2010. Revenue growth accelerated throughout fiscal year 2010, as we worked with more customers using our IMPACT approach which establishes the value of using the product in a standard of care setting.

During fiscal year 2009, OrthoPAT disposables revenue increased 3.3% over fiscal year 2008. Foreign exchange resulted in a 1.8% increase in OrthoPAT revenue. Without the effect of currency, OrthoPAT disposables revenue increased 1.5%. The growth was driven by increases in Japan and European markets.

Diagnostics

During fiscal year 2010, diagnostics revenue increased 10.0% over fiscal year 2009. Foreign exchange resulted in a 4.7% increase in diagnostics revenue. Without the effect of currency, diagnostics revenue increased 5.3%. Similar to our OrthoPAT product line, diagnostics revenue growth accelerated throughout fiscal year 2010 as we worked with customers using our IMPACT program to adopt this technology as a key component of their blood management program.

In fiscal year 2009, the growth was driven by the impact of the acquisition of the TEG product line during fiscal year 2008. The TEG product line had sales of $19.8 million in fiscal year 2009 as compared to $5.8 million in fiscal year 2008. The TEG product line was added through its acquisition from Haemoscope Corporation in the third quarter of fiscal year 2008. In the first quarter of fiscal year 2009, Medicell (previously, Haemoscope’s UK distributor) was acquired.

Other Revenues

	April 3,	March 28,	March 29,	% Increase	% Increase
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Software solutions	$35,919	$31,605	$24,173	13.7%	30.7%
Equipment and other	49,193	48,173	48,137	2.1%	0.1%

Net revenues	$85,112	$79,778	$72,310	6.7%	10.3%

Our software solutions revenues include revenue from software sales which includes per collection or monthly subscription fees for the license and support of the software as well as hosting services. Equipment and other revenue includes revenues from sales of our devices and services revenues from repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, various services and training programs, and licensed technology.

During fiscal year 2010, software solutions revenues increased 13.7% over fiscal year 2009. Foreign exchange had only a minor impact on the results as sales were primarily in U.S. dollars. The acquisition of Altivation and L’Attitude Medical Systems (Neoteric) contributed significantly to the software solutions growth in fiscal year 2010.

During fiscal year 2009, software solutions revenues increased 30.7% as compared to fiscal year 2008. Foreign exchange had only a minor impact on the results as sales were primarily in U.S. dollars. The software solutions increase during fiscal year 2009 was driven by three factors: (1) increased sales to commercial plasma customers, (2) increase sales to the U.S. Department of Defense, and (3) the recognition of $2.0 million of revenue, that would otherwise not have been recognizable until fiscal year 2010, in the fourth quarter of fiscal year 2009 as a result of a customer’s decision to forego the option year on a software development contract.

During fiscal year 2010, revenue from equipment and other sales increased 2.1% over fiscal year 2009. Foreign exchange resulted in a 2.6% decrease in equipment revenue. Absent the decrease attributable to foreign exchange, revenues increased 4.7% due to the acquisition of the SEBRA product lines, and revenues from a license of the Arryx technology.

During fiscal year 2009, revenue from equipment and other sales were consistent with fiscal year 2008.

Gross Profit

	April 3,	March 28,	March 29,	% Increase	% Increase
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Gross profit	$337,481	$308,170	$257,725	9.5%	19.6%

During fiscal year 2010, gross profit increased 9.5%. Foreign exchange resulted in a 4.5% increase from fiscal year 2009. The remaining increase of 5.0% was due primarily to the net increase in sales and manufacturing efficiencies. This increase was partly offset by increased spending on quality initiatives. Our gross profit margin percent improved 80 basis points for fiscal year 2010 as compared to fiscal year 2009. Major factors impacting the gross margin percent improvement of 80 basis points included foreign exchange, manufacturing efficiencies, and fixed cost leverage. These improvements were partly offset by changes in product mix driven by higher sales of lower gross margin plasma products and aforementioned increase in spending on quality initiatives.

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

Operating Expenses

					% (Decrease)
	April 3,	March 28,	March 29,	% Increase	/Increase
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Research, development and engineering	$26,376	$23,859	$24,322	10.5%	(1.9)%
% of net revenues	4.1%	4.0%	4.7%
Selling, general and administrative	$227,824	$198,744	$163,116	14.6%	21.8%
% of net revenues	35.3%	33.2%	31.6%
Total operating expense	$254,200	$222,603	$187,438	14.2%	18.8%
% of net revenues	39.4%	37.2%	36.3%

Research, Development and Engineering

During fiscal year 2010, research, development and engineering expenses increased 10.5%. Foreign exchange resulted in a 1.4% increase in research, development and engineering during the year. The increase in fiscal year 2010 was attributable to increased new product spending on our automated whole blood collection device, and a new cell salvage system — the Cell Saver Elitetm.

During fiscal year 2009, research, development and engineering expenses decreased 1.9%. Foreign exchange resulted in a 0.7% decrease in research, development and engineering during the year. The decrease in fiscal year 2009 was attributable to lower spending earlier in the fiscal year, as we rationalized our research and development portfolio.

Selling, General and Administrative

During fiscal year 2010, selling, general and administrative expenses increased 14.6%. The effect of foreign exchange accounted for an increase of 0.4%. Excluding the impact of foreign exchange, selling, general and administrative expense increased 14.2% for fiscal year 2010 as compared to fiscal year 2009. The increase was due largely to several factors identified below:

•	Increased selling, general and administrative costs of $6.0 million related to newly acquired businesses

•	Increased marketing spending behind our blood management solutions initiatives including our IMPACT selling approach and related tools.

•	General selling, marketing and handling costs necessary to support the increase in sales.

•	An increase in restructuring costs of $1.6 million. Restructuring costs, largely employee separation benefits, totaled $8.6 million in fiscal year 2010. These costs were associated with the integration of the Global Med acquisition and the formulation of a customer solutions implementation group.

•	Costs to consummate the acquisition of Global Med which totaled $2.2 million, and included due diligence and legal fees, as well as costs to produce the tender offer document and advertise our offer.

•	These increases were offset by reductions in performance based compensation expense of approximately $6.1 million, as we did not offer a special bonus this year, and our financial performance was at a lower payout point against pre-established performance targets.

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

Contingent Consideration Income

Under new accounting rules for business combinations (specifically, ASC Topic 805, Business Combinations (formerly known as Statement No. 141(R), Business Combinations)), we established a liability for payments that we might make in the future to former shareholders of the L’Attitude Medical Systems that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. During fiscal year 2010, this business did not meet the necessary thresholds of performance for the former shareholders to receive additional performance payments and we recorded an adjustment to the fair value of the contingent consideration as contingent consideration income of $2.3 million.

Asset Impairments

During fiscal year 2010 we recorded intangible asset write downs totaling $15.7 million. The impairment related to two software assets: the Symphony blood bank software system totaling $3.5 million, which we will no longer market in favor of the recently acquired Global Med El Dorado blood bank software system, and software for our Portico platelet apheresis device totaling $12.2 million, that we have abandoned as we prioritize superior research and development initiatives.

Operating Income

	April 3,	March 28,	March 29,	% Decrease	% Increase
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Operating Income	$83,281	$85,567	$70,287	(2.7)%	21.7%
% of net sales	12.9%	14.3%	13.6%

During fiscal year 2010, operating income decreased 2.7% compared to fiscal year 2009. Foreign exchange resulted in a 14.8% increase in operating income during the fiscal year. Without the effects of foreign currency, operating income decreased 17.5% over fiscal year 2009. Several items contributed to the reduction in operating income, including:

•	The impairment of two intangible assets totaling $15.7 million.

•	Restructuring costs totaling $8.6 million, primarily separation benefits, associated with the integration of the Global Med Acquisition (under new accounting rules costs to separate employees of Global Med are now expensed), and the implementation of a customer solutions implementation group.

•	Costs to consummate the acquisition of Global Med totaling $2.2 million.

•	Increased operating expenses related to new business acquisitions, blood management solutions, research and development, and our enterprise resource planning system.

The above items were partially offset by

•	Income totaling $2.3 million resulting from the remeasurement of the fair value of contingent consideration from our Neoteric acquisition.

•	The decrease of $6.1 million in employee bonus expense.

•	The increases in gross profit described above

During fiscal year 2009, operating income increased 21.7% compared to fiscal year 2008. Foreign exchange resulted in a 16.7% increase in operating income during the fiscal year. Without the effects of foreign currency, operating income increased 5.0% over fiscal year 2008. The increase is due primarily to sales and gross profit growth, partially offset by increases in operating expenses.

Other Income (Expense), Net

				% Increase
	April 3,	March 28,	March 29,	/Decrease	% Decrease
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Interest expense	$(742)	$(64)	$(377)	>100%	(83.0)%
Interest income	$399	$1,968	$5,418	(79.7)%	(63.7)%
Other (expense)/income, net	$(1,668)	$(2,469)	$1,974	(32.4)%	>(100)%

Total other (expense)/income, net	$(2,011)	$(565)	$7,015	>100%	>(100)%

During fiscal year 2010, total other expense, net increased by more than 100% as compared to fiscal year 2009. The main reasons for the increase is the net of (i) the increase in interest expense due to the accounting relating to the contingent consideration on a recent acquisition, (ii) the decrease in interest income due to significantly reduced investment yields, and (iii) a decrease in hedge points expenses. Points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract.

During fiscal year 2009, total other expense, net decreased 108.1% as compared to fiscal year 2008 due primarily to a decrease in interest income and a decrease in other income/(expense), net. The decrease in interest income was the result of a lower investment yield. The reduction in other income/(expense), net was the result of increased foreign exchange losses on foreign currency denominated assets and lower hedge points on forward contracts.

Taxes

				Tax Rate	Tax Rate
	April 3,	March 28,	March 29,	Decrease	Decrease
	2010	2009	2008	10 vs. 09	09 vs. 08

Reported Tax Rate	28.2%	30.2%	32.8%	(2.0)%	(2.6)%

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a stock acquisition.

The reported tax rate was 28.2% for the current fiscal year. The reported tax rate includes:

•	A 29.6% effective annual rate which reflects tax benefits and expenses from foreign taxes, domestic manufacturing deduction, state provisions, and stock compensation not deductible in all jurisdictions.

•	A $1.6 million benefit from the remittance of a Japanese dividend before the restructuring of that subsidiary.

•	A $0.5 million increase in tax expense as a determination of our eligibility for a reduced Swiss income tax rate has not been finalized.

•	A $0.3 million reversal of previously accrued income taxes because of the finalization of our federal and state tax returns and the expiration of domestic statutes of limitations.

The reported tax rate was 30.2% for the 2009 fiscal year. The reported tax rate includes:

•	A 32.8% effective annual rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, state provision, and stock compensation expenses not deductible in all jurisdictions.

•	A $2.1 million reversal of previously accrued income taxes because of the expiration of foreign and domestic statute of limitations.

•	A $0.8 million benefit from the remittance of a Japanese dividend before the restructuring of that subsidiary.

•	A $0.3 million increase in tax expense due to finalizing our prior year income tax return.

•	A $0.7 million increase in tax expense for potential foreign and state tax assessment.

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

The accounting policies identified as critical are as follows:

Revenue Recognition

Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition (formerly known as SAB No. 104, Revenue Recognition, and as EITF 00-21, Revenue Arrangements with Multiple Deliverables), and ASC Topic 985-605, Software (formerly known as Statement of Position 97-2, Software Revenue Recognition, as amended). These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, which constitutes vendor specific objective evidence as defined under under ASC Topic 985-605, or in cases when the item is not sold separately, by other objective evidence as defined in ASC Topic 605.

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

Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead these assets are reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other (formerly known as Statement No. 142, Goodwill and Other Intangible Assets). We perform our annual impairment test on the first day of our fiscal fourth quarter. We have three reporting units. The test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for either fiscal year 2010 or 2009 and demonstrated that the fair value of each reporting unit significantly exceeded the reporting unit’s carrying value in each period.

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

An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. Fair value is determined using different methodologies depending upon the nature of the underlying asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Property, Plant and Equipment

Property, plant and equipment are depreciated over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Any change in conditions that would cause us to change our estimate as to the useful lives of a group or class of assets may significantly impact our depreciation expense on a prospective basis. Haemonetics’ equipment includes devices that we have placed at our customers under contractual arrangements that allow them to use the device in exchange for rental payments or the purchase of disposables. In addition to periodically reviewing the useful lives of these devices, we also periodically perform reviews to determine if a group of these devices is impaired. To conduct these reviews we must estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could have a significant impact on the value of equipment and our reported operating results.

Consistent with the impairment tests noted above for intangible assets subject to amortization, we review our property, plant, and equipment assets, subject to depreciation, and their related useful lives at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. There were no indicators of impairment in either fiscal year 2010 or 2009.

Capitalized Software Costs

Software development costs have been capitalized in accordance with ASC Topic 985-20, Software (formerly known as SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed), which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. We review the net realizable value of capitalized software assets periodically to assess the recoverability of amounts capitalized.

At the end of 2010, based on a review of ongoing development plans for our next generation platelet apheresis products (Portico), we abandoned and wrote off $12.2 million associated with previously capitalized software development costs. Additionally, in connection with the acquisition of Global Med we elected to no longer market the Symphony blood bank donation management system in favor of Global Med’s El Dorado application. As a result we wrote off the carrying value totaling approximately $3.5 million.

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

We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Uncertain tax positions are unrecognized tax benefits for which reserves have been established. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

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

Estimated Forfeiture Rate — We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of April 3, 2010, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Valuation of Acquisitions

We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including acquired identifiable intangible assets, and purchased research and development. We base the fair value of identifiable intangible assets on detailed valuations that use historical information and market assumptions based upon the assumptions of a market participant. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, and intangible asset amortization expense in current and future periods.

In certain acquisitions, we have earn out arrangements or contingent consideration to provide potential future payments to the seller for achieving certain agreed-upon financial targets. We record the contingent consideration at its fair value at the acquisition date. Generally, we have entered into arrangements with contingent consideration that require payments in cash. As such, each quarter, we revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record the change in the fair value as contingent consideration income or expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates, and changes in assumed probability adjustments with respect to regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration income or expense we record in any given period.

Liquidity and Capital Resources

The following table contains certain key performance indicators that depict our liquidity and cash flow position:

	April 3,	March 28,	March 29,
	2010	2009	2008
	(Dollars in thousands)

Cash & cash equivalents	$141,562	$156,721	$133,553
Working capital	$249,646	$289,530	$261,757
Current ratio	2.8	4.1	3.7
Net cash position(1)	$120,911	$150,683	$121,190
Days sales outstanding (DSO)	59	67	78
Disposables finished goods inventory turnover	5.4	7.1	6.9

(1)	Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows and bank borrowings. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures (including enterprise resource planning systems and devices), share repurchases, including a $50.0 million share repurchase program authorized by the Board of Directors in April 2010, acquisitions, new business and product development and working capital for at least the next twelve months.

				$ Increase/	$ Increase/
	April 3,	March 28,	March 29,	(Decrease)	(Decrease)
	2010	2009	2008	10 vs 09	09 vs 08
	(In thousands)

Net cash provided by (used in):
Operating activities	$130,668	$116,364	$77,669	$14,304	$38,695
Investing activities	(132,335)	(60,000)	(102,847)	72,335	(42,847)
Financing activities	(13,970)	(30,737)	(73,228)	(16,767)	(42,491)
Effect of exchange rate changes on cash	478	(2,459)	2,732	2,937	(5,191)

Net increase/(decrease) in cash and cash equivalents:	$(15,159)	$23,168	$(95,674)	$(38,327)	$118,842

Cash Flow Overview:

The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 3, 2010 versus March 28, 2009 and at March 28, 2009 versus March 29, 2008, (i) the European currencies, primarily the Euro, strengthened and weakened, respectively, against the U.S. dollar and (ii) the Yen strengthened against the U.S. dollar during both comparison periods.

In fiscal year 2010, the Company repurchased approximately 0.7 million shares of its common stock for an aggregate purchase price of $40.0 million. This completed a $40.0 million share repurchase program that was announced in May 2009.

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

In our April 6, 2010 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2011.

FISCAL YEAR 2010 AS COMPARED TO FISCAL YEAR 2009

Operating Activities:

Net cash provided by operating activities increased $14.3 million in 2010 as compared to 2009 due primarily to:

•	Increased net income after non-cash expenses,

•	$4.4 million decrease in accounts receivable due to increased collections and improvements in days sales outstanding during the fiscal year,

•	$9.6 million decreased investment in inventory,

•	$10.2 million reduction in tax payments,

partially offset by:

•	$14.8 million decrease in accounts payable and accrued expenses primarily due to the payment of fiscal year 2009 employee performance bonuses worldwide and discretionary bonus for extraordinary performance to all employees other than the Chief Executive Officer and certain other executives,

•	$9.5 million increase in other assets and other long-term liabilities.

Investing Activities:

Net cash used in investing activities increased $72.3 million in 2010 as compared to 2009 due primarily to the $71.8 million cash used for acquisitions during the fiscal year which was $77.8 million in fiscal year 2010 compared to the $6.0 million in fiscal year 2009.

Financing Activities:

Net cash used by financing activities decreased by $16.8 million due to:

•	$40.0 million used to repurchase shares of Company common stock during fiscal year 2010 as compared to the $60.0 million used in fiscal year 2009.

•	$7.5 million increase in short term notes payable.

partially offset by:

•	$8.1 million decrease in exercise of stock options.

•	$7.0 million decrease in tax benefit on exercise of stock options.

FISCAL YEAR 2009 AS COMPARED TO FISCAL YEAR 2008

Operating Activities:

Net cash provided by operating activities increased $38.7 million in 2009 as compared to 2008 due primarily to:

•	$7.3 million increase in net income,

•	$15.6 million increase in cash provided by non-cash items,

•	$18.2 million reduced investment in accounts receivable due to improvements in days sales outstanding that outpaced business growth,

•	$5.2 million reduced investment in prepaid income taxes,

partially offset by

•	$8.4 million increased investment in inventories associated with increased levels of business and preparation for the subsequent implementation phase of our ERP system.

Investing Activities:

Net cash used in investing activities decreased $42.8 million in 2009 as compared to 2008 due primarily to the $40.9 million decreased investment in acquisitions and the $1.4 million decrease in capital expenditures on property, plant and equipment.

Financing Activities:

Net cash used by financing activities decreased by $42.5 million in 2009 as compared to 2008 due primarily to:

•	$15.0 million decrease in cash expended relating to stock repurchases,

•	$14.0 million increase in exercise of stock options and tax benefit of stock compensation,

•	$13.1 million decrease in the payments against short-term revolving credit agreements.

Contractual Obligations and Contingencies

A summary of our contractual and commercial commitments as of April 3, 2010, is as follows (for more information concerning our debt see Note 8 to the consolidated financial statements and for our operating lease obligations see Note 10):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Debt	$20,651	$16,062	$1,713	$2,025	$851
Operating leases	$21,711	$6,930	$8,510	$2,784	$3,487
Purchase commitments*	$84,331	$84,331	—	—	—

Total contractual obligations	$126,693	$107,323	$10,223	$4,809	$4,338

*	Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment and for the purpose of manufacturing our products including contract manufacturers, specifically Nova Biomedical, for the purchase of devices and JMS Co. Ltd., and Kawasumi Laboratories for the manufacture of certain disposable products. The majority of our operating expense spending does not require any advance commitment.

Contingent Commitments

Under new accounting rules for business combinations (specifically, ASC Topic 805, Business Combinations (formerly known as Statement No. 141(R), Business Combinations)), we established a liability for payments that we might make in the future to former shareholders of the L’Attitude Medical Systems that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. During the fourth quarter of fiscal year 2010, it became evident that the business would not achieve revenue growth milestones for fiscal year 2010. As such, we reduced the contingent liability by $2.3 million and recorded the adjustments as contingent consideration income in the statement of operations. The ending liability balance is $1.8 million at April 3, 2010.

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

Foreign Exchange

Our revenues generated outside the U.S. in local currencies approximated 52.9% for fiscal year 2010, yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.

Our primary foreign currency exposures in relation to the U.S. dollar are the Euro and the Japanese Yen. In response to the sharply increased volatility in the foreign exchange rates, we entered into forward contracts to hedge the anticipated cash flows from forecasted British Pound and Canadian Dollar denominated costs.

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

Presented below are the spot rates for our Euro and Japanese Yen cash flow hedges that settled in fiscal year 2010 and 2009 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales in Europe and Japan. The table also shows the relative strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period.

	First	Strengthen	Second	Strengthen	Third	Strengthen	Fourth	Strengthen
	Quarter	/(Weaken)	Quarter	/(Weaken)	Quarter	/(Weaken)	Quarter	/(Weaken)

Euro — Hedge Spot Rate (US$ per Euro)
FY09	1.3453		1.3704		1.4396		1.4908
FY10	1.5681	16.6%	1.4890	8.6%	1.3192	(8.4)%	1.2812	(14.1)%
FY11	1.3582	(13.4)%	1.4272	(4.2)%	1.4817	12.3%	1.3689	6.8%
Japanese Yen — Hedge Spot Rate (JPY per US$)
FY09	120.6432		116.7411		112.8810		106.2511
FY10	105.2792	12.7%	105.1132	10.0%	96.3791	14.6%	93.4950	12.0%
FY11	98.1677	6.8%	94.9066	9.7%	89.13	7.5%	89.7839	4.0%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis. Accordingly, the only hedge contracts placed for fiscal year 2011 are for the first, second, and third quarters.

During the fiscal year ended March 28, 2009, in response to the global economic turmoil and sharply increased volatility in the foreign exchange rates, we added to our hedging program. In addition to hedging the anticipated cash flows from forecasted Japanese Yen and Euro denominated sales, we entered into forward contracts to hedge the anticipated cash flows from forecasted British Pound and Canadian Dollar denominated expenses. The index referenced above does not include the British Pound hedge spot rates.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events, an amendment to ASC Topic 855, Subsequent Events. This update addresses practice issues for evaluating and disclosing subsequent events with respect to processes around issuing financial statements and SEC registration requirements. The guidance is effective immediately.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, the update requires entities to disclose (i) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, (ii) the reasons for any transfers in or out of Level 3, and (iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosures, the update also amends ASC Topic 820 to clarify certain existing disclosure requirements. The update became effective for our fiscal year 2010 and its impact is reflected in the notes to our consolidated financial statements for the year ended April 3, 2010.

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

Under ASC Topic 805, Business Combinations (formerly known as FASB Statement No. 141(R), Business Combinations), the FASB requires that all business combinations use the acquisition method (formerly the purchase method) and that an acquiring entity be identified in all business combinations. ASC Topic 805 also requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement became effective for our fiscal year 2010 and its impact is reflected in our financial position and results of operations for the year ended April 3, 2010. The Company’s acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”), asset acquisition of the blood collection and processing business unit of Engineering and Research Associates, Inc. (“SEBRA”), and stock purchase of Global Med Technoligies, Inc. (“Global Med”) during fiscal year 2010 were accounted for in accordance to the requirements of ASC Topic 805 — see Note 3.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an amendment to FASB ASC Topic 810, Consolidations. ASU No. 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, which is the outset for fiscal year 2011 for the Company. The Company is currently evaluating the impact, if any, that ASU No. 2009-17 may have on the Company’s financial condition and results of operations.

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

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At April 3, 2010, we held the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding:

		Weighted	Weighted
	(BUY)/SELL	Spot	Forward
Hedged Currency	Local Currency	Contract Rate	Contract Rate	Fair Value	Maturity

Euro	6,633,736	1.371	1.369	$183,168	Apr 2010 - May 2010
Euro	8,816,747	1.427	1.428	$744,964	Jun 2010 - Aug 2010
Euro	10,242,532	1.482	1.478	$1,348,293	Sep 2010 - Nov 2010
Euro	10,370,808	1.369	1.367	$255,659	Dec 2010 - Feb 2011
Japanese Yen	948,098,509	98.02 per US$	97.31 per US$	$(466,466)	Apr 2010 -May 2010
Japanese Yen	1,392,004,698	94.91 per US$	94.35 per US$	$(245,008)	Jun 2010 -Aug 2010
Japanese Yen	1,527,960,999	89.13 per US$	88.77 per US$	$698,245	Sep 2010 -Nov 2010
Japanese Yen	1,487,690,000	89.78 per US$	89.43 per US$	$528,324	Dec 2010 -Feb 2011
GBP	(763,689)	1.579	1.576	$(53,532)	Apr 2010
GBP	(2,727,724)	1.653	1.652	$(393,430)	May 2010 - Jul 2010
GBP	(2,645,949)	1.632	1.630	$(320,475)	Aug 2010 - Oct 2010
GBP	(2,602,543)	1.586	1.582	$(194,893)	Nov 2010 - Jan 2011
GBP	(796,222)	1.506	1.503	$(90)	Feb 2011
CAD	(2,985,642)	1.096 per US$	1.095 per US$	$199,400	Apr 2010 - Jun 2010
CAD	(3,475,271)	1.085 per US$	1.086 per US$	$200,582	Jul 2010 - Sep 2010
CAD	(3,241,542)	1.065 per US$	1.067 per US$	$126,902	Oct 2010 - Dec 2010
CAD	(2,108,438)	1.048 per US$	1.050 per US$	$48,489	Jan 2011 - Feb 2011

				$2,660,133

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

Interest Rate Risk

All of our long-term debt is at fixed interest rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rates movements due to its fixed rate nature. At April 3, 2010, the fair value of our long-term debt was approximately $0.5 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to our $4.6 million, 8.41% real estate mortgage.

Using scenario analysis, if we changed the interest rate on all long-term maturities by 10% from the rate levels that existed at April 3, 2010 the fair value of our long-term debt would not significantly change from the value reflected on our financial statements.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and investment in sales type lease receivables. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $92.6 million, $87.6 million, and $73.3 million for 2010, 2009, and 2008, respectively. Accounts receivable balances attributable to this customer accounted for 12.6%, 17.5%, and 15.9% of our consolidated accounts receivable at fiscal year ended 2010, 2009, and 2008. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

Certain other markets and industries can expose us to concentrations of credit risk. For example, in our plasma business, we tend to have only a few customers in total but they are large in size. As a result, our accounts receivable extended to any one of these commercial plasma customers can be somewhat significant at any point in time.

Item 8.	Financial Statements and Supplementary Data

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	April 3	March 28	March 29
	2010	2009	2008
	(In thousands, except per share data)

Net revenues	$645,430	$597,879	$516,440
Cost of goods sold	307,949	289,709	258,715

Gross profit	337,481	308,170	257,725

Operating expenses:
Research, development, and engineering	26,376	23,859	24,322
Selling, general, and administrative	214,483	198,744	163,116
Contingent consideration income	(2,345)	—	—
Asset impairment	15,686	—	—

Total operating expenses	254,200	222,603	187,438

Operating income	83,281	85,567	70,287
Interest expense	(742)	(64)	(377)
Interest income	399	1,968	5,418
Other (expense)/income, net	(1,668)	(2,469)	1,974

Income before provision for income taxes	81,270	85,002	77,302
Provision for income taxes	22,900	25,698	25,322

Net income	$58,370	$59,304	$51,980

Basic income per common share
Net income	$2.29	$2.34	$2.01
Income per common share assuming dilution
Net income	$2.24	$2.27	$1.94
Weighted average shares outstanding
Basic	25,451	25,389	25,824
Diluted	26,063	26,173	26,746

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 3,	March 28,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$141,562	$156,721
Accounts receivable, less allowance of $2,554 in 2010 and $2,312 in 2009	118,684	113,598
Inventories	79,953	76,522
Deferred tax assets	10,985	7,190
Prepaid expenses and other current assets	34,959	28,362

Total current assets	386,143	382,393

Property, plant and equipment
Land, building and building & leasehold improvements	49,292	42,540
Plant equipment and machinery	113,534	108,572
Office equipment and information technology	74,008	52,461
Haemonetics equipment	206,267	194,290

Total property, plant and equipment	443,101	397,863
Less accumulated depreciation	(289,803)	(260,056)

Net property, plant and equipment	153,298	137,807

Other assets:
Other intangibles, less accumulated amortization of $32,693 in 2010 and $25,508 in 2009	86,102	65,261
Goodwill	120,543	56,426
Deferred tax assets, long-term	4,910	3,007
Other long-term assets	9,664	4,799

Total other assets	221,219	129,493

Total assets	$760,660	$649,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$16,062	$695
Accounts payable	25,590	20,652
Accrued payroll and related costs	39,046	30,771
Accrued income taxes	5,092	2,833
Deferred tax liability	68	17
Other accrued liabilities	50,639	37,895

Total current liabilities	136,497	92,863
Long-term debt, net of current maturities	4,589	5,343
Deferred tax liability, long-term	13,535	3,129
Other long-term liabilities	12,915	8,474
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value; Authorized — 150,000,000 shares; Issued 25,440,856 in April 3, 2010 and 25,622,449 in 2009	255	256
Additional paid-in capital	252,323	226,829
Retained earnings	334,641	309,516
Accumulated other comprehensive income	5,905	3,283

Total stockholders’ equity	593,124	539,884

Total liabilities and stockholders’ equity	$760,660	$649,693

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common		Additional		Other	Total
	Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income/(Loss)	Equity	Income
	(In thousands)

Balance, March 31, 2007	26,517	$265	$163,815	$315,767	$(199)	$479,648

Employee stock purchase plan	56	1	2,208	—	—	2,209
Exercise of stock options, release of restricted stock units, vesting of restricted stock award, and related tax benefit	575	5	20,488	—	—	20,493
Shares repurchased — Authorized Unissued	(1,463)	(15)	(9,430)	(65,551)	—	(74,996)
Issuance of restricted stock, net of cancellations	10	—	—	—	—	—
Stock compensation expense	—	—	9,852	—	—	9,852
Net income	—	—	—	51,980	—	51,980	$51,980
Impact of defined benefit plans, net of tax	—	—	—	—	276	276	276
Foreign currency translation adjustment	—	—	—	—	11,748	11,748	11,748
Unrealized loss on hedges, net of tax	—	—	—	—	(10,055)	(10,055)	(10,055)
Reclassification of hedge loss to earnings	—	—	—	—	3,033	3,033	3,033

Comprehensive income	—	—	—	—	—	—	$56,982

Balance, March 29, 2008	25,695	$256	$186,933	$302,196	$4,803	$494,188

Employee stock purchase plan	59	1	2,658	—	—	2,659
Exercise of stock options, release of restricted stock units, vesting of restricted stock award, and related tax benefit	950	10	35,060	—	—	35,070
Shares repurchased — Authorized Unissued	(1,100)	(11)	(8,003)	(51,984)	—	(59,998)
Issuance of restricted stock, net of cancellations	18	—	—	—	—	—
Stock compensation expense	—	—	10,181	—	—	10,181
Net income	—	—	—	59,304	—	59,304	$59,304
Impact of defined benefit plans, net of tax	—	—	—	—	(697)	(697)	(697)
Foreign currency translation adjustment	—	—	—	—	(10,045)	(10,045)	(10,045)
Unrealized gain on hedges, net of tax	—	—	—	—	4,858	4,858	4,858
Reclassification of hedge loss to earnings	—	—	—	—	4,364	4,364	4,364

Comprehensive income	—	—	—	—	—	—	$57,784

Balance, March 28, 2009	25,622	$256	$226,829	$309,516	$3,283	$539,884

Employee stock purchase plan	66	1	2,908	—	—	2,909
Exercise of stock options, release of restricted stock units, vesting of restricted stock award, and related tax benefit	488	5	19,067	—	—	19,072
Shares repurchased — Authorized Unissued	(735)	(7)	(6,748)	(33,245)	—	(40,000)
Stock compensation expense	—	—	10,267	—	—	10,267
Net income	—	—	—	58,370	—	58,370	$58,370
Impact of defined benefit plans, net of tax	—	—	—	—	(309)	(309)	(309)
Foreign currency translation adjustment	—	—	—	—	2,599	2,599	2,599
Unrealized loss on hedges, net of tax	—	—	—	—	(477)	(477)	(477)
Reclassification of hedge loss to earnings	—	—	—	—	809	809	809

Comprehensive income	—	—	—	—	—	—	$60,992

Balance, April 3, 2010	25,441	$255	$252,323	$334,641	$5,905	$593,124

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(In thousands)

Cash Flows from Operating Activities:
Net income	$58,370	$59,304	$51,980
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	43,236	36,462	31,197
Stock compensation expense	10,267	10,181	9,852
Deferred tax expense/(benefit)	2,592	1,645	(882)
(Gain)/Loss on sales of property, plant and equipment	(435)	(124)	222
Unrealized loss/(gain) from hedging activities	(1,368)	3,812	(3,995)
Contingent consideration income	(2,345)	—	—
Accretion of intererst expense on contingent consideration	588	—	—
Asset impairment	15,686	—	—
Change in operating assets and liabilities:
Decrease/(Increase) in accounts receivable, net	4,364	2	(18,229)
Increase in inventories	(1,665)	(11,236)	(2,874)
(Increase)/Decrease in prepaid income taxes	7,254	(2,913)	(8,082)
Decrease/(Increase) in other assets and other long-term liabilities	(13,809)	(4,241)	6,439
Tax benefit of exercise of stock options	2,670	3,368	1,586
Increase/(Decrease) in accounts payable and accrued expenses	5,263	20,104	10,455

Net cash provided by operating activities	130,668	116,364	77,669
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(56,304)	(56,379)	(57,790)
Proceeds from sale of property, plant and equipment	1,785	2,383	1,834
Acquisition of Global Med Technologies	(58,052)	—	—
Acquisition of SEBRA	(12,845)	—	—
Acquisition of Neoteric	(6,613)	—	—
Acquisition of Altivation	—	(3,545)	—
Acquisition of Medicell	(306)	(2,459)	—
Acquisition of HaemoScope	—	—	(45,591)
Acquisition of Infonale	—	—	(1,300)

Net cash used in investing activities	(132,335)	(60,000)	(102,847)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(754)	(694)	(638)
Net decrease in short-term revolving credit agreements	6,184	(5,580)	(18,709)
Employee stock purchase plan	2,909	2,659	2,209
Exercise of stock options	17,270	25,406	17,245
Excess tax benefit on exercise of stock options	421	7,470	1,661
Stock repurchase	(40,000)	(59,998)	(74,996)

Net cash used in financing activities	(13,970)	(30,737)	(73,228)
Effect of Exchange Rates on Cash and Cash Equivalents	478	(2,459)	2,732

Net Increase/(Decrease) in Cash and Cash Equivalents	(15,159)	23,168	(95,674)
Cash and Cash Equivalents at Beginning of Year	156,721	133,553	229,227

Cash and Cash Equivalents at End of Period	$141,562	$156,721	$133,553

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$5,132	$6,818	$1,672

Debt assumed from acquisition	$7,833	$—	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid	$563	$545	$991

Income taxes paid	$21,519	$19,391	$23,851

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Haemonetics is a global healthcare company dedicated to providing innovative blood management solutions for our customers — plasma collectors, blood collectors, and hospitals. Anchored by our strong brand name in medical device systems for the transfusion industry, we also provide information technology platforms and valued added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.

Our systems automate the collection and processing of donated blood; perform blood diagnostics; salvage and process surgical patient blood; and dispense blood within the hospital. These systems include devices and single-use, proprietary disposable sets that operate only on our specialized equipment. Our blood processing systems allow users to collect and process only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses the likelihood of a patient’s blood loss allowing clinicians to make informed decisions about a patient’s treatment as it relates to blood loss in surgery. Our surgical blood salvage systems collect blood lost by a patient in surgery, clean the blood, and make it available for reinfusion to the patient, in this way giving the patient the safest blood possible — his or her own. Our blood distribution systems are “smart” refrigerators located throughout hospitals which automate the storage, inventory tracking, and dispositioning of blood in key blood use areas.

Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood banks and commercial plasma centers. Our platforms are also used by hospitals to enable hospital administrators to monitor and measure blood management practices and to manage processes within transfusion services. Our information technology platforms allow all customers to better manage processes across the blood supply chain, comply with regulatory requirements, and identify increased opportunities to reduce costs.

Our business services include consulting, Six Sigma, and LEAN manufacturing offerings that support our customers’ needs for regulatory compliance and operational efficiency in the blood supply chain and best practice in blood management.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2010 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal years 2009 and 2008 each included 52 weeks with all four quarters having 13 weeks.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collection of Taxes from Customers

We are required to collect sales or valued added taxes in connection with the sale of certain of our products. We report revenues net of these amounts as they are promptly remitted to the relevant taxing authority.

Software Solutions and Services Revenues

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost, which approximates fair market value. As of April 3, 2010, Haemonetics’ cash and cash equivalents consisted solely of investments in money market funds invested in United States Government Agency securities. Throughout the year, cash equivalents may include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $92.6 million, $87.6 million, and $73.3 million for 2010, 2009, and 2008, respectively. Accounts receivable balances attributable to this customer accounted for 12.6%, 17.5%, and 15.9% of our consolidated accounts receivable at fiscal year ended 2010, 2009, and 2008. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $35.5 million, $30.5 million, and $27.2 million for fiscal years 2010, 2009, and 2008, respectively.

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

Consistent with the impairment tests noted for goodwill and other intangible assets subject to amortization, we review our property, plant, and equipment assets, subject to depreciation, and their related useful lives at least once a year, or more if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews we estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results. There were no indicators of impairment in either fiscal year 2010 or 2009. Expenditures for normal maintenance and repairs are charged to expense as incurred.

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

Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead these assets are reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other (formerly known as Statement No. 142, Goodwill and Other Intangible Assets). We perform our annual impairment test on the first day of our fiscal fourth quarter. We have three reporting units. The test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for either fiscal year 2010 or 2009.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. Fair value is determined using different methodologies depending upon the nature of the underlying asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed

ASC Topic 985-20, Software (formerly known as SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed), specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed. We review the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized.

At the end of fiscal year 2010, based on a review of ongoing development plans for our next generation platelet apheresis products (Portico), we abandoned and wrote off $12.2 million associated with previously capitalized software development costs. Additionally, in connection with the acquisition of Global Med we elected to no longer market the Symphony blood bank donation management system in favor of Global Med’s El Dorado application. As a result, we wrote off the carrying value of the Symphony intangible asset totaling approximately $3.5 million.

Additionally, the Company has capitalized $4.7 million in other software development costs during fiscal year 2010 for ongoing initiatives. At April 3, 2010, we have a total of $7.6 million of costs capitalized related to other in process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

Other Accrued Liabilities

Other accrued liabilities represent costs incurred within the current year and payable within the next twelve months. Other accrued liabilities were $50.6 million and $37.9 million as of April 3, 2010 and March 28, 2009, respectively.

The significant items included in the fiscal year end balances were:

	April 3,	March 28,
	2010	2009
	(In thousands)

VAT Liabilities	$9,802	$6,696
Forward Contract Loss	1,747	2,914
Deferred Revenue	19,548	10,833
All Other	19,542	17,452

Total	$50,639	$37,895

Research, Development and Engineering Expenses

All research, development and engineering costs are expensed as incurred with the exception of the capitalization of software development cost (see Note 17). Research, development and engineering expense was $26.4 million for fiscal year 2010, $23.9 million for fiscal year 2009, and $24.3 million for fiscal year 2008.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Shipping and Handling Costs

Shipping and handling costs are included in costs of goods sold with the exception of $11.2 million for fiscal year 2010, $11.9 million for fiscal year 2009, and $9.8 million for fiscal year 2008 that are included in selling, general and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Uncertain tax positions are unrecognized tax benefits for which reserves have been established. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

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

Foreign Currency

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging (formerly known as FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). In accordance with ASC Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues in our consolidated statements of income when the underlying hedged transaction affects earnings. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $2.2 million and $2.3 million in fiscal year 2010 and fiscal year 2009, respectively.

Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives are intended to offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to ASC Topic 815.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimated Forfeiture Rate — We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of April 3, 2010, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Valuation of Acquisitions

We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including acquired identifiable intangible assets, and purchased research and development. We base the fair value of identifiable intangible assets on detailed valuations that use historical information and market assumptions based upon the assumptions of a market participant. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, and intangible asset amortization expense in current and future periods.

In certain acquisitions, we have earn out arrangements or contingent consideration to provide potential future payments to the seller for achieving certain agreed-upon financial targets. We record the contingent consideration at its fair value at the acquisition date. Generally, we have entered into arrangements with contingent consideration that require payments in cash. As such, each quarter, we revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record the change in the fair value as contingent consideration income or expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates, and changes in assumed probability adjustments with respect to regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration income or expense we record in any given period.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events, an amendment to ASC Topic 855, Subsequent Events. This update addresses practice issues for evaluating and disclosing subsequent events with respect to processes around issuing financial statements and SEC registration requirements. The guidance is effective immediately.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, the update requires entities to disclose (i) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, (ii) the reasons for any transfers in or out of Level 3, and (iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosures, the update also amends ASC Topic 820 to clarify certain existing disclosure requirements. The update became effective for our fiscal year 2010 and its impact is reflected in the notes to our consolidated financial statements for the year ended April 3, 2010.

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

Under ASC Topic 805, Business Combinations (formerly known as FASB Statement No. 141(R), Business Combinations), the FASB requires that all business combinations use the acquisition method (formerly the purchase method) and that an acquiring entity be identified in all business combinations. ASC Topic 805 also requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement became effective for our fiscal year 2010 and its impact is reflected in our financial position and results of operations for the year ended April 3, 2010. The Company’s acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”), asset acquisition of the blood collection and processing business unit of Engineering and Research Associates, Inc. (“SEBRA”), and stock purchase of Global Med Technologies, Inc. (“Global Med”) during fiscal year 2010 were accounted for in accordance to the requirements of ASC Topic 805 — see Note 3.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an amendment to FASB ASC Topic 810, Consolidations. ASU No. 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009, which is the outset for fiscal year 2011 for the Company. The Company is currently evaluating the impact, if any, that ASU No. 2009-17 may have on the Company’s financial condition and results of operations.

3.	ACQUISITIONS

Haemoscope Corporation Acquisition

On November 20, 2007 the Company acquired Haemoscope Corporation’s TEG® Thrombelastograph® Hemostasis Analyzer business for approximately $45.6 million in cash. Haemoscope Corporation is a provider of whole blood hemostasis monitoring systems. The TEG system can assess a patient’s hemostasis. Information which informs blood management, identifies potential thrombotic complications, and facilitates individualized therapy. The results of Haemoscope’s operations have been included in our consolidated financial statements for periods after the acquisition date.

Purchase Price

The Company has accounted for the acquisition of Haemoscope Corporation as the purchase of a business under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, the assets and liabilities of Haemoscope Corporation were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company’s.

The purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed. The valuation relies on significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including product revenues, costs and operating expenses and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The purchase price components are as follows:

(In thousands)

Consideration for Haemoscope Corporation
Cash portion of consideration	$45,080
Other acquisition-related costs:
Acquisition-related costs	$511

Total acquisition related costs	$45,591

Purchase Price Allocation

The following chart summarizes the purchase price allocation, including the valuation of intangible assets:

(In thousands)

Intangible assets subject to amortization	$26,060
Goodwill	17,530
Other assets	2,876
Current liabilities	(875)

Total	$45,591

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

			Risk-Adjusted
		Weighted Average	Discount Rate Used
	Amount	Amortization	in Purchase Price
	Assigned	Period	Allocation
	(In thousands)

Amortizable intangible assets
Technology — developed	$9,500	12.0 years	23.0%
Customer relationships	$15,960	11.0 years	23.0%
Trade names	$600	12.0 years	23.0%
Goodwill	$17,530

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

The amount assigned to developed technology acquired represents the value associated with currently marketed product, the TEG system. This system includes a patented device, application software and assays. The system is used by hospitals and laboratories to assess a patient’s hemostatis. We also acquired the customer relationships that Haemoscope developed. Haemoscope conducted the majority of its business on the basis of purchase orders and repeat purchases of consumable supplies, such as reagents necessary for conducting the tests. These customer relationships are predicated on the technology that the customer has invested in, both through the initial purchase of the TEG device, but also the investment in the training and staff development associated with using a technology like the TEG device. The Company used the income approach to estimate the fair value of the developed technology and customer relationships as of the acquisition date. The Company determined that the estimated useful life of the intangible assets ranges from 11-12 years and are amortized over the period of the estimated economic benefit.

Infonalé, Inc. Acquisition

On July 9, 2007, the Company acquired the assets of Infonalé, Inc. (“Infonalé”) for approximately $1.3 million in cash plus contingent consideration based upon future operating performance. Infonalé was a leading developer of software and consulting services for optimizing hospital blood use and management. The purchase price was principally allocated to intangible assets including other technology and goodwill. The results of the Infonalé operations are included in our consolidated results for periods after the acquisition date.

Medicell Limited Acquisition

On April 4, 2008, the Company acquired Medicell Limited (“Medicell”) for approximately $2.5 million in cash plus contingent consideration based upon future operating performance. Medicell was the exclusive distributor in the United Kingdom for the Haemoscope product line since 1998. The purchase price was principally allocated to intangible assets including goodwill. The results of the Medicell operations are included in our consolidated results for periods after the acquisition date.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Altivation Software Acquisition

On March 27, 2009, the Company acquired Altivation Software (“Altivation”) for approximately $3.5 million in cash plus contingent consideration based upon future operating performance. Altivation is a provider of blood drive and resource management software for blood collectors. The purchase price was principally allocated to intangible assets including goodwill. The results of the Altivation operations are included in our consolidated results for periods after the acquisition date.

Neoteric Acquisition

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

The contingent consideration is based upon estimated annual revenue growth for the three years following the acquisition, at established profitability thresholds. Using projected revenues for fiscal years 2010, 2011, and 2012, an analysis was performed that probability weighted three performance outcomes for the noted years. The performance outcomes were then discounted using a discount rate commensurate with the risks associated with Neoteric to arrive at a recorded $5.0 million fair value for the contingent consideration.

The contingent consideration is based upon estimated future operating performance and is not contractually limited. The purchase price including contingent consideration was allocated to other intangible assets of $5.0 million, deferred tax liabilities of $1.6 million, and goodwill of $8.7 million. Net revenues of the Neoteric operations after the acquisition date are included in our consolidated results for fiscal year 2010. The Company is required to reassess the fair value of contingent consideration on a periodic basis. During the fourth quarter of fiscal year 2010, it became evident that the business would not achieve forecasted revenue growth milestones for fiscal year 2010. As such, we reduced the contingent liability by $2.3 million and recorded the adjustments as contingent consideration income in the statement of operations. The ending liability balance is $4.1 million at April 3, 2010.

SEBRA Acquisition

On September 4, 2009, Haemonetics acquired the assets of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc., a leading provider of blood and medical manufacturing technologies. SEBRA products, which include tubing sealers, blood shakers, sterile connection systems, mobile lounges and ancillary products used in blood collection and processing, complement Haemonetics’ portfolio and add depth to Haemonetics blood bank and plasma product lines. The purchase price was $12.8 million.

The purchase price was preliminarily allocated to core technology of $2.0 million, customer relationships of $4.6 million, trade name intangible of $0.4 million, trade accounts receivables of $1.0 million, inventory of $1.3 million, and goodwill of $3.5 million. The Company is still in the process of evaluating the information necessary to determine the allocation of fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has completed this evaluation, which will occur not later than one year from the acquisition date. Net revenues for the SEBRA operations after the acquisition date are included in our consolidated results for fiscal year 2010.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Global Med Acquisition

On March 31, 2010 the Company completed its cash tender offer for the shares of Global Med Technologies, Inc. (“Global Med”). The total acquisition cost for the shares and outstanding warrants of Global Med was approximately $60.3 million.

Global Med is an international healthcare information technology company which develops regulated and non-regulated products and services for the healthcare industry, including software solutions and services for blood collection, the hospital transfusion center and the patient care environment. Global Med’s subsidiaries and products include Wyndgate Technologies®, a provider of software products and services for donor centers and hospital transfusion services; eDonor®, which offers web-based donor relationship management systems; PeopleMed®, which implements cost-effective software validation, consulting and compliance solutions to hospitals and donor centers, and Hemo-Net®, which offers hosting solutions for those customers wishing to outsource the operation and maintenance of their databases. Global Med’s European subsidiary, Inlog SA, is a leading developer of donor center and transfusion management systems as well as cellular therapy software, laboratory information systems and quality assurance medical software systems internationally.

Goodwill was preliminarily determined by comparing the purchase price with the preliminarily determined fair value of the assets and liabilities acquired. Once the purchase price allocation is finalized, the carrying preliminary value of the related goodwill may be adjusted accordingly. At April 3, 2010, goodwill recorded after our preliminary purchase price allocation was $50.1 million and is not tax deductible. Global Med has an in-place workforce with extensive knowledge and experience in the development and support of blood management software. The acquisition was a unique strategic fit for the Company given our global presence and customer relationships in blood management.

Preliminary Purchase Price Allocation

The following chart summarizes the preliminary purchase price allocation:

(In thousands)

Goodwill	$50,109
Intangible assets subject to amortization	25,962
Trade accounts receivable	6,344
Other assets	10,526
Deferred taxes	(9,087)
Notes payable	(7,833)
Deferred revenue	(8,064)
Other liabilities	(7,676)

Total	$60,281

The Company is still in the process of evaluating the information necessary to determine the allocation of fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has completed this evaluation, which will occur not later than one year from the acquisition date. When finalized, the purchase price will be more specifically allocated to identified intangible assets acquired, the value of tangible assets and liabilities acquired may be adjusted, and the value of the tax attributes acquired may be diminished. The impact of these adjustments may result in a change in the preliminary value attributed to goodwill. The results of Global Med’s operations are included in our consolidated financial statements for approximately one week in fiscal year 2010 and are not material to the Company’s fiscal year 2010 operating results.

4.	PRODUCT WARRANTIES

Generally, we provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposable products through their use or expiration. We estimate our potential

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	April 3,	March 28,
	2010	2009
	(In thousands)

Warranty accrual as of the beginning of the period	$1,835	$929
Warranty provision	1,313	2,155
Warranty spending	(2,245)	(1,249)

Warranty accrual as of the end of the period	$903	$1,835

5.	INVENTORIES, NET

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

Inventories consist of the following:

	April 3,	March 28,
	2010	2009
	(In thousands)

Raw materials	$25,850	$23,778
Work-in-process	3,825	8,732
Finished goods	50,278	44,012

	$79,953	$76,522

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal year 2009, 2008 and 2007 are as follows:

(In thousands)

Carrying amount as of March 29, 2008	$54,222
Medicell Ltd.(a)	1,238
Altivation Software Inc.(b)	1,690
Effect of change in rates used for translation	(724)

Carrying amount as of March 28, 2009	$56,426
Global Med(c)	50,109
SEBRA(d)	3,521
L’Attitude Medical Systems Inc. (Neoteric)(e)	8,672
Altivation Software Inc.(b)	2,110
Medicell Ltd.(a)	583
Effect of change in rates used for translation	(878)

Carrying amount as of April 3, 2010	$120,543

(a)	See Note 3, Acquisitions for a full description of the acquisition of Medicell Limited (“Medicell”), which occurred on April 4, 2008.

(b)	See Note 3, Acquisitions for a full description of the acquisition of Altivation Software (“Altivation”), which occurred on March 27, 2009.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	See Note 3, Acquisitions for a full description of the acquisition of Global Med Technologies, Inc.(“Global Med”), which occurred on March 31, 2010.

(d)	See Note 3, Acquisitions for a full description of the acquisition of the SEBRA® assets, which occurred on September 4, 2009.

(e)	See Note 3, Acquisitions for a full description of the acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”), which occurred on April 16, 2009.

Other Intangible Assets

Other intangible assets include the value assigned to license rights and other technology, patents, customer contracts and relationships, software technology, and a trade name. The estimated useful lives for all of these intangible assets are 5 to 20 years.

Aggregate amortization expense for amortized other intangible assets for fiscal year 2010, 2009, and 2008 was $7.7 million, $6.0 million, and $4.1 million, respectively. Future annual amortization expense on other intangible assets is expected to approximate $11.7 million for fiscal year 2011, $11.2 million for fiscal year 2012, $11.1 million for fiscal year 2013, $10.8 million for fiscal year 2014 and $9.6 million for fiscal year 2015.

	Gross Carrying	Accumulated	Weighted Average
	Amount	Amortization	Useful Life
	(In thousands)	(In thousands)	(In years)

As of April 3, 2010
Amortized Intangibles
Patents	$11,928	$5,801	11
Capitalized software	7,642	498	6
Other technology	51,826	14,187	10
Customer contracts and related relationships	45,897	11,549	11
Trade name	1,502	658	7

Total Intangibles	$118,795	$32,693	10

	Gross Carrying	Accumulated	Weighted Average
	Amount	Amortization	Useful Life
	(In thousands)	(In thousands)	(In years)

As of March 28, 2009
Amortized Intangibles
Patents	$12,008	$4,945	11
Capitalized software	18,994	572	6
Other technology	28,784	11,501	12
Customer contracts and related relationships	29,886	8,240	12
Trade name	1,097	250	7

Total Intangibles	$90,769	$25,508	11

7.	DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. Approximately 52.9% of our sales are generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to lesser extent the British Pound Sterling and the Canadian Dollar. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedges

All of our designated currency hedge contracts as of April 3, 2010 and March 28, 2009 were cash flow hedges under ASC Topic 815, Derivatives and Hedging (formerly known as FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income (OCI) in the Statement of Stockholders’ Equity and Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $135.4 million as of April 3, 2010 and $117.1 million as of March 28, 2009.

During fiscal year 2010, we recognized net losses of $3.4 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of April 3, 2010 mature within twelve months. As of April 3, 2010, $1.4 million of net gains, net of tax, were recorded in OCI to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $4.9 million as of March 28, 2009. As of April 3, 2010, $1.4 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

Non-designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had currency derivative instruments not designated as hedges under ASC Topic 815 outstanding in the contract amount of $29.6 million as of April 3, 2010 and $51.6 million as of March 28, 2009.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following tables present the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for fiscal year 2010.

Amount of Gain
Recognized in
Earnings on
		Amount of Loss		Ineffective
	Amount of	Reclassified		Portion and
	Loss	from OCI into		Amount
	Recognized in	Earnings	Location in	Excluded from	Location in
	OCI (Effective	(Effective	Statement of	Effectiveness	Statement of
Cash Flow Hedges	Portion)	Portion)	Operations	Testing (*)	Operations
(In thousands)

Foreign exchange contracts	$(477)	$(809)	Net revenues	$529	Other expense

	$(477)	$(809)		$529

(*)	We exclude the difference between the spot rate and hedge rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of April 3, 2010 or March 28, 2009.

ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of April 3, 2010, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of April 3, 2010 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

	Location in	Balance as of
	Balance Sheet	April 3, 2010
	(In thousands)

Derivative Assets:
Designated Hedging Instruments
Currency Exchange Contracts	Other current assets	$4,407

		$4,407

Derivative Liabilities:
Designated Hedging Instruments
Currency Exchange Contracts	Other accrued liabilities	$1,747

		$1,747

Other Fair Value Measurements

We adopted ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FASB Statement No. 157, Fair Value Measurement) as of March 30, 2008. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the fiscal year ended April 3, 2010, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our money market funds carried at fair value are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging (formerly known as FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the fiscal year ended April 3, 2010, we have classified our other liabilities — contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determined using significant unobservable inputs.

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of April 3, 2010:

	Quoted	Significant
	Market Prices	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Assets
Money market funds	$109,564	$—	$—	$109,564
Forward currency exchange contracts	—	4,407	—	4,407

	$109,564	$4,407	$—	$113,971

Liabilities
Forward currency exchange contracts	$—	$1,747	$—	$1,747
Other liabilities — contingent consideration	$—	—	4,101	$4,101

	$—	$1,747	$4,101	$5,848

A description of the methods used to determine the fair value of the Level 3 liabilities (other liabilities — contingent consideration) is included within Note 3 — Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the fiscal year ended April 3, 2010.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(Level 3)
(In thousands)

Beginning balance	$—
Transfers into Level 3	4,988
Accretion of interest expense on contingent consideration	588
Contingent consideration income	(2,345)
Currency translation adjustment	870

Ending balance	$4,101

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Fair Value Disclosures

The fair value of our long-term debt obligations was $5.1 million and $6.2 million at April 3, 2010 and March 28, 2009, respectively. Refer to Note 8 — Notes Payable and Long-Term Debt for a discussion of our debt obligations.

8.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following:

	April 3,	March 28,
	2010	2009
	(In thousands)

Real estate mortgage	$5,344	$6,038
Short-term notes payable	7,474	—
Notes payable assumed in acquisition	7,833	—

	$20,651	$6,038
Less — Current portion	$16,062	$695

	$4,589	$5,343

Real Estate Mortgage Agreement

In December 2000, we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S. with a collective carrying value of approximately $5.3 million and $4.4 million as of April 3, 2010 and March 28, 2009, respectively. There are no financial covenants in the terms and conditions of this agreement.

Short-Term Notes Payable.

As of April 3, 2010, our subsidiary, Haemonetics Japan Co. Ltd., had $7.5 million outstanding in unsecured debt.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable Assumed in Acquisition

As of April 3, 2010, Global Med had $7.8 million outstanding in loan and security agreements. These agreements provided for a revolving line of credit and term loans. Subsequent to April 3, 2010, as part of our integration of Global Med, we paid the outstanding balances under this obligation.

The weighted average short-term rates for U.S. and non-U.S. borrowings were 0.54%, 1.03%, and 2.23% as of April 3, 2010, March 28, 2009, and March 29, 2008, respectively.

As of April 3, 2010, notes payable and long-term debt matures as follows:

(In thousands)

Fiscal Year Ending
2011	$16,062
2012	821
2013	892
2014	970
2015	1,055
2016 and thereafter	851

$20,651

9.	INCOME TAXES

Domestic and foreign income before provision for income tax is as follows:

	April 3,	March 28,	March 29,
	2010	2009	2008
	(In thousands)

Domestic	$42,259	$55,240	$53,365
Foreign	39,011	29,762	23,937

Total	$81,270	$85,002	$77,302

The income tax provision contains the following components:

	Year Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(In thousands)

Current
Federal	$10,088	$16,809	$18,763
State	887	1,768	1,586
Foreign	9,333	5,476	5,855

Total current	20,308	24,053	26,204

Deferred
Federal	4,103	1,779	(1,314)
State	259	(1)	(304)
Foreign	(1,770)	(133)	736

Total deferred	2,592	1,645	(882)

Total tax expense	$22,900	$25,698	$25,322

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the domestic income before provision for income tax and federal income tax provisions for fiscal years 2010, 2009 and 2008 are approximately $8.1 million, $6.8 million and $1.7 million, respectively, provided on foreign source income of approximately $23.2 million, $19.6 million and $6.0 million for fiscal year 2010, 2009 and 2008, respectively, for taxes which are payable in the United States.

Tax affected, significant temporary differences comprising the net deferred tax asset are as follows:

	April 3,	March 28,
	2010	2009
	(In thousands)

Depreciation	$(8,317)	$(3,345)
Amortization	(14,996)	(8,985)
Inventory	1,169	2,012
Hedging	(1,329)	(907)
Accruals and reserves	9,419	5,126
Net operating loss carryforward	6,904	3,861
Stock based compensation	8,226	7,087
Tax credit carryforward, net	1,594	2,580

Gross deferred taxes	2,670	7,429
Less valuation allowance	(378)	(378)

Net deferred tax asset	$2,292	$7,051

As of April 3, 2010, we have approximately $17.9 million in U.S. acquisition and approximately $1.4 million in Canada acquisition related net operating loss carry forwards subject to separate limitations that will expire beginning in 2020. We have $1.6 million in gross federal and state tax credits available to offset future tax.

Approximately $106 million of our foreign subsidiary undistributed earnings are deemed to be indefinitely reinvested outside the US. Accordingly we have not provided US income taxes on these earnings. In fiscal year 2009 and early fiscal year 2010, we did repatriate dividends from Japan of approximately $20.8 million in anticipation of our Japanese reorganization that we completed this year. No additional US income taxes were due upon repatriation.

The income tax provision from operations differs from a tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

	Year Ended
	April 3,		March 29,		March 29,
	2010		2008		2008
	(In thousands)

Tax at federal statutory rate	$28,444	35.0%	$29,751	35.0%	$27,044	35.0%
Domestic manufacturing deduction and extraterritorial income exclusion	(883)	(1.1)%	(1,396)	(1.6)%	(987)	(1.3)%
Difference between U.S. and foreign tax	(5,145)	(6.4)%	(4,267)	(5.0)%	(1,099)	(1.4)%
State income taxes net of federal benefit	764	0.9%	1,461	1.7%	1,192	1.5%
Tax exempt interest	—	—	—	—	(1,432)	(1.9)%
Japan dividend	(1,574)	(1.9)%	(795)	(1.0)%	—	—
Other, net	1,294	1.7%	944	1.1%	604	0.8%

Income tax provision	$22,900	28.2%	$25,698	30.2%	$25,322	32.8%

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of April 3, 2010, we had $4.6 million of unrecognized tax benefits, of which $4.2 million will impact the effective tax rate, if recognized. As of March 28, 2009, we had $3.9 million of unrecognized tax benefits, of which $3.2 million will impact the effective tax rate, if recognized.

Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the year ended April 3, 2010 our unrecognized tax benefits were reduced by $2.3 million as a result of the expiration of the statute of limitations in several jurisdictions. This was offset in part by the establishment of reserves of $3.0 million for various matters. Total unrecognized tax benefits on April 3, 2010 were $4.6 million.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ending March 28, 2009 and April 3, 2010.

	April 3,	March 28,
	2010	2009
	(In thousands)

Beginning Balance	$3,890	$4,965
Additions based upon positions related to the current year	1,722	293
Additions for tax positions of prior years	1,335	716
Settlements with taxing authorities	(924)	—
Closure of statute of limitations	(1,403)	(2,084)

Ending Balance	$4,620	$3,890

As of April 3, 2010 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.2 million in the next twelve months, as a result of the resolution of state positions as well as the closure of various statutes of limitations.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.6 million and $0.8 million is accrued for interest at April 3, 2010 and March 28, 2009, respectively and is not included in the amounts above.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate future basic rental commitments under operating leases as of April 3, 2010 are as follows:

(In thousands)

Fiscal Year Ending
2011	$6,930
2012	5,137
2013	3,373
2014	1,696
2015	1,088
Thereafter	3,487

$21,711

Rent expense in fiscal year 2010, 2009, and 2008 was $8.4 million, $8.0 million, and $8.8 million, respectively.

Under new accounting rules for business combinations (specifically, ASC Topic 805, Business Combinations (formerly known as Statement No. 141(R), Business Combinations)), we established a liability for payments that we might make in the future to former shareholders of the L’Attitude Medical Systems that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. During the fourth quarter of fiscal year 2010, it became evident that the business would not achieve revenue growth milestones for fiscal year 2010. As such, we reduced the contingent liability by $2.3 million and recorded the adjustments as contingent consideration income in the statement of operations. The ending liability balance is $4.1 million at April 3, 2010.

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

In December 2005, we filed a lawsuit against Baxter Healthcare SA and Fenwal Inc. in Massachusetts federal district court, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems. In March 2007, Baxter sold the Transfusion Technologies Division (which markets the ALYX product) to private investors, TPG, and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal ALYX system infringed Haemonetics’ patent and awarded us $15.7 million in damages for past infringement. On June 2, 2009, the court ruled that, in addition to paying the damages awarded by the jury, Fenwal must stop selling the ALYX consumable by December 1, 2010 and must pay Haemonetics a 10% royalty on ALYX consumable net sales from January 30, 2009 until December 1, 2010 when the injunction takes effect. In addition, the court awarded pre-judgment interest at 5% on the unpaid damages awarded. On August 19, 2009, an amended judgment was issued under which Haemonetics was awarded $11.3 million for lost profits suffered as a result of the infringement, $4.4 million in royalty damages suffered as a result of the infringement, and prejudgment interest of $2.3 million for a total award of $18.0 million. Fenwal and Baxter have appealed these rulings to the United States Court of Appeals for the Federal Circuit and oral arguments were heard on April 5, 2010. The damages have not been paid and the royalties are being escrowed pending a decision on the appeal. On December 16, 2009, the U.S. Patent Office granted a request by Fenwal for the ex-parte re-examination of the Haemonetics patent, and that re-examination process is proceeding.

On December 7, 2009, Fenwal had announced that it began shipping a red cell collection kit with a modified separation chamber, and that it is discontinuing sales of its original ALYX consumable kit. We believe this new collection kit also infringes our patent. On December 14, 2009, we filed a new infringement

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suit in Massachusetts federal district court seeking an injunction and damages from Fenwal’s sale of this new consumable.

11.	CAPITAL STOCK

Stock Plans

The Company has an incentive compensation plan, (the “2005 Incentive Compensation Plan”). The 2005 Incentive Compensation Plan permits the award of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of two or more independent members of our Board of Directors. The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 4,575,566. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one (1) share for every one (1) share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 2.5 shares for every one (1) share granted. The exercise price for the nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options, Restricted Stock Awards and Restricted Stock Units become exercisable, or in the case of restricted stock, the resale restrictions are released in a manner determined by the Committee, generally over a four year period for employees and one year from grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. At April 3, 2010, there were 2,067,753 shares subject to options, 5,000 shares of restricted stock awarded and 106,934 shares subject to restricted stock units outstanding under this plan; leaving 1,586,532 shares available for future grant.

The Company had a long-term incentive stock option plan and a non-qualified stock option plan, (the “2000 Long-term Incentive Plan”) which permitted the issuance of a maximum of 3,500,000 shares of our common stock pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. The plan was terminated in connection with the adoption of the 2005 Incentive Compensation Plan. At April 3, 2010, there were 788,890 options outstanding under this plan and no further options will be granted under this plan.

The Company had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees. At April 3, 2010, there were 38,992 options outstanding related to these plans. No further options will be granted under these plans.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

Stock-based compensation expense of $10.3 million and $10.2 million was recognized under ASC Topic 718, Compensation — Stock Compensation (formerly known as Statement No. 123(R), Share-Based Payment) for each of the years ended April 3, 2010 and March 28, 2009. The related income tax benefit recognized was $3.0 million and $2.9 million for the year ended April 3, 2010 and March 28, 2009, respectively. We recognize stock-based compensation on a straight line basis.

ASC Topic 718 requires that cash flows relating to the benefits of tax deductions in excess of compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow, as previously required. This excess tax benefit was $0.4 million and $7.5 million for the year ended April 3, 2010 and March 28, 2009, respectively.

A summary of stock option activity for the year ended April 3, 2010 is as follows:

		Weighted
		Average
		Exercise Price	Weighted
		per Share	Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Options	Average	Life	Value
	Outstanding	Exercise Price	(Years)	($000’s)

Outstanding at March 28, 2009	3,054,674	$42.54
Granted	378,654	$54.03
Exercised	(462,557)	$38.77
Terminated	(75,136)	$51.49

Outstanding at April 3, 2010	2,895,635	$44.41	3.73	$35,236

Exercisable at April 3, 2010	1,976,994	$40.23	2.95	$32,229

Vested or expected to vest at April 3, 2010	2,796,151	$44.09	3.66	$34,929

The total intrinsic value of options exercised during fiscal years 2010, 2009, and 2008 was $8.2 million, $26.6 million, and $16.5 million, respectively.

As of April 3, 2010 and March 28, 2009, there was $8.9 million and $11.8 million, respectively, of total unrecognized compensation cost related to non vested stock options. These costs are expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively. The total fair value of stock options that became fully vested during the year ended April 3, 2010 and March 28, 2009 was $29.0 million and $30.3 million, respectively.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical exercise patterns, the contractual term of the option and the vesting period. The assumptions utilized for option grants during the periods presented are as follows:

	April 3,	March 28,	March 29,
	2010	2009	2008

Volatility	28.6%	29.8%	29.6%
Risk-Free Interest Rate	2.4%	2.7%	4.0%
Expected Life of Options	5 yrs.	5 yrs.	5 yrs.

The weighted average grant date fair value of options granted during 2010, 2009, and 2008 was approximately $15.37, $16.73, and $17.19, respectively.

We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of both April 3, 2010 and March 28, 2009, which represents the portion that we expect will be forfeited each year over the vesting period.

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	April 3,	March 28,	March 29,
	2010	2009	2008

Volatility	30.9%	32.8%	21.3%
Risk-Free Interest Rate	0.2%	1.4%	4.6%
Expected Life of Options	6 mos.	6 mos.	6 mos.

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was $12.53, $13.71, and $10.81 in fiscal year 2010, 2009, and 2008, respectively.

Restricted Stock Awards

As of April 3, 2010, there was $0.1 million of total unrecognized compensation cost related to non vested stock awards. That cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares fully vested during the year ended April 3, 2010 was $0.1 million.

A summary of restricted stock awards activity for the year ended April 3, 2010 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Outstanding at March 28, 2009	10,956	$50.97
Forfeited	(3,456)	$57.22
Released	(2,500)	$48.09

Outstanding at April 3, 2010	5,000	$48.09

Restricted Stock Units

As of April 3, 2010, there was $4.0 million of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares fully vested during the year ended April 3, 2010 was $1.6 million.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock units activity for the year ended April 3, 2010 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date

Outstanding at March 28, 2009	102,302	$53.48
Awarded	42,593	$53.31
Released	(28,653)	$55.08
Forfeited	(9,308)	$52.54

Outstanding at April 3, 2010	106,934	$50.62

12.	EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by ASC Topic 260, Earnings Per Share (formerly known as FASB Statement No. 128, Earnings Per Share)(“EPS”). Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of dilutive potential common shares.

	Year Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(Dollars and shares in thousands
	except per share amounts)

Basic EPS
Net income	$58,370	$59,304	$51,980
Weighted average shares	25,451	25,389	25,824

Basic income per share	$2.29	$2.34	$2.01

Diluted EPS
Net income	$58,370	$59,304	$51,980
Basic weighted average shares	25,451	25,389	25,824
Dilutive effect of stock options	612	784	922

Diluted weighted average shares	26,063	26,173	26,746
Diluted income per share	$2.24	$2.27	$1.94

During 2010, 2009, and 2008 approximately 0.9 million, 0.5 million, and 1.0 million potentially dilutive common shares, respectively, were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the components of accumulated other comprehensive loss is as follows:

		Unrealized	Impact of
	Foreign	Gain (Loss) on	Defined Benefit
	Currency	Derivatives,	Plans,
	Translation	Net of Tax	Net of Tax	Total
		(In thousands)

Balance as of March 29, 2008	$12,717	$(8,100)	$186	$4,803

Changes during the year	(10,045)	9,222	(697)	(1,520)

Balance as of March 28, 2009	$2,672	$1,122	$(511)	$3,283

Changes during the year	2,599	332	(309)	$2,622

Balance as of April 3, 2010	$5,271	$1,454	$(820)	$5,905

14.	RETIREMENT PLANS

Defined Contribution Plans

We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $3.0 million in 2010, $2.9 million in 2009, and $2.4 million in 2008. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal year 2010, 2009, or 2008.

Some of our subsidiaries also have a defined contribution plan, to which plan both the employee and the employer make contributions. The employer contributions to these plans totaled $1.7 million, $1.4 million, and $1.2 million in fiscal year 2010, 2009, and 2008, respectively, of which $1.4 million, $1.2 million, and $0.9 million in fiscal year 2010, 2009, and 2008, respectively, were contributed for our employees in Switzerland.

Defined Benefit Plans

In September 2006, the FASB issued ASC Topic 715, Compensation — Retirement Benefits (formerly known as Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)), which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The Company adopted ASC Topic 715 as of March 31, 2007 and accordingly is required to report changes in its funded status in comprehensive income on its Statement of Stockholders’ Equity and Comprehensive Income. The adoption of ASC Topic 715 did not have a material effect on the Company’s financial position at April 3, 2010 or March 28, 2009.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	Year Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(In thousands)

Service cost	$512	$539	$594
Interest cost on benefit obligation	242	242	217
Expected (return)/loss on plan assets	(288)	946	(74)
Actuarial gain/(loss)	223	(1,028)	—
Amortization of unrecognized prior service cost	(68)	(41)	(35)
Amortization of unrecognized initial obligation	27	26	22

Totals	$647	$684	$724

The activity under those defined benefit plans are as follows:

	Year Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(In thousands)

Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(6,721)	$(6,932)	$(6,690)
Service cost	(512)	(539)	(594)
Interest cost	(242)	(242)	(217)
Benefits paid	217	488	203
Actuarial (loss)/gain	(558)	389	829
Currency translation	(133)	115	(463)

Benefit obligation, end of year	$(7,949)	$(6,721)	$(6,932)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$3,097	$3,851	$3,669
Company contributions	471	403	373
Benefits paid	(176)	(460)	(175)
Gain/(Loss) on plan assets	288	(946)	(454)
Currency translation	153	249	438

Fair value of Plan Assets, end of year	$3,833	$3,097	$3,851

Funded Status	$(4,116)	$(3,624)	$(3,141)
Unrecognized net actuarial loss/(gain)	785	433	(235)
Unrecognized initial obligation	(117)	(152)	209
Unrecognized prior service cost	180	197	(182)

Net amount recognized	$(3,268)	$(3,146)	$(3,349)

One of the benefit plans is funded through assets of the Company. Accordingly that plan has no assets included in the information presented above. The assets of the other plan were greater than the accumulated benefit obligation in fiscal years 2010, 2009, and 2008, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized as a component of other accrued liabilities on the balance sheet as of April 3, 2010, under ASC Topic 715 totaled $3.3 million.

The components of the change recorded in our accumulated other comprehensive income related to our defined benefit plans, net of tax, are as follows:

(In thousands)

Balance as of March 28, 2009	$(511)
Obligation at transition	28
Actuarial loss	(293)
Prior service cost	(44)

Balance as of April 3, 2010	$(820)

The weighted average rates used to determine the net periodic benefit costs were as follows:

	April 3,	March 28,	March 29,
	2010	2009	2008

Discount rate	5.2%	4.5%	3.7%
Rate of increased salary levels	2.0%	2.3%	2.0%
Expected long-term rate of return on assets	1.6%	1.9%	0.0%

We have no other material obligation for post-retirement or post-employment benefits.

The Company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

For the Company’s plan with assets, the asset allocation at the end of April 3, 2010 and March 28, 2009 year end by asset category are presented in the following table:

	April 3,	March 28,
	2010	2009

Plan Assets
Equity Securities	58.3%	58.6%
Debt Securities	41.7%	41.4%

Total	100.0%	100.0%

We adopted ASC Topic 820, Fair Value Measurements and Disclosures, for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of April 3, 2010. Using the same three- level valuation hierarchy for disclosure of fair value measurements as described in Note 7, the categorization for the assets of the Company’s plan with assets is classified within Level 1 of the fair value hierarchy because the plan assets are primarily local market and global equity securities and local market bonds that are valued using prices quoted on the active market.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at April 3, 2010. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In thousands)

Expected Benefit Payments
Fiscal Year 2011	$433
Fiscal Year 2012	$440
Fiscal Year 2013	$450
Fiscal Year 2014	$452
Fiscal Year 2015	$464
Fiscal Year 2016-2019	$1,893

The Company contributions for fiscal year 2011 are expected to be consistent with our recent historical experience.

15.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

Segment Definition Criteria

We manage our business on the basis of one operating segment: the design, manufacture, and marketing of blood management solutions. Our chief operating decision-maker uses consolidated results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product lines.

Enterprise Wide Disclosures about Product and Services

We have four global product families: plasma, blood bank, hospital, and software solutions.

Disposables include the plasma, blood bank, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma. Blood bank consists of disposables which separate whole blood for the subsequent collection of platelets, red cells, or a combination of these components. Hospital consists of surgical disposables (principally the Cell Saver® autologous blood recovery system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following surgery to recover blood and produce a washed red cell product for autotransfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s hemostasis (blood clotting ability) during and after surgery).

Software solutions include information technology platforms that assist blood banks, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from External Customers:

	Year Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(In thousands)

Disposables Revenues
Plasma disposables	$232,378	$202,176	$155,219
Blood bank disposables
Platelet	151,026	143,420	136,148
Red Cell	48,031	49,508	46,377

	199,057	192,928	182,525
Hospital disposables
Surgical	69,942	67,697	66,250
OrthoPAT	37,079	35,419	34,301
Diagnostic	21,862	19,881	5,835

	128,883	122,997	106,386
Disposables revenue	560,318	518,101	444,130
Software solutions	35,919	31,605	24,173
Equipment and other	49,193	48,173	48,137

Total revenues from external customers	645,430	$597,879	$516,440

Enterprise Wide Disclosures about Product and Services
Year ended (in thousands)

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated

April 3, 2010
Sales	$301,491	$2,191	$303,682	$109,573	$51,324	$160,897	$180,851	$645,430
Total Assets	$484,310	$22,941	$500,734	$42,438	$20,928	$63,366	$190,043	$760,660
Long-Lived Assets	$308,823	$16,800	$326,623	$11,230	$3,805	$15,035	$19,285	$359,943

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated

March 28, 2009
Sales	$279,029	$—	$279,029	$97,215	$45,460	$142,675	$176,175	$597,879
Total Assets	$461,226	$6,756	$467,982	$47,723	$18,557	$66,280	$115,431	$649,693
Long-Lived Assets	$220,531	$5,607	$226,138	$11,121	$3,912	$15,033	$18,323	$259,494

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated

March 29, 2008
Sales	$232,812	$53	$232,865	$88,759	$39,323	$128,082	$155,493	$516,440
Total Assets	$342,006	$6,559	$348,565	$51,016	$24,513	$75,529	$184,856	$608,950
Long-Lived Assets	$192,203	$5,743	$197,946	$11,355	$3,119	$14,474	$22,619	$235,039

16.	REORGANIZATION

On April 1, 2010, our Board of Directors approved transformation and restructuring plans, which include the integration of Global Med Technologies, Inc. In connection with the transformation plan, we had an asset write down of $15.7 million related to the abandonment of our next generation platelet apheresis platform and our blood bank donation management software, as well as $8.6 million in transformation costs related to the separation of employees. In fiscal year 2011, we expect to incur additional cash restructuring costs of $6.4 million for employee matters and facility closures. We also expect to incur $1.5 million of integration costs.

During fiscal year 2009, the Company finalized and implemented aspects of its Technical Operations organization transformation plan to better align our Technical Operations resources with our strategy to be the global leader in blood management solutions for our customers. In accordance with the Company’s revised guidance, we incurred restructuring and other transformation costs of $7.0 million.

Additionally, during fiscal year 2009, we finalized the consolidation of our customer support functions in Europe into our European Headquarters in Signy, Switzerland. The consolidated center in Signy now includes finance, legal, human resources, customer and sales support, and logistics, supply chain management and procurement. At March 28, 2009, we recorded pre-tax restructuring costs $6.1 million as selling, general, and administrative costs. Additionally, we incurred other transformation costs relating to the hiring of personnel in our new shared services center in Signy, Switzerland of $0.9 million for the year ended March 28, 2009. The majority of the consolidation of these functions occurred during fiscal year 2008.

Included in fiscal year 2008 restructuring costs were costs associated with exiting our OEM solutions business in South Carolina. We cancelled a contract to produce solutions for a pharmaceutical company and wrote down the associated assets. These costs totaled approximately $0.6 million.

The following summarizes the restructuring activity for fiscal years 2010, 2009, and 2008, respectively:

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	March 28, 2009	Incurred	Payments	Write Down	April 3, 2010
	(In thousands)

Employee-related costs	$2,729	$8,598	$(1,566)	$—	$9,761
Facility related costs	42	—	(42)	—	—
Other transformation costs	78	15,686	(78)	(15,686)	—

	$2,849	$24,284	$(1,686)	$(15,686)	$9,761

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	March 29, 2008	Incurred	Payments	Write Down	March 28, 2009
	(In thousands)

Employee-related costs	$521	$6,076	$3,868	$—	$2,729
Facility related costs	42	72	72	—	42
Other transformation costs	78	—	—	—	78

	$641	$6,148	$3,940	$—	$2,849

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	March 31,2007	Incurred	Payments	Write Down	March 29, 2008
	(In thousands)

Employee-related costs	$—	$2,800	$2,279	$—	$521
Facility related costs	—	1,073	727	304	42
Other transformation costs	—	663	188	397	78

	$—	$4,536	$3,194	$701	$641

17.	CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

The Company implemented an Enterprise Resource Planning (ERP) system over the last three years.

The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other (formerly known as AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $4.9 million and $6.8 million in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage during fiscal year 2010 and 2009, respectively. The total capitalized costs incurred include $1.8 million for the cost of the software license and $26.1 million in third party development costs and internal personnel costs. The capitalized costs are included as a component of property, plant and equipment in the consolidated financial statements. The Company incurred depreciation expense of $2.9 million, $1.7 million, and $1.4 million during fiscal year 2010, 2009, and 2008, respectively relating to the above capitalized costs.

The Company successfully completed the final major go-live milestone implementations in the ERP system during fiscal year 2010.

ASC Topic 985-20, Software (formerly known as SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed), specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.

The Company capitalized $4.7 million and $3.3 million in other software development costs for ongoing initiatives during fiscal year 2010 and 2009, respectively. At April 3, 2010, we have a total of $7.6 million of costs capitalized related to other in process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. In connection with these

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development activities we capitalized interest of $0.1 million in fiscal year 2010 and $0.7 million in fiscal year 2009.

In connection with the change in our technology strategy and restructuring of our Engineering, Research and Development organization, the Company decided to abandon our software development project for our next generation blood bank apheresis platform. At April 3, 2010, we had an asset impairment of $12.2 million in total capitalized software development costs of this project in accordance with ASC Topic 985-20, as the net realizable value of the capitalized software was insufficient to recover the asset amount capitalized.

Additionally, in connection with our acquisition of Global Med, we had an asset impairment of $3.5 million in capitalized costs of other software development initiatives in accordance with ASC Topic 985-20, as the net realizable value of the capitalized software was insufficient to recover the asset amount capitalized .

18.	SUMMARY OF QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended April 3, 2010:
Net revenues	$154,087	$157,070	$165,169	$169,104
Gross profit	$82,943	$80,967	$85,447	$88,124
Operating income	$26,327	$27,023	$25,835	$4,096
Net income	$18,073	$18,050	$18,286	$3,961
Share data:
Net Income:
Basic	$0.70	$0.70	$0.72	$0.16
Diluted	$0.69	$0.69	$0.71	$0.15
Fiscal year ended March 28, 2009:
Net revenues	$144,116	$145,919	$155,447	$152,397
Gross profit	$73,038	$74,689	$78,296	$82,147
Operating income	$19,334	$23,609	$24,491	$18,133
Net income	$14,292	$14,807	$16,216	$13,989
Share data:
Net Income:
Basic	$0.56	$0.59	$0.64	$0.55
Diluted	$0.54	$0.57	$0.62	$0.53

Operating income decreased by $21.7 million during the fourth quarter of fiscal year 2010 primarily due to:

•	The impairment of two intangible assets totaling $15.7 million,

•	Restructuring costs totaling $8.6 million, primarily separation benefits, associated with the integration of the Global Med Acquisition (under new accounting rules costs to separate employees of Global Med are now expensed), and the implementation of a customer solutions implementation group,

•	Costs to consummate the acquisition of Global Med totaling $1.7 million,

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partially offset by :

•	Income totaling $2.3 million resulting from the remeasurement of the fair value of contingent consideration from our Neoteric acquisition,

19.	SUBSEQUENT EVENTS (UNAUDITED)

We evaluated all events and transactions through June 1, 2010, the date these financial statements were issued. In an April 6, 2010 press release, the Company announced that its Board of Directors approved the repurchase of up to $50 million worth of Company shares during fiscal year 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of April 3, 2010 and March 28, 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended April 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at April 3, 2010 and March 28, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Haemonetics Corporation and subsidiaries changed its method for accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective March 29, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
June 1, 2010

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 3, 2010. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of April 3, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation:

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haemonetics Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Haemonetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation and subsidiaries as of April 3, 2010 and March 28, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended April 3, 2010 of Haemonetics Corporation and subsidiaries and our report dated June 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
June 1, 2010

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

1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 29, 2010.

2. The information concerning our Executive Officers is set forth at the end of Part I hereof.

3. The balance of the information required by this item including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held July 29, 2010. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://www.haemonetics.com/site/content/investor/investor.asp and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.

We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethics that applies to our chief executive officer, chief financial officer or senior financial officers and that relates to any element of the Code of Ethics definition enumerated in Item 406 of Regulation S-K by posting such information on our website. Pursuant to NYSE Rule 303A.10, as amended, any waiver of the code of ethics for any executive officer or director must be disclosed within four business days by a press release, SEC Form 8-K, or internet posting.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 29, 2010. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held July 29, 2010.

Stock Plans

The following table below sets forth information as of April 3, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Available for Future
	Number of Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Columns (a)*

Equity compensation plans approved by security holders	3,002,569	$44.41	2,161,169
Equity compensation plans not approved by security holders	—	—	—

Total	3,002,569	$44.41	2,161,169

*	Includes 574,637 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 29, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 29, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

A)	Financial Statements are included in Part II of this report

All other schedules have been omitted because they are not applicable or not required.

B)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 95, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Brian Concannon
Brian Concannon,
President and Chief Executive Officer

Date: June 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Concannon Brian Concannon	President and Chief Executive Officer (Principal Executive Officer)	June 1, 2010

/s/ Christopher Lindop Christopher Lindop	Chief Financial Officer and Vice President Business Development (Principal Financial Officer)	June 1, 2010

/s/ Susan Hanlon Susan Hanlon	Vice President Finance (Principal Accounting Officer)	June 1, 2010

/s/ Brad Nutter Brad Nutter	Executive Chairman of the Board	June 1, 2010

/s/ Lawrence Best Lawrence Best	Director	June 1, 2010

/s/ Susan Bartlett Foote Susan Bartlett Foote	Director	June 1, 2010

/s/ Ronald Gelbman Ronald Gelbman	Director	June 1, 2010

/s/ Pedro Granadillo Pedro Granadillo	Director	June 1, 2010

/s/ Mark Kroll, PH. D. Mark Kroll	Director	June 1, 2010

/s/ Ronald Merriman Ronald Merriman	Director	June 1, 2010

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number and Description of Exhibit

1. Articles of Organization
3A*	Articles of Organization of the Company effective August 29, 1985, as amended December 12, 1985 and May 21, 1987 (filed as Exhibit 3A to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
3B*	Form of Restated Articles of Organization of the Company (filed as Exhibit 3B to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
3C*	Articles of Amendment to the Articles of Organization of the Company filed May 8, 1991 with the Secretary of the Commonwealth of Massachusetts (filed as Exhibit 3E to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
3D*	Articles of Amendment to the Articles of Organization of the Company filed August 21, 2006 with the Secretary of the Commonwealth of Massachusetts.
3E*	By-Laws of the Company, as amended January 23, 2008 (filed as Exhibit 99.1 to the Company’s Form 8-K No. 1-14041 dated January 23, 2008 and incorporated herein by reference).
2. Instruments defining the rights of security holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
3. Material Contracts
10A*	Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
10B*	First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
10C*	Second Amendment to lease dated July 17, 1990 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania.(filed as Exhibit 10AG to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10D*	Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10E*	Amendment No. 1 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the child care facility (filed as Exhibit 10N to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10F*	Amendment No. 2 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company (filed as Exhibit 10S to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10G*	Amendment No. 3 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company, dated April 1, 1997 (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).
10H*	Amendment No. 4 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership, as assigned to Trinet Essential Facilities XXIX, Inc., effective June 18, 1998, and the Company, dated February 25, 2002. (filed as Exhibit 10AB to the Company’s Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).
10I*	Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).
10J*	1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10K*	1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).

10L*	Haemonetics Corporation 2000 Long-term Incentive Plan (filed as Exhibit 10A to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).
10M*	Form of Option Agreements for Non-Qualified stock options for the 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AI to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10N*	Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees. (filed as Exhibit 10AJ to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10O*	Form of Option Agreements for Non-Qualified stock options for the 2000 Long- Term Incentive Plan for Non-Employee Directors. (filed as Exhibit 10AK to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003).
10P*	2005 Long Term Incentive Compensation Plan (filed as Exhibit 10Z in the Company’s Form 10-Q for the quarter ended September 26, 2009).
10Q*	Amendment to the 2005 Long Term Incentive Compensation Plan (filed as Item 2 in the Company’s 2008 Definitive Proxy Statement).
10R*	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Form 10-Q No. 1-10730 for the quarter ended October 1, 2005).
10S	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term Incentive Compensation Plan for Employees.
10T*	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Form 10-Q No. 1-10730 for the quarter ended October 1, 2005).
10U	Form of Restricted Stock Agreement with Employees under 2005 Long Term Incentive Compensation Plan.
10V*	Form of Change in Control Agreement dated January 19, 2006 between the Company and members of the Company’s Operating Committee (filed as Exhibit 10AQ to the Company’s Form 10-K No. 1-10730 for the year ended April 1, 2006 and incorporated herein by reference).
10W*	Change in Control Agreement entered into between the Company and Christopher Lindop on and January 2, 2007 (filed as Exhibit 10AR to the Company’s Form 10-K No. 1-10730 for the year ended March 31, 2007 and incorporated herein by reference).
10X*	2007 Employee Stock Purchase Plan (filed as Exhibit 10AS to the Company’s Form 10-K No. 1-14041 for the year ended March 29, 2008 and incorporated herein by reference).
21	Subsidiaries of the Company
23.1	Consent of the Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company
32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company

*	Incorporated by reference

(All other exhibits are inapplicable.)

SCHEDULE II
HAEMONETICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Write-Offs	Balance at End
	Period	Expenses	(Net of Recoveries)	of Period
	(In thousands)

For Year Ended April 3, 2010
Allowance for Doubtful Accounts	$2,312	$363	$(121)	$2,554
For Year Ended March 28, 2009
Allowance for Doubtful Accounts	$2,365	$838	$(891)	$2,312
For Year Ended March 29, 2008
Allowance for Doubtful Accounts	$1,440	$1,295	$(370)	$2,365