Form 10-Q
period 2010-07-03
HAEMONETICS CORP
filed 2010-08-11
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: July 3, 2010          Commission File Number: 1-14041
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
Yes   ☐   No   ☒
The number of shares of $.01 par value common stock outstanding as of July 3, 2010:
24,669,566

HAEMONETICS CORPORATION
INDEX

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	July 3,	June 27,
	2010	2009

Net revenues	$163,039	$154,087
Cost of goods sold	76,576	71,144

Gross profit	86,463	82,943

Operating expenses:

Research, development and engineering	7,920	6,777
Selling, general and administrative	54,354	49,839

Total operating expenses	62,274	56,616

Operating income	24,189	26,327
Interest expense	(153)	(214)
Interest income	102	157
Other income/(expense), net	237	(335)

Income before provision for income taxes	24,375	25,935
Provision for income taxes	6,457	7,862

Net income	$17,918	$18,073

Basic income per common share
Net income	$0.71	$0.70

Income per common share assuming dilution
Net income	$0.70	$0.69

Weighted average shares outstanding
Basic	25,140	25,658
Diluted	25,703	26,201
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 3, 2010	April 3, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,467	$141,562
Accounts receivable, less allowance of $1,377 at July 3, 2010 and $2,554 at April 3, 2010	114,834	118,684
Inventories, net	84,571	79,953
Deferred tax asset, net	10,720	10,985
Prepaid expenses and other current assets	29,924	34,959

Total current assets	323,516	386,143
Property, plant and equipment:
Land, building and building improvements	49,292	49,292
Plant equipment and machinery	121,337	113,534
Office equipment and information technology	76,173	74,008
Haemonetics equipment	204,590	206,267

Total property, plant and equipment	451,392	443,101
Less: accumulated depreciation	(294,027)	(289,803)

Net property, plant and equipment	157,365	153,298
Other assets:
Intangible assets, less amortization of $35,845 at July 3, 2010 and $32,693 at April 3, 2010	84,214	86,102
Goodwill	117,739	120,543
Deferred tax asset, long term	5,433	4,910
Other long-term assets	9,328	9,664

Total other assets	216,714	221,219

Total assets	$697,595	$760,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$6,418	$16,062
Accounts payable	23,418	25,590
Accrued payroll and related costs	25,240	39,046
Accrued income taxes	2,337	5,092
Deferred tax liability	173	68
Other liabilities	44,427	50,639

Total current liabilities	102,013	136,497

Long-term debt, net of current maturities	4,384	4,589
Long-term deferred tax liability	13,512	13,535
Other long-term liabilities	12,730	12,915

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding– 24,669,566 shares at July 3, 2010 and 25,440,856 shares at April 3, 2010	247	255
Additional paid-in capital	251,113	252,323
Retained earnings	311,568	334,641
Accumulated other comprehensive income	2,028	5,905

Total stockholders’ equity	564,956	593,124

Total liabilities and stockholders’ equity	$697,595	$760,660

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income / (Loss)	Equity	Income

Balance, April 3, 2010	25,441	$255	$252,323	$334,641	$5,905	$593,124

Employee stock purchase plan	36	-	1,645	-	-	1,645
Exercise of stock options and related tax benefit	100	1	3,948	-	-	3,949
Shares repurchased	(907)	(9)	(9,000)	(40,991)	-	(50,000)
Stock compensation expense	-	-	2,197	-	-	2,197
Net income	-	-	-	17,918	-	17,918	$17,918
Net change in minimum pension liability	-	-	-	-	(49)	(49)	(49)
Foreign currency translation adjustment	-	-	-	-	(4,247)	(4,247)	(4,247)
Unrealized gain on hedges, net of tax	-	-	-	-	450	450	450
Reclassification of hedge gain to earnings, net of tax	-	-	-	-	(31)	(31)	(31)

Comprehensive income	-	-	-	-	-	-	$14,041

Balance, July 3, 2010	24,670	$247	$251,113	$311,568	$2,028	$564,956

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	July 3,	June 27,
	2010	2009
Cash Flows from Operating Activities:
Net income	$17,918	$18,073
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	12,410	10,058
Stock compensation expense	2,197	2,779
(Gain)/Loss on sales of property, plant and equipment	(15)	99
Unrealized loss/(gain) from hedging activities	877	(1,519)
Accretion of interest expense on contingent consideration	165	200
Change in operating assets and liabilities:
Decrease in accounts receivable, net	655	1,222
(Increase)/decrease in inventories	(4,167)	625
Decrease in prepaid income taxes	6,617	6,737
Decrease in other assets and other long-term liabilities	(4,591)	(3,633)
Tax benefit of exercise of stock options	538	173
Decrease in accounts payable and accrued expenses	(19,078)	(9,108)

Net cash provided by operating activities	13,526	25,706
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(15,224)	(21,204)
Proceeds from sale of property, plant and equipment	111	201
Acquisition of Neoteric	-	(6,613)
Acquisition of Medicell	-	(307)

Net cash used in investing activities	(15,113)	(27,923)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(205)	(183)
Net (decrease)/increase in short-term loans	(9,936)	16,505
Employee stock purchase plan	1,645	1,457
Exercise of stock options	3,010	909
Excess tax benefit on exercise of stock options	549	156
Share repurchase	(50,000)	-

Net cash (used in)/provided by financing activities	(54,937)	18,844
Effect of exchange rates on cash and cash equivalents	(1,571)	474

Net (Decrease)/Increase in Cash and Cash Equivalents	(58,095)	17,101
Cash and Cash Equivalents at Beginning of Year	141,562	156,721

Cash and Cash Equivalents at End of Period	$83,467	$173,822

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$1,091	$2,024

Supplemental Disclosures of Cash Flow Information:
Interest paid	$128	$130

Income taxes paid	$1,650	$2,980

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the three months ended July 3, 2010. Operating results for the three month period ended July 3, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2011, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 3, 2010.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. There were no material recognized subsequent events recorded in the July 3, 2010 consolidated financial statements.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2011 includes 52 weeks with all four quarters each having 13 weeks. Fiscal year 2010 included 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.
Revenue Recognition
Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition, and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using vendor specific objective evidenced under ASC Topic 985-605 or other objective evidence as defined in ASC Topic 605.
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

Software Solutions Revenues
Our software solutions include software products and support for our plasma, blood bank, and hospital customers. For our blood bank customers, these products span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product. For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. We offer products to our hospital customers that manage blood product inventory and support patient cross matching and transfusion management. We also offer an analytical tool that monitors and measures a hospital’s blood management practices. Software solution product offerings are sold both as a subscription, where license revenues are generally billed periodically, monthly, or quarterly, and recognized ratably over the term of the subscription, and as a perpetual license, which are billed up front. We recognize revenue from the sale of perpetual licenses when delivered, provided all other revenue recognition criteria are met and we have vendor specific objective evidence of fair value for undelivered elements sold with the license. Additionally, for certain software solutions products, we provide customized implementation services to our customer. For these arrangements, we recognize revenue on a percentage-of-completion basis. We also provide other services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly, or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.
2.   RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software – Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company is currently assessing the timing and method of adoption, as well as the possible impact of this guidance on its financial position and results of operations.
In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an amendment to FASB ASC Topic 810, Consolidations. ASU No. 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The update became effective for our fiscal year 2011 and its impact is reflected in the notes to our consolidated financial statements for the first three months ended July 3, 2010.

3.   EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	July 3, 2010	June 27, 2009

	(in thousands, except per share amounts)
Basic EPS
Net income	$17,918	$18,073

Weighted average shares	25,140	25,658

Basic income per share	$0.71	$0.70

Diluted EPS
Net income	$17,918	$18,073

Basic weighted average shares	25,140	25,658
Net effect of common stock equivalents	563	543

Diluted weighted average shares	25,703	26,201

Diluted income per share	$0.70	$0.69

Weighted average shares outstanding, assuming dilution, excludes the impact of 1.0 million and 1.3 million stock options for the first quarter of fiscal year 2011 and 2010, respectively, because these securities were anti-dilutive during the noted periods.
4.   STOCK-BASED COMPENSATION
Stock-based compensation expense of $2.2 million and $2.8 million was recognized for the three months ended July 3, 2010 and June 27, 2009, respectively. The related income tax benefit recognized was $0.5 million and $0.8 million for the three months ended July 3, 2010 and June 27, 2009, respectively. We recognize stock-based compensation on a straight line basis.
For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 3, 2010. Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors. All options, restricted stock awards, and restricted stock units granted to employees in the three months ended July 3, 2010 vest over a four year period of time and the options expire not more than 7 years from the date of grant.
Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized are reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $0.5 million and $0.2 million for the three months ended July 3, 2010 and June 27, 2009, respectively.

The weighted average fair value for our options granted in the first three months of fiscal year 2011 and 2010 was $17.48 and $15.94, respectively. The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended
	July 3, 2010	June 27, 2009
Stock Options Black-Scholes assumptions (weighted average):
Volatility	28.34%	31.85%
Expected life (years)	5.0	4.9
Risk-free interest rate	2.64%	1.79%
Dividend yield	0.00%	0.00%
As of July 3, 2010 and June 27, 2009, there was $0.1 million and $0.2 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.8 years and 1.3 years, respectively. The total fair value of restricted stock awards vested was $0.1 million for both the three months ended July 3, 2010 and June 27, 2009.
As of July 3, 2010 and June 27, 2009, there was $3.5 million and $3.6 million, respectively, of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.3 years and 2.9 years, respectively. The total fair value of shares fully vested was $0.0 million for the three months ended July 3, 2010 and June 27, 2009.
As of July 3, 2010 and June 27, 2009, there was $0.2 million and $0.2 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares. That cost is recognized over the remaining purchase period.
During the three months ended July 3, 2010 and June 27, 2009, there were 35,992 and 33,183 shares purchased under the ESPP, respectively. They were purchased at $45.70 and $43.89 per share under the ESPP, respectively.
5.   ACCOUNTING FOR SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of goods sold with the exception of $2.2 million and $2.9 million for the three months ended July 3, 2010 and June 27, 2009, respectively, that are included in selling, general, and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
6.   PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	July 3, 2010	June 27, 2009
	(in thousands)
Warranty accrual as of the beginning of the period	$903	$1,835
Warranty provision	435	391
Warranty spending	(459)	(351)

Warranty accrual as of the end of the period	$879	$1,875

7.   COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	July 3, 2010	June 27, 2009
Net income	$17,918	$18,073

Other comprehensive income:
Net change in minimum pension liability	(49)	-
Foreign currency translation	(4,247)	2,631
Unrealized gain/(loss) on cash flow hedges, net of tax	450	(1,008)
Reclassifications into earnings of cash flow hedge (gains)/losses, net of tax	(31)	(1,120)

Total comprehensive income	$14,041	$18,576

8.   INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

	July 3, 2010	April 3, 2010
	(in thousands)
Raw materials	$28,211	$25,850
Work-in-process	3,426	3,825
Finished goods	52,934	50,278

	$84,571	$79,953

9.   GOODWILL, OTHER INTANGIBLE ASSETS, AND ACQUISITIONS
Goodwill
The change in the carrying amount of our goodwill during the three months ended July 3, 2010 is as follows
(in thousands):

Carrying amount as of April 3, 2010	$120,543
Global Med Technologies (Global Med) (a)	(2,858)
SEBRA (b)	(907)
Effect of change in rates used for translation	961

Carrying amount as of July 3, 2010	$117,739

(a)	A description of the acquisition of Global Med Technologies, which occurred on March 31, 2010, is included later in this footnote.

(b)	A description of the acquisition of SEBRA®, which occurred on September 4, 2009, is included later in this footnote.

Global Med Acquisition
On March 31, 2010 the Company completed its cash tender offer for the shares of Global Med Technologies, Inc. (“Global Med”). The total acquisition cost for the shares and outstanding warrants of Global Med was approximately $60.3 million.
Goodwill was preliminarily determined by comparing the purchase price with the preliminarily determined fair value of the assets and liabilities acquired. Once the purchase price allocation is finalized, the preliminary carrying value of the related goodwill may be adjusted accordingly. At July 3, 2010, goodwill recorded after our preliminary purchase price allocation was $47.3 million and is not tax deductible. Global Med has an in-place workforce with extensive knowledge and experience in the development and support of blood management software. The acquisition was a unique strategic fit for the Company given our global presence and customer relationships in blood management.
Preliminary Purchase Price Allocation
The following chart summarizes the preliminary purchase price allocation:

(in thousands)
Goodwill	$47,251
Intangible assets subject to amortization	25,962
Trade accounts receivable	6,344
Other assets	11,966
Deferred taxes	(9,087)
Notes payable	(7,833)
Deferred revenue	(8,064)
Other liabilities	(6,258)

Total	$60,281

The Company is still in the process of evaluating the information necessary to determine the allocation of fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has completed this evaluation, which will occur not later than one year from the acquisition date. When finalized, the purchase price will be more specifically allocated to identified intangible assets acquired, the value of tangible assets and liabilities acquired may be adjusted, and the value of the tax attributes acquired may be diminished. Additionally, estimated intangible asset amortization expense recorded to date may also be adjusted. The impact of these adjustments may result in a change in the preliminary value attributed to goodwill. The results of Global Med’s operations are included in our consolidated financial statements for the first three months of fiscal year 2011.
SEBRA Acquisition
On September 4, 2009, Haemonetics acquired the assets of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc., a leading provider of blood and medical manufacturing technologies. SEBRA products, which include tubing sealers, blood shakers, sterile connection systems, mobile lounges and ancillary products used in blood collection and processing, complement Haemonetics’ portfolio and add depth to Haemonetics’ blood bank and plasma product lines. The purchase price of $12.8 million was allocated to core technology of $2.0 million, customer relationships of $4.6 million, trade name intangible of $0.4 million, trade accounts receivables of $1.0 million, inventory of $1.1 million, and goodwill of $3.7 million.
Neoteric Acquisition
On April 16, 2009, Haemonetics acquired the outstanding shares of Neoteric. Neoteric is a medical information management company that markets a full end-to-end suite of products to track, allocate, release, and dispense hospital blood units while controlling inventory and recording the disposition of blood. The acquisition strategically broadened Haemonetics’ blood management solutions. The purchase price was $6.6 million plus contingent consideration. The purchase price including contingent consideration was allocated to other intangible assets of $5.0 million, deferred tax liabilities of $1.6 million, and goodwill of $8.7 million.

The contingent consideration is based upon estimated annual revenue growth for the three years following the acquisition, at established profitability thresholds, and is not limited. Using projected revenues for fiscal years 2010, 2011, and 2012, an analysis was performed that probability weighted three performance outcomes for the noted years. The Company is required to reassess the fair value of contingent consideration on a periodic basis. During fiscal year 2010, the Company reassessed the fair value of the contingent consideration as performance outcomes for 2010 were not met, which resulted in a reduction in the estimated liability. The ending liability balance is $4.1 million at July 3, 2010.
Amortized Intangibles

As of July 3, 2010			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
	(in thousands)	(in thousands)	(in years)
Patents	$12,091	$6,049	11
Capitalized software	8,881	537	6
Other technology	53,927	15,961	10
Customer contracts and related relationships	43,664	12,548	11
Trade names	1,496	750	6

Total intangibles	$120,059	$35,845	10

As of April 3, 2010			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
	(in thousands)	(in thousands)	(in years)
Patents	$11,928	$5,801	11
Capitalized software	7,642	498	6
Other technology	51,826	14,187	10
Customer contracts and related relationships	45,897	11,549	11
Trade names	1,502	658	7

Total intangibles	$118,795	$32,693	10

Amortization expense for amortized intangible assets was $3.2 million and $1.6 million for the three months ended July 3, 2010 and June 27, 2009, respectively. Annual amortization expense is expected to approximate $11.7 million for fiscal year 2011, $11.2 million for fiscal year 2012, $11.1 million for fiscal year 2013, $10.8 million for fiscal year 2014, and $9.6 million for fiscal year 2015.
In addition to the acquisition of SEBRA, Neoteric, and Global Med discussed above, changes to the net carrying value of our intangible assets from April 3, 2010 to July 3, 2010, reflect the capitalization of software costs associated with our devices and software products (see Note 16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of July 3, 2010 and April 3, 2010 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $139.5 million as of July 3, 2010 and $135.4 million as of April 3, 2010.
During the first quarter of fiscal year 2011, we recognized net gains of $0.0 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of July 3, 2010 mature within twelve months. For the quarter ended July 3, 2010, $0.9 million of gains, net of tax, were recorded in Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $1.0 million as of June 27, 2009. At July 3, 2010, $0.5 million of losses, net of tax, may be reclassified to earnings within the next twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $27.4 million as of July 3, 2010 and $29.6 million as of April 3, 2010.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the three months ended July 3, 2010.

		Amount of Loss
	Amount of Loss	Reclassified		Amount
	Recognized	from OCI into	Location in	Excluded from	Location in
	in OCI	Earnings	Statement of	Effectiveness	Statement of
Derivative Instruments	(Effective Portion)	(Effective Portion)	Operations	Testing (*)	Operations
(in thousands)

Designated foreign currency hedge contracts	$(450)	$31	Net revenues	$27	Other income
Non-designated foreign currency hedge contracts	-	-		(124)	Other expense

	$(450)	$31		$(97)

(*) We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of July 3, 2010 or April 3, 2010.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of July 3, 2010, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of July 3, 2010 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

	Location in	Balance as of	Balance as of
(in thousands)	Balance Sheet	July 3, 2010	April 3, 2010

Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$5,433	$4,407

		$5,433	$4,407

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued liabilities	$2,109	$1,747

		$2,109	$1,747

Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the three months ended July 3, 2010, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the quarter ended July 3, 2010, we have classified our other liabilities – contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determined using significant unobservable inputs.
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of July 3, 2010:

		Significant
	Quoted Market	Other	Significant
	Prices for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$55,328	$-	$-	$55,328
Forward currency exchange contracts	-	5,433	-	5,433

	$55,328	$5,433	$-	$60,761

Liabilities
Forward currency exchange contracts	$-	$2,109	$-	$2,109
Other liabilities - contingent consideration	-	-	4,087	4,087

	$-	$2,109	$4,087	$6,196

A description of the methods used to determine the fair value of the Level 3 liabilities (other liabilities – contingent consideration) is included within Note 9 – Goodwill, Other Intangible Assets, and Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the three months ended July 3, 2010.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(in thousands)	(Level 3)

Beginning balance	$4,101
Accretion of interest expense on contingent consideration	165
Change in value	(179)

Ending balance	$4,087

Other Fair Value Disclosures
The fair value of our long-term debt obligations was $4.9 million and $5.1 million at July 3, 2010 and April 3, 2010, respectively.
11.   INCOME TAXES
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises or is resolved. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a change in the statutory tax rate. The calculated tax rate is without any benefit from the research and development credit that could later become valid for our fiscal year 2011.

The reported tax rate was 26.5% for the three month period ended July 3, 2010. The reported tax rate includes:
•	A 29.8% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, offset in part by the state income tax provision and stock compensation expenses not deductible in all jurisdictions; and
The following net discrete item:
•	A $0.8 million benefit from the finalization of our tax status as a principal in Switzerland.
The reported tax rate was 30.3% for the three month period ended June 27, 2009. The reported tax rate includes:
•	A 31.1% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and
•	A $0.2 million benefit from the remittance of Japanese earnings.
We conduct business globally and, as a result, file consolidated federal, consolidated and separate state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2007.
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
13.   DEFINED BENEFIT PENSION PLANS
Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	July 3, 2010	June 27, 2009
	(in thousands)
Service cost	$152	$124
Interest cost on benefit obligation	66	61
Expected return on plan assets	19	(15)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(4)	(10)

Net periodic benefit cost	$233	$160

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
Disposables include the plasma, blood bank, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood bank consists of disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients. Hospital consists of surgical disposables (principally the Cell Saver® autologous blood recovery system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following surgery to recover blood and the patient’s red cells to prepare them for reinfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s hemostasis (blood clotting ability) during and after surgery).
Software solutions include information technology platforms that assist blood banks, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.
Revenues from External Customers:

	Three Months Ended
	July 3, 2010	June 27, 2009
	(in thousands)
Disposable revenues
Plasma disposables	$55,918	$58,868

Blood bank disposables
Platelet	36,317	34,306
Red cell	11,314	11,779

	47,631	46,085

Hospital disposables
Surgical	16,351	17,425
OrthoPAT	8,957	8,584
Diagnostics	4,708	3,811

	30,016	29,820

Disposables revenue	133,565	134,773

Software solutions	16,453	8,454
Equipment & other	13,021	10,860

Total revenues	$163,039	$154,087

15.   REORGANIZATION
On April 1, 2010, our Board of Directors approved transformation and restructuring plans, which include the integration of Global Med Technologies, Inc. In fiscal year 2011, we expect to incur additional cash restructuring costs of $6.4 million for employee matters and facility closures. We also expect to incur $1.5 million of integration costs.

The following summarizes the restructuring activity for the three months ended July 3, 2010 and June 27, 2009, respectively:

(Dollars in thousands)	Three Months Ended July 3, 2010
					Restructuring
					Accrual
	Balance at			Asset	Balance at
	April 3, 2010	Cost Incurred	Payments	Write down	July 3, 2010

Employee-related costs	$9,761	$1,245	$(2,899)	$-	$8,107

	$9,761	$1,245	$(2,899)	$-	$8,107

(Dollars in thousands)	Three Months Ended June 27, 2009
					Restructuring
					Accrual
	Balance at			Asset	Balance at
	March 28, 2009	Cost Incurred	Payments	Write down	June 27, 2009

Employee-related costs	$2,729	$-	$(483)	$-	$2,246
Facility related costs	42	-	(42)	-	-
Other exit & termination costs	78	-	(78)	-	-

	$2,849	$-	$(603)	$-	$2,246

16.   CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles – Goodwill and Other. Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $0.5 million and $4.2 million in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage during the three month period ended July 3, 2010 and June 27, 2009, respectively. The capitalized costs are included as a component of property, plant and equipment in the consolidated financial statements.
ASC Topic 985-20, Software, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.
The Company capitalized $1.2 million and $1.3 million in other software development costs for ongoing initiatives during three month period ended July 3, 2010 and June 27, 2009, respectively. At July 3, 2010 and June 27, 2009, we have a total of $7.7 million and $7.2 million of costs capitalized related to other in process software development initiatives, respectively. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto, and the MD&A contained in our fiscal year 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2010. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 33.
Our Business
Haemonetics is a blood management solutions company for our customers. Anchored by our reputable medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.
Our systems automate the collection and processing of donated blood; assess likelihood for blood loss; salvage and process surgical patient blood; and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Specifically, our plasma and blood bank systems allow users to collect and process only the blood component(s) they target – plasma, platelets, or red blood cells – increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient’s clotting ability) to aid clinicians in assessing the cause of bleeding resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital.
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
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 81.9% and 87.5% of our total revenues for the first three months of fiscal year 2011 and 2010, respectively.

Financial Summary

	For the three months ended
	July 3,	June 27,	% Increase/
	2010	2009	(Decrease)

(in thousands, except per share data)

Net revenues	$163,039	$154,087	5.8%
Gross profit	$86,463	$82,943	4.2%
% of net revenues	53.0%	53.8%

Operating expenses	$62,274	$56,616	10.0%
Operating income	$24,189	$26,327	(8.1%)
% of net revenues	14.8%	17.1%

Interest expense	$(153)	$(214)	(28.5%)
Interest income	$102	$157	(35.0%)
Other income, net	$237	$(335)	(170.7%)

Income before taxes	$24,375	$25,935	(6.0%)

Provision for income tax	$6,457	$7,862	(17.9%)
% of pre-tax income	26.5%	30.3%

Net income	$17,918	$18,073	(0.9%)
% of net revenues	11.0%	11.7%

Earnings per share-diluted	$0.70	$0.69	1.0%

Net revenues increased 5.8% for the first three months of fiscal year 2011 over the comparable period of fiscal year 2010. Without the unfavorable effects of foreign exchange which accounted for a decrease of 1.9% for the first three months of fiscal year 2011, net revenues increased 7.7% for the quarter. This increase reflects the impact of recent acquisitions which contributed 5.7% to revenue growth for the quarter, as well as strong year over year growth from our Russian distribution market and Asia businesses.
Gross profit increased 4.2% as compared to the first three months of fiscal year 2010. Without the unfavorable effects of foreign exchange which accounted for a decrease of 5.4% for the first three months of fiscal year 2011, gross profit increased 9.6% for the quarter. The increase was due primarily to increased sales and changes in product mix.
Operating expenses increased 10.0% for the first three months of fiscal year 2011 over the comparable period of fiscal year 2010. Foreign exchange accounted for a decrease in operating expenses of 0.1% for the quarter. Without the effects of foreign exchange, operating expenses increased 10.1% in the first three months of fiscal year 2011. The higher operating expenses are attributable to the newly acquired businesses, SEBRA and Global Med, restructuring and transaction costs related to the acquisition of Global Med, and research and development expenses related to the development of the automated whole blood collection device. The noted increases in operating expenses were partly offset by cost reductions from planned synergies and a reduction in the expense associated with cash bonus compensation for this fiscal year.
Operating income decreased 8.1% for the first three months of fiscal year 2011 over the comparable period of fiscal year 2010. Foreign exchange accounted for a decrease of 17.5% for the first quarter. Without the effects of foreign exchange, operating income increased 9.4% for the quarter as a result of increases in gross profit less additional spending largely associated with our acquisitions.
Net income decreased 0.9% for the first three months of fiscal year 2011 over the comparable period of fiscal year 2010. Without the unfavorable effects of foreign exchange which accounted for a decrease in net income of 16.6% for the quarter, net income increased 15.7% for the three months ended July 3, 2010. Higher operating income and a lower income tax rate were the principal reasons for the increase.

RESULTS OF OPERATIONS
Net Revenues by Geography

	For the three months ended
	July 3,	June 27,
(in thousands)	2010	2009	% Increase

United States	$79,309	$75,013	5.7%
International	83,730	79,074	5.9%

Net revenues	$163,039	$154,087	5.8%

International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 51% of total revenues for the first three months of both fiscal years 2011 and 2010. Revenues in Japan accounted for approximately 15.3% and 15.8% of total revenues for the first three months of fiscal year 2011 and 2010, respectively. Revenues in Europe accounted for approximately 26.1% and 28.0% of total revenues for the first three months of fiscal year 2011 and 2010, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	For the three months ended
	July 3,	June 27,	% Increase/

(in thousands)	2010	2009	(Decrease)

Disposables	$133,565	$134,773	(0.9%)
Software solutions	16,453	8,454	94.6%
Equipment & other	13,021	10,860	19.9%

Net revenues	$163,039	$154,087	5.8%

Disposables Revenues by Product Type

	For the three months ended
	July 3,	June 27,	% Increase/

(in thousands)	2010	2009	(Decrease)

Plasma disposables	$55,918	$58,868	(5.0%)

Blood bank disposables
Platelet	36,317	34,306	5.9%
Red cell	11,314	11,779	(3.9%)

	47,631	46,085	3.4%

Hospital disposables
Surgical	16,351	17,425	(6.2%)
OrthoPAT	8,957	8,584	4.3%
Diagnostics	4,708	3,811	23.5%

	30,016	29,820	0.7%

Total disposables revenue	$133,565	$134,773	(0.9%)

Disposables
Disposables include the Plasma, Blood Bank, and Hospital product lines. Disposables revenue decreased 0.9% for the first three months of fiscal year 2011 over the comparable period of fiscal year 2010. Foreign exchange resulted in a 1.9% decrease for the first quarter. Without the unfavorable effect of foreign exchange, disposables revenue increased 1.0% for the first three months of fiscal year 2011 which were driven primarily by increases in the Platelet product line offset by the decreases in Plasma disposables revenue as discussed below.
Plasma
Plasma disposables revenue decreased 5.0% for the first three months of fiscal year 2011 compared to the same period in fiscal year 2010. Foreign exchange accounted for a 2.1% decrease for the first quarter. The remaining decrease in plasma disposables revenue of 2.9% is mostly attributable to fewer plasma collections in North America.
As supply-demand balance has been achieved between source plasma collected and used in pharmaceutical production, we saw a reduction in collections late in fiscal year 2010. With contractual price increases, new products, and market share gains, we anticipate that in the near term plasma disposable revenue growth will moderate from prior years, but continue to outpace the growth in plasma collections the near term.
Blood Bank
Blood bank consists of disposables used to collect platelets, red cells, and plasma for transfusion.
Platelet disposables revenue increased 5.9% for the first three months of fiscal year 2011 compared to the same period in fiscal year 2010. Comparing the first three months of fiscal year 2011 to that of fiscal year 2010, foreign exchange accounted for a decrease of 1.1%. Without the unfavorable effect of foreign exchange, the increase of 6.9% was the result of growth in our Asia Pacific region and the distribution markets.
Red cell disposables (used to collect double units of red cells or one unit or red cells and one unit of plasma for transfusion) revenue decreased 3.9% for the first three months of fiscal year 2011 compared to the same period in fiscal year 2010. Foreign exchange accounted for a revenue decrease of 1.6% from the first three months of fiscal year 2010 to that of fiscal year 2011. The remaining decrease of 2.4% for the quarter was driven by lower demand for red cells as a result of fewer surgeries and a reduced demand for automated collection.
Hospital

Hospital consists of Surgical, OrthoPAT, and Diagnostics products.
Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenues from our surgical disposables decreased 6.2% for the first three months of fiscal year 2011 compared to the same period in fiscal year 2010. Foreign exchange resulted in a decrease in surgical disposables revenue of 3.3% for the quarter. The remaining decrease of 2.8% for the first quarter was the result of a decrease in demand across our European and North American market.
Revenues from our OrthoPAT disposables increased 4.3% for the first three months of fiscal year 2011 compared to the same period in fiscal year 2010. Foreign exchange resulted in a decrease in OrthoPAT disposables revenue of 1.7% for the quarter. Without the unfavorable effect of foreign currency, OrthoPAT disposables revenue increased by 6.0% for the first quarter. The increase was primarily the result of increased usage of the OrthoPAT.
Diagnostics product revenue consists principally of the TEG products. Revenues from our diagnostics products increased 23.5% for the first three months of fiscal year 2011 compared to the same period in fiscal year 2010. Currency exchange accounted for an increase of 0.9% of this increase. Without the effect of currency, diagnostic product revenues increased by 22.6% for the quarter. The revenue increase in the quarter is due to new and continued adoption of this product following an increase in TEG equipment placements in the fourth quarter of fiscal year 2010.
Software Solutions
Our software solutions revenues include revenue from software sales. Software solutions revenues increased 94.6% for the first three months of fiscal year 2011 over the comparable period of fiscal year 2010. Foreign exchange resulted in a 2.1% decrease for the quarter. The remaining increase of 96.7% for the first three months of fiscal year 2011 was driven primarily by revenues associated with the recent acquisition of Global Med which contributed 91.3% of the increase in software solutions revenue.
Equipment & Other
Our equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. Equipment & other revenues increased 19.9% for the first three months of fiscal year 2011 over the comparable period of fiscal year 2010. Foreign exchange resulted in a 2.0% decrease for the quarter. Without the unfavorable effect of currency exchange, the increase of 22.0% for the first three months of fiscal year 2011 was driven by the impact of the SEBRA acquisition during fiscal year 2010. Also contributing to this increase is the growth in the Russian distribution market. Irrespective of the increases noted, equipment sales continue to be impacted by restricted hospital capital spending and macro economic trends impacting health care funding in our distributor markets.
Gross Profit

	For the three months ended
	July 3,	June 27,
(in thousands)	2010	2009	% Increase

Gross profit	$86,463	$82,943	4.2%
% of net revenues	53.0%	53.8%
Gross profit increased 4.2% for the first three months of fiscal year 2011 as compared to the same period of fiscal year 2010. Foreign exchange resulted in a decrease of 5.4%. Without the effects of currency, gross profit increased 9.6% which was attributable to the sales increase and a shift in our product mix toward our higher gross margin products and away from our plasma disposables. Our gross profit margin decreased by 80 basis points for the first three months of fiscal year 2011 due to the effects of foreign exchange.

Operating Expenses

	For the three months ended
	July 3,	June 27,

(in thousands)	2010	2009	% Increase

Research, development and engineering	$7,920	$6,777	16.9%
% of net revenues	4.9%	4.4%

Selling, general and administrative	$54,354	$49,839	9.1%
% of net revenues	33.3%	32.3%

Total operating expenses	$62,274	$56,616	10.0%
% of net revenues	38.2%	36.7%
Research, Development and Engineering
Research, development and engineering expenses increased 16.9% for the first three months of fiscal year 2011 as compared to the same period of fiscal year 2010. The increase is primarily related to the development of our automated whole blood collection system.
Selling, General and Administrative
During the first three months of fiscal year 2011, selling, general and administrative expenses increased 9.1%. Foreign exchange resulted in a decrease in selling, general and administrative expenses of 0.1% during fiscal year 2011. Excluding the impact of foreign exchange, selling, general and administrative expense increased 9.2% for the first quarter. The increase was attributable to newly acquired businesses, SEBRA and Global Med Technologies, and transformation costs including costs to integrate Global Med. This was partly offset by cost reductions from planned synergies and a reduction in the expense associated with cash bonus compensation this fiscal year as the Company’s financial results were lower than the financial targets established.
Operating Income

	For the three months ended
	July 3,	June 27,

(in thousands)	2010	2009	% Decrease

Operating income	$24,189	$26,327	(8.1%)
% of net revenues	14.8%	17.1%
Operating income decreased 8.1% for the first three months of fiscal year 2011 as compared to the same period of fiscal year 2010. Foreign exchange accounted for a decline of 17.5% in operating income during the first three months. Without the effects of foreign currency, operating income increased 9.4% for the first three months due to increases in gross profit less additional spending largely associated with our acquisitions.
Other (expense)/income, net

	For the three months ended
	July 3,	June 27,

(in thousands)	2010	2009	% Increase

Interest expense	$(153)	$(214)
Interest income	102	157
Other expense, net	237	(335)

Total other expense, net	$186	$(392)	n.m.

Total other income, net increased more than 100% for first three months of fiscal year 2011 as compared to the same period of fiscal year 2010. The main reason for the increase is a reduction in foreign exchange losses on foreign currency denominated assets.
Income Taxes

	For the three months ended
	July 3,	June 27,
(in thousands)	2010	2009	% Decrease

Reported income tax rate	26.5%	30.3%	(3.8%)
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises or is resolved. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a change in the statutory tax rate. The calculated tax rate is without any benefit from the research and development credit that could later become valid for our fiscal year 2011.
The reported tax rate was 26.5% for the three month period ended July 3, 2010. The reported tax rate includes:
•	A 29.8% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, offset in part by the state income tax provision and stock compensation expenses not deductible in all jurisdictions; and
The following net discrete item:
•	A $0.8 million benefit from the finalization of our tax status as a principal in Switzerland.
The reported tax rate was 30.3% for the three month period ended June 27, 2009. The reported tax rate includes:
•	A 31.1% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, offset in part by the state tax provision, and stock compensation expenses not deductible in all jurisdictions; and

•	A $0.2 million benefit from the remittance of Japanese earnings.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	July 3, 2010	April 3, 2010

Cash & cash equivalents	$83,467	$141,562
Working capital	$221,503	$249,646
Current ratio	3.2	2.8
Net cash position (1)	$72,665	$120,911
Days sales outstanding (DSO)	63	59
Disposables finished goods inventory turnover	6.4	5.4

(1) Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures (including our manufacturing expansion in Salt Lake City), share repurchases (like the $50.0 million share repurchase program authorized by the Board of Directors in April 2010 and completed in the first quarter of fiscal year 2011), new business and product development, and working capital for at least the next twelve months.

	For the three months ended		Increase/

(in thousands)	July 3, 2010	June 27, 2009	(Decrease)

Net cash provided by (used in):
Operating activities	$13,526	$25,706	$(12,150)
Investing activities	(15,113)	(27,923)	12,810
Financing activities	(54,937)	18,844	(73,811)
Effect of exchange rate changes on cash and cash equivalents (1)	(1,571)	474	(2,045)

Net increase/(decrease) in cash and cash equivalents	$(58,095)	$17,101	$(75,196)

(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
In our April 6, 2010 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2011. Through July 3, 2010, the Company repurchased 907,310 shares of its common stock for an aggregate purchase price of $50.0 million.
Cash Flow Overview:
Three Month Comparison
Operating Activities:
Net cash provided by operating activities decreased by $12.2 million in the first three months of fiscal year 2011 as compared to the first three months of fiscal year 2010 due primarily to:
•	$4.8 million increased investment in inventories, and

•	a $10.1 million decrease in accounts payable and accrued expenses partially offset by

•	the $2.4 million increase in unrealized gain from hedging activities, and

•	increased net income after non-cash expenses.
Investing Activities:
Net cash used in investing activities decreased by $12.8 million during the first three months of fiscal year 2011 as compared to the first three months of 2010 due primarily to:
•	$6.0 million decrease in capital expenditures on property, plant, and equipment, and

•	$6.9 million decrease in cash spent on acquisitions.

Financing Activities:
In the first three months of fiscal year 2011, we used money in financing activities versus generating financing cash flows in fiscal year 2010 resulting in a net change of $73.8 million due primarily to:
•	$50.0 million increase in cash paid out relating to stock repurchases and

•	$26.4 million decrease in net borrowings under short-term revolving credit agreements partially offset by

•	$2.5 million increase in exercise of stock options and related tax benefits.
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
Foreign Exchange
Approximately 51% of our sales are generated outside the U.S. in local currencies yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.
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
Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, and British Pound cash flow hedges that settled in fiscal year 2010, settled the first three months of fiscal year 2011, or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales in Europe and Japan. These hedges also include our short positions associated with costs in Canadian Dollars and British Pounds. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably.

	First	Favorable /	Second	Favorable /	Third	Favorable /	Fourth	Favorable /
	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY10	1.5681		1.4890		1.3192		1.2812
FY11	1.3582	(13.4%)	1.4272	(4.2%)	1.4817	12.3%	1.3689	6.8%
FY12	1.2432	(8.5%)

Japanese Yen - Hedge Spot Rate (JPY per US$)
FY10	105.2792		105.1132		96.3791		93.4950
FY11	98.1677	6.8%	94.9066	9.7%	89.1300	7.5%	89.7839	4.0%
FY12	89.1701	9.2%

Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY10	1.1409		1.1200		1.1125		1.0884
FY11	1.0959	(3.9%)	1.0862	(3.0%)	1.0654	(4.2%)	1.0282	(5.5%)
FY12	1.0501	(4.2%)

British Pound - Hedge Spot Rate (US$ per GBP)
FY10	1.4487		1.4439		1.4229		1.4048
FY11	1.4714	(1.6%)	1.6531	(14.5%)	1.6321	(14.7%)	1.5859	(12.9%)
FY12	1.5001	(2.0%)
* We generally place our cash flow hedge contracts on a rolling twelve month basis. Accordingly, the only hedge contracts placed for fiscal year 2012 are for the first quarter.
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
In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an amendment to FASB ASC Topic 810, Consolidations. ASU No. 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The update became effective for our fiscal year 2011 and its impact is reflected in the notes to our consolidated financial statements for the first three months ended July 3, 2010.

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
Foreign exchange risk
See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At July 3, 2010, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding. The contracts have been organized into maturity groups and the related quarter that we expect the hedge contract to affect our earnings.

	(BUY) / SELL	Weighted Spot		Weighted Forward		Fair Value		Quarter Expected
Hedged Currency	Local Currency	Contract Rate		Contract Rate		Gain / (Loss)	Maturity	to Affect Earnings

Euro	6,103,517	1.424		1.424		$1,182,851	Jun 2010 - Aug 2010	Q2 FY11

Euro	10,242,532	1.482		1.478		$2,489,818	Sep 2010 - Nov 2010	Q3 FY11

Euro	10,370,808	1.369		1.367		$1,368,624	Dec 2010 - Feb 2011	Q4 FY11

Euro	11,080,452	1.243		1.246		$164,015	Mar 2011 - May 2011	Q1 FY12

Japanese Yen	963,695,560	94.68	per US$	94.12	per US$	($645,022)	Jun 2010 - Aug 2010	Q2 FY11

Japanese Yen	1,527,960,999	89.13	per US$	88.77	per US$	($75,941)	Sep 2010 - Nov 2010	Q3 FY11

Japanese Yen	1,487,690,000	89.78	per US$	89.43	per US$	($221,468)	Dec 2010 - Feb 2011	Q4 FY11

Japanese Yen	1,232,428,057	89.17	per US$	88.59	per US$	($84,455)	Mar 2011 - May 2011	Q1 FY12

GBP	(818,502)	1.678		1.677		($148,350)	May 2010 - Jul 2010	Q2 FY11

GBP	(2,645,949)	1.632		1.630		($350,866)	Aug 2010 - Oct 2010	Q3 FY11

GBP	(2,602,543)	1.586		1.582		($220,990)	Nov 2010 - Jan 2011	Q4 FY11

GBP	(2,616,001)	1.500		1.499		($11,852)	Feb 2011 - Apr 2011	Q1 FY12

GBP	(1,855,130)	1.515		1.515		($36,071)	May 2011 - July 2011	Q2 FY12

CAD	(3,475,271)	1.085	per US$	1.086	per US$	$62,802	Jul 2010 - Sep 2010	Q2 FY11

CAD	(3,241,542)	1.065	per US$	1.067	per US$	$1,731	Oct 2010 - Dec 2010	Q3 FY11

CAD	(3,426,211)	1.028	per US$	1.032	per US$	($103,160)	Jan 2011 - Feb 2011	Q4 FY11

CAD	(4,039,754)	1.050	per US$	1.054	per US$	($47,961)	Apr 2011 - Jun 2011	Q1 FY12

						$3,323,706

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $9.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $10.8 million decrease in the fair value of the forward contracts.
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
At July 3, 2010, the fair value of our long-term debt was approximately $0.5 million higher than the value of the debt reflected on our financial statements. This higher fair market is entirely related to the $4.4 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.
Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at July 3, 2010, the fair value of our long-term debt would change by approximately $0.0 million.

ITEM 4.   Controls and Procedures
We conducted an evaluation, as of July 3, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
In December 2005, we filed a lawsuit against Baxter Healthcare SA and Fenwal Inc. in Massachusetts federal district court, seeking an injunction and damages on account of Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems. In March 2007, Baxter sold the Transfusion Technologies Division (which markets the ALYX product) to private investors, TPG, and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal. In January 2009, a jury found that the Fenwal ALYX system infringed Haemonetics’ patent and awarded us $15.7 million in damages for past infringement. On June 2, 2009, the trial court ruled that, in addition to paying the damages awarded by the jury, Fenwal must stop selling the ALYX consumable by December 1, 2010 and must pay Haemonetics a 10% royalty on ALYX consumable net sales from January 30, 2009 until December 1, 2010 when the injunction takes effect. In addition, the trial court awarded pre-judgment interest at 5% on the unpaid damages awarded. On August 19, 2009, an amended judgment was issued under which Haemonetics was awarded $11.3 million for lost profits suffered as a result of the infringement, $4.4 million in royalty damages suffered as a result of the infringement, and prejudgment interest of $2.3 million for a total award of $18.0 million. Fenwal and Baxter appealed these rulings to the United States Court of Appeals for the Federal Circuit. On May 28, 2010 the Patent and Trademark Office re examined the subject patent owned by Haemonetics, as requested by Fenwal, and determined that the patent is valid, contrary to Fenwal’s assertions. Then, on June 2, 2010, a three judge panel of the Court of Appeals reversed the trial court’s claim construction and accordingly, vacated the original jury verdict finding of infringement and remanded the case to the trial court for further proceedings. We believe that Fenwal’s original Alyx consumable kit, as well as a modified Alyx consumable kit which is the subject of a December 14, 2009 infringement lawsuit by Haemonetics, infringes the Haemonetics patent even under the Court of Appeals’ claim construction.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 3, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
In an April 6, 2010 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2011. Through July 3, 2010, the Company repurchased 907,310 shares of its common stock for an aggregate purchase price of $50.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

			Total Dollar Value	Maximum Dollar
		Average Price	of Shares Purchased	Value of Shares that
	Total Number	Paid per Share	as Part of Publicly	May Yet be
	of Shares	including	Announced Plans	Purchased Under the
Period	Repurchased	Commissions	or Programs	Plans or Programs
May 6, 2010 to May 31, 2010	576,271	$55.64	$32,081,557	$17,918,443

Jun 1, 2010 to Jun 25, 2010	331,039	54.10	17,918,415	28

Total	907,310	$55.08	$49,999,972	$28

Item 3.   Defaults upon Senior Securities
               Not applicable.
Item 4.   [Reserved]
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

HAEMONETICS CORPORATION

Date: August 11, 2010	By: /s/ Brian Concannon

Brian Concannon, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2010	By: /s/ Christopher Lindop

Christopher Lindop, Chief Financial Officer and Vice President Business Development (Principal Financial Officer)