Form 10-Q
period 2010-10-02
HAEMONETICS CORP
filed 2010-11-10
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: October 2, 2010
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
Yes   ☑   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes   ☐   No   ☑
The number of shares of $.01 par value common stock outstanding as of October 2, 2010:
24,746,788

HAEMONETICS CORPORATION
INDEX

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	Three months ended		Six months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009

Net revenues	$166,833	$157,070	$329,872	$311,158
Cost of goods sold	79,078	76,103	155,655	147,248

Gross profit	87,755	80,967	174,217	163,910

Operating expenses:

Research, development and engineering	7,954	6,475	15,875	13,252
Selling, general and administrative	52,790	47,469	107,144	97,308
Contingent consideration income	(1,894)	—	(1,894)	—

Total operating expenses	58,850	53,944	121,125	110,560

Operating income	28,905	27,023	53,092	53,350
Interest expense	(23)	(255)	(40)	(463)
Interest income	493	103	460	253
Other income/(expense), net	(216)	(801)	22	(1,135)

Income before provision for income taxes	29,159	26,070	53,534	52,005
Provision for income taxes	7,821	8,020	14,277	15,882

Net income	$21,338	$18,050	$39,257	$36,123

Basic income per common share
Net income	$0.86	$0.70	$1.58	$1.41

Income per common share assuming dilution
Net income	$0.85	$0.69	$1.54	$1.37

Weighted average shares outstanding
Basic	24,686	25,685	24,913	25,671
Diluted	25,228	26,321	25,459	26,273
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 2, 2010	April 3, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,049	$141,562
Accounts receivable, less allowance of $2,068 at October 2, 2010 and $2,554 at April 3, 2010	121,767	118,684
Inventories, net	86,009	79,953
Deferred tax asset, net	13,880	10,985
Prepaid expenses and other current assets	25,517	34,959

Total current assets	362,222	386,143
Property, plant and equipment:
Land, building and building improvements	50,969	49,292
Plant equipment and machinery	126,351	113,534
Office equipment and information technology	80,824	75,235
Haemonetics equipment	211,355	206,267

Total property, plant and equipment	469,499	444,328
Less: accumulated depreciation	(312,202)	(289,803)

Net property, plant and equipment	157,297	154,525
Other assets:
Intangible assets, less amortization of $38,977 at October 2, 2010 and $32,693 at April 3, 2010	94,544	97,160
Goodwill	112,383	110,261
Deferred tax asset, long term	1,372	910
Other long-term assets	9,919	9,664

Total other assets	218,218	217,995

Total assets	$737,737	$758,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$11,702	$16,062
Accounts payable	21,628	25,590
Accrued payroll and related costs	30,330	39,046
Accrued income taxes	4,679	5,092
Deferred tax liability	1,131	68
Other liabilities	44,281	48,772

Total current liabilities	113,751	134,630

Long-term debt, net of current maturities	4,423	4,589
Long-term deferred tax liability	12,681	13,405
Other long-term liabilities	12,490	12,915

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 24,746,788 shares at October 2, 2010 and 25,440,856 shares at April 3, 2010	248	255
Additional paid-in capital	256,071	252,323
Retained earnings	332,907	334,641
Accumulated other comprehensive income	5,166	5,905

Total stockholders’ equity	594,392	593,124

Total liabilities and stockholders’ equity	$737,737	$758,663

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income / (Loss)	Equity	Income

Balance, April 3, 2010	25,441	$255	$252,323	$334,641	$5,905	$593,124

Employee stock purchase plan	36	—	1,645	—	—	1,645
Exercise of stock options and related tax benefit	173	2	7,014	—	—	7,016
Shares repurchased	(907)	(9)	(9,000)	(40,991)	—	(50,000)
Issuance of restricted stock, net of cancellations	4	—	—	—	—	—
Stock compensation expense	—	—	4,089	—	—	4,089
Net income	—	—	—	39,257	—	39,257	$39,257
Net change in minimum pension liability	—	—	—	—	(22)	(22)	(22)
Foreign currency translation adjustment	—	—	—	—	3,234	3,234	3,234
Unrealized loss on hedges, net of tax	—	—	—	—	(4,069)	(4,069)	(4,069)
Reclassification of hedge gain to earnings, net of tax	—	—	—	—	118	118	118

Comprehensive income	—	—	—	—	—	—	$38,518

Balance, October 2, 2010	24,747	$248	$256,071	$332,907	$5,166	$594,392

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	October 2,	September 26,
	2010	2009
Cash Flows from Operating Activities:
Net income	$39,257	$36,123
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	24,690	20,699
Stock compensation expense	4,089	4,992
(Gain)/Loss on sales of property, plant and equipment	316	147
Unrealized loss/(gain) from hedging activities	1,133	(2,145)
Contingent consideration income	(1,894)	—
(Reversal)/accretion of interest expense on contingent consideration	(493)	408
Change in operating assets and liabilities:
Decrease in accounts receivable, net	(837)	1,786
(Increase)/decrease in inventories	(3,900)	2,071
Decrease in prepaid income taxes	6,849	5,907
Decrease in other assets and other long-term liabilities	(3,727)	(1,204)
Tax benefit of exercise of stock options	946	177
Decrease in accounts payable and accrued expenses	(22,143)	(7,482)

Net cash provided by operating activities	44,286	61,479
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(24,088)	(32,880)
Proceeds from sale of property, plant and equipment	262	383
Acquisition of SEBRA	—	(12,845)
Acquisition of Neoteric	—	(6,613)
Acquisition of Medicell	—	(306)

Net cash used in investing activities	(23,826)	(52,261)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(166)	(369)
Net (decrease)/increase in short-term loans	(5,249)	13,578
Employee stock purchase plan	1,645	1,484
Exercise of stock options	5,841	3,388
Excess tax benefit on exercise of stock options	628	157
Share repurchase	(50,000)	(6,331)

Net cash (used in)/provided by financing activities	(47,301)	11,907
Effect of exchange rates on cash and cash equivalents	328	476

Net (Decrease)/Increase in Cash and Cash Equivalents	(26,513)	21,601
Cash and Cash Equivalents at Beginning of Year	141,562	156,721

Cash and Cash Equivalents at End of Period	$115,049	$178,322

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$3,710	$2,809

Supplemental Disclosures of Cash Flow Information:
Interest paid	$251	$283

Income taxes paid	$6,941	$6,360

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the six months ended October 2, 2010. During the second quarter of fiscal year 2011, we received new information related to our Global Med acquisition which we have considered and estimated the effect on the carrying amount of certain assets and liabilities acquired. These adjustments are reflected accordingly in our financial information for the fiscal year ended April 3, 2010 and are discussed further in Note 9. Operating results for the six month period ended October 2, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2011, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 3, 2010.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. There were no material recognized subsequent events recorded in the October 2, 2010 consolidated financial statements.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software — Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company will adopt the guidance on April 3, 2011, the first day of fiscal year 2012, and is currently assessing the possible impact of this guidance on its financial position and results of operations.
In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an amendment to FASB ASC Topic 810, Consolidations. ASU No. 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The update became effective for our fiscal year 2011 and there was no impact to our consolidated financial statements for the first six months ended October 2, 2010.

3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	October 2, 2010	September 26, 2009
	(in thousands, except per share amounts)
Basic EPS
Net income	$21,338	$18,050

Weighted average shares	24,686	25,685

Basic income per share	$0.86	$0.70

Diluted EPS
Net income	$21,338	$18,050

Basic weighted average shares	24,686	25,685
Net effect of common stock equivalents	542	636

Diluted weighted average shares	25,228	26,321

Diluted income per share	$0.85	$0.69

	For the Six Months Ended
	October 2, 2010	September 26, 2009
	(in thousands, except per share amounts)
Basic EPS
Net income	$39,257	$36,123

Weighted average shares	24,913	25,671

Basic income per share	$1.58	$1.41

Diluted EPS
Net income	$39,257	$36,123

Basic weighted average shares	24,913	25,671
Net effect of common stock equivalents	546	602

Diluted weighted average shares	25,459	26,273

Diluted income per share	$1.54	$1.37

Weighted average shares outstanding, assuming dilution, excludes the impact of 1.1 million stock options for both the second quarter and the first six months of fiscal year 2011 and 0.8 million stock options for both the second quarter and the first six months of fiscal year 2010 because these securities were anti-dilutive during the noted periods.

4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $4.1 million and $5.0 million was recognized for the six months ended October 2, 2010 and September 26, 2009, respectively. The related income tax benefit recognized was $1.3 million and $1.5 million for the six months ended October 2, 2010 and September 26, 2009, respectively. We recognize stock-based compensation on a straight line basis.
For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 3, 2010. Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors. All options, restricted stock awards, and restricted stock units granted to employees in the six months ended October 2, 2010 vest over a four year period of time and the options expire not more than 7 years from the date of grant, except for options granted to two employees which vest over a five year period.
Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized are reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $0.6 million and $0.2 million for the three months ended October 2, 2010 and September 26, 2009, respectively.
The weighted average fair value for our options granted in the first six months of fiscal year 2011 and 2010 was $16.89 and $17.54, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Six Months Ended
	October 2, 2010	September 26, 2009
Stock Options Black-Scholes assumptions (weighted average):
Volatility	28.33%	28.29%
Expected life (years)	4.9	4.9
Risk-free interest rate	2.43%	2.71%
Dividend yield	0.00%	0.00%
As of October 2, 2010 and September 26, 2009, there was less than $0.1 million and $0.2 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.6 years and 1.6 years, respectively. The total fair value of restricted stock awards vested was $0.1 million and less than $0.1 million for the six months ended October 2, 2010 and September 26, 2009, respectively.
As of October 2, 2010 and September 26, 2009, there was $3.6 million of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.2 years and 2.3 years, respectively. The total fair value of shares fully vested was $0.2 million for the six months ended October 2, 2010 and for the same period ended September 26, 2009.
As of October 2, 2010 and September 26, 2009, there was less than $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares. That cost is recognized over the remaining purchase period.
During the six months ended October 2, 2010 and September 26, 2009, there were 35,992 and 33,183 shares, respectively, purchased under the ESPP. They were purchased at $45.70 and $43.89 per share, respectively, under the ESPP.

5. ACCOUNTING FOR SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of goods sold with the exception of $2.3 million and $4.6 million for the second quarter and six months ended October 2, 2010, respectively, and $2.9 million and $5.9 million for the same periods ended September 26, 2009 that are included in selling, general, and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
6. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	October 2, 2010	September 26, 2009
	(in thousands)
Warranty accrual as of the beginning of the period	$879	$1,875
Warranty provision	264	242
Warranty spending	(481)	(392)

Warranty accrual as of the end of the period	$662	$1,725

	For the six months ended
	October 2, 2010	September 26, 2009
	(in thousands)
Warranty accrual as of the beginning of the period	$903	$1,835
Warranty provision	699	633
Warranty spending	(940)	(743)

Warranty accrual as of the end of the period	$662	$1,725

7. COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	October 2, 2010	September 26, 2009
Net income	$21,338	$18,050

Other comprehensive income:
Net change in minimum pension liability	27	—
Foreign currency translation	7,481	3,424
Unrealized loss on cash flow hedges, net of tax	(4,519)	(3,255)
Reclassifications into earnings of cash flow hedge losses, net of tax	149	106

Total comprehensive income	$24,476	$18,325

	For the six months ended
(In thousands)	October 2, 2010	September 26, 2009
Net income	$39,257	$36,123

Other comprehensive income:
Net change in minimum pension liability	(22)	—
Foreign currency translation	3,234	6,055
Unrealized loss on cash flow hedges, net of tax	(4,069)	(4,263)
Reclassifications into earnings of cash flow hedge losses/(gains), net of tax	118	(1,014)

Total comprehensive income	$38,518	$36,901

8. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

	October 2, 2010	April 3, 2010
	(in thousands)
Raw materials	$31,202	$25,850
Work-in-process	4,073	3,825
Finished goods	50,734	50,278

	$86,009	$79,953

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND ACQUISITIONS
Goodwill
The change in the carrying amount of our goodwill during the six months ended October 2, 2010 is as follows (in thousands):

Carrying amount as of April 3, 2010	$110,261
SEBRA (a)	163
Altivation (b)	228
Effect of change in rates used for translation	1,731

Carrying amount as of October 2, 2010	$112,383

(a)	A description of the acquisition of SEBRA®, which occurred on September 4, 2009, is included later in this footnote.

(b)	See Note 3, Acquisitions, in our fiscal year 2010 Form 10-K for a full description of the acquisition of Altivation Software (“Altivation”), which occurred on March 27, 2009.
Global Med Acquisition
On March 31, 2010 the Company completed its cash tender offer for the shares of Global Med Technologies, Inc. (“Global Med”). The total acquisition cost for the shares and outstanding warrants of Global Med was approximately $60.2 million.
Goodwill was preliminarily determined by comparing the purchase price with the preliminarily determined fair value of the assets and liabilities acquired. Once the purchase price allocation is finalized, the preliminary carrying value of the related goodwill may be adjusted accordingly. At October 2, 2010, goodwill recorded after our preliminary purchase price allocation was $39.8 million and is not tax deductible. Global Med has an in-place workforce with extensive knowledge and experience in the development and support of blood management software. The acquisition was a unique strategic fit for the Company given our global presence and customer relationships in blood management.
Preliminary Purchase Price Allocation
The following chart summarizes the preliminary purchase price allocation:

(in thousands)
Goodwill	$39,827
Intangible assets subject to amortization	37,019
Trade accounts receivable	5,256
Other assets	10,240
Deferred taxes	(8,957)
Notes payable	(7,701)
Deferred revenue	(7,180)
Other liabilities	(8,325)

Total	$60,179

The Company is still in the process of obtaining and evaluating the information necessary to determine the allocation of fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has received and completed this evaluation, which will occur not later than one year from the acquisition date. When finalized, the purchase price will be more specifically allocated to identified intangible assets acquired, the value of tangible assets and liabilities acquired may be adjusted, and the value of the tax attributes acquired may change. Additionally, estimated intangible asset amortization expense recorded to date may also be adjusted. The impact of these adjustments may result in a change in the preliminary value attributed to goodwill. The results of Global Med’s operations are included in our consolidated financial statements for the second quarter and the first six months of fiscal year 2011.
After the April 3, 2010 financial statements were issued, we received new information related to the fair value of the assets and liabilities acquired. After considering this new information, we have estimated the effect on the carrying amount of certain assets and liabilities acquired as follows:
•	Increase of $11.1 million in intangible assets which resulted in a decrease in goodwill

•	Increase of $3.9 million in deferred taxes resulting in an increase to goodwill

•	$1.2 million increase in other assets resulting in a decrease in goodwill

•	$1.9 million decrease in other liabilities which resulted in a decrease to goodwill.
The net effect of these estimated changes resulted in a corresponding net decrease to goodwill of $10.3 million. These estimated changes are reflected accordingly in the purchase price allocation table above.
Accordingly, amortization expense recorded reflects these revised fair value estimates and the present preliminary purchase price allocation.
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
Neoteric Acquisition
On April 16, 2009, Haemonetics acquired the outstanding shares of Neoteric. Neoteric is a medical information management company that markets a full end-to-end suite of products to track, allocate, release, and dispense hospital blood units while controlling inventory and recording the disposition of blood. The acquisition strategically broadened Haemonetics’ blood management solutions. The purchase price was $6.6 million plus contingent consideration of $5.0 million was allocated to other intangible assets of $5.0 million, deferred tax liabilities of $1.6 million, and goodwill of $8.2 million.
The contingent consideration is based upon estimated annual revenue growth for the three years following the acquisition, at established profitability thresholds, and is not limited. Using projected revenues for fiscal years 2010, 2011, and 2012, an analysis was performed that probability weighted three performance outcomes for the noted years. The Company is required to reassess the fair value of contingent consideration on a periodic basis. During fiscal year 2010, the Company reassessed the fair value of the contingent consideration as performance outcomes for 2010 were not met, which resulted in a reduction in the estimated liability. During the first six months of fiscal year 2011, the Company continued to reassess the fair value of the contingent consideration and further reduced the estimated liability based upon performance to date and expected performance outcomes for fiscal year 2011. The ending liability balance is $1.9 million at October 2, 2010.

Amortized Intangibles
As of October 2, 2010

			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
	(in thousands)	(in thousands)	(in years)
Patents	$12,227	$6,296	11
Capitalized software	11,001	576	6
Other technology	45,285	17,478	11
Customer contracts and related relationships	59,827	13,827	11
Trade names	5,180	799	6

Total intangibles	$133,520	$38,976	10

As of April 3, 2010

			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
	(in thousands)	(in thousands)	(in years)
Patents	$11,928	$5,801	11
Capitalized software	7,642	498	6
Other technology	43,182	14,187	11
Customer contracts and related relationships	61,919	11,549	11
Trade names	5,182	658	7

Total intangibles	$129,853	$32,693	10

Amortization expense for amortized intangible assets was $3.3 million and $1.8 million for the second quarter of fiscal year 2011 and 2010, respectively, and $6.5 million and $3.6 million for the six months ended October 2, 2010 and September 26, 2009, respectively. Annual amortization expense is expected to approximate $12.0 million for fiscal year 2011, $11.8 million for fiscal year 2012, $11.7 million for fiscal year 2013, $11.4 million for fiscal year 2014, and $10.2 million for fiscal year 2015.
In addition to the acquisitions of SEBRA, Neoteric, and Global Med discussed above, changes to the net carrying value of our intangible assets from April 3, 2010 to October 2, 2010 reflect the capitalization of software costs associated with our devices and software products (see Note 16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
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
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, British Pound Sterling and the Canadian Dollar. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of October 2, 2010 and April 3, 2010 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $165.0 million as of October 2, 2010 and $135.4 million as of April 3, 2010.
During the second quarter of fiscal year 2011, we recognized net losses of $1.1 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of October 2, 2010 mature within twelve months. For the quarter ended October 2, 2010, $4.1 million of losses, net of tax, were recorded in Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $4.3 million as of September 26, 2009. At October 2, 2010, gains of $0.1 million, net of tax, may be reclassified to earnings within the next twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $31.4 million as of October 2, 2010 and $29.6 million as of April 3, 2010.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the six months ended October 2, 2010.

		Amount of Gain
	Amount of Loss	Reclassified		Amount
	Recognized	from OCI into	Location in	Excluded from	Location in
	in OCI	Earnings	Statement of	Effectiveness	Statement of
Derivative Instruments	(Effective Portion)	(Effective Portion)	Operations	Testing (*)	Operations
(in thousands)

Designated foreign currency hedge contracts	$(4,069)	$(118)	Net revenues	$(247)	Other income
Non-designated foreign currency hedge contracts	—	—		(365)	SG&A

	$(4,069)	$(118)		$(612)

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of October 2, 2010 or April 3, 2010.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of October 2, 2010, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of October 2, 2010 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

	Location in	Balance as of	Balance as of
(in thousands)	Balance Sheet	October 2, 2010	April 3, 2010

Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,246	$4,407

		$2,246	$4,407

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued liabilities	$5,593	$1,747

		$5,593	$1,747

Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the quarter and the six months ended October 2, 2010, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the quarter and first six months ended October 2, 2010, we have classified our other liabilities — contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determined using significant unobservable inputs.

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of October 2, 2010:

		Significant
	Quoted Market	Other	Significant
	Prices for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$66,012	$—	$—	$66,012
Forward currency exchange contracts	—	2,246	—	2,246

	$66,012	$2,246	$—	$68,258

Liabilities
Forward currency exchange contracts	$—	$5,593	$—	$5,593
Other liabilities — contingent consideration	—	—	1,899	1,899

	$—	$5,593	$1,899	$7,492

A description of the methods used to determine the fair value of the Level 3 liabilities (other liabilities — contingent consideration) is included within Note 9 — Goodwill, Other Intangible Assets, and Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the six months ended October 2, 2010.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(in thousands)	(Level 3)
Beginning balance	$4,101
Accretion of interest expense on contingent consideration	(493)
Contingent consideration income	(1,894)
Currency translation adjustment	185

Ending balance	$1,899

Other Fair Value Disclosures
The fair value of our real estate mortgage obligation was $4.7 million and $5.1 million at October 2, 2010 and April 3, 2010, respectively.

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
The reported tax rate was 26.8% and 26.7% for the second quarter and the six month period ended October 2, 2010, respectively. The reported tax rate includes:
•	our expected effective annual tax rate of 29.8% comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision and stock compensation expenses not deductible in all jurisdictions.
The following net discrete items were realized in the second quarter of fiscal year 2011:
•	a $0.6 million benefit for the contingent consideration income that is not taxable,

•	a $0.3 million benefit from the release of a transfer price reserve after completion of the fiscal year 2010 global transfer price study.
During the first quarter of fiscal year 2011, we recognized a $0.8 million discrete tax benefit from our Swiss principal ruling.
The reported tax rate was 30.8% and 30.5% for the second quarter and the six month period ended September 26, 2009, respectively. The reported tax rate includes:
•	our expected effective annual tax rate of 31.1%, comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions.
The following discrete items were realized during the first quarter of fiscal year 2010:
•	a $0.7 million benefit (on an annual basis) from the remittance of Japanese earnings,

•	a $0.1 million cost from foreign tax assessments.
We conduct business globally and, as a result, file consolidated federal and consolidated and separate state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in jurisdictions including the U.S., Japan, Germany, France, the United Kingdom, and Switzerland. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2007.
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

13. DEFINED BENEFIT PENSION PLANS
Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	October 2, 2010	September 26, 2009
	(in thousands)
Service cost	$152	$124
Interest cost on benefit obligation	66	61
Expected return on plan assets	19	(15)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(4)	(10)

Net periodic benefit cost	$233	$160

	For the six months ended
	October 2, 2010	September 26, 2009
	(in thousands)
Service cost	$304	$248
Interest cost on benefit obligation	133	122
Expected return on plan assets	38	(30)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(8)	(20)

Net periodic benefit cost	$467	$320

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
Our products include equipment devices and the related disposables used with these devices. Disposables include the plasma, blood bank, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood bank consists of disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients. Hospital consists of surgical disposables (principally the Cell Saver® autologous blood recovery system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and the cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following surgery to recover blood and the patient’s red cells to prepare them for reinfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s hemostasis (blood clotting ability) during and after surgery).
Software solutions include information technology platforms that assist blood banks, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

Revenues from External Customers:

	Three Months Ended
	October 2, 2010	September 26, 2009
	(in thousands)
Disposable revenues
Plasma disposables	$56,514	$59,423

Blood bank disposables
Platelet	39,746	37,250
Red cell	11,294	11,484

	51,040	48,734

Hospital disposables
Surgical	16,011	16,631
OrthoPAT	8,281	8,678
Diagnostics	4,647	3,745

	28,939	29,054

Disposables revenue	136,493	137,211

Software solutions	16,125	9,100
Equipment & other	14,215	10,759

Total revenues	$166,833	$157,070

	Six Months Ended
	October 2, 2010	September 26, 2009
	(in thousands)
Disposable revenues
Plasma disposables	$112,431	$118,291

Blood bank disposables
Platelet	76,063	71,556
Red cell	22,608	23,263

	98,671	94,819

Hospital disposables
Surgical	32,362	34,056
OrthoPAT	17,238	17,262
Diagnostics	9,355	7,556

	58,955	58,874

Disposables revenue	270,057	271,984

Software solutions	32,585	17,554
Equipment & other	27,230	21,620

Total revenues	$329,872	$311,158

15. REORGANIZATION
On April 1, 2010, our Board of Directors approved transformation and restructuring plans, which include the integration of Global Med Technologies, Inc. As part of these plans, in fiscal year 2011, we expect to incur additional cash restructuring costs of $6.4 million for employee matters and facility closures.
The following summarizes the restructuring activity for the six months ended October 2, 2010 and September 26, 2009, respectively:

	Six Months Ended October 2, 2010
					Restructuring
					Accrual
	Balance at			Asset	Balance at
(Dollars in thousands)	April 3, 2010	Cost Incurred	Payments	Write down	October 2, 2010

Employee-related costs	$9,761	$1,400	$(5,529)	$—	$5,632

	$9,761	$1,400	$(5,529)	$—	$5,632

	Six Months Ended September 26, 2009
					Restructuring
					Accrual
	Balance at			Asset	Balance at
(Dollars in thousands)	March 28, 2009	Cost Incurred	Payments	Write down	September 26, 2009

Employee-related costs	$2,729	$—	$(483)	$—	$2,246
Facility related costs	42	—	(42)	—	—
Other exit & termination costs	78	—	(78)	—	—

	$2,849	$—	$(603)	$—	$2,246

Additionally, we expect to incur approximately $2.0 million of integration costs. For the six months ended October 2, 2010, we incurred $1.4 million of integration costs related to Global Med.
16. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other. Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $1.6 million and $4.9 million in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage during the six month period ended October 2, 2010 and September 26, 2009, respectively. The capitalized costs are included as a component of property, plant and equipment in the consolidated financial statements.
For costs incurred related to the development of software to be sold, leased, or otherwise marketed, the Company applies the provisions of ASC Topic 985-20, Software, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.
The Company capitalized $3.4 million and $2.5 million in software development costs for ongoing initiatives during the six month period ended October 2, 2010 and September 26, 2009, respectively. At October 2, 2010 and April 3, 2010, we have a total of $9.9 million and $7.6 million, respectively, of costs capitalized related to other in process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We will begin to amortize these costs when the products are released for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto, and the MD&A contained in our fiscal year 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2010. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 34.
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
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 81.9% and 87.4% of our total revenues for the first six months of fiscal year 2011 and 2010, respectively.

The following table provides an overview of our financial results for the three and six months ended October 2, 2010 and the comparable three and six month periods in our prior fiscal year.
Financial Summary

	For the three months ended			For the six months ended
	October 2,	September 26,	% Increase/	October 2,	September 26,	% Increase/
(in thousands, except per share data)	2010	2009	(Decrease)	2010	2009	(Decrease)

Net revenues	$166,833	$157,070	6.2%	$329,872	$311,158	6.0%
Gross profit	$87,755	$80,967	8.4%	$174,217	$163,910	6.3%
% of net revenues	52.6%	51.5%		52.8%	52.7%

Operating expenses	$58,850	$53,944	9.1%	$121,125	$110,560	9.6%
Operating income	$28,905	$27,023	7.0%	$53,092	$53,350	(0.5%)
% of net revenues	17.3%	17.2%		16.1%	17.1%

Interest expense	$(23)	$(255)	(91.0%)	$(40)	$(463)	(91.4%)
Interest income	$493	$103	378.6%	$460	$253	81.8%
Other income, net	$(216)	$(801)	(73.0%)	$22	$(1,135)	(101.9%)

Income before taxes	$29,159	$26,070	11.8%	$53,534	$52,005	2.9%

Provision for income tax	$7,821	$8,020	(2.5%)	$14,277	$15,882	(10.1%)
% of pre-tax income	26.8%	30.8%		26.7%	30.5%

Net income	$21,338	$18,050	18.2%	$39,257	$36,123	8.7%
% of net revenues	12.8%	11.5%		11.9%	11.6%

Earnings per share-diluted	$0.85	$0.69	23.2%	$1.54	$1.37	12.4%
Net revenues increased 6.2% and 6.0% for the second quarter and the first six months, respectively, of fiscal year 2011 over the comparable periods of fiscal year 2010. Foreign exchange accounted for a decrease of 0.4% and 1.4% for the second quarter and the first six months of fiscal year 2011, respectively. Without the effects of foreign exchange, net revenues increased 6.6% and 7.4% for the second quarter and the first six months of fiscal year 2011, respectively. This increase reflects the impact of recent acquisitions, which contributed 4.6% and 4.4% to revenue growth for the second quarter and first six months of fiscal year 2011, respectively, as well as strong year over year growth from our Russian distribution market and Asia businesses.
Gross profit increased 8.4% and 6.3% for the second quarter and first six months of fiscal year 2011, respectively, as compared to the second quarter and the first six months of fiscal year 2010. Without the effects of foreign exchange which remained flat for the quarter and accounted for a decrease of 3.4% for the first six months of fiscal year 2011, gross profit increased 8.4% for the quarter and 9.7% for the six months. The increase was largely due to favorable product mix as plasma sales declined. This improvement in product mix was offset by higher manufacturing variances and scrap rates resulting from lower than expected efficiency levels on our new plasma automation in our Pittsburgh plant.
Operating expenses increased 9.1% and 9.6% for the second quarter and the first six months of fiscal year 2011, respectively, over the comparable period of fiscal year 2010. Foreign exchange accounted for a decrease in operating expenses of 1.1% for the quarter and 0.6% for the six months. Without the effects of foreign exchange, operating expenses increased 10.2% in both the second quarter and the first six months of fiscal year 2011. The higher operating expenses are attributable to the newly acquired businesses, SEBRA and Global Med, restructuring and transaction costs related to the acquisition of Global Med, and research and development expenses related to the development of the automated whole blood collection system. The noted increases in operating expenses were offset by contingent consideration income associated with the Neoteric acquisition, cost reductions from planned synergies, and a reduction in the expense associated with cash bonus incentive compensation for this fiscal year.
Operating income increased 7.0% and decreased 0.5% for the second quarter and the first six months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange accounted for an increase of 2.5% and a decrease of 9.0% for the quarter and six months. Without the effects of foreign exchange, operating income increased 4.5%

and 8.5% for the second quarter and the first six months of fiscal year 2011, respectively. Our emerging international markets, software business, and equipment sales were significant contributors to the improvement in operating income which was partially offset by additional spending largely associated with our acquisitions and their integration. Additionally, we recognized income of $1.9 million resulting from the remeasurement of the fair value of contingent consideration from our Neoteric acquisition.
Net income increased 18.2% and 8.4% for the second quarter and the first six months of fiscal year 2011, respectively, over the comparable period of fiscal year 2010. Without the effects of foreign exchange which accounted for an increase of 0.7% for the quarter and a decrease of 10.8% for the six months, net income increased 17.5% and 19.2% for the second quarter and the first six months ended October 2, 2010, respectively. The increases in operating income, reduction in interest expense accrued on the contingent consideration associated with the Neoteric acquisition, lower foreign exchange losses, and a lower income tax rate were the principal reasons for the increase.
RESULTS OF OPERATIONS
Net Revenues by Geography

	For the three months ended			For the six months ended
	October 2,	September 26,		October 2,	September 26,
(in thousands)	2010	2009	% Increase	2010	2009	% Increase

United States	$78,740	$74,856	5.2%	$158,049	$149,869	5.5%

International	88,093	82,214	7.2%	171,823	161,289	6.5%

Net revenues	$166,833	$157,070	6.2%	$329,872	$311,158	6.0%

International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 52% of total revenues for the first six months of both fiscal years 2011 and 2010. Revenues in Japan accounted for approximately 16.5% and 17.0% of total revenues for the first six months of fiscal year 2011 and 2010, respectively. Revenues in Europe accounted for approximately 26.8% and 27.3% of total revenues for the first six months of fiscal year 2011 and 2010, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	For the three months ended			For the six months ended
	October 2,	September 26,	% Increase/	October 2,	September 26,	% Increase/
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

Disposables	$136,493	$137,211	(0.5%)	$270,057	$271,984	(0.7%)
Software solutions	16,125	9,100	77.2%	32,585	17,554	85.6%
Equipment & other	14,215	10,759	32.1%	27,230	21,620	25.9%

Net revenues	$166,833	$157,070	6.2%	$329,872	$311,158	6.0%

Disposables Revenues by Product Type

	For the three months ended			For the six months ended
	October 2,	September 26,	% Increase/	October 2,	September 26,	% Increase/
(in thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

Plasma disposables	$56,514	$59,423	(4.9%)	$112,431	$118,291	(5.0%)

Blood bank disposables
Platelet	39,746	37,250	6.7%	76,063	71,556	6.3%
Red cell	11,294	11,484	(1.7%)	22,608	23,263	(2.8%)

	51,040	48,734	4.7%	98,671	94,819	4.1%

Hospital disposables
Surgical	16,011	16,631	(3.7%)	32,362	34,056	(5.0%)
OrthoPAT	8,281	8,678	(4.6%)	17,238	17,262	(0.1%)
Diagnostics	4,647	3,745	24.1%	9,355	7,556	23.8%

	28,939	29,054	(0.4%)	58,955	58,874	0.1%

Total disposables revenue	$136,493	$137,211	(0.5%)	$270,057	$271,984	(0.7%)

Disposables
Disposables include the Plasma, Blood Bank, and Hospital product lines. Disposables revenue decreased 0.5% and 0.7% for the second quarter and the first six months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange resulted in a 0.1% and 1.0% decrease for the second quarter and the first six months of fiscal year 2011, respectively. Without the effect of foreign exchange, disposables revenue decreased 0.4% and increased 0.3% for the second quarter and the first six months of fiscal year 2011, respectively, which were driven primarily by increases in the Platelet product line offset by the decreases in Plasma disposables revenue as discussed below.
Plasma
Plasma disposables revenue decreased 4.9% and 5.0% for the second quarter and the first six months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange accounted for a decrease of 1.3% for the quarter and 1.7% for the six months. The decrease in plasma disposables revenue of 3.6% and 3.3% is mostly attributable to fewer plasma collections in North America and Japan that were partially offset by increases in our distribution markets. Following several years of significant growth, our commercial plasma customers have slowed growth levels and in some cases reduced collections from last year’s levels in the first half of fiscal year 2011. The non-commercial plasma business declined as a result of the Japan Red Cross sourcing more plasma from whole blood collections.
Blood Bank
Blood bank consists of disposables used to collect platelets, red cells, and plasma for transfusion.
Platelet disposables revenue increased 6.7% and 6.3% for the second quarter and the first six months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Comparing the second quarter and the first six months of fiscal year 2011 to that of fiscal year 2010, foreign exchange accounted for 2.2% and 0.6%, respectively, of this increase. Without the favorable effect of foreign exchange, the increase of 4.5% and 5.7% was the result of growth in our Asia Pacific region and the distribution markets and strength in sales of platelet products to therapeutic customers in North America, partly offset by sales declines in our European direct market.
Red cell disposables (used to collect two units of red cells or one unit of red cells and one unit of plasma for transfusion) revenue decreased 1.7% and 2.8% for the second quarter and the first six months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange accounted for a revenue decrease of 0.8% and 1.2% from the second quarter and the first six months of fiscal year 2010, respectively. The remaining decrease of 0.9% and 1.6% for the quarter and six months, respectively, was driven by lower demand for red cells as a result of fewer surgeries and a reduced demand for automated collection.

Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products.
Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenues from our surgical disposables decreased 3.7% and 5.0% for the second quarter and the first six months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange resulted in an increase of less than 0.1% and a decrease of 1.7% in surgical disposables revenue for the quarter and six months, respectively. Without the effects of foreign currency, the decrease in surgical disposables revenue of 3.7% and 3.3% for the second quarter and six months, respectively, was the result of a decrease in demand across our European and North American markets driven by both competitive pressures and market conditions.
Revenues from our OrthoPAT disposables decreased 4.6% and 0.1% for the second quarter and the first six months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange resulted in a decrease in OrthoPAT disposables revenue of 0.6% and 1.1% for the quarter and six months, respectively. Without the unfavorable effect of foreign currency, OrthoPAT disposables revenue decreased by 4.0% for the second quarter and increased by 1.0% for the six months. The decline in the second quarter was driven by the frequency of the use of the OrthoPAT in part reflecting lower orthopedic procedure volume.
Diagnostics product revenue consists principally of the TEG products. Revenues from our diagnostics products increased 24.1% and 23.8% for the second quarter and the first six months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange accounted for a decrease of 2.2% and 0.6% for the quarter and six months, respectively. Without the effect of foreign currency, diagnostic product revenues increased by 26.3% and 24.4% for the quarter and six months, respectively. The revenue increase is due to new and continued adoption of this product as we continue to sell the TEG device to new customers.
Software Solutions
Our software solutions revenues include revenue from software sales and related services. Software solutions revenues increased 77.2% and 85.6% for the second quarter and the first six months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange resulted in 2.6% and 0.4% of this increase for the quarter and six months, respectively. The remaining increase of 74.6% and 85.2% for the second quarter and the first six months of fiscal year 2011, respectively, was driven primarily by software services revenues associated with the recent acquisition of Global Med partially offset by product rationalization and volume reductions from our plasma customers.
Equipment & Other
Our equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. Equipment & other revenues increased 32.1% and 26.0% for the second quarter and the first six months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange resulted in a 0.8% and 1.4% decrease for the quarter and six months, respectively. Without the unfavorable effect of currency exchange, the increase of 32.9% and 27.4% for the second quarter and the first six months of fiscal year 2011, respectively, was driven by growth in our distribution markets and strong sales to the U.S. military. Also contributing to this increase was the impact of the SEBRA acquisition. Irrespective of the increases noted, equipment sales continue to be adversely impacted by restricted hospital capital spending and macro economic trends impacting health care funding in our distributor markets.
Gross Profit

	For the three months ended			For the six months ended
	October 2,	September 26,		October 2,	September 26,
(in thousands)	2010	2009	% Increase	2010	2009	% Increase

Gross profit	$87,755	$80,967	8.4%	$174,217	$163,910	6.3%
% of net revenues	52.6%	51.5%		52.8%	52.7%

Gross profit increased 8.4% and 6.3% in the second quarter and first six months of fiscal year 2011, respectively, as compared to the second quarter and the first six months of fiscal year 2010. Without the effects of foreign exchange which remained flat for the quarter and accounted for a decrease of 3.4% for the first six months of fiscal year 2011, gross profit increased 8.4% for the quarter and 9.7% for the six months. The increase was largely due to favorable product mix as plasma sales declined. This improvement in product mix was offset by higher manufacturing variances and scrap rates resulting from lower than expected efficiency levels on our new plasma automation in our Pittsburgh plant.
Operating Expenses

	For the three months ended			For the six months ended
	October 2,	September 26,		October 2,	September 26,
(in thousands)	2010	2009	% Increase	2010	2009	% Increase

Research, development and engineering	$7,954	$6,475	22.8%	$15,875	$13,252	19.8%
% of net revenues	4.8%	4.1%		4.8%	4.3%

Selling, general and administrative	$52,790	$47,469	11.2%	$107,144	$97,308	10.1%
% of net revenues	31.6%	30.2%		32.5%	31.3%

Contingent consideration income	$(1,894)	$—	n.m.	$(1,894)	$—	n.m.
% of net revenues	-1.1%	0.0%		-0.6%	0.0%

Total operating expenses	$58,850	$53,944	9.1%	$121,125	$110,560	9.6%
% of net revenues	35.3%	34.3%		36.7%	35.5%
Research, Development and Engineering
Research, development and engineering expenses increased 22.8% and 19.8% for the second quarter and the first six months of fiscal year 2011, respectively, as compared to the same period of fiscal year 2010. The increase is primarily related to the development of our automated whole blood collection system and the expansion of our software business.
Selling, General and Administrative
During the second quarter and the first six months of fiscal year 2011, selling, general and administrative expenses increased 11.2% and 10.1%, respectively. Foreign exchange resulted in an increase of 0.7% and 1.3% in selling, general and administrative expenses during the quarter and six months, respectively. Excluding the impact of foreign exchange, selling, general and administrative expense increased 10.5% and 8.8% for the second quarter and the first six months of fiscal year 2011 over the comparable periods of fiscal year 2010. The increase was attributable to newly acquired businesses, SEBRA and Global Med, and transformation costs including costs to integrate Global Med. The increase was partly offset by cost reductions from planned synergies and a reduction in the expense associated with cash bonus incentive compensation this fiscal year as the Company’s financial results were lower than the financial targets established.
Contingent Consideration Income
Under the accounting rules for business combinations (specifically, ASC Topic 805, Business Combinations), we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. We have reviewed the expected performance versus the necessary thresholds of performance for the former shareholders to receive additional performance payments and we recorded an adjustment to the fair value of the contingent consideration as contingent consideration income of $1.9 million.

Operating Income

	For the three months ended			For the six months ended
	October 2,	September 26,		October 2,	September 26,
(in thousands)	2010	2009	% Increase	2010	2009	% Decrease

Operating income	$28,905	$27,023	7.0%	$53,092	$53,350	(0.5%)
% of net revenues	17.3%	17.2%		16.1%	17.1%
Operating income increased 7.0% and decreased 0.5% for the second quarter and the first six months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange accounted for an increase of 2.5% and a decrease of 9.0% for the quarter and six months. Without the effects of foreign exchange, operating income increased 4.5% and 8.5% for the second quarter and the first six months of fiscal year 2011, respectively. Our emerging international markets, software business, and equipment sales were significant contributors to the improvement in operating income which was partially offset by additional spending largely associated with our acquisitions and their integration. Additionally, we recognized income of $1.9 million resulting from the remeasurement of the fair value of contingent consideration from our Neoteric acquisition.
Other (expense)/income, net

	For the three months ended			For the six months ended
	October 2,	September 26,	%	October 2,	September 26,	%
(in thousands)	2010	2009	Increase	2010	2009	Increase

Interest expense	$(23)	$(255)		$(40)	$(463)
Interest income	493	103		460	253
Other income (expense), net	(216)	(801)		22	(1,135)

Total other income (expense), net	$254	$(953)	n.m.	$442	$(1,345)	n.m.

Total other income, net increased more than 100% for both the second quarter and the first six months of fiscal year 2011 as compared to the same periods of fiscal year 2010. The main reasons for the increase are a reduction in foreign exchange transaction losses on foreign currency denominated assets and the reversal of interest expense on contingent consideration related to our Neoteric acquisition.
Income Taxes

	For the three months ended			For the six months ended
	October 2,	September 26,		October 2,	September 26,
(in thousands)	2010	2009	% Decrease	2010	2009	% Decrease

Reported income tax rate	26.8%	30.8%	(4.0%)	26.7%	30.5%	(3.8%)
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
The reported tax rate was 26.8% and 26.7% for the second quarter and the six month period ended October 2, 2010, respectively. The reported tax rate includes:
•	our expected effective annual tax rate of 29.8% comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision and stock compensation expenses not deductible in all jurisdictions.
The following net discrete items were realized in the second quarter of fiscal year 2011:
•	a $0.6 million benefit for the contingent consideration income that is not taxable

•	a $0.3 million benefit from the release of a transfer price reserve after completion of the fiscal year 2010 global transfer price study.
During the first quarter of fiscal year 2011, we recognized a $0.8 million discrete tax benefit from our Swiss principal ruling.
The reported tax rate was 30.8% and 30.5% for the second quarter and the six month period ended September 26, 2009, respectively. The reported tax rate includes:
•	our expected effective annual tax rate of 31.1%, comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions.
The following discrete items were realized during the first quarter of fiscal year 2010:
•	a $0.7 million benefit (on an annual basis) from the remittance of Japanese earnings
•	a $0.1 million cost from foreign tax assessments.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	October 2, 2010	April 3, 2010

Cash & cash equivalents	$115,049	$141,562
Working capital	$248,471	$251,513
Current ratio	3.2	2.9
Net cash position (1)	$98,924	$120,911
Days sales outstanding (DSO)	66	59
Disposables finished goods inventory turnover	7.3	5.4

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
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

	For the six months ended		Increase/
(in thousands)	October 2, 2010	September 26, 2009	(Decrease)

Net cash provided by (used in):
Operating activities	$44,286	$61,479	$(17,193)
Investing activities	(23,826)	(52,261)	28,435
Financing activities	(47,301)	11,907	(59,208)
Effect of exchange rate changes on cash and cash equivalents (1)	328	476	(148)

Net increase/(decrease) in cash and cash equivalents	$(26,513)	$21,601	$(48,114)

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
In our April 6, 2010 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2011. Through October 2, 2010, the Company repurchased 907,310 shares of its common stock for an aggregate purchase price of $50.0 million.
Cash Flow Overview:
Six Month Comparison
Operating Activities:
Net cash provided by operating activities was $44.3 million in the first six months of fiscal year 2011, a decrease of $17.2 million as compared to the first six months of fiscal year 2010. Non cash items in the first six months of fiscal year 2011 include $2.4 million of contingent consideration income and the reversal of related interest resulting from our acquisition of Neoteric.
Net cash flows from operating activities during the first six months of fiscal year 2011 include:
•	$3.9 million investment in inventory,

•	$9.0 million in 2010 employee performance bonuses worldwide — a decrease of $4.7 million from the prior year,

•	$7.0 million payment of accrued expenses, including employment contracts of $2.2 million, $1.8 million of payroll and related costs, and legal expenses of $1.0 million, assumed from our acquisition of Global Med,

•	$6.4 million payment of restructuring costs of our transformation and restructuring plans which include the integration of Global Med, and

•	$4.0 million in accounts payable.
Investing Activities:
Net cash used in investing activities decreased by $28.4 million during the first six months of fiscal year 2011 as compared to the first six months of 2010. Net investing cash used in the prior year included the acquisition of SEBRA and Neoteric for $12.8 million and $6.6 million, respectively, as well as higher capital expenditures on property, plant, and equipment.

Financing Activities:
In the first six months of fiscal year 2011, we used money in financing activities versus generating financing cash flows in fiscal year 2010 resulting in a net change of $59.2 million. These financing activities include:
•	$50.0 million in cash paid out relating to stock repurchases compared to the $6.3 million paid out during the same period of the prior year,
•	$8.1 million in proceeds from stock options and the employee stock purchase plan,

•	$7.8 million in repayment of debt assumed from our acquisition of Global Med, and

•	$3.3 million in net borrowings under short-term revolving credit agreements.
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
Foreign Exchange
Approximately 52% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies there is a positive effect on our results of operations.
Our primary foreign currency exposures in relation to the U.S. dollar are the Euro and the Japanese Yen. In response to the sharply increased volatility in the foreign exchange rates, we have entered into forward contracts to hedge the anticipated cash flows from forecasted Swiss Franc, Great British Pound, and Canadian Dollar denominated costs.
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
Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled in fiscal year 2010, settled the first six months of fiscal year 2011, or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales in Europe and Japan. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably.

	First	Favorable /	Second	Favorable /	Third	Favorable /	Fourth	Favorable /
	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)
Euro — Hedge Spot Rate (US$ per Euro)
FY10	1.5681		1.4890		1.3192		1.2812
FY11	1.3582	(13.4%)	1.4140	(5.0%)	1.4326	8.6%	1.3523	5.5%
FY12	1.2432	(8.5%)	1.3014	(8.0%)

Japanese Yen — Hedge Spot Rate (JPY per US$)
FY10	105.2792		105.1132		96.3791		93.4950
FY11	98.1677	6.8%	94.9066	9.7%	89.1350	7.5%	89.7839	4.0%
FY12	89.0458	9.3%	88.3280	6.9%

Canadian Dollar — Hedge Spot Rate (CAD per US$)
FY10	1.1409		1.1200		1.1125		1.0884
FY11	1.0959	(3.9%)	1.0862	(3.0%)	1.0654	(4.2%)	1.0282	(5.5%)
FY12	1.0501	(4.2%)	1.0314	(5.0%)

British Pound — Hedge Spot Rate (US$ per GBP)
FY10	1.4487		1.4439		1.4229		1.4048
FY11	1.4714	(1.6%)	1.6531	(14.5%)	1.6321	(14.7%)	1.5859	(12.9%)
FY12	1.5001	(2.0%)	1.5399	6.8%

Swiss Franc — Hedge Spot Rate (US$ per CHF)
FY11			1.0481		1.0394		1.0474
FY12	1.0539		1.0349	1.3%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis. Accordingly, the only hedge contracts placed for fiscal year 2012 are for the first and second quarters.
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software — Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company will adopt the guidance on April 3, 2011, the first day of fiscal year 2012, and is currently assessing the possible impact of this guidance on its financial position and results of operations.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an amendment to FASB ASC Topic 810, Consolidations. ASU No. 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The update became effective for our fiscal year 2011 and there was no impact to our consolidated financial statements for the first six months ended October 2, 2010.
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
Foreign exchange risk
See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At October 2, 2010, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding. The contracts have been organized into maturity groups and the related quarter that we expect the hedge contract to affect our earnings.

								Quarter
								Expected
Hedged	(BUY) / SELL	Weighted Spot		Weighted Forward		Fair Value		to Affect
Currency	Local Currency	Contract Rate		Contract Rate		Gain / (Loss)	Maturity	Earnings

Euro	9,433,264	1.425		1.422		$556,739	Oct 2010 - Nov 2010	Q3 FY11
Euro	14,648,808	1.345		1.344		($255,846)	Dec 2010 - Feb 2011	Q4 FY11
Euro	11,080,452	1.243		1.246		($1,221,616)	Mar 2011 - May 2011	Q1 FY12
Euro	11,612,400	1.301		1.300		($651,870)	Jun 2011 - Aug 2011	Q2 FY12
Japanese Yen	1,057,819,153	88.30	per US$	87.96	per US$	($615,086)	Oct 2010 - Nov 2010	Q3 FY11
Japanese Yen	1,487,690,000	89.78	per US$	89.43	per US$	($1,140,474)	Dec 2010 - Feb 2011	Q4 FY11
Japanese Yen	1,386,826,057	88.99	per US$	88.43	per US$	($899,247)	Mar 2011 - May 2011	Q1 FY12
Japanese Yen	1,531,130,000	85.65	per US$	85.21	per US$	($382,997)	Jun 2011 - Aug 2011	Q2 FY12
GBP	(804,319)	1.662		1.657		($62,302)	Oct-10	Q3 FY11
GBP	(2,602,543)	1.586		1.582		($9,175)	Nov 2010 - Jan 2011	Q4 FY11
GBP	(2,616,001)	1.500		1.499		$198,589	Feb 2011 - Apr 2011	Q1 FY12
GBP	(2,679,632)	1.540		1.538		$97,236	May 2011 - July 2011	Q2 FY12
GBP	(2,679,632)	0.475		0.474		$26,923	Aug 2011 - Oct 2011	Q3 FY12
CAD	(3,241,542)	1.065	per US$	1.067	per US$	$90,440	Oct 2010 - Dec 2010	Q3 FY11
CAD	(3,426,211)	1.028	per US$	1.032	per US$	($16,490)	Jan 2011 - Mar 2011	Q4 FY11
CAD	(4,039,754)	1.050	per US$	1.054	per US$	$49,785	Apr 2011 - Jun 2011	Q1 FY12
CAD	(2,552,998)	1.031	per US$	1.040	per US$	($5,855)	Jul 2011 - Aug 2011	Q2 FY12
CHF	(3,757,601)	1.040		1.039		$229,494	Oct 2010 - Dec 2010	Q3 FY11
CHF	(3,818,399)	1.047		1.045		$252,368	Jan 2011 - Mar 2011	Q4 FY11
CHF	(4,023,000)	1.054		1.050		$281,407	Apr 2011 - Jun 2011	Q1 FY12
CHF	(2,472,000)	1.035		1.030		$130,948	Jul 2011 - Aug 2011	Q2 FY12

						($3,347,027)

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.8 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $12.5 million decrease in the fair value of the forward contracts.

Interest Rate Risk
All of our long-term debt is at fixed rates. Accordingly, a change in interest rates has an insignificant effect on our interest expense amounts. The fair value of our long-term debt, however, does change in response to interest rate movements due to its fixed rate nature. These changes reflect the premium (when market interest rates decline below the contract fixed interest rates) or discount (when market interest rates rise above the fixed interest rate) that an investor in these long-term obligations would pay in the market interest rate environment.
At October 2, 2010, the fair value of our long-term debt was approximately $0.5 million higher than the value of the debt reflected on our financial statements. This higher fair value is entirely related to the $4.2 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.
Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at October 2, 2010, the fair value of our long-term debt would change by less than $0.1 million.

ITEM 4. Controls and Procedures
We conducted an evaluation, as of October 2, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.
There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We believe our competitor Fenwal has produced, and continues to produce, a red cell consumable kit which infringes a Haemonetics patent. For the past five years, we have been pursuing a patent infringement lawsuit against Fenwal, the details of which are summarized below. After the Court of Appeals for the Federal Circuit reversed the trial court’s decision on claims construction, vacating the injunction and damages previously awarded to Haemonetics, the case was remanded to the trial court for further proceedings.
In December 2005 we filed a lawsuit against Baxter Healthcare SA and Fenwal Inc. in Massachusetts federal district court, seeking an injunction and damages from Baxter’s infringement of a Haemonetics patent, through the sale of Baxter’s ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems. In March 2007, Baxter sold the division which marketed the ALYX product to private investors, TPG, and Maverick Capital, Ltd. The new company which resulted from the sale was renamed Fenwal.
In January 2009, a jury found that the Fenwal ALYX system infringed Haemonetics’ patent. Ultimately, the trial court awarded us a total of $18 million in damages and ordered Fenwal to stop selling the ALYX consumable by December 1, 2010 and pay Haemonetics a 10% royalty on ALYX consumable net sales from January 30, 2009 until December 1, 2010.
Fenwal took three actions in response to this judgment. First, Fenwal appealed these rulings to the United States Court of Appeals for the Federal Circuit. Second, Fenwal modified the ALYX disposable in an effort to avoid the injunction. And third Fenwal asked the Patent and Trademark Office to re-examine the validity of our patent.
On June 2, 2010, the Court of Appeals reversed the trial court’s claim construction and accordingly, vacated the original jury verdict finding of infringement and remanded the case to the trial court for further proceedings. We continue to believe the ALYX consumable kit infringes our patent even under the Court of Appeals’ claim construction.
In response to Fenwal’s modification of their disposable, we filed a second related patent infringement action in December 2009 in the same Massachusetts federal trial court as the first case described above.
On May 28, 2010 the Patent and Trademark Office reexamined the patent which is the subject of the two cases described above, and determined that the patent is valid, contrary to Fenwal’s assertions.
On September 20, 2010, Haemonetics filed a patent infringement action in Germany, against Fenwal and its German subsidiary, for Fenwal’s infringement of a Haemonetics patent related to the Haemonetics patent described above.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In an April 6, 2010 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2011. Through October 2, 2010, the Company repurchased 907,310 shares of its common stock for an aggregate purchase price of $50.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
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
Item 4. [Removed and Reserved]
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

HAEMONETICS CORPORATION
Date: November 10, 2010	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2010	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice
President Business Development (Principal Financial Officer)