Form 10-Q
period 2011-01-01
HAEMONETICS CORP
filed 2011-02-08
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: January 1, 2011                    Commission File Number: 1-14041
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
Yes ☐ No ☑
The number of shares of $.01 par value common stock outstanding as of January 1, 2011:
25,420,192

HAEMONETICS CORPORATION
INDEX

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	Three months ended		Nine months ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
Net revenues	$176,789	$165,169	$506,661	$476,326
Cost of goods sold	83,299	79,722	238,953	226,969

Gross profit	93,490	85,447	267,708	249,357

Operating expenses:

Research, development and engineering	7,996	6,461	23,870	19,714
Selling, general and administrative	56,935	53,151	164,079	150,459
Contingent consideration income	—	—	(1,894)	—

Total operating expenses	64,931	59,612	186,055	170,173

Operating income	28,559	25,835	81,653	79,184
Interest expense	(111)	(248)	99	(722)
Interest income	91	56	301	309
Other expense, net	(565)	(266)	(544)	(1,389)

Income before provision for income taxes	27,974	25,377	81,509	77,382
Provision for income taxes	8,240	7,091	22,517	22,973

Net income	$19,734	$18,286	$58,992	$54,409

Basic income per common share
Net income	$0.79	$0.72	$2.37	$2.13

Income per common share assuming dilution
Net income	$0.77	$0.71	$2.32	$2.08

Weighted average shares outstanding
Basic	24,973	25,289	24,933	25,544
Diluted	25,517	25,907	25,477	26,150
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 1, 2011	April 3, 2010(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,538	$141,562
Accounts receivable, less allowance of $1,884 at January 1, 2011 and $2,554 at April 3, 2010	120,373	119,160
Inventories, net	81,915	79,953
Deferred tax asset, net	13,397	10,985
Prepaid expenses and other current assets	20,794	34,739

Total current assets	406,017	386,399
Property, plant and equipment:
Land, building and building improvements	51,945	49,292
Plant equipment and machinery	128,691	113,534
Office equipment and information technology	82,264	75,156
Haemonetics equipment	211,280	206,267

Total property, plant and equipment	474,180	444,249
Less: accumulated depreciation	(318,064)	(289,803)

Net property, plant and equipment	156,116	154,446
Other assets:
Intangible assets, less amortization of $42,135 at January 1, 2011 and $32,693 at April 3, 2010	99,649	97,160
Goodwill	111,268	108,812
Deferred tax asset, long term	937	910
Other long-term assets	9,401	9,715

Total other assets	221,255	216,597

Total assets	$783,388	$757,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$8,244	$16,062
Accounts payable	19,608	26,288
Accrued payroll and related costs	26,138	39,046
Accrued income taxes	4,820	5,092
Deferred tax liability	1,177	68
Other liabilities	45,543	48,870

Total current liabilities	105,530	135,426

Long-term debt, net of current maturities	4,194	4,589
Long-term deferred tax liability	11,872	11,388
Other long-term liabilities	13,268	12,915

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding— 25,420,192 shares at January 1, 2011 and 25,440,856 shares at April 3, 2010	255	255
Additional paid-in capital	289,906	252,323
Retained earnings	352,642	334,641
Accumulated other comprehensive income	5,721	5,905

Total stockholders’ equity	648,524	593,124

Total liabilities and stockholders’ equity	$783,388	$757,442

(1)	Certain balances were revised to reflect updates to our purchase price allocation of our Global Med acquisition — See Note 9, Goodwill, Other Intangible Assets, and Acquisitions.
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income / (Loss)	Equity	Income

Balance, April 3, 2010	25,441	$255	$252,323	$334,641	$5,905	$593,124

Employee stock purchase plan	78	1	3,682	—	—	3,683
Exercise of stock options and related tax benefit	775	8	34,756	—	—	34,764
Shares repurchased	(907)	(9)	(9,000)	(40,991)	—	(50,000)
Issuance of restricted stock, net of cancellations	33	—	—	—	—	—
Stock compensation expense	—	—	8,145	—	—	8,145
Net income	—	—	—	58,992	—	58,992	$58,992
Net change in minimum pension liability	—	—	—	—	(2)	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	2,889	2,889	2,889
Unrealized loss on hedges, net of tax	—	—	—	—	(3,144)	(3,144)	(3,144)
Reclassification of hedge gain to earnings, net of tax	—	—	—	—	73	73	73

Comprehensive income	—	—	—	—	—	—	$58,808

Balance, January 1, 2011	25,420	$255	$289,906	$352,642	$5,721	$648,524

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	January 1,	December 26,
	2011	2009
Cash Flows from Operating Activities:
Net income	$58,992	$54,409
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	37,025	31,781
Stock compensation expense	8,145	7,575
Loss on sales of property, plant and equipment	119	296
Unrealized loss/(gain) from hedging activities	1,562	(1,578)
Contingent consideration income	(1,894)	—
(Reversal)/accretion of interest expense on contingent consideration	(416)	631
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net	(240)	4,183
(Increase)/decrease in inventories	(127)	297
Decrease in prepaid income taxes	10,569	5,452
Decrease in other assets and other long-term liabilities	4,016	128
Tax benefit of exercise of stock options	4,844	1,207
Decrease in accounts payable and accrued expenses	(31,279)	(10,400)

Net cash provided by operating activities	91,316	93,981
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(34,986)	(44,876)
Proceeds from sale of property, plant and equipment	334	610
Acquisition of ACCS	(6,229)	—
Acquisition of Global Med Technologies	(128)	—
Acquisition of SEBRA	—	(12,845)
Acquisition of Neoteric	—	(6,613)
Acquisition of Medicell	—	(307)

Net cash used in investing activities	(41,009)	(64,031)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(389)	(565)
Net (decrease)/increase in short-term loans	(8,789)	13,595
Employee stock purchase plan	3,683	2,909
Exercise of stock options	32,163	5,078
Excess tax benefit on exercise of stock options	1,162	180
Share repurchase	(50,000)	(40,000)

Net cash used in financing activities	(22,170)	(18,803)
Effect of exchange rates on cash and cash equivalents	(161)	1,125

Net Increase in Cash and Cash Equivalents	27,976	12,272
Cash and Cash Equivalents at Beginning of Year	141,562	156,721

Cash and Cash Equivalents at End of Period	$169,538	$168,993

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$3,908	$4,118

Supplemental Disclosures of Cash Flow Information:
Interest paid	$373	$425

Income taxes paid	$9,995	$15,521

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the nine months ended January 1, 2011. During the first nine months of fiscal year 2011, we received new information related to our Global Med acquisition which we have considered and estimated the effect on the carrying amount of certain assets and liabilities acquired. These adjustments have been reflected in our consolidated balance sheet as of April 3, 2010 and are discussed further in Note 9. Operating results for the nine month period ended January 1, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2011, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 3, 2010.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. There were no material recognized subsequent events recorded in the January 1, 2011 consolidated financial statements.
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
In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an amendment to FASB ASC Topic 810, Consolidations. ASU No. 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The update became effective for our fiscal year 2011 and did not have an impact on our consolidated financial statements for the first nine months ended January 1, 2011.

3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	January 1, 2011	December 26, 2009
	(in thousands, except per share amounts)
Basic EPS
Net income	$19,734	$18,286

Weighted average shares	24,973	25,289

Basic income per share	$0.79	$0.72

Diluted EPS
Net income	$19,734	$18,286

Basic weighted average shares	24,973	25,289
Net effect of common stock equivalents	544	618

Diluted weighted average shares	25,517	25,907

Diluted income per share	$0.77	$0.71

	For the Nine Months Ended
	January 1, 2011	December 26, 2009
	(in thousands, except per share amounts)
Basic EPS
Net income	$58,992	$54,409

Weighted average shares	24,933	25,544

Basic income per share	$2.37	$2.13

Diluted EPS
Net income	$58,992	$54,409

Basic weighted average shares	24,933	25,544
Net effect of common stock equivalents	544	606

Diluted weighted average shares	25,477	26,150

Diluted income per share	$2.32	$2.08

Weighted average shares outstanding, assuming dilution, excludes the impact of 1.0 million and 1.1 million stock options for the third quarter and first nine months, respectively, of fiscal year 2011 and 0.8 million stock options for both the third quarter and the first nine months of fiscal year 2010 because these securities were anti-dilutive during the noted periods.
4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $8.1 million and $7.6 million was recognized for the nine months ended January 1, 2011 and December 26, 2009, respectively. The related income tax benefit recognized was $2.2 million and $2.3 million for the nine months ended January 1, 2011 and December 26, 2009, respectively. We recognize stock-based compensation on a straight line basis.

For a more detailed description of our stock-based compensation plans, see Note 11—Capital Stock to the Company’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 3, 2010. Our stock-based compensation plans currently consist of stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Options become exercisable in the manner specified by the Compensation Committee of our Board of Directors. All options, restricted stock awards, and restricted stock units granted to employees in the nine months ended January 1, 2011 vest over a four year period of time and the options expire not more than 7 years from the date of grant.
Cash flows relating to the benefits of tax deductions in excess of compensation cost recognized are reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $1.2 million and $0.2 million for the three months ended January 1, 2011 and December 26, 2009, respectively.
As of January 1, 2011 and December 26, 2009, there was $11.6 million and $10.9 million, respectively, of total unrecognized compensation cost related to non-vested stock options.
The weighted average fair value for our options granted in the first nine months of fiscal year 2011 and 2010 was $15.63 and $14.92, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Nine Months Ended
	January 1, 2011	December 26, 2009
Stock Options Black-Scholes assumptions (weighted average):
Volatility	27.67%	28.34%
Expected life (years)	4.9	4.9
Risk-free interest rate	1.89%	2.46%
Dividend yield	0.00%	0.00%
As of January 1, 2011 and December 26, 2009, there was less than $0.1 million and $0.1 million, respectively, of total unrecognized compensation cost related to non vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.3 years and 1.4 years, respectively. The total fair value of restricted stock awards vested was $0.1 million for both the nine months ended January 1, 2011 and December 26, 2009.
As of January 1, 2011 and December 26, 2009, there was $5.5 million and $4.5 million, respectively, of total unrecognized compensation cost related to non vested restricted stock units. That cost is expected to be recognized over a weighted average period of 2.7 years and 2.6 years, respectively. The total fair value of shares fully vested was $1.8 million for the nine months ended January 1, 2011 and $1.5 million for the same period ended December 26, 2009.
As of January 1, 2011 and December 26, 2009, there was $0.3 million and $0.2 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to the Employee Stock Purchase Plan (“ESPP”) shares. That cost is recognized over the remaining purchase period.
During the nine months ended January 1, 2011 and December 26, 2009, there were 78,107 and 66,100 shares, respectively, purchased under the ESPP. They were purchased at $46.04 and $44.01 per share, respectively, under the ESPP.
5. ACCOUNTING FOR SHIPPING AND HANDLING COSTS
Shipping and handling costs are included in cost of goods sold with the exception of $2.4 million and $7.0 million for the third quarter and nine months ended January 1, 2011, respectively, and $3.0 million and $8.8 million for the same periods ended December 26, 2009 that are included in selling, general, and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
6. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	January 1, 2011	December 26, 2009
	(in thousands)
Warranty accrual as of the beginning of the period	$662	$1,725
Warranty provision	187	224
Warranty spending	(248)	(805)

Warranty accrual as of the end of the period	$601	$1,144

	For the nine months ended
	January 1, 2011	December 26, 2009
	(in thousands)
Warranty accrual as of the beginning of the period	$903	$1,835
Warranty provision	886	857
Warranty spending	(1,188)	(1,548)

Warranty accrual as of the end of the period	$601	$1,144

7. COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

	For the three months ended
(In thousands)	January 1, 2011	December 26, 2009
Net income	$19,734	$18,286

Other comprehensive income:
Net change in minimum pension liability	20	—
Foreign currency translation	(345)	(1,349)
Unrealized gain on cash flow hedges, net of tax	925	1,427
Reclassifications into earnings of cash flow hedge (gains)/losses, net of tax	(45)	1,456

Total comprehensive income	$20,289	$19,820

	For the nine months ended
(In thousands)	January 1, 2011	December 26, 2009
Net income	$58,992	$54,409

Other comprehensive income:
Net change in minimum pension liability	(2)	—
Foreign currency translation	2,889	4,706
Unrealized loss on cash flow hedges, net of tax	(3,144)	(2,836)
Reclassifications into earnings of cash flow hedge losses, net of tax	73	442

Total comprehensive income	$58,808	$56,721

8. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

	January 1, 2011	April 3, 2010
	(in thousands)
Raw materials	$30,557	$25,850
Work-in-process	2,925	3,825
Finished goods	48,433	50,278

	$81,915	$79,953

9. GOODWILL, OTHER INTANGIBLE ASSETS, AND ACQUISITIONS
Goodwill
The change in the carrying amount of our goodwill during the nine months ended January 1, 2011 is as follows (in thousands):

Carrying amount as of April 3, 2010	$108,812
SEBRA (a)	163
Altivation (b)	228
Effect of change in foreign currency exchange rates	2,065

Carrying amount as of January 1, 2011	$111,268

(a)	A description of the acquisition of SEBRA®, which occurred on September 4, 2009, is included later in this footnote.

(b)	See Note 3, Acquisitions, in our fiscal year 2010 Form 10-K for a full description of the acquisition of Altivation Software (“Altivation”), which occurred on March 27, 2009.
ACCS Acquisition
On December 28, 2010, Haemonetics acquired the assets of Applied Critical Care Services, Inc,. (ACCS) for $6.2 million. ACCS was an exclusive manufacturer representative for Haemonetics engaged in the selling and servicing of the TEG product line. The full purchase price was allocated to customer relationships. The Company is still in the process of obtaining and evaluating the information necessary to determine the allocation of fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has received and completed this evaluation, which will occur not later than one year from the acquisition date. When finalized, the purchase price will be more specifically allocated to identifiable intangible assets acquired. Additionally, estimated intangible asset amortization expense recorded to date may also be adjusted. The impact of these adjustments may result in a change in the preliminary value attributed to goodwill, which in our preliminary purchase price allocation has zero value.
Global Med Acquisition
On March 31, 2010 the Company completed its cash tender offer for the shares of Global Med Technologies, Inc. (“Global Med”). The total acquisition cost for the shares and outstanding warrants of Global Med was approximately $60.4 million.
Goodwill was preliminarily determined by comparing the purchase price with the preliminarily determined fair value of the assets and liabilities acquired. Once the purchase price allocation is finalized, the preliminary carrying value of the related goodwill may be adjusted accordingly. At January 1, 2011, goodwill recorded after our preliminary purchase price allocation was $38.4 million and is not tax deductible. Global Med has an in-place workforce with extensive knowledge and experience in the development and support of blood management software. The acquisition was a unique strategic fit for the Company given our global presence and customer relationships in blood management.

Preliminary Purchase Price Allocation
The following chart summarizes the preliminary purchase price allocation:

(in thousands)
Goodwill	$38,378
Intangible assets subject to amortization	37,021
Trade accounts receivable	6,820
Other assets	7,650
Deferred taxes	(6,940)
Notes payable	(7,702)
Deferred revenue	(7,180)
Other liabilities	(7,620)

Total	$60,427

The Company is still in the process of obtaining and evaluating the information necessary to determine the allocation of fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has received and completed this evaluation, which will occur not later than one year from the acquisition date. When finalized, the purchase price will be more specifically allocated to identified intangible assets acquired, the value of tangible assets and liabilities acquired may be adjusted, and the value of the tax attributes acquired may change. Additionally, estimated intangible asset amortization expense recorded to date may also be adjusted. The impact of these adjustments may result in a change in the preliminary value attributed to goodwill. The results of Global Med’s operations are included in our consolidated financial statements for the third quarter and the first nine months of fiscal year 2011.
After the April 3, 2010 financial statements were issued, we received new information related to the fair value of the assets and liabilities acquired. After considering this new information, we have estimated the effect on the carrying amount of certain assets and liabilities acquired as follows:
•	Increase of $11.1 million in intangible assets which resulted in a decrease in goodwill

•	Increase of $1.9 million in net deferred tax liabilities resulting in an increase to goodwill

•	$1.4 million increase in trade accounts receivable and other assets resulting in a decrease in goodwill

•	$0.9 million decrease in deferred revenue which resulted in a decrease to goodwill

•	$0.2 million decrease in accounts payable and other liabilities resulting in an decrease to goodwill
The net effect of these estimated changes resulted in a corresponding net decrease to goodwill of $11.7 million. These estimated changes are reflected accordingly in the purchase price allocation table above.
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
The contingent consideration is based upon estimated annual revenue growth for the three years following the acquisition, at established profitability thresholds, and is not limited. Using projected revenues for fiscal years 2010, 2011, and 2012, an analysis was performed that probability weighted three performance outcomes for the noted years. The performance outcomes are then discounted using a discount rate commensurate with the risks associated with Neoteric to arrive at the fair value of the contingent consideration. The Company is required to reassess the fair value of contingent consideration on a periodic basis. During fiscal year 2010, the Company reassessed the fair value of the contingent consideration as performance outcomes for 2010 were not met, which resulted in a reduction in the estimated liability. During the first nine months of fiscal year 2011, the Company continued to reassess the fair value of the contingent consideration and further reduced the estimated liability based upon performance to date and expected performance outcomes for fiscal year 2011. The ending liability balance is $2.0 million at January 1, 2011.
Amortized Intangibles

			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
As of January 1, 2011	(in thousands)	(in thousands)	(in years)
Patents	$12,346	$6,575	11
Capitalized software	12,834	616	6
Other technology	45,289	19,495	11
Customer contracts and related relationships	66,130	14,601	10
Trade names	5,185	848	9

Total intangibles	$141,784	$42,135	10

			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Useful Life
As of April 3, 2010	(in thousands)	(in thousands)	(in years)
Patents	$11,928	$5,801	11
Capitalized software	7,642	498	6
Other technology	43,182	14,187	11
Customer contracts and related relationships	61,919	11,549	11
Trade names	5,182	658	7

Total intangibles	$129,853	$32,693	10

Amortization expense for amortized intangible assets was $2.9 million and $2.0 million for the third quarter of fiscal year 2011 and 2010, respectively, and $9.4 million and $5.5 million for the nine months ended January 1, 2011 and December 26, 2009, respectively. Annual amortization expense is expected to approximate $13.6 million for fiscal year 2011, $13.6 million for fiscal year 2012, $13.4 million for fiscal year 2013, $13.2 million for fiscal year 2014, and $11.8 million for fiscal year 2015.
In addition to the acquisitions of SEBRA, Neoteric, Global Med, and ACCS, discussed above, changes to the net carrying value of our intangible assets from April 3, 2010 to January 1, 2011 reflect the capitalization of software costs associated with our devices and software products (see Note 16), amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
10. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the nine-month period ended January 1, 2011, approximately 53% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.
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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of January 1, 2011 and April 3, 2010 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $162.1 million as of January 1, 2011 and $136.7 million as of April 3, 2010.
During the third quarter of fiscal year 2011, we recognized net losses of $1.6 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of January 1, 2011 mature within twelve months. For the nine-month period ended January 1, 2011, $3.1 million of losses, net of tax, were recorded in Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $4.3 million as of December 26, 2009. At January 1, 2011, gains of $0.1 million, net of tax, may be reclassified to earnings within the next twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $34.5 million as of January 1, 2011 and $29.6 million as of April 3, 2010.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the nine months ended January 1, 2011.

		Amount of Gain
	Amount of Loss	Reclassified		Amount
	Recognized	from OCI into	Location in	Excluded from	Location in
	in OCI	Earnings	Statement of	Effectiveness	Statement of
Derivative Instruments	(Effective Portion)	(Effective Portion)	Operations	Testing (*)	Operations
(in thousands)
Designated foreign currency hedge contracts	$(3,144)	$(73)	Net revenues,	$(273)	Other income

			COGS, and SG&A
	$(3,144)	$(73)		$(273)

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of January 1, 2011 or April 3, 2010.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of January 1, 2011, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of January 1, 2011 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

	Location in	Balance as of	Balance as of
(in thousands)	Balance Sheet	January 1, 2011	April 3, 2010
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,481	$4,407

		$2,481	$4,407

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued liabilities	$4,374	$1,747

		$4,374	$1,747

Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the quarter and the nine months ended January 1, 2011, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the quarter and first nine months ended January 1, 2011, we have classified our other liabilities — contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determined using significant unobservable inputs.
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of January 1, 2011:

		Significant
	Quoted Market	Other	Significant
	Prices for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$134,365	$—	$—	$134,365
Forward currency exchange contracts	—	2,481	—	2,481

	$134,365	$2,481	$—	$136,846

Liabilities
Forward currency exchange contracts	$—	$4,374	$—	$4,374
Other liabilities — contingent consideration	—	—	2,043	2,043

	$—	$4,374	$2,043	$6,417

A description of the methods used to determine the fair value of the Level 3 liabilities (other liabilities — contingent consideration) is included within Note 9 — Goodwill, Other Intangible Assets, and Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the nine months ended January 1, 2011.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(in thousands)	(Level 3)
Beginning balance	$4,101
Reversal of interest expense on contingent consideration, net	(416)
Contingent consideration income	(1,894)
Currency translation adjustment	252

Ending balance	$2,043

Other Fair Value Disclosures
The fair value of our real estate mortgage obligation was $4.4 million and $5.4 million at January 1, 2011 and April 3, 2010, respectively.
11. INCOME TAXES
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises or is resolved. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a change in the statutory tax rate. We are a global company with operations in various locations outside the U.S., accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The reported tax rate was 29.5% for the quarter ended January 1, 2011. The reported tax rate includes:
•	a 29.6% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, partly offset by the state income tax provision and stock compensation expenses not deductible in all jurisdictions; and
the following net discrete items:
•	a $0.4 million increase in tax expense from previously accrued income taxes because of the finalization of our federal tax return,
•	a $0.5 million net increase in tax expense for the establishment of reserves for potential foreign tax audits and the expiration of foreign tax statutes,
•	a $0.5 million benefit from the remittance of earnings from foreign subsidiaries,
•	a $0.3 million benefit from the reinstatement of the U.S. Federal Research and Development Credit.
The reported tax rate was 27.9% for the quarter ended December 26, 2009. The reported tax rate included our expected annual effective tax rate of 30.2%, comprised of the U.S. federal statutory rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal), full utilization of the foreign tax gross-up associated with a fiscal year 2010 dividend from Japan, and a domestic manufacturing deduction, partly offset by the state tax provision, stock compensation expenses not deductible in all jurisdictions, and the net discrete items of a $0.1 million benefit from the expiration of various reserves, the fiscal year 2009 provision to return analysis, and foreign and state tax assessments.
The reported tax rate was 27.6% for the nine months ended January 1, 2011. The reported tax rate includes:
•	a 29.6% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, partly offset by the state income tax provision and stock compensation expenses not deductible in all jurisdictions; and

In addition to the items referenced above in the discussion of our third quarter results, earlier periods included the following net discrete items:
•	a $0.6 million benefit from the contingent consideration income that is not taxable,
•	a $0.3 million benefit from the release of a transfer price reserve after completion of the fiscal year 2010 global transfer study,
•	a $0.8 million benefit from the Swiss principal ruling,
The reported tax rate was 29.7% for the nine months ended December 26, 2009. The reported tax rate includes our expected effective annual tax rate of 30.2%, comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions.
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
13. DEFINED BENEFIT PENSION PLANS
Certain of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	For the three months ended
	January 1, 2011	December 26, 2009
	(in thousands)
Service cost	$152	$124
Interest cost on benefit obligation	66	61
Expected return on plan assets	19	(15)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(4)	(10)

Net periodic benefit cost	$233	$160

	For the nine months ended
	January 1, 2011	December 26, 2009
	(in thousands)
Service cost	$456	$372
Interest cost on benefit obligation	199	183
Expected return on plan assets	58	(45)
Amortization of unrecognized prior service cost, unrecognized gain and unrecognized initial obligation	(12)	(30)

Net periodic benefit cost	$701	$480

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

Revenues from External Customers:

	Three Months Ended
	January 1, 2011	December 26, 2009
	(in thousands)
Disposable revenues
Plasma disposables	$59,814	$59,177

Blood bank disposables
Platelet	41,056	39,793
Red cell	11,676	12,022

	52,732	51,815

Hospital disposables
Surgical	17,116	17,864
OrthoPAT	9,248	9,864
Diagnostics	5,220	4,331

	31,584	32,059

Disposables revenue	144,130	143,051

Software solutions	16,571	8,256
Equipment & other	16,088	13,862

Total revenues	$176,789	$165,169

	Nine Months Ended
	January 1, 2011	December 26, 2009
	(in thousands)
Disposable revenues
Plasma disposables	$172,245	$177,468

Blood bank disposables
Platelet	117,120	111,349
Red cell	34,284	35,285

	151,404	146,634

Hospital disposables
Surgical	49,479	51,920
OrthoPAT	26,486	27,126
Diagnostics	14,575	11,887

	90,540	90,933

Disposables revenue	414,189	415,035

Software solutions	49,155	25,810
Equipment & other	43,317	35,481

Total revenues	$506,661	$476,326

15. REORGANIZATION
On April 1, 2010, our Board of Directors approved transformation and restructuring plans, which include the integration of Global Med Technologies, Inc.
The following summarizes the restructuring activity for the nine months ended January 1, 2011 and December 26, 2009, respectively:

(Dollars in thousands)

	Nine Months Ended January 1, 2011
					Restructuring
					Accrual
	Balance at			Asset	Balance at
	April 3, 2010	Cost Incurred	Payments	Write down	January 1, 2011
Employee-related costs	$9,761	$2,527	$(7,969)	$—	$4,319
Facility related costs	—	843	—	—	843

	$9,761	$3,370	$(7,969)	$—	$5,162

(Dollars in thousands)

	Nine Months Ended December 26, 2009
					Restructuring
					Accrual
	Balance at			Asset	Balance at
	March 28, 2009	Cost Incurred	Payments	Write down	December 26, 2009
Employee-related costs	$2,729	$—	$(483)	$—	$2,246
Facility related costs	42	—	(42)	—	—
Other exit & termination costs	78	—	(78)	—	—

	$2,849	$—	$(603)	$—	$2,246

In addition to the costs in the above table, we incurred the following additional expenses as part of our approved transformation and restructuring plans:
•	During the third quarter of fiscal year 2011, we incurred stock compensation expense of $1.7 million resulting from the acceleration of unvested stock options in accordance to terms of an employment contract for one of our employees. This expense is included as part of our restructuring charges and reflected in our consolidated Statements of Income for the three and nine months ended January 1, 2011.

•	For the nine months ended January 1, 2011, we incurred $1.5 million of integration costs related to the Global Med acquisition.
16. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other. Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $1.7 million and $4.9 million in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage during the nine month period ended January 1, 2011 and December 26, 2009, respectively. The capitalized costs are included as a component of property, plant and equipment in the consolidated financial statements.
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
The Company capitalized $5.2 million and $3.5 million in software development costs for ongoing initiatives during the nine month period ended January 1, 2011 and December 26, 2009, respectively. At January 1, 2011 and April 3, 2010, we have a total of $11.7 million and $7.6 million, respectively, of costs capitalized related to in process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We will begin to amortize the remaining costs when the products are released for sale.

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
Our Business
Haemonetics is a blood management solutions company. Anchored by our medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.
Our medical device systems automate the collection and processing of donated blood; assess likelihood for blood loss; salvage and process blood from surgery patients; and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Specifically, our plasma and blood bank systems allow users to collect and process only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient’s clotting ability) to aid clinicians in assessing the cause of bleeding resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital.
Our business services products include blood management, Six Sigma, and LEAN manufacturing consulting, which support our customers’ needs for regulatory compliance and operational efficiency in the blood supply chain.
We either sell our devices to customers (resulting in equipment revenue) or place our devices with customers subject to certain conditions. When the device remains our property, the customer has the right to use it for a period of time as long as the customer meets certain conditions we have established, which, among other things, generally include one or more of the following:
•	Purchase and consumption of a minimum level of disposables products;

•	Payment of monthly rental fees; and

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 81.5% and 86.6% of our total revenues for the third quarter of fiscal year 2011 and 2010, respectively, and approximately 81.7% and 87.1% for the first nine months of fiscal year 2011 and 2010, respectively.
The following table provides an overview of our financial results for the three and nine months ended January 1, 2011 and the comparable three and nine month periods in our prior fiscal year.

Financial Summary

	For the three months ended			For the nine months ended
	January 1,	December 26,	% Increase/	January 1,	December 26,	% Increase/
(in thousands, except per share data)	2011	2009	(Decrease)	2011	2009	(Decrease)
Net revenues	$176,789	$165,169	7.0%	$506,661	$476,326	6.4%
Gross profit	$93,490	$85,447	9.4%	$267,708	$249,357	7.4%
% of net revenues	52.9%	51.7%		52.8%	52.4%

Operating expenses	$64,931	$59,612	8.9%	$186,055	$170,173	9.3%
Operating income	$28,559	$25,835	10.5%	$81,653	$79,184	3.1%
% of net revenues	16.2%	15.6%		16.1%	16.6%

Interest expense	$(111)	$(248)	(55.2%)	$99	$(722)	(113.7%)
Interest income	$91	$56	62.5%	$301	$309	(2.6%)
Other expense, net	$(565)	$(266)	112.4%	$(544)	$(1,389)	(60.8%)

Income before taxes	$27,974	$25,377	10.2%	$81,509	$77,382	5.3%

Provision for income tax	$8,240	$7,091	16.2%	$22,517	$22,973	(2.0%)
% of pre-tax income	29.5%	27.9%		27.6%	29.7%

Net income	$19,734	$18,286	7.9%	$58,992	$54,409	8.4%
% of net revenues	11.2%	11.1%		11.6%	11.4%

Earnings per share-diluted	$0.77	$0.71	8.5%	$2.32	$2.08	11.5%
Net revenues increased 7.0% and 6.4% for the third quarter and the first nine months, respectively, of fiscal year 2011 over the comparable periods of fiscal year 2010. Foreign exchange accounted for an increase of 1.3% and a decrease of 0.1% for the third quarter and the first nine months of fiscal year 2011, respectively. Without the effects of foreign exchange, net revenues increased 5.7% and 6.5% for the third quarter and the first nine months of fiscal year 2011, respectively. This increase reflects the impact of recent acquisitions, which contributed 4.1% and 5.1% to revenue growth for the third quarter and first nine months of fiscal year 2011, respectively, as well as strong year over year growth from emerging markets, notably Russia and Asia.
Gross profit increased 9.4% and 7.4% in the third quarter and first nine months of fiscal year 2011, respectively, as compared to the third quarter and the first nine months of fiscal year 2010. The effects of foreign exchange increased gross profit by 1.5% for the quarter and decreased gross profit by 1.1% for the first nine months of fiscal year 2011. Absent foreign exchange, gross profit increased 7.9% for the quarter and 8.5% for the nine months. The increase was largely driven by higher software sales and, to a lesser extent, cost improvements in our manufacturing operations.
Operating expenses increased 8.9% and 9.3% for the third quarter and the first nine months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange accounted for an increase in operating expenses of 0.5% for the quarter and a decrease of 0.1% for the nine months. Without the effects of foreign exchange, operating expenses increased 8.4% and 9.4% in the third quarter and the first nine months of fiscal year 2011, respectively. The higher operating expenses are attributable to the newly acquired businesses, SEBRA and Global Med, and restructuring and integration costs related to the acquisition of Global Med. The noted increases in operating expenses were offset by cost reductions from planned synergies in other business areas, contingent consideration income associated with the Neoteric acquisition recognized in the second quarter of this fiscal year, and a reduction in the expense associated with cash bonus incentive compensation for this fiscal year.
Operating income increased 10.5% and 3.1% for the third quarter and the first nine months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange accounted for an increase of 3.9% and a decrease of 3.5%

for the quarter and nine months. Without the effects of foreign exchange, operating income increased 6.6% for both the third quarter and first nine months of fiscal year 2011. Our emerging international markets and software business continue to be significant contributors to the improvement in operating income, partially offset by additional spending largely associated with our acquisitions and their integration.
Net income increased 7.9% and 8.4% for the third quarter and the first nine months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Without the effects of foreign exchange which accounted for an increase of 4.0% for the quarter and a decrease of 3.1% for the nine months, net income increased 3.9% and 11.5% for the third quarter and the first nine months ended January 1, 2011, respectively. The increases in operating income, lower foreign exchange losses, and lower income tax expense were the principal reasons for the improvement in net income.
RESULTS OF OPERATIONS
Net Revenues by Geography

	For the three months ended			For the nine months ended
	January 1,	December 26,		January 1,	December 26,
(in thousands)	2011	2009	% Increase	2011	2009	% Increase
United States	$79,844	$74,997	6.5%	$237,892	$225,223	5.6%

International	96,945	90,172	7.5%	268,769	251,103	7.0%

Net revenues	$176,789	$165,169	7.0%	$506,661	$476,326	6.4%

International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 55% of total revenues for the third quarter of both fiscal years 2011 and 2010, and 53% of total revenues for the first nine months of both fiscal years 2011 and 2010. Revenues in Japan accounted for approximately 17.0% and 18.8% of total revenues for the third quarter and 16.3% and 17.2% of total revenues for the first nine months of fiscal year 2011 and 2010, respectively. Revenues in Europe accounted for approximately 28.4% and 27.4% of total revenues for the third quarter and first nine months, respectively, of fiscal year 2011, and 27.7% of total revenues for both the third quarter and first nine months of fiscal year 2010. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	For the three months ended			For the nine months ended
	January 1,	December 26,	% Increase/	January 1,	December 26,	% Increase/
(in thousands)	2011	2009	(Decrease)	2011	2009	(Decrease)
Disposables	$144,130	$143,051	0.8%	$414,189	$415,035	(0.2%)
Software solutions	16,571	8,256	100.7%	49,155	25,810	90.4%
Equipment & other	16,088	13,862	16.1%	43,317	35,481	22.1%

Net revenues	$176,789	$165,169	7.0%	$506,661	$476,326	6.4%

Disposables Revenues by Product Type

	For the three months ended			For the nine months ended
	January 1,	December 26,	% Increase/	January 1,	December 26,	% Increase/
(in thousands)	2011	2009	(Decrease)	2011	2009	(Decrease)
Plasma disposables	$59,814	$59,177	1.1%	$172,245	$177,468	(2.9%)

Blood bank disposables
Platelet	41,056	39,793	3.2%	117,120	111,349	5.2%
Red cell	11,676	12,022	(2.9%)	34,284	35,285	(2.8%)

	52,732	51,815	1.8%	151,404	146,634	3.3%

Hospital disposables
Surgical	17,116	17,864	(4.2%)	49,479	51,920	(4.7%)
OrthoPAT	9,248	9,864	(6.2%)	26,486	27,126	(2.4%)
Diagnostics	5,220	4,331	20.5%	14,575	11,887	22.6%

	31,584	32,059	(1.5%)	90,540	90,933	(0.4%)

Total disposables revenue	$144,130	$143,051	0.8%	$414,189	$415,035	(0.2%)

Disposables
Disposables include the Plasma, Blood Bank, and Hospital product lines. Disposables revenue increased 0.8% and decreased 0.2% for the third quarter and the first nine months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange resulted in a 1.2% increase and 0.2% decrease for the third quarter and the first nine months of fiscal year 2011, respectively. Without the effect of foreign exchange, disposables revenue decreased 0.4% and remained flat for the third quarter and the first nine months of fiscal year 2011, respectively.
Plasma
Plasma disposables revenue increased 1.1% and decreased 2.9% for the third quarter and the first nine months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange accounted for a decrease of 0.2% for the quarter and 1.2% for the nine months. Without the effects of foreign exchange, plasma disposables revenue increased 1.3% and decreased 1.7% for the third quarter and the first nine months of fiscal year 2011, respectively. The increase in plasma disposables revenue in our North American and emerging markets contributed to the growth this quarter. This increase was offset by lower apheresis plasma collection volume in Japan as more plasma was sourced by the Japan Red Cross as a byproduct from its whole blood collections, a trend that we expect to continue, but moderate, into the next year. Growth in the quarter was also tempered as one of our significant customers has removed one of its products from the market, which negatively affected our sales in the U.S. and Europe. The decrease in revenue for the nine-month period was primarily driven by our commercial plasma customers having slowed their growth and in some cases reduced collections from last year’s levels in the first half of fiscal year 2011 following several years of significant growth.
Blood Bank
Blood bank consists of disposables used to collect platelets, red cells, and plasma for transfusion.
Platelet disposables revenue increased 3.2% and 5.2% for the third quarter and the first nine months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Comparing the third quarter and the first nine months of fiscal year 2011 to that of fiscal year 2010, foreign exchange accounted for 3.9% and 1.8%, respectively, of this increase. Without the favorable effect of foreign exchange, platelet disposable revenue decreased 0.7% and increased 3.4% for the third quarter and the first nine months of fiscal year 2011, respectively. Sales have increased across emerging markets throughout the fiscal year, which is the primary driver of the increase in revenue during the nine-month period. At the same time, sales have declined in our European direct market attributed to competition including the switch from apheresis platelets to platelets derived from whole blood collections, which is the primary driver for the decline in revenue in Europe during the three-month period.
Red cell disposables (used to collect two units of red cells or one unit of red cells and one unit of plasma for transfusion) revenue decreased 2.9% and 2.8% for the third quarter and the first nine months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange accounted for a revenue increase of 0.2% and decrease of 0.7% from the third quarter and the first nine months of fiscal year 2010, respectively. The remaining decrease of 3.1% and 2.1% for the quarter and nine months, respectively, was driven by lower demand for red cells as a result of fewer surgeries resulting in a reduced demand for automated red cell collection.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products.
Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenues from our surgical disposables decreased 4.2% and 4.7% for the third quarter and the first nine months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange resulted in an increase 1.2% and a decrease of 0.7% in surgical disposables revenue for the quarter and nine months, respectively. Without the effects of foreign currency, the decrease in surgical disposables revenue of 5.4% and 4.0% for the third quarter and nine months, respectively, was the result of a decrease in demand across our European and North American markets driven by both competitive pressures and market conditions resulting in fewer surgeries. This decrease was partly offset by our strong sales in our emerging markets.
Revenues from our OrthoPAT disposables decreased 6.2% and 2.4% for the third quarter and the first nine months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange resulted in an increase in OrthoPAT disposables revenue of 0.4% and a decrease of 0.6% for the quarter and nine months, respectively. Without the effect of foreign currency, OrthoPAT disposables revenue decreased by 6.6% for the third quarter and 1.8% for the nine months. The decline in the third quarter and first nine months of fiscal year 2011 was driven by the frequency of the use of the OrthoPAT in part reflecting lower orthopedic procedure volume.
Diagnostics product revenue consists principally of the TEG products. Revenues from our diagnostics products increased 20.5% and 22.6% for the third quarter and the first nine months of fiscal year 2011, respectively, compared to the same periods in fiscal year 2010. Foreign exchange accounted for an increase of 0.3% and a decrease of 0.3% for the quarter and nine months, respectively. Without the effect of foreign currency, diagnostic product revenues increased by 20.2% and 22.9% for the quarter and nine months, respectively. The revenue increase is due to new adoption and continued penetration of this product as we continue to create this new market, particularly as it relates to blood management solutions.
Software Solutions
Our software solutions revenues include revenue from software sales and related services. Software solutions revenues increased 100.7% and 90.4% for the third quarter and the first nine months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange resulted in 2.3% and 1.0% of this increase for the quarter and nine months, respectively. The remaining increase of 98.4% and 89.4% for the third quarter and the first nine months of fiscal year 2011, respectively, was driven primarily by software services revenues associated with the recent acquisition of Global Med, and to a lesser extent, increased sales of our BloodTrack products.
Equipment & Other
Our equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. Equipment & other revenues increased 16.1% and 22.1% for the third quarter and the first nine months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange resulted in a 2.1% increase for the quarter and had a negligible effect for the first nine months. Without the effect of currency exchange, the increase of 14.0% and 22.1% for the third quarter and the first nine months of fiscal year 2011, respectively, was driven by acquisition related growth from the SEBRA products, which we acquired in September 2009, and growth in our emerging markets. Irrespective of the increases noted, equipment sales continue to be adversely impacted by restricted hospital capital spending and macro economic trends impacting health care funding across most of our markets.

Gross Profit

	For the three months ended			For the nine months ended
	January 1,	December 26,		January 1,	December 26,
(in thousands)	2011	2009	% Increase	2011	2009	% Increase
Gross profit	$93,490	$85,447	9.4%	$267,708	$249,357	7.4%
% of net revenues	52.9%	51.7%		52.8%	52.4%
Gross profit increased 9.4% and 7.4% in the third quarter and first nine months of fiscal year 2011, respectively, as compared to the third quarter and the first nine months of fiscal year 2010. The effects of foreign exchange increased gross profit by 1.5% for the quarter and decreased gross profit by 1.1% for the first nine months of fiscal year 2011. Absent foreign exchange, gross profit increased 7.9% for the quarter and 8.5% for the nine months. The increase was largely driven by higher software sales and, to a lesser extent, cost improvements in our manufacturing operations.
Operating Expenses

	For the three months ended			For the nine months ended
	January 1,	December 26,		January 1,	December 26,
(in thousands)	2011	2009	% Increase	2011	2009	% Increase
Research, development and engineering	$7,996	$6,461	23.8%	$23,870	$19,714	21.1%
% of net revenues	4.5%	3.9%		4.7%	4.1%

Selling, general and administrative	$56,935	$53,151	7.1%	$164,079	$150,459	9.1%
% of net revenues	32.2%	32.2%		32.4%	31.6%

Contingent consideration income	$—	$—	n.m.	$(1,894)	$—	n.m.
% of net revenues	0.0%	0.0%		-0.4%	0.0%

Total operating expenses	$64,931	$59,612	8.9%	$186,055	$170,173	9.3%
% of net revenues	36.7%	36.1%		36.7%	35.7%
Research, Development and Engineering
Research, development and engineering expenses increased 23.8% and 21.1% for the third quarter and the first nine months of fiscal year 2011, respectively, as compared to the same periods of fiscal year 2010. The increase is primarily related to the expansion of our software business.
Selling, General and Administrative
During the third quarter and the first nine months of fiscal year 2011, selling, general and administrative expenses increased 7.1% and 9.1%, respectively. Foreign exchange resulted in an increase of 1.4% and 0.8% in selling, general and administrative expenses during the quarter and nine months, respectively. Excluding the impact of foreign exchange, selling, general and administrative expense increased 5.7% and 8.3% for the third quarter and the first nine months of fiscal year 2011 over the comparable periods of fiscal year 2010. The increase was attributable to newly acquired businesses, SEBRA and Global Med, and transformation costs including costs to integrate Global Med. The increase was partly offset by cost reductions from planned synergies and a reduction in the expense associated with cash bonus incentive compensation this fiscal year as the Company’s financial results were lower than the financial targets established at the beginning of the year.
Contingent Consideration Income
Under the accounting rules for business combinations (specifically, ASC Topic 805, Business Combinations), we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. We have reviewed the expected performance versus the necessary thresholds of performance for the former shareholders to receive additional performance payments and we recorded an adjustment to the fair value of the contingent consideration as contingent consideration income of $1.9 million during the second quarter of fiscal year 2011.

Operating Income

	For the three months ended			For the nine months ended
	January 1,	December 26,		January 1,	December 26,
(in thousands)	2011	2009	% Increase	2011	2009	% Decrease
Operating income	$28,559	$25,835	10.5%	$81,653	$79,184	3.1%
% of net revenues	16.2%	15.6%		16.1%	16.6%
Operating income increased 10.5% and 3.1% for the third quarter and the first nine months of fiscal year 2011, respectively, over the comparable periods of fiscal year 2010. Foreign exchange accounted for an increase of 3.9% and a decrease of 3.5% for the quarter and nine months. Without the effects of foreign exchange, operating income increased 6.6% for both the third quarter and first nine months of fiscal year 2011. Our emerging international markets and software business continue to be significant contributors to the improvement in operating income, partially offset by additional spending largely associated with our acquisitions and their integration.
Other (expense)/income, net

	For the three months ended			For the nine months ended
	January 1,	December 26,	%	January 1,	December 26,	%
(in thousands)	2011	2009	Increase	2011	2009	Increase
Interest expense	$(111)	$(248)		$99	$(722)
Interest income	$91	$56		$301	$309
Other income, net	(565)	(266)		(544)	(1,389)

Total other income, net	$(585)	$(458)	27.7%	$(144)	$(1,802)	(92.0%)

Total other expense, net increased by 27.7% and decreased 92.0% for the third quarter and first nine months of fiscal year 2011, respectively, as compared to the same periods of fiscal year 2010. The primary reason for the increase in the quarter is an increase in foreign exchange transaction losses on foreign currency denominated assets. The primary reasons for the decrease during the first nine months of fiscal year 2011 are the reduction in foreign currency losses on foreign currency assets, when comparing the same period of fiscal year 2010, and the reversal of interest expense on contingent consideration related to the Neoteric acquisition.
Income Taxes

	For the three months ended			For the nine months ended
	January 1,	December 26,		January 1,	December 26,
(in thousands)	2011	2009	% Increase	2011	2009	% Decrease
Reported income tax rate	29.5%	27.9%	1.6%	27.6%	29.7%	(2.1%)
Our reported tax rate includes two principal components: an expected effective annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises or is resolved. Events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a change in the statutory tax rate. We are a global company with operations in various locations outside the U.S., accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The reported tax rate was 29.5% for the quarter ended January 1, 2011. The reported tax rate includes:
•	a 29.6% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, partly offset by the state income tax provision and stock compensation expenses not deductible in all jurisdictions; and
the following net discrete items:

•	a $0.4 million increase in tax expense from previously accrued income taxes because of the finalization of our federal tax return,
•	a $0.5 million net increase in tax expense for the establishment of reserves for potential foreign tax audits and the expiration of foreign tax statutes,
•	a $0.5 million benefit from the remittance of earnings from foreign subsidiaries,
•	a $0.3 million benefit from the reinstatement of the U.S. Federal Research and Development Credit.
The reported tax rate was 27.9% for the quarter ended December 26, 2009. The reported tax rate included our expected annual effective tax rate of 30.2%, comprised of the U.S. federal statutory rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal), full utilization of the foreign tax gross-up associated with a fiscal year 2010 dividend from Japan, and a domestic manufacturing deduction, partly offset by the state tax provision, stock compensation expenses not deductible in all jurisdictions, and the net discrete items of a $0.1 million benefit from the expiration of various reserves, the fiscal year 2009 provision to return analysis, and foreign and state tax assessments.
The reported tax rate was 27.6% for the nine months ended January 1, 2011. The reported tax rate includes:
•	a 29.6% expected effective annual tax rate which reflects tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, partly offset by the state income tax provision and stock compensation expenses not deductible in all jurisdictions; and
In addition to the items referenced above in the discussion of our third quarter results, earlier periods included the following net discrete items:
•	a $0.6 million benefit from the contingent consideration income that is not taxable,
•	a $0.3 million benefit from the release of a transfer price reserve after completion of the fiscal year 2010 global transfer study,
•	a $0.8 million benefit from the Swiss principal ruling,
The reported tax rate was 29.7% for the nine months ended December 26, 2009. The reported tax rate includes our expected effective annual tax rate of 30.2%, comprised of the U.S. federal statutory tax rate of 35.0% reduced by tax benefits from foreign taxes (including our Swiss principal) and a domestic manufacturing deduction, plus the state tax provision, and stock compensation expenses not deductible in all jurisdictions.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	January 1, 2011	April 3, 2010
Cash & cash equivalents	$169,538	$141,562
Working capital	$300,487	$250,973
Current ratio	3.8	2.9
Net cash position (1)	$157,100	$120,911
Days sales outstanding (DSO)	62	59
Disposables finished goods inventory turnover	7.7	5.4

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Our primary sources of capital include cash and cash equivalents, internally generated cash flows, bank borrowings and the proceeds from stock option exercises. We believe these sources to be sufficient to fund our requirements, which are primarily capital expenditures (including our manufacturing expansion in Salt Lake City), share repurchases (like the $50.0 million share repurchase program authorized by the Board of Directors in April 2010 and completed in the first quarter of fiscal year 2011), new business and product development, and working capital for at least the next twelve months.

	For the nine months ended		Increase/
(in thousands)	January 1, 2011	December 26, 2009	(Decrease)
Net cash provided by (used in):
Operating activities	$91,316	$93,981	$(2,665)
Investing activities	(41,009)	(64,031)	23,022
Financing activities	(22,170)	(18,803)	(3,367)
Effect of exchange rate changes on cash and cash equivalents (1)	(161)	1,125	(1,286)

Net increase/(decrease) in cash and cash equivalents	$27,976	$12,272	$15,704

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
In our April 6, 2010 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2011. Through January 1, 2011, the Company repurchased 907,310 shares of its common stock for an aggregate purchase price of $50.0 million.
Cash Flow Overview:
Nine Month Comparison
Operating Activities:
Net cash provided by operating activities was $91.3 million in the first nine months of fiscal year 2011, a decrease of $2.7 million as compared to the first nine months of fiscal year 2010. Non cash items in the first nine months of fiscal year 2011 include $2.4 million of contingent consideration income and the reversal of related interest resulting from our acquisition of Neoteric.
Net cash flows from operating activities during the first nine months of fiscal year 2011 include:
•	$9.0 million payment for 2010 employee performance bonuses worldwide — a decrease of $4.7 million from the prior year,

•	$7.0 million payment of accrued expenses, including employment contracts of $3.0 million, $2.2 million of payroll and related costs, and legal expenses of $1.0 million, assumed from our acquisition of Global Med,

•	$9.3 million payment of restructuring costs of our transformation and restructuring plans which include the integration of Global Med, and

•	$10.0 million paid in income taxes.
Investing Activities:
Net cash used in investing activities, which included $6.2 million related to the acquisition of ACCS, decreased by $23.0 million during the first nine months of fiscal year 2011 as compared to the first nine months of 2010. Net investing cash used in the prior year included the acquisition of SEBRA and Neoteric for $12.8 million and $6.6 million, respectively, as well as higher capital expenditures on property, plant, and equipment.
Financing Activities:
In the first nine months of fiscal year 2011, cash used in financing activities include:

•	$50.0 million in cash paid out relating to stock repurchases — compared to the $40.0 million paid out during the same period of the prior year,

•	$35.8 million in proceeds from stock options, related excess tax benefits from stock option exercises, and the employee stock purchase plan, and

•	$7.8 million in repayment of debt assumed from our acquisition of Global Med.
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
Foreign Exchange
For the first nine months of fiscal year 2011, approximately 53% of our sales are generated outside the U.S. in local currencies, yet our reporting currency is the U.S. dollar. Foreign exchange risk arises because we engage in business in foreign countries in local currency. Exposure is partially mitigated by producing and sourcing product in local currency and expenses incurred by local sales offices. However, whenever the U.S. dollar strengthens relative to the other major currencies, there is an adverse affect on our results of operations and alternatively, whenever the U.S. dollar weakens relative to the other major currencies, there is a positive effect on our results of operations.
Our primary foreign currency exposures in relation to the U.S. dollar are the Euro and the Japanese Yen. In response to the sharply increased volatility in foreign exchange rates, we have entered into forward contracts to hedge the anticipated cash flows from forecasted Swiss Franc, British Pound, and Canadian Dollar denominated costs.
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
Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled in fiscal year 2010, settled the first nine months of fiscal year 2011, or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales in Europe and Japan. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably.

	First	Favorable /	Second	Favorable /	Third	Favorable /	Fourth	Favorable /
	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)
Euro — Hedge Spot Rate (US$ per Euro)
FY10	1.5681		1.4890		1.3192		1.2812
FY11	1.3582	(13.4%)	1.4140	(5.0%)	1.4326	8.6%	1.3523	5.5%
FY12	1.2432	(8.5%)	1.3014	(8.0%)	1.3619	(4.9%)

Japanese Yen — Hedge Spot Rate (JPY per US$)
FY10	105.2792		105.1132		96.3791		93.4950
FY11	98.1677	6.8%	94.9066	9.7%	89.1350	7.5%	89.7839	4.0%
FY12	88.9878	9.4%	85.6477	9.8%	81.73	8.3%

Canadian Dollar — Hedge Spot Rate (CAD per US$)
FY10	1.1409		1.1200		1.1125		1.0884
FY11	1.0959	(3.9%)	1.0862	(3.0%)	1.0654	(4.2%)	1.0282	(5.5%)
FY12	1.0501	(4.2%)	1.0318	(5.0%)	1.00	(5.8%)

British Pound — Hedge Spot Rate (US$ per GBP)
FY10	1.4487		1.4439		1.4229		1.4048
FY11	1.4714	(1.6%)	1.6531	(14.5%)	1.6321	(14.7%)	1.5859	(12.9%)
FY12	1.5001	(2.0%)	1.5399	6.8%	1.57	3.6%

Swiss Franc — Hedge Spot Rate (US$ per CHF)
FY11			1.0481		1.0394		1.0474
FY12	1.0539		1.0108	3.6%	0.96	7.9%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis. Accordingly, the only hedge contracts placed for fiscal year 2012 are for the first, second, and third quarters.
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
In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an amendment to FASB ASC Topic 810, Consolidations. ASU No. 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The update became effective for our fiscal year 2011 and did not have an impact on our consolidated financial statements for the first nine months ended January 1, 2011.
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
Foreign exchange risk
See the section above entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At January 1, 2011, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding. The contracts have been organized into maturity groups and the related quarter that we expect the hedge contract to affect our earnings.

								Quarter
	(BUY) / SELL							Expected
Hedged	Local	Weighted Spot		Weighted Forward		Fair Value		to Affect
Currency	Currency	Contract Rate		Contract Rate		Gain / (Loss)	Maturity	Earnings
Euro	10,141,456	1.344		1.343		$223,065	Dec 2010 - Feb 2011	Q4 FY11
Euro	11,080,452	1.243		1.246		$(805,602)	Mar 2011 - May 2011	Q1 FY12
Euro	11,612,400	1.301		1.300		$(220,105)	Jun 2011 - Aug 2011	Q2 FY12
Euro	10,267,000	1.362		1.356		$364,316	Sep 2011 - Nov 2011	Q3 FY12
Japanese Yen	1,029,939,231	89.96	per US$	89.58	per US$	$(1,063,498)	Dec 2010 - Feb 2011	Q4 FY11
Japanese Yen	1,386,826,057	88.99	per US$	88.43	per US$	$(1,231,074)	Mar 2011 - May 2011	Q1 FY12
Japanese Yen	1,531,130,000	85.65	per US$	85.21	per US$	$(730,357)	Jun 2011 - Aug 2011	Q2 FY12
Japanese Yen	1,490,748,302	81.73	per US$	81.30	per US$	$68,243	Sep 2011 - Nov 2011	Q3 FY12
GBP	(796,222)	1.560		1.556		$(6,437)	Nov 2010 - Jan 2011	Q4 FY11
GBP	(2,616,001)	1.500		1.499		$123,692	Feb 2011 - Apr 2011	Q1 FY12
GBP	(2,679,632)	1.540		1.538		$19,047	May 2011 - July 2011	Q2 FY12
GBP	(2,679,632)	1.574		1.569		$(63,516)	Aug 2011 - Oct 2011	Q3 FY12
GBP	(824,502)	1.536		1.530		$9,636	Nov 2011 - Jan 2012	Q4 FY12
CAD	(3,426,211)	1.028	per US$	1.032	per US$	$102,991	Jan 2011 - Mar 2011	Q4 FY11
CAD	(4,039,754)	1.050	per US$	1.054	per US$	$189,010	Apr 2011 - Jun 2011	Q1 FY12
CAD	(4,148,622)	1.032	per US$	1.040	per US$	$128,754	Jul 2011 - Sep 2011	Q2 FY12
CAD	(2,680,000)	1.003	per US$	1.012	per US$	$8,643	Oct 2011 - Dec 2011	Q3 FY12
CHF	(3,818,399)	1.047		1.045		$356,828	Jan 2011 - Mar 2011	Q4 FY11
CHF	(4,023,000)	1.054		1.050		$391,348	Apr 2011 - Jun 2011	Q1 FY12
CHF	(3,924,000)	1.011		1.007		$228,779	Jul 2011 - Sep 2011	Q2 FY12
CHF	(2,346,831)	0.958		0.953		$13,035	Oct 2011 - Dec 2011	Q3 FY12

						$(1,893,202)

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

At January 1, 2011, the fair value of our long-term debt was approximately $0.4 million higher than the value of the debt reflected on our financial statements. This higher fair value is entirely related to the $4.2 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.
Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at January 1, 2011, the fair value of our long-term debt would change by less than $0.1 million.

ITEM 4. Controls and Procedures
We conducted an evaluation, as of January 1, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of such date.
There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On September 20, 2010, Haemonetics filed a patent infringement action in Germany, against Fenwal and its German subsidiary, for Fenwal’s infringement of a Haemonetics patent related to the Haemonetics patent described above. On December 1, 2010, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In an April 6, 2010 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2011. Through January 1, 2011, the Company repurchased 907,310 shares of its common stock for an aggregate purchase price of $50.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases above were made under the publicly announced program. All purchases were made in the open market.

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

HAEMONETICS CORPORATION
Date: February 8, 2011	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2011	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice
President Business Development (Principal Financial Officer)