Form 10-K
period 2011-04-02
HAEMONETICS CORP
filed 2011-05-26
CIK 313143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2011

Commission file number 1-14041

HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Wood Road, Braintree, Massachusetts 02184-9114 (Address of principal executive offices)	(781) 848-7100 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)

Common stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1.) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) (2.) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of October 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $1,355,592,693 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

The number of shares of $.01 par value common stock outstanding as of April 30, 2011 was 25,681,603.

Documents Incorporated By Reference

Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 21, 2011 are incorporated by reference in Part III of this report.

Item 1.	Business

(A)	General History of the Business

Haemonetics was founded in 1971 as a medical device company — a pioneer and market leader in developing and manufacturing automated blood component collection devices and surgical blood salvage devices. In 1983, we were acquired by American Hospital Supply Corporation (“AHS”), which was then acquired by Baxter Travenol Laboratories, Inc. (“Baxter”). In December 1985, a group of investors, which included Haemonetics employees, purchased the Company from Baxter. In May 1991, we completed an initial public offering and to this day remain an independent company with products and services marketed in more than 80 countries around the world.

Haemonetics devices help ensure a safe and adequate blood supply and assist blood centers and hospitals in their efforts to operate efficiently and in compliance with regulatory requirements. Our customers are blood and plasma collectors, hospitals and health care providers globally.

Several years ago, we recognized that devices were not enough. Our customers told us of the varied challenges they were facing. Collection centers needed to attract more donors. Hospitals needed to manage blood more efficiently and effectively. At Haemonetics, we understood immediately that we needed to transform our business to serve these needs.

We altered our mission from providing blood collection and salvage devices to delivering blood management solutions. We looked at every step in the process, from what factors attract people to donate to how blood is tracked until it is transfused into a patient. We recognized that our customers needed solutions that helped them run their business more efficiently and that improved donor satisfaction on one end, and patient outcomes on the other.

We embarked on a strategy to expand our markets and product portfolio to offer more comprehensive blood management solutions to our customers. Through internal product development and external acquisitions, we have significantly expanded our product offerings. We now offer devices and related consumables, information technology software platforms, and consulting services. By better understanding our customers’ needs, we are creating comprehensive blood management solutions for blood collectors and healthcare systems around the world.

(B)	Financial Information about Industry Segments

We report revenues for multiple product lines under four global product categories: plasma, blood center, hospital, and software solutions. “Plasma” markets plasma collection devices and consumables. “Blood center” markets blood collection and processing devices and consumables. “Hospital” markets surgical blood salvage and blood demand diagnostic devices and consumables, and blood distribution systems. The “software solutions” product category consists of information technology platforms and consulting services.

Although we address our customer constituents through multiple product lines, we manage our business as one operating segment: the design, manufacture, implementation, support and marketing of blood management solutions. Our chief operating decision-maker uses consolidated financial results to make operating and strategic decisions. Design and manufacturing processes, as well as economic characteristics and the regulatory environment in which we operate, are largely the same for all product lines.

The financial information required for the business segment is included herein in Note 15 of the financial statements, entitled Segment, Geographic and Customer Information.

(C)	Narrative Description of the Business

(i)	Products and Solutions

Haemonetics is committed to helping our customers create and maintain a safe and efficient blood supply chain. Blood and its components have several vital — frequently life-saving — clinical applications. Plasma is manufactured into pharmaceuticals to treat a variety of illnesses and hereditary disorders such as hemophilia;

red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant; and platelets treat cancer patients undergoing chemotherapy.

Specifically, we develop and market a wide range of systems used with plasma and blood donors to automate the collection and processing of blood into its components: plasma, platelets, and red cells. We also develop and market a variety of systems to hospitals that automate the cleaning and reinfusion of a surgical patient’s blood during surgery, automate the tracking and distribution of blood in the hospital, and enhance blood diagnostics. We also market information technology platforms to promote efficient and compliant operations for all of our customer groups. Finally, we market consulting services to reduce costs and improve operating efficiencies in blood management.

PLASMA CATEGORY OF PRODUCTS AND SOLUTIONS

The Plasma Collection Market for Fractionation

Human plasma is collected and processed by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of immune diseases and coagulation disorders. Plasma is also used to aid patients with extreme blood loss such as trauma victims. Automated plasma collection technology allows for the safe and efficient collection of plasma. There are approximately 22 million liters of plasma obtained from automated collections worldwide annually. We market plasma collection devices, but do not make plasma-derived pharmaceuticals.

Many bio-pharmaceutical companies are vertically integrated in all components of their business and thus are now collecting and fractionating the plasma required to manufacture their pharmaceuticals. This vertical integration paved the way for highly efficient plasma supply chain management and the plasma industry leverages information technology to manage operations from the point of plasma donation to fractionation to the production of the final product.

Automated Plasma Collection Systems PCS (reported as “plasma” product line)

Until Haemonetics introduced automated plasma collection technology in the 1980s, plasma for fractionation was collected manually. Manual collection was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Today, the vast majority of plasma collections worldwide are performed using automated collection technology because it is safer and cost-effective. With PCS brand automated collection technology, more plasma can be collected during any one donation event because the other blood components are returned to the donor through sterile disposable sets used for the blood donation procedure.

Haemonetics offers “one stop shopping” to our plasma collection customers, enabling them to source from us the full range of products necessary for their plasma collection operations. We offer consulting services that help our customers develop business solutions to support process excellence, donor recruitment, and business design.

To implement those solutions, we offer a full range of products, including PCS brand plasma collection equipment and consumables, plasma collection containers, intravenous solutions, and tubing sealers necessary for plasma collection and storage. We market a protocol for our PCS system that shortens the donation process which allows our customers to improve the efficiency of their collections.

We also offer a robust portfolio of integrated information technology platforms for plasma customers to manage their donors, operations, and supply chain. eQue® Automated Interview and Assessment automates the donor interview and qualification process. eLynx® Workflow Optimization streamlines the workflow process in the plasma center. Donor Management System (DMS) provides plasma collection centers with the controls necessary to continually assess and evaluate donor suitability, determine the release-ability of units collected, and manage unit distribution. With our information technology platforms, plasma collectors are better able to manage processes across the plasma supply chain, react quickly to business changes, and identify opportunities to reduce costs.

BLOOD CENTER CATEGORY OF PRODUCTS AND SOLUTIONS

The Blood Collection Market for Transfusion

There are millions of blood donations throughout the world every year that produce blood products for transfusion to surgical, trauma, or chronically ill patients. In the U.S. alone, approximately 15 million units of blood are collected each year. Patients typically receive only blood components necessary to treat a particular clinical condition: for example, red cells to surgical patients, platelets to cancer patients, and plasma to trauma victims.

Platelet therapy is frequently used to alleviate the effects of bone marrow suppression, a condition in which bone marrow is unable to produce a sufficient quantity of platelets. Bone marrow suppression is most commonly a side effect of chemotherapy. Platelet therapy is also used for patients with bleeding disorders. Physicians who prescribe platelet therapy will commonly turn to “single donor” platelet products (i.e., enough platelets collected from one donor, during an automated collection, to constitute a transfusible dose) to minimize a patient’s exposure to multiple donors and possible blood-borne diseases.

Red cells are frequently transfused to patients to replace blood lost during surgery. Red cells are also transfused to patients with blood disorders, such as sickle cell anemia or aplastic anemia.

Plasma, in addition to its role in creating life saving pharmaceuticals, is frequently transfused to trauma victims and to replace blood volume lost during surgery.

Worldwide demand for blood is expected to continue to rise modestly as the population ages and more patients have need for and access to medical therapies that require blood transfusions. Furthermore, highly populated emerging markets countries are advancing their healthcare coverage and as greater numbers of people gain access to more advanced medical treatment, additional demand for blood components, plasma-derived drugs and surgical procedures increases directly. This increasing demand for blood is partially offset by the development of less invasive, lower blood loss procedures. Recently, the economy has also had an effect on the demand for blood, as fewer surgeries are performed. We expect the worldwide market for blood components to return to growing modestly in the low single digits.

Most donations worldwide are non-automated procedures (also referred to as manual or whole blood donations). In this process, whole blood is collected from the donor and then transported to a central laboratory where it is separated into its constituent parts: red cells, platelets and plasma. Haemonetics has a multi-year strategy to enter the whole blood market with new and differentiated solutions, including an automated whole blood collector. We don’t meaningfully participate in this market today, as we don’t offer collection kits. We do offer blood centers integrated information technology solutions that allow blood centers to effectively manage their operations.

Haemonetics is a leader in automated blood collections. While this share of the market is smaller, we believe that today it is a more effective way of collecting and distributing blood products. In this procedure, whole blood does not need to be transferred to a central laboratory for separation. Instead, the blood separation process is automated and occurs in “real-time” while a person is donating blood. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Automated blood component collection allows significantly more of the targeted blood component to be collected during a donation event.

We believe automation improves blood collection safety and efficiency, as well as regulatory compliance. In the U.S., automated collection systems annually collect more than 1.6 million red cell units and approximately 1.8 million platelet units (called “single donor” platelets). In many countries, blood collection is controlled by a single, usually governmental, organization. However, the United States does not have a single centralized blood collection system. While the American Red Cross collects about 40% of the nation’s blood, the remainder of the U.S. blood supply is procured from more than 100 other blood collection agencies. In addition, blood demand comes from over 4,000 hospitals throughout the United States. This decentralization of blood collection and the significant number of hospitals using blood makes it difficult to predict blood demand, adequately supply the right blood components, and effectively manage the blood supply chain.

Integrated information technology and blood management systems like the kind offered by Haemonetics are beginning to have an impact on the management of blood collection centers as blood collectors respond to demands for efficient blood supply chain management, seek to lower costs, and respond to ever-increasing regulatory restrictions.

Haemonetics’ Automated Blood Collection Systems (reported as “blood center” product line)

We market the MCS® brand apheresis system which collects specific blood components and returns to the donor the unwanted components.

The MCS system, as an automated platelet collection system, collects one or more therapeutic “doses” of platelets during a single donation by a volunteer blood donor. As noted above, platelets derived from a non-automated donation of whole blood (also called a manual collection) must be “pooled” together with platelets from 4-7 other donor’s platelets to make a single therapeutically useful dose because platelets are a very small portion of whole blood volume.

Our MCS brand system can also help blood collectors optimize the collection of red cells by automating the blood separation function, eliminating the need for laboratory processing, enabling the collection of two transfusible doses of red cells from a single donor thus minimizing red cell shortages. We call this our two-unit protocol or double red cell collection.

In addition to the two-unit protocol, blood collectors can use the MCS brand system to collect either one unit of red cells and a “jumbo” (double) unit of plasma or one unit of red cells and one unit of platelets from a single donor, or they may leukoreduce the two-unit red cell collections. Leukoreduction is the removal of potentially harmful white blood cells from the collected red cells to prevent or mitigate adverse reactions by the patient who receives the product. Leukoreduction has been adopted in many countries worldwide and an estimated 80% of all red cells in the U.S. are now leukoreduced.

Another Haemonetics system that is helping manage the supply of red cells is the ACP® 215 automated cell processing system, which allows blood collectors and hospitals to freeze and thaw red cells in order to maintain a frozen blood reserve. Red cells can be stored in a refrigerator for up to 42 days and can be stored frozen for up to 10 years. Blood reserves are often maintained to enable a hospital to respond adequately to large-scale emergencies where many people contemporaneously require blood transfusions or to treat patients who require transfusions of very rare blood types. Our blood processing systems can also remove plasma from red cells for patients who need specially treated blood.

Better balancing of demand with supply will also mitigate shortages. Our information technology platforms span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product. The eDonortm platform is a web based product that manages donor recruitment and retention. The Hemasphere® platform supports our customers’ key partners — organizations running blood drives — to manage the mobile blood drive process. Our Donor Doc software automates the interview and assessment process prior to a person donating. The eLynx® software optimizes the workflow processes in the donor center. SafeTrace® and the new El Dorado Donor® products are donation and blood unit management systems. The Surroundtm software supports laboratory testing management. We also offer products developed for the European market: Sapanettm, a software suite designed for workflow management and quality control in blood centers and laboratories; and Edgebloodtm and EdgeTrack, integrated software applications that manage activities of a transfusion center from blood donations to traceability of patient transfusions. Combined, these platforms help blood collectors to improve safety, regulatory compliance, and efficiency and to manage processes across the blood supply chain.

Haemonetics offers consulting services that leverage our experience in blood banking, lean manufacturing, and Six Sigma to recommend new approaches to business process excellence. Our internal use of business practice improvement tools spawned requests from our U.S. customer base to seek our training of their selected staff with the intent to develop expertise in problem solving and solution creation skills. Our consulting services address donor recruitment, operations, blood collection, quality control, and more.

HOSPITAL CATEGORY OF PRODUCTS AND SOLUTIONS

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

Surgical blood salvage involves the collection of a patient’s own blood during and after surgery, for reinfusion to that patient. In surgical blood salvage, blood is suctioned from a wound site, processed and washed through a centrifuge-based system which yields concentrated red cells available for transfusion back to the patient. This process occurs in a sterile, closed-circuit, single-use consumable set which is fitted into an electromechanical device. We market our surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons, or to surgical suite service providers.

Information technology has become increasingly important in hospital management as administrators strive to provide the best patient care at optimal costs. Despite this trend, there are limited platforms which help hospitals assess and improve blood management practices, track blood within their own hospital systems, or manage the costs of blood. Likewise, there are limited platforms to help hospitals predict demand for their blood suppliers, the blood collection agencies, and link the blood supply chain from donor to patient. As regulations continue to increase and as hospitals struggle with increasing costs, we believe information technology for blood supply chain management will play an important role in hospital administration.

Haemonetics’ Hospital Solutions

Over the last few years, hospitals have become more aware of their need to control costs and improve patient safety by managing blood more effectively. Our consulting services, products, and integrated technology platforms help hospitals optimize performance on blood acquisition, storage, and distribution.

Our TEG® Thromobelastograph Hemostasis Analyzer is a blood diagnostic instrument which measures a patient’s hemostasis or the ability to form and maintain blood clots. By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, if a transfusion is likely, whether to use donated blood or surgical blood salvage. Such planning supports the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, shorter intensive care unit and hospital stays, and exploratory surgeries. The TEG system is comprised of an electromechanical device, single use containers and reagents.

Clinicians may decide to use surgical blood salvage as an alternative to transfusion of donor blood. Our surgical blood salvage systems allow for the recovery, segregation and washing of red cells from blood lost by a patient during or after surgery. These red cells are then available to transfuse back to the patient if needed. The Cell Saver® brand system is a surgical blood salvage system targeted to procedures that involve rapid, high volume blood loss, such as cardiovascular surgeries. It has become the standard of care for high blood-loss surgeries. The newer cardioPAT® brand system is a surgical blood salvage system targeted to open heart surgeries when there is less blood loss at surgery, but where the blood loss continues post-surgery. The system is designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion. We have introduced the Quick-Connect feature for the cardioPAT system, which permits customers to utilize the processing set selectively, depending on the patient’s need.

The OrthoPAT® surgical blood salvage system is targeted to procedures, such as orthopedic, that involve slower, lower volume blood loss that often occurs well after surgery. The system is designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion. We have introduced the Quick-Connect feature for the OrthoPAT system, which permits customers to utilize the processing set selectively, depending on the patient’s need.

Also included in our hospital product line is the SmartSuction® product. This product is an advanced suction system for removal of blood and debris from the surgical field. The system is used in conjunction with surgical blood salvage.

Our software products help hospitals track and safely deliver stored blood products. SafeTrace TX, a software product which manages blood product inventory, performs patient cross-matching and manages transfusion. In addition, our BloodTrack® suite of solutions manages control of blood products from the hospital blood center through to the transfusion to the patient. “Smart” refrigerators located in operating suites, emergency rooms, and other parts of the hospital dispense blood units with just-in-time control and automated tracking for efficient documentation. With our more robust offerings, hospitals are better able to manage processes across the blood supply chain and identify increased opportunities to reduce costs and enhance processes.

Our IMPACTtm Online web-based software platform, which monitors and measures improvements in a hospital’s blood management practices, provides hospitals with a baseline view of their blood management metrics and helps monitor transfusion rates. If needed by a customer, we also offer business consulting solutions to support process excellence, donor recruitment, business design, and blood management efforts. We also provide blood management assessment tools to hospitals that enable our customers to monitor their progress in order to continually improve their performance.

Software Solutions

Enhancing the power of our products are the integrated software solutions that track and monitor blood units along all points in the supply chain, , including blood drive and donor management, blood processing, blood distribution, and transfusion management. For our plasma customers, we also provide information technology platforms for managing administrative functions and distribution at plasma fractionation facilities. While each Haemonetics information technology platform can be used as a “stand-alone,” the mission to provide ‘arm to arm’ blood management solutions is executed by the integration of these platforms. What’s more, the ability to evaluate data based on the integration of these systems allows customers to continually improve their systems. These systems provide the backbone of Haemonetics overall commitment to improving blood management systems nationally and globally.

Through our services group, we offer business consulting solutions to support process excellence, donor recruitment, business design, and blood management efforts. We also provide blood management assessment tools to hospitals.

When combining our software solutions with our devices, we meet our goal to give customers powerful tools for improving blood management while driving growth of our consumables. For example, a hospital may use our consulting services to analyze its blood management practices and recommend changes in practice. Then, the hospital can leverage our devices to predict blood demand, manage blood inventory, and reduce demand for donated blood. Finally, the hospital can use our IMPACTtm Online blood management business intelligence portal to monitor the results of its new practices. The positive patient impact and reduced costs from this integrated blood management approach can be significant. Likewise, by understanding best practices, blood demand, and discreet patient needs, hospitals can more frequently deploy our devices to ensure best patient care.

Each of our products, platforms, and services can be marketed individually. However, as our blood management solutions vision is to offer integrated closed loop solutions for blood supply chain management, our software solutions — that is, information technology platforms and consulting services — can be integrated with the devices and sold through our plasma, blood center, and hospital sales forces.

Our integrated product portfolios are as follows:

	Plasma Products	Blood Center Products	Hospital Products

Information Management	— eQuetm Automated donor interview system and database
 — eLynx® Donor workflow optimization software
 — DMS Blood component collection donor management
 — CaPS Secure plasma donor payment systems
— Business dashboards	— Donor Doctm Automated donor interview system and database
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
 — IMPACTtm Online
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
blood recovery system
 — OrthoPAT® Peri-and
post-operative blood
salvage system
 — cardioPAT® Blood
salvage for cardiovascular
surgeries
 — SmartSuction® Surgical
suite blood loss
management system
 — TEG® Computerized
blood testing and analyzing
device
 — BloodTrack® Blood and
transfusion management
software
Consulting Services	— Six Sigma — Lean manufacturing — Business solutions	— Six Sigma — Lean manufacturing — Donor recruitment — Automation Nationtm Consulting services for blood collectors — Collection optimization software validation	— Six Sigma — Lean manufacturing — Blood use optimization software validation

(ii)	Revenue Detail

We discuss our revenues using the following categories:

•	Disposables (also referred to as consumables, these revenues include the sale of single-use collection sets for blood component collection and processing and surgical blood salvage, plus the fees for the use of our equipment);

•	Software solutions (software sales and consulting services), including Haemonetics software solutions business; and

•	Equipment & other (includes the sale of devices, repairs performed under preventive maintenance contracts or emergency service visits, spare parts sales, and various service and training programs).

During fiscal year 2011, net revenues increased 4.8% over fiscal year 2010. Excluding the effect of the extra week in fiscal year 2010, net revenues for fiscal year 2011 increased 6.7%.

Sales of disposable products accounted for approximately 81.5% of net revenues in fiscal year 2011 and 86.0% of net revenues in fiscal year 2010. Sales of our disposable products were 0.6% lower in fiscal year 2011 than in fiscal year 2010, which were 8.4% higher than in fiscal 2009. Without the effects of foreign exchange, which increased 0.1% and 2.4% during fiscal year 2011 and 2010, respectively, disposable net revenues decreased 0.7% and increased 6.0% during fiscal year 2011 and 2010, respectively. The decrease in fiscal year 2011 is due to reduced collections resulting from slowed growth in plasma, as well as a reduced demand for automated red cell collection and surgical disposable products driven by both competitive pressures and market conditions resulting in fewer surgeries. This decrease was offset by continued strong sales in our emerging markets for platelets and increased revenue resulting from new adoption and continued penetration of our diagnostic product line. These increases to disposable net revenue were primary drivers for the increase during 2010.

Software solutions accounted for approximately 9.9% and 5.6% of net revenues in fiscal year 2011 and 2010, respectively. The software solutions increase during fiscal year 2011 was driven primarily by software services revenues associated with the acquisition of Global Med, which occurred on March 31, 2010.

Sales of equipment & other accounted for approximately 8.6% of net revenues in fiscal year 2011 and approximately 8.4% of net revenues in fiscal year 2010. The increase in equipment revenue during fiscal year 2011 was driven by acquisition related growth from the SEBRA products, which we acquired in September 2009, and growth in our emerging markets. Irrespective of the increases noted, equipment sales continue to be adversely impacted by restricted hospital capital spending and macro economic trends impacting health care funding across most of our markets.

(iii)	Marketing/Sales/Distribution

We market and sell our products to commercial plasma collectors, blood systems and independent blood centers, hospitals and hospital service providers, and national health organizations through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Sales representatives target the primary decision-makers within each of those organizations.

In fiscal year 2011, for the eleventh consecutive year, we received the Omega NorthFace ScoreBoard Award for exemplary service to customers. This award is presented to the highest-ranked organizations based on customer ratings of performance against customer expectations in areas such as phone support, on-site operations, technical services, and training.

(iv)	United States

In fiscal year 2011 and 2010, approximately 46.9% and 47.1%, respectively, of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products.

(v)	Outside the United States

In fiscal year 2011 and 2010, approximately 53.1% and 52.9%, respectively, of consolidated net revenues were generated through sales to non-U.S. customers. Our direct sales force in Europe and Asia includes full-time sales representatives and clinical specialists based in the United Kingdom, Germany, France, Sweden, the Netherlands, Italy, Austria, Hong Kong, Canada, Japan, Switzerland, Czech Republic, China, Taiwan, and Belgium. We also use various distributors to market our products in Russia, South America, the Middle East,

Africa, and the Far East. Additionally, we have established offices with marketing personnel who work with our distributors in Russia, Lebanon, India and Brazil.

(vi)	Research, Development and Engineering

Our research, development and engineering (“RD&E”) centers in the United States and Switzerland ensure that protocol variations are incorporated to closely match local customer requirements. Resulting from the integration of our Global Med Technologies, Inc. acquisition, our Haemonetics Software Solutions operates at El Dorado Hills, California, USA, Global Med’s headquarters, and Limonest, France. In addition, our Haemonetics Software Solutions also maintains development operations in Edmonton, Alberta, Canada.

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

Our expenditures for RD&E were $32.7 million for fiscal year 2011 (4.8% of net revenues) and $26.4 million for fiscal year 2010 (4.1% of net revenues). With the exception of the capitalization of software development costs (see Note 17), all RD&E costs are expensed as incurred. We expect to continue to invest resources in RD&E.

In fiscal year 2011, RD&E resources were allocated to supporting a next generation surgical blood salvage device, an automated whole blood collection system, and several other projects to enhance our current product portfolio. We also continued to invest in research into nanotechnology applications in the blood typing and screening field.

(vii)	Manufacturing

Our principal manufacturing operations (equipment, disposables, and solutions) are located in Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; Bothwell, Scotland; Niles, Illinois; Signy, Switzerland; and Draper, Utah.

In general, our production activities occur in controlled settings or “clean room” environments. Each step of the manufacturing and assembly process is quality checked, qualified, and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements.

Plastics are the principal component of our disposable products. Contracts with our suppliers help mitigate some of the short-term effects of price volatility in this market. However, increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials.

Some component sets manufacturing is performed by outside contractors according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished consumables in Singapore, Japan, and Thailand. Certain parts and components are purchased from various single sources. If necessary, we believe that, in most cases, alternative sources of supply could be identified and developed within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations. All of our other equipment and disposable manufacturing sites are certified to the ISO 13485 standard and to the Medical Device Directive allowing placement of the CE mark of conformity.

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

We created most of our technologies and have established a record of innovation and market leadership in each of the areas in which we compete. Although we compete directly with others, no other company offers the complete range of integrated solutions designed to meet customers’ needs across the entire blood supply chain.

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

In the automated plasma collection market, we principally compete with Fenwal, Inc. on the basis of quality, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. Fenwal, Inc. is an independent company founded in March 2007 when Texas Pacific Group and Maverick Capital acquired the Transfusion Therapies division of Baxter Healthcare Group. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, including Russia, Cuba, and Iran.

In March, 2011, Terumo Medical Corporation, a local competitor company in the Japanese automated plasma and platelet collection markets, announced it would acquire Caridian BCT (formerly Gambro BCT). Caridian BCT is one of our major competitors in automated platelet collection. Another major competitor in this area is Fenwal. In the automated platelet collection business, competition is based on continual performance improvement, as measured by the time and efficiency of platelet collection and the quality of the platelets collected. Each of these companies has taken a different technological approach in designing their systems for automated platelet collection. In the platelet collection market, we also compete with whole blood collections from which pooled platelets are derived.

In the automated red cell collection market, we also compete against Caridian BCT and Fenwal. However, it is important to note that only about 5% of the 40 million units of red cells collected worldwide and about 10% of the 15 million units of red cells collected in the U.S. annually are collected via automation today by these three companies combined. So, we more often compete with traditional manual methods of deriving red cells by collecting and separating whole blood. We compete on the basis of total cost, process control, product quality, and inventory management.

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

Within our hospital business, in the diagnostics market, the TEG Thrombelastograph Hemostasis Analyzer is used primarily in the surgical arena. One direct competitor, Rotem, is a competitor for us in Europe and in the United States. In fiscal year 2011, Rotem received 510(k) clearance for its device and selected reagents in the U.S. Other competitive technologies include standard coagulation tests that measure various aspects of hemostasis.

In the high blood loss surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. Each manufacturer’s technology is similar, and our Cell Saver competes principally with Medtronic, Fresenius, and Sorin Biomedica. Our cardioPAT system is the only washed surgical blood salvage device designed to recover red cells for transfusion where blood loss continues post operatively in heart surgery.

In the orthopedic surgical blood salvage market, we compete against non-automated processing systems whose end product is an unwashed red blood cell unit for transfusion to the patient. The OrthoPAT system is the only system that washes the blood and operates perioperatively. It is designed specifically for use in orthopedic surgeries where a patient often bleeds more slowly, bleeds less, and continues to bleed long after surgery.

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

The Japan Red Cross Society (JRC) represented 14.2% and 14.3% of our net revenues in fiscal year 2011 and 2010, respectively.

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

The FDA’s Quality System regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacturing and marketing of our products. We maintain customer complaint files, record all lot numbers of disposable products, and conduct periodic audits to assure compliance with FDA regulations. We place special emphasis on customer training and advise all customers that device operation should be undertaken only by qualified personnel.

The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations.

We are also subject to regulation in the countries outside the United States in which we market our products. The member states of the European Union (EU) have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE Marking for their products. Outside of the EU, many of the regulations applicable to our products are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be registered by those countries before they can be marketed in those countries.

We have complied with these regulations and have obtained such registrations. Federal, state and foreign regulations regarding the manufacture and sale of products such as ours are subject to change. We cannot predict what impact, if any, such changes might have on our business.

We are also subject to various environmental, health and general safety laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that sound environmental, health and safety performance contributes to our competitive strength while benefiting our customers, shareholders and employees.

(xiii)	Environmental Matters

Failure to comply with international, federal and local environmental protection laws or regulations could have an adverse impact upon our business or could require material capital expenditures. We continue to monitor changes in U.S. and international environmental regulations that may present a significant risk to the business, including laws or regulations relating to the manufacture or sale of products using plastics. Action plans are developed to mitigate identified risks.

(xiv)	Employees

As of April 2, 2011, we employed the full-time equivalent of 2,201 persons assigned to the following functional areas: manufacturing, 861; sales and marketing, 452; general and administrative, 372; research, development, and engineering, 246; and quality control and field service, 270. We consider our employee relations to be satisfactory.

(xv)	Availability of Reports and Other Information

All of our corporate governance materials, including the Principles of Corporate Governance, the Business Conduct Policy and the charters of the Audit, Compensation, and Nominating and Governance Committees are published on the Investor Relations section of our website at http://www.haemonetics.com/site/content/investor/corp_gov.asp. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

(D)	Financial Information about Foreign and Domestic Operations and Export Sales

The financial information required by this item is included herein in Note 15 of the financial statements, entitled Segment, Geographic and Customer Information. Sales to the Japanese Red Cross accounted for 14.2% of net revenues in fiscal year 2011. No other customer accounted for more than 10% of our net revenues. For more information concerning significant customers, see the subheading of Note 2 of the financial statements entitled, Concentration of Credit Risk and Significant Customers.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the plasma market, the effect of communicable diseases, the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 14 and 47.

If we are unable to successfully expand our product lines through internal research & development and acquisitions, our business may be materially and adversely affected.  Continued growth of our business depends on our maintaining a pipeline of profitable new products and successful improvements to our existing products. This requires accurate market analysis and carefully targeted application of intellectual and financial resources toward technological innovation or acquisition of new products. The creation and adoption of technological advances is only one step. We must also efficiently develop the technology into a product which confers a competitive advantage, represents a cost effective solution or provides improved clinical outcomes. The risks of missteps and set backs are an inherent part of the innovation and development processes in the medical device industry.

If we are unable to successfully grow our business through marketing partnerships and acquisitions, our business may be materially and adversely affected.  Promising partnerships and acquisitions may not be completed for reasons such as competition among prospective partners or buyers, our inability to reach satisfactory terms, or the need for regulatory approvals. Any acquisition that we complete may be dilutive to earnings and require that we invest significant resources. We may not be able to successfully integrate an acquired business into our existing business, make such businesses profitable, or realize anticipated market growth or cost savings. The economic environment may constrain our ability to access the capital needed for acquisitions and other capital investments.

As a medical device manufacturer we are subject to a number of laws and regulations. Non-compliance with those laws or regulations could adversely affect our financial condition and results of operations.  The manufacture, distribution and marketing of our products are subject to regulation by the FDA and other non-United States regulatory bodies. We must obtain specific regulatory clearance prior to selling any new product or service, a process which is costly and time consuming. Our operations are also subject to continuous review and monitoring by the FDA and other regulatory authorities. Failure to substantially comply with applicable regulations could subject our products to recall or seizure by government authorities, or an order to suspend manufacturing activities. As well, if our products were determined to have design or manufacturing flaws, this could result in their recall or seizure. Either of these situations could also result in the imposition of fines.

As a majority of our revenue comes from outside the United States, we are subject to export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.  Export of U.S. technology or goods manufactured in the United States to some jurisdictions requires special U.S. export authorization or local market controls that may be influenced by factors, including political dynamics, outside our control. Regulations relating to the use of certain materials in the manufacture of our products could also require us to convert our production to alternate material(s), which may be more costly or less effective.

Many of our competitors have significantly greater financial and other resources. Their greater financial resources may allow them to more rapidly develop new technologies and more quickly address changes in customer requirements.  Although no one company competes with us across our full line of products, we face competition in each of our product lines. Our ability to remain competitive depends on a combination of factors. Certain factors are within our control such as reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety, cost effectiveness and continued rigorous documentation of clinical performance. Other factors are outside of our control such as regulatory standards, medical standards, reimbursement policies and practices, and the practice of medicine.

Loss of a significant customer could adversely affect our business.  The Japan Red Cross Society (JRC) is a significant customer that represented 14.2% of our revenues in fiscal year 2011. Because of the size of this relationship we could experience a significant reduction in revenue if the JRC decided to significantly reduce its purchases from us for any reason including a desire to rebalance its purchases between vendors, or if we are unable to obtain and maintain necessary regulatory approvals in Japan. We also have a concentration of credit risk due to our outstanding accounts receivable balances with the JRC.

Additionally, certain other markets and industries can expose us to concentration risk. For example, in our commercial plasma business, customers are relatively large in size. Because of the size of the relationship, we could experience a significant reduction in revenue if one or more customers did not renew their contracts.

As a global corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.  International revenues and expenses account for a substantial portion of our operations and we intend to continue expanding our presence in international markets. In fiscal year 2011, our international revenues accounted for 53.1% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues for sales, as well as manufacturing and operational costs, denominated in foreign currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

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

There is a risk that the Company’s intellectual property may be subject to misappropriation in some countries.  Certain countries, particularly China, do not enforce compliance with laws that protect intellectual property (“IP”) rights with the same degree of vigor as is available under the U.S. and European systems of justice. Further, certain of the Company’s IP rights are not registered in China, or if they were, have since expired. This may permit others to produce copies of products in China that are not covered by currently valid patent registrations. There is also a risk that such products may be exported from China to other countries.

We sell our products in certain emerging economies.  Emerging economies, such as Brazil, Russia, India and China, have less mature product regulatory systems, and can have more volatile financial markets. In addition, government controlled health care systems’ willingness or ability to invest in our products and systems may abruptly change due to changing government priorities or funding capacity. Our ability to sell products in these economies is dependent upon our ability to hire qualified employees or agents to represent our products locally, and our ability to obtain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk, if we extend credit to customers in these economies.

In many of the international markets in which we do business, including certain parts of Europe, South America, the Middle East, Russia and Asia, our employees, agents or distributors offer to sell our products in response to public tenders issued by various governmental agencies.  There is additional risk in selling our products through agents or distributors, particularly in public tenders. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed, and we could be subject to fines, sanctions or both.

We have a complex international supply chain.  Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of subcomponents conforming to our specifications could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the United States and Scotland. We also regularly ship finished goods from Scotland to Europe and Asia.

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

Our products are made with materials which are subject to regulation by governmental agencies.  Environmental regulations may prohibit the use of certain compounds in products we market and sell into regulated markets. If we are unable to substitute suitable materials into our processes, our manufacturing operations may be disrupted. In addition, we may be obligated to disclose the origin of certain materials used in our products, including but not limited to metals mined from locations which have been the site of human rights violations.

We are entrusted with sensitive personal information relating to surgical patients, blood donors, employees and other persons in the course of operating our business and serving our customers.  Government agencies require that we implement measures to ensure the integrity and security of such personal data and, in the event of a breach of protocol, that we inform affected individuals. If our systems were not properly designed or implemented, or should suffer a breach of security or an intrusion (e.g., “hacking”) by unauthorized persons, the Company’s reputation could be harmed, and it could incur costs and liabilities to affected persons and enforcement agencies.

We operate in an industry susceptible to significant product liability claims.  These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our main facility, which the Company owns, is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 72,000 square feet for administrative and research, development and engineering activities and 3,000 square feet available for expansion. See Note 8 to the financial statements for details of our mortgage on the Braintree facility.

On property adjacent to the Braintree facility the Company leases 43,708 square feet of additional office space. This facility is used for sales, marketing, finance, legal, and other administrative services. Annual lease expense for this facility is $570,025.

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

The Company leases 99,931 square feet in Draper, Utah. This facility is used for the manufacturing of SEBRA whole blood equipment and the distribution of both SEBRA and plasma disposable products. Beginning in fiscal year 2012, this facility will also manufacture plasma disposables identical to the production in Leetsdale, PA. Annual lease expense is $471,594.

The Company owns a facility in Bothwell, Scotland used to manufacture disposable components for European customers. The original facility is approximately 22,200 square feet. An addition of 18,000 square feet was added in early fiscal year 2006. This expansion provided additional office space and 13,500 square feet of warehouse replacing space previously leased for this purpose.

The Company leases 26,264 square feet of office space in Signy, Switzerland. This facility is used for sales, marketing, finance and other administrative services. Annual lease expense for this space is $765,420.

The Company leases 6,214 square feet of space in Tokyo, Japan for sales, marketing, finance and other administrative offices. Annual lease expense is $820,932.

The Company owns a facility in Union, South Carolina. This facility is used for manufacture of sterile solutions to support our blood center and plasma businesses. The facility is approximately 69,300 square feet.

The Company also leases a 55,000 square foot facility in Stoughton, Massachusetts. This facility is used for warehousing and distribution of products. The annual lease expense is $261,250.

Haemonetics Software Solutions, which develops and markets software for the hospital, blood center, and plasma businesses, retains three leases. The first is 25,856 square feet of office space in Edmonton, Alberta, Canada. Annual lease expense is $317,169. The second is 17,624 square feet of office space in Rosemont, Illinois. Annual lease expense is $436,241. This facility was closed in December 2010. The third is 15,000 square feet of office space in El Dorado Hills, California. Annual lease expense is $204,000.

The Company also leases 22,346 square feet of space in Plaisir, France, to warehouse our products. The annual lease expense for this space is $247,514.

Arryx Inc., which performs research for the Company, leases 10,830 square feet of office and laboratory space in Chicago, Illinois. Annual lease expense is $207,122.

Haemoscope Corporation, which performs research and manufacturing for the Company, leases 16,478 square feet of office and manufacturing space in Niles, Illinois. Annual lease expense is $138,059.

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

Fenwal took three actions in response to this judgment. First, Fenwal appealed these rulings to the United States Court of Appeals for the Federal Circuit. Second, Fenwal modified the ALYX disposable in an effort to avoid the injunction. Third, Fenwal asked the Patent and Trademark Office to re-examine the validity of our patent.

On June 2, 2010, the Court of Appeals reversed the trial court’s claim construction and accordingly, vacated the original jury verdict finding infringement, and remanded the case to the trial court for further proceedings. We continue to believe the ALYX consumable kit infringes our patent even under the Court of Appeals’ claim construction.

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

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant

The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of Haemonetics Corporation.

PETER ALLEN (age 52) joined our Company in 2003 as President, Donor Division. Mr. Allen was appointed Chief Marketing Officer for Haemonetics in 2008. Prior to joining Haemonetics, Mr. Allen was Vice President of The Aethena Group, a private equity firm providing services to the global healthcare industry. From 1998 to 2001, he held various positions including Vice President of Sales and the Oncology Business at Syncor International, a provider of radiopharmaceutical and comprehensive medical imaging services. Previously, he held executive level positions in sales, marketing and operations in DataMedic, Inc., Enterprise Systems, Inc./HBOC, and Robertson Lowstuter, Inc. Mr. Allen has also worked in sales and marketing at American Hospital Supply Corporation and Baxter International, Inc.

PHILLIP J. BRANCAZIO (age 58) joined our Company in July 2009 as Vice President, Global Manufacturing. Prior to Haemonetics, Mr. Brancazio was Vice President of Manufacturing for Watson Pharmaceuticals, a generic drug manufacturer from 2004 — 2009. From 1999 to 2003 he worked with DPT

Laboratories, a contract manufacturing company, servicing the pharmaceutical industry, as Vice President of Manufacturing. Mr. Brancazio worked for Bristol Myers Squibb from 1976 to 1999. He held positions of increasing responsibility in Quality, Production, and Supply Chain, and Vice President of Manufacturing. Mr. Brancazio has a BS in Microbiology with a Minor in Chemistry from Texas A&M University, and an MBA from University of North Carolina, Greensboro.

BRIAN CONCANNON (age 53) joined our Company in 2003 as President, Patient Division and was promoted to President, Global Markets, in 2006. In 2007, Mr. Concannon was promoted to Chief Operating Officer. In April 2009, Mr. Concannon was promoted to President and Chief Executive Officer and elected to the Haemonetics Board of Directors. Immediately prior to joining the Company, Mr. Concannon was President, Northeast Region, Cardinal Health Medical Products and Services where he was employed since 1998. From 1985 to 1998, he was employed by American Hospital Supply Corporation, Baxter Healthcare Corp. and Allegiance Healthcare in a series of sales and operations management positions of increasing responsibility.

JOSEPH FORISH (age 58) joined our Company in 2005 as Vice President, Human Resources. Prior to joining Haemonetics, Mr. Forish held various global human resources leadership roles, including Vice President, Corporate Human Resources for Rohm and Haas Company. Prior to that, Mr. Forish was Vice President, Human Resources for the ConvaTec Division of Bristol-Myers Squibb Company.

MIKAEL GORDON (age 56) joined our Company in 2007 as President, Europe and was promoted to President, Global Markets in February 2009. Prior to joining Haemonetics, Mr. Gordon was Regional Executive Manager North & West Europe for GE Healthcare Clinical Systems. From 1997 to 2007 he held various executive positions as Vice President IT, VP Laboratory Products, VP Strategic Planning and VP Global Sales within Amersham Biosciences until the company was acquired by General Electric in 2004. Mr. Gordon has broad international business experience in the healthcare environment and has lived several years outside his home country. Mr. Gordon has a B.Sc. from the Stockholm School of Economics and is a Swedish national.

SUSAN HANLON (age 43) joined our Company in 2002 as Vice President and Corporate Controller. In 2004, she was promoted to Vice President Planning and Control, and in 2008, Ms. Hanlon was promoted to Vice President Finance. She presently has responsibility for Controllership, Financial Planning, Tax, and Treasury. Prior to joining Haemonetics, Ms. Hanlon was a partner with Arthur Andersen LLP in Boston.

MICHAEL KELLY (age 47) joined Haemonetics in July of 2010 as President, North America & Global Plasma. Prior to joining Haemonetics, Mr. Kelly was Senior Vice President and General Manager, Infection Prevention, for CareFusion Corporation from 2008 to 2010. From 1999 to 2008, Mr. Kelly served at Cardinal Health in a variety of General Management, Marketing, Business Development, and Sales positions. In 1991, he began his career with Baxter Healthcare as a sales representative. Mr. Kelly graduated from The Ohio State University, Columbus, OH with a Bachelor of Science in Business Administration and an MBA.

CHRISTOPHER LINDOP (age 53) joined our Company in January of 2007 as Vice President and Chief Financial Officer. In 2007, Mr. Lindop also assumed responsibility for business development. Mr. Lindop is also responsible for our Software Solutions business. Prior to joining Haemonetics, Mr. Lindop was Chief Financial Officer at Inverness Medical Innovations, a global developer of advanced consumer and professional diagnostic products from 2003 to 2006. Prior to this, he was Partner in the Boston offices of Ernst & Young LLP and Arthur Andersen LLP.

WARREN NIGHAN (age 42) joined our Company in November of 2010 as Vice President of Worldwide Quality & Regulatory Affairs. Mr. Nighan previously served as Vice President Quality & Regulatory for St. Jude Medical in Minneapolis, Minnesota from 2009 to 2010. Prior to that, Mr. Nighan was the Worldwide Vice President of Quality for Covidien from 1999 to 2008. Mr. Nighan holds a Bachelors degree in Nursing from Northeastern University.

DR. JONATHAN WHITE (age 51) joined our Company in 2008 as Vice President, Research and Development. Dr. White joined Haemonetics from Pfizer, where he held a number of roles including Chief Information Officer, and where he was employed from 1998 to 2008. From 1992 to 1998, he was a management consultant at McKinsey and Company in New York. Dr. White is a Fellow of the Royal College

of Surgery in England. He completed his qualifications as a neurosurgeon and worked in both clinical and academic medical settings. In addition, he holds a Masters degree in Computer Science from Cambridge in England, and a Masters degree in Business Administration from INSEAD in France.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended April 2, 2011:
Market price of Common Stock:
High	$60.65	$59.01	$64.83	$66.70
Low	$52.58	$50.50	$53.11	$57.73
Fiscal year ended April 3, 2010:
Market price of Common Stock:
High	$58.92	$60.23	$57.60	$59.57
Low	$46.89	$52.01	$51.40	$52.40

There were approximately 308 holders of record of the Company’s common stock as of April 30, 2011. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return provided to shareholders on Haemonetics Corporation’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/31/2006 and its relative performance is tracked through 3/31/2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Haemonetics Corporation, The S&P 500 Index
And The S&P Health Care Equipment Index

*	$100 invested on 3/31/06 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/06	3/07	3/08	3/09	3/10	3/11
Haemonetics Corporation	100.00	92.08	117.35	108.49	112.57	129.09
S&P 500	100.00	111.83	106.15	65.72	98.43	113.83
S&P Health Care Equipment	100.00	108.60	112.38	77.24	107.82	109.40

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

Haemonetics Corporation and Subsidiaries Five-Year Review

	2011	2010	2009	2008	2007
	(In thousands, except per share and employee data)

Summary of Operations
Net revenues	$676,694	$645,430	$597,879	$516,440	$449,607
Cost of goods sold	321,485	307,949	289,709	258,715	222,307

Gross profit	355,209	337,481	308,170	257,725	227,300

Operating expenses:
Research, development and engineering	32,656	26,376	23,859	24,322	23,884
Selling, general and administrative	213,899	214,483	198,744	163,116	137,073
Contingent consideration income	(1,894)	(2,345)	—	—	—
Asset impairments	—	15,686	—	—	—
Cost to equity	—	—	—	—	225
In process research and development	—	—	—	—	9,073
Arbitration & settlement income	—	—	—	—	(5,700)

Total operating expenses	244,661	254,200	222,603	187,438	164,555

Operating income	110,548	83,281	85,567	70,287	62,745
Other income (expense), net	(467)	(2,010)	(565)	7,015	9,591

Income before provision for income taxes	110,081	81,271	85,002	77,302	72,336
Provision for income taxes	30,101	22,901	25,698	25,322	23,227

Net income	$79,980	$58,370	$59,304	$51,980	$49,109

Income per share:
Basic	$3.19	$2.29	$2.34	$2.01	$1.84
Diluted	$3.12	$2.24	$2.27	$1.94	$1.78
Weighted average number of shares	25,077	25,451	25,389	25,824	26,746
Common stock equivalents	519	612	784	922	903
Weighted average number of common and common equivalent shares	25,596	26,063	26,173	26,746	27,649

	2011	2010	2009	2008	2007

Financial and Statistical Data:
Working capital	$340,160	$250,888	$289,530	$261,757	$321,654
Current ratio	4.1	2.9	4.1	3.7	4.9
Property, plant and equipment, net	$155,528	$154,313	$137,807	$116,484	$90,775
Capital expenditures	$46,669	$56,304	$56,379	$57,790	$40,438
Depreciation and amortization	$48,145	$43,236	$36,462	$31,197	$27,504
Total assets	$833,264	$760,928	$649,693	$608,950	$572,735
Total debt	$4,879	$20,520	$6,038	$12,363	$28,876
Stockholders’ equity	$686,136	$593,124	$539,884	$494,188	$479,648
Return on average equity	12.5%	10.3%	11.5%	10.5%	10.7%
Debt as a % of stockholders’ equity	0.7%	3.5%	1.1%	2.5%	6.0%
Employees(a)	2,201	2,327	2,016	1,875	1,826
Net revenues per employee	$307	$277	$297	$275	$246

(a)	Reflects the addition of Global Med employees at the end of fiscal year 2011 and 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)	Our Business

Our medical device systems automate the collection and processing of donated blood; assess likelihood for blood loss; and salvage and process blood from surgery patients. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Specifically, our plasma and blood center systems allow users to collect and process only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient’s clotting ability) to aid clinicians in assessing the cause of bleeding resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital.

We also market information technology platforms that are used by blood and plasma collectors to eliminate previously manual functions. These platforms improve the safety and efficiency of blood collection logistics, mobile drive management and donor recruitment, and blood processing and distribution. We market information technology platforms for hospitals to dispense and track blood inventory in the hospital. These platforms improve the efficiency of hospital transfusion systems and automate manual processes. We also market a blood management dashboard that allows hospital customers to mine their own data stored in disparate systems to assess their blood management practices, and implement change quickly.

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

Our disposable revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 81.5% of our net revenues for fiscal year 2011, 86.0% of our net revenues for fiscal year 2010, and 85.7% of our net revenues for fiscal year 2009.

(B)	Product Categories

Although we manage our business as one operating segment, we address our customer constituents through four global product categories: plasma, blood center, hospital, and software solutions. Each of our products, platforms, and services can be marketed individually. However, as our blood management solutions vision is to offer integrated closed loop solutions for blood supply chain management, our software solutions — that is, information technology platforms and consulting services — can be integrated with the devices and sold through our plasma, blood center, and hospital sales forces. Our integrated product portfolios are as follows:

Plasma Products and Solutions

Our plasma products include systems to collect plasma, which is then fractionated and made into bio-pharmaceuticals. Our plasma solutions include information technology platforms and consulting services that support improved operational efficiency and regulatory compliance. We market our plasma products primarily to for-profit global plasma collectors which are frequently owned by large bio-pharmaceutical companies and often pay a fee for donations. In addition, not for profit organizations like the Japan Red Cross utilize our products.

Plasma Systems:

Our PCS brand systems automate the collection of plasma from donors who are most often paid a fee for their donation. The collected plasma is then processed into therapeutic pharmaceuticals. Automated plasma collection, or plasmapheresis, is a safe and cost-effective procedure.

Plasma Solutions:

Plasma was the first transfusion market we entered with information technology platforms. As a result, we have a robust portfolio of information technology platforms for plasma customers. Our plasma information technology platforms span the plasma supply chain and include products that manage registration, donor processing, laboratory processing, back office functions, supply chain management, and distribution. Our products include: eQue Automated Interview and Assessment, eLynx Workflow Optimization, DMS Donor Management System, and the CaPS Cash Payment System. With our information technology platforms, plasma collectors are better able to manage processes across the plasma supply chain, react quickly to business dynamics, and identify increased opportunities to reduce costs. For consulting services, we offer customers business solutions to support process excellence, donor recruitment, and business design.

Blood Cemter Products and Solutions

Our blood center products include systems to collect plasma, platelets and red cells from blood donors. These blood components, including the plasma, are used for transfusion to patients. Our blood center solutions include information technology platforms and consulting services that support improved operational efficiency and regulatory compliance. We market our blood center products primarily to not-for-profit blood collectors or national health agencies.

Blood Center Systems:

We market two MCS brand systems. The first MCS brand system automates the collection of platelets and other blood components from volunteer donors. The systems enable the donation of a larger number of the donor’s platelets, which are then generally transfused to cancer patients and others with bleeding disorders. Before the advent of our automated platelet collection technology, the “pooling” or combination of platelets from 4 to 7 different donors was the only way to prepare a single therapeutic dose of platelets for transfusion to a patient. Our MCS line of products allows the collection of a sufficient number of platelets from only one donor to produce one or two therapeutic doses.

We market another MCS brand system to automate the collection of red cells from volunteer donors. These systems improve the blood collector’s operational efficiency by increasing the number of blood components collected per donation event. Automation allows for a significantly higher number of red cells to be collected than the traditional (non-automated, whole blood) collection method. Automation helps blood collectors address red cell shortages that commonly plague health care systems. The highest sales volume product in the MCS red cell product line is our double red cell collection technology which allows for two units of red cells to be collected from one donor. Specialty protocols enabling the simultaneous collection of a unit of red cells and a unit of plasma or a unit of red cells and a unit of platelets are also available in various parts of the world.

Our ACP brand systems automate the process used to freeze, thaw and wash red blood cells which enables blood collectors and the military to store frozen red cells and ultimately better manage blood inventories. The ACP systems can also be used to wash liquid stored red blood cells units to significantly reduce plasma proteins within these units before transfusion to patients with special transfusion requirements.

Blood Center Solutions:

Through internal product development and acquisition, we have significantly bolstered our blood center information technology offerings over the past three years. Our platforms now span the blood collection supply chain and include products that manage blood drives, donor recruitment and processing, operations, and laboratory processing. Our products include: eQue and Donor Doc Automated Interview and Assessment, Hemasphere, El Dorado Donor, eLynx Workflow Optimization, SafeTrace, Sapanet, Surround, Edgeblood and EdgeTrack. With our information technology platforms, blood collectors are better able to manage processes across the blood supply chain and improve safety, regulatory compliance and efficiency. For consulting services, we offer customers business solutions to support process excellence, quality control, and business design, including resource allocation and utilization.

Hospital Products and Solutions

Our hospital products include a surgical diagnostic system that measures hemostasis (clotting ability), giving clinicians valuable information to assess the patient’s hemostasis before, during, and after surgery, and systems to collect blood during and after surgery, wash and filter unwanted substances from the blood, and prepare the blood for reinfusion to the surgical patient. Our hospital products also include a system for tracking and dispensing blood in the hospital. Our hospital solutions include IMPACT Online, an information technology platform to track blood use and best practices in blood management, as well as consulting services that assess blood management practices and recommend appropriate changes to ensure quality patient care at optimal costs. We market these hospital products to hospitals and hospital service providers.

Hospital Systems:

Our TEG Thrombelastograph Hemostasis Analyzer is a blood diagnostic instrument which measures a patient’s hemostasis or the ability for the specific patient to form a clot and for the clot to break down. By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, if a transfusion is necessary, to provide only the blood component(s) necessary to stop the patient’s bleeding. Such planning supports the best possible clinical outcome, which can lead to lower hospital costs through reduced adverse transfusion reactions, use of fewer blood components, shorter intensive care unit and hospital stays, and fewer needs for exploratory surgery.

Our surgical blood salvage systems allow for the recovery, separation and washing of red cells from blood lost by a patient during or after surgery, so that red cells can be made available to transfuse back to the patient if needed. In this way, a surgical patient can receive transfusions of the safest blood possible, his or her own. Our surgical blood salvage systems include: our Cell Saver brand systems for higher blood loss surgeries and trauma; our OrthoPAT brand systems for lower, slower blood loss orthopedic procedures; and our cardioPAT brand system for lower blood loss cardiovascular procedures, like beating heart surgeries, or for use after higher blood cardiovascular surgeries. We also market the SmartSuction system which is used to clear blood and debris from the surgical field in conjunction with surgical blood salvage.

Hospital Solutions:

Through internal development and acquisition, we have a portfolio of hospital solutions. SafeTrace TX and BloodTrack products can manage blood product inventory, perform patient cross-matching, and manage transfusion. IMPACT Online is a business intelligence web-based portal solution which monitors and measures improvements in a hospital’s blood management practices. Where before, data was siloed across multiple information platforms, IMPACT Online compiles data from across the hospital, and provides administrators with actionable information. With our products, hospitals are better able to manage processes across the blood supply chain and identify opportunities to reduce costs and enhance processes.

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

Software Solutions

Our software solutions offerings include information technology platforms and consulting services which promote efficiency in blood management. Our software solutions address a universal customer goal — to provide the best patient care at optimal cost. We market our software solutions to plasma and blood collectors as well as to hospitals. While we employ a software solutions sales force, we also leverage our plasma, blood center, and hospital sales force to cross-sell devices with software solutions.

Our BloodTrack systems manage control of blood products from the hospital blood center through to the transfusion to the patient. “Smart” refrigerators located in operating suites, emergency rooms, and other parts of the hospital dispense blood units with just-in-time control and automated tracking for efficient documentation.

Each of our products, platforms, and services can be marketed individually. However, as our blood management solutions vision is to offer integrated closed loop solutions for blood supply chain management, our software solutions — that is, information technology platforms and consulting services — can be integrated with the devices and sold through our plasma, blood center, and hospital sales forces.

Financial Summary

				% Increase/	% Increase/
	April 2,	April 3,	March 28,	(Decrease)	(Decrease)
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands, except per share data)

Net revenues	$676,694	$645,430	$597,879	4.8%	8.0%
Gross profit	$355,209	$337,481	$308,170	5.3%	9.5%
% of net revenues	52.5%	52.3%	51.5%
Operating expenses	$244,661	$254,200	$222,603	(3.8)%	14.2%
Operating income	$110,548	$83,281	$85,567	32.7%	(2.7)%
% of net revenues	16.3%	12.9%	14.3%
Interest expense	$(6)	$(742)	$(64)	(99.2)%	1059.4%
Interest income	$384	$399	$1,968	(3.8)%	(79.7)%
Other expense, net	$(845)	$(1,667)	$(2,469)	(49.3)%	(32.5)%
Income before taxes	$110,081	$81,271	$85,002	35.4%	(4.4)%
Provision for income tax	$30,101	$22,901	$25,698	31.4%	(10.9)%
% of pre-tax income	27.3%	28.2%	30.2%
Net income	$79,980	$58,370	$59,304	37.0%	(1.6)%
% of net revenues	11.8%	9.0%	9.9%
Earnings per share-diluted	$3.12	$2.24	$2.27	39.3%	(1.3)%

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2011 and 2009 each includes 52 weeks with all four quarters each having 13 weeks. Fiscal year 2010 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. For fiscal year 2011, net revenues increased 4.8%. Excluding the effect of the extra week in fiscal year 2010, net revenues for fiscal year 2011 increased 6.7%.

Net revenues for fiscal year 2011 increased 4.8% over fiscal year 2010. The effects of foreign exchange accounted for an increase of 0.2% over fiscal year 2010. The increase noted reflects the positive impact of recent acquisitions, which contributed 5.3% to revenue growth for fiscal year 2011, as well as strong revenue growth from emerging markets, notably Russia and Asia.

Net revenues for fiscal year 2010 increased 8.0% over fiscal year 2009. The effects of foreign exchange accounted for an increase of 1.9% over fiscal year 2009. The remaining increase of 6.1% is mainly due to increases in our disposables revenue and increased revenues as a result of three acquisitions completed during fiscal year 2010. The increase in disposables revenue resulted primarily from disposable unit increases in the plasma, platelet and diagnostic product lines.

Gross profit increased 5.3% during fiscal year 2011. The effects of foreign exchange decreased gross profit by 0.1% over fiscal year 2010. Absent foreign exchange, gross profit increased 5.4%, which was largely driven by higher software sales as a result of the Global Med acquisition and cost improvements in our manufacturing operations. Our gross profit margin percentage improved 20 basis points for fiscal year 2011 as compared to fiscal year 2010. Increased software sales positively impacted gross margin percentage. These increases were partly offset by increased inventory reserves during fiscal year 2011.

During fiscal year 2010, gross profit increased 9.5%. Foreign exchange resulted in a 4.5% increase in gross profit from fiscal year 2009. The remaining increase of 5.0% was due primarily to the net increase in sales and the positive impact of cost reductions including the automation process in our Pittsburgh facility. This increase was partly offset by increased spending on quality initiatives. Our gross profit margin percent improved 80 basis points for fiscal year 2010 as compared to fiscal year 2009. Major factors impacting the gross margin percent improvement of 80 basis points included foreign exchange, manufacturing efficiencies, and fixed cost leverage. These improvements were partly offset by changes in product mix driven by higher sales of lower gross margin plasma products and aforementioned increase in spending on quality initiatives.

Operating expenses decreased 3.8% during fiscal year 2011 over fiscal year 2010. Foreign exchange accounted for a decrease in operating expenses of 0.1% for fiscal year 2011. Without the effects of foreign exchange, operating expenses decreased 3.7% during fiscal year 2011. Fiscal year 2010 included asset write downs totaling $15.7 million related to the abandonment of our next generation platelet apheresis platform and a blood center donation management software product. No similar write downs were experienced in fiscal 2011. The decreases for fiscal year 2011 also included a reduction in the expense associated with cash bonus incentive compensation for this fiscal year cost. The decreases were offset by higher operating expenses associated with the Global Med acquisition.

Operating expenses increased 14.2% in fiscal year 2010 from fiscal year 2009. Foreign exchange accounted for an increase of 0.1% for fiscal year 2010. Without the effects of foreign exchange, operating expenses increased 14.1% during fiscal year 2010. The higher operating expenses in the fiscal year 2010 included the asset write downs noted above as well as costs related to the separation of employees in connection with our transformation plan.

During fiscal year 2011, operating income increased 32.7% compared to fiscal year 2010. Foreign exchange resulted in a 0.1% increase in operating income during the fiscal year. Without the effects of foreign currency, operating income increased 32.6% over fiscal year 2010. The growth in revenues from our emerging markets, the acquisition of Global Med and lower cash bonus incentive compensation were significant contributors to the improvement in operating income. Additionally, we incurred significant costs in fiscal year 2010 related to asset write downs, positively impacting operating income growth as no similar costs were incurred in fiscal year 2011.

Operating income decreased 2.7% during fiscal year 2010. The effects of foreign exchange accounted for an increase in operating income of 14.8%. Without the effects of foreign exchange, operating income decreased 17.5% during fiscal year 2010. Several items contributed to the reduction in operating income, including the asset write downs noted above, restructuring costs, costs to consummate the acquisition of Global Med, and increased operating expenses related to new business acquisitions, blood management solutions, research and development, and our enterprise resource planning system. These decreases were partially offset by income resulting from the re-measurement of the fair value of contingent consideration from our Neoteric acquisition, the decrease in employee bonus expense, and the increases in gross profit described above.

Net income increased 37.0% during fiscal year 2011. Without the effects of foreign exchange, which accounted for an increase of 0.7%, net income increased 36.3% for fiscal year 2011. The increases in operating income and lower foreign exchange losses were the principal reasons for the improvement in net income.

Net income decreased 1.6% during fiscal year 2010. The main factors that affected net income were the decrease in operating income described above and an increase in other expense that resulted due to increased interest expense associated with our contingent purchase price liability and reduced interest income due to a significant reduction in the interest rate yields on cash and cash equivalents.

Market Trends

Plasma Market

Changes in demand for plasma-derived pharmaceuticals, particularly immunoglobulin (“IG”), is the key driver of plasma collection volumes in the commercial plasma collection market. Various factors related to the supply of plasma and the production of plasma-derived pharmaceuticals also affect demand, including the following:

•	There has been significant industry consolidation among plasma collectors and fractionators. Industry consolidation impacts us when a collector changes the total number of its collection centers, the total number of collections performed per center or changes the plasma collection system (either Haemonetics or a competitive technology) used to perform some or all of those collections.

•	The supply of source plasma also affects demand for additional collections of source plasma.

•	The newer plasma fractionation facilities are more efficient in their production processes, utilizing less plasma to make similar quantities of pharmaceuticals and vaccines.

•	Reimbursement guidelines affect the demand for end product pharmaceuticals.

•	Newly approved indications and diagnosis of new patients requiring plasma derived therapies increase the demand for plasma.

During fiscal year 2011, the supply and demand balance for plasma in the U.S. and Europe experienced a correction after five consecutive years of double digit growth. The relatively flat growth in collections this fiscal year resulted from plasma supply exceeding the demand for fractionation. While global markets for plasmapheresis have been growing, the market in Japan has declined. The Japan Red Cross has shifted some of its plasma for fractionation from plasmapheresis to recovered plasma from whole blood collections. This change has reduced demand for automated plasma collections. Currently, demand for plasma-derived therapies is driving plasma collection growth of approximately 5-7% per year.

Blood Center Market

In the blood center market, we sell products used in the collection of platelets and red cells.

Despite modest increases in the demand for platelets in the United States, Europe, and Japan, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for automated collections and related disposables in these countries. With changes in healthcare and social security systems in emerging markets, a larger number of people get access to state of the art medical treatments, which drives the demand for platelet transfusions and represent a faster growing market.

After several years of modest increases in demand for red cell transfusions and a general shortage of volunteer donors, the market in recent years has experienced lower demand for red cells due to fewer elective surgeries and an increase in the number of available donors due to both changes in regulation in our major markets. The reduced demand for red cells adversely impacted our red cell business. We believe that blood collectors’ imperative to improve operating efficiency and regulatory compliance, coupled with increased demand for red cells, will provide growth opportunities for our red cell technology in the future.

Hospital Market

In the hospital market, we sell cardiovascular surgical blood salvage systems, orthopedic surgical blood salvage systems, and a blood diagnostics instrument.

Our Cell Saver brand surgical blood salvage system was designed as a solution for rapid, high volume blood loss procedures, such as cardiovascular surgeries. This part of the surgical blood salvage market is declining and will likely continue to decline due to improved surgical techniques which minimize blood loss and a decrease in the number of surgeries performed because patients are undergoing less invasive procedures before moving to surgeries. The cardioPAT system, a surgical blood salvage system targeted at cardiovascular procedures when there is less blood loss, is designed to meet the market needs created by these improved surgical techniques. The cardioPAT can be used intra-operatively as well as post-operatively when blood loss continues while the patient is in recovery.

Our OrthoPAT technology is used to salvage red cells in lower blood loss orthopedic procedures, including hip and knee replacement surgeries. The OrthoPAT is the only system on the market designed to collect, separate and wash a patient’s blood lost during and after surgery. While cell salvage is not yet a standard of care for U.S. orthopedic procedures, we position this device as an effective alternative to patient pre-donation or non-washed autotransfusion systems. Particularly in the United States, hip and knee replacement surgeries are frequently elective surgeries and as a result are subject to economic conditions.

Our TEG system is a diagnostic tool which allows an assessment of a patient’s hemostasis so the surgeon can then decide the best blood-related clinical treatment for the individual patient. TEG product line sales further strengthened in fiscal year 2011. This product’s growth is dependent on hospitals adopting this technology as a standard practice in their blood management programs.

RESULTS OF OPERATIONS

Net Revenues by Geography

	April 2,	April 3,	March 28,	% Increase	% Increase
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

United States	$317,355	$303,965	$279,029	4.4%	8.9%
International	359,339	341,465	318,850	5.2%	7.1%

Net revenues	$676,694	$645,430	$597,879	4.8%	8.0%

International Operations and the Impact of Foreign Exchange

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.

Our revenues generated outside the U.S. approximated 53.1%, 52.9%, and 53.3% of net revenues during fiscal year 2011, 2010, and 2009, respectively. During fiscal year 2011, 2010, and 2009, revenues in Japan accounted for approximately 16.3%, 17.0%, and 16.3%, respectively, of our total revenues. The natural disasters that occurred in Japan in late-March 2011 did not materially affect our operations for fiscal year 2011 and are not expected to have a material impact to our operations in future periods. Revenues from Europe accounted for approximately 27.6%, 28.0%, and 29.5% of our total revenues for fiscal year 2011, 2010, and 2009, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.

For fiscal year 2011 as compared to fiscal year 2010, the effects of foreign exchange resulted in a 0.2% increase in sales. For fiscal year 2010 as compared to fiscal year 2009, the effects of foreign exchange accounted for a 1.9% increase in sales

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Product Type

				% (Decrease)	% Increase/
	April 2,	April 3,	March 28,	/ Increase	(Decrease)
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Disposables	$551,836	$555,226	$512,230	(0.6)%	8.4%
Software solutions	66,876	35,919	31,605	86.2%	13.6%
Equipment & other	57,982	54,285	54,044	6.8%	0.4%

Net revenues	$676,694	$645,430	$597,879	4.8%	8.0%

Disposables Revenues by Product Type

				% (Decrease)	% Increase/
	April 2,	April 3,	March 28,	/ Increase	(Decrease)
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Plasma disposables	$227,209	$232,378	$202,165	(2.2)%	14.9%
Blood center disposables
Platelet	156,251	151,026	143,423	3.5%	5.3%
Red cell	46,828	48,031	49,508	(2.5)%	(3.0)%

	203,079	199,057	192,931	2.0%	3.2%

Hospital disposables
Surgical	66,503	69,942	67,697	(4.9)%	3.3%
OrthoPAT	35,631	37,079	35,420	(3.9)%	4.7%
Diagnostics	19,414	16,770	14,017	15.8%	19.6%

	121,548	123,791	117,134	(1.8)%	5.7%

Total disposables revenue	$551,836	$555,226	$512,230	(0.6)%	8.4%

Disposables Revenue

Disposables include the Plasma, Blood center, and Hospital product lines. Disposables revenue decreased 0.6% during fiscal year 2011 and increased 8.4% during fiscal year 2010. Foreign exchange resulted in a 0.1% increase and 0.2% decrease for fiscal years 2011 and 2010, respectively. Without the effect of foreign exchange, disposables revenue decreased 0.7% and increased 8.6% for fiscal year 2011 and 2010, respectively.

Plasma

Plasma disposables revenue decreased 2.2% during fiscal year 2011. Foreign exchange accounted for a decrease of 0.9% over fiscal year 2010. Without the effects of foreign exchange, plasma disposables revenue decreased 1.3% during fiscal year 2011. This decrease was driven by lower apheresis plasma collection volume in Japan as more plasma was sourced by the Japan Red Cross as a byproduct from its whole blood collections, a trend that we expect to continue into the next year. Additionally, one of our significant customers has removed one of its products from the market, which negatively affected our sales in the U.S. and Europe. Finally, our commercial plasma customers have slowed their growth and in some cases reduced collections from last year’s levels in the first half of fiscal year 2011 following several years of significant growth.

During fiscal year 2010, plasma disposable revenue increased 14.9%. Foreign exchange resulted in a 2.1% increase over fiscal year 2009. The remaining 12.8% increase was principally due to unit volume increases resulting from both market and share increases as well as price increases. The market increase is due to the demand for plasma derived pharmaceuticals. Demand for source plasma to make collecting pharmaceuticals grew strongly earlier in the year and moderated at the end of fiscal year 2010, a trend which continued in fiscal year 2011.

Blood Center

Blood center consists of disposables used to collect platelets, red cells, and plasma for transfusion.

Platelet

Platelet disposables revenue increased 3.5% during fiscal year 2011. Foreign exchange accounted for 2.0% of this increase. Without the effect of foreign exchange, platelet disposable revenue increased 1.5% during fiscal year 2011. Sales increased across emerging markets throughout the fiscal year, which is the primary driver of the increase in revenue. Sales declines in our European direct market were attributable to competition and the switch from apheresis platelets to platelets derived from whole blood collections, which is the primary driver for the decline in net revenue in Europe.

During fiscal year 2010, platelet disposable revenue increased 5.3%. Foreign exchange resulted in a 4.0% increase in platelet disposable revenue over fiscal year 2009. The remaining 1.3% increase was due to growth in emerging markets. These increases were partially offset by decreases due to loss of market share in Europe.

Red Cell

Red cell disposables revenue decreased 2.5% during fiscal year 2011. Foreign exchange accounted for a revenue decrease of 0.5% from fiscal year 2010. The remaining decrease of 2.0% was driven by lower demand for red cells as a result of fewer surgeries, resulting in a reduced demand for automated red cell collection. We believe that blood collectors’ efforts to improve operating efficiency and regulatory compliance, coupled with an expected return of donor shortages, will provide important growth opportunities for our red cell products in the future.

During fiscal year 2010, red cell disposable revenue decreased 3.0% compared to fiscal year 2009. Foreign exchange accounted for a decrease of 0.3%. Without this effect, disposables revenue decreased 2.7%. Our red cell products are sold primarily to blood collectors, such as blood centers and government agencies. Sales are driven by the total level of red cell collections, the percentage of those collections done with apheresis devices and our market share of those automated collections. During fiscal year 2010, the reduced demand for red cells adversely impacted our red cell business.

Hospital

Hospital consists of Surgical, OrthoPAT, and Diagnostics products. The hospital product line includes the following brand platforms: the Cell Saver brand, the TEG brand, the OrthoPAT brand, the cardioPAT brand, and the SmartSuction Harmony products.

Surgical

Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenues from our surgical disposables decreased 4.9% during fiscal year 2011. Foreign exchange resulted in a decrease of 0.1% in surgical disposables revenue for the fiscal year. Without the effects of foreign currency, the decrease in surgical disposables revenue of 4.8% for the fiscal year was the result of a decrease in demand across our European and North American markets, driven by both competitive pressures and market conditions resulting in fewer surgeries. This decrease was partly offset by strong sales in our emerging markets.

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

OrthoPAT

Revenues from our OrthoPAT disposables decreased 3.9% during fiscal year 2011. Foreign exchange resulted in a decrease in OrthoPAT disposables revenue of 0.2% over fiscal year 2010. Without the effect of foreign currency, OrthoPAT disposables revenue decreased by 3.7%. The decline in fiscal year 2011 revenue was driven by a decrease in the frequency of use of the OrthoPAT.

In April 2011, we announced a voluntary recall of our OrthoPAT devices manufactured prior to 2002. We anticipate spending approximately $10 million of incremental capital equipment expenditures during fiscal 2012 to upgrade our OrthoPAT device in response to the recall, as discussed below within the liquidity and capital resources narrative. We do not currently believe reductions in equipment or disposable sales due to this recall will be material to our fiscal 2012 financial performance. In connection with our voluntary recall of our OrthoPAT devices manufactured prior to 2002, we incurred $0.8 million of expense for repair or replacement of customer-owned OrthoPAT devices during fiscal year 2011.

During fiscal year 2010, OrthoPAT disposables revenue increased 4.7% over fiscal year 2009. Foreign exchange resulted in a 0.7% increase in OrthoPAT revenue. Without the effect of currency, OrthoPAT disposables revenue increased 4.0%. Revenue growth accelerated throughout fiscal year 2010, as we worked with more customers using our IMPACT approach, which establishes the value of using the product in a standard of care setting.

Diagnostics

Diagnostics product revenue consists principally of the TEG products. Revenues from our diagnostics products increased 15.8% during fiscal year 2011. Foreign exchange accounted for an increase of 0.1% during fiscal year 2011. Without the effect of foreign currency, diagnostic product revenues increased by 15.7%. The revenue increase is due to new adoption of this product, particularly in the United States.

During fiscal year 2010, diagnostics revenue increased 19.6% over fiscal year 2009. Foreign exchange resulted in a 4.7% increase in diagnostics revenue. Without the effect of currency, diagnostics revenue increased 14.9%. Similar to our OrthoPAT product line, diagnostics revenue growth accelerated throughout fiscal year 2010 as we worked with customers using our IMPACT program to adopt this technology as a key component of their blood management program.

Other Revenues

	April 2,	April 3,	March 28,	% Increase	% Increase
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Software solutions	$66,876	$35,919	$31,605	86.2%	13.6%
Equipment and other	57,982	54,285	54,044	6.8%	0.4%

Net other revenues	$124,858	$90,204	$85,649	38.4%	5.3%

Software Solutions

Our software solutions revenues include revenue from software sales which includes per collection or monthly subscription fees for the license and support of the software, as well as hosting services. With the acquisition of Global Med on March 31, 2010, a significant portion of our software sales are perpetual licenses typically accompanied with significant implementation service fees related to software customization, as well as other professional and technical service fees.

Software solutions revenues increased 86.2% during fiscal year 2011. Foreign exchange resulted in 2.9% of this increase. The remaining increase of 83.3% during fiscal year 2011 was driven primarily by software revenues associated with the acquisition of Global Med on March 31, 2010 and increased sales of our BloodTrack products.

During fiscal year 2010, software solutions revenues increased 13.6% over fiscal year 2009. Foreign exchange had only a minor impact on the results as sales were primarily in U.S. dollars. The acquisition of Altivation and L’Attitude Medical Systems (Neoteric) contributed significantly to the software solutions growth in fiscal year 2010.

Equipment & Other

Our equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs.

Equipment & other revenues increased 6.8% during fiscal year 2011. Foreign exchange resulted in a 0.8% decrease during fiscal year 2011. Without the effect of currency exchange, the increase of 7.6% was driven by acquisition related growth from the SEBRA products, which we acquired in September 2009, and growth in our emerging markets. Irrespective of the increases noted, equipment sales continue to be adversely impacted by restricted hospital capital spending and macro economic trends impacting health care funding across most of our markets.

During fiscal year 2010, revenue from equipment and other sales increased 0.4% over fiscal year 2009. Foreign exchange resulted in a 2.6% decrease in equipment revenue. Absent the decrease attributable to foreign exchange, revenues increased 3.0% due to the acquisition of the SEBRA product lines and revenues from a license of the Arryx technology.

Gross Profit

	April 2,	April 3,	March 28,	% Increase	% Increase
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Gross profit	$355,209	$337,481	$308,170	5.3%	9.5%
% of net revenues	52.5%	52.3%	51.5%

Gross profit increased 5.3% during fiscal year 2011. The effects of foreign exchange decreased gross profit by 0.1% over fiscal year 2010. Absent foreign exchange, gross profit increased 5.4%, which was largely driven by higher software sales as a result of the Global Med acquisition and cost improvements in our manufacturing operations. Our gross profit margin percentage improved 20 basis points for fiscal year 2011 as compared to fiscal year 2010. Increased software sales positively impacted gross margin percentage. These increases were partly offset by increased inventory reserves during fiscal year 2011.

During fiscal year 2010, gross profit increased 9.5%. Foreign exchange resulted in a 4.5% increase in gross profit from fiscal year 2009. The remaining increase of 5.0% was due primarily to the net increase in sales and the positive impact of cost reductions including the automation process in our Pittsburgh facility. This increase was partly offset by increased spending on quality initiatives. Our gross profit margin percent improved 80 basis points for fiscal year 2010 as compared to fiscal year 2009. Major factors impacting the gross margin percent improvement of 80 basis points included foreign exchange, manufacturing efficiencies, and fixed cost leverage. These improvements were partly offset by changes in product mix driven by higher sales of lower gross margin plasma products and aforementioned increase in spending on quality initiatives.

Operating Expenses

	April 2,	April 3,	March 28,	% Increase	% Increase
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Research, development and engineering	$32,656	$26,376	$23,859	23.8%	10.5%
% of net revenues	4.8%	4.1%	4.0%
Selling, general and administrative	$213,899	$214,483	$198,744	(0.3)%	7.9%
% of net revenues	31.6%	33.2%	33.2%
Contingent consideration income	$(1,894)	$(2,345)	$—	(19.2)%	n.m.
% of net revenues	−0.3%	−0.4%	0.0%
Asset writedowns	$—	$15,686	$—	(100.0)%	n.m.
% of net revenues	0.0%	2.4%	0.0%
Total operating expenses	$244,661	$254,200	$222,603	(3.8)%	14.2%
% of net revenues	36.2%	39.4%	37.2%

Research, Development and Engineering

Research, development and engineering expenses increased 23.8% during fiscal year 2011. Without the increase of 2.3% in foreign exchange effect, the 21.5% increase is primarily related to incremental software development expenditures as a result of our Global Med acquisition on March 31, 2010.

During fiscal year 2010, research, development and engineering expenses increased 10.5%. Foreign exchange resulted in a 1.4% increase in research, development and engineering during the year. Without foreign exchange, the increase of 9.1% was attributable to increased new product spending on our automated whole blood collection device, and a new cell salvage system — the Cell Saver Elitetm.

Selling, General and Administrative

During fiscal year 2011, selling, general and administrative expenses decreased 0.3%. Foreign exchange resulted in an increase of 3.6% in selling, general and administrative expenses. Excluding the impact of foreign exchange, selling, general and administrative expense decreased 3.9% during the fiscal year 2011. The decrease was attributable to a reduction in cash bonus incentive compensation this fiscal year as the Company’s financial results were lower than the financial targets established at the beginning of the year. This decrease was largely offset by expenses associated with newly acquired businesses, SEBRA and Global Med.

During fiscal year 2010, selling, general and administrative expenses increased 7.9%. The effect of foreign exchange accounted for an increase of 0.4%. Excluding the impact of foreign exchange, selling, general and administrative expense increased 7.5% for fiscal year 2010 as compared to fiscal year 2009. The increase was due largely to increased costs related to newly acquired businesses, increased marketing spend behind our blood management solutions initiatives including our IMPACT selling approach and related tools, an increase in restructuring costs, and costs to consummate the acquisition of Global Med. The increase also included exit costs related to the separation of employees in connection with our transformation plan. These increases were offset by reductions in performance based compensation expense as we did not offer a special bonus and our financial performance was at a lower payout point against pre-established performance targets than in fiscal year 2009.

Contingent Consideration Income

Under the accounting rules for business combinations, we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. During each of fiscal year 2011 and 2010, this business did not achieve the necessary revenue growth milestones for the former shareholders to receive additional performance payments. As such, we reduced the contingent liability by

$1.9 million and $2.3 million during fiscal year 2011 and 2010, respectively, and recorded the adjustments as contingent consideration income in the consolidated statements of income.

Asset Write Downs

At the end of fiscal year 2010 we recorded intangible asset write downs totaling $15.7 million. The impairment related to two software assets: the Symphony blood center software system totaling $3.5 million, which we no longer market in favor of the Global Med El Dorado blood center software system we acquired in March 2010, and software for our Portico platelet apheresis device totaling $12.2 million, that we abandoned as we prioritized superior research and development initiatives.

Operating Income

	April 2,	April 3,	March 28,	% Decrease	% Decrease
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Operating income	$110,548	$83,281	$85,567	32.7%	(2.7)%
% of net revenues	16.3%	12.9%	14.3%

During fiscal year 2011, operating income increased 32.7% compared to fiscal year 2010. Foreign exchange resulted in a 0.1% increase in operating income during the fiscal year. Without the effects of foreign currency, operating income increased 32.6% over fiscal year 2010. The growth in revenues from our emerging markets, the acquisition of Global Med and lower cash bonus incentive compensation were significant contributors to the improvement in operating income. Additionally, we incurred significant costs in fiscal year 2010 related to asset write downs, positively impacting operating income growth as no similar costs were incurred in fiscal year 2011.

Operating income decreased 2.7% during fiscal year 2010. The effects of foreign exchange accounted for an increase in operating income of 14.8%. Without the effects of foreign exchange, operating income decreased 17.5% during fiscal year 2010. Several items contributed to the reduction in operating income, including the asset write downs noted above, restructuring costs, costs to consummate the acquisition of Global Med, and increased operating expenses related to new business acquisitions, blood management solutions, research and development, and our enterprise resource planning system. These decreases were partially offset by income resulting from the re-measurement of the fair value of contingent consideration from our Neoteric acquisition, the decrease in employee bonus expense, and the increases in gross profit described above.

Other (expense)/income, net

	April 2,	April 3,	March 28,	% Decrease	% Increase
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Interest expense	$(6)	$(742)	$(64)
Interest income	384	399	1,968
Other expense, net	(845)	(1,667)	(2,469)

Total other expense, net	$(467)	$(2,010)	$(565)	(76.8)%	>100%

The decrease in other expense, net during fiscal year 2011 included a reduction in foreign currency losses on foreign currency assets and lower hedge points on forward contracts. Hedge points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract. The reversal of interest expense on contingent consideration related to the Neoteric acquisition also contributed to the decrease noted.

The main reasons for the increase in other expense, net in fiscal year 2010 is the net of (i) the increase in interest expense due to the accounting relating to the contingent consideration on a recent acquisition, (ii) the decrease in interest income due to significantly reduced investment yields, and (iii) a decrease in hedge points expenses.

Taxes

	April 2,	April 3,	March 28,	% Decrease	% Decrease
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Reported income tax rate	27.3%	28.2%	30.2%	(0.9)%	(2.0)%

Reported Tax Rate

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises, events or items that give rise to discrete recognition include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a stock acquisition.

The reported tax rate was 27.3% for the current fiscal year. The reported tax rate includes:

•	A 27.2% effective annual rate which reflects tax benefits and expenses from foreign taxes, domestic manufacturing deduction, state provisions, and stock compensation not deductible in all jurisdictions.

•	A $0.8 million benefit due to our eligibility for a reduced Swiss income tax rate.

•	A $1.0 million reversal of previously accrued income taxes because of the expiration of foreign and federal statute of limitations.

•	A $1.9 million increase in tax expense due to potential foreign and federal tax assessment.

•	A $0.7 million increase in tax expense due to finalizing our prior year income tax return.

•	A $0.5 million benefit from the remittance of European dividends.

The reported tax rate was 28.2% for the 2010 fiscal year. The reported tax rate includes:

•	A 29.6% effective annual rate which reflects tax benefits and expenses from foreign taxes, domestic manufacturing deduction, state provisions, and stock compensation not deductible in all jurisdictions.

•	A $1.6 million benefit from the remittance of a Japanese dividend before the restructuring of that subsidiary.

•	A $0.5 million increase in tax expense as a determination of our eligibility for a reduced Swiss income tax rate has not been finalized.

•	A $0.3 million reversal of previously accrued income taxes because of the finalization of our federal and state tax returns and the expiration of domestic statutes of limitations.

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

The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, which constitutes vendor specific objective evidence as defined under ASC Topic 985-605, or in cases when the item is not sold separately, by other objective evidence as defined in ASC Topic 605.

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

We recognize revenue from the sale of perpetual licenses on a percentage-of-completion basis which requires us to make reasonable estimates of the extent of progress toward completion of the contract. These arrangements most often include providing customized implementation services to our customer. We also provide other services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly, or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.

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

Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other. We perform our annual impairment test in the fiscal fourth quarter for each of our reporting units. The test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for either fiscal year 2011 or 2010 and demonstrated that the fair value of each reporting unit significantly exceeded the reporting unit’s carrying value in each period.

We review our intangible assets, subject to amortization, and their related useful lives periodically to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. Our review includes examination of whether certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products.

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

Capitalized Software Costs

Software development costs have been capitalized in accordance with ASC Topic 985-20, Software, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Technological feasibility is established when we have a detailed program design of the software and when research and development activities on the underlying device, if applicable, are completed. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. We review the net realizable value of capitalized software assets periodically to assess the recoverability of amounts capitalized.

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

Estimated Forfeiture Rate — We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of April 2, 2011, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Valuation of Acquisitions

We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their estimated fair values at the dates of acquisition, including acquired identifiable intangible assets, and purchased research and development. We base the estimated fair value of identifiable intangible assets on detailed valuations that use historical and forecasted information and market assumptions based upon the assumptions of a market participant. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, and intangible asset amortization expense in current and future periods.

In certain acquisitions, we have earn out arrangements or contingent consideration to provide potential future payments to the seller for achieving certain agreed-upon financial targets. We record the contingent consideration at its fair value at the acquisition date. Generally, we have entered into arrangements with contingent consideration that require payments in cash. As such, we periodically revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record the change in the fair value as contingent consideration income or expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates, and changes in assumed probability adjustments with respect to regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration income or expense we record in any given period.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	April 2,	April 3,
	2011	2010
	(Dollars in thousands)

Cash & cash equivalents	$196,707	$141,562
Working capital	$340,160	$250,888
Current ratio	4.1	2.9
Net cash position(1)	$191,828	$120,911
Days sales outstanding (DSO)	68	59
Disposables finished goods inventory turnover	6.1	5.8

(1)	Net cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity include on-hand cash and cash equivalents, cash flow generated from operations and proceeds from stock option exercises. We believe these sources will be sufficient to fund our cash requirements for at least the next 12 months, which are primarily capital expenditures and approximately $50 million of repurchases of our common stock.

A primary factor contributing to the increase in days sales outstanding (DSO) for fiscal year 2011 was a result of the additional week of sales in the fourth quarter of fiscal year 2010 which lowered the DSO for the prior year. Additionally, higher final month sales from our emerging markets in the fourth quarter of fiscal year 2011 contributed to the increase in DSO for the current year.

In April 2011, we announced a voluntary recall of our OrthoPAT devices manufactured prior to 2002. In the fourth quarter of fiscal year 2011, we recorded $0.8 million of expense based on our current estimate of accruable costs related to remediation efforts associated with the recall. In fiscal year 2012, we anticipate spending approximately $10 million of incremental capital equipment-related expenditures to the upgrade of our OrthoPAT device placed at customer locations.

				(Decrease)/	Increase/
	April 2,	April 3,	March 28,	Increase	(Decrease)
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Net cash provided by (used in):
Operating activities	$123,455	$130,668	$116,364	$(7,213)	$14,304
Investing activities	(51,558)	(132,335)	(60,000)	80,777	(72,335)
Financing activities	(18,084)	(13,970)	(30,737)	(4,114)	16,767
Effect of exchange rate changes on cash and cash equivalents(1)	1,332	478	(2,459)	854	2,937

Net increase/(decrease) in cash and cash equivalents	$55,145	$(15,159)	$23,168	$70,304	$(38,327)

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:

The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 2, 2011 versus April 3, 2010 and at April 3, 2010 versus March 28, 2009, (i) the European currencies, primarily the Euro, strengthened and weakened, respectively, against the U.S. dollar and (ii) the Yen strengthened against the U.S. dollar during both comparison periods.

In fiscal year 2011, the Company repurchased approximately 0.9 million shares of its common stock for an aggregate purchase price of $50.0 million. This completed a $50.0 million share repurchase program that was announced in April 2010.

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

FISCAL YEAR 2011 AS COMPARED TO FISCAL YEAR 2010

Operating Activities:

Net cash provided by operating activities was $123.5 million during fiscal year 2011, a decrease of $7.2 million as compared to fiscal year 2010. The decrease noted is driven by an increase in cash payments related to integration, restructuring and other exit costs primarily related to the Global Med acquisition and a lower accrual for cash bonus incentive compensation payments for next fiscal year, offset by the positive impact of net income growth in fiscal 2011.

Investing Activities:

Net cash used in investing activities decreased by $80.8 million during fiscal year 2011 as compared to fiscal year 2010. The cash paid to acquire businesses in fiscal year 2010 totaled $77.8 million due primarily to $58.1 million paid for the Global Med acquisition. In fiscal year 2011, we completed one acquisition for which we paid $6.2 million for ACCS, a distributor of our TEG product. We also reduced capital expenditures in fiscal 2011 versus the prior year by $9.6 million, consistent with our capital plan.

Financing Activities:

During fiscal year 2011, cash used in financing activities include:

•	$50.0 million in cash paid out relating to stock repurchases — compared to the $40.0 million paid out during the prior year,

•	$47.7 million in proceeds from stock options, related excess tax benefits from stock option exercises, and the employee stock purchase plan as compared to $20.6 million from the same sources in fiscal year 2010, and

•	$7.7 million in repayment of debt assumed from our acquisition of Global Med.

•	$7.5 million in repayment of outstanding unsecured debt.

FISCAL YEAR 2010 AS COMPARED TO FISCAL YEAR 2009

Operating Activities:

Net cash provided by operating activities increased $14.3 million in 2010 as compared to 2009 due primarily to:

•	Increased net income after non-cash expenses,

•	$4.4 million decrease in accounts receivable due to increased collections and improvements in days sales outstanding during the fiscal year,

•	$9.6 million decreased investment in inventory,

partially offset by:

•	$14.8 million decrease in accounts payable and accrued expenses primarily due to the payment of fiscal year 2009 employee performance bonuses worldwide and a discretionary bonus for extraordinary performance to all employees other than the Chief Executive Officer and certain other executives,

•	$9.5 million increase in other assets and other long-term liabilities, and

•	$2.1 million increase in tax payments.

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

Contractual Obligations and Contingencies

A summary of our contractual and commercial commitments as of April 2, 2011, is as follows (for more information concerning our debt see Note 8 to the consolidated financial statements and for our operating lease obligations see Note 10):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)

Debt	$4,879	$913	$2,060	$1,906	$—
Operating leases	$18,139	$6,516	$6,459	$2,124	$3,040
Purchase commitments*	$133,811	$133,811	$—	$—	$—
Expected retirement plan benefit payments	$3,116	$152	$722	$426	$1,816

Total contractual obligations	$159,945	$141,392	$9,241	$4,456	$4,856

*	Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment and for the purpose of manufacturing our products including contract manufacturers, specifically JMS Co. Ltd., and Kawasumi Laboratories, for the manufacture of certain disposable products. The majority of our operating expense spending does not require any advance commitment.

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $4.9 million recorded in accordance with ASC Topic 740, Income Taxes. Due to the complexity associated with tax uncertainties related to these unrecognized benefits, we cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities. See Note 9 for more information on our unrecognized tax benefits.

Contingent Commitments

Contingent Consideration

Under the accounting rules for business combinations, we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. During each of fiscal year 2011 and 2010, this business did not achieve the necessary revenue growth milestones for the former shareholders to receive additional performance payments. As such, we reduced the contingent liability by $1.9 million and $2.3 million during fiscal year 2011 and 2010, respectively, and recorded the adjustments as contingent consideration income in the consolidated statements of income.

The ending contingent liability for this consideration was $2.3 million and $4.1 million at April 2, 2011 and April 3, 2010, respectively.

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

Fenwal took three actions in response to this judgment. First, Fenwal appealed these rulings to the United States Court of Appeals for the Federal Circuit. Second, Fenwal modified the ALYX disposable in an effort to avoid the injunction. Third, Fenwal asked the Patent and Trademark Office to re-examine the validity of our patent.

On June 2, 2010, the Court of Appeals reversed the trial court’s claim construction and accordingly, vacated the original jury verdict finding infringement, and remanded the case to the trial court for further proceedings. We continue to believe the ALYX consumable kit infringes our patent even under the Court of Appeals’ claim construction.

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

Foreign Exchange

During fiscal year 2011, approximately 53.1% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse affect on our results of operations and conversely, whenever the U.S. dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows are product costs, or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, British Pound, and the Canadian Dollar. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

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

Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled during fiscal years 2011 and 2010 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in The Euro and the Japanese Yen. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First	Favorable/	Second	Favorable/	Third	Favorable/	Fourth	Favorable/
	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)

Euro — Hedge Spot Rate (US$ per Euro)
FY10	1.57		1.49		1.32		1.28
FY11	1.36	(13.4)%	1.41	(5.0)%	1.43	8.6%	1.35	5.5%
FY12	1.24	(8.5)%	1.30	(8.0)%	1.36	(4.9)%	1.35	0.1%
Japanese Yen — Hedge Spot Rate (JPY per US$)
FY10	105.28		105.11		96.38		93.50
FY11	98.17	6.8%	94.91	9.7%	89.13	7.5%	89.78	4.0%
FY12	88.99	9.4%	85.65	9.8%	81.73	8.3%	82.45	8.2%
Canadian Dollar — Hedge Spot Rate (CAD per US$)
FY10	1.14		1.12		1.11		1.09
FY11	1.10	(3.9)%	1.09	(3.0)%	1.07	(4.2)%	1.03	(5.5)%
FY12	1.05	(4.2)%	1.03	(5.0)%	1.00	(5.8)%
British Pound — Hedge Spot Rate (US$ per GBP)
FY10	1.45		1.44		1.42		1.40
FY11	1.47	(1.6)%	1.65	(14.5)%	1.63	(14.7)%	1.59	(12.9)%
FY12	1.50	(2.0)%	1.54	6.8%	1.57	3.6%	1.54	3.2%
Swiss Franc — Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	3.6%	0.96	7.9%	0.95	9.7%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software — Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company will adopt the guidance on April 3, 2011, the first day of fiscal year 2012, and does not expect that the impact of this guidance on its financial position and results of operations will be material.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the plasma market, the effect of communicable diseases, the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.

Foreign Exchange Risk

See the section above entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and costs. We do not use the financial instruments for speculative or trading activities. At April 2, 2011, we had the following significant foreign exchange contracts to hedge the anticipated foreign currency cash flows outstanding. The contracts have been organized into maturity groups and the related quarter that we expect the hedge contract to affect our earnings.

						Quarter
		Weighted	Weighted			Expected
	(BUY)/SELL	Spot	Forward	Fair Value		to Affect
Hedged Currency	Local Currency	Contract Rate	Contract Rate	Gain/(Loss)	Maturity	Earnings

Euro	7,496,474	1.248	1.250	$(1,152,825)	Apr 2011 - May 2011	Q1 FY12
Euro	11,612,400	1.301	1.300	$(1,164,269)	Jun 2011 - Aug 2011	Q2 FY12
Euro	10,267,000	1.362	1.356	$(417,033)	Sep 2011 - Nov 2011	Q3 FY12
Euro	10,732,156	1.370	1.361	$(332,659)	Dec 2011 - Feb 2012	Q4 FY12
Japanese Yen	960,110,424	88.38per US$	87.84per US$	$(630,376)	Apr 2011 - May 2011	Q1 FY12
Japanese Yen	1,531,130,000	85.65per US$	85.21per US$	$(476,826)	Jun 2011 -Aug 2011	Q2 FY12
Japanese Yen	1,490,748,302	81.73per US$	81.30per US$	$334,704	Sep 2011 - Nov 2011	Q3 FY12
Japanese Yen	1,238,150,398	82.45per US$	82.05per US$	$117,940	Dec 2011 - Feb 2012	Q4 FY12
GBP	(824,502)	1.446	1.448	$128,243	Apr 2011	Q1 FY12
GBP	(2,679,632)	1.540	1.538	$170,421	May 2011 - July 2011	Q2 FY12
GBP	(2,679,632)	1.574	1.569	$81,208	Aug 2011 - Oct 2011	Q3 FY12
GBP	(2,679,632)	1.581	1.574	$59,836	Nov 2011 - Jan 2012	Q4 FY12
GBP	(631,860)	1.603	1.593	$716	Feb 2012	Q1 FY13
CAD	(4,039,754)	1.050per US$	1.054per US$	$315,231	Apr 2011 - Jun 2011	Q1 FY12
CAD	(4,148,622)	1.032per US$	1.040per US$	$256,689	Jul 2011 - Sep 2011	Q2 FY12
CAD	(2,680,000)	1.003per US$	1.012per US$	$89,331	Oct 2011 - Dec 2011	Q3 FY12
CHF	(4,023,000)	1.054per US$	1.050per US$	$506,358	Apr 2011 - Jun 2011	Q1 FY12
CHF	(3,924,000)	1.011per US$	1.007per US$	$334,066	Jul 2011 - Sep 2011	Q2 FY12
CHF	(3,893,500)	0.957per US$	0.953per US$	$120,238	Oct 2011 - Dec 2011	Q3 FY12
CHF	(2,396,000)	0.946per US$	0.943per US$	$47,967	Jan 2012 - Feb 2012	Q4 FY12

				$(1,611,040)

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.6 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $12.3 million decrease in the fair value of the forward contracts.

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

At April 2, 2011, the fair value of our long-term debt was approximately $0.4 million higher than the value of the debt reflected on our financial statements. This higher fair value is entirely related to the $3.8 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.

Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at April 2, 2011, the fair value of our long-term debt would change by less than $0.1 million.

Item 8.	Financial Statements and Supplementary Data

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(In thousands, except per share data)

Net revenues	$676,694	$645,430	$597,879
Cost of goods sold	321,485	307,949	289,709

Gross profit	355,209	337,481	308,170

Operating expenses:
Research, development and engineering	32,656	26,376	23,859
Selling, general and administrative	213,899	214,483	198,744
Contingent consideration income	(1,894)	(2,345)	—
Asset impairment	—	15,686	—

Total operating expenses	244,661	254,200	222,603

Operating income	110,548	83,281	85,567
Interest expense	(6)	(742)	(64)
Interest income	384	399	1,968
Other expense, net	(845)	(1,667)	(2,469)

Income before provision for income taxes	110,081	81,271	85,002
Provision for income taxes	30,101	22,901	25,698

Net income	$79,980	$58,370	$59,304

Basic income per common share
Net income	$3.19	$2.29	$2.34
Income per common share assuming dilution
Net income	$3.12	$2.24	$2.27
Weighted average shares outstanding
Basic	25,077	25,451	25,389
Diluted	25,596	26,063	26,173

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 2,	April 3,
	2011	2010(1)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$196,707	$141,562
Accounts receivable, less allowance of $1,799 at April 2, 2011 and $2,554 at April 3, 2010	127,166	118,580
Inventories, net	84,387	79,953
Deferred tax asset, net	9,674	10,985
Prepaid expenses and other current assets	30,897	34,862

Total current assets	448,831	385,942
Property, plant and equipment:
Land, building and building improvements	52,359	49,292
Plant equipment and machinery	128,612	113,534
Office equipment and information technology	83,258	75,023
Haemonetics equipment	211,455	206,267

Total property, plant and equipment	475,684	444,116
Less: accumulated depreciation	(320,156)	(289,803)

Net property, plant and equipment	155,528	154,313
Other assets:
Intangible assets, less amortization of $43,827 at April 2, 2011 and $32,693 at April 3, 2010	101,789	100,060
Goodwill	115,367	109,988
Deferred tax asset, long term	1,291	910
Other long-term assets	10,458	9,715

Total other assets	228,905	220,673

Total assets	$833,264	$760,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$913	$16,062
Accounts payable	28,323	25,786
Accrued payroll and related costs	27,039	39,046
Accrued income taxes	6,033	5,092
Deferred tax liability	107	68
Other liabilities	46,256	49,000

Total current liabilities	108,671	135,054
Long-term debt, net of current maturities	3,966	4,458
Long-term deferred tax liability	18,669	15,377
Other long-term liabilities	15,822	12,915
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 25,660,393 shares at April 2, 2011 and 25,440,856 shares at April 3, 2010	256	255
Additional paid-in capital	302,709	252,323
Retained earnings	373,630	334,641
Accumulated other comprehensive income	9,541	5,905

Total stockholders’ equity	686,136	593,124

Total liabilities and stockholders’ equity	$833,264	$760,928

(1)	Certain balances were revised to reflect updates to our purchase price allocation of our Global Med acquisition — See Note 3, Acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income/(Loss)	Equity	Income

Balance, March 29, 2008	25,695	$256	$186,933	$302,196	$4,803	$494,188

Employee stock purchase plan	59	1	2,658	—	—	2,659
Exercise of stock options and related tax benefit	950	10	35,060	—	—	35,070
Shares repurchased	(1,100)	(11)	(8,003)	(51,984)	—	(59,998)
Issuance of restricted stock, net of cancellations	18	—	—	—	—	—
Stock compensation expense	—	—	10,181	—	—	10,181
Net income	—	—	—	59,304	—	59,304	$59,304
Impact of defined benefit plans, net of tax	—	—	—	—	(697)	(697)	(697)
Foreign currency translation adjustment	—	—	—	—	(10,045)	(10,045)	(10,045)
Unrealized gain on hedges, net of tax	—	—	—	—	4,858	4,858	4,858
Reclassification of hedge loss to earnings, net of tax	—	—	—	—	4,364	4,364	4,364

Comprehensive income	—	—	—	—	—	—	$57,784

Balance, March 28, 2009	25,622	$256	$226,829	$309,516	$3,283	$539,884

Employee stock purchase plan	66	1	2,908	—	—	2,909
Exercise of stock options and related tax benefit	488	5	19,067	—	—	19,072
Shares repurchased	(735)	(7)	(6,748)	(33,245)	—	(40,000)
Stock compensation expense	—	—	10,267	—	—	10,267
Net income	—	—	—	58,370	—	58,370	$58,370
Impact of defined benefit plans, net of tax	—	—	—	—	(309)	(309)	(309)
Foreign currency translation adjustment	—	—	—	—	2,599	2,599	2,599
Unrealized loss on hedges, net of tax	—	—	—	—	(477)	(477)	(477)
Reclassification of hedge loss to earnings, net of tax	—	—	—	—	809	809	809

Comprehensive income	—	—	—	—	—	—	$60,992

Balance, April 3, 2010	25,441	$255	$252,323	$334,641	$5,905	$593,124

Employee stock purchase plan	78	1	3,680	—	—	3,681
Exercise of stock options and related tax benefit	1,012	9	44,896	—	—	44,905
Shares repurchased	(907)	(9)	(9,000)	(40,991)	—	(50,000)
Issuance of restricted stock, net of cancellations	36	—	—	—	—	—
Stock compensation expense	—	—	10,810	—	—	10,810
Net income	—	—	—	79,980	—	79,980	$79,980
Impact of defined benefit plans, net of tax	—	—	—	—	555	555	555
Foreign currency translation adjustment	—	—	—	—	6,380	6,380	6,380
Unrealized loss on hedges, net of tax	—	—	—	—	(4,068)	(4,068)	(4,068)
Reclassification of hedge loss to earnings, net of tax	—	—	—	—	769	769	769

Comprehensive income	—	—	—	—	—	—	$83,616

Balance, April 2, 2011	25,660	$256	$302,709	$373,630	$9,541	$686,136

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(In thousands)

Cash Flows from Operating Activities:
Net income	$79,980	$58,370	$59,304
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	48,145	43,236	36,462
Stock compensation expense	10,810	10,267	10,181
Deferred tax expense	5,782	2,592	1,645
Loss/(gain) on sales of property, plant and equipment	674	(435)	(124)
Unrealized gain from hedging activities	(614)	(1,368)	3,812
Contingent consideration income	(1,894)	(2,345)	—
(Reversal)/accretion of interest expense on contingent consideration	(416)	588	—
Asset impairment		15,686
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net	(3,920)	4,364	2
(Increase)/decrease in inventories	(2,560)	(1,665)	(11,236)
Decrease in prepaid income taxes	1,680	7,254	(2,913)
Decrease in other assets and other long-term liabilities	(470)	(13,809)	(4,241)
Tax benefit of exercise of stock options	4,941	2,670	3,368
(Decrease)/increase in accounts payable and accrued expenses	(18,683)	5,263	20,104

Net cash provided by operating activities	123,455	130,668	116,364
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(46,669)	(56,304)	(56,379)
Proceeds from sale of property, plant and equipment	1,468	1,785	2,383
Acquisition of ACCS	(6,229)	—	—
Acquisition of Global Med Technologies	(128)	(58,052)	—
Acquisition of SEBRA	—	(12,845)	—
Acquisition of Neoteric	—	(6,613)	—
Acquisition of Altivation	—	—	(3,545)
Acquisition of Medicell	—	(306)	(2,459)

Net cash used in investing activities	(51,558)	(132,335)	(60,000)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(632)	(754)	(694)
Net (decrease)/increase in short-term loans	(15,153)	6,184	(5,580)
Employee stock purchase plan	3,681	2,909	2,659
Exercise of stock options	40,896	17,270	25,406
Excess tax benefit on exercise of stock options	3,124	421	7,470
Share repurchase	(50,000)	(40,000)	(59,998)

Net cash used in financing activities	(18,084)	(13,970)	(30,737)
Effect of exchange rates on cash and cash equivalents	1,332	478	(2,459)

Net Increase in Cash and Cash Equivalents	55,145	(15,159)	23,168
Cash and Cash Equivalents at Beginning of Year	141,562	156,721	133,553

Cash and Cash Equivalents at End of Period	$196,707	$141,562	$156,721

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of
Haemonetics equipment	$5,069	$7,833	$6,818

Debt assumed from acquisition	$—	$5,132	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid	$487	$563	$545

Income taxes paid	$16,669	$21,519	$19,391

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

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

Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood centers and commercial plasma centers. Our platforms are also used by hospitals to enable hospital administrators to monitor and measure blood management practices and to manage processes within transfusion services. Our information technology platforms allow all customers to better manage processes across the blood supply chain, comply with regulatory requirements, and identify increased opportunities to reduce costs.

Our business services include consulting, Six Sigma, and LEAN manufacturing offerings that support our customers’ needs for regulatory compliance and operational efficiency in the blood supply chain and best practice in blood management.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

Fiscal Year

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2011 and 2009 each includes 52 weeks with all four quarters each having 13 weeks. Fiscal year 2010 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation. During fiscal year 2011, we received new information related to our Global Med acquisition which we have considered and estimated the effect on the final purchase price allocation of the assets and liabilities acquired. These adjustments have been reflected in our consolidated balance sheet as of April 3, 2010 and are discussed further in Note 3.

Revenue Recognition

Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition, and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. When more than one element such as equipment, disposables, and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using vendor specific objective evidenced under ASC Topic 985-605 or other objective evidence as defined in ASC Topic 605.

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

Software Solutions and Services Revenues

Our software solutions business provides support to our plasma and blood collection customers and hospitals. Through our Haemonetics Software Solutions unit, we provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories, and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities.

Our software solutions revenues also include revenue from software sales which includes per collection or monthly subscription fees for the license and support of the software as well as hosting services. With the

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of Global Med, a significant portion of our software sales are perpetual licenses typically accompanied with significant implementation service fees related to software customization as well as other professional and technical service fees.

We recognize revenue from the sale of perpetual licenses on a percentage-of-completion basis which requires us to make reasonable estimates of the extent of progress toward completion of the contract. These arrangements most often include providing customized implementation services to our customer. We also provide other services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly, or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at cost, which approximates fair market value. As of April 2, 2011, Haemonetics’ cash and cash equivalents consisted primarily of cash and investments in money market funds invested in United States Government Agency securities. Throughout the year, cash equivalents may include various instruments such as money market funds, U.S. government obligations, and commercial paper with maturities of three months or less at date of acquisition.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $95.9 million, $92.6 million, and $87.6 million for 2011, 2010, and 2009, respectively. Accounts receivable balances attributable to this customer accounted for 13.7%, 12.6%, and 17.5% of our consolidated accounts receivable at fiscal year ended 2011, 2010, and 2009. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.

Certain other markets and industries can expose us to concentrations of credit risk. For example, in our commercial plasma business, we tend to have only a few customers in total but they are large in size. As a result, our accounts receivable extended to any one of these commercial plasma customers can be somewhat significant at any point in time.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Depreciation expense was $37.0 million, $35.5 million, and $30.5 million for fiscal year 2011, 2010, and 2009, respectively.

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

Our installed base of devices includes devices owned by us and devices sold to the customer. The asset on our balance sheet entitled Haemonetics equipment consists of medical devices installed at customer sites but owned by Haemonetics. Generally the customer has the right to use it for a period of time as long as they meet the conditions we have established, which among other things, generally include one or more of the following:

•	Purchase and consumption of a certain level of disposable products

•	Payment of monthly rental fees

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Consistent with the impairment tests noted for other intangible assets subject to amortization, we review our property, plant, and equipment assets, subject to depreciation, and their related useful lives at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews we estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results. There were no indicators of impairment in either fiscal year 2011 or 2010. Expenditures for normal maintenance and repairs are charged to expense as incurred.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other. We perform our annual impairment test in the fiscal fourth quarter for each of our reporting units. The test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill and other indefinite lived assets for either fiscal year 2011 or 2010 and demonstrated that the fair value of each reporting unit significantly exceeded the reporting unit’s carrying value in each period.

We review our intangible assets, subject to amortization, and their related useful lives periodically to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. Our review includes examination of whether certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products.

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

The Company has capitalized $6.9 million and $4.7 million in other software development costs during fiscal year 2011 and 2010 for ongoing initiatives. At April 2, 2011 and April 3, 2010, we had a total of $13.4 million and $6.5 million, respectively, of costs capitalized related to other in process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized.

At the end of fiscal year 2010, based on a review of ongoing development plans for our next generation platelet apheresis products (Portico), we abandoned and wrote off $12.2 million associated with previously capitalized software development costs. Additionally, in connection with the acquisition of Global Med we elected to no longer market the Symphony blood center donation management system in favor of Global Med’s El Dorado application. As a result, we wrote off the carrying value of the Symphony intangible asset totaling approximately $3.5 million.

Other Accrued Liabilities

Other accrued liabilities represent items payable within the next twelve months. Other accrued liabilities were $46.3 million and $49.0 million as of April 2, 2011 and April 3, 2010, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant items included in the fiscal year end balances were:

	April 2,	April 3,
	2011	2010
	(In thousands)

VAT Liabilities	$11,867	$9,802
Forward Contracts	4,174	1,747
Deferred Revenue	21,740	19,548
All Other	8,475	17,903

Total	$46,256	$49,000

Research, Development and Engineering Expenses

All research, development and engineering costs are expensed as incurred with the exception of the capitalized software development costs (see Note 17).

Advertising Costs

All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statement of income. Advertising expenses were $2.8 million, $1.6 million, and $2.1 million for 2011, 2010, and 2009, respectively.

Accounting for Shipping and Handling Costs

Shipping and handling costs are included in costs of goods sold with the exception of $9.7 million for fiscal year 2011, $11.2 million for fiscal year 2010, and $11.9 million for fiscal year 2009 that are included in selling, general and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues, cost of goods sold, and operating expenses in our consolidated statements of income when the underlying hedged transaction affects earnings. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $1.4 million, $2.2 million, and $2.3 million in fiscal year 2011, 2010 and 2009, respectively.

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

Estimated Forfeiture Rate — We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of April 2, 2011, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Valuation of Acquisitions

We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their estimated fair values at the dates of acquisition, including acquired identifiable intangible assets, and purchased research and development. We base the estimated fair value of identifiable intangible assets on detailed valuations that use historical information and market assumptions based upon the assumptions of a market participant. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, and intangible asset amortization expense in current and future periods.

In certain acquisitions, we have earn-out arrangements or contingent consideration to provide potential future payments to the seller for achieving certain agreed-upon financial targets. We record the contingent consideration at its fair value at the acquisition date. Generally, we have entered into arrangements with contingent consideration that require payments in cash. As such, each quarter, we revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record the change in the fair value as contingent consideration income or expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates, and changes in assumed probability adjustments with respect to regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration income or expense we record in any given period.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to FASB ASC topic 605, Revenue Recognition, and Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, an amendment to FASB ASC subtopic 985-605, Software — Revenue Recognition (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Updates must be adopted in the same period using the same transition method and are effective prospectively, with retrospective adoption permitted, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is also permitted; however, early adoption during an interim period requires retrospective application from the beginning of the fiscal year. The Company will adopt the guidance on April 3, 2011, the first day of fiscal year 2012, and does not expect that the impact of this guidance on its financial position and results of operations will be material.

3.	ACQUISITIONS

ACCS Acquisition

On December 28, 2010, Haemonetics acquired certain assets of Applied Critical Care Services, Inc. (ACCS) for $6.4 million. ACCS was a manufacturer’s representative for Haemonetics engaged in the selling and servicing of the TEG analyzer product line. The purchase price was initially allocated to customer relationships of $4.3 million, other liabilities of $0.6 million, and goodwill of $2.7 million. The Company is still in the process of obtaining and evaluating the information necessary to determine the allocation of fair value of the assets and liabilities acquired. The preliminary purchase price allocation will be finalized once the Company has received and completed this evaluation, which will occur not later than one year from the acquisition date. When finalized, the purchase price will be more specifically allocated to identifiable intangible assets acquired. Additionally, estimated intangible asset amortization expense recorded to date may also be adjusted. The impact of these adjustments may result in a change in the preliminary value attributed to goodwill.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Global Med Acquisition

On March 31, 2010 the Company completed its cash tender offer for the shares of Global Med Technologies, Inc. (“Global Med”). The total acquisition cost for the shares and outstanding warrants of Global Med was approximately $60.4 million.

Goodwill was determined by comparing the purchase price with the fair value of the assets and liabilities acquired. The carrying value of the related goodwill has been adjusted to reflect the final purchase price allocation. At April 2, 2011, goodwill recorded after our final purchase price allocation was $39.6 million and is not tax deductible. Global Med has an in-place workforce with extensive knowledge and experience in the development and support of blood management software. The acquisition was a unique strategic fit for the Company given our global presence and customer relationships in blood management.

Purchase Price Allocation

The following chart summarizes the final purchase price allocation:

(In thousands)

Goodwill	$39,554
Intangible assets subject to amortization	39,920
Trade accounts receivable	6,848
Other assets	7,639
Deferred taxes	(10,928)
Notes payable	(7,701)
Deferred revenue	(7,180)
Other liabilities	(7,725)

Total	$60,427

After the April 3, 2010 financial statements were issued, we received new information related to the fair value of the assets and liabilities acquired. After considering this new information, we estimated the carrying amount of certain assets and liabilities acquired to finalize our purchase price allocation. The impact of these adjustments resulted in a change in the value attributed to goodwill as follows:

•	Increase of $14.0 million in intangible assets which resulted in a decrease in goodwill

•	Increase of $5.9 million in net deferred tax liabilities resulting in an increase to goodwill

•	$0.1 million decrease in trade accounts receivable resulting in an increase in goodwill

•	$1.1 million increase in other assets resulting in a decrease in goodwill

•	$0.9 million decrease in deferred revenue which resulted in a decrease to goodwill

•	$0.6 million decrease in accounts payable and other liabilities resulting in an decrease to goodwill

The net effect of these estimated changes resulted in a corresponding net decrease to goodwill of $10.6 million. These estimated changes are reflected accordingly in the purchase price allocation table above.

Accordingly, amortization expense recorded reflects these revised fair value estimates and the final purchase price allocation.

SEBRA Acquisition

On September 4, 2009, Haemonetics acquired the assets of the blood collection and processing business unit (“SEBRA”) of Engineering and Research Associates, Inc., a leading provider of blood and medical

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing technologies. SEBRA products, which include tubing sealers, blood shakers, sterile connection systems, mobile lounges and ancillary products used in blood collection and processing, complement Haemonetics’ portfolio and add depth to Haemonetics’ blood center and plasma product lines. The purchase price of $12.8 million was allocated to core technology of $2.0 million, customer relationships of $4.6 million, trade name intangible of $0.4 million, trade accounts receivables of $1.0 million, inventory of $1.1 million, and goodwill of $3.7 million.

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

The contingent consideration is based upon estimated annual revenue growth for the three years following the acquisition, at established profitability thresholds, and is not limited. Using projected revenues for fiscal years 2010, 2011, and 2012, an analysis was performed that probability weighted three performance outcomes for the noted years. The performance outcomes are then discounted using a discount rate commensurate with the risks associated with Neoteric to arrive at the fair value of the contingent consideration. The Company is required to reassess the fair value of contingent consideration on a periodic basis. During fiscal year 2011 and 2010, the Company reassessed the fair value of the contingent consideration as performance outcomes for these years were not met, which resulted in a reduction in the estimated liability. The ending liability balance was $2.3 million and $4.1 million at April 2, 2011 and April 3, 2010, respectively.

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

4.	PRODUCT WARRANTIES

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

	April 2,	April 3,
	2011	2010
	(In thousands)

Warranty accrual as of the beginning of the period	$903	$1,835
Warranty provision	1,823	1,313
Warranty spending	(1,453)	(2,245)

Warranty accrual as of the end of the period	$1,273	$903

5.	INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

	April 2,	April 3,
	2011	2010
	(In thousands)

Raw materials	$26,404	$25,850
Work-in-process	4,352	3,825
Finished goods	53,631	50,278

	$84,387	$79,953

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal year 2011, 2010, and 2009 are as follows:

(In thousands)

Carrying amount as of March 28, 2009	$56,426
Global Med(c)	39,554
SEBRA(d)	3,521
L’Attitude Medical Systems Inc. (Neoteric)(e)	8,186
Altivation Software Inc.(b)	2,110
Medicell Ltd.(a)	583
Effect of change in foreign currency exchange rates	(392)

Carrying amount as of April 3, 2010	$109,988
SEBRA	163
Altivation Software Inc.	228
ACCS(f)	2,662
Effect of change in foreign currency exchange rates	2,326

Carrying amount as of April 2, 2011	$115,367

(a)	See Note 3, Acquisitions, for a full description of the acquisition of Medicell Limited (“Medicell”), which occurred on April 4, 2008.

(b)	See Note 3, Acquisitions, for a full description of the acquisition of Altivation Software (“Altivation”), which occurred on March 27, 2009.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	See Note 3, Acquisitions, for a full description of the acquisition of Global Med Technologies, Inc.(“Global Med”), which occurred on March 31, 2010.

(d)	See Note 3, Acquisitions, for a full description of the acquisition of the SEBRA® assets, which occurred on September 4, 2009.

(e)	See Note 3, Acquisitions, for a full description of the acquisition of L’Attitude Medical Systems, Inc. (“Neoteric”), which occurred on April 16, 2009.

(f)	See Note 3, Acquisitions, for a full description of the acquisition of Applied Critical Care Services, Inc. (“ACCS”), which occurred on December 28, 2010.

Other Intangible Assets

Other intangible assets include the value assigned to license rights and other technology, patents, customer contracts and relationships, software technology, and a trade name. The estimated useful lives for all of these intangible assets are 5 to 20 years.

Aggregate amortization expense for amortized other intangible assets for fiscal year 2011, 2010, and 2009 was $11.1 million, $7.7 million, and $6.0 million, respectively. Future annual amortization expense on other intangible assets is expected to approximate $11.9 million for fiscal year 2012, $12.8 million for fiscal year 2013, $12.6 million for fiscal year 2014, $11.1 million for fiscal year 2015 and $10.7 million for fiscal year 2016.

Amortized Intangibles

	Gross Carrying	Accumulated	Weighted Average
	Amount	Amortization	Useful Life
	(In thousands)	(In thousands)	(In years)

As of April 2, 2011
Patents	$12,704	$6,827	11
Capitalized software	14,506	656	6
Other technology	43,244	17,391	11
Customer contracts and related relationships	69,908	17,740	12
Trade names	5,254	1,213	10

Total intangibles	$145,616	$43,827	11

	Gross Carrying	Accumulated	Weighted Average
	Amount	Amortization	Useful Life
	(In thousands)	(In thousands)	(In years)

As of April 3, 2010
Patents	$11,928	$5,801	11
Capitalized software	7,642	498	6
Other technology	43,240	14,187	10
Customer contracts and related relationships	65,011	11,549	11
Trade names	4,932	658	7

Total intangibles	$132,753	$32,693	10

In addition to the acquisitions of SEBRA, Neoteric, Global Med, and ACCS discussed in Note 3, changes to the net carrying value of our intangible assets from April 3, 2010 to April 2, 2011 reflect the capitalization of software costs associated with our devices and software products (see Note 17), amortization expense and

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.

7.	DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the year ended April 2, 2011, approximately 53.1% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.

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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of April 2, 2011 and April 3, 2010 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $154.8 million as of April 2, 2011 and $135.4 million as of April 3, 2010.

During fiscal year 2011 and 2010, we recognized net gains of $0.6 million and $1.4 million, respectively, in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of April 2, 2011 mature within twelve months. For the year ended April 2, 2011, $4.1 million of losses, net of tax, were recorded in Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $0.5 million as of April 3, 2010. At April 2, 2011, losses of $0.8 million, net of tax, may be reclassified to earnings within the next twelve months.

Non-designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $45.9 million as of April 2, 2011 and $29.6 million as of April 3, 2010.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges under ASC Topic 815 in our consolidated statement of income for the year ended April 2, 2011.

		Amount of Loss
	Amount of	Reclassified
	Loss	from OCI into		Amount
	Recognized in	Earnings	Location in	Excluded from	Location in
	OCI (Effective	(Effective	Statement of	Effectiveness	Statement of
Derivative Instruments	Portion)	Portion)	Operations	Testing (*)	Operations
	(In thousands)

Designated foreign currency hedge contracts	$(4,068)	$(769)	Net revenues, COGS, and SG&A	$(513)	Other income
Non-designated foreign currency contracts				$2,338	Other expense

	$(4,068)	$(769)		$1,825

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of April 2, 2011 or April 3, 2010.

ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of April 2, 2011, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of April 2, 2011 and April 3, 2010 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

	Location in	Balance as of	Balance as of
	Balance Sheet	April 2, 2011	April 3, 2010
	(In thousands)

Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,563	$4,407

		$2,563	$4,407

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued liabilities	$4,174	$1,747

		$4,174	$1,747

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the year ended April 2, 2011 and April 3, 2010, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

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

Our money market funds carried at fair value are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the year ended April 2, 2011 and April 3, 2010, we have classified our other liabilities — contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determined using significant unobservable inputs.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of April 2, 2011 :

	Quoted
	Market Prices	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Assets
Money market funds	$148,369	$—	$—	$148,369
Forward currency exchange contracts	—	2,563	—	2,563

	$148,369	$2,563	$—	$150,932

Liabilities
Forward currency exchange contracts	$—	$4,174	$—	$4,174
Other liabilities — contingent consideration	—	—	2,284	2,284

	$—	$4,174	$2,284	$6,458

A description of the methods used to determine the fair value of the Level 3 liabilities (other liabilities — contingent consideration) is included within Note 3, Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the year ended April 2, 2011.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(Level 3)
(In thousands)

Beginning balance	$4,101
Reversal of interest expense on contingent consideration, net	(416)
Contingent consideration income	(1,894)
Currency translation adjustment	493

Ending balance	$2,284

Other Fair Value Disclosures

The fair value of our real estate mortgage obligation was $4.1 million and $5.1 million at April 2, 2011 and April 3, 2010, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	April 2,	April 3,
	2011	2010
	(In thousands)

Real estate mortgage	$4,590	$5,344
Short-term notes payable	289	7,475
Notes payable assumed in acquisition	—	7,701

	$4,879	$20,520
Less-Current portion	$913	$16,062

	$3,966	$4,458

Real Estate Mortgage Agreement

In December 2000, we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S. with a carrying value of approximately $4.6 million and $5.3 million as of April 2, 2011 and April 3, 2010, respectively. There are no financial covenants in the terms and conditions of this agreement.

Short-Term Notes Payable.

Our subsidiary, Haemonetics Japan Co. Ltd., had no outstanding unsecured debt as of April 2, 2011 and $7.5 million outstanding as of April 3, 2010.

Notes Payable Assumed in Acquisition

As of April 3, 2010, Global Med had $7.8 million outstanding in loan and security agreements. These agreements provided for a revolving line of credit and term loans. Subsequent to April 3, 2010, as part of our integration of Global Med, we paid the outstanding balances under this obligation.

The weighted average short-term rates for U.S. and non-U.S. borrowings were 0.51%, 0.54%, and 1.03% as of April 2, 2011, April 3, 2010, and March 28, 2009, respectively.

As of April 2, 2011, notes payable and long-term debt matures as follows (in thousands):

Fiscal Year Ending
2012	$913
2013	1,090
2014	970
2015	1,055
2016 and thereafter	851

$4,879

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Domestic and foreign income before provision for income tax is as follows:

	April 2,	April 3,	March 28,
	2011	2010	2009
	(In thousands)

Domestic	$58,040	$42,259	$55,240
Foreign	$52,041	$39,011	$29,762

Total	$110,081	$81,270	$85,002

The income tax provision contains the following components:

	April 2,	April 3,	March 28,
	2011	2010	2009
	(In thousands)

Current
Federal	$14,982	$10,088	$16,809
State	2,111	887	1,768
Foreign	7,226	9,333	5,476

Total current	$24,319	$20,308	$24,053

Deferred
Federal	4,931	4,103	1,779
State	438	259	(1)
Foreign	413	(1,770)	(133)

Total deferred	$5,782	$2,592	$1,645

Total	$30,101	$22,900	$25,698

Included in the federal income tax provisions for fiscal years 2011, 2010 and 2009 are approximately $10.8 million, $8.1 million and $6.8 million, respectively, provided on foreign source income of approximately $31.0 million, $23.2 million and $19.6 million for fiscal year 2011, 2010 and 2009, respectively, for taxes which are payable in the United States.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax affected, significant temporary differences comprising the net deferred tax asset are as follows:

	April 2,	April 3,
	2011	2010
	(In thousands)

Depreciation	$(9,447)	$(8,317)
Amortization	(20,597)	(14,995)
Inventory	2,244	1,169
Hedging	1,120	(1,329)
Accruals and reserves	5,950	9,419
Net operating loss carryforward	7,241	6,904
Stock Based Compensation	7,725	8,226
Tax credit carryforward, net	1,583	1,594

Gross Deferred Taxes	(4,181)	2,671
Less valuation allowance	$(3,630)	$(378)

Net deferred tax asset	$(7,811)	$2,293

As of April 2, 2011, the Company has approximately $9.5 million in U.S. acquisition and approximately $1.2 million in Canada acquisition related net operating loss carry forwards that it believes are more likely than not that they will be realized. The Company has established valuation allowances to reduce the value of tax assets to amounts that it deems to be realizable. The valuation allowance is made up of $0.4 million acquisition-related R&D credits and $3.2 million acquisition-related net operating losses. The net operating loss carry forwards are subject to separate limitations and will expire beginning in 2020. The Company also has $1.5 million in gross federal and state tax credits available to offset future tax.

Approximately $143 million of our foreign subsidiary undistributed earnings are deemed to be permanently reinvested outside the US. Accordingly we have not provided US income taxes on these earnings. The income tax provision from operations differs from tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

	April 2,		April 3,		March 28,
	2011		2010		2009
	(In thousands)

Tax at federal statutory rate	$38,528	35.0%	$28,444	35.0%	$29,751	35.0%
Domestic Manufacturing Deduction and Extraterritorial Income Exclusion	(1,120)	(1.0)%	(883)	(1.1)%	(1,396)	(1.6)%
Difference between U.S. and foreign tax	(8,610)	(7.9)%	(4,392)	(5.4)%	(4,267)	(5.0)%
State income taxes net of federal benefit	1,741	1.6%	764	0.9%	1,461	1.7%
In Process Research and Dividend repatriation	(506)	(0.5)%	(1,574)	(1.9)%	(795)	(1.0)%
Other, net	68	0.1%	541	0.7%	944	1.1%

Income tax provision	$30,101	27.3%	$22,900	28.2%	$25,698	30.2%

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of April 2, 2011, we had $4.7 million of unrecognized tax benefits, of which $4.3 million will impact the effective tax rate, if recognized. As of April 3, 2010, we had $4.6 million of unrecognized tax benefits, of which $4.2 million will impact the effective tax rate, if recognized.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the year ended April 2, 2011 our unrecognized tax benefits were reduced by $1.6 million as a result of the expiration of the statute of limitations in several jurisdictions and settlements with taxing authorities. This was offset in part by the establishment of reserves of $1.7 million for various matters. Total unrecognized tax benefits on April 2, 2011 were $4.7 million.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ending April 3, 2010 and April 2, 2011:

	April 2,	April 3,
	2011	2010
	(In thousands)

Beginning Balance	$4,620	$3,890
Additions based upon positions related to the current year	20	1,722
Additions for tax positions of prior years	1,641	1,335
Reductions of tax positions	(1,042)	—
Settlements with taxing authorities	—	(924)
Closure of statute of limitations	(570)	(1,403)

Ending Balance	$4,669	$4,620

As of April 2, 2011 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.3 million in the next twelve months, as a result of closure of various foreign statutes of limitations.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.7 million and $0.6 million was accrued for interest and penalties at April 2, 2011 and April 3, 2010, respectively and is not included in the amounts above.

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

Approximate future basic rental commitments under operating leases as of April 2, 2011 are as follows (in thousands):

Fiscal Year Ending
2012	$6,516
2013	4,313
2014	2,146
2015	1,096
2016	1,028
Thereafter	3,040

$18,139

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense in fiscal year 2011, 2010, and 2009 was $6.6 million, $5.9 million, and $5.2 million, respectively.

Under the accounting rules for business combinations, we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. During each of fiscal year 2011 and 2010, this business did not achieve the necessary revenue growth milestones for the former shareholders to receive additional performance payments. As such, we reduced the contingent liability by $1.9 million and $2.3 million during fiscal year 2011 and 2010, respectively, and recorded the adjustments as contingent consideration income in the consolidated statements of income.

The ending contingent liability for this consideration was $2.3 million and $4.1 million at April 2, 2011 and April 3, 2010, respectively.

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

Fenwal took three actions in response to this judgment. First, Fenwal appealed these rulings to the United States Court of Appeals for the Federal Circuit. Second, Fenwal modified the ALYX disposable in an effort to avoid the injunction. Third, Fenwal asked the Patent and Trademark Office to re-examine the validity of our patent.

On June 2, 2010, the Court of Appeals reversed the trial court’s claim construction and accordingly, vacated the original jury verdict finding infringement, and remanded the case to the trial court for further proceedings. We continue to believe the ALYX consumable kit infringes our patent even under the Court of Appeals’ claim construction.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Plans

The Company has an incentive compensation plan, (the “2005 Incentive Compensation Plan”). The 2005 Incentive Compensation Plan permits the award of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of three independent members of our Board of Directors. The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 4,575,566. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one (1) share for every one (1) share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 2.5 shares for every one (1) share granted. The exercise price for the nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options, Restricted Stock Awards and Restricted Stock Units become exercisable, or in the case of restricted stock, the resale restrictions are released in a manner determined by the Committee, generally over a four year period for employees and one year from grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. At April 2, 2011, there were 2,073,381 shares subject to options, 2,500 shares of restricted stock outstanding and 130,632 shares subject to restricted stock units outstanding under this plan; leaving 864,836 shares available for future grant.

The Company had a long-term incentive stock option plan and a non-qualified stock option plan, (the “2000 Long-term Incentive Plan”) which permitted the issuance of a maximum of 3,500,000 shares of our common stock pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. The plan was terminated in connection with the adoption of the 2005 Incentive Compensation Plan. At April 2, 2011, there were 373,462 options outstanding under this plan and no further options will be granted under this plan.

The Company had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees. At April 2, 2011, there were 0 options outstanding related to these plans. No further options will be granted under these plans.

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

Stock-based compensation expense of $10.8 million, $10.3 million, and $10.2 million was recognized under ASC Topic 718, Compensation — Stock Compensation, for the year ended April 2, 2011, April 3, 2010, and March 28, 2009, respectively. The related income tax benefit recognized was $3.7 million, $3.0 million, and $2.9 million for the year ended April 2, 2011, April 3, 2010, and March 28, 2009, respectively. We recognize stock-based compensation on a straight line basis.

ASC Topic 718 requires that cash flows relating to the benefits of tax deductions in excess of stock compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $3.1 million, $0.4 million, and $7.5 million for the year ended April 2, 2011, April 3, 2010, and March 28, 2009, respectively.

A summary of stock option activity for the year ended April 2, 2011 is as follows:

		Weighted	Weighted	Aggregate
	Options	Average	Average	Intrinsic
	Outstanding	Exercise Price	Remaining	Value
	(shares)	per Share	Life (years)	($000’s)

Outstanding at April 3, 2010	2,895,635	$44.41	3.73	$35,236
Granted	675,607	56.02
Exercised	(1,012,692)	40.36
Forfeited	(111,707)	52.41

Outstanding at April 2, 2011	2,446,843	$48.94	4.09	$43,149

Exercisable at April 2, 2011	1,475,041	$45.08	2.96	$31,704

Vested or expected to vest at April 2, 2011	2,324,705	$48.62	3.99	$41,731

The total intrinsic value of options exercised was $26.5 million, $8.2 million, and $26.6 million during fiscal year 2011, 2010, and 2009, respectively.

As of April 2, 2011, there was $10.7 million of total unrecognized compensation cost related to non vested stock options. This cost is expected to be recognized over a weighted average period of 2.8 years.

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

	April 2,	April 3,	March 28,
	2011	2010	2009

Volatility	28.2%	28.6%	29.8%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	1.8%	2.4%	2.7%
Dividend yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of options granted during 2011, 2010, and 2009 was approximately $15.83, $15.37, and $16.73, respectively.

We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of April 2, 2011 and April 3, 2010, which represents the portion that we expect will be forfeited each year over the vesting period.

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	April 2,	April 3,	March 28,
	2011	2010	2009

Volatility	21.1%	30.9%	32.8%
Expected life	6 mos.	6 mos.	6 mos.
Risk-free interest rate	0.2%	0.2%	1.4%

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $11.73, $12.53, and $13.71 during fiscal year 2011, 2010, and 2009, respectively.

Restricted Stock Awards

As of April 2, 2011, there was less than $0.1 million of total unrecognized compensation cost related to non vested restricted stock awards. This cost is expected to be recognized over a weighted average period of 0.1 years.

A summary of restricted stock awards activity for the year ended April 2, 2011 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Outstanding at April 3, 2010	5,000	$48.09
Released	(2,500)	$48.09

Outstanding at April 2, 2011	2,500	$48.09

Restricted Stock Units

As of April 2, 2011, there was $5.1 million of total unrecognized compensation cost related to non vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.6 years.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock units activity for the year ended April 2, 2011 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date

Nonvested at April 3, 2010	106,934	$50.62
Awarded	77,016	$59.81
Released	(36,048)	$61.45
Forfeited	(17,270)	$53.48

Nonvested at April 2, 2011	130,632	$51.72

12.	EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by ASC Topic 260, Earnings Per Share. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	April 2,	April 3,	March 28,
	2011	2010	2009
	(In thousands, except per share amounts)

Basic EPS
Net income	$79,980	$58,370	$59,304
Weighted average shares	25,077	25,451	25,389

Basic income per share	$3.19	$2.29	$2.34

Diluted EPS
Net income	$79,980	$58,370	$59,304
Basic weighted average shares	25,077	25,451	25,389
Net effect of common stock equivalents	519	612	784

Diluted weighted average shares	25,596	26,063	26,173
Diluted income per share	$3.12	$2.24	$2.27

During 2011, 2010, and 2009, approximately 1.2 million, 0.9 million, and 0.5 million, respectively, potentially dilutive common shares were not included in the computation of diluted earnings per share because the inclusion of these potentially dilutive shares would be anti-dilutive.

13.	COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive income is as follows:

		Unrealized	Impact of
	Foreign	Gain/(Loss) on	Defined Benefit
	Currency	Derivatives,	Plans,
	Translation	Net of Tax	Net of Tax	Total
	(In thousands)

Balance as of March 28, 2009	$2,672	$1,122	$(511)	$3,283

Changes during the year	2,599	332	(309)	2,622

Balance as of April 3, 2010	$5,271	$1,454	$(820)	$5,905

Changes during the year	6,380	(3,299)	555	3,636

Balance as of April 2, 2011	$11,651	$(1,845)	$(265)	$9,541

14.	RETIREMENT PLANS

Defined Contribution Plans

We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $3.3 million in 2011, $3.0 million in 2010, and $2.9 million in 2009. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal year 2011, 2010, or 2009.

Some of our subsidiaries also have defined contribution plans, to which plan both the employee and the employer make contributions. The employer contributions to these plans totaled $1.8 million, $1.7 million, and $1.4 million in fiscal year 2011, 2010, and 2009, respectively, of which $1.5 million, $1.4 million, and $1.2 million in fiscal year 2011, 2010, and 2009, respectively, were contributed for our employees in Switzerland.

Defined Benefit Plans

ASC Topic 715, Compensation — Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status in comprehensive income on its Statement of Stockholders’ Equity and Comprehensive Income.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	April 2,	April 3,	March 28,
	2011	2010	2009
	(In thousands)

Service cost	$667	$512	$539
Interest cost on benefit obligation	283	242	242
Expected (return)/loss on plan assets	(467)	(289)	946
Actuarial gain/(loss)	(48)	223	(1,028)
Amortization of unrecognized prior service cost	381	(68)	(41)
Amortization of unrecognized initial obligation	30	27	26

Totals	$846	$647	$684

The activity under those defined benefit plans are as follows:

	April 2,	April 3,
	2011	2010
	(In thousands)

Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(7,949)	$(6,721)
Service cost	(667)	(512)
Interest cost	(283)	(242)
Benefits paid	843	217
Actuarial (loss)/gain	102	(558)
Currency translation	(674)	(133)

Benefit obligation, end of year	$(8,628)	$(7,949)

Change in Plan Assets:
Fair value of plan assets, beginning of year	$3,833	$3,097
Company contributions	478	471
Benefits paid	(783)	(176)
Gain/(Loss) on plan assets	467	288
Currency translation	454	153

Fair value of Plan Assets, end of year	$4,449	$3,833

Funded Status	$(4,178)	$(4,116)
Unrecognized net actuarial loss/(gain)	341	785
Unrecognized initial obligation	(83)	(117)
Unrecognized prior service cost	171	180

Net amount recognized	$(3,749)	$(3,268)

One of the benefit plans is funded through assets of the Company. Accordingly that plan has no assets included in the information presented above. The total liability for this plan was $4.1 million and $3.7 million as of April 2, 2011 and April 3, 2010, respectively. The assets of the other plan were greater than the accumulated benefit obligation in fiscal year 2011 and 2010.

The accumulated benefit obligation for both plans was $3.9 million and $3.6 million for the year ended April 2, 2011 and April 3, 2010, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized as a component of other accrued liabilities on the balance sheet as of April 2, 2011 and April 3, 2010, under ASC Topic 715 totaled $3.7 million and $3.3 million, respectively.

The components of the change recorded in our accumulated other comprehensive income related to our defined benefit plans, net of tax, are as follows (in thousands):

Balance as of March 28, 2009	$(511)
Obligation at transition	28
Actuarial loss	(293)
Prior service cost	(44)

Balance as of April 3, 2010	$(820)
Obligation at transition	574
Actuarial loss	(50)
Prior service cost	31

Balance as of April 2, 2011	$(265)

The weighted average rates used to determine the net periodic benefit costs were as follows:

	April 2,	April 3,	March 28,
	2011	2010	2009

Discount rate	5.30%	5.20%	4.50%
Rate of increased salary levels	2.60%	2.00%	2.30%
Expected long-term rate of return on assets	1.60%	1.60%	1.90%

We have no other material obligation for post-retirement or post-employment benefits.

The Company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

For the Company’s plan with assets, the asset allocation at the end of April 2, 2011 and April 3, 2010 year end by asset category are presented in the following table:

	April 2,	April 3,
	2011	2010

Plan Assets
Equity Securities	58.7%	58.3%
Debt Securities	41.3%	41.7%

Total	100.0%	100.0%

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of April 2, 2011. Using the same three- level valuation hierarchy for disclosure of fair value measurements as described in Note 7, the categorization for the assets of the Company’s plan with assets is classified within Level 1 of the fair value hierarchy because the plan assets are primarily local market and global equity securities and local market bonds that are valued using prices quoted on the active market.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at April 2, 2011. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows (in thousands):

Expected Benefit Payments
Fiscal Year 2012	$152
Fiscal Year 2013	$199
Fiscal Year 2014	$327
Fiscal Year 2015	$196
Fiscal Year 2016	$2,242

Fiscal Year 2017-2020	$3,116

The Company contributions for fiscal year 2012 are expected to be consistent with our recent historical experience.

15.	SEGMENT INFORMATION

Segment Definition Criteria

We manage our business on the basis of one operating segment: the design, manufacture, and marketing of blood management solutions. Our chief operating decision-maker uses consolidated results to make operating and strategic decisions. Manufacturing processes, as well as the regulatory environment in which we operate, are largely the same for all product categories.

Enterprise Wide Disclosures about Product and Services

We have four global product families: plasma, blood center, hospital, and software solutions.

Our products include equipment devices and the related disposables used with these devices. Disposables include the plasma, blood center, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood center consists of disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients. Hospital consists of surgical disposables (principally the Cell Saver® autologous blood recovery system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and the cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following surgery to recover blood and the patient’s red cells to prepare them for reinfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s hemostasis (blood clotting ability) during and after surgery).

Software solutions include information technology platforms that assist blood centers, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from External Customers:

	April 2,	April 3,	March 28,
	2011	2010	2009
	(In thousands)

Disposable revenues
Plasma disposables	$227,209	$232,378	$202,165
Blood center disposables
Platelet	156,251	151,026	143,423
Red cell	46,828	48,031	49,508

	203,079	199,057	192,931

Hospital disposables
Surgical	66,503	69,942	67,697
OrthoPAT	35,631	37,079	35,420
Diagnostics	19,414	16,770	14,017

	121,548	123,791	117,134

Disposables revenue	551,836	555,226	512,230
Software solutions	66,876	35,919	31,605
Equipment & other	57,982	54,285	54,044

Total revenues	$676,694	$645,430	$597,879

Enterprise Wide Disclosures about Product and Services
Year ended (in thousands)

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated

Sales	$316,447	$908	$317,355	$110,263	$61,594	$171,857	$187,482	$676,694
Total Assets	$582,733	$15,903	$598,636	$47,156	$18,164	$65,320	$170,505	$834,461
Long-Lived Assets	$305,305	$12,715	$318,020	$12,391	$4,181	$16,572	$38,092	$372,684

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated

Sales	$301,774	$2,191	$303,965	$109,573	$51,324	$160,897	$180,568	$645,430
Total Assets	$487,955	$22,941	$510,896	$42,438	$20,928	$63,366	$190,043	$764,305
Long-Lived Assets	$313,241	$16,800	$330,041	$11,230	$3,805	$15,035	$19,285	$364,361

		Other	Total
	United	North	North		Other	Total	Total	Total
	States	America	America	Japan	Asia	Asia	Europe	Consolidated

Sales	$279,029	$—	$279,029	$97,215	$45,460	$142,675	$176,175	$597,879
Total Assets	$461,226	$6,756	$467,982	$47,723	$18,557	$66,280	$115,431	$649,693
Long-Lived Assets	$220,531	$5,607	$226,138	$11,121	$3,912	$15,033	$18,323	$259,494

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	REORGANIZATION

On April 1, 2010, our Board of Directors approved transformation and restructuring plans, which include the integration of Global Med Technologies, Inc. During fiscal year 2011, in addition to the costs in the below table and as part of our approved transformation and restructuring plans, we incurred the following expenses:

•	Stock compensation expense of $1.7 million resulting from the acceleration of unvested stock options in accordance to terms of an employment contract for an employee. This expense is included as part of our restructuring charges and reflected in our consolidated statement of income as selling, general and administrative expense for the year ended April 2, 2011.

•	$2.1 million of integration costs related to the Global Med acquisition.

During fiscal year 2010, in connection with the transformation plan, we had an asset write down of $15.7 million related to the abandonment of our next generation platelet apheresis platform and our blood center donation management software, as well as $8.6 million in transformation costs related to the separation of employees and reflected in our consolidated statement of income as selling, general and administrative expense.

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

The following summarizes the restructuring activity for the year ended April 2, 2011, April 3, 2010, and March 28, 2009, respectively:

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	April 3, 2010	Incurred	Payments	Write down	April 2, 2011
	(In thousands)

Employee-related costs	$9,761	$3,595	$(10,574)	$—	$2,782
Facility related costs	—	889	—	—	889

	$9,761	$4,484	$(10,574)	$—	$3,671

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	March 28, 2009	Incurred	Payments	Write down	April 3, 2010
	(In thousands)

Employee-related costs	$2,729	$8,598	$(1,566)	$—	$9,761
Facility related costs	42	—	(42)	—	—
Other exit & termination costs	78	15,686	(78)	(15,686)	—

	$2,849	$24,284	$(1,686)	$(15,686)	$9,761

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Restructuring
					Accrual
	Balance at	Cost		Asset	Balance at
	March 29, 2008	Incurred	Payments	Write down	March 28, 2009
	(In thousands)

Employee-related costs	$521	$6,076	$(3,868)	$—	$2,729
Facility related costs	42	72	(72)	—	42
Other exit & termination costs	78	—	—	—	78

	$641	$6,148	$(3,940)	$—	$2,849

17.	CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other. Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $2.8 million and $4.9 million in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage during the year ended April 2, 2011 and April 3, 2010, respectively. The capitalized costs are included as a component of property, plant and equipment in the consolidated financial statements.

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

The Company capitalized $6.9 million and $4.7 million in software development costs for ongoing initiatives during the year ended April 2, 2011 and April 3, 2010, respectively. At April 2, 2011 and April 3, 2010, we have a total of $13.4 million and $6.5 million, respectively, of costs capitalized related to in process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. In connection with these development activities, we capitalized interest of $0.1 million in each of the fiscal years 2011 and 2010. We will begin to amortize the remaining costs when the products are released for sale. Subsequent to April 2, 2011, $4.1 million of costs capitalized related to one in-process project were placed into service.

During fiscal year 2010, in connection with the change in our technology strategy and restructuring of our Engineering, Research and Development organization, the Company decided to abandon our software development project for our next generation blood center apheresis platform. At April 3, 2010, we had an asset impairment of $12.2 million in total capitalized software development costs of this project in accordance with ASC Topic 985-20, as the net realizable value of the capitalized software was insufficient to recover the asset amount capitalized.

Additionally during fiscal year 2010, in connection with our acquisition of Global Med, we had an asset impairment of $3.5 million in capitalized costs of other software development initiatives in accordance with ASC Topic 985-20, as the net realizable value of the capitalized software was insufficient to recover the asset amount capitalized.

HAEMONETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUMMARY OF QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended April 2, 2011:
Net revenues	$163,039	$166,833	$176,789	$170,033
Gross profit	$86,463	$87,755	$93,490	$87,501
Operating income	$24,189	$28,905	$28,559	$28,895
Net income	$17,918	$21,338	$19,734	$20,989
Share data:
Net Income:
Basic	$0.71	$0.86	$0.79	$0.82
Diluted	$0.70	$0.85	$0.77	$0.81
Fiscal year ended April 3, 2010:
Net revenues	$154,087	$157,070	$165,169	$169,104
Gross profit	$82,943	$80,967	$85,447	$88,124
Operating income	$26,327	$27,023	$25,835	$4,096
Net income	$18,072	$18,050	$18,286	$3,962
Share data:
Net Income:
Basic	$0.70	$0.70	$0.72	$0.16
Diluted	$0.69	$0.69	$0.71	$0.15

Gross profit declined during the fourth quarter of fiscal year 2011 due to a decline in sales volume and increased inventory reserves. Operating income remained flat during the same period due to a reduction in cash bonus incentive compensation as the Company’s financial results were lower than the financial targets established at the beginning of the year.

Operating income decreased by $21.7 million during the fourth quarter of fiscal year 2010 primarily due to:

•	The impairment of two intangible assets totaling $15.7 million,

•	Restructuring costs totaling $8.6 million, primarily separation benefits, associated with the integration of the Global Med Acquisition (under new accounting rules costs to separate employees of Global Med are now expensed), and the implementation of a customer solutions implementation group,

•	Costs to consummate the acquisition of Global Med totaling $1.7 million,

partially offset by :

•	Income totaling $2.3 million resulting from the remeasurement of the fair value of contingent consideration from our Neoteric acquisition.

19.	SUBSEQUENT EVENTS (UNAUDITED)

In a May 2, 2011 press release, we announced that the Board of Directors approved the repurchase of up to $50 million of Company shares during fiscal year 2012.

In April 2011, we announced a voluntary recall of our OrthoPAT devices manufactured prior to 2002. In the fourth quarter of fiscal year 2011, we recorded $0.8 million of expense based on our current estimate of accruable costs related to remediation efforts associated with the recall. In fiscal year 2012, we anticipate spending approximately $10 million of incremental capital equipment-related expenditures to the upgrade of our OrthoPAT devices placed at customer locations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation:

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of April 2, 2011 and April 3, 2010 and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended April 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at April 2, 2011 and April 3, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
May 26, 2011

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-a5(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 2, 2011. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of April 2, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young, LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation:

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Haemonetics Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Haemonetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation and subsidiaries as of April 2, 2011 and April 3, 2010, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended April 2, 2011 of Haemonetics Corporation and subsidiaries and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
May 26, 2011

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

1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 21, 2011.

2. The information concerning our Executive Officers is set forth at the end of Part I hereof.

3. The balance of the information required by this item, including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K, is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held July 21, 2011. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://www.haemonetics.com/site/content/investor/investor.asp and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.

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

The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2011. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held July 21, 2011.

Stock Plans

The following table below sets forth information as of April 2, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Number of Securities
Available for Future
Issuance Under Equity
	Number of Securities to be	Weighted Average	Compensation Plans
	Issued upon Exercise	Exercise Price of	(Excluding Securities
	of Outstanding Options,	Outstanding Options,	Reflected in Column
Plan Category	Warrants and Rights	Warrants and Rights	(a)*

Equity compensation plans approved by security holders	2,579,975	$48.94	1,361,366
Equity compensation plans not approved by security holders	—	—	—

Total	2,579,975	$48.94	1,361,366

*	Includes 496,530 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 21, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 21, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

A)	Financial Statements are included in Part II of this report

All other schedules have been omitted because they are not applicable or not required.

B)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 92, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Brian Concannon
Brian Concannon,
President and Chief Executive Officer

Date: May 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Concannon Brian Concannon	President and Chief Executive Officer (Principal Executive Officer)	May 26, 2011

/s/ Christopher Lindop Christopher Lindop	Chief Financial Officer and Vice President Business Development (Principal Financial Officer)	May 26, 2011

/s/ Susan Hanlon Susan Hanlon	Vice President Finance (Principal Accounting Officer)	May 26, 2011

/s/ Lawrence Best Lawrence Best	Director	May 26, 2011

/s/ Paul Black Paul Black	Director	May 26, 2011

/s/ Susan Bartlett Foote Susan Bartlett Foote	Director	May 26, 2011

/s/ Ronald Gelbman Ronald Gelbman	Director	May 26, 2011

/s/ Pedro Granadillo Pedro Granadillo	Director	May 26, 2011

/s/ Mark Kroll, Ph.D. Mark Kroll	Director	May 26, 2011

/s/ Ronald Merriman Ronald Merriman	Director	May 26, 2011

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Number and Description of Exhibit

1. Articles of Organization
3A*	Articles of Organization of the Company effective August 29, 1985, as amended December 12, 1985 and May 21, 1987 (filed as Exhibit 3A to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
3B*	Form of Restated Articles of Organization of the Company (filed as Exhibit 3B to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
3C*	Articles of Amendment to the Articles of Organization of the Company filed May 8, 1991 with the Secretary of the Commonwealth of Massachusetts (filed as Exhibit 3E to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
3D*	Articles of Amendment to the Articles of Organization of the Company filed August 21, 2006 with the Secretary of the Commonwealth of Massachusetts
3E*	By-Laws of the Company, as amended January 23, 2008 (filed as Exhibit 99.1 to the Company’s Form 8-K No. 1-14041 dated January 23, 2008 and incorporated herein by reference).
2. Instruments defining the rights of security holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
3. Material Contracts
10A*	Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company’s Form S-1 No. 33-39490 and incorporated herein by reference).
10B*	First Amendment to lease dated July 17, 1990 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).
10C*	Second Amendment to lease dated July 17, 1990 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania.(filed as Exhibit 10AG to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10D*	Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the property adjacent to the main facility in Braintree, Massachusetts (filed as Exhibit 10M to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10E*	Amendment No. 1 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company for the child care facility (filed as Exhibit 10N to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1992 and incorporated herein by reference).
10F*	Amendment No. 2 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company (filed as Exhibit 10S to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10G*	Amendment No. 3 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership and the Company, dated April 1, 1997 (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).
10H*	Amendment No. 4 to Lease dated July 3, 1991 between Wood Road Associates II Limited Partnership, as assigned to Trinet Essential Facilities XXIX, Inc., effective June 18, 1998, and the Company, dated February 25, 2002. (filed as Exhibit 10AB to the Company’s Form 10-K No. 1-10730 for the year ended March 30, 2002 and incorporated herein by reference).
10I*	Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).
10J*†	1992 Long-Term Incentive Plan (filed as Exhibit 10V to the Company’s Form 10-K No. 1-10730 for the year ended April 3, 1993 and incorporated herein by reference).
10K*†	1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AA to the Company’s Form 10-K No. 1-10730 for the year ended March 28, 1998 and incorporated herein by reference).
10L*†	Haemonetics Corporation 2000 Long-term Incentive Plan (filed as Exhibit 10A to the Company’s Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).

10M*†	Form of Option Agreements for Non-Qualified stock options for the 1998 Stock Option Plan for Non-Employee Directors. (filed as Exhibit 10AI to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10N*†	Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees. (filed as Exhibit 10AJ to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).
10O*†	Form of Option Agreements for Non-Qualified stock options for the 2000 Long- Term Incentive Plan for Non-Employee Directors. (filed as Exhibit 10AK to the Company’s Form 10-K No. 1-10730 for the year ended March 29, 2003).
10P*†	2005 Long Term Incentive Compensation Plan (filed as Exhibit 10Z in the Company’s Form 10-Q for the quarter ended September 26, 2009)
10Q*†	Amendment to the 2005 Long Term Incentive Compensation Plan (filed as Item 2 in the Company’s 2008 Definitive Proxy Statement)
10R*†	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Form 10-Q No. 1-10730 for the quarter ended October 1, 2005).
10S*	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term Incentive Compensation Plan for Employees.
10T*†	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Form 10-Q No. 1-10730 for the quarter ended October 1, 2005).
10U*	Form of Restricted Stock Agreement with Employees under 2005 Long Term Incentive Compensation Plan.
10V*†	Form of Change in Control Agreement dated January 19, 2006 between the Company and members of the Company’s Operating Committee (filed as Exhibit 10AQ to the Company’s Form 10-K No. 1-10730 for the year ended April 1, 2006 and incorporated herein by reference).
10W*†	Change in Control Agreement entered into between the Company and Christopher Lindop on and January 2, 2007 (filed as Exhibit 10AR to the Company’s Form 10-K No. 1-10730 for the year ended March 31, 2007 and incorporated herein by reference).
10X*†	2007 Employee Stock Purchase Plan (filed as Exhibit 10AS to the Company’s Form 10-K No. 1-14041 for the year ended March 29, 2008 and incorporated herein by reference).
21	Subsidiaries of the Company
23.1	Consent of the Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company
32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company
101∧	The following materials from Haemonetics Corporation on Form 10-K for the year ended April 2, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference
†	Agreement, plan, or arrangement related to the compensation of officers or directors

∧	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(All other exhibits are inapplicable.)

SCHEDULE II

HAEMONETICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and	Write-Offs	Balance at End
	Period	Expenses	(Net of Recoveries)	of Period
	(In thousands)

For Year Ended April 2, 2011
Allowance for Doubtful Accounts	$2,554	$343	$(1,098)	$1,799
For Year Ended April 3, 2010
Allowance for Doubtful Accounts	$2,312	$363	$(121)	$2,554
For Year Ended March 28, 2009
Allowance for Doubtful Accounts	$2,365	$838	$(891)	$2,312