Form 10-Q
period 2011-07-02
HAEMONETICS CORP
filed 2011-08-10
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: July 2, 2011
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
Yes ☐ No ☑
The number of shares of $.01 par value common stock outstanding as of July 2, 2011:
25,770,869

HAEMONETICS CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Unaudited Consolidated Statements of Income — Three Months Ended July 2, 2011 and July 3, 2010	2
Unaudited Consolidated Balance Sheets — July 2, 2011 and April 2, 2011	3
Unaudited Consolidated Statements of Cash Flows — Three Months Ended July 2, 2011 and July 3, 2010	4
Notes to Unaudited Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	23
ITEM 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25

ITEM 1. Legal Proceedings	25
ITEM 1A. Risk Factors	25
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3. Defaults upon Senior Securities	25
ITEM 4. [Removed and Reserved]	25
ITEM 5. Other Information	25
ITEM 6. Exhibits	25
Signatures	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	July 2,	July 3,
	2011	2010
Net revenues	$170,569	$163,039
Cost of goods sold	81,821	76,576

Gross profit	88,748	86,463

Operating expenses:

Research, development and engineering	8,609	7,920
Selling, general and administrative	56,231	54,354

Total operating expenses	64,840	62,274

Operating income	23,908	24,189
Interest expense	(106)	(153)
Interest income	106	102
Other income/(expense), net	(215)	237

Income before provision for income taxes	23,693	24,375
Provision for income taxes	6,746	6,457

Net income	$16,947	$17,918

Basic income per common share
Net income	$0.66	$0.71

Income per common share assuming dilution
Net income	$0.65	$0.70

Weighted average shares outstanding
Basic	25,731	25,140
Diluted	26,216	25,703
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 2, 2011	April 2, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$216,891	$196,707
Accounts receivable, less allowance of $1,741 at July 2, 2011 and $1,799 at April 2, 2011	120,759	127,166
Inventories, net	94,960	84,387
Deferred tax asset, net	9,930	9,674
Prepaid expenses and other current assets	25,729	30,897

Total current assets	468,269	448,831
Property, plant and equipment:
Land, building and building improvements	52,544	52,359
Plant equipment and machinery	132,404	128,612
Office equipment and information technology	84,530	83,258
Haemonetics equipment	215,640	211,455

Total property, plant and equipment	485,118	475,684
Less: accumulated depreciation	(328,140)	(320,156)

Net property, plant and equipment	156,978	155,528
Other assets:
Intangible assets, less amortization of $46,707 at July 2, 2011 and $43,827 at April 2, 2011	100,892	101,789
Goodwill	115,707	115,367
Deferred tax asset, long term	1,357	1,291
Other long-term assets	10,203	10,458

Total other assets	228,159	228,905

Total assets	$853,406	$833,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$906	$913
Accounts payable	28,155	28,323
Accrued payroll and related costs	23,001	27,039
Accrued income taxes	6,082	6,033
Deferred tax liability	554	107
Other liabilities	44,321	46,256

Total current liabilities	103,019	108,671

Long-term debt, net of current maturities	3,606	3,966
Long-term deferred tax liability	18,386	18,669
Other long-term liabilities	15,939	15,822

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; Authorized - 150,000,000 shares; Issued and outstanding— 25,770,869 at July 2, 2011 and 25,660,393 shares at April 2, 2011	257	256
Additional paid-in capital	310,083	302,709
Retained earnings	390,577	373,630
Accumulated other comprehensive income	11,539	9,541

Total stockholders’ equity	712,456	686,136

Total liabilities and stockholders’ equity	$853,406	$833,264

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	July 2,	July 3,
	2011	2010
Cash Flows from Operating Activities:
Net income	$16,947	$17,918
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	11,988	12,410
Stock compensation expense	2,401	2,197
Loss/(Gain) on sales of property, plant and equipment	56	(15)
Unrealized loss from hedging activities	609	877
Accretion of interest expense on contingent consideration	89	165
Change in operating assets and liabilities:
Decrease in accounts receivable, net	7,939	655
Increase in inventories	(10,288)	(4,167)
Decrease in prepaid income taxes	7,993	6,617
Decrease in other assets and other long-term liabilities	(3,059)	(4,591)
Tax benefit on exercise of stock options	356	538
Decrease in accounts payable and accrued expenses	(7,900)	(19,078)

Net cash provided by operating activities	27,131	13,526
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(11,801)	(15,224)
Proceeds from sale of property, plant and equipment	19	111

Net cash used in investing activities	(11,782)	(15,113)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(361)	(205)
Net decrease in short-term loans	(9)	(9,936)
Employee stock purchase plan	1,849	1,645
Exercise of stock options	2,675	3,010
Excess tax benefit on exercise of stock options	313	549
Share repurchase	—	(50,000)

Net cash provided by/(used in) financing activities	4,467	(54,937)
Effect of exchange rates on cash and cash equivalents	368	(1,571)

Net Increase/(Decrease) in Cash and Cash Equivalents	20,184	(58,095)
Cash and Cash Equivalents at Beginning of Year	196,707	141,562

Cash and Cash Equivalents at End of Period	$216,891	$83,467

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$3,150	$1,091

Supplemental Disclosures of Cash Flow Information:
Interest paid	$102	$128

Income taxes paid	$1,387	$1,650

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the three months ended July 2, 2011. Operating results for the three month period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2011.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. There were no material recognized subsequent events recorded in the July 2, 2011 consolidated financial statements.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2012 and 2011 include 52 weeks with all four quarters each having 13 weeks.
2. NEW ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 updates the accounting guidance related to fair value measurements that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the potential impact of Update No. 2011-04 on our consolidated financial statements. This statement is effective for our fourth quarter of fiscal year 2012.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the disclosure requirements for comprehensive income to include total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted and amendments do not require any transition disclosures. This statement is effective in our first quarter of fiscal year 2013.
Standards Implemented
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. On April 3, 2011, the Company adopted this guidance, which did not have a material impact on our financial position and results of operations.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We did not complete any material business acquisitions during the three months ended July 2, 2011 thus the disclosure requirements were not applicable for the period.

3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	For the Three Months Ended
	July 2, 2011	July 3, 2010
	(in thousands, except per share amounts)
Basic EPS
Net income	$16,947	$17,918

Weighted average shares	25,731	25,140

Basic income per share	$0.66	$0.71

Diluted EPS
Net income	$16,947	$17,918

Basic weighted average shares	25,731	25,140
Net effect of common stock equivalents	485	563

Diluted weighted average shares	26,216	25,703

Diluted income per share	$0.65	$0.70

Weighted average shares outstanding, assuming dilution, excludes the impact of 0.5 million and 1.0 million stock options for the first quarter of fiscal year 2012 and 2011, respectively, because these securities were anti-dilutive during the noted periods.
4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $2.4 million and $2.2 million was recognized for the three months ended July 2, 2011 and July 3, 2010, respectively. The related income tax benefit recognized was $0.7 million and $0.5 million for the three months ended July 2, 2011 and July 3, 2010, respectively.
The weighted average fair value for stock options granted in the first three months of fiscal year 2012 and 2011 was $17.68 and $17.48, respectively. The assumptions utilized for stock option grants during the periods presented are as follows:

	Three Months Ended
	July 2, 2011	July 3, 2010
Stock Options Black-Scholes assumptions (weighted average):
Volatility	27.20%	28.34%
Expected life (years)	4.9	5.0
Risk-free interest rate	1.65%	2.64%
Dividend yield	0.00%	0.00%
During the three months ended July 2, 2011 and July 3, 2010, there were 41,067 and 35,992 shares purchased under the ESPP, respectively. They were purchased at $46.80 and $45.70 per share under the ESPP, respectively.
5. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	For the three months ended
	July 2, 2011	July 3, 2010
	(in thousands)
Warranty accrual as of the beginning of the period	$1,273	$903
Warranty provision	278	435
Warranty spending	(292)	(459)

Warranty accrual as of the end of the period	$1,259	$879

6. COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

	For the three months ended
(in thousands)	July 2, 2011	July 3, 2010
Net income	$16,947	$17,918

Other comprehensive income:
Net change in minimum pension liability, net of tax	(21)	(49)
Foreign currency translation	1,705	(4,247)
Unrealized gain/(loss) on cash flow hedges, net of tax	(1,323)	450
Reclassifications into earnings of cash flow hedge (gains)/losses, net of tax	1,637	(31)

Total comprehensive income	$18,945	$14,041

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

	July 2, 2011	April 2, 2011
	(in thousands)
Raw materials	$30,368	$26,404
Work-in-process	5,195	4,352
Finished goods	59,397	53,631

	$94,960	$84,387

8. ACQUISITIONS
ACCS Acquisition
On December 28, 2010, Haemonetics acquired certain assets of Applied Critical Care Services, Inc. (ACCS) for $6.4 million. This transaction was accounted for as an acquisition of a business. ACCS was a manufacturer’s representative for Haemonetics engaged in the selling and servicing of the TEG product line. The purchase price allocation, which was finalized during the three months ended July 2, 2011, was as follows: $4.3 million in customer relationships; $0.6 million of other liabilities; and $2.7 million in goodwill.
9. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. Approximately 49% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of July 2, 2011 and April 2, 2011 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Accumulated Other Comprehensive Income in Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $144.4 million as of July 2, 2011 and $154.8 million as of April 2, 2011.
During the quarter ended July 2, 2011, we recognized net losses of $1.6 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of July 2, 2011 mature within twelve months. For the quarter ended July 2, 2011, net losses of $0.6 million were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $0.9 million as of July 3, 2010. At July 2, 2011, $1.3 million of losses, net of tax, may be reclassified to earnings within the next twelve months.
Non-designated Foreign Currency Hedge Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one month. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $47.3 million as of July 2, 2011 and $45.9 million as of April 2, 2011.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the three months ended July 2, 2011.

		Amount of Loss
	Amount of Loss	Reclassified		Amount
	Recognized	from AOCI into	Location in	Excluded from	Location in
	in AOCI	Earnings	Statement of	Effectiveness	Statement of
Derivative Instruments	(Effective Portion)	(Effective Portion)	Operations	Testing (*)	Operations
(in thousands)
Designated foreign currency hedge contracts	$(1,323)	$(1,637)	Net revenues,	$(41)	Other income
			COGS, and
			SG&A
Non-designated foreign currency hedge contracts	—	—		591	Other expense

	$(1,323)	$(1,637)		$550

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of July 2, 2011 or April 2, 2011.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of July 2, 2011, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheet as of July 2, 2011 and April 2, 2011 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

	Location in	Balance as of	Balance as of
(in thousands)	Balance Sheet	July 2, 2011	April 2, 2011
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,475	$2,563

		$2,475	$2,563

Derivative Liabilities:
Designated foreign currency hedge contracts	Other accrued liabilities	$3,707	$4,174

		$3,707	$4,174

Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the three months ended July 2, 2011, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. For the quarter ended July 2, 2011, we have classified our other liabilities — contingent consideration relating to our acquisition of Neoteric within Level 3 of the fair value hierarchy because the value is determined using significant unobservable inputs.
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of July 2, 2011:

		Significant
	Quoted Market	Other	Significant
	Prices for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$170,823	$—	$—	$170,823
Forward currency exchange contracts	—	2,475	—	2,475

	$170,823	$2,475	$—	$173,298

Liabilities
Forward currency exchange contracts	$—	$3,707	$—	$3,707
Other liabilities — contingent consideration	—	—	2,338	2,338

	$—	$3,707	$2,338	$6,045

Level 3 liabilities consists of the contingent consideration liability that is solely related to the Neoteric acquisition and is calculated based on estimated annual revenue growth for the three years following the acquisition at established profitability thresholds and is not limited. The fair value of the liability is determined using probability weighted projected revenues and earnings through the ending in fiscal year 2012 that are discounted to present value based on a risk-weighted expected rate of return. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the three months ended July 2, 2011.

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(in thousands)	(Level 3)
Beginning balance	$2,284
Accretion of interest expense on contingent consideration	89
Change in value	(35)

Ending balance	$2,338

Other Fair Value Disclosures
The fair value of our long-term debt obligations, which was estimated using quoted market prices for the same or similar instruments, was $3.9 million and $4.1 million at July 2, 2011 and April 2, 2011, respectively.
10. INCOME TAXES
The Company’s reported tax rate was 28.5% for the three month period ended July 2, 2011, and 26.5% for the three month period ended July 3, 2010. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our Swiss operations. The reported tax rate was higher for the three months ended July 2, 2011 as compared to the prior year primarily due to a $0.8 million benefit recorded during the three months ended July 3, 2010 from the release of a foreign reserve as a result of a foreign jurisdictional ruling.
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
12 . SEGMENT INFORMATION
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
Disposables (single-use sterile kits used in our devices for collection or salvage of blood products) are marketed in our plasma, blood center, and hospital product businesses. Plasma disposables are used with our PCS®2 devices to perform apheresis for the collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood center disposables are used with our MCS+ device to collect one or more blood components (principally platelets but also red cells and plasma) for transfusion to patients. The Hospital business consists of disposables used with our Cell Saver® and cardioPAT® devices to recover red cells from blood lost in a surgical procedure so that these may be made available for reinfusion to the patient (“autotransfusion”). OrthoPAT® disposables are used for autotransfusion during and immediately following orthopedic surgeries. Diagnostics products principally reflect sales of diagnostic reagents and the TEG® Thrombelastograph® hemostasis analyzer which profiles a patient’s blood clotting characteristics.

Software solutions include information technology platforms that assist blood centers, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.
Revenues from External Customers:

	Three Months Ended
	July 2, 2011	July 3, 2010
	(in thousands)
Disposable revenues
Plasma disposables	$62,759	$55,917

Blood center disposables
Platelet	37,310	36,317
Red cell	11,869	11,314

	49,178	47,631

Hospital disposables
Surgical	15,742	16,351
OrthoPAT	7,754	8,957
Diagnostics	5,615	4,708

	29,111	30,016

Disposables revenue	141,048	133,564

Software solutions	18,160	16,460
Equipment & other	11,361	13,015

Total revenues	$170,569	$163,039

13. REORGANIZATION
On April 1, 2010, our Board of Directors approved transformation and restructuring plans, which primarily include the integration of Global Med Technologies, Inc. for the periods presented.

The following summarizes the restructuring activity for the three months ended July 2, 2011 and July 3, 2010, respectively:

(Dollars in thousands)	Three Months Ended July 2, 2011
					Restructuring
					Accrual
	Balance at			Asset	Balance at
	April 2, 2011	Cost Incurred	Payments	Write down	July 2, 2011
Employee-related costs	$2,782	$137	$(1,436)	$—	$1,483
Facility related costs	889	200	(342)	—	747

	$3,671	$337	$(1,778)	$—	$2,230

(Dollars in thousands)	Three Months Ended July 3, 2010
					Restructuring
					Accrual
	Balance at			Asset	Balance at
	April 3, 2010	Cost Incurred	Payments	Write down	July 3, 2010
Employee-related costs	$9,761	$1,245	$(2,899)	$—	$8,107

	$9,761	$1,245	$(2,899)	$—	$8,107

14. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
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
The Company capitalized $1.5 million and $1.2 million in other software development costs for ongoing initiatives during three month period ended July 2, 2011 and July 3, 2010, respectively. At July 2, 2011 and April 2, 2011, we have a total of $10.8 million and $13.4 million, respectively, of costs capitalized related to in process software development initiatives, respectively. During the first quarter of fiscal year 2012, $4.1 million of capitalized costs related to one project were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto, and the MD&A contained in our fiscal year 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2011. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 22.
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
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 82.7% and 81.9% of our total revenues for the first three months of fiscal year 2012 and 2011, respectively.

Financial Summary

	For the three months ended
	July 2,	July 3,	% Increase/
(in thousands, except per share data)	2011	2010	(Decrease)
Net revenues	$170,569	$163,039	4.6%
Gross profit	$88,748	$86,463	2.6%
% of net revenues	52.0%	53.0%

Operating expenses	$64,840	$62,274	4.1%
Operating income	$23,908	$24,189	(1.2%)
% of net revenues	14.0%	14.8%

Interest expense	$(106)	$(153)	(30.7%)
Interest income	$106	$102	3.9%
Other income, net	$(215)	$237	(190.7%)

Income before taxes	$23,693	$24,375	(2.8%)

Provision for income tax	$6,746	$6,457	4.5%
% of pre-tax income	28.5%	26.5%

Net income	$16,947	$17,918	(5.4%)
% of net revenues	9.9%	11.0%

Earnings per share-diluted	$0.65	$0.70	(7.3%)
Net revenues increased 4.6% for the first three months of fiscal year 2012 over the comparable period of fiscal year 2011. Without the effects of foreign exchange which accounted for an increase of 2.7% for the first three months of fiscal year 2012, net revenues increased 1.9% for the quarter. This increase reflects strong year over year revenue growth from our plasma and software businesses, offset by declines in our hospital businesses due to a recall of certain of our OrthoPAT devices.
Gross profit increased 2.6% as compared to the first three months of fiscal year 2011. Without the effects of foreign exchange, which increased gross profit by 2.9% for the first three months of fiscal year 2012, gross profit decreased 0.3% for the quarter. The decrease was primarily due to increased product quality costs and product mix associated with lower sales of hospital products and higher plasma disposable sales.
Operating expenses increased 4.1% for the first three months of fiscal year 2012 over the comparable period of fiscal year 2011. Foreign exchange accounted for an increase in operating expenses of 3.8% for the quarter. Without the effects of foreign exchange, operating expenses increased 0.3% in the first three months of fiscal year 2012. Higher operating expenses are attributable to increased investment in research and development and in our field selling organization. These increases were partially offset by cost reductions from planned savings from integrating Global Med into our software business and lower expense associated with cash bonus compensation for this fiscal year.
Operating income decreased 2.8% for the first three months of fiscal year 2012 over the comparable period of fiscal year 2011. Foreign exchange accounted for an increase of 0.8% for the first quarter. Without the effects of foreign exchange, operating income decreased 3.6% for the quarter as revenue growth did not result in an increase in gross profit due primarily to product mix and higher costs of quality. Also contributing to this decrease were increases in operating expenses as discussed above.
Net income decreased 5.4% for the first three months of fiscal year 2012 over the comparable period of fiscal year 2011. Without the effects of foreign exchange which accounted for a decrease in net income of 0.5% for the quarter, net income decreased 4.9% for the three months ended July 2, 2011. The decrease in net income was attributable to the decline in operating income described above, as well as lower non-operating income.

RESULTS OF OPERATIONS
Net Revenues by Geography

	For the three months ended
	July 2,	July 3,
(in thousands)	2011	2010	% Increase
United States	$86,395	$79,309	8.9%
International	84,174	83,730	0.5%

Net revenues	$170,569	$163,039	4.6%

International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 49.3% and 51.4% of net revenues for the first three months of fiscal year 2012 and 2011, respectively. Revenues in Japan accounted for approximately 15.3% of total revenues for the first three months of both fiscal year 2012 and 2011. Revenues in Europe accounted for approximately 25.0% and 26.1% of net revenues for the first three months of fiscal year 2012 and 2011, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	For the three months ended
	July 2,	July 3,	% Increase/
(in thousands)	2011	2010	(Decrease)
Disposables	$141,048	$133,564	5.6%
Software solutions	18,160	16,460	10.3%
Equipment & other	11,361	13,015	(12.7%)

Net revenues	$170,569	$163,039	4.6%

Disposables Revenues by Product Type

	For the three months ended
	July 2,	July 3,	% Increase/
(in thousands)	2011	2010	(Decrease)

Plasma disposables	$62,759	$55,917	12.2%

Blood center disposables
Platelet	37,310	36,317	2.7%
Red cell	11,869	11,314	4.9%

	49,178	47,631	3.2%

Hospital disposables
Surgical	15,742	16,351	(3.7%)
OrthoPAT	7,754	8,957	(13.4%)
Diagnostics	5,615	4,708	19.3%

	29,111	30,016	(3.0%)

Total disposables revenue	$141,048	$133,564	5.6%

Disposables
Disposables revenue increased 5.6% for the first three months of fiscal year 2012 over the comparable period of fiscal year 2011. Foreign exchange resulted in a 2.5% increase for the first quarter. Without the effect of foreign exchange, disposables revenue increased 3.1% for the first three months of fiscal year 2012, driven primarily by increases in our plasma business as discussed below.
Plasma
Plasma disposables revenue increased 12.2% for the first three months of fiscal year 2012 compared to the same period in fiscal year 2011. Foreign exchange accounted for a 1.4% increase for the first quarter. The remaining increase in plasma disposables revenue of 10.8% is primarily attributable to increased plasma collections by our commercial fractionation customers in North America and emerging markets. These increases were partially offset by reduced revenues in Japan due to a change in collection practices in Japan. We expect the strong growth in commercial collections to moderate over the balance of fiscal year 2012.
Blood Center
Blood center consists of disposables used to collect platelets and red cells.
Platelet disposables revenue increased 2.7% for the first three months of fiscal year 2012 compared to the same period in fiscal year 2011. Comparing the first three months of fiscal year 2012 to that of fiscal year 2011, foreign exchange accounted for an increase of 5.0%. Without the effect of foreign exchange, platelet disposable revenue decreased 2.3% primarily due to a sales decline in our international markets. The sales decline was primarily associated with competition, including the switch from apheresis platelets to platelets derived from whole blood collections. This decline was partly offset by an increase in sales in our emerging markets.
Red cell disposables revenue increased 4.9% for the first three months of fiscal year 2012 compared to the same period in fiscal year 2011. Foreign exchange accounted for a revenue increase of 0.5% from the first three months of fiscal year 2011 to that of fiscal year 2012. The remaining increase of 4.4% for the quarter was driven by increased demand for red cells in North America.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products.
Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenues from our surgical disposables decreased 3.7% for the first three months of fiscal year 2012 compared to the same period in fiscal year 2011. Foreign exchange resulted in an increase in surgical disposables revenue of 3.4% for the quarter. The decrease of 7.1%

excluding the effect of foreign exchange for the first quarter was the result of a decrease in demand across our European and North American markets, driven by both competitive pressures and market conditions resulting in fewer surgeries.
Revenues from our OrthoPAT disposables decreased 13.4% for the first three months of fiscal year 2012 compared to the same period in fiscal year 2011. Foreign exchange resulted in an increase in OrthoPAT disposables revenue of 1.9% for the quarter. Without the effect of foreign currency, OrthoPAT disposables revenue decreased by 15.3% for the first quarter. Our voluntary recall of our OrthoPAT devices manufactured prior to 2002 earlier this quarter adversely impacted our business. We expect to complete the build of replacement devices in our fourth quarter. Accordingly, we expect this trend to continue in the near term.
Diagnostics product revenue consists principally of the TEG products. Revenues from our diagnostics products increased 19.3% for the first three months of fiscal year 2012 compared to the same period in fiscal year 2011. Currency exchange accounted for a decrease of 0.4%. Without the effect of currency, diagnostic product revenues increased by 19.7% for the quarter. The revenue increase in the quarter is due to new and continued adoption of our TEG equipment, including significant new business in emerging markets.
Software Solutions
Our software solutions revenues include revenue from software sales. Software solutions revenues increased 10.3% for the first three months of fiscal year 2012 over the comparable period of fiscal year 2011. Foreign exchange resulted in a 3.1% increase for the quarter. The remaining increase of 7.2% for the first three months of fiscal year 2012 was driven primarily by revenues associated with strong plasma-related sales.
Equipment & Other
Our equipment & other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. Equipment & other revenues decreased 12.7% for the first three months of fiscal year 2012 over the comparable period of fiscal year 2011. Foreign exchange resulted in a 4.0% increase for the quarter. Without the effect of currency exchange, the decrease of 16.7% for the first three months of fiscal year 2012 was primarily driven by the timing of sales orders in our distribution business, including the deferral of a key contract award beyond the current quarter.
Gross Profit

	For the three months ended
	July 2,	July 3,
(in thousands)	2011	2010	% Increase
Gross profit	$88,748	$86,463	2.6%
% of net revenues	52.0%	53.0%
Gross profit increased 2.6% as compared to the first three months of fiscal year 2011. Without the effects of foreign exchange, which increased gross profit by 2.9% for the first three months of fiscal year 2012, gross profit decreased 0.3% for the quarter. Our gross profit margin decreased by 100 basis points for the first three months of fiscal year 2012. The decrease was primarily due to increased product quality costs and product mix associated with lower sales of hospital products and higher plasma disposable sales. The increased product quality costs included the shipment of a higher cost substitute product for certain plasma disposable sales in Europe in response to customer complaints that we are currently addressing. As we respond to these complaints we are in communication with regulators and are working with customers to minimize any disruption to their operations. We do not expect this matter to have a significant effect on our plasma business. We expect the product quality and mix trends noted to continue to impact gross profit over the balance of fiscal year 2012.

Operating Expenses

	For the three months ended
	July 2,	July 3,
(in thousands)	2011	2010	% Increase

Research, development and engineering	$8,609	$7,920	8.7%
% of net revenues	5.0%	4.9%

Selling, general and administrative	$56,231	$54,354	3.5%
% of net revenues	33.0%	33.3%

Total operating expenses	$64,840	$62,274	4.1%
% of net revenues	38.0%	38.2%
Research, Development and Engineering
Research, development and engineering expenses increased 8.7% for the first three months of fiscal year 2012 as compared to the same period of fiscal year 2011. The increase was primarily related to the general increase in development programs in support of long-term product plans, including increased expenditures for development of our automated whole blood collection system and increased funding of our blood-typing prototype.
Selling, General and Administrative
During the first three months of fiscal year 2012, selling, general and administrative expenses increased 3.5% compared to the same period of fiscal year 2011. Foreign exchange resulted in an increase in selling, general and administrative expenses of 0.6% during fiscal year 2012. Excluding the impact of foreign exchange, selling, general and administrative expense increased 2.9% for the first quarter, which was attributable to increased investment in our worldwide selling organization. These increases were partly offset by cost reductions from planned savings from the integration of Global Med into our software business and lower expense associated with cash bonus compensation this fiscal year as the Company’s financial results were lower than the financial targets established.
Other (expense)/income, net

	For the three months ended
	July 2,	July 3,
(in thousands)	2011	2010	% Increase
Interest expense	$(106)	$(153)
Interest income	106	102
Other (expense), income net	(215)	237

Total other (expense), income net	$(215)	$186	n.m.

Total other income, net declined for first three months of fiscal year 2012 as compared to the same period of fiscal year 2011, primarily due to an increase in foreign exchange transaction losses on foreign currency denominated assets.
Income Taxes

	For the three months ended
	July 2,	July 3,
(in thousands)	2011	2010	% Increase
Reported income tax rate	28.5%	26.5%	2.0%
The Company’s reported tax rate was 28.5% for the three month period ended July 2, 2011, and 26.5% for the three month period ended July 3, 2010. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our Swiss operations. The reported tax rate was higher for the three months ended July 2, 2011 as compared to the prior year primarily due to a $0.8 million benefit recorded during the three months ended July 3, 2010 from the release of a foreign reserve as a result of a jurisdictional ruling.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	July 2, 2011	April 2, 2011
Cash & cash equivalents	$216,891	$196,707
Working capital	$365,250	$340,160
Current ratio	4.5	4.1
Net cash position (1)	$212,379	$191,828
Days sales outstanding (DSO)	64	68
Disposables finished goods inventory turnover	6.1	6.1

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, and option exercises. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily capital expenditures, share repurchases under the $50.0 million share repurchase program authorized by the Board of Directors in May 2011, and business development activities.

	For the three months ended
(in thousands)	July 2, 2011	July 3, 2010	Increase
Net cash provided by (used in):
Operating activities	$27,131	$13,526	$13,605
Investing activities	(11,782)	(15,113)	3,331
Financing activities	4,467	(54,937)	59,404
Effect of exchange rate changes on cash and cash equivalents (1)	368	(1,571)	1,939

Net increase/(decrease) in cash and cash equivalents	$20,184	$(58,095)	$78,279

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Cash Flow Overview:
Three Month Comparison
Operating Activities:
Net cash provided by operating activities increased by $13.6 million in the first three months of fiscal year 2012 as compared to the first three months of fiscal year 2011, primarily due to lower payments for annual bonuses and restructuring and transformation costs. Payments related to transformation activities also were higher in the prior year due to the timing of our Global Med acquisition, which closed at the end of fiscal year 2010.
Investing Activities:
Net cash used in investing activities decreased by $3.3 million during the first three months of fiscal year 2012 as compared to the first three months of 2011 due to a $3.4 million decrease in capital expenditures on property, plant, and equipment.

Financing Activities:
In the first three months of fiscal year 2012, financing activities resulted in a use of cash versus generating financing cash flows in fiscal year 2011, resulting in a net change of $59.4 million primarily due to:
•	$50.0 million decrease in cash paid out relating to share repurchases as we completed this share repurchase during the first quarter of the prior year and did not purchase any shares under a new $50.0 million share repurchase in the first quarter of this year; and
•	$9.9 million decrease in net borrowings under short-term revolving credit agreements.
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
Foreign Exchange
During the first three months of fiscal year 2012, approximately 49% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse affect on our results of operations and, conversely, whenever the U.S. dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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
Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled during fiscal years 2010, 2011, and 2012 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in Euros and the Japanese Yen. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First	Favorable /	Second	Favorable /	Third	Favorable /	Fourth	Favorable /
	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)
Euro — Hedge Spot Rate (US$ per Euro)
FY10	1.57		1.49		1.32		1.28
FY11	1.36	(13.4)%	1.41	(5.0)%	1.43	8.6%	1.35	5.5%
FY12	1.24	(8.5)%	1.30	(8.0)%	1.36	(4.9)%	1.35	0.1%
FY13	1.43	15.2%

Japanese Yen — Hedge Spot Rate (JPY per US$)
FY10	105.28		105.11		96.38		93.50
FY11	98.17	6.8%	94.91	9.7%	89.13	7.5%	89.78	4.0%
FY12	88.99	9.4%	85.65	9.8%	81.73	8.3%	82.45	8.2%
FY13	81.13	8.8%

Canadian Dollar — Hedge Spot Rate (CAD per US$)
FY10	1.14		1.12		1.11		1.09
FY11	1.10	(3.9)%	1.09	(3.0)%	1.07	(4.2)%	1.03	(5.5)%
FY12	1.05	(4.2)%	1.03	(5.0)%	1.00	(5.8)%	0.99	(3.8)%
FY13	0.98	(7.1)%

British Pound — Hedge Spot Rate (US$ per GBP)
FY10	1.45		1.44		1.42		1.40
FY11	1.47	(1.6)%	1.65	(14.5)%	1.63	(14.7)%	1.59	(12.9)%
FY12	1.50	(2.0)%	1.54	6.8%	1.57	3.6%	1.54	3.2%
FY13	1.62	(8.0)%

Swiss Franc — Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(3.6)%	0.96	(7.9)%	0.92	(12.4)%
FY13	0.86	(18.4)%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 updates the accounting guidance related to fair value measurements that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the potential impact of Update No. 2011-04 on our consolidated financial statements. This statement is effective for our fourth quarter of fiscal year 2012.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the disclosure requirements for comprehensive income to include total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted and amendments do not require any transition disclosures. This statement is effective in our first quarter of fiscal year 2013.
Standards Implemented
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. On April 3, 2011, the Company adopted this guidance, which did not have a material impact on our financial position and results of operations.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We did not complete any material business acquisitions during the three months ended July 2, 2011 thus the disclosure requirements were not applicable for the period.
Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

ITEM 3. Quantitative and qualitative disclosures about market risk
The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.
Foreign exchange risk
See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales. We do not use the financial instruments for speculative or trading activities. At July 2, 2011, we had the following significant foreign exchange contracts to hedge the anticipated cash flows from forecasted foreign currency denominated sales outstanding. The contracts have been organized into maturity groups and the related quarter that we expect the hedge contract to affect our earnings.

								Quarter
								Expected
Hedged	(BUY) / SELL	Weighted Spot		Weighted Forward		Fair Value		to Affect
Currency	Local Currency	Contract Rate		Contract Rate		Gain / (Loss)	Maturity	Earnings
Euro	7,443,400	1.307		1.305		$(1,003,403)	Jun 2011 - Aug 2011	Q2 FY12
Euro	10,267,000	1.362		1.356		$(812,445)	Sep 2011 - Nov 2011	Q3 FY12
Euro	10,732,156	1.370		1.361		$(736,573)	Dec 2011 - Feb 2012	Q4 FY12
Euro	6,252,000	1.432		1.417		$(70,839)	Mar 2012 - Apr 2012	Q1 FY13
Japanese Yen	1,060,013,000	84.896	per US	$84.464	per US$	$(572,915)	Jun 2011 - Aug 2011	Q2 FY12
Japanese Yen	1,490,748,302	81.733	per US	$81.298	per US$	$(130,787)	Sep 2011 - Nov 2011	Q3 FY12
Japanese Yen	1,238,150,398	82.454	per US	$82.054	per US$	$(257,288)	Dec 2011 - Feb 2012	Q4 FY12
Japanese Yen	829,948,000	81.125	per US	$80.901	per US$	$(43,932)	Mar 2012 - Apr 2012	Q1 FY13
GBP	(824,502)	1.595		1.591		$11,425	May 2011 - July 2011	Q2 FY12
GBP	(2,679,632)	1.574		1.569		$92,426	Aug 2011 - Oct 2011	Q3 FY12
GBP	(2,679,632)	1.581		1.574		$74,463	Nov 2011 - Jan 2012	Q4 FY12
GBP	(2,183,685)	1.621		1.612		$(24,170)	Feb 2012 - Apr 2012	Q1 FY13
GBP	(642,000)	1.640		1.632		$(20,052)	May 2012	Q2 FY13
CAD	(4,148,622)	1.032	per US	$1.040	per US$	$276,277	Jul 2011 - Sep 2011	Q2 FY12
CAD	(2,680,000)	1.003	per US	$1.012	per US$	$101,414	Oct 2011 - Dec 2011	Q3 FY12
CAD	(2,938,832)	0.975	per US	$0.981	per US$	$12,527	Jan 2012 - Mar 2012	Q4 FY12
CAD	(1,778,238)	0.978	per US	$0.986	per US$	$11,728	Apr 2012 - May 2012	Q1 FY13
CHF	(3,924,000)	1.011	per US	$1.007	per US$	$799,209	Jul 2011 - Sep 2011	Q2 FY12
CHF	(3,893,500)	0.957	per US	$0.953	per US$	$571,224	Oct 2011 - Dec 2011	Q3 FY12
CHF	(3,893,500)	0.917	per US	$0.915	per US$	$403,293	Jan 2012 - Mar 2012	Q4 FY12
CHF	(2,548,000)	0.860	per US	$0.858	per US$	$86,115	Apr 2012 - May 2012	Q1 FY13

						$(1,232,303)

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $9.0 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $10.5 million decrease in the fair value of the forward contracts.
Interest Rate Risk
All of our long-term debt is at fixed rates. Accordingly, we do not have any material exposure to interest rate changes.

ITEM 4. Controls and Procedures
We conducted an evaluation, as of July 2, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 2, 2011.
There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended July 2, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In April 2008, our subsidiary Haemonetics Italia, Srl. and two of its employees were found guilty by a court in Milan, Italy of charges arising from allegedly improper payments made under a consulting contract with a local physician and in pricing products under a tender from a public hospital. The two employees found guilty in this matter are no longer employed by the Company. This matter dates to 2004 and involved other unrelated companies and individuals. On June 14, 2011, the final level appeals court affirmed these verdicts. There are no further appeals available and the convictions are now final. When the matters first arose, our Board of Directors commissioned independent legal counsel to conduct investigations on its behalf. Based upon its evaluation of counsel’s report, the Board concluded that no disciplinary action was warranted in either case. Neither the original ruling nor its final affirmation has impacted the Company’s business in Italy to date.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 2, 2011, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In a May 2, 2011 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2012. Through July 2, 2011, the Company did not repurchase any shares of its common stock.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None
Item 6. Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company
32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company
101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 2, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
Date: August 10, 2011	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice
President Business Development (Principal Financial Officer)