Form 10-Q
period 2011-10-01
HAEMONETICS CORP
filed 2011-11-03
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: October 1, 2011
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
The number of shares of $.01 par value common stock outstanding as of October 1, 2011:
24,981,455

HAEMONETICS CORPORATION
INDEX

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net revenues	$179,445	$166,833	$350,014	$329,872
Cost of goods sold	89,496	79,078	171,316	155,655

Gross profit	89,949	87,755	178,698	174,217

Operating expenses:

Research and development	10,350	7,954	18,959	15,875
Selling, general and administrative	62,613	52,790	118,844	107,144
Contingent consideration income	(1,580)	(1,894)	(1,580)	(1,894)

Total operating expenses	71,383	58,850	136,223	121,125

Operating income	18,566	28,905	42,475	53,092

Other income, net	445	254	230	442

Income before provision for income taxes	19,011	29,159	42,705	53,534

Provision for income taxes	5,131	7,821	11,877	14,277

Net income	$13,880	$21,338	$30,828	$39,257

Basic income per common share
Net income	$0.55	$0.86	$1.21	$1.58

Income per common share assuming dilution
Net income	$0.54	$0.85	$1.18	$1.54

Weighted average shares outstanding
Basic	25,418	24,686	25,575	24,913
Diluted	25,843	25,228	26,029	25,459
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 1, 2011	April 2, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,421	$196,707
Accounts receivable, less allowance of $2,283 at October 1, 2011 and $1,799 at April 2, 2011	129,242	127,166
Inventories, net	101,444	84,387
Deferred tax asset, net	9,790	9,674
Prepaid expenses and other current assets	17,203	30,897

Total current assets	441,100	448,831

Property, plant and equipment:
Land, building, and building improvements	55,127	52,359
Plant equipment and machinery	132,124	128,612
Office equipment and information technology	85,347	83,258
Haemonetics equipment	217,471	211,455

Total property, plant and equipment	490,069	475,684
Less: accumulated depreciation	(333,203)	(320,156)

Net property, plant and equipment	156,866	155,528

Other assets:
Intangible assets, less amortization of $49,320 at October 1, 2011 and $43,827 at April 2, 2011	98,847	101,789
Goodwill	115,582	115,367
Deferred tax asset, long term	1,353	1,291
Other long-term assets	9,974	10,458

Total other assets	225,756	228,905

Total assets	$823,722	$833,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$3,080	$913
Accounts payable	29,759	28,323
Accrued payroll and related costs	26,780	27,039
Accrued income taxes	5,361	6,033
Deferred tax liability	123	107
Other liabilities	45,703	46,256

Total current liabilities	110,806	108,671

Long-term debt, net of current maturities	3,332	3,966
Long-term deferred tax liability	18,005	18,669
Other long-term liabilities	13,302	15,822

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 24,981,455 shares at October 1, 2011 and 25,660,393 shares at April 2, 2011	249	256
Additional paid-in capital	304,517	302,709
Retained earnings	364,726	373,630
Accumulated other comprehensive income	8,785	9,541

Total stockholders’ equity	678,277	686,136

Total liabilities and stockholders’ equity	$823,722	$833,264

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	October 1,	October 2,
	2011	2010
Cash Flows from Operating Activities:
Net income	$30,828	$39,257
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	24,619	24,690
Stock compensation expense	4,701	4,089
Loss on sales of property, plant and equipment	278	316
Unrealized loss from hedging activities	1,080	1,133
Contingent consideration income	(1,580)	(1,894)
Reversal of interest expense on contingent consideration	(574)	(493)
Change in operating assets and liabilities:
Increase in accounts receivable, net	(1,332)	(837)
Increase in inventories	(15,390)	(3,900)
Decrease in prepaid income taxes	12,283	6,849
Increase in other assets and other long-term liabilities	(1,267)	(3,727)
Tax benefit of exercise of stock options	952	946
Decrease in accounts payable and accrued expenses	(2,059)	(22,143)

Net cash provided by operating activities	52,539	44,286
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(23,843)	(24,088)
Proceeds from sale of property, plant and equipment	130	262

Net cash used in investing activities	(23,713)	(23,826)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(634)	(166)
Net increase/(decrease) in short-term loans	1,992	(5,249)
Employee stock purchase plan	1,847	1,645
Exercise of stock options	4,707	5,841
Excess tax benefit on exercise of stock options	333	628
Share repurchase	(49,998)	(50,000)

Net cash used in financing activities	(41,753)	(47,301)
Effect of exchange rates on cash and cash equivalents	(359)	328

Net decrease in Cash and Cash Equivalents	(13,286)	(26,513)
Cash and Cash Equivalents at Beginning of Year	196,707	141,562

Cash and Cash Equivalents at End of Period	$183,421	$115,049

Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$6,292	$3,710

Supplemental Disclosures of Cash Flow Information:
Interest paid	$220	$251

Income taxes paid	$2,288	$6,941

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform to the presentation of the financial statements for the six months ended October 1, 2011. Operating results for the six month period ended October 1, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2011.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. There were no material recognized subsequent events recorded in the October 1, 2011 consolidated financial statements.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2012 and 2011 include 52 weeks with all four quarters each having 13 weeks.
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
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the disclosure requirements for comprehensive income to include total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted and amendments do not require any transition disclosures. This statement is effective in our first quarter of fiscal year 2013.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and footnote disclosures.

Standards Implemented
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. On April 3, 2011, the Company adopted this guidance, which did not have a material impact on our financial position or results of operations.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We did not complete any material business acquisitions during the six months ended October 1, 2011 thus the disclosure requirements were not applicable for the period.

3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	Three Months Ended
	October 1, 2011	October 2, 2010
	(in thousands, except per share amounts)
Basic EPS
Net income	$13,880	$21,338

Weighted average shares	25,418	24,686

Basic income per share	$0.55	$0.86

Diluted EPS
Net income	$13,880	$21,338

Basic weighted average shares	25,418	24,686
Net effect of common stock equivalents	425	542

Diluted weighted average shares	25,843	25,228

Diluted income per share	$0.54	$0.85

	Six Months Ended
	October 1, 2011	October 2, 2010
	(in thousands, except per share amounts)
Basic EPS
Net income	$30,828	$39,257

Weighted average shares	25,575	24,913

Basic income per share	$1.21	$1.58

Diluted EPS
Net income	$30,828	$39,257

Basic weighted average shares	25,575	24,913
Net effect of common stock equivalents	454	546

Diluted weighted average shares	26,029	25,459

Diluted income per share	$1.18	$1.54

Weighted average shares outstanding, assuming dilution, excludes the impact of 0.4 million and 1.1 million stock options for the second quarter of fiscal year 2012 and 2011, respectively, 0.4 million and 0.8 million stock options for the first six months of fiscal year 2012 and 2011, respectively, because these securities were anti-dilutive during the noted periods.

4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $4.7 million and $4.1 million was recognized for the six months ended October 1, 2011 and October 2, 2010, respectively. The related income tax benefit recognized was $1.3 million for the six months ended October 1, 2011 and October 2, 2010.
The weighted average fair value for our options granted in the first six months of fiscal year 2012 and 2011 was $18.27 and $16.89, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Six Months Ended
	October 1, 2011	October 2, 2010
Stock Options Black-Scholes assumptions (weighted average):
Volatility	27.42%	28.33%
Expected life (years)	4.9	4.9
Risk-free interest rate	1.60%	2.43%
Dividend yield	0.00%	0.00%
During the six months ended October 1, 2011 and October 2, 2010, there were 41,067 and 35,992 shares, respectively, purchased under the ESPP. They were purchased at $46.80 and $45.70 per share, respectively, under the ESPP.
5. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Six Months Ended
	October 1, 2011	October 2, 2010
	(in thousands)
Warranty accrual as of the beginning of the period	$1,273	$903
Warranty provision	603	699
Warranty spending	(856)	(940)

Warranty accrual as of the end of the period	$1,020	$662

6. COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

	Three Months Ended
(in thousands)	October 1, 2011	October 2, 2010
Net income	$13,880	$21,338

Other comprehensive income:
Net change in minimum pension liability, net of tax	—	27
Foreign currency translation	(2,447)	7,481
Unrealized loss on cash flow hedges, net of tax	(1,566)	(4,519)
Reclassifications into earnings of cash flow hedge losses, net of tax	1,259	149

Total comprehensive income	$11,126	$24,476

	Six Months Ended
(in thousands)	October 1, 2011	October 2, 2010
Net income	$30,828	$39,257

Other comprehensive income:
Net change in minimum pension liability, net of tax	(21)	(22)
Foreign currency translation	(742)	3,234
Unrealized loss on cash flow hedges, net of tax	(2,889)	(4,069)
Reclassifications into earnings of cash flow hedge losses, net of tax	2,896	118

Total comprehensive income	$30,072	$38,518

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

	October 1, 2011	April 2, 2011
	(in thousands)
Raw materials	$35,333	$26,404
Work-in-process	4,301	4,352
Finished goods	61,810	53,631

	$101,444	$84,387

8. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the six months ended October 1, 2011, approximately 51% of our sales are generated outside the U.S. generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, British Pound Sterling and the Canadian Dollar. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of October 1, 2011 and April 2, 2011 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $153.6 million as of October 1, 2011 and $154.8 million as of April 2, 2011.
During the six months ended October 1, 2011, we recognized net losses of $2.9 million in earnings on our cash flow hedges. For the six months ended October 1, 2011, $2.9 million of losses, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $4.1 million as of October 2, 2010. At October 1, 2011, losses of $2.9 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of October 1, 2011 mature within twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $48.2 million as of October 1, 2011 and $45.9 million as of April 2, 2011.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the six months ended October 1, 2011.

	Amount of Loss	Reclassified		Amount
	Recognized	from AOCI into	Location in	Excluded from	Location in
	in AOCI	Earnings	Statement of	Effectiveness	Statement of
Derivative Instruments	(Effective Portion)	(Effective Portion)	Operations	Testing (*)	Operations
(in thousands)
Designated foreign currency hedge contracts	$(2,889)	$2,896	Net revenues, COGS, and SG&A	$167	Other income
Non-designated foreign currency hedge contracts	—	—		1,670	Other expense

	$(2,889)	$2,896		$1,837

(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of October 1, 2011 or April 2, 2011.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of October 1, 2011, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of October 1, 2011 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

	Location in	Balance as of	Balance as of
(in thousands)	Balance Sheet	October 1, 2011	April 2, 2011
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,541	$2,563

		$1,541	$2,563

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$4,185	$4,174

		$4,185	$4,174

Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the quarter and the six months ended October 1, 2011, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds, foreign currency hedge contracts, and contingent consideration. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. The fair value of our foreign currency hedge contracts is the estimated amount that the Company would receive or pay upon liquidation of the contracts, taking into account the change in currency exchange rates.

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of October 1, 2011:

		Significant
	Quoted Market	Other	Significant
	Prices for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$143,035	$—	$—	$143,035
Foreign currency hedge contracts	—	1,541	—	1,541

	$143,035	$1,541	$—	$144,576

Liabilities
Foreign currency hedge contracts	$—	$4,185	$—	$4,185

	$—	$4,185	$—	$4,185

Release of Neoteric contingent consideration
Under ASC Topic 805, Business Combinations, we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. We have reviewed the expected performance versus the necessary thresholds of performance for the former shareholders to receive additional performance payments and we recorded an adjustment to the fair value of the contingent consideration as contingent consideration income of $1.6 million in the accompanying consolidated statements of income, reversing the remaining liability, as the expected performance thresholds will not be achieved.
In September 2011, we entered into an agreement to release the Company from the contingent consideration due to the former shareholders of Neoteric. Under the terms of the agreement, the former shareholders of Neoteric received $0.7 million in exchange for releasing the Company from any future claims for contingent consideration. The Company paid the $0.7 million settlement amount during September 2011 and has recorded the associated expense in the selling, general and administrative line item in the accompanying consolidated statements of income.
Other Fair Value Disclosures
The fair value of our real estate mortgage obligation was $3.7 million and $4.1 million at October 1, 2011 and April 2, 2011, respectively.
9. INCOME TAXES
The Company’s reported tax rate was 27.0% and 27.8% for the three and six month periods ended October 1, 2011, respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our Swiss operations.
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
During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with our High Separation Core Bowl (“HS Core”), a plasma disposable product used primarily to collect plasma for transfusion. Certain of these customers have also made claims regarding financial losses alleged to have been incurred as a result of this matter. Total aggregate claims submitted to date by customers relating to this issue are approximately $8.5 million. We do not expect any additional material claims from our customers. We are in the process of evaluating the submitted claims and continue to work with affected customers to minimize disruption to their operations and ultimately determine the validity and resolution of the submitted claims. Although this process is not completed, we have determined that it is probable that we will compensate certain affected customers in order to resolve their claims. We believe our ultimate liability will be less than the total claims submitted to date. Our current best estimate of the liability associated with this matter is $2.4 million, and accordingly we have recorded this amount as an expense within selling, general and administrative expenses as of October 1, 2011. We cannot determine currently whether a liability greater than $2.4 million will ultimately be incurred. We are also in the process of determining the extent to which claims may be recoverable under the Company’s insurance policies. We do not currently believe that liabilities related to this matter will materially affect our consolidated financial position and liquidity.
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
Our products include equipment devices and the related disposables used with these devices. Disposables include the plasma, blood center, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood center consists of disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients. Hospital consists of surgical disposables (principally the Cell Saver® and Cell Saver Elite ® autologous blood recovery systems targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and the cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following surgery to recover blood and the patient’s red cells to prepare them for reinfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s hemostasis (blood clotting ability) during and after surgery).
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

Revenues from External Customers:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(in thousands)
Disposable revenues
Plasma disposables	$64,408	$56,514

Blood center disposables
Platelet	42,195	39,746
Red cell	11,645	11,294

	53,840	51,040

Hospital disposables
Surgical	16,206	16,011
OrthoPAT	7,295	8,281
Diagnostics	5,659	4,647

	29,160	28,939

Disposables revenue	147,408	136,493

Software solutions	17,199	16,125
Equipment & other	14,838	14,215

Net revenues	$179,445	$166,833

	Six Months Ended
	October 1, 2011	October 2, 2010
	(in thousands)
Disposable revenues
Plasma disposables	$127,168	$112,431

Blood center disposables
Platelet	79,504	76,063
Red cell	23,514	22,608

	103,018	98,671

Hospital disposables
Surgical	31,948	32,362
OrthoPAT	15,049	17,238
Diagnostics	11,273	9,355

	58,270	58,955

Disposables revenue	288,456	270,057

Software solutions	35,359	32,585
Equipment & other	26,199	27,230

Net revenues	$350,014	$329,872

12. REORGANIZATION
During the six months ended October 1, 2011, the Company’s restructuring activities primarily consist of reorganization within our research and development, manufacturing and software operations. Employee-related costs primarily consist of employee severance and benefits. Facility-related costs primarily consist of charges associated with closing facilities, related lease obligations, and other related costs.
For the six months ended October 1, 2011, the Company incurred $3.0 million of restructuring charges. Restructuring expenses have been primarily included as a component of selling, general and administrative expense in the accompanying statements of income. We anticipate that the Company will incur approximately $5 to $6 million in additional restructuring charges related to these initiatives over the remaining six months of fiscal year 2012.
The following summarizes the restructuring activity for the six months ended October 1, 2011 and October 2, 2010, respectively:

	Six Months Ended October 1, 2011
				Restructuring
				Accrual
	Balance at			Balance at
(in thousands)	April 2, 2011	Cost Incurred	Payments	October 1, 2011
Employee-related costs	$2,782	$2,528	$(2,327)	$2,983
Facility-related costs	889	480	(713)	656

	$3,671	$3,008	$(3,040)	$3,639

	Six Months Ended October 2, 2010
				Restructuring
				Accrual
	Balance at			Balance at
(in thousands)	April 3, 2010	Cost Incurred	Payments	October 2, 2010
Employee-related costs	$9,761	$1,400	$(5,529)	$5,632

	$9,761	$1,400	$(5,529)	$5,632

13. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
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
The Company capitalized $2.8 million and $3.4 million in software development costs for ongoing initiatives during the six month periods ended October 1, 2011 and October 2, 2010, respectively. At October 1, 2011 and April 2, 2011, we have a total of $12.2 million and $13.4 million, respectively, of costs capitalized related to in process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

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
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 82.4% and 81.9% of our total revenues for the first six months of fiscal year 2012 and 2011, respectively.

Financial Summary

	Three Months Ended			Six Months Ended
	October 1,	October 2,	% Increase/	October 1,	October 2,	% Increase/
(in thousands, except per share data)	2011	2010	(Decrease)	2011	2010	(Decrease)
Net revenues	$179,445	$166,833	7.6%	$350,014	$329,872	6.1%
Gross profit	$89,949	$87,755	2.5%	$178,698	$174,217	2.6%
% of net revenues	50.1%	52.6%		51.1%	52.8%

Operating expenses	$71,383	$58,850	21.3%	$136,223	$121,125	12.5%
Operating income	$18,566	$28,905	(35.8%)	$42,475	$53,092	(20.0%)
% of net revenues	10.3%	17.3%		12.1%	16.1%

Other income, net	$445	$254	75.2%	$230	$442	(48.0%)

Income before taxes	$19,011	$29,159	(34.8%)	$42,705	$53,534	(20.2%)

Provision for income tax	$5,131	$7,821	(34.4%)	$11,877	$14,277	(16.8%)
% of pre-tax income	27.0%	26.8%		27.8%	26.7%

Net income	$13,880	$21,338	(35.0%)	$30,828	$39,257	(21.5%)
% of net revenues	7.7%	12.8%		8.8%	11.9%

Earnings per share-diluted	$0.54	$0.85	(36.5%)	$1.18	$1.54	(23.4%)
Net revenues increased 7.6% and 6.1% for the second quarter and first six months, respectively, of fiscal year 2012 over the comparable periods of fiscal year 2011. Without the effects of foreign exchange which accounted for an increase of 2.3% and 2.5% for the second quarter and first six months, respectively, of fiscal year 2012, net revenues increased 5.3% and 3.6% for the quarter and six months ended October 1, 2011. This increase reflects strong year over year revenue growth from our plasma, TEG and software businesses, offset by declines in our hospital businesses primarily due to a recall of certain of our OrthoPAT devices.
Gross profit increased 2.5% and 2.6% as compared to the second quarter and first six months, respectively, of fiscal year 2011. Without the effects of foreign exchange, which increased gross profit by 2.2% and 2.6% for the second quarter and first six months, respectively, of fiscal year 2012, gross profit increased 0.3% and was flat for the quarter and six months, respectively, ended October 1, 2011. Our gross profit margin decreased by 170 basis points for the first six months of fiscal year 2012. The decrease was primarily due to increased product quality costs and product mix associated with lower sales of hospital products and higher plasma disposable sales.
Operating expenses increased 21.3% and 12.5% for the second quarter and first six months, respectively, of fiscal year 2012 over the comparable periods of fiscal year 2011. Foreign exchange accounted for an increase in operating expenses of 5.5% and 4.6% for the quarter and six months, respectively. Without the effects of foreign exchange, operating expenses increased 15.8% and 7.9% in the second quarter and first six months, respectively, of fiscal year 2012. Higher operating expenses are attributable to increased restructuring costs, $2.4 million of expenses associated with customer claims arising from a quality matter with a plasma disposable product, and increased investment in research and development and sales and marketing. These increases were partially offset by lower expense associated with cash bonus compensation for this fiscal year.
Operating income decreased 35.8% and 20.0% for the second quarter and first six months of fiscal year 2012 over the comparable periods of fiscal year 2011. Foreign exchange accounted for a decrease of 4.6% and 1.9% for the second quarter and first six months, respectively, of fiscal year 2012. Without the effects of foreign exchange, operating income decreased 31.2% and 18.1% for the quarter and six months, respectively, as increases in operating expenses more than offset gross profit associated with revenue growth due to product mix and higher costs of quality.
Net income decreased 35.0% and 21.5% for the second quarter and first six months, respectively, of fiscal year 2012 over the comparable periods of fiscal year 2011. Without the effects of foreign exchange which accounted for a decrease in net income of 3.3% and 1.8% for the quarter and six months, respectively, net income decreased 31.7% and 19.7% for the quarter and six months ended October 1, 2011. The decrease in net income was attributable to the decline in operating income described above.
RESULTS OF OPERATIONS
Net Revenues by Geography

	Three Months Ended			Six Months Ended
	October 1,	October 2,	% Increase/	October 1,	October 2,	% Increase/
(in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
United States	$86,339	$78,740	9.7%	$172,734	$158,049	9.3%
International	93,106	88,093	5.7%	177,280	171,823	3.2%

Net revenues	$179,445	$166,833	7.6%	$350,014	$329,872	6.1%

International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 51% of net revenues for the first six months of fiscal year 2012 and 2011. Revenues in Japan accounted for approximately 16.9% and 16.5% of total revenues for the first six months of fiscal year 2012 and 2011, respectively. Revenues in Europe accounted for approximately 26.0% and 26.8% of net revenues for the first six months of fiscal year 2012 and 2011, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	Three Months Ended			Six Months Ended
	October 1,	October 2,	% Increase/	October 1,	October 2,	% Increase/
(in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
Disposables	$147,408	$136,493	8.0%	$288,456	$270,057	6.8%
Software solutions	17,199	16,125	6.7%	35,359	32,585	8.5%
Equipment & other	14,838	14,215	4.4%	26,199	27,230	(3.8%)

Net revenues	$179,445	$166,833	7.6%	$350,014	$329,872	6.1%

Disposable Revenues by Product Type

	Three Months Ended			Six Months Ended
	October 1,	October 2,	% Increase/	October 1,	October 2,	% Increase/
(in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
Plasma disposables	$64,408	$56,514	14.0%	$127,168	$112,431	13.1%

Blood center disposables
Platelet	42,195	39,746	6.2%	79,504	76,063	4.5%
Red cell	11,645	11,294	3.1%	23,514	22,608	4.0%

	$53,840	$51,040	5.5%	$103,018	$98,671	4.4%

Hospital disposables
Surgical	16,206	16,011	1.2%	31,948	32,362	(1.3%)
OrthoPAT	7,295	8,281	(11.9%)	15,049	17,238	(12.7%)
Diagnostics	5,659	4,647	21.8%	11,273	9,355	20.5%

	$29,160	$28,939	0.8%	$58,270	$58,955	(1.2%)

Total disposables revenue	$147,408	$136,493	8.0%	$288,456	$270,057	6.8%

Disposables
Disposables revenue increased 8.0% and 6.8% for the second quarter and first six months, respectively, of fiscal year 2012 over the comparable periods of fiscal year 2011. Foreign exchange resulted in an increase of 2.6% for the quarter and six months ended October 1, 2011. Without the effect of foreign exchange, disposables revenue increased 5.4% and 4.2% for the second quarter and first six months, respectively, of fiscal year 2012, driven primarily by increases in our plasma business as discussed below.
Plasma
Plasma disposables revenue increased 14.0% and 13.1% for the second quarter and first six months, respectively, of fiscal year 2012 compared to the same periods in fiscal year 2011. Foreign exchange accounted for an increase of 1.2% and 1.3% for the quarter and six months, respectively, ended October 1, 2011. The remaining increase in plasma disposables revenue of 12.8% and 11.8% for the quarter and six months, respectively, is primarily attributable to increased plasma collections by our commercial fractionation customers in North America. We expect the strong growth in commercial collections to moderate over the balance of fiscal year 2012.
Blood Center
Blood center consists of disposables used to collect platelets and red cells. Platelet disposables revenue increased 6.2% and 4.5% for the second quarter and first six months, respectively, of fiscal year 2012 compared to the same periods in fiscal year 2011. Foreign exchange accounted for a revenue increase of 5.7% and 5.4%, from the second quarter and first six months, respectively, of fiscal year 2011 to the same periods of fiscal year 2012. Without the effect of foreign exchange, platelet disposable revenue increased 0.5% and decreased 0.9% for the quarter and six months, respectively, ended October 1, 2012. Sales growth in the second quarter included the benefit of quality issues experienced with a competitor’s device in Japan. We expect platelet disposable sales to remain relatively flat over the balance of fiscal year 2012 as emerging market growth is expected to be offset by competitive factors negatively impacting sales in mature international markets.
Red cell disposables revenue increased 3.1% and 4.0% for the second quarter and first six months, respectively, of fiscal year 2012 compared to the same periods in fiscal year 2011. Foreign exchange accounted for a revenue increase of 0.3% and 0.4% from the second quarter and first six months, respectively, of fiscal year 2011 to the same periods of fiscal year 2012. The remaining increase of 2.8% and 3.6% for the quarter and six months, respectively, was driven by increased demand for red cells in North America.

Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenues from our surgical disposables increased 1.2% and decreased 1.3% for the second quarter and first six months, respectively, of fiscal year 2012 compared to the same periods in fiscal year 2011. Foreign exchange resulted in an increase in surgical disposables revenue of 2.7% and 3.1% for the quarter and six months, respectively, ended October 1, 2011. The decrease of 1.5% and 4.4% excluding the effect of foreign exchange for the second quarter and first six months of fiscal year 2012, respectively, was the result of a decrease in demand across our European and North American markets, driven primarily by competitive pressures, and market conditions resulting in fewer elective surgeries.
Revenues from our OrthoPAT disposables decreased 11.9% and 12.7% for the second quarter and first six months, respectively, of fiscal year 2012 compared to the same periods in fiscal year 2011. Foreign exchange resulted in an increase in OrthoPAT disposables revenue of 1.7% and 1.8% for the quarter and six months, respectively. Without the effect of foreign currency, OrthoPAT disposables revenue decreased by 13.6% and 14.5% for the second quarter and first six months, respectively, of fiscal year 2012. Our voluntary recall of our OrthoPAT devices manufactured prior to 2002 initiated during the first quarter adversely impacted our business. We expect to complete the build of replacement devices in our fourth quarter. Accordingly, we expect this trend to continue but moderate in future periods.
Diagnostics product revenue consists principally of the TEG products. Revenues from our diagnostics products increased 21.8% and 20.5% for the second quarter and first six months, respectively, of fiscal year 2012 compared to the same periods in fiscal year 2011. Currency exchange accounted for a decrease of 0.6% and 0.5% for the quarter and six months, respectively. Without the effect of currency, diagnostics product revenues increased by 22.4% and 21.0% for the quarter and six months, respectively. The revenue increase is due to continued adoption of our TEG equipment, including significant new business in emerging markets.
Software Solutions
Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues increased 6.7% and 8.5% for the second quarter and first six months, respectively, of fiscal year 2012 over the comparable periods of fiscal year 2011. Foreign exchange resulted in a 0.2% and 1.6% increase for the quarter and six months, respectively, ended October 1, 2011. The remaining increase of 6.5% for the second quarter of fiscal 2012 was driven primarily by installed base growth in our SafeTraceTX and BloodTrack products. The increase for the six months ended October 1, 2011 also included the benefit of strong plasma-related sales growth in the first quarter of fiscal 2012.
Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period-to-period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues increased 4.4% and decreased 3.8% for the second quarter and first six months, respectively of fiscal year 2012 over the comparable periods of fiscal year 2011. Foreign exchange resulted in a 1.7% and 2.8% increase for the quarter and six months ended October 1, 2011. Without the effect of currency exchange, the increase of 2.7% for the second quarter of fiscal 2012 was primarily driven by the positive impact of the timing of a key customer award in our distribution markets, offset by lower equipment sales to the military in North America. The decrease of 6.6% for the first six months of fiscal year 2012 was primarily driven by the decline in military orders noted as well as lower equipment sales in our distribution business.
Gross Profit

	Three Months Ended			Six Months Ended
	October 1,	October 2,	% Increase/	October 1,	October 2,	% Increase/
(in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
Gross profit	$89,949	$87,755	2.5%	$178,698	$174,217	2.6%
% of net revenues	50.1%	52.6%		51.1%	52.8%

Gross profit increased 2.5% and 2.6% as compared to the second quarter and first six months, respectively, of fiscal year 2011. Without the effects of foreign exchange, which increased gross profit by 2.2% and 2.6% for the second quarter and first six months, respectively, of fiscal year 2012, gross profit increased 0.3% and was flat for the quarter and six months, respectively, ended October 1, 2011. Our gross profit margin decreased by 250 and 170 basis points for the three and six month periods ending October 1, 2011, respectively. The decrease was primarily due to increased product quality costs and product mix associated with lower sales of hospital products and higher plasma disposable sales. The increased product quality costs included the shipment of a higher cost substitute product for certain plasma disposable sales in Europe in response to customer complaints that we are currently addressing. For further discussion related to this matter, refer to the discussion under selling, general and administrative expense below. We expect the product quality and mix trends noted to continue to impact gross profit over the balance of fiscal year 2012.
In October 2011, a facility of one of our contract manufacturers was damaged by the recent floods in Thailand. We have worked with the contract manufacturer to transition the manufacturing of the products that were made in this facility to the contract manufacturer’s facility in Japan and our own manufacturing locations. We expect some higher costs associated with the transition. We currently do not expect material supply disruption to our customers. We are actively communicating with our customers about our continuity plans. However, customers may choose to mitigate their risk by leveraging alternate suppliers, which may negatively impact future sales and gross margins.
Operating Expenses

	Three Months Ended			Six Months Ended
	October 1,	October 2,	% Increase/	October 1,	October 2,	% Increase/
(in thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)
Research and development	$10,350	$7,954	30.1%	$18,959	$15,875	19.4%
% of net revenues	5.8%	4.8%		5.4%	4.8%

Selling, general and administrative	$62,613	$52,790	18.6%	$118,844	$107,144	10.9%
% of net revenues	34.9%	31.6%		34.0%	32.5%

Contingent consideration	$(1,580)	$(1,894)	(16.6%)	$(1,580)	$(1,894)	(16.6%)
% of net revenues	(0.9%)	(1.1%)		(0.5%)	(0.6%)

Total operating expenses	$71,383	$58,850	21.3%	$136,223	$121,125	12.5%
% of net revenues	39.8%	35.3%		38.9%	36.7%
Research and Development
Research and development expenses increased 30.1% and 19.4% for the second quarter and first six months, respectively, of fiscal year 2012 as compared to the same periods of fiscal year 2011. Foreign exchange resulted in an increase in research and development expense of 2.1% and 2.9% during the second quarter and first six months, respectively, of fiscal year 2012. Excluding the impact of foreign exchange, research and development expense increased 28.0% and 16.5% for the second quarter and six months, respectively, ended October 1, 2011. These increases were primarily related to the general increase in development programs in support of long-term product plans and near term quality improvements.
Selling, General and Administrative
During the second quarter and first six months of fiscal year 2012, selling, general and administrative expenses increased 18.6% and 10.9%, respectively, compared to the same periods of fiscal year 2011. Foreign exchange resulted in an increase in selling, general and administrative expenses of 5.8% and 4.7% during the second quarter and first six months, respectively, of fiscal year 2012. Excluding the impact of foreign exchange, selling, general and administrative expense increased 12.8% and 6.2% for the second quarter and six months, respectively, ended October 1, 2011. These increases were attributable to $2.4 million of expenses associated with customer claims arising from a quality issue with a plasma disposable product, and increased investment in our worldwide sales and marketing organizations. These increases were partially offset by lower expense associated with cash bonus compensation for this fiscal year.

During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with our High Separation Core Bowl (“HS Core”), a plasma disposable product used primarily to collect plasma for transfusion. Certain of these customers have also made claims regarding financial losses alleged to have been incurred as a result of this matter. Total aggregate claims submitted to date by customers relating to this issue are approximately $8.5 million. We do not expect any additional material claims from our customers. We are in the process of evaluating the submitted claims and continue to work with affected customers to minimize disruption to their operations and ultimately determine the validity and resolution of the submitted claims. Although this process is not completed, we have determined that it is probable that we will compensate certain affected customers in order to resolve their claims. We believe our ultimate liability will be less than the total claims submitted to date. Our current best estimate of the liability associated with this matter is $2.4 million, and accordingly we have recorded this amount as an expense within selling, general and administrative expenses as of October 1, 2011. We cannot determine currently whether a liability greater than $2.4 million will ultimately be incurred. We are also in the process of determining the extent to which claims may be recoverable under the Company’s insurance policies. We do not currently believe that liabilities related to this matter will materially affect our consolidated financial position and liquidity.
Contingent Consideration Income
Under the accounting rules for business combinations (specifically, ASC Topic 805, Business Combinations), we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal year 2010. We have reviewed the expected performance versus the necessary thresholds of performance for the former shareholders to receive additional performance payments and we recorded an adjustment to the fair value of the contingent consideration as contingent consideration income of $1.6 million and $1.9 million for the six months ended October 1, 2011 and October 2, 2010, respectively.
Other Income, Net
Other income, net, increased during the second quarter of fiscal year 2012 as compared to the same period of fiscal year 2011, primarily due to the reversal of $0.6 million of interest expense on contingent consideration related to the Neoteric acquisition. Other income, net decreased for the first six months of fiscal year 2012 as compared to the same period of fiscal year 2011, primarily due to an increase in foreign exchange transaction losses of foreign currency denominated assets offset by the reversal of net interest expense of $0.6 million on contingent consideration related to the Neoteric acquisition.
Income Taxes

	Three Months Ended			Six Months Ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010	% Increase	2011	2010	% Increase
Reported income tax rate	27.0%	26.8%	0.2%	27.8%	26.7%	1.1%
The Company’s reported tax rate was 27.0% and 27.8% for the three and six month periods ended October 1, 2011, respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our Swiss operations.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	October 1, 2011	April 2, 2011
Cash & cash equivalents	$183,421	$196,707
Working capital	$330,294	$340,160
Current ratio	4.0	4.1
Net cash position (1)	$177,009	$191,828
Days sales outstanding (DSO)	66	68
Disposable finished goods inventory turnover	6.2	6.1

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, and option exercises. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily capital expenditures and may include share repurchases under-future programs authorized by the Board of Directors at its discretion.

	Six Months Ended
	October 1,	October 2,	Increase/
(in thousands)	2011	2010	(Decrease)
Net cash provided by (used in):
Operating activities	$52,539	$44,286	$8,253
Investing activities	(23,713)	(23,826)	113
Financing activities	(41,753)	(47,301)	5,548
Effect of exchange rate changes on cash and cash equivalents (1)	(359)	328	(687)

Net increase (decrease) in cash and cash equivalents	$(13,286)	$(26,513)	$13,227

(1)	The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Cash Flow Overview:
Six Month Comparison
Operating Activities:
Net cash provided by operating activities increased by $8.3 million in the first six months of fiscal year 2012 as compared to the first six months of fiscal year 2011, primarily due to lower payments for annual bonuses and restructuring and transformation costs. Payments related to transformation activities were higher in the prior year due to the timing of our Global Med acquisition, which closed at the end of fiscal year 2010. Cash provided by operations was negatively impacted in the first six months of fiscal 2012 by higher inventory levels to support plasma growth, launch of our next generation surgical device and the replacement of recalled OrthoPAT devices.
Investing Activities:
Net cash used in investing activities decreased by $0.1 million during the first six months of fiscal year 2012 as compared to the first six months of 2011 due to a $0.2 million decrease in capital expenditures on property, plant, and equipment, which was partially offset by $0.1 million decrease in proceeds from the sale of property, plant, and equipment.
Financing Activities:
Net cash used to fund share repurchases under common stock repurchase programs was $50.0 million during the first six months of both fiscal 2011 and 2012. Net cash used in financing activities decreased by $5.5 million during the first six months of fiscal year 2012, as compared to the first six months of 2011 due primarily to a $7.2 million increase in net borrowings under short-term credit arrangements.

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
Foreign Exchange
During the first six months of fiscal year 2012, approximately 51% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse affect on our results of operations and, conversely, whenever the U.S. dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

	First	Favorable /	Second	Favorable /	Third	Favorable /	Fourth	Favorable /
	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)	Quarter	(Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY10	1.57		1.49		1.32		1.28
FY11	1.36	(13.4%)	1.41	(5.4%)	1.43	8.3%	1.35	5.5%
FY12	1.24	(8.8%)	1.30	(7.8%)	1.36	(4.9%)	1.37	1.5%
FY13	1.43	15.3%	1.42	9.2%

Japanese Yen - Hedge Spot Rate (JPY per US$)
FY10	105.28		105.11		96.38		93.50
FY11	98.17	6.8%	94.91	9.7%	89.13	7.5%	89.78	4.0%
FY12	88.99	9.4%	85.65	9.8%	81.73	8.3%	82.45	8.2%
FY13	79.40	10.8%	76.65	10.5%

Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY10	1.14		1.12		1.11		1.09
FY11	1.10	(3.5%)	1.09	(2.7%)	1.07	(3.6%)	1.03	(5.5%)
FY12	1.05	(4.5%)	1.03	(5.5%)	1.00	(6.5%)	0.99	(3.9%)
FY13	0.98	(6.7%)	0.98	(4.9%)

British Pound - Hedge Spot Rate (US$ per GBP)
FY10	1.45		1.44		1.42		1.40
FY11	1.47	(1.4%)	1.65	(14.6%)	1.63	(14.8%)	1.59	(13.6%)
FY12	1.50	(2.0%)	1.54	6.7%	1.57	3.7%	1.58	0.6%
FY13	1.62	(8.0%)	1.63	(5.8%)

Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(3.8%)	0.96	(7.7%)	0.92	(12.4%)
FY13	0.82	(21.9%)	0.80	(20.8%)

*	We generally place our cash flow hedge contracts on a rolling twelve month basis
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
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and footnote disclosures.
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
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We did not complete any material business acquisitions during the six months ended October 1, 2011 thus the disclosure requirements were not applicable for the period.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.2 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $11.9 million decrease in the fair value of the forward contracts.
Interest Rate Risk
All of our long-term debt is at fixed rates. Accordingly, we do not have any material exposure to interest rates.

ITEM 4. CONTROLS AND PROCEDURES
We conducted an evaluation, as of October 1, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 1, 2011.
There were no changes in the Company’s internal control over financial reporting which occurred during the six months ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Fenwal Patent Litigation
For the past five years, we have pursued a patent infringement lawsuit against Fenwal, the details of which are summarized in our Form 10-K for the fiscal year ended April 2, 2011. In January 2010, we were awarded damages and an injunction against Fenwal in connection with this lawsuit.
On June 2, 2010, the United States Court of Appeals reversed the trial court’s claim construction and, accordingly, vacated the injunction and damages previously awarded to Haemonetics, and remanded the case to the trial court for further proceedings. On September 15, 2011, the trial court granted a summary judgment motion which essentially ended the U.S. case in Fenwal’s favor.
We continue to pursue a patent infringement action in Germany against Fenwal, and its European and German subsidiary, for Fenwal’s infringement of Haemonetics’ corresponding European patent to the Haemonetics patent at issue in the United States litigation. Further details related to these proceedings have been disclosed in our Form 10-K for the fiscal year ended April 2, 2011. There has been no material developments related to these proceedings during the current fiscal year.
Haemonetics Italia Matter
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In a May 2, 2011 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2012. Through October 1, 2011, the Company repurchased 852,410 shares of its common stock for an aggregate purchase price of $50.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

			Total Dollar Value	Maximum Dollar
		Average Price	of Shares Purchased	Value of Shares that
	Total Number	Paid per Share	as Part of Publicly	May Yet be
	of Shares	including	Announced Plans	Purchased Under the
Period	Repurchased	Commissions	or Programs	Plans or Programs
August 1, 2011 to August 25, 2011	852,410	$58.65	$49,997,524	$2,476

Total	852,410	$58.65	$49,997,524	$2,476

Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
On October 27, 2011, the Board of Directors approved a form of an indemnification agreement that it anticipates entering into with each current director as well as future directors. A copy of the agreement is filed with this report as Exhibit 10.1 and is incorporated herein by reference.
Item 6. Exhibits

10.1	Form of director indemnification agreement

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended October 1, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
Date: November 3, 2011	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development (Principal Financial Officer)