Form 10-Q
period 2011-12-31
HAEMONETICS CORP
filed 2012-02-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: December 31, 2011
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
The number of shares of $.01 par value common stock outstanding as of December 31, 2011:
25,141,181

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net revenues	$191,160	$176,789	$541,174	$506,661
Cost of goods sold	95,229	83,299	266,545	238,953
Gross profit	95,931	93,490	274,629	267,708
Operating expenses:
Research and development	9,232	7,996	28,190	23,870
Selling, general and administrative	61,376	56,935	180,221	164,079
Contingent consideration income	—	—	(1,580)	(1,894)
Total operating expenses	70,608	64,931	206,831	186,055
Operating income	25,323	28,559	67,798	81,653
Other income (expense), net	140	(585)	370	(144)
Income before provision for income taxes	25,463	27,974	68,168	81,509
Provision for income taxes	7,211	8,240	19,088	22,517
Net income	$18,252	$19,734	$49,080	$58,992

Net income per share - basic	$0.73	$0.79	$1.93	$2.37

Net income per share - diluted	$0.72	$0.77	$1.90	$2.32
Weighted average shares outstanding
Basic	25,077	24,973	25,409	24,933
Diluted	25,438	25,517	25,833	25,477
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	April 2, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,372	$196,707
Accounts receivable, less allowance of $1,788 at December 31, 2011 and $1,799 at April 2, 2011	127,443	127,166
Inventories, net	107,913	84,387
Deferred tax asset, net	9,487	9,674
Prepaid expenses and other current assets	16,958	30,897
Total current assets	467,173	448,831
Property, plant and equipment:
Land, building, and building improvements	55,159	52,359
Plant equipment and machinery	135,268	128,612
Office equipment and information technology	85,894	83,258
Haemonetics equipment	220,187	211,455
Total property, plant and equipment	496,508	475,684
Less: accumulated depreciation	(338,805)	(320,156)
Net property, plant and equipment	157,703	155,528
Other assets:
Intangible assets, less amortization of $52,033 at December 31, 2011 and $43,827 at April 2, 2011	97,060	101,789
Goodwill	115,320	115,367
Deferred tax asset, long term	757	1,291
Other long-term assets	9,760	10,458
Total other assets	222,897	228,905
Total assets	$847,773	$833,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$2,545	$913
Accounts payable	28,891	28,323
Accrued payroll and related costs	24,970	27,039
Accrued income taxes	7,545	6,033
Deferred tax liability	75	107
Other liabilities	45,342	46,256
Total current liabilities	109,368	108,671
Long-term debt, net of current maturities	3,107	3,966
Long-term deferred tax liability	16,775	18,669
Other long-term liabilities	13,290	15,822
Stockholders’ equity:
Common stock, $.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 25,141,181 shares at December 31, 2011 and 25,660,393 shares at April 2, 2011	251	256
Additional paid-in capital	312,887	302,709
Retained earnings	382,977	373,630
Accumulated other comprehensive income	9,118	9,541
Total stockholders’ equity	705,233	686,136
Total liabilities and stockholders’ equity	$847,773	$833,264

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 31, 2011	January 1, 2011
Cash Flows from Operating Activities:
Net income	$49,080	$58,992
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	37,256	37,025
Stock compensation expense	6,727	8,145
Loss on sales of property, plant and equipment	280	119
Unrealized loss from hedging activities	1,365	1,562
Contingent consideration income	(1,580)	(1,894)
Reversal of interest expense on contingent consideration	(574)	(416)
Change in operating assets and liabilities:
Increase in accounts receivable, net	(1,461)	(240)
Increase in inventories	(23,047)	(127)
Decrease in prepaid income taxes	14,949	10,569
(Increase)/decrease in other assets and other long-term liabilities	(874)	4,016
Tax benefit of exercise of stock options	1,410	4,844
Decrease in accounts payable and accrued expenses	(2,188)	(31,279)
Net cash provided by operating activities	81,343	91,316
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(36,959)	(34,986)
Proceeds from sale of property, plant and equipment	517	334
Acquisition of ACCS	—	(6,229)
Acquisition of Global Med Technologies	—	(128)
Net cash used in investing activities	(36,442)	(41,009)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(882)	(389)
Net increase/(decrease) in short-term loans	1,529	(8,789)
Proceeds from employee stock purchase plan	3,722	3,683
Proceeds from exercise of stock options	9,076	32,163
Excess tax benefit on exercise of stock options	839	1,162
Share repurchase	(49,998)	(50,000)
Net cash used in financing activities	(35,714)	(22,170)
Effect of exchange rates on cash and cash equivalents	(522)	(161)
Net increase in Cash and Cash Equivalents	8,665	27,976
Cash and Cash Equivalents at Beginning of Year	196,707	141,562
Cash and Cash Equivalents at End of Period	$205,372	$169,538
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$10,912	$3,908
Supplemental Disclosures of Cash Flow Information:
Interest paid	$322	$373
Income taxes paid	$6,098	$9,995
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform to the presentation of the financial statements for the nine months ended December 31, 2011. Operating results for the nine month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2011.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. As described in Note 10, the Company recognized $3.0 million of insurance recovery receivable that occurred subsequent to December 31, 2011. There were no other material recognized subsequent events recorded in the December 31, 2011 consolidated financial statements.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2012 and 2011 include 52 weeks with each quarter having 13 weeks.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 updates the accounting guidance related to fair value measurements that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The updated guidance is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-04 is effective in our fourth quarter of fiscal 2012 and should be applied prospectively. We do not currently have level 3 fair value measurements. We do not believe adoption of this standard will have an impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the disclosure requirements for comprehensive income to include total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted and amendments do not require any transition disclosures. We will adopt this standard in the first quarter of fiscal 2013. The adoption of ASU 2011-05 will affect the presentation of comprehensive income but will not impact our financial condition or statement of operations.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for our first quarter of fiscal 2013 but is eligible for early adoption. We do not believe adoption of this standard will have an impact on our consolidated financial statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for our first quarter of fiscal 2014. We are currently evaluating the impact of adopting ASU 2011-11, but currently believe there will be no significant impact on our consolidated financial statements.

Standards Implemented
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. On April 3, 2011, we adopted this guidance, which did not have a material impact on our financial position or results of operations.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We did not complete any business acquisitions during the nine months ended December 31, 2011 thus the disclosure requirements were not applicable for the period.

3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	Three Months Ended
	December 31, 2011	January 1, 2011
	(in thousands, except per share amounts)
Basic EPS
Net income	$18,252	$19,734
Weighted average shares	25,077	24,973
Basic income per share	$0.73	$0.79
Diluted EPS
Net income	$18,252	$19,734
Basic weighted average shares	25,077	24,973
Net effect of common stock equivalents	361	544
Diluted weighted average shares	25,438	25,517
Diluted income per share	$0.72	$0.77

	Nine Months Ended
	December 31, 2011	January 1, 2011
	(in thousands, except per share amounts)
Basic EPS
Net income	$49,080	$58,992
Weighted average shares	25,409	24,933
Basic income per share	$1.93	$2.37
Diluted EPS
Net income	$49,080	$58,992
Basic weighted average shares	25,409	24,933
Net effect of common stock equivalents	424	544
Diluted weighted average shares	25,833	25,477
Diluted income per share	$1.90	$2.32
Weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million and 0.6 million stock options for the three and nine months ended December 31, 2011, respectively, and 1.0 million and 1.1 million stock options for the three and nine months ended January 1, 2011, respectively, because these securities were anti-dilutive during the noted periods.

4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $6.7 million and $8.1 million was recognized for the nine months ended December 31, 2011 and January 1, 2011, respectively. The related income tax benefit recognized was $2.0 million and $2.2 million for the nine months ended December 31, 2011 and January 1, 2011, respectively.
The weighted average fair value for our options granted was $16.29 and $15.63 for the nine months ended December 31, 2011 and January 1, 2011, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Nine Months Ended
	December 31, 2011	January 1, 2011
Stock Options Black-Scholes assumptions (weighted average):
Volatility	27.95%	27.67%
Expected life (years)	4.9	4.9
Risk-free interest rate	1.12%	1.89%
Dividend yield	—%	—%
During the nine months ended December 31, 2011 and January 1, 2011, there were 77,260 and 78,107 shares, respectively, purchased under the Employee Stock Purchase Plan. They were purchased at $49.15 and $46.04 per share, respectively.
5. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Warranty accrual as of the beginning of the period	$1,273	$903
Warranty provision	1,897	886
Warranty spending	(1,680)	(1,188)
Warranty accrual as of the end of the period	$1,490	$601

6. COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

	Three Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Net income	$18,252	$19,734
Other comprehensive income:
Net change in minimum pension liability, net of tax	—	20
Foreign currency translation	(2,351)	(345)
Unrealized gain on cash flow hedges, net of tax	2,494	925
Reclassifications into earnings of cash flow hedge losses, net of tax	190	(45)
Total comprehensive income	$18,585	$20,289

	Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Net income	$49,080	$58,992
Other comprehensive income:
Net change in minimum pension liability, net of tax	(21)	(2)
Foreign currency translation	(3,093)	2,889
Unrealized loss on cash flow hedges, net of tax	(395)	(3,144)
Reclassifications into earnings of cash flow hedge losses, net of tax	3,086	73
Total comprehensive income	$48,657	$58,808
7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(in thousands)	December 31, 2011	April 2, 2011
Raw materials	$40,321	$26,404
Work-in-process	3,450	4,352
Finished goods	64,142	53,631
	$107,913	$84,387
8. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the nine months ended December 31, 2011, approximately 51% of our sales were generated outside the U.S. generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.
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

Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of December 31, 2011 and April 2, 2011 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $158.0 million as of December 31, 2011 and $154.8 million as of April 2, 2011.
During the nine months ended December 31, 2011, we recognized net losses of $3.1 million in earnings on our cash flow hedges. For the nine months ended December 31, 2011, $0.4 million of losses, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $3.1 million as of January 1, 2011. At December 31, 2011, losses of $0.4 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of December 31, 2011 mature within twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $40.6 million as of December 31, 2011 and $45.9 million as of April 2, 2011.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the nine months ended December 31, 2011.

Derivative Instruments	Amount of Loss Recognized in AOCI (Effective Portion)	Amount of Loss Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations	Amount of loss Excluded from Effectiveness Testing (*)	Location in Statement of Operations
(in thousands)
Designated foreign currency hedge contracts	$(395)	$(3,086)	Net revenues, COGS, and SG&A	$(195)	Other income (expense), net
Non-designated foreign currency hedge contracts	—	—		(2,324)	Other income (expense), net
	$(395)	$(3,086)		$(2,519)
(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of December 31, 2011 or April 2, 2011.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2011, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of December 31, 2011 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(in thousands)	Location in Balance Sheet	As of December 31, 2011	As of April 2, 2011
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$3,828	$2,563
		$3,828	$2,563
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$3,131	$4,174
		$3,131	$4,174
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the three and the nine months ended December 31, 2011, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2011:

(in thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$174,570	$—	$—	$174,570
Foreign currency hedge contracts	—	$3,828	—	3,828
	$174,570	$3,828	$—	$178,398
Liabilities
Foreign currency hedge contracts	$—	$3,131	$—	$3,131
	$—	$3,131	$—	$3,131
Release of Neoteric contingent consideration
Under ASC Topic 805, Business Combinations, we established a liability for payments to former shareholders of Neoteric which were contingent on the performance of the Blood Track business in the first three years post acquisition, beginning with fiscal 2010. We have reviewed the expected performance versus the performance thresholds for payment. Because the expected performance thresholds will not be achieved, we recorded an adjustment to the fair value of the contingent consideration liability. This appears as contingent consideration income of $1.6 million in the accompanying consolidated statements of income.
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
Other Fair Value Disclosures
The fair value of our real estate mortgage obligation was $3.4 million and $4.1 million at December 31, 2011 and April 2, 2011, respectively.
9. INCOME TAXES
The Company’s reported tax rate was 28.3% and 28.0% for the three and nine month periods ended December 31, 2011, respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our Swiss operations.
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
During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with our High Separation Core Bowl (“HS Core”), a plasma disposable product used primarily to collect plasma for transfusion. Certain of these customers also made subsequent claims regarding financial losses alleged to have been incurred as a result of this matter. As of October 1, 2011, we had determined that it was probable that we would compensate certain affected customers in order to resolve their claims. Our best estimate of the liability associated with this matter was $2.4 million, and we recorded that amount as an expense within selling, general and administrative expenses.

During the three months ended December 31, 2011, we continued to evaluate the submitted claims and ultimately determine their validity. Total aggregate claims submitted to date by customers relating to this issue are approximately $10.1 million. We do not expect any additional material claims from our customers. We believe our ultimate liability will be less than the total claims submitted to date. As of December 31, 2011, our current best estimate of the liability associated with this matter is $7.1 million. The increase compared to the prior quarter is due to enhanced information and legal analysis of the claims. We have also determined that at least $3.0 million of this liability is recoverable under our insurance policies and recorded a corresponding insurance receivable within current assets as of December 31, 2011. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized on a claim by claim basis. We have recorded $4.1 million of expenses, net of insurance recovery, within selling, general and administrative expenses for the nine months ended December 31, 2011.
We are also continuing to determine the extent to which the remaining $4.1 million may be recoverable under our insurance policies and will record additional insurance receivables when we determine that recoverability of these claims is probable.

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
Our products include devices and the disposable single-use sterile kits used with these devices. Disposables include the plasma, blood center, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood center consists of disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients. Hospital consists of surgical disposables (principally the Cell Saver® and Cell Saver Elite ® autologous blood recovery systems targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and the cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following cardiovascular surgery to recover blood and the patient’s red cells to prepare them for reinfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after orthopedic surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s blood clotting ability before, during and after surgery).
Disposable kits are marketed in our plasma, blood center, and hospital product businesses. Plasma disposables are used with our PCS®2 devices to perform apheresis for the collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood center disposables are used with our MCS+ device to collect one or more blood components (principally platelets but also red cells and plasma) for transfusion to patients. The Hospital business consists of disposables used with our Cell Saver® and cardioPAT® devices to recover red cells from blood lost in a surgical procedure so that these may be made available for reinfusion to the patient (“autotransfusion”). OrthoPAT® disposables are used for autotransfusion during and immediately following orthopedic surgeries. Diagnostics products principally reflect sales of diagnostic reagents and the TEG® Thrombelastograph® hemostasis analyzer which profiles a patient’s blood clotting characteristics.
Software solutions include information technology platforms that assist blood centers, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

Revenues from External Customers:

	Three Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Disposable revenues
Plasma disposables	$69,040	$59,814
Blood center disposables
Platelet	44,383	41,056
Red cell	12,162	11,676
	56,545	52,732
Hospital disposables
Surgical	17,333	17,116
OrthoPAT	7,755	9,248
Diagnostics	5,681	5,220
	30,769	31,584
Disposables revenue	156,354	144,130
Software solutions	15,849	16,571
Equipment & other	18,957	16,088
Net revenues	$191,160	$176,789

	Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Disposable revenues
Plasma disposables	$196,206	$172,245
Blood center disposables
Platelet	123,888	117,120
Red cell	35,676	34,284
	159,564	151,404
Hospital disposables
Surgical	49,281	49,479
OrthoPAT	22,804	26,486
Diagnostics	16,955	14,575
	89,040	90,540
Disposables revenue	444,810	414,189
Software solutions	51,208	49,155
Equipment & other	45,156	43,317
Net revenues	$541,174	$506,661

12. RESTRUCTURING
During the nine months ended December 31, 2011, the Company’s restructuring activities primarily consist of reorganization within our research and development, manufacturing and software operations. Employee-related costs primarily consist of employee severance and benefits. Facility-related costs primarily consist of charges associated with closing facilities, related lease obligations, and other related costs.
For the nine months ended December 31, 2011, the Company incurred $4.9 million of restructuring charges. Restructuring expenses have been primarily included as a component of selling, general and administrative expense in the accompanying statements of income. We anticipate that the Company will incur approximately $1 to $2 million in additional restructuring charges related to these initiatives over the remaining three months of fiscal 2012.
The following summarizes the restructuring activity for the nine months ended December 31, 2011 and January 1, 2011, respectively:

	Nine Months Ended December 31, 2011
(in thousands)	Balance at April 2, 2011	Cost Incurred	Payments	Restructuring Accrual Balance at December 31, 2011
Employee-related costs	$2,782	$3,732	$(3,899)	$2,615
Facility-related costs	889	1,127	(1,269)	747
	$3,671	$4,859	$(5,168)	$3,362

	Nine Months Ended January 1, 2011
(in thousands)	Balance at April 3, 2010	Cost Incurred	Payments	Restructuring Accrual Balance at January 1, 2011
Employee-related costs	$9,761	$2,527	$(7,969)	$4,319
Facility-related costs	—	843	—	843
	$9,761	$3,370	$(7,969)	$5,162
13. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
For costs incurred related to the development of software to be sold, leased, or otherwise marketed, the Company applies the provisions of ASC Topic 985-20, Software - Costs of Software to be Sold, Leased or Marketed, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.
The Company capitalized $4.4 million and $5.2 million in software development costs for ongoing initiatives during the nine month periods ended December 31, 2011 and January 1, 2011, respectively. At December 31, 2011 and April 2, 2011, we have a total of $13.8 million and $13.4 million, respectively, of costs capitalized related to in process software development initiatives. During the first quarter of fiscal 2012, $4.1 million of capitalized costs related to one project were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto, and the MD&A contained in our fiscal year 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2011. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” beginning on page 26.

Our Business
Haemonetics is a blood management solutions company. Anchored by our medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.
Our medical device systems automate the collection and processing of donated blood, assess likelihood for blood loss, salvage and process blood from surgery patients, and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Specifically, our plasma and blood center systems allow users to collect and process only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient’s clotting ability) to aid clinicians in assessing the cause of bleeding resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital.
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
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 82.2% and 81.7% of our total revenues for the nine months ended December 31, 2011 and January 1, 2011, respectively.

Financial Summary

	Three Months Ended			Nine Months Ended
(in thousands, except per share data)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)
Net revenues	$191,160	$176,789	8.1%	$541,174	$506,661	6.8%
Gross profit	$95,931	$93,490	2.6%	$274,629	$267,708	2.6%
% of net revenues	50.2%	52.9%		50.7%	52.8%
Operating expenses	$70,608	$64,931	8.7%	$206,831	$186,055	11.2%
Operating income	$25,323	$28,559	(11.3)%	$67,798	$81,653	(17.0)%
% of net revenues	13.2%	16.2%		12.5%	16.1%
Other income (expense), net	$140	$(585)	(123.9)%	$370	$(144)	(356.9)%
Income before taxes	$25,463	$27,974	(9.0)%	$68,168	$81,509	(16.4)%
Provision for income tax	$7,211	$8,240	(12.5)%	$19,088	$22,517	(15.2)%
% of pre-tax income	28.3%	29.5%		28.0%	27.6%
Net income	$18,252	$19,734	(7.5)%	$49,080	$58,992	(16.8)%
% of net revenues	9.5%	11.2%		9.1%	11.6%
Earnings per share-diluted	$0.72	$0.77	(6.5)%	$1.90	$2.32	(18.1)%
Net revenues increased 8.1% and 6.8% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effects of foreign exchange, net revenues increased 7.1% and 4.8% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. This increase reflects strong revenue growth from our plasma, blood center and diagnostics businesses and increased equipment sales, offset by declines in our hospital businesses primarily due to a recall of certain of our OrthoPAT devices.
Gross profit amounts increased 2.6% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effects of foreign exchange, gross profit was effectively unchanged for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Our gross profit margin decreased by 210 basis points for the nine months ended December 31, 2011 as compared to the same period of fiscal 2011. The decrease was primarily due to increased product quality costs and lower overall margin associated with lower sales of higher-margin hospital products and higher sales of lower-margin plasma disposables.
Operating expenses increased 8.7% and 11.2% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effects of foreign exchange, operating expenses increased 9.5% and 7.2% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Higher operating expenses include $4.1 million of expenses, net of insurance recovery, associated with European customer claims arising from a quality matter with our High Separation Core Bowl ("HS Core"), increased restructuring costs and increased investment in research and development and sales and marketing.
Operating income decreased 11.3% and 17.0% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effects of foreign exchange, operating income decreased 21.5% and 16.9% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011 as increases in operating expenses more than offset gross profit associated with revenue growth due to higher costs of quality, relatively higher sales of our lower margin products and expenses associated with European customer claims arising from a quality matter with HS Core.
Net income decreased 7.5% and 16.8% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effects of foreign exchange, net income decreased 18.5% and 16.8% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. The decrease in net income was attributable to the decline in operating income described above.

RESULTS OF OPERATIONS
Net Revenues by Geography

	Three Months Ended			Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)
United States	$92,123	$79,844	15.4%	$264,857	$237,892	11.3%
International	99,037	96,945	2.2%	276,317	268,769	2.8%
Net revenues	$191,160	$176,789	8.1%	$541,174	$506,661	6.8%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 51% and 53% of total net revenues for the nine months ended December 31, 2011 and January 1, 2011, respectively. Revenues in Japan accounted for approximately 16.6% and 16.3% of total net revenues for the nine months ended December 31, 2011 and January 1, 2011, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	Three Months Ended			Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)
Disposables	$156,354	$144,130	8.5%	$444,810	$414,189	7.4%
Software solutions	15,849	16,571	(4.4)%	51,208	49,155	4.2%
Equipment & other	18,957	16,088	17.8%	45,156	43,317	4.2%
Net revenues	$191,160	$176,789	8.1%	$541,174	$506,661	6.8%
Disposable Revenues by Product Type

	Three Months Ended			Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)
Plasma disposables	$69,040	$59,814	15.4%	$196,206	$172,245	13.9%
Blood center disposables
Platelet	44,383	41,056	8.1%	123,888	117,120	5.8%
Red cell	12,162	11,676	4.2%	35,676	34,284	4.1%
	$56,545	$52,732	7.2%	$159,564	$151,404	5.4%
Hospital disposables
Surgical	17,333	17,116	1.3%	49,281	49,479	(0.4)%
OrthoPAT	7,755	9,248	(16.1)%	22,804	26,486	(13.9)%
Diagnostics	5,681	5,220	8.8%	16,955	14,575	16.3%
	$30,769	$31,584	(2.6)%	$89,040	$90,540	(1.7)%
Total disposables revenue	$156,354	$144,130	8.5%	$444,810	$414,189	7.4%
Disposables
Disposables revenue increased 8.5% and 7.4% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, disposables revenue increased 7.0% and 5.2% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011, driven primarily by increases in our plasma business as discussed below.

Plasma
Plasma disposables revenue increased 15.4% and 13.9% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, plasma revenue increased 15.4% and 13.1% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011, primarily due to increased plasma collections by our commercial fractionation customers in North America. We expect collection growth rates to moderate in future periods.
Blood Center
Blood center consists of disposables used to collect platelets and red cells. Platelet disposables revenue increased 8.1% and 5.8% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, platelet disposable revenue increased 3.4% and 0.7% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Sales growth for the three months and nine months ended December 31, 2011 included the benefit of quality issues experienced with a competitor’s device in Japan, and increased sales in emerging markets. We expect platelet disposable sales growth to slow in the fourth quarter of fiscal 2012 as the unique benefits noted in Japan are likely to moderate, and the fourth quarter of fiscal 2011 experienced increased sales associated with the March 2011 earthquake in Japan.
Red cell disposables revenue increased 4.2% and 4.1% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, red cell disposables revenue increased 4.7% and 4.0% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011, driven primarily by increased account penetration at existing customers for red cells in North America.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenues from our surgical disposables increased 1.3% and decreased 0.4% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, surgical disposables revenue decreased 0.4% and 3.0% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011, due to a decrease in demand across our European and North American markets associated with lower surgical volumes.
Revenues from our OrthoPAT disposables decreased 16.1% and 13.9% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased by 16.0% and 15.0% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. The voluntary recall of our OrthoPAT devices manufactured prior to 2002 initiated during the first quarter adversely impacted our business. We expect to complete the replacement of devices with our customers in the fourth quarter of fiscal 2012.
Diagnostics product revenue consists principally of the consumable supplies used with the TEG analyzer. Revenues from our diagnostics products increased 8.8% and 16.3% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, diagnostics product revenues increased by 9.4% and 16.8% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. The revenue increase is due to continued adoption of our TEG analyzer, including expansion with North American hospitals and in emerging markets.
Software Solutions
Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues decreased 4.4% and increased 4.2% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, software revenues decreased 4.3% and increased 3.1% for the three and nine months ended December 31, 2011, respectively, as compared to the same period of fiscal 2011. The decrease for the three months ended December 31, 2011 as compared to the same period of fiscal 2011 was driven primarily by lower sales in Europe and lower plasma software revenue in North America. The increase for the nine months ended December 31, 2011 as compared to the same period of fiscal 2011 is primarily due to installed base growth in our SafeTraceTX and BloodTrack products.
Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period-to-period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues increased 17.8% and 4.2% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, equipment and other revenues increased 17.8% and 2.5% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011, primarily driven by higher equipment sales in emerging markets and higher service revenue.
Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)
Gross profit	$95,931	$93,490	2.6%	$274,629	$267,708	2.6%
% of net revenues	50.2%	52.9%		50.7%	52.8%
Gross profit amounts increased 2.6% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, gross profit was effectively unchanged for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Our gross profit margin decreased by 270 and 210 basis points for the three and nine month periods ending December 31, 2011, respectively, as compared to the same periods of fiscal 2011.
The decrease was primarily due to increased product quality costs, the mix of sales among our various product lines, and higher freight costs. The increased product quality costs included the sale of a higher cost substitute product for certain European plasma customers affected by the HS Core quality matter. The relatively lower sales of our higher gross margin hospital products and higher sales of our lower gross margin plasma disposables also reduced our overall gross profit. Finally, gross profit margin was negatively impacted during the three months ended December 31, 2011 by higher costs associated with rapid increases in plasma disposable demand. We expect these trends to continue to impact gross profit over the balance of fiscal 2012.
In October 2011, a facility of one of our contract manufacturers was damaged by the recent floods in Thailand. We have worked with the contract manufacturer to transition the manufacturing of the products that were made in this facility to the contract manufacturer’s facility in Japan and our own manufacturing locations. We have incurred minimal costs associated with this transition, and customers have not experienced any material supply disruptions.
Operating Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)
Research and development	$9,232	$7,996	15.5%	$28,190	$23,870	18.1%
% of net revenues	4.8%	4.5%		5.2%	4.7%
Selling, general and administrative	$61,376	$56,935	7.8%	$180,221	$164,079	9.8%
% of net revenues	32.1%	32.2%		33.3%	32.4%
Contingent consideration	$—	$—	—%	$(1,580)	$(1,894)	(16.6)%
% of net revenues	—%	—%		(0.3)%	(0.4)%
Total operating expenses	$70,608	$64,931	8.7%	$206,831	$186,055	11.2%
% of net revenues	36.9%	36.7%		38.2%	36.7%
Research and Development
Research and development expenses increased 15.5% and 18.1% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, research and development expense increased 14.2% and 10.0% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. These increases were primarily related to the general increase in development programs in support of long-term product plans and near term quality improvements.
Selling, General and Administrative
During the three and nine months ended December 31, 2011, selling, general and administrative expenses increased 7.8% and 9.8%, respectively, as compared to the same periods of fiscal 2011. Without the effect of foreign exchange, selling, general and administrative expense increased 8.9% and 6.5% for the three and nine months ended December 31, 2011, respectively, as compared to the same periods of fiscal 2011. These increases were attributable to higher restructuring charges, $4.1 million expenses, net of insurance recovery, associated with European customer claims arising from a quality matter with HS Core, and increased investment in our worldwide sales and marketing organizations.
During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with HS Core. Certain of these customers have also made claims regarding financial losses alleged to have been incurred as a result of this matter. Total customer claims submitted to date are approximately $10.1 million and we do not expect any additional material claims. We believe our ultimate liability will be less than the total claims. As of December 31, 2011, our current best estimate of the liability associated with this matter is $7.1 million. We have also determined that at least $3.0 million of this liability is recoverable under our insurance policies and recorded a corresponding insurance receivable within current assets as of December 31, 2011. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized on a claim by claim basis. We have recorded $4.1 million of expenses, net of insurance recovery, within selling, general and administrative expenses for the nine months ended December 31, 2011.
We are also continuing to determine the extent to which the remaining $4.1 million may be recoverable under our insurance policies and will record additional insurance receivables when we determine that recoverability of these claims is probable.
Contingent Consideration Income
Under the accounting rules for business combinations (specifically, ASC Topic 805, Business Combinations), we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal 2010. We have reviewed the expected performance versus the necessary thresholds of performance for the former shareholders to receive additional performance payments and we recorded an adjustment to the fair value of the contingent consideration as contingent consideration income of $1.6 million and $1.9 million for the nine months ended December 31, 2011 and January 1, 2011, respectively.
Other Income, Net
Other income, net, increased for the three months and nine months ended December 31, 2011 as compared to the same periods of fiscal 2011, primarily due to lower foreign exchange transactions losses on foreign currency denominated assets.
Income Taxes

	Three Months Ended			Nine Months Ended
	December 31, 2011	January 1, 2011	% Increase/ (Decrease)	December 31, 2011	January 1, 2011	% Increase/ (Decrease)
Reported income tax rate	28.3%	29.5%	(1.2)%	28.0%	27.6%	0.4%
The Company’s reported tax rate was 28.3% and 28.0% for the three and nine months ended December 31, 2011, respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our Swiss operations.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	December 31, 2011	April 2, 2011
Cash & cash equivalents	$205,372	$196,707
Working capital	$357,805	$340,160
Current ratio	4.3	4.1
Net cash position (1)	$199,720	$191,828
Days sales outstanding (DSO)	60	68
Disposable finished goods inventory turnover	6.4	6.1

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, and option exercises. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily capital expenditures and may include share repurchases under future programs authorized by the Board of Directors at its discretion.
Cash Flows

	Nine Months Ended
(in thousands)	December 31, 2011	January 1, 2011	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$81,343	$91,316	$(9,973)
Investing activities	(36,442)	(41,009)	4,567
Financing activities	(35,714)	(22,170)	(13,544)
Effect of exchange rate changes on cash and cash equivalents (1)	(522)	(161)	(361)
Net increase (decrease) in cash and cash equivalents	$8,665	$27,976	$(19,311)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:
Nine Month Comparison
Operating Activities:
Net cash provided by operating activities decreased by $10.0 million during the nine months ended December 31, 2011 as compared to the nine months ended January 1, 2011. Cash provided by operations was negatively impacted by higher inventory levels to support plasma growth, launch of our next generation surgical device, the Cell Saver Elite, the replacement of recalled OrthoPAT devices and lower net income, offset by lower bonus payments and lower tax payments.
Investing Activities:
Net cash used in investing activities decreased by $4.6 million during the nine months ended December 31, 2011 as compared to the nine months ended January 1, 2011 due to $6.3 million of expenditures related to the ACCS and Global Med Technology acquisitions during the prior fiscal year, offset by a $2.0 million increase in capital expenditures on property, plant, and equipment. The increase in capital expenditures is the net effect of higher placements of company-owned equipment, primarily in support of increased plasma disposables demand, offset by lower manufacturing capital investments due to completion of construction of our Salt Lake City facility.
Financing Activities:
Net cash used to fund share repurchases under common stock repurchase programs was $50.0 million during the nine months ended December 31, 2011 and January 1, 2011. Net cash used in financing activities increased by $13.5 million during the nine months ended December 31, 2011, as compared to the nine month ended January 1, 2011 due primarily to a $23.0 million decrease in cash flow from the exercise of stock options offset by a $10.3 million increase in net borrowings under short-term credit arrangements.

Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies.
We have not incurred significant losses on government receivables. We continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.
Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy, may increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.
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
Foreign Exchange
During the nine months ended December 31, 2011, approximately 51% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse effect on our results of operations and, conversely, whenever the U.S. dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled during fiscal years 2010, 2011, and 2012 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in Euro and the Japanese Yen. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY10	1.57		1.49		1.32		1.28
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	6%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	2%
FY13	1.43	15%	1.42	9%	1.36	—%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY10	105.28		105.11		96.38		93.50
FY11	98.17	7%	94.91	10%	89.13	8%	89.78	4%
FY12	88.99	9%	85.65	10%	81.73	8%	82.45	8%
FY13	79.40	11%	76.65	11%	77.58	5%
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY10	1.14		1.12		1.11		1.09
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(5)%	1.02	2%
British Pound - Hedge Spot Rate (US$ per GBP)
FY10	1.45		1.44		1.42		1.40
FY11	1.47	(1)%	1.65	(15)%	1.63	(15)%	1.59	(14)%
FY12	1.50	(2)%	1.54	7%	1.57	4%	1.58	1%
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.56	1%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(21)%	0.92	(4)%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 updates the accounting guidance related to fair value measurements that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The updated guidance is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. ASU 2011-04 is effective in our fourth quarter of fiscal 2012 and should be applied prospectively. We do not currently have level 3 fair value measurements. We do not believe adoption of this standard will have an impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the disclosure requirements for comprehensive income to include total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted and amendments do not require any transition disclosures. We will adopt this standard in the first quarter of fiscal 2013. The adoption of ASU 2011-05 will affect the presentation of comprehensive income but will not impact our financial condition or statement of operations.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 is effective for our first quarter of fiscal 2013 but is eligible for early adoption. We do not believe adoption of this standard will have an impact on our consolidated financial statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for our first quarter of fiscal 2014. We are currently evaluating the impact of adopting ASU 2011-11, but currently believe there will be no significant impact on our consolidated financial statements.
Standards Implemented
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software (the “Updates”). The Updates provide guidance on arrangements that include software elements, including tangible products that have software components that are essential to the functionality of the tangible product and will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that will now be subject to other relevant revenue recognition guidance. The Updates also provide authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The Updates also include new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. On April 3, 2011, we adopted this guidance, which did not have a material impact on our financial position and results of operations.
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We did not complete any material business acquisitions during the nine months ended December 31, 2011 thus the disclosure requirements were not applicable for the period.
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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $9.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $11.0 million decrease in the fair value of the forward contracts.
Interest Rate Risk
All of our long-term debt is at fixed rates. Accordingly, we do not have any material exposure to interest rates.
ITEM 4. CONTROLS AND PROCEDURES
We conducted an evaluation, as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011.
There were no changes in the Company’s internal control over financial reporting which occurred during the nine months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Haemonetics Italia Matter

In April 2008, our subsidiary Haemonetics Italia, Srl. and two of its employees were found guilty by a court in Milan, Italy of charges arising from allegedly improper payments made under a consulting contract with a local physician and in pricing products under a tender from a public hospital. The two employees found guilty in this matter are no longer employed by the Company. This matter dates to 2004 and involved other unrelated companies and individuals. On June 14, 2011, the final level appeals court affirmed these verdicts. There are no further appeals available and the convictions are now final. When the matters first arose, our Board of Directors commissioned independent legal counsel to conduct investigations on its behalf. Based upon its evaluation of counsel's report, the Board concluded that no disciplinary action was warranted in either case. Neither the original ruling nor its final affirmation has impacted the Company's business in Italy to date.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the May 2, 2011 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2012. Through December 31, 2011, the Company repurchased 852,410 shares of its common stock for an aggregate purchase price of $50.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August 1, 2011 to December 31, 2011	852,410	$58.65	$49,997,524	$2,476
Total	852,410	$58.65	$49,997,524	$2,476
Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. [Removed and Reserved]
Item 5. [Removed and Reserved]

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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_____________________________

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

HAEMONETICS CORPORATION
Date: February 6, 2012	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2012	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development
(Principal Financial Officer)