Form 10-K
period 2012-03-31
HAEMONETICS CORP
filed 2012-05-22
CIK 313143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of October 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $1,387,470,924(based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $.01 par value common stock outstanding as of April 30, 2012 was 25,340,448.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 27, 2012 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS
Company Overview
Haemonetics is a global healthcare company dedicated to providing innovative blood management solutions to our customers. Our comprehensive portfolio of integrated devices, information management, and consulting services offers blood management solutions for each facet of the blood supply chain, helping improve clinical outcomes and reduce costs for blood and plasma collectors, hospitals, and patients around the world. We believe that through proper blood management, our products and services help prevent a transfusion to a patient who does not need one and provide the right blood product, at the right time, in the right dose to the patient who does.
Blood and its components (plasma, platelets, and red cells) have several vital — and frequently life-saving — clinical applications. Plasma is manufactured into pharmaceuticals to treat a variety of illnesses and hereditary disorders such as hemophilia. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets treat cancer patients undergoing chemotherapy. Haemonetics is committed to helping our customers create and maintain a safe and efficient blood supply chain. Specifically, we develop and market a wide range of systems used with plasma and blood donors to automate the collection and processing of blood into its components. We also develop and market a variety of systems to hospitals that automate the cleaning and reinfusion of a surgical patient's blood during surgery, automate the tracking and distribution of blood in the hospital, and enhance blood diagnostics. We also market information technology platforms to promote efficient and compliant operations for all our customer groups.
Haemonetics was founded in 1971 as a medical device company — a pioneer and market leader in developing and manufacturing automated blood component collection devices and surgical blood salvage devices. In May 1991, we completed an initial public offering and to this day remain an independent company. Several years ago, we embarked on a strategy to expand our markets and product portfolio to offer more comprehensive blood management solutions to our customers. Through internal product development and external acquisitions, we have significantly expanded our product offerings. Our most recent notable completed acquisition was Global Med, which was acquired in fiscal 2010, and significantly expanded our software solution offerings.
In April 2012, we announced two acquisitions that will provide us with a commercial presence in all aspects of the whole blood collection market, a market in which historically we have not meaningfully participated. We entered into a definitive agreement to acquire the business assets of the blood collection, filtration and processing product lines of Pall Corporation for $551 million. The blood processing systems and equipment to be acquired are for use in transfusion medicine and include Pall's manufacturing facilities in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of Pall's assets in Fajardo, Puerto Rico. Approximately 1,300 employees will be transferred to Haemonetics. We also entered into a definitive agreement to acquire the business assets of Hemerus Medical, LLC, a Minnesota-based company that develops innovative technologies for the collection of whole blood, and processing and storage of blood components. Under the terms of the agreement, we will pay up to $27 million contingent upon on certain regulatory approvals. We expect both acquisitions to close in the second quarter of fiscal 2013.
Today, we offer devices and related consumables, information technology software platforms, and consulting services. By better understanding our customers’ needs, we are creating comprehensive blood management solutions for blood collectors and healthcare systems in more than 97 countries around the world.
Industry Segments
We serve three market segments: Plasma fractionators (bio-pharma), Blood Collectors, and Hospitals. We report revenues for multiple product lines under four global product categories: Plasma, Blood Center, Hospital, and Software Solutions. “Plasma” includes plasma collection devices and consumables. “Blood Center” includes blood collection and processing devices and consumables. “Hospital” includes surgical blood salvage and blood demand diagnostic devices and consumables. “Software Solutions” includes information technology platforms and consulting services provided to all three market segments. Although we address our customers' needs through multiple product lines, we manage our business as one operating segment: the design, manufacture, implementation, support and marketing of blood management solutions. Our chief operating decision-maker uses consolidated financial results to make operating and strategic decisions. Design and manufacturing processes, as well as economic characteristics and the regulatory environment in which we operate, are largely the same for all product lines.
The financial information required for the operating segment is included herein in Note 15 of the financial statements, entitled Segment, Geographic and Customer Information.

•	Plasma
The Plasma Collection Market for Fractionation — Human plasma is collected and processed by pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of immune diseases and coagulation disorders. Plasma is also used to aid patients with extreme blood loss such as trauma victims. Automated plasma collection technology allows for the safe and efficient collection of plasma. We manufacture and market plasma collection devices, but do not make plasma-derived pharmaceuticals.
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
Haemonetics' Plasma Products (reported as "plasma" product line) — Our portfolio of products and services is designed to support multiple facets of plasma collector operations. We have a long-standing commitment to understanding our customers' collection and fractionation processes. As a result, we deliver product quality and reliability; design equipment that is durable, dependable, and easy to use; and provide comprehensive training support and strong business continuity practices.
Historically, plasma for fractionation was collected manually, which was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Today, the vast majority of plasma collections worldwide are performed using automated collection technology because it is safer and more cost-effective. With our PCS® brand automated collection technology, more plasma can be collected during any one donation event because the other blood components are returned to the donor through the sterile disposable sets used for the blood donation procedure.
We offer “one stop shopping” to our plasma collection customers, enabling them to source from us the full range of products necessary for plasma collection and storage, including PCS® brand plasma collection equipment and consumables, plasma collection containers, and intravenous solutions. We also offer a robust portfolio of integrated information technology platforms for plasma customers to manage their donors, operations, and supply chain. Our products automate the donor interview and qualification process; streamline the workflow process in the plasma center; provide the controls necessary to evaluate donor suitability; determine the ability to release units collected; and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, react quickly to business changes, and identify opportunities to reduce costs.
Our plasma disposables product line represented 35.5%, 33.6%, and 36.0% of our total revenue in fiscal 2012, 2011 and 2010, respectively.

•	Blood Center
The Blood Collection Market for Transfusion — There are millions of blood donations throughout the world every year that produce blood products for transfusion to surgical, trauma, or chronically ill patients. Patients typically receive only the blood components necessary to treat a particular clinical condition: for example, red cells to surgical patients, platelets to cancer patients, and plasma to trauma victims.
Platelet therapy is frequently used to alleviate the effects of chemotherapy and help patients with bleeding disorders. Red cells are frequently transfused to patients to replace blood lost during surgery. Red cells are also transfused to patients with blood disorders, such as sickle cell anemia or aplastic anemia. Plasma, in addition to its role in creating life-saving pharmaceuticals, is frequently transfused to trauma victims and to replace blood volume lost during surgery.
Worldwide demand for blood is expected to continue to rise modestly as the population ages and more patients have need for and access to medical therapies that require blood transfusions. Furthermore, many of the highly populated emerging markets countries are advancing their healthcare coverage, and as greater numbers of people gain access to more advanced medical treatment, additional demand for blood components, plasma-derived drugs, and surgical procedures increases directly. This increasing demand for blood is partially offset by the development of less invasive, lower blood loss procedures.
Haemonetics is a leader in automated component blood collections. While this market is smaller than the whole blood collection market, we believe that today it is a highly effective way of collecting and distributing blood products. In this procedure, whole blood does not need to be transferred to a central laboratory for separation. Instead, the blood separation process is automated and occurs in “real-time” while a person is donating blood. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Automated blood component collection allows significantly more of the targeted blood component to be collected during a donation event, especially red cells where our automated system supports collection of two units from eligible donors.
We believe automation improves blood collection safety and efficiency, as well as regulatory compliance. Integrated information technology and blood management systems like the kind offered by Haemonetics, are impacting the management of blood collection centers as blood collectors respond to demands for efficient blood supply chain management, seek to lower costs, and respond to ever-increasing regulatory restrictions.
However, most donations worldwide are non-automated procedures, also referred to as manual or whole blood donations. In this process, whole blood is collected from the donor and then transported to a central laboratory where it is separated into its components: red cells, platelets and plasma. Through the end of fiscal 2012, Haemonetics had not meaningfully participated in this market. The acquisitions announced in April 2012 will accelerate Haemonetics' entry into the whole blood collection market.
Haemonetics’ Blood Center Products (reported as “blood center” product line) — Today, Haemonetics offers automated blood component collection systems to blood collection centers to collect blood products as efficiently and cost effectively as possible.
We market the MCS® (Multicomponent Collection System) brand apheresis equipment which is designed to collect specific blood components and return the unwanted components to the donor. The MCS® automated platelet system collects one or more therapeutic “doses” of platelets during a single donation by a volunteer blood donor. The MCS® two-unit protocol or double red cell collection device helps blood collectors optimize the collection of red cells by automating the blood separation function, eliminating the need for laboratory processing, and enabling the collection of two units of red cells from a single donor thus maximizing the amount of red cells collected per eligible donor and minimizing red cell shortages in countries where this problem exists. Blood collectors can also use the MCS® system to collect one unit of red cells and a "jumbo" (double) unit of plasma, or one unit of red cells and one unit of platelets from a single donor.
Better balancing of demand with supply will also mitigate shortages of blood components and potentially reduce collection costs. Our software solutions, such as our SafeTrace® and El Dorado Donor® donation and blood unit management systems, span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product. Our Hemasphere software solution provides support for more efficient blood drive planning, and Donor Doc and e-Donor software help to improve recruitment and retention. Combined, our solutions help blood collectors improve the safety, regulatory compliance, and efficiency of blood collection and supply.
Our blood center disposables product line represented 29.7%, 30.0%, and 30.8% of our total revenue in fiscal 2012, 2011 and 2010, respectively.

•	Hospital (reported as “hospital” product line)
The Transfusion Market for Hospitals — Loss of blood is common in open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Patients commonly receive donor blood, referred to as “allogeneic blood”, which carries various risks including risk of transfusion with the wrong blood type; risk of transfusion reactions including death, but more commonly chills, fevers or other side effects that can prolong a patient’s recovery; and risk of transfusion of blood with a blood-borne disease or infectious agent.
An alternative to allogeneic blood is surgical blood salvage, also known as autotransfusion, which reduces or eliminates a patient’s need for blood donated from others and ensures that the patient receives the safest blood possible — his or her own. Surgical blood salvage involves the collection of a patient’s own blood during and after surgery, for reinfusion to that patient. Blood is suctioned from the surgical site, processed and washed through a centrifuge-based system that yields concentrated red cells available for transfusion back to the patient. This process occurs in a sterile, closed-circuit, single-use consumable set that is fitted into an electromechanical device. We market our surgical blood salvage products to hospital-based medical specialists, primarily cardiovascular, orthopedic, and trauma surgeons, and to surgical suite service providers.
Haemonetics’ Hospital Products — Haemonetics offers a range of blood management solutions that significantly improve a hospital's systems for acquiring blood, storing it in the hospital, and dispensing it efficiently and correctly. Over the last few years, hospitals have become more aware of their need to control costs and improve patient safety by managing blood more effectively. Our products and integrated solution platforms help hospitals optimize performance of blood acquisition, storage, and distribution.
Our TEG® Thromobelastograph Hemostasis Analyzer system is a blood diagnostic instrument that measures a patient’s hemostasis or the ability to form and maintain blood clots. By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, determine the likelihood of the patient's need for a transfusion and which blood components will be most effective in stopping bleeding. Such planning supports the best possible clinical outcome, which can lead to lower hospital costs through a reduction in unnecessary donor blood transfusions, reduced adverse transfusion reactions, shorter intensive care unit and hospital stays, and exploratory surgeries.
The Cell Saver® system is a surgical blood salvage system targeted to procedures that involve rapid, high-volume blood loss, such as cardiovascular surgeries. It has become the standard of care for high blood-loss surgeries. In fiscal 2012, we launched our newest device, the Cell Saver® Elite® system, which is our most advanced autotransfusion option to minimize allogeneic blood use for surgeries with medium to high blood loss.
The cardioPAT® system is a surgical blood salvage system targeted to open heart surgeries when there is less blood loss during surgery, but where the blood loss continues post-surgery. The OrthoPAT® surgical blood salvage system is targeted to procedures, such as orthopedic, that involve slower, lower volume blood loss that often occurs well after surgery. These systems are designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion. Their Quick-Connect features permits customers to utilize the blood processing set selectively, depending on the patient’s need.
Our software products help hospitals track and safely deliver stored blood products. SafeTrace Tx® is our software solution that helps manage blood product inventory, perform patient cross-matching, and manage transfusions. In addition, our BloodTrack® suite of solutions manages tracking and control of blood products from the hospital blood center through to transfusion to the patient. “Smart” refrigerators located in or near operating suites, emergency rooms, and other parts of the hospital dispense blood units with secure control and automated traceability for efficient documentation. With our more comprehensive offerings, hospitals are better able to manage processes across the blood supply chain and identify increased opportunities to reduce costs and enhance processes.
Our IMPACT® Online web-based software platform, which monitors and measures improvements in a hospital’s blood management practices, provides hospitals with a baseline view of their blood management metrics and helps monitor transfusion rates. If needed by a customer, we also offer business consulting solutions to support process excellence and blood management efforts. We also provide blood management assessment tools to hospitals that enable our customers to monitor their progress in order to continually improve their blood management performance.
Our hospital disposables product line represented 16.6%, 18.0%, and 19.2% of our total revenue in fiscal 2012, 2011 and 2010, respectively.

•	Software Solutions
Haemonetics' Software Products and Services — To complement our device and disposable products, we have a suite of integrated software solutions that track and monitor blood units along all points in the supply chain, including blood drive planning, donor recruitment and retention, blood processing, blood distribution, and transfusion management. For our plasma customers, we also provide information technology platforms for managing administrative functions and distribution at plasma fractionation facilities. While each Haemonetics information technology platform can be used as a “stand-alone,” the mission to provide "Arm to Arm®" blood management is designed to be executed by the integration of these platforms. What’s more, the ability to evaluate data based on the integration of these systems allows customers to continually improve their business processes. These systems are the backbone of Haemonetics' overall commitment to improving blood management systems globally.
We offer a range of software consulting services that focus on education, validation, implementation, and technical support for our customers, as well as business consulting services that support process excellence, donor recruitment, business design, and improved blood management. We also provide blood management assessment tools to hospitals.
Integrated Blood Management Solutions — When combining our software solutions with our devices, we meet our goal to give customers powerful tools for improving blood management while driving growth of our consumables. For example, a hospital may use our consulting services to analyze its blood management practices and recommend changes in practice. Then, the hospital can leverage our systems and services to analyze blood utilization, manage blood inventory, and potentially reduce demand for donated blood. Finally, the hospital can use our IMPACT® Online blood management business intelligence portal to monitor the results of its new blood management practices. The positive patient impact and reduced costs from this integrated blood management approach can be significant. Likewise, by understanding best practices, blood demand, and discreet patient needs, hospitals can more frequently deploy our devices for hemostasis diagnosis and cell salvage to ensure best patient care.
While each of our products, platforms, and services can be marketed individually, our blood management solutions vision is to offer integrated closed-loop solutions for blood supply chain management. Our software solutions — information technology platforms and consulting services — can be combined with our devices and sold through our plasma, blood center, and hospital sales forces.
Our software solutions product line represented 9.7%, 9.9%, and 5.6% of our total revenue in fiscal 2012, 2011 and 2010, respectively.
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
United States
In fiscal 2012, 2011, and 2010 approximately 48.4%, 46.9%, and 47.1%, respectively, of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products.
Outside the United States
In fiscal 2012, 2011, and 2010 approximately 51.6%, 53.1%, and 52.9%, respectively, of consolidated net revenues were generated through sales to non-U.S. customers. Our direct sales force outside the United States includes full-time sales representatives and clinical specialists in Japan, Europe, Taiwan and China. We also use various distributors to market our products in parts of Europe, Russia, South America, the Middle East, Africa, and the Far East. Additionally, we have established offices with marketing personnel who work with our distributors in Russia, Lebanon, India and Brazil.
Research and Development
Our research and development (“R&D”) centers in the United States and Switzerland ensure that protocol variations are incorporated to closely match local customer requirements. In addition, our Haemonetics Software Solutions also maintains development operations in El Dorado Hills, California; Edmonton, Canada; and Limonest, France.
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
Our expenditures for R&D were $36.8 million for fiscal 2012 (5.1% of net revenues), $32.7 million for fiscal 2011 (4.8% of net revenues) and $26.4 million (4.1% of net revenues) for fiscal 2010. All R&D costs are expensed as incurred and we expect to continue to invest resources in R&D.
In fiscal 2012, R&D resources were allocated to supporting a next generation orthopedic perioperative autotransfusion device, an automated whole blood collection system, and several other projects to enhance our current product portfolio.
Manufacturing
Our principal manufacturing operations are located in Braintree, Massachusetts; Leetsdale, Pennsylvania; Union, South Carolina; Draper, Utah; Niles, Illinois; and Bothwell, Scotland.
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
Some component-sets manufacturing is performed by outside contractors according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished consumables in Singapore, Japan, and Thailand. Certain parts and components are purchased from various single sources. If necessary, we believe that, in most cases, alternative sources of supply are available, and could be secured within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations. All of our other equipment and disposable manufacturing sites are certified to the ISO 13485 standard and to the Medical Device Directive allowing placement of the CE mark of conformity.
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
Competition
We have established a record of innovation and leadership in each of the areas in which we compete. Although we compete directly with others in individual areas of our business, no other company offers the complete range of integrated solutions designed to meet customers' needs across the entire blood supply chain.
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
In the automated plasma collection market, we principally compete with Fenwal, Inc. on the basis of quality, reliability, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, into European and South American countries.
In April 2011, Terumo Medical Corporation, a global competitor in the automated plasma and platelet collection markets, acquired Caridian BCT (formerly Gambro BCT). The resulting entity, Terumo BCT, is one of our major competitors in automated platelet collection. Another major competitor in this area is Fenwal. In the automated platelet collection business, competition is based on continual performance improvement, as measured by the time and efficiency of platelet collection and the quality of the platelets collected. Each of these companies has taken a different technological approach in designing their systems for automated platelet collection. In the platelet collection market, we also compete with whole blood collections from which pooled platelets are derived.

Caridian BCT and Fenwal are also competitors in the automated red cell collection market. However, it is important to note that only about 5% of the 40 million units of red cells collected worldwide and about 10% of the 15 million units of red cells collected in the U.S. annually are collected via automation. Therefore, we also compete with the traditional method of collecting red cells from the manual collection of whole blood. As discussed in our Company Overview, we will have meaningful participation in whole blood collections with the acquisitions announced in April 2012. We compete on the basis of total cost, type-specific collection, process control, product quality, and inventory management.
In the cell processing market, competition is based on level of automation, labor-intensiveness, and system type (open versus closed). Open systems may be weaker in good manufacturing process compliance. Moreover, blood processed through open systems has a 24-hour shelf life. We have an open system cell processor as well as a closed system cell processor which gives blood processed through it a 14-day shelf life. We compete with Caridian BCT's open systems in this market.
Within our hospital business, in the diagnostics market, the TEG Thrombelastograph Hemostasis Analyzer is used primarily in surgical applications. One direct competitor, ROTEM, is a competitor in Europe and in the United States. Other competitive technologies include standard coagulation tests and platelet function testing. The TEG competes with other laboratory tests based on its ability to provide a complete picture of a patient's hemostasis at a single point in time, and the ability to measure the clinically relevant platelet function for an individual patient.
In the intraoperative surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. For high-volume platforms, each manufacturer's technology is similar, and our Cell Saver technology competes principally with Medtronic, Fresenius, and Sorin Biomedica. Our portfolio includes cardioPAT and OrthoPAT, which can be used intraoperatively for cases in which a relatively low volume of blood loss is expected.
In the “perioperative” surgical blood salvage market, our OrthoPAT and cardioPAT systems compete primarily against non-automated processing systems whose end product is an unwashed red blood cell unit for transfusion to the patient. The OrthoPAT and cardioPAT systems are the only systems designed for portability and post-operative use that wash and concentrate the red cells prior to infusion. A significant portion of a patients' total blood loss can occur postoperatively, especially in total joint replacement surgery, and this drives the value proposition of the “PAT” systems.
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
Significant Customers
The Japanese Red Cross Society (JRC) represented 13.7% and 14.2% of our net revenues in fiscal 2012 and 2011, respectively. Additionally, a global healthcare customer ("Customer B") represented approximately 11.0% of our net revenues in fiscal 2012.
Government Regulation
The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research (“CBER”) and the Center of Devices and Radiological Health (“CDRH”) of the United States Food and Drug Administration (“FDA”), and other non-United States regulatory bodies.
All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved Pre-market Approval Application (“PMA”). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous solutions (blood anticoagulants and solutions for storage of red blood cells) marketed by us for use with our automated systems requires us to obtain from CBER an approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”). A 510(k) pre-market clearance indicates FDA’s agreement with an applicant’s determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may involve the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) clearances because the FDA review process is more complicated.
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
We have complied with these regulations and have obtained such registrations where we market our products. Federal, state and foreign regulations regarding the manufacture and sale of products such as ours are subject to change. We cannot predict what impact, if any, such changes might have on our business.
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
Employees
As of March 31, 2012, we employed the full-time equivalent of 2,337 persons assigned to the following functional areas: manufacturing, 932; sales and marketing, 463; general and administrative, 439; research and development, 237; and quality control and field service, 266. We consider our employee relations to be satisfactory.
Availability of Reports and Other Information
All of our corporate governance materials, including the Principles of Corporate Governance, the Business Conduct Policy and the charters of the Audit, Compensation, and Nominating and Governance Committees are published on the Investor Relations section of our website at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Financial Information about Foreign and Domestic Operations and Export Sales
The financial information required by this item is included herein in Note 15 of the financial statements, entitled Segment, Geographic and Customer Information. Sales to the Japanese Red Cross and Customer B accounted for 13.7% and 11.0% of net revenues in fiscal 2012, respectively. No other customer accounted for more than 10% of our net revenues. For more information concerning significant customers, see the subheading of Note 2 of the financial statements entitled, Concentration of Credit Risk and Significant Customers.
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

ITEM 1A. RISK FACTORS
Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 9 and 38.
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
Failure to integrate acquired businesses into our operations successfully could adversely affect our business.
The integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of managements' time. Factors that affect the success of acquisitions include the strength of the acquired company's underlying technology and ability to execute, our ability to retain employees, and our ability to achieve synergies, such as increasing sales and achieving cost savings. Our failure to manage successfully and coordinate the growth of the combined acquired companies could have an adverse impact on our business and our future growth.
The implementation of healthcare reform in the United States may adversely affect us.
The Patient Protection and Affordable Health Care Act was enacted into law in the U.S. in March 2010. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. While we are waiting for further regulations to be established, we continue to evaluate the potential impact that this tax may have on our overall business. U.S. net sales represented approximately 48.4% of our worldwide sales in fiscal 2012 and, therefore, this tax burden may have a material impact on our results of operations.
An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials may adversely affect our business.
Certain key products are manufactured at single locations, with limited alternate facilities. If an event occurs that results in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers. Due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may incur significant debt in the future which could adversely affect our financial health and may result in restrictions on our operations.
We may need to incur debt in the future, for example, to acquire complementary businesses. Our indebtedness would increase certain risks, including but not limited to the inability to satisfy our obligations with respect to our debt instruments, our inability to adjust to adverse economic conditions, our inability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements, and our inability to generate sufficient funds to cover required interest payments. The terms of our debt agreements may include covenants which could impose restrictions on our operations and limit our ability to pursue our growth strategy.
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
The Japanese Red Cross Society (JRC) is a significant customer that represented 13.7% of our revenues in fiscal 2012. Additionally, a global healthcare customer ("Customer B") represented approximately 11.0% of our net revenues in fiscal 2012. Because of the size of these relationships we could experience a significant reduction in revenue if the JRC or Customer B decided to significantly reduce its purchases from us for any reason including a desire to rebalance its purchases between vendors, or if we are unable to obtain and maintain necessary regulatory approvals in Japan. We also have a concentration of credit risk due to our outstanding accounts receivable balances with the JRC and Customer B.
Current or worsening economic conditions may adversely affect our business and financial condition.
A portion of our trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. We have not incurred significant losses on government receivables. We continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.
Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy where our net accounts receivable is $21.0 million as of March 31, 2012, may increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.
As a global corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.
International revenues and expenses account for a substantial portion of our operations and we intend to continue expanding our presence in international markets. In fiscal 2012, our international revenues accounted for 51.6% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues for sales, as well as manufacturing and operational costs, denominated in foreign currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.
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
Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation. We are currently pursuing intellectual property infringement claims described in more detail under Item 3. Legal Proceedings and Note 10- Commitments and Contingencies to our fiscal 2012 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Patent litigation may result in adverse outcomes and could significantly divert the attention of our technical and management personnel.
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
Consolidation in the healthcare industry could lead to increased demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could have an adverse effect on our business, financial condition and results of operations.
The costs of healthcare has risen significantly over the past decade and numerous initiatives and reforms by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including plasma fractionation companies and hospitals. This consolidation has resulted in greater pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments as group purchasing organizations, integrated delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

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
On property adjacent to the Braintree facility the Company leases 43,708 square feet of additional office space. This facility is used for sales, marketing, finance, legal, and other administrative services. Annual lease expense for this facility is $579,131.
The Company leases an 81,929 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations supporting our plasma business. Annual lease expense is $365,482 for this facility.
The Company leases 99,931 square feet in Draper, Utah. This facility is used for the manufacturing and distribution of plasma disposable products. Annual lease expense is $483,426.
The Company owns a facility in Union, South Carolina. This facility is used for manufacture of sterile solutions to support our blood center and plasma businesses. The facility is approximately 69,300 square feet.
The company leases a facility in Niles, Illinois, which performs research and manufacturing for the Company. This facility is 16,478 square feet of office and manufacturing space. Annual lease expense is $142,358.
The Company owns a facility in Bothwell, Scotland used to manufacture disposable components for European customers. This facility is approximately 40,200 square feet.
The Company leases 26,264 square feet of office space in Signy, Switzerland. This facility is used for sales, marketing, finance and other administrative services. Annual lease expense for this space is approximately $884,924.
The Company leases 6,214 square feet of space in Tokyo, Japan for sales, marketing, finance and other administrative offices. Annual lease expense is approximately $601,638.
The Company also leases sales, marketing, service, and distribution facilities in locations around the world.
ITEM 3. LEGAL PROCEEDINGS
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.
Fenwal Patent Infringement
For the past five years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
Currently, we are pursuing a patent infringement action in Germany against Fenwal, and its European and German subsidiary. On September 20, 2010, we filed a patent infringement action in Germany. In response, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action on December 1, 2010.
Haemonetics Italia Matter
In April 2008, our subsidiary Haemonetics Italia, Srl. and two of its employees were found guilty by a court in Milan, Italy of charges arising from allegedly improper payments made under a consulting contract with a local physician and in pricing products under a tender from a public hospital. The two employees found guilty in this matter are no longer employed by the Company. On June 14, 2011, the final level appeals court affirmed these verdicts. There are no further appeals available and the convictions are now final. In connection with this conviction, our Italian subsidiary is liable to pay a fine of €147,500 and a proportionate share of the cost of the proceedings. The final amount has not yet been determined.

When this matter first arose, our Board of Directors commissioned independent legal counsel to conduct investigations on its behalf. Based upon its evaluation of counsel's report, the Board concluded that no disciplinary action was warranted in either case. Neither the original ruling nor its final affirmation has impacted the Company's business in Italy to date.
ITEM 4. REMOVED AND RESERVED
Executive Officers of the Registrant
The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of Haemonetics Corporation.
PETER ALLEN (age 53) joined our Company in 2003 as President, Donor Division. Mr. Allen was appointed Chief Marketing Officer for Haemonetics in 2008. In October 2011, Mr. Allen was promoted to President, Global Plasma. Prior to joining Haemonetics, Mr. Allen was Vice President of The Aethena Group, a private equity firm providing services to the global healthcare industry. From 1998 to 2001, he held various positions including Vice President of Sales and the Oncology Business at Syncor International, a provider of radiopharmaceutical and comprehensive medical imaging services. Previously, he held executive level positions in sales, marketing and operations in DataMedic, Inc., Enterprise Systems, Inc./HBOC, and Robertson Lowstuter, Inc. Mr. Allen has also worked in sales and marketing at American Hospital Supply Corporation and Baxter International, Inc.
BRIAN CONCANNON (age 54) joined our Company in 2003 as President, Patient Division and was promoted to President, Global Markets, in 2006. In 2007, Mr. Concannon was promoted to Chief Operating Officer. In April 2009, Mr. Concannon was promoted to President and Chief Executive Officer and elected to the Haemonetics Board of Directors. Immediately prior to joining the Company, Mr. Concannon was President, Northeast Region, Cardinal Health Medical Products and Services where he was employed since 1998. From 1985 to 1998, he was employed by American Hospital Supply Corporation, Baxter Healthcare Corp. and Allegiance Healthcare in a series of sales and operations management positions of increasing responsibility.
JOSEPH FORISH (age 59) joined our Company in 2005 as Vice President, Human Resources. Prior to joining Haemonetics, Mr. Forish held various global human resources leadership roles, including Vice President, Corporate Human Resources for Rohm and Haas Company. Prior to that, Mr. Forish was Vice President, Human Resources for the ConvaTec Division of Bristol-Myers Squibb Company.
MIKAEL GORDON (age 56) joined our Company in 2007 as President, Europe and was promoted to President, Global Markets in February 2009. Prior to joining Haemonetics, Mr. Gordon was Regional Executive Manager North & West Europe for GE Healthcare Clinical Systems. From 1997 to 2007 he held various executive positions as Vice President IT, VP Laboratory Products, VP Strategic Planning and VP Global Sales within Amersham Biosciences until the company was acquired by General Electric in 2004. Mr. Gordon has broad international business experience in the healthcare environment and has lived several years outside his home country. Mr. Gordon has a B.Sc. from the Stockholm School of Economics and is a Swedish national. In April 2012, Mr. Gordon informed the Company that he will resign effective June 2012 to accept a senior leadership position at another company.
SUSAN HANLON (age 45) joined our Company in 2002 as Vice President and Corporate Controller. In 2004, she was promoted to Vice President Planning and Control, and in 2008, Ms. Hanlon was promoted to Vice President Finance. She presently has responsibility for Controllership, Financial Planning, Tax, and Treasury. Prior to joining Haemonetics, Ms. Hanlon was a partner with Arthur Andersen LLP in Boston.
DAVID HELSEL (age 49) joined our Company as Vice President, Global Manufacturing, in March 2012, and is responsible for worldwide oversight of the Company's manufacturing and supply chain organizations. Mr. Helsel was previously with Covidien, Ltd. for 16 years, where he most recently was Vice President of Operations for the Surgical Solutions global business unit. During his tenure with Covidien, Mr. Helsel's previous roles included Vice President of Operations for the Medical Supplies segment and Global Director of Operational Excellence - Manufacturing. Mr. Helsel holds a BS in Mechanical Engineering from LeTourneau University.
SANDRA JESSE (age 59) joined our Company as Vice President, Chief Legal Officer in September 2011, and is responsible for the company's world-wide Legal, Compliance, Corporate Audit and Controls, and Environmental Health and Safety groups. Ms. Jesse was previously the Executive Vice President and Chief Legal Officer of Blue Cross Blue Shield of Massachusetts, a Partner in the Boston law firm of Choate, Hall and Stewart, and Press Secretary for United States Congressman, Lee Hamilton. She has served on a number of boards and is presently the Chair of the New England Foundation. Ms. Jesse is a former President of the Boston Bar Foundation.

MICHAEL KELLY (age 48) joined Haemonetics in July of 2010 as President, North America & Global Plasma. In 2011, his responsibilities were expanded to include the Software and Global Marketing functions, and his title changed to President of North America. Prior to joining Haemonetics, Mr. Kelly was Senior Vice President and General Manager, Infection Prevention, for CareFusion Corporation from 2008 to 2010. From 1999 to 2008, Mr. Kelly served at Cardinal Health in a variety of General Management, Marketing, Business Development, and Sales positions. In 1991, he began his career with Baxter Healthcare as a sales representative. Mr. Kelly graduated from The Ohio State University, Columbus, OH with a Bachelor of Science in Business Administration and an MBA.
CHRISTOPHER LINDOP (age 54) joined our Company in January of 2007 as Vice President and Chief Financial Officer. In 2007, Mr. Lindop also assumed responsibility for business development. Prior to joining Haemonetics, Mr. Lindop was Chief Financial Officer at Inverness Medical Innovations, a global developer of advanced consumer and professional diagnostic products from 2003 to 2006. Prior to this, he was Partner in the Boston offices of Ernst & Young LLP and Arthur Andersen LLP.
WARREN NIGHAN (age 43) joined our Company in November of 2010 as Vice President of Worldwide Quality & Regulatory Affairs. Mr. Nighan previously served as Vice President Quality & Regulatory for St. Jude Medical in Minneapolis, Minnesota from 2009 to 2010. Prior to that, Mr. Nighan was the Worldwide Vice President of Quality for Covidien from 1999 to 2008. Mr. Nighan holds a Bachelors degree in Nursing from Northeastern University.
DR. JONATHAN WHITE (age 52) joined our Company in 2008 as Vice President, Research and Development. Dr. White joined Haemonetics from Pfizer, where he held a number of roles including Chief Information Officer, and where he was employed from 1998 to 2008. From 1992 to 1998, he was a management consultant at McKinsey and Company in New York. Dr. White is a Fellow of the Royal College of Surgery in England. He completed his qualifications as a neurosurgeon and worked in both clinical and academic medical settings. In addition, he holds a Masters degree in Computer Science from Cambridge in England, and a Masters degree in Business Administration from INSEAD in France.

PART II
ITEM 5. MARKET FOR THE REGISTRANT's COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 31, 2012:
Market price of Common Stock:
High	$70.20	$69.18	$64.58	$70.32
Low	$62.42	$56.03	$55.01	$61.85
Fiscal year ended April 2, 2011:
Market price of Common Stock:
High	$60.65	$59.01	$64.83	$66.70
Low	$52.58	$50.50	$53.11	$57.73
There were approximately 287 holders of record of the Company’s common stock as of March 31, 2012. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return provided to shareholders on Haemonetics Corporation’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/31/2007 and its relative performance is tracked through 3/31/2012.

_______________________________________

*	$100 invested on 3/31/07 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.
Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/07	3/08	3/09	3/10	3/11	3/12
Haemonetics Corporation	100.00	127.44	117.82	122.25	140.19	149.05
S&P 500	100.00	94.92	58.77	88.02	101.79	110.48
S&P Health Care Equipment	100.00	103.48	71.12	99.28	100.73	104.60
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation and Subsidiaries Five-Year Review

(In thousands, except per share and employee data)	2012	2011	2010	2009	2008
Summary of Operations
Net revenues	$727,844	$676,694	$645,430	$597,879	$516,440
Cost of goods sold	358,604	321,485	307,949	289,709	258,715
Gross profit	369,240	355,209	337,481	308,170	257,725
Operating expenses:
Research and development	36,801	32,656	26,376	23,859	24,322
Selling, general and administrative	245,261	213,899	214,483	198,744	163,116
Contingent consideration income	(1,580)	(1,894)	(2,345)	—	—
Asset impairments	—	—	15,686	—	—
Total operating expenses	280,482	244,661	254,200	222,603	187,438
Operating income	88,758	110,548	83,281	85,567	70,287
Other income (expense), net	740	(467)	(2,010)	(565)	7,015
Income before provision for income taxes	89,498	110,081	81,271	85,002	77,302
Provision for income taxes	22,612	30,101	22,901	25,698	25,322
Net income	66,886	79,980	58,370	59,304	51,980
Income per share:
Basic	$2.64	$3.19	$2.29	$2.34	$2.01
Diluted	$2.59	$3.12	$2.24	$2.27	$1.94
Weighted average number of shares	25,364	25,077	25,451	25,389	25,824
Common stock equivalents	431	519	612	784	922
Weighted average number of common and common equivalent shares	25,795	25,596	26,063	26,173	26,746

	2012	2011	2010	2009	2008
Financial and Statistical Data:
Working capital	$396,385	$340,160	$250,888	$289,530	$261,757
Current ratio	4.0	4.1	2.9	4.1	3.7
Property, plant and equipment, net	$161,657	$155,528	$154,313	$137,807	$116,484
Capital expenditures	$53,198	$46,669	$56,304	$56,379	$57,790
Depreciation and amortization	$49,966	$48,145	$43,236	$36,462	$31,197
Total assets	$911,135	$833,264	$760,928	$649,693	$608,950
Total debt	$3,771	$4,879	$20,520	$6,038	$12,363
Stockholders’ equity	$732,631	$686,136	$593,124	$539,884	$494,188
Return on average equity	9.4%	12.5%	10.3%	11.5%	10.5%
Debt as a % of stockholders’ equity	0.5%	0.7%	3.5%	1.1%	2.5%
Employees	2,337	2,201	2,327	2,016	1,875
Net revenues per employee	$311	$307	$277	$297	$275

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
Our medical device systems automate the collection and processing of donated blood components, assess likelihood for blood loss, salvage and process blood from surgery patients, and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Specifically, our plasma and blood center systems allow users to collect and process only the blood component(s) they target — plasma, platelets, or red blood cells — increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient’s clotting ability) to aid clinicians in assessing the cause of bleeding resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital.
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
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 81.7% , 81.5% and 86.0% of our total revenue for fiscal 2012, 2011 and 2010, respectively.
In April 2012, we announced two acquisitions that will provide us with a commercial presence in all aspects of the whole blood collection market, a market in which historically we have not meaningfully participated. We entered into a definitive agreement to acquire the business assets of the blood collection, filtration and processing product lines of Pall Corporation for $551 million. The blood processing systems and equipment to be acquired are for use in transfusion medicine and include Pall's manufacturing facilities in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of Pall's assets in Fajardo, Puerto Rico. Approximately 1,300 employees will be transferred to Haemonetics. We also entered into a definitive agreement to acquire the business assets of Hemerus Medical, LLC, a Minnesota-based company that develops innovative technologies for the collection of whole blood, and processing and storage of blood components. Under the terms of the agreement, we will pay up to $27 million contingent upon on certain regulatory approvals. We expect both acquisitions to close in the second quarter of fiscal 2013.
Market Trends
Plasma Market
Changes in demand for plasma-derived pharmaceuticals, particularly immunoglobulin (“IG”), is the key driver of plasma collection volumes in the commercial plasma collection market. Various factors related to the supply of plasma and the production of plasma-derived pharmaceuticals also affect demand, including the following:

•
Industry consolidation continues among plasma collectors and fractionators. Industry consolidation impacts us when a collector changes the total number of its collection centers, the total number of collections performed per center or changes the plasma collection system (either Haemonetics or a competitive technology) used to perform some or all of those collections.

•	The supply of source plasma also affects demand for additional collections of source plasma.

•	The newer plasma fractionation facilities are more efficient in their production processes, utilizing less plasma to make similar quantities of pharmaceuticals and vaccines.

•	Reimbursement guidelines affect the demand for end product pharmaceuticals, although a high off-label use of pharmaceuticals occurs.

•
Newly approved indications and diagnosis of new patients requiring plasma derived therapies increase the demand for plasma, along with longer lifespans and a growing aging patient population requiring therapy, and bio-pharmaceutical geographical expansion.

Demand for plasma in fiscal 2012 was particularly strong in North America where approximately two-thirds of commercial plasma is collected. While global markets for plasmapheresis have been relatively flat, the market in Japan has declined. The Japanese Red Cross has shifted some of its plasma for fractionation from plasmapheresis to recovered plasma from whole blood collections. This change has reduced demand for automated plasma collections. Currently, demand for plasma-derived therapies is driving mid-single digit growth of plasma collection.
Blood Center Market
In the blood center market, we sell products used in the collection of platelets and red cells.
Despite modest increases in the demand for platelets in Europe and Japan, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for automated collections and related disposables in these countries. With changes in healthcare and social security systems in emerging markets, a larger number of people get access to state of the art medical treatments, which drives the demand for platelet transfusions and represent a faster growing market.
After several years of modest increases in demand for red cell transfusions and a general shortage of volunteer donors, the market in recent years has experienced lower demand for red cells due to slow growth in elective procedures coupled with increased focus on better blood management practices. The reduced demand for red cells adversely impacted our red cell business. As the baby-boomer population ages, we expect a return to modest increases in demand for red cells. Furthermore, as blood collectors are forced to improve operating efficiency, reduce costs and maintain regulatory compliance, there will be modest growth opportunities for our red cell technology in the future.
Hospital Market
In the hospital market, we sell cardiovascular surgical blood salvage systems, orthopedic surgical blood salvage systems, and a blood diagnostics instrument.
Our Cell Saver brand surgical blood salvage system was designed as a solution for rapid, high volume blood loss procedures, such as cardiovascular surgeries. This part of the surgical blood salvage market is declining and will likely continue to decline due to improved surgical techniques which minimize blood loss and less invasive procedures. The cardioPAT system, a surgical blood salvage system targeted at cardiovascular procedures when there is less blood loss, is designed to meet the market needs created by these improved surgical techniques. The cardioPAT can be used intra-operatively as well as post-operatively when blood loss continues while the patient is in recovery.
Our OrthoPAT technology is used to salvage red cells in high blood loss orthopedic procedures, including hip and knee replacement surgeries. The OrthoPAT is the only system on the market designed to collect, separate and wash a patient’s shed blood both during and after surgery. While cell salvage is not yet a standard of care for U.S. orthopedic procedures, we position this device as an effective alternative to stored red cells (both autologous predonated and allogeneic) and non-washed autotransfusion systems. Particularly in the United States, hip and knee replacement surgeries are frequently elective surgeries and as a result are subject to change in economic conditions.
Our TEG Thromobelastograph Hemostasis Analyzer is a diagnostic tool which provides a comprehensive assessment of a patient’s overall hemostasis. The benefit is that this information enables caregivers to decide the best blood-related clinical treatment for the individual patient in order to minimize blood loss and reduce incidence of "reoperations". The test is expanding beyond cardiac surgery into trauma, as well as helping manage surgical timing of patients on anti-platelet medications such as clopidogrel. TEG product line sales further strengthened in fiscal 2012. This product’s growth is dependent on hospitals adopting this technology as a standard practice in their blood management programs.
Software Market
Our software solutions portfolio addresses many of the critical data collection and data management needs within the plasma, blood center, and hospital markets and is also a key component of our blood management solutions today. In fiscal 2012, the pressures to improve efficiencies, reduce cost, and improve patient outcomes continued to be key drivers in all three market segments.
Demand for our plasma software solution remained steady in fiscal 2012 although we anticipate a sub-segment of this market will continue to migrate towards homegrown proprietary software solutions in an effort to gain unique competitive advantages.

In fiscal 2012, within the blood center market, we saw a modest increase in demand for our El Dorado Software Solution Suite even with the continued pricing pressures and trend towards consolidation amongst blood centers in the United States. Interest and demand for our newest product El Dorado Donor continues to grow globally as customers look to upgrade their systems of record to a modern, more flexible, comprehensive platform. Interest and demand remains steady for our Hemasphere, eDonor, and Donor Doc software solutions as centers look for ways to continue to optimize efficiencies within the planning, scheduling, donor recruitment, and data collection process steps associated with a blood drive.
The demand for our flagship blood banking solution, SafeTrace TX, continues to grow steadily within the hospital market. In fiscal 2012 we continued to see demand for reliable, proven safety systems within blood banks even though many hospitals IT organizations were largely focused on meaningful use initiatives. Further growth in this area will be partly dependent on the continued ability for hospitals to leverage our existing full service capabilities to help them effectively and efficiently complete implementations. Interest and demand also continues to grow globally for our remote allocation and point of care transfusion systems, as care providers look for ways to improve efficiencies and meet compliance guidelines for tracking and dispositioning of blood components to patients.

Financial Summary

(In thousands, except per share data)	March 31, 2012	April 2, 2011	April 3, 2010	% Increase/(Decrease) 12 vs. 11	% Increase/(Decrease) 11 vs. 10
Net revenues	$727,844	$676,694	$645,430	7.6%	4.8%
Gross profit	$369,240	$355,209	$337,481	4.0%	5.3%
% of net revenues	50.7%	52.5%	52.3%
Operating expenses	$280,482	$244,661	$254,200	14.6%	(3.8)%
Operating income	$88,758	$110,548	$83,281	(19.7)%	32.7%
% of net revenues	12.2%	16.3%	12.9%
Other income (expense), net	$740	$(467)	$(2,010)	(258.5)%	(76.8)%
Income before taxes	$89,498	$110,081	$81,271	(18.7)%	35.4%
Provision for income tax	$22,612	$30,101	$22,901	(24.9)%	31.4%
% of pre-tax income	25.3%	27.3%	28.2%
Net income	$66,886	$79,980	$58,370	(16.4)%	37.0%
% of net revenues	9.2%	11.8%	9.0%
Earnings per share-diluted	$2.59	$3.12	$2.24	(17.0)%	39.3%
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2012 and 2011 each includes 52 weeks with each quarter having 13 weeks. Fiscal 2010 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. For fiscal 2011, net revenue increased 4.8%. Excluding the effect of the extra week in fiscal 2010, net revenue for fiscal 2011 increased 6.7%.
Net revenue for fiscal 2012 increased 7.6% over fiscal 2011. Without the effects of foreign exchange, net revenue increased 5.6% over fiscal 2011. The increase reflects strong revenue growth from our plasma, blood center, diagnostics businesses and increased equipment and software sales, offset by declines due to a recall of certain of our OrthoPAT devices. Fiscal 2012 revenue growth also benefited from purchases by the Japanese Red Cross in March 2012 to avoid future supply disruptions in anticipation of an internal business system conversion.
Net revenue for fiscal 2011 increased 4.8% over fiscal 2010. Without the effects of foreign exchange, net revenue increased 4.6% over fiscal 2010. The increase noted reflects the positive impact of acquisitions, which contributed 5.3% to revenue growth for fiscal year 2011, as well as strong revenue growth from emerging markets, notably Russia and Asia.
Our gross profit amount increased 4.0% during fiscal 2012. Without the effects of foreign exchange, gross profit increased 1.5% over fiscal 2011. Our gross profit margin percentage decreased by 180 basis points for fiscal 2012 as compared to fiscal 2011. The decrease was primarily due to increased product quality costs and lower overall margin associated with lower sales of higher-margin hospital products and higher sales of lower-margin plasma disposables.
Our gross profit amount increased 5.3% during fiscal 2011. Without the effects of foreign exchange, gross profit increased 5.4%, which was largely driven by higher software sales as a result of the Global Med acquisition and cost improvements in our manufacturing operations. Our gross profit margin percentage improved 20 basis points for fiscal 2011 as compared to fiscal 2010. Increased software sales positively impacted gross margin percentage. These increases were partly offset by increased inventory reserves during fiscal 2011.
Operating expenses increased 14.6% during fiscal 2012 over fiscal 2011. Without the effects of foreign exchange, operating expenses increased 11.2% during fiscal 2012. Higher operating expenses include $3.1 million of expenses, net of insurance recovery, associated with European customer claims arising from a quality matter with our High Separation Core Bowl ("HS Core"), $3.0 million of transaction costs related to the definitive purchase agreements announced in April 2012 with Pall Corporation and Hemerus Medical, LLC, increased restructuring costs, increased investment in research and development and sales and marketing and higher bonus expense.
Operating expenses decreased 3.8% during fiscal 2011 over fiscal 2010. Without the effects of foreign exchange, operating expenses decreased 3.7% during fiscal 2011. Fiscal 2010 included asset write downs totaling $15.7 million related to the abandonment of our next generation platelet apheresis platform and a blood center donation management software product. No similar write downs were experienced in fiscal 2011. The decreases for fiscal 2011 also included a reduction in the expense associated with cash bonus incentive compensation. The decreases were offset by higher operating expenses associated with the

Global Med acquisition.
During fiscal 2012, operating income decreased 19.7% compared to fiscal 2011. Without the effects of foreign currency, operating income decreased 20.4% compared to fiscal 2011 as increases in operating expenses more than offset gross profit associated with revenue growth due to higher costs of quality, relatively higher sales of our lower-margin products, expenses associated with European customer claims arising from a quality matter with HS Core, and transaction costs.
During fiscal 2011, operating income increased 32.7% compared to fiscal 2010. Without the effects of foreign currency, operating income increased 32.6% over fiscal 2010. The growth in revenue from our emerging markets, the acquisition of Global Med and lower cash bonus incentive compensation were significant contributors to the improvement in operating income. Additionally, we incurred significant costs in fiscal 2010 related to asset write downs, positively impacting operating income growth as no similar costs were incurred in fiscal 2011.
Net income decreased 16.4% during fiscal 2012. Without the effects of foreign exchange, net income decreased 18.1% for fiscal 2011. The decrease in net income was attributable to the decline in operating income described above.
Net income increased 37.0% during fiscal 2011. Without the effects of foreign exchange, net income increased 36.3% for fiscal 2011. The increases in operating income and lower foreign exchange losses were the principal reasons for the improvement in net income.

RESULTS OF OPERATIONS
Net Revenues by Geography

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010	% Increase/(Decrease) 12 vs. 11	% Increase/(Decrease) 11 vs. 10
United States	$352,160	$317,355	$303,965	11.0%	4.4%
International	375,684	359,339	341,465	4.5%	5.2%
Net revenues	$727,844	$676,694	$645,430	7.6%	4.8%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 97 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenue generated outside the U.S. approximated 51.6%, 53.1%, and 52.9% of net revenue during fiscal 2012, 2011, and 2010, respectively. During fiscal 2012, 2011, and 2010, revenue in Japan accounted for approximately 17.1%, 16.3%, and 17.0%, respectively, of our total revenue. Revenue from Europe accounted for approximately 25.2%, 27.6%, and 28.0% of our total revenue for fiscal 2012, 2011, and 2010, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. Our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
For fiscal 2012 as compared to fiscal 2011, the effects of foreign exchange resulted in a 2.0% increase in sales. For fiscal 2011 as compared to fiscal 2010, the effects of foreign exchange accounted for a 0.2% increase in sales.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010	% Increase/(Decrease) 12 vs. 11	% Increase/(Decrease) 11 vs. 10
Disposables	$594,933	$551,836	$555,226	7.8%	(0.6)%
Software solutions	70,557	66,876	35,919	5.5%	86.2%
Equipment & other	62,354	57,982	54,285	7.5%	6.8%
Net revenues	$727,844	$676,694	$645,430	7.6%	4.8%
Disposables Revenues by Product Type

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010	% Increase/(Decrease) 12 vs. 11	% Increase/(Decrease) 11 vs. 10
Plasma disposables	$258,061	$227,209	$232,378	13.6%	(2.2)%
Blood center disposables
Platelet	167,946	156,251	151,026	7.5%	3.5%
Red cell	48,034	46,828	48,031	2.6%	(2.5)%
	215,980	203,079	199,057	6.4%	2.0%
Hospital disposables
Surgical	66,619	66,503	69,942	0.2%	(4.9)%
OrthoPAT	31,186	35,631	37,079	(12.5)%	(3.9)%
Diagnostics	23,087	19,414	16,770	18.9%	15.8%
	120,892	121,548	123,791	(0.5)%	(1.8)%
Total disposables revenue	$594,933	$551,836	$555,226	7.8%	(0.6)%

Disposables Revenue
Disposables include the Plasma, Blood Center, and Hospital product lines. Disposables revenue increased 7.8% during fiscal 2012 and decreased 0.6% during fiscal 2011. Without the effect of foreign exchange, disposables revenue increased 5.7% and decreased 0.7% for fiscal 2012 and 2011, respectively.
Plasma
Plasma disposables revenue increased 13.6% during fiscal 2012. Without the effects of foreign exchange, plasma disposables revenue increased 12.7% during fiscal 2012, primarily due to increased plasma collections by our commercial fractionation customers in North America. We expect collection growth rates to moderate in fiscal 2013. Also, recent contract renewals for the majority of the current commercial plasma business included price decreases which we expect will adversely affect the revenue growth rate for fiscal 2013.
Plasma disposables revenue decreased 2.2% during fiscal 2011. Without the effects of foreign exchange, plasma disposables revenue decreased 1.3% during fiscal 2011. This decrease was driven by lower apheresis plasma collection volume in Japan as more plasma was sourced by the Japanese Red Cross as a byproduct from its whole blood collections. Additionally, one of our significant customers removed one of its products from the market, which negatively affected our sales in the U.S. and Europe. Finally, our commercial plasma customers slowed their growth and in some cases reduced collections in the first half of fiscal 2011 following several years of significant growth.
Blood Center
Blood Center consists of disposables used to collect platelets, red cells, and plasma for transfusion.
Platelet
Platelet disposables revenue increased 7.5% during fiscal 2012. Without the effect of foreign exchange, platelet disposable revenue increased 2.5% during fiscal 2012. The increase included the benefit of quality issues experienced with a competitor's device in Japan, increased sales in emerging markets, and purchases by the Japanese Red Cross in March 2012 to avoid future supply disruptions in anticipation of an internal business system conversion. We expect the platelet disposable revenue growth rate for the first quarter of fiscal 2013 to be negatively impacted by these Japanese Red Cross purchases.
Platelet disposables revenue increased 3.5% during fiscal 2011. Without the effect of foreign exchange, platelet disposable revenue increased 1.5% during fiscal 2011. Sales increased across emerging markets throughout the fiscal year, which is the primary driver of the increase in revenue. Sales declines in our European direct market were attributable to competition and the switch from apheresis platelets to platelets derived from whole blood collections, which is the primary driver for the decline in net revenue in Europe.
Red Cell
Red cell disposables revenue increased 2.6% during fiscal 2012. Without the effects of foreign exchange, red cell disposables revenue increased 2.6% during fiscal 2012, driven primarily by increased account penetration at existing customers for red cells in North America.
Red cell disposables revenue decreased 2.5% during fiscal 2011. Without the effects of foreign exchange, red cell disposables revenue decreased 2.0% during fiscal 2011. The decrease was driven by lower demand for red cells as a result of fewer surgeries, resulting in a reduced demand for automated red cell collection.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. The hospital product line includes the following brand platforms: the Cell Saver brand, the TEG brand, the OrthoPAT brand and the cardioPAT brand.
Surgical
Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenue from our surgical disposables increased 0.2% during fiscal 2012. Without the effect of foreign exchange, surgical disposables revenue decreased 2.2% during fiscal 2012, due to competitive pressures and a decrease in demand across our European and North American markets associated with lower surgical volumes. During fiscal 2012, we introduced the Cell Saver Elite, our next generation surgical device, first in North America and then across all geographies. Based on results observed for the fourth quarter of fiscal 2012, this new device is gaining traction in the marketplace and should positively impact fiscal 2013 surgical disposables revenue results.
Revenue from our surgical disposables decreased 4.9% during fiscal 2011. Without the effect of foreign exchange, surgical disposables revenue decreased 4.8% for the fiscal year due to a decrease in demand across our European and North American markets, driven by both competitive pressures and market conditions resulting in fewer surgeries. This decrease was partly offset by strong sales in our emerging markets.
OrthoPAT
Revenue from our OrthoPAT disposables decreased 12.5% during fiscal 2012. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased by 13.4%. The voluntary recall of our OrthoPAT devices manufactured prior to 2002 initiated during the first quarter adversely impacted our business. We have substantially completed the replacement of devices with our customers as of the fourth quarter of fiscal 2012.
Revenue from our OrthoPAT disposables decreased 3.9% during fiscal 2011. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased by 3.7%. The decline in fiscal 2011 revenue was driven by a decrease in the frequency of use of the OrthoPAT.
Diagnostics
Diagnostics product revenue consists of the TEG products. TEG revenues increased 18.9% during fiscal 2012. Without the effect of foreign exchange, diagnostic product revenue increased by 19.2%. The revenue increase is due to continued adoption of our TEG analyzer, including expansion with North American hospitals and sales growth in China.
Revenue from our diagnostics products increased 15.8% during fiscal 2011. Without the effect of foreign exchange, diagnostic product revenue increased by 15.7%. The revenue increase is due to new adoption of this product, particularly in the United States.
Other Revenues

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010	% Increase/(Decrease) 12 vs. 11	% Increase/(Decrease) 11 vs. 10
Software solutions	$70,557	$66,876	$35,919	5.5%	86.2%
Equipment and other	62,354	57,982	54,285	7.5%	6.8%
Net other revenues	$132,911	$124,858	$90,204	6.4%	38.4%
Software Solutions
Our software solutions revenue includes sales of our information technology software platforms and consulting services.
Software solutions revenue increased 5.5% during fiscal 2012. Without the effects of foreign exchange, software solutions revenue increased 4.7% during fiscal 2012. The increase is primarily due to installed base growth in our SafeTraceTX and BloodTrack products.
Software solutions revenue increased 86.2% during fiscal 2011. Without the effects of foreign exchange, software solutions revenue increased 83.3% during fiscal 2011 driven primarily by software revenue associated with the acquisition of Global Med on March 31, 2010 and increased sales of our BloodTrack products.
Equipment & Other
Our equipment & other revenue include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. This revenue is primarily composed of equipment sales, which tend to vary from period-to-period more than our disposables business due to the timing of order patterns, particularly in our distribution markets.
Equipment and other revenue increased 7.5% during fiscal 2012. Without the effect of currency exchange, equipment and other revenue increased 5.2% primarily driven by higher equipment sales in Europe, Asia and Japan, and the launch of the Cell Saver Elite device.
Equipment and other revenue increased 6.8% during fiscal 2011. Without the effect of currency exchange, equipment and other revenue increase 7.6% driven by acquisition related growth from the SEBRA products, which we acquired in September 2009, and growth in our emerging markets.

Gross Profit

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010	% Increase/(Decrease) 12 vs. 11	% Increase/(Decrease) 11 vs. 10
Gross profit	$369,240	$355,209	$337,481	4.0%	5.3%
% of net revenues	50.7%	52.5%	52.3%
Our gross profit amount increased 4.0% during fiscal 2012. Without the effects of foreign exchange, gross profit increased 1.5% during fiscal 2012. Our gross profit margin percentage decreased by 180 basis points for fiscal 2012 as compared to fiscal 2011. The decrease was primarily due to increased product quality costs, the mix of sales among our various product lines, and higher freight costs. The increased product quality costs included the sale of a higher cost substitute product for certain European plasma customers affected by the HS Core quality matter. The relatively lower sales of our higher gross margin hospital products and higher sales of our lower gross margin plasma disposables also reduced our overall gross profit. We expect the sales mix to shift in fiscal 2013 with higher sales of higher-margin hospital products.
Our gross profit amount increased 5.3% during fiscal 2011. Without the effects of foreign exchange, gross profit increased 5.4%, which was largely driven by higher software sales as a result of the Global Med acquisition and cost improvements in our manufacturing operations. Our gross profit margin percentage improved 20 basis points for fiscal 2011 as compared to fiscal 2010. Increased software sales positively impacted gross margin percentage. These increases were partly offset by increased inventory reserves during fiscal 2011.
Operating Expenses

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010	% Increase/(Decrease) 12 vs. 11	% Increase/(Decrease) 11 vs. 10
Research and development	$36,801	$32,656	$26,376	12.7%	23.8%
% of net revenues	5.1%	4.8%	4.1%
Selling, general and administrative	$245,261	$213,899	$214,483	14.7%	(0.3)%
% of net revenues	33.7%	31.6%	33.2%
Contingent consideration income	$(1,580)	$(1,894)	$(2,345)	(16.6)%	(19.2)%
% of net revenues	(0.2)%	(0.3)%	(0.4)%
Asset writedowns	$—	$—	$15,686	—%	(100.0)%
% of net revenues	—%	—%	2.4%
Total operating expenses	$280,482	$244,661	$254,200	14.6%	(3.8)%
% of net revenues	38.5%	36.2%	39.4%
Research and Development
Research and development increased 12.7% during fiscal 2012, with an immaterial effect of foreign exchange. The increase was primarily related to the general increase in development programs in support of long-term product plans and near-term quality improvements.
Research and development increased 23.8% during fiscal 2011. Without the effect of foreign exchange, research and development increased 21.5% during fiscal 2011 primarily related to incremental software development expenditures as a result of our Global Med acquisition on March 31, 2010.
Selling, General and Administrative
During fiscal 2012, selling, general and administrative expenses increased 14.7%. Without the effects of foreign exchange, selling, general and administrative expenses increased 11.8% during fiscal 2012. The increase was attributable to $3.1 million of expenses, net of insurance recovery, associated with European customer claims arising from a quality matter with HS Core, $3.0 million of transaction costs related to the definitive purchase agreements announced in April 2012 with Pall Corporation and Hemerus Medical, LLC, $2.2 million of higher restructuring charges, increased investment in our worldwide sales and marketing organizations, and higher bonus expense. We expect acquisition-integration related expenses to increase selling, general and administrative expenses in fiscal 2013.

During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with HS Core.

Certain of these customers have also made claims regarding financial losses alleged to have been incurred as a result of this matter. As of March 31, 2012, our current best estimate of the liability associated with this matter is $10.0 million. To date, we have recovered approximately $3.7 million of claims paid from our insurance company, and we also determined that an additional $3.2 million is recoverable under our insurance policies and recorded a corresponding insurance receivable within current assets as of March 31, 2012. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized on a claim by claim basis. We have recorded $3.1 million of expenses, net of insurance recovery, within selling, general and administrative expenses for fiscal 2012.

We are also continuing to determine the extent to which the remaining $3.1 million may be recoverable under our insurance policies and will record additional insurance receivables when we determine that recoverability of these claims is probable.
During fiscal 2011, selling, general and administrative expenses decreased 0.3%. Without the effects of foreign exchange, selling, general and administrative expenses decreased 3.9% during fiscal 2011. The decrease was attributable to a reduction in cash bonus incentive compensation this fiscal year as the Company’s financial results were lower than the financial targets established at the beginning of the year. This decrease was largely offset by expenses associated with newly acquired businesses, SEBRA and Global Med.
Contingent Consideration Income
Under the accounting rules for business combinations, we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the BloodTrack business for the first three years post acquisition, beginning with fiscal 2010. During fiscal 2012, 2011 and 2010, this business did not achieve the necessary revenue growth milestones for the former shareholders to receive additional performance payments. As such, we reduced the contingent liability by $1.6 million, $1.9 million and $2.3 million during fiscal 2012, 2011 and 2010, respectively, and recorded the adjustments as contingent consideration income in the consolidated statements of income.

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
Asset Write Downs
At the end of fiscal 2010 we recorded intangible asset write downs totaling $15.7 million. The impairment related to two software assets: the Symphony blood center software system totaling $3.5 million, which we no longer market in favor of the Global Med El Dorado blood center software system we acquired in March 2010, and software for our Portico platelet apheresis device totaling $12.2 million, that we abandoned as we prioritized superior research and development initiatives.
Other income (expense), net
Other income (expense), net, increased during fiscal 2012 primarily due to lower foreign exchange transaction losses on foreign currency denominated assets.
The increase in other income (expense), net during fiscal 2011 included a reduction in foreign currency losses on foreign currency assets and lower hedge points on forward contracts. Hedge points on forward contracts are amounts, either expensed or earned, based on the interest rate differential between two foreign currencies in a forward hedge contract. The reversal of interest expense on contingent consideration related to the Neoteric acquisition also contributed to the decrease noted.
Taxes

	March 31, 2012	April 2, 2011	April 3, 2010	% Increase/(Decrease) 12 vs. 11	% Increase/(Decrease) 11 vs. 10
Reported income tax rate	25.3%	27.3%	28.2%	(2.0)%	(0.9)%
Reported Tax Rate

Our reported tax rate is lower than the federal statutory tax rate in all reported periods primarily due to lower foreign taxes, including tax benefits associated with our Swiss operations.

The effective annual rate of 25.3% for fiscal 2012 reflects tax benefits and expenses from foreign taxes, domestic manufacturing deduction, state provisions, and stock compensation not deductible in all jurisdictions. In addition, we recognized a benefit in finalizing our prior year return and adjusting the realizability of certain deferred tax assets. There was an increase due to additional tax reserves for unrecognized tax benefits in various tax matters.
The effective annual rate of 27.3% for fiscal 2011 reflects tax benefits and expenses from foreign taxes, domestic manufacturing deduction, state provisions, and stock compensation not deductible in all jurisdictions. In addition, we recognized a benefit due to the remittance of European dividends, and for the expiration of foreign and federal statutes. There was an increase for potential foreign and federal tax assessments recognized in the year.
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
The accounting policies identified as critical are as follows:
Revenue Recognition
We recognize revenue from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition and ASC Topic 985-605, Software. These standards require that revenue is recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, which constitutes vendor specific objective evidence as defined under ASC Topic 985-605, or in cases when the item is not sold separately, by third-party evidence of selling price or by management's best estimate of selling price. For our software arrangements accounted for under the provisions of ASC 985-605, Software, we establish fair value of undelivered elements based upon vendor specific objective evidence.
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
We generally recognize revenue from the sale of perpetual licenses on a percentage-of-completion basis which requires us to make reasonable estimates of the extent of progress toward completion of the contract. These arrangements most often include providing customized implementation services to our customer. We also provide other services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly, or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.
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
Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350,

Intangibles — Goodwill and Other. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. The test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill for fiscal 2012, 2011 or 2010 and demonstrated that the fair value of each reporting unit significantly exceeded the reporting unit’s carrying value in each period.
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
An impairment loss results if the carrying value of the asset exceeds the estimated fair value of the asset. Fair value is determined using different methodologies depending upon the nature of the underlying asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.
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
Capitalized Software Costs
Software development costs have been capitalized in accordance with ASC Topic 985-20, Software, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Technological feasibility is established when we have a detailed program design of the software and when research and development activities on the underlying device, if applicable, are completed. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. We review the net realizable value of capitalized software assets periodically to assess the recoverability of amounts capitalized. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.
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
Estimated Forfeiture Rate — We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate to all unvested stock options as of March 31, 2012, which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Valuation of Acquisitions
We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their estimated fair values at the dates of acquisition, including acquired identifiable intangible assets, and purchased research and development. We base the estimated fair value of identifiable intangible assets on detailed valuations that use historical and forecasted information and market assumptions based upon the assumptions of a market participant. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations and intangible asset amortization expense in current and future periods.
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
Contingencies
We may become involved in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third party insurers when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	March 31, 2012	April 2, 2011

Cash & cash equivalents	$228,861	$196,707
Working capital	$396,385	$340,160
Current ratio	4.0	4.1
Net cash position(1)	$225,090	$191,828
Days sales outstanding (DSO)	66	68
Disposables finished goods inventory turnover	5.7	6.1
_______________________________________

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Historically, our primary sources of liquidity are on-hand cash and cash equivalents, cash flow generated from operations and proceeds from stock option exercises. In April 2012, we announced our intention to acquire certain assets of Pall Corporation for $551 million. In connection with this acquisition, we have secured committed financing which will result in $475 million of new borrowings under term loans. The term loans will be unsecured, and amortize over five years with the initial minimum principal payments due beginning after the first anniversary of the loans. The term loans will be subject to financial covenants and other terms set forth in the debt commitment letter executed with JPMorgan Securities LLC and Citibank, NA. We also announced in April 2012 our intention to purchase the business assets of Hemerus Medical, LLC for $27.0 million. The Hemerus acquisition and the remainder of the Pall consideration in excess of term loan borrowings will be funded with internally generated cash. We believe on-hand cash and cash equivalents, cash flow generated from operations and proceeds from stock option exercises, along with the proceeds from the term loans, will be sufficient to fund our cash requirements for at least the next 12 months. In fiscal 2013, we anticipate significant incremental acquisition-integration related expenditures.

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010	Increase/(Decrease) 12 vs. 11	Increase/(Decrease) 11 vs. 10
Net cash provided by (used in):
Operating activities	$115,318	$123,455	$130,668	$(8,137)	$(7,213)
Investing activities	(52,196)	(51,558)	(132,335)	(638)	80,777
Financing activities	(30,470)	(18,084)	(13,970)	(12,386)	(4,114)
Effect of exchange rate changes on cash and cash equivalents(1)	(498)	1,332	478	(1,830)	854
Net increase/(decrease) in cash and cash equivalents	$32,154	$55,145	$(15,159)	$(22,991)	$70,304
_______________________________________

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at March 31, 2012 versus April 2, 2011 and at April 2, 2011 versus April 3, 2010, (i) the European currencies, primarily the Euro, weakened against the U.S. dollar during both comparison periods and (ii) the Yen strengthened against the U.S. dollar during both comparison periods.
In fiscal 2012, the Company repurchased approximately 0.9 million shares of its common stock for an aggregate purchase price of $50.0 million. This completed a $50.0 million share repurchase program that was announced in May 2011.
In fiscal 2011, the Company repurchased approximately 0.9 million shares of its common stock for an aggregate purchase price of $50.0 million. This completed a $50.0 million share repurchase program that was announced in April 2010.

In fiscal 2010, the Company repurchased approximately 0.7 million shares of its common stock for an aggregate purchase price of $40.0 million. This completed a $40.0 million share repurchase program that was announced in May 2009.
FISCAL 2012 AS COMPARED TO FISCAL 2011
Operating Activities:
Net cash provided by operating activities was $115.3 million during fiscal 2012, a decrease of $8.1 million as compared to fiscal 2011. Cash provided by operating was negatively impacted by higher accounts receivable, higher inventory levels to support plasma growth, the launch of our next generation surgical device, the Cell Saver Elite, the replacement of OrthoPAT devices and lower net income, offset by lower bonus payments and lower tax payments.
Investing Activities:
Net cash used in investing activities increased by $0.6 million during fiscal 2012 as compared to fiscal year 2011 due to a $6.5 million increase in capital expenditures on property, plant and equipment, offset by the benefit of no acquisition-related payments. The increase in capital expenditures is the net effect of higher placements of company-owned equipment, primarily in support of increased plasma disposables demand, and the replacement of OrthoPAT devices, offset by lower manufacturing capital investments due to completion of construction of our Salt Lake City facility.
Financing Activities:
Net cash used in financing activities increased by $12.4 million during fiscal 2012 due primarily to a $25.4 million decrease in cash flow from the exercise of stock options offset by a $14.9 million decrease in net payments under short-term credit arrangements. Net cash used to fund share repurchases under common stock repurchase programs was $50.0 million during fiscal 2012 and 2011, respectively.
FISCAL 2011 AS COMPARED TO FISCAL 2010
Operating Activities:
Net cash provided by operating activities was $123.5 million million during fiscal 2011, a decrease of $7.2 million as compared to fiscal 2010. The decrease noted is driven by an increase in cash payments related to integration, restructuring and other exit costs primarily related to the Global Med acquisition and a lower accrual for cash bonus incentive compensation payments for next fiscal year, offset by the positive impact of net income growth in fiscal 2011.
Investing Activities:
Net cash used in investing activities decreased by $80.8 million during fiscal 2011 as compared to fiscal 2010. The cash paid to acquire businesses in fiscal year 2010 totaled $77.8 million due primarily to $58.1 million paid for the Global Med acquisition. In fiscal year 2011, we completed one acquisition for which we paid $6.2 million for ACCS, a distributor of our TEG product. We also reduced capital expenditures in fiscal 2011 versus the prior year by $9.6 million, consistent with our capital plan.
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

•	$7.7 million in repayment of debt assumed from our acquisition of Global Med.

•	$7.5 million in repayment of outstanding unsecured debt.

Contractual Obligations and Contingencies
A summary of our contractual and commercial commitments as of March 31, 2012, is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$3,771	$894	$2,027	$850	$—
Operating leases	$19,608	$6,169	$6,811	$4,172	$2,456
Purchase commitments*	$88,144	$88,144	$—	$—	$—
Expected retirement plan benefit payments	$11,552	$1,199	$2,501	$3,307	$4,545
Total contractual obligations	$123,075	$96,406	$11,339	$8,329	$7,001
_______________________________________

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

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $7.5 million recorded in accordance with ASC Topic 740, Income Taxes. Due to the complexity associated with tax uncertainties related to these unrecognized benefits, we cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities. See Note 9 for more information on our unrecognized tax benefits.
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
Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy where our net accounts receivable is $21.0 million as of March 31, 2012, may increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.
Contingent Commitments
Contingent Consideration
Under the accounting rules for business combinations, we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal 2010. During fiscal 2012, 2011 and 2010, this business did not achieve the necessary revenue growth milestones for the former shareholders to receive additional performance payments. As such, we reduced the contingent liability by $1.6 million, $1.9 million and $2.3 million during fiscal 2012, 2011 and 2010, respectively, and recorded the adjustments as contingent consideration income in the consolidated statements of income.

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
Fenwal Patent Infringement
For the past five years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
Currently, we are pursuing a patent infringement action in Germany against Fenwal, and its European and German subsidiary. On September 20, 2010, we filed a patent infringement action in Germany. In response, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action on December 1, 2010.
Haemonetics Italia Matter
In April 2008, our subsidiary Haemonetics Italia, Srl. and two of its employees were found guilty by a court in Milan, Italy of charges arising from allegedly improper payments made under a consulting contract with a local physician and in pricing products under a tender from a public hospital. The two employees found guilty in this matter are no longer employed by the Company. On June 14, 2011, the final level appeals court affirmed these verdicts. There are no further appeals available and the convictions are now final. In connection with this conviction, our Italian subsidiary is liable to pay a fine of €147,500 and a proportionate share of the cost of the proceedings. The final amount has not yet been determined.
When this matter first arose, our Board of Directors commissioned independent legal counsel to conduct investigations on its behalf. Based upon its evaluation of counsel's report, the Board concluded that no disciplinary action was warranted in either case. Neither the original ruling nor its final affirmation has impacted the Company's business in Italy to date.
Pall Acquisition
In April 2012, we entered into a definitive Purchase Agreement to acquire the business assets of the blood collection, filtration and processing product lines of Pall Corporation. The transaction is expected to close in the second quarter of Haemonetics' fiscal 2013, subject to the conditions precedent set forth in the Purchase Agreement, receipt of necessary regulatory and third-party approvals and labor-related notifications, as well as a period of confirmatory due diligence by Haemonetics. If in the course of conducting such confirmatory due diligence, Haemonetics discovers matters or issues that would adversely affect the Product Lines above certain thresholds, Haemonetics will have the right to terminate the Purchase Agreement. The Purchase Agreement also includes other customary termination provisions for both Haemonetics and Pall and provides that if, after all closing conditions are satisfied, one party refuses to consummate the Transaction, the other party will be entitled to a termination fee in an amount equal to $17 million, which will be the sole and exclusive remedy in such circumstances.
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
Foreign Exchange
During fiscal 2012, approximately 51.6% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse affect on our results of operations and conversely, whenever the U.S. dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows are product costs, or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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
Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled during fiscal 2012 and 2011 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in the Euro and the Japanese Yen. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY10	1.57		1.49		1.32		1.28
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	6%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	2%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY10	105.28		105.11		96.38		93.50
FY11	98.17	7%	94.91	10%	89.13	8%	89.78	4%
FY12	88.99	9%	85.65	10%	81.73	8%	82.45	8%
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY10	1.14		1.12		1.11		1.09
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(5)%	1.01	(1)%	1.00	1%
British Pound - Hedge Spot Rate (US$ per GBP)
FY10	1.45		1.44		1.42		1.40
FY11	1.47	(1)%	1.65	(15)%	1.63	(15)%	1.59	(14)%
FY12	1.50	(2)%	1.54	7%	1.57	4%	1.58	1%
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(21)%	0.92	(4)%	0.91	(1)%
_______________________________________

*	We generally place our cash flow hedge contracts on a rolling twelve month basis.
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
Foreign Exchange Risk
See the section above entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and costs. We do not use the financial instruments for speculative or trading activities. At March 31, 2012, we had the following significant foreign exchange contracts to hedge the anticipated foreign currency cash flows outstanding. The contracts have been organized into maturity groups and the related quarter that we expect the hedge contract to affect our earnings.

Hedged Currency	(BUY)/SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value Gain/(Loss)	Maturity	Quarter Expected to Affect Earnings
Euro	6,178,000	1.433	1.424	$584,628	Mar 2012 - May 2012	Q1 FY13
Euro	9,607,000	1.424	1.419	$837,202	Jun 2012 - Aug 2012	Q2 FY13
Euro	10,418,000	1.360	1.361	$303,286	Sep 2012 - Nov 2012	Q3 FY13
Euro	11,641,000	1.321	1.324	$(83,772)	Dec 2012 - Feb 2013	Q4 FY13
Japanese Yen	933,690,000	78.40per US$	78.04per US$	$691,985	Mar 2012 - May 2012	Q1 FY13
Japanese Yen	1,402,958,000	76.65per US$	76.26per US$	$1,422,888	Jun 2012 -Aug 2012	Q2 FY13
Japanese Yen	1,557,809,000	77.58per US$	76.95per US$	$1,357,095	Sep 2012 - Nov 2012	Q3 FY13
Japanese Yen	1,309,523,000	78.69per US$	78.29per US$	$822,620	Oct 2012 - Feb 2013	Q4 FY13
GBP	(642,000)	1.620	1.611	$(16,834)	Feb 2012 - Apr 2012	Q1 FY13
GBP	(2,086,000)	1.631	1.625	$(84,562)	May 2012 - July 2012	Q2 FY13
GBP	(2,086,000)	1.599	1.593	$(19,960)	Aug 2012 - Oct 2012	Q3 FY13
GBP	(2,656,000)	1.572	1.567	$38,140	Nov 2012 - Jan 2013	Q4 FY13
GBP	(904,000)	1.579	1.574	$5,714	Feb 2012 - Apr 2013	Q1 FY14
CAD	(2,889,637)	0.978per US$	0.985per US$	$(34,874)	Apr 2012 - Jun 2012	Q1 FY13
CAD	(2,617,238)	0.993per US$	0.998per US$	$(1,415)	Jul 2012 - Aug 2012	Q2 FY13
CAD	(2,944,842)	1.006per US$	1.012per US$	$31,005	Oct 2012 - Nov 2012	Q3 FY13
CAD	(1,813,000)	0.997per US$	1.005per US$	$4,225	Dec 2012 - Feb 2013	Q4 FY13
CHF	(4,171,000)	0.820per US$	0.816per US$	$(504,249)	Apr 2012 - Jun 2012	Q1 FY13
CHF	(4,770,000)	0.847per US$	0.839per US$	$(405,215)	Jul 2012 - Sep 2012	Q2 FY13
CHF	(4,724,000)	0.918per US$	0.910per US$	$32,219	Oct 2012 - Dec 2012	Q3 FY13
CHF	(2,888,000)	0.914per US$	0.909per US$	$20,034	Jan 2012 - Mar 2013	Q4 FY13
				$5,000,160
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $8.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $9.7 million decrease in the fair value of the forward contracts.
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
At March 31, 2012, the fair value of our long-term debt was approximately $0.2 million higher than the value of the debt reflected on our financial statements. This higher fair value is entirely related to the $2.9 million remaining principal balance of the original $10.0 million, 8.41% real estate mortgage due January, 2016.
Using scenario analysis, if the interest rate on all long-term maturities changed by 10% from the rate levels that existed at March 31, 2012, the fair value of our long-term debt would change by less than $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In thousands, except per share data)	March 31, 2012	April 2, 2011	April 3, 2010

Net revenues	$727,844	$676,694	$645,430
Cost of goods sold	358,604	321,485	307,949
Gross profit	369,240	355,209	337,481
Operating expenses:
Research and development	36,801	32,656	26,376
Selling, general and administrative	245,261	213,899	214,483
Contingent consideration income	(1,580)	(1,894)	(2,345)
Asset impairment	—	—	15,686
Total operating expenses	280,482	244,661	254,200
Operating income	88,758	110,548	83,281
Other income (expense), net	740	(467)	(2,010)
Income before provision for income taxes	89,498	110,081	81,271
Provision for income taxes	22,612	30,101	22,901
Net income	$66,886	$79,980	$58,370
Basic income per common share
Net income	$2.64	$3.19	$2.29
Income per common share assuming dilution
Net income	$2.59	$3.12	$2.24
Weighted average shares outstanding
Basic	25,364	25,077	25,451
Diluted	25,795	25,596	26,063
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

(In thousands, except share data)	March 31, 2012	April 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$228,861	$196,707
Accounts receivable, less allowance of $1,480 at March 31, 2012 and $1,799 at April 2, 2011	135,464	127,166
Inventories, net	117,163	84,387
Deferred tax asset, net	9,665	9,674
Prepaid expenses and other current assets	35,976	30,897
Total current assets	527,129	448,831
Property, plant and equipment:
Land, building and building improvements	59,816	52,359
Plant equipment and machinery	136,057	128,612
Office equipment and information technology	88,185	83,258
Haemonetics equipment	226,476	211,455
Total property, plant and equipment	510,534	475,684
Less: accumulated depreciation	(348,877)	(320,156)
Net property, plant and equipment	161,657	155,528
Other assets:
Intangible assets, less amortization of $54,973 at March 31, 2012 and $43,827 at April 2, 2011	96,549	101,789
Goodwill	115,058	115,367
Deferred tax asset, long term	23	1,291
Other long-term assets	10,719	10,458
Total other assets	222,349	228,905
Total assets	$911,135	$833,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$894	$913
Accounts payable	35,425	28,323
Accrued payroll and related costs	29,451	27,039
Accrued income taxes	8,075	6,033
Deferred tax liability	64	107
Other liabilities	56,835	46,256
Total current liabilities	130,744	108,671
Long-term debt, net of current maturities	2,877	3,966
Long-term deferred tax liability	23,332	18,669
Other long-term liabilities	21,551	15,822
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 25,301,899 shares at March 31, 2012 and 25,660,393 shares at April 2, 2011	253	256
Additional paid-in capital	322,485	302,709
Retained earnings	400,783	373,630
Accumulated other comprehensive income	9,110	9,541
Total stockholders’ equity	732,631	686,136
Total liabilities and stockholders’ equity	$911,135	$833,264

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	$’s	Capital	Earnings	Income/(Loss)	Equity	Income
Balance, March 28, 2009	25,622	$256	$226,829	$309,516	$3,283	$539,884
Employee stock purchase plan	66	1	2,908	—	—	2,909
Exercise of stock options and related tax benefit	488	5	19,067	—	—	19,072
Shares repurchased	(735)	(7)	(6,748)	(33,245)	—	(40,000)
Stock compensation expense	—	—	10,267	—	—	10,267
Net income	—	—	—	58,370	—	58,370	$58,370
Impact of defined benefit plans, net of tax	—	—	—	—	(309)	(309)	(309)
Foreign currency translation adjustment	—	—	—	—	2,599	2,599	2,599
Unrealized gain on hedges, net of tax	—	—	—	—	(477)	(477)	(477)
Reclassification of hedge loss to earnings, net of tax	—	—	—	—	809	809	809
Comprehensive income	—	—	—	—	—	—	$60,992
Balance, April 3, 2010	25,441	$255	$252,323	$334,641	$5,905	$593,124
Employee stock purchase plan	78	1	3,680	—	—	3,681
Exercise of stock options and related tax benefit	1,012	9	44,896	—	—	44,905
Shares repurchased	(907)	(9)	(9,000)	(40,991)	—	(50,000)
Issuance of restricted stock, net of cancellations	36	—	—	—	—	—
Stock compensation expense	—	—	10,810	—	—	10,810
Net income	—	—	—	79,980	—	79,980	$79,980
Impact of defined benefit plans, net of tax	—	—	—	—	555	555	555
Foreign currency translation adjustment	—	—	—	—	6,380	6,380	6,380
Unrealized loss on hedges, net of tax	—	—	—	—	(4,068)	(4,068)	(4,068)
Reclassification of hedge loss to earnings, net of tax	—	—	—	—	769	769	769
Comprehensive income	—	—	—	—	—	—	$83,616
Balance, April 2, 2011	25,660	$256	$302,709	$373,630	$9,541	$686,136
Employee stock purchase plan	77	1	3,722	—	—	3,723
Exercise of stock options and related tax benefit	369	4	17,024	—	—	17,028
Shares repurchased	(852)	(9)	(10,256)	(39,733)	—	(49,998)
Issuance of restricted stock, net of cancellations	48	1	—	—	—	1
Stock compensation expense	—	—	9,286	—	—	9,286
Net income	—	—	—	66,886	—	66,886	$66,886
Impact of defined benefit plans, net of tax	—	—	—	—	(3,988)	(3,988)	(3,988)
Foreign currency translation adjustment	—	—	—	—	(2,813)	(2,813)	(2,813)
Unrealized gain on hedges, net of tax	—	—	—	—	3,140	3,140	3,140
Reclassification of hedge loss to earnings, net of tax	—	—	—	—	3,230	3,230	3,230
Comprehensive income	—	—	—	—	—	—	$66,455
Balance, March 31, 2012	25,302	$253	$322,485	$400,783	$9,110	$732,631
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010
Cash Flows from Operating Activities:
Net income	$66,886	$79,980	$58,370
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	49,966	48,145	43,236
Stock compensation expense	9,286	10,810	10,267
Deferred tax expense	5,878	5,782	2,592
Loss/(gain) on sales of property, plant and equipment	772	674	(435)
Unrealized loss/(gain) from hedging activities	166	(614)	(1,368)
Contingent consideration income	(1,580)	(1,894)	(2,345)
(Reversal)/accretion of interest expense on contingent consideration	(574)	(416)	588
Asset impairment	—	—	15,686
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net	(10,539)	(3,920)	4,364
(Increase)/decrease in inventories	(32,528)	(2,560)	(1,665)
Decrease in prepaid income taxes	3,058	1,680	7,254
Decrease in other assets and other long-term liabilities	3,156	(470)	(13,809)
Tax benefit of exercise of stock options	1,958	4,941	2,670
Increase/(decrease) in accounts payable and accrued expenses	19,413	(18,683)	5,263
Net cash provided by operating activities	115,318	123,455	130,668
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(53,198)	(46,669)	(56,304)
Proceeds from sale of property, plant and equipment	1,002	1,468	1,785
Acquisition of ACCS	—	(6,229)	—
Acquisition of Global Med Technologies	—	(128)	(58,052)
Acquisition of SEBRA	—	—	(12,845)
Acquisition of Neoteric	—	—	(6,613)
Acquisition of Medicell	—	—	(306)
Net cash used in investing activities	(52,196)	(51,558)	(132,335)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(815)	(632)	(754)
Net (decrease)/increase in short-term loans	(288)	(15,153)	6,184
Proceeds from employee stock purchase plan	3,723	3,681	2,909
Proceeds from exercise of stock options	15,475	40,896	17,270
Excess tax benefit on exercise of stock options	1,433	3,124	421
Share repurchase	(49,998)	(50,000)	(40,000)
Net cash used in financing activities	(30,470)	(18,084)	(13,970)
Effect of exchange rates on cash and cash equivalents	(498)	1,332	478
Net Increase in Cash and Cash Equivalents	32,154	55,145	(15,159)
Cash and Cash Equivalents at Beginning of Year	196,707	141,562	156,721
Cash and Cash Equivalents at End of Year	$228,861	$196,707	$141,562
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of
Haemonetics equipment	$18,333	$5,069	$7,833
Debt assumed from acquisition	$—	$—	$5,132
Supplemental Disclosures of Cash Flow Information:
Interest paid	$414	$487	$563
Income taxes paid	$10,764	$16,669	$21,519
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF THE BUSINESS
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2012 and 2011 each includes 52 weeks with each quarter having 13 weeks. Fiscal year 2010 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.
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
Revenue Recognition
Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition, and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. When more than one element

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as equipment, disposables, and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by third-party evidence of selling price or by management's best estimate of selling price. For our software arrangements accounted for under the provisions of ASC 985-605, Software, we establish fair value of undelivered elements based upon vendor specific objective evidence.
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
Our software solutions revenues also include revenue from software sales which includes per collection or monthly subscription fees for the license and support of the software as well as hosting services. With the acquisition of Global Med, a significant portion of our software sales are perpetual licenses typically accompanied with significant implementation service fees related to software customization as well as other professional and technical service fees.
We generally recognize revenue from the sale of perpetual licenses on a percentage-of-completion basis which requires us to make reasonable estimates of the extent of progress toward completion of the contract. These arrangements most often include providing customized implementation services to our customer. We also provide other services, including in some instances hosting, technical support, and maintenance, for the payment of periodic, monthly, or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.
Translation of Foreign Currencies
All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses, including those resulting from inter-company transactions, are included in other income, net on the consolidated statements of income.
Cash and Cash Equivalents
Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 31, 2012, our cash and cash equivalents consisted of investments in United States Government Agency and Institutional Money Market Funds.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts
We establish a specific allowance for customers when it is probable that they will not be able to meet their financial obligation. Customer accounts are reviewed individually on a regular basis and appropriate reserves are established as deemed appropriate. We also maintain a general reserve using a percentage that is established based upon the age of our receivables. We establish allowances for balances not yet due and past due accounts based on past experience.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $99.5 million, $95.9 million, and $92.6 million for 2012, 2011, and 2010, respectively. Accounts receivable balances attributable to this customer accounted for 15.3%, 13.7%, and 12.6% of our consolidated accounts receivable at fiscal year ended 2012, 2011, and 2010. Sales to another global healthcare customer, "Customer B", amounted to $79.9 million in fiscal 2012. Accounts receivable balances attributable to this customer accounted for 6.6% of our consolidated accounts receivable at fiscal year ended 2012. While the accounts receivable related to the Japanese Red Cross Society and Customer B may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by these customers.
Certain other markets and industries can expose us to concentrations of credit risk. For example, in our commercial plasma business, our sales are concentrated with several large customers. As a result, our accounts receivable extended to any one of these commercial plasma customers can be somewhat significant at any point in time. Also, a portion of our trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. We have not incurred significant losses on government receivables. We continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy where our net accounts receivable was $21.0 million as of March 31, 2012 and $20.4 million as of April 2, 2011, may increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.
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
Depreciation expense was $38.6 million, $37.0 million, and $35.5 million for fiscal 2012, 2011, and 2010, respectively.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Payment of monthly rental fees

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device
Consistent with the impairment tests noted for other intangible assets subject to amortization, we review our property, plant, and equipment assets, subject to depreciation, and their related useful lives at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews we estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results. There were no indicators of impairment in either fiscal 2012 or 2011. Expenditures for normal maintenance and repairs are charged to expense as incurred.
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
Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. The test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill for either fiscal 2012, 2011 or 2010 and demonstrated that the fair value of each reporting unit significantly exceeded the reporting unit’s carrying value in each period.
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
An impairment loss results if the carrying value of the asset exceeds the estimated fair value of the asset. Fair value is determined using different methodologies depending upon the nature of the underlying asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.
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
We review the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.
At the end of fiscal 2010, based on a review of ongoing development plans for our next generation platelet apheresis products (Portico), we abandoned and wrote off $12.2 million associated with previously capitalized software development costs. Additionally, in connection with the acquisition of Global Med we elected to no longer market the Symphony blood center donation management system in favor of Global Med’s El Dorado application. As a result, we wrote off the carrying value of the Symphony intangible asset totaling approximately $3.5 million.
Other Liabilities
Other liabilities represent items payable within the next twelve months. Other liabilities were $56.8 million and $46.3 million as of March 31, 2012 and April 2, 2011, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant items included in the fiscal year end balances were:

(In thousands)	March 31, 2012	April 2, 2011
VAT Liabilities	$6,875	$11,867
Forward Contracts	1,185	4,174
Deferred Revenue	24,132	21,740
HS Core Liability	3,654	—
All Other	20,989	8,475
Total	$56,835	$46,256
Research and Development Expenses
All research and development costs are expensed as incurred.
Advertising Costs
All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statement of income. Advertising expenses were $4.5 million, $2.8 million, and $1.6 million for 2012, 2011 and 2010, respectively.
Accounting for Shipping and Handling Costs
Shipping and handling costs are included in costs of goods sold with the exception of $10.9 million for fiscal 2012, $9.7 million for fiscal 2011, and $11.2 million for fiscal 2010 that are included in selling, general and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
Income Taxes
The income tax provision is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and a valuation allowance is established with a corresponding additional income tax provision recorded in our consolidated statements of income if their recovery is not considered more likely than not. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates.
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
The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The gains or losses on the forward exchange contracts designated as hedges are recorded in net revenues, cost of goods sold, and operating expenses in our consolidated statements of income when the underlying hedged transaction affects earnings. The cash flows related to the gains and losses are classified in the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $0.4 million, $1.4 million, and $2.2 million in fiscal 2012, 2011 and 2010, respectively.
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
Estimated Forfeiture Rate — We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Valuation of Acquisitions
We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their estimated fair values at the dates of acquisition, including acquired identifiable intangible assets. We base the estimated fair value of identifiable intangible assets on detailed valuations that use historical information and market assumptions based upon the assumptions of a market participant. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations and intangible asset amortization expense in current and future periods.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We did not complete any material business acquisitions during fiscal 2012 and thus the disclosure requirements were not applicable for the period.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 updates the accounting guidance related to fair value measurements that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. On January 1, 2012, we adopted this guidance, which did not have a material impact on our financial position or results of operations.
3.ACQUISITIONS
During fiscal 2011 and 2010 we completed several acquisitions as part of our growth initiatives. We did not complete any acquisitions during fiscal 2012.
Fiscal 2011 Acquisition
ACCS Acquisition
On December 28, 2010, Haemonetics acquired certain assets of Applied Critical Care Services, Inc. (ACCS) for $6.4 million. ACCS was a manufacturer’s representative for Haemonetics engaged in the selling and servicing of the TEG analyzer product

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line. The purchase price was allocated to customer relationships of $4.5 million, other liabilities of $0.8 million, and goodwill of $2.7 million.
Fiscal 2010 Acquisitions
Global Med Acquisition
On March 31, 2010 the Company completed its cash tender offer for the shares of Global Med Technologies, Inc. (“Global Med”). The total acquisition cost for the shares and outstanding warrants of Global Med was approximately $60.4 million.
Goodwill was determined by comparing the purchase price with the fair value of the assets and liabilities acquired. The carrying value of the related goodwill has been adjusted to reflect the final purchase price allocation. At March 31, 2012, goodwill recorded after our final purchase price allocation was $39.6 million and is not tax deductible. Global Med has an in-place workforce with extensive knowledge and experience in the development and support of blood management software. The acquisition was a unique strategic fit for the Company given our global presence and customer relationships in blood management.
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
Neoteric Acquisition
On April 16, 2009, Haemonetics acquired the outstanding shares of Neoteric. Neoteric is a medical information management company that markets a full end-to-end suite of products to track, allocate, release, and dispense hospital blood units while controlling inventory and recording the disposition of blood. The acquisition strategically broadened Haemonetics’ blood management solutions. The purchase price of $6.6 million plus contingent consideration of $5.0 million was allocated to other intangible assets of $5.0 million, deferred tax liabilities of $1.6 million, and goodwill of $8.2 million.
The contingent consideration was based upon estimated annual revenue growth for the three years following the acquisition, at established profitability thresholds, and was not limited. Using projected revenues for fiscal years 2011, 2012, and 2013, an analysis was performed that probability weighted three performance outcomes for the noted years. The performance outcomes were then discounted using a discount rate commensurate with the risks associated with Neoteric to arrive at the fair value of the contingent consideration. The Company was required to reassess the fair value of contingent consideration on a periodic basis. During fiscal 2012, 2011 and 2010, this business did not achieve the necessary revenue growth milestones for the former shareholders to receive additional performance payments. As such, we reduced the contingent liability by $1.6 million, $1.9

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and $2.3 million during fiscal 2012, 2011 and 2010, respectively, and recorded the adjustments as contingent consideration income in the consolidated statements of income. Interest expense accretion on the contingent consideration was $0.6 million in fiscal 2010, and interest expense reversal was $0.6 million and $0.4 million in fiscal 2012 and 2011, respectively.

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
4.PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

(In thousands)	March 31, 2012	April 2, 2011
Warranty accrual as of the beginning of the period	$1,273	$903
Warranty provision	2,430	1,823
Warranty spending	(2,907)	(1,453)
Warranty accrual as of the end of the period	$796	$1,273
5.INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(In thousands)	March 31, 2012	April 2, 2011
Raw materials	$41,219	$26,404
Work-in-process	4,640	4,352
Finished goods	71,304	53,631
	$117,163	$84,387

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for fiscal 2012 and 2011 are as follows:

(In thousands)
Carrying amount as of April 3, 2010	$109,988
SEBRA (a)	163
Altivation Software Inc.	228
ACCS (b)	2,662
Effect of change in foreign currency exchange rates	2,326
Carrying amount as of April 2, 2011	$115,367
Effect of change in foreign currency exchange rates	(309)
Carrying amount as of March 31, 2012	$115,058
_______________________________________

(a)	See Note 3, Acquisitions, for a full description of the acquisition of the SEBRA® assets, which occurred on September 4, 2009.

(b)	See Note 3, Acquisitions, for a full description of the acquisition of Applied Critical Care Services, Inc. (“ACCS”), which occurred on December 28, 2010.
Other Intangible Assets
Other intangible assets include the value assigned to license rights and other technology, patents, customer contracts and relationships, software technology, and a trade name. The estimated useful lives for all of these intangible assets are 5 to 20 years.
Aggregate amortization expense for amortized other intangible assets for fiscal year 2012, 2011, and 2010 was $11.4 million, $11.1 million, and $7.7 million, respectively. Future annual amortization expense on other intangible assets is expected to approximate $11.0 million for fiscal year 2013, $10.7 million for fiscal year 2014, $10.1 million for fiscal year 2015, $9.7 million for fiscal year 2016 and $9.4 million for fiscal year 2017.
Amortized Intangibles

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life
	(In thousands)	(In thousands)	(In years)
As of March 31, 2012
Patents	$13,463	$7,843	11
Capitalized software	20,597	1,394	6
Other technology	42,693	20,120	11
Customer contracts and related relationships	69,361	23,639	12
Trade names	5,408	1,977	10
Total intangibles	$151,522	$54,973	11

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life
	(In thousands)	(In thousands)	(In years)
As of April 2, 2011
Patents	$12,704	$6,827	11
Capitalized software	14,506	656	6
Other technology	43,244	17,391	11
Customer contracts and related relationships	69,908	17,740	12
Trade names	5,254	1,213	10
Total intangibles	$145,616	$43,827	11

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to the net carrying value of our intangible assets from April 2, 2011 to March 31, 2012 reflect amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
7.DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the fiscal year ended March 31, 2012, approximately 51.6% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.
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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of March 31, 2012 and April 2, 2011 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $162.1 million as of March 31, 2012 and $154.8 million as of April 2, 2011.
During fiscal 2012 and 2011, we recognized net losses of $3.2 million and $0.8 million, respectively, in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of March 31, 2012 mature within twelve months. For the fiscal year ended March 31, 2012, $3.1 million of gains, net of tax, were recorded in Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $4.1 million for the fiscal year ended April 2, 2011. At March 31, 2012, gains of $3.1 million, net of tax, may be reclassified to earnings within the next twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $45.5 million as of March 31, 2012 and $45.9 million as of April 2, 2011.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the fiscal year ended March 31, 2012.

Derivative Instruments (In thousands)	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from OCI into Earnings (Effective Portion)	Location in Statement of Operations	Amount of Gain/(Loss) Excluded from Effectiveness Testing (*)	Location in Statement of Operations
Designated foreign currency hedge contracts	$3,140	$(3,230)	Net revenues, COGS, and SG&A	$67	Other income (expense), net
Non-designated foreign currency contracts				$(1,666)	Other income (expense), net
	$3,140	$(3,230)		$(1,599)
_______________________________________

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of March 31, 2012 or April 2, 2011.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2012, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of March 31, 2012 and April 2, 2011 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(In thousands)	Location in Balance Sheet	Balance as of March 31, 2012	Balance as of April 2, 2011
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$6,186	$2,563
		$6,186	$2,563
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,185	$4,174
		$1,185	$4,174
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the fiscal year ended March 31, 2012 and April 2, 2011, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds, foreign currency derivative contracts, and contingent consideration. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2012:

(In thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$194,574	$—	$—	$194,574
Forward currency exchange contracts	—	6,186	—	6,186
	$194,574	$6,186	$—	$200,760
Liabilities
Forward currency exchange contracts	$—	$1,185	$—	$1,185
Other liabilities — contingent consideration	—	—	—	—
	$—	$1,185	$—	$1,185

Neoteric contingent consideration

Under ASC Topic 805, Business Combinations, we established a liability for payments to former shareholders of Neoteric which were contingent on the performance of the Blood Track business in the first three years post acquisition, beginning with fiscal 2010. As of April 2, 2011, the liability was $2.3 million. We have reviewed the expected performance versus the performance thresholds for payment. Because the expected performance thresholds would not be achieved, we recorded an adjustment to the fair value of the contingent consideration liability. This appears as contingent consideration income of $1.6 million in the accompanying consolidated statements of income. Interest expense reversal on the contingent consideration was $0.6 million in fiscal 2012.

In September 2011, we entered into an agreement to release the Company from the contingent consideration due to the former shareholders of Neoteric. Under the terms of the agreement, the former shareholders of Neoteric received $0.7 million in

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange for releasing the Company from any future claims for contingent consideration. The Company paid the $0.7 million settlement amount during September 2011 and has recorded the associated expense in the selling, general and administrative line item in the accompanying consolidated statements of income.
Other Fair Value Disclosures
The fair value of our real estate mortgage obligation was $3.1 million and $4.1 million at March 31, 2012 and April 2, 2011, respectively. This liability is a Level 2 financial instrument and the fair value has been determined using a net present value calculation of the future mortgage payments due discounted by a rate derived from corresponding U.S. Treasury rates.
8.NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

(In thousands)	March 31, 2012	April 2, 2011
Real estate mortgage	$3,771	$4,590
Short-term notes payable	—	289
	$3,771	$4,879
Less-Current portion	$894	$913
	$2,877	$3,966
Real Estate Mortgage Agreement
In December 2000, we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement, with a carrying value of approximately $3.8 million and $4.6 million as of March 31, 2012 and April 2, 2011, respectively, are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S.. There are no financial covenants in the terms and conditions of this agreement.
As of March 31, 2012, notes payable and long-term debt matures as follows (in thousands):

Fiscal Year Ending
2013	$894
2014	971
2015	1,056
2016	850
2017 and thereafter	—
$3,771
9.INCOME TAXES
Domestic and foreign income before provision for income tax is as follows:

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010
Domestic	$40,666	$58,040	$42,260
Foreign	$48,832	$52,041	$39,011
Total	$89,498	$110,081	$81,271

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision contains the following components:

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010
Current
Federal	$8,505	$14,982	$10,088
State	2,275	2,111	887
Foreign	5,954	7,226	9,334
Total current	$16,734	$24,319	$20,309
Deferred
Federal	7,522	4,931	4,103
State	(597)	438	259
Foreign	(1,047)	413	(1,770)
Total deferred	$5,878	$5,782	$2,592
Total	$22,612	$30,101	$22,901
Included in the federal income tax provisions for fiscal 2012, 2011 and 2010 are approximately $1.6 million, $10.8 million and $8.1 million, respectively, provided on foreign source income of approximately $6.2 million, $31.0 million and $23.2 million for fiscal 2012, 2011 and 2010, respectively, for taxes which are payable in the United States.
Tax affected, significant temporary differences comprising the net deferred tax assets/(liabilities) are as follows:

(In thousands)	March 31, 2012	April 2, 2011
Depreciation	$(17,208)	$(9,447)
Amortization	(19,249)	(20,597)
Inventory	4,224	2,244
Hedging	(589)	1,120
Accruals and reserves	6,352	5,950
Net operating loss carry-forward	3,354	7,241
Stock Based Compensation	8,649	7,725
Tax credit carry-forward, net	2,328	1,583
Gross Deferred Taxes	(12,139)	(4,181)
Less valuation allowance	$(1,569)	$(3,630)
Net deferred tax liabilities	$(13,708)	$(7,811)
As of March 31, 2012, the Company has approximately $4.7 million in U.S. acquisition and approximately $1.2 million in French acquisition related net operating loss carry-forwards that it believes are more likely than not that they will be realized. The Company also has $2.3 million in gross federal and state tax credits available to offset future tax. The Company has established valuation allowances to reduce the value of tax assets to amounts that it deems to be realizable. The valuation allowance is made up of $0.4 million acquisition-related R&D credits and $1.2 million acquisition-related net operating losses. The net operating loss carry-forwards are subject to separate limitations and will expire beginning in 2020.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $167 million of our foreign subsidiary undistributed earnings are deemed to be indefinitely reinvested outside the US. Determination of the amount of unrecognized deferred U.S. income taxes is not practical because of the complexities associated with this hypothetical calculation. Accordingly we have not provided U.S. income taxes on these earnings. The income tax provision from operations differs from tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

(In thousands)	March 31, 2012		April 2, 2011		April 3, 2010

Tax at federal statutory rate	$31,324	35.0%	$38,528	35.0%	$28,444	35.0%
Domestic Manufacturing Deduction	(700)	(0.8)%	(1,120)	(1.0)%	(883)	(1.1)%
Difference between U.S. and foreign tax	(8,539)	(9.5)%	(8,610)	(7.9)%	(4,392)	(5.4)%
State income taxes net of federal benefit	1,136	1.3%	1,741	1.6%	764	0.9%
Repatriation of Earnings	—	—%	(506)	(0.5)%	(1,574)	(1.9)%
Other, net	(609)	(0.7)%	68	0.1%	542	0.7%
Income tax provision	$22,612	25.3%	$30,101	27.3%	$22,901	28.2%
Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 31, 2012, we had $6.9 million of unrecognized tax benefits, of which $6.6 million will impact the effective tax rate, if recognized. As of April 2, 2011, we had $4.7 million of unrecognized tax benefits, of which $4.3 million will impact the effective tax rate, if recognized.
During the fiscal year ended March 31, 2012 our unrecognized tax benefits were increased by $2.1 million as a result of additional tax benefits arising in the prior year return and current year provision from the usage of acquired net operating losses with a valuation allowance recorded. This was in addition to reserves set up for other various tax matters in the amount of $0.2 million.
The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal years ending April 2, 2011 and March 31, 2012:

(In thousands)	March 31, 2012	April 2, 2011
Beginning Balance	$4,669	$4,620
Additions based upon positions related to the current year	1,124	20
Additions for tax positions of prior years	1,216	1,641
Reductions of tax positions	(124)	(1,042)
Settlements with taxing authorities	—	—
Closure of statute of limitations	—	(570)
Ending Balance	$6,885	$4,669
As of March 31, 2012 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.8 million in the next twelve months, as a result of closure of various foreign statutes of limitations.
Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $1.0 million and $0.7 million was accrued for interest and penalties at March 31, 2012 and April 2, 2011, respectively and is not included in the amounts above.
We conduct business globally and, as a result, file consolidated and separate Federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2008.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.COMMITMENTS AND CONTINGENCIES
We lease facilities and certain equipment under operating leases expiring at various dates through fiscal 2017. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.
Approximate future basic rental commitments under operating leases as of March 31, 2012 are as follows (in thousands):

Fiscal Year Ending
2013	$6,169
2014	4,093
2015	2,718
2016	2,320
2017	1,852
Thereafter	2,456
$19,608
Rent expense in fiscal 2012, 2011, and 2010 was $6.1 million, $6.6 million, and $5.9 million, respectively.
During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with our High Separation Core Bowl (“HS Core”), a plasma disposable product used primarily to collect plasma for transfusion. Certain of these customers also made subsequent claims regarding financial losses alleged to have been incurred as a result of this matter. As of March 31, 2012, our current best estimate of the liability associated with this matter is $10.0 million, and we recorded that amount as an expense within selling, general and administrative expenses. To date, we have been reimbursed under our insurance policies for $3.7 million paid to customers to settle their claims. We have also determined that an additional $3.2 million is recoverable under our insurance policies and recorded a corresponding insurance receivable within current assets as of March 31, 2012. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized on a claim by claim basis. We have recorded $3.1 million of expenses, net of insurance recovery, within selling, general and administrative expenses for fiscal 2012 related to this matter.
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
For the past five years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
Currently, we are pursuing a patent infringement action in Germany against Fenwal, and its European and German subsidiary. On September 20, 2010, we filed a patent infringement action in Germany. In response, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action on December 1, 2010.
In April 2008, our subsidiary Haemonetics Italia, Srl. and two of its employees were found guilty by a court in Milan, Italy of charges arising from allegedly improper payments made under a consulting contract with a local physician and in pricing products under a tender from a public hospital. The two employees found guilty in this matter are no longer employed by the Company. On June 14, 2011, the final level appeals court affirmed these verdicts. There are no further appeals available and the convictions are now final. In connection with this conviction, our Italian subsidiary is liable to pay a fine of €147,500 and a proportionate share of the cost of the proceedings. The final amount has not yet been determined.
When this matter first arose, our Board of Directors commissioned independent legal counsel to conduct investigations on its behalf. Based upon its evaluation of counsel's report, the Board concluded that no disciplinary action was warranted in either case. Neither the original ruling nor its final affirmation has impacted the Company's business in Italy to date.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.CAPITAL STOCK
Stock Plans
The Company has an incentive compensation plan, (the “2005 Incentive Compensation Plan”). The 2005 Incentive Compensation Plan permits the award of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of three independent members of our Board of Directors. The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 7,512,460. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one (1) share for every one (1) share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 3.26 shares for every one (1) share granted. The exercise price for the nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options, Restricted Stock Awards and Restricted Stock Units become exercisable, or in the case of restricted stock, the resale restrictions are released in a manner determined by the Committee, generally over a four year period for employees and one year from grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. At March 31, 2012, there were 2,182,028 shares subject to options, no shares of restricted stock outstanding and 160,763 shares subject to restricted stock units outstanding under this plan and 3,203,967 shares available for future grant.
The Company had a long-term incentive stock option plan and a non-qualified stock option plan, (the “2000 Long-term Incentive Plan”) which permitted the issuance of a maximum of 3,500,000 shares of our common stock pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. The plan was terminated in connection with the adoption of the 2005 Incentive Compensation Plan. At March 31, 2012, there were 241,539 options outstanding under this plan and no further options will be granted under this plan.
The Company had a non-qualified stock option plan under which options were granted to non-employee directors and two previous plans under which options were granted to key employees. At March 31, 2012, there were no options outstanding related to these plans. No further options will be granted under these plans.
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
Stock-based compensation expense of $9.3 million, $10.8 million, and $10.3 million was recognized under ASC Topic 718, Compensation — Stock Compensation, for the fiscal year ended March 31, 2012, April 2, 2011, and April 3, 2010, respectively. The related income tax benefit recognized was $2.7 million, $3.7 million, and $3.0 million for the fiscal year ended March 31, 2012, April 2, 2011, and April 3, 2010, respectively. We recognize stock-based compensation on a straight line basis.
ASC Topic 718 requires that cash flows relating to the benefits of tax deductions in excess of stock compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $1.4 million, $3.1 million, and $0.4 million for the fiscal year ended March 31, 2012, April 2, 2011, and April 3, 2010, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the fiscal year ended March 31, 2012 is as follows:

	Options Outstanding (shares)	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at April 2, 2011	2,446,843	$48.94	4.09	$43,149
Granted	464,837	62.29
Exercised	(369,092)	42.00
Forfeited	(119,021)	54.16
Outstanding at March 31, 2012	2,423,567	$52.30	3.87	$42,134
Exercisable at March 31, 2012	1,412,052	$47.98	2.57	$30,644
Vested or expected to vest at March 31, 2012	2,302,589	$51.95	3.76	$40,816
The total intrinsic value of options exercised was $8.5 million, $26.5 million, and $8.2 million during fiscal 2012, 2011, and 2010, respectively.
As of March 31, 2012, there was $11.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.6 years.
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

	March 31, 2012	April 2, 2011	April 3, 2010
Volatility	27.5%	28.2%	28.6%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	1.1%	1.8%	2.4%
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of options granted during 2012, 2011, and 2010 was approximately $16.31, $15.83, and $15.37, respectively.
We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of March 31, 2012 and April 2, 2011, which represents the portion that we expect will be forfeited each year over the vesting period.
The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	March 31, 2012		April 2, 2011		April 3, 2010
Volatility	26.3%		21.1%		30.9%
Expected life	6	mos.	6	mos.	6	mos.
Risk-free interest rate	0.1%		0.2%		0.2%
Dividend Yield	0.0%		0.0%		0.0%
The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $14.19, $11.73, and $12.53 during fiscal 2012, 2011, and 2010, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
As of March 31, 2012, there was no unrecognized compensation cost related to non-vested restricted stock awards.
A summary of restricted stock awards activity for the fiscal year ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at April 2, 2011	2,500	$48.09
Released	(2,500)	$48.09
Outstanding at March 31, 2012	—	$—
Restricted Stock Units
As of March 31, 2012, there was $6.4 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.7 years.
A summary of restricted stock units activity for the fiscal year ended March 31, 2012 is as follows:

	Shares	Weighted Average Market Value at Grant Date
Nonvested at April 2, 2011	130,632	$50.62
Awarded	90,228	$59.81
Released	(45,064)	$61.45
Forfeited	(15,033)	$53.48
Nonvested at March 31, 2012	160,763	$51.72

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by ASC Topic 260, Earnings Per Share. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

(In thousands, except per share amounts)	March 31, 2012	April 2, 2011	April 3, 2010
Basic EPS
Net income	$66,886	$79,980	$58,370
Weighted average shares	25,364	25,077	25,451
Basic income per share	$2.64	$3.19	$2.29
Diluted EPS
Net income	$66,886	$79,980	$58,370
Basic weighted average shares	25,364	25,077	25,451
Net effect of common stock equivalents	431	519	612
Diluted weighted average shares	25,795	25,596	26,063
Diluted income per share	$2.59	$3.12	$2.24
During 2012, 2011, and 2010, approximately 0.7 million, 1.2 million, and 0.9 million, respectively, potentially dilutive common shares were not included in the computation of diluted earnings per share because the inclusion of these potentially dilutive shares would be anti-dilutive.
13.COMPREHENSIVE INCOME
Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. Other non-owner changes are primarily foreign currency translation, the change in our net minimum pension liability, and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts.
A summary of the components of other comprehensive income is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Derivatives, Net of Tax	Impact of Defined Benefit Plans, Net of Tax	Accumulated Other Comprehensive Income
Balance as of April 3, 2010	$5,271	$1,454	$(820)	$5,905
Changes during the year	6,380	(3,299)	555	$3,636
Balance as of April 2, 2011	$11,651	$(1,845)	$(265)	$9,541
Changes during the year	(2,813)	6,370	(3,988)	$(431)
Balance as of March 31, 2012	$8,838	$4,525	$(4,253)	$9,110
14.RETIREMENT PLANS
Defined Contribution Plans
We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $4.0 million in 2012, $3.3 million in 2011, and $3.0 million in 2010. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal 2012, 2011, or 2010.
Some of our subsidiaries also have defined contribution plans, to which plan both the employee and the employer make contributions. The employer contributions to these plans totaled $0.8 million, $1.8 million, and $1.7 million in fiscal 2012, 2011, and 2010, respectively, of which $1.5 million, and $1.4 million in fiscal 2011, and 2010, respectively, were contributed for our employees in Switzerland.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2012, it was determined that the plan for our employees in Switzerland was a defined benefit plan rather than a defined contribution plan. For fiscal 2012, this plan has been accounted for as a defined benefit plan as described below.
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
Some of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010
Service cost	$2,545	$667	$512
Interest cost on benefit obligation	601	283	242
Expected (return)/loss on plan assets	2	(467)	(289)
Actuarial (gain)/loss	(385)	(48)	223
Amortization of unrecognized prior service cost	(31)	381	(68)
Amortization of unrecognized transition obligation	221	30	27
Totals	$2,953	$846	$647
The net periodic benefit costs shown above for fiscal 2012 include the associated costs for the Switzerland defined benefit plan. The net periodic benefit costs for fiscal 2011 and 2010 shown above have not been updated to reflect the Switzerland plan costs. These costs were approximately $1.5 million and $1.4 million for fiscal 2011 and 2010, respectively. During those periods, the Switzerland plan was accounted for as a defined contribution plan and Company contributions to the plan were expensed.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	March 31, 2012	April 2, 2011
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(8,628)	$(7,949)
Switzerland Benefit Obligation, beginning of year	(14,079)	n/a
Service cost	(2,545)	(667)
Interest cost	(601)	(283)
Benefits paid	1,952	843
Actuarial (loss)/gain	(1,244)	102
Employee and plan participants contribution	(1,728)
Plan Amendments	(193)	—
Currency translation	(84)	(674)
Benefit obligation, end of year	$(27,150)	$(8,628)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$4,449	$3,833
Fair value of Switzerland plan assets, beginning of year	11,349	n/a
Company contributions	2,156	478
Benefits paid	(1,873)	(783)
Gain/(Loss) on plan assets	124	467
Employee and plan participants contributions	1,728	n/a
Currency translation	252	454
Fair value of Plan Assets, end of year	$18,185	$4,449
Funded Status	$(8,965)	$(4,179)
Unrecognized net actuarial loss/(gain)	4,513	341
Unrecognized initial obligation	141	(83)
Unrecognized prior service cost	254	171
Net amount recognized	$(4,057)	$(3,750)
The fiscal 2012 amounts shown above include the Switzerland plan amounts. The fiscal 2011 amounts shown above have not been updated to reflect the Switzerland amounts. The benefit obligation for the Switzerland plan was approximately $14.1 million as of April 2, 2011. The fair value of the Switzerland plan assets as of April 2, 2011 was approximately $11.3 million.
One of the benefit plans is funded by benefit payments made by the Company. Accordingly that plan has no assets included in the information presented above. The total liability for this plan was $4.9 million and $4.1 million as of March 31, 2012 and April 2, 2011, respectively.
The accumulated benefit obligation for all plans was $22.5 million and $3.9 million for the fiscal year ended March 31, 2012 and April 2, 2011, respectively. The increase in the current fiscal year is due to the change in accounting for the Switzerland plan. The accumulated benefit obligation for fiscal 2011 has not been updated to reflect the Switzerland plan.
Amounts recognized as a component of other accrued liabilities on the balance sheet as of March 31, 2012 and April 2, 2011, under ASC Topic 715 totaled $9.0 million and $4.2 million, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in our accumulated other comprehensive income related to our defined benefit plans, net of tax, are as follows (in thousands):

Balance as of April 3, 2010	$(820)
Obligation at transition	574
Actuarial loss	(50)
Prior service cost	31
Balance as of April 2, 2011	$(265)
Obligation at transition	30
Actuarial loss	(3,701)
Prior service cost	(317)
Balance as of March 31, 2012	$(4,253)
The weighted average rates used to determine the net periodic benefit costs were as follows:

	March 31, 2012	April 2, 2011	April 3, 2010
Discount rate	2.40%	5.30%	5.20%
Rate of increased salary levels	1.50%	2.60%	2.00%
Expected long-term rate of return on assets	2.10%	1.60%	1.60%

Assumptions for expected long-term rate of return on plan assets are based upon actual historical returns, future expectations of returns for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payment of reasonable expenses of the plan from plan assets.
We have no other material obligation for post-retirement or post-employment benefits.
The Company’s investment policy for its pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements. For the Company's plans with assets, the majority of the investments are in fixed-income instruments such as bonds and time-deposits.
ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of March 31, 2012. Using the same three- level valuation hierarchy for disclosure of fair value measurements as described in Note 7, all of the assets of the Company’s plan are classified within Level 1 of the fair value hierarchy because the plan assets are primarily local market and global fixed- income securities that are valued using prices quoted on the active market.
Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at March 31, 2012. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows (in thousands):

Expected Benefit Payments
Fiscal Year 2013	$1,199
Fiscal Year 2014	$1,428
Fiscal Year 2015	$1,073
Fiscal Year 2016	$1,429
Fiscal Year 2017	$1,878
Fiscal Year 2018-2021	$4,545
The Company contributions for fiscal 2013 are expected to be consistent with our recent historical experience.
15.SEGMENT INFORMATION
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from External Customers:

(In thousands)	March 31, 2012	April 2, 2011	April 3, 2010
Disposable revenues
Plasma disposables	$258,061	$227,209	$232,378
Blood center disposables
Platelet	167,946	156,251	151,026
Red cell	48,034	46,828	48,031
	215,980	203,079	199,057
Hospital disposables
Surgical	66,619	66,503	69,942
OrthoPAT	31,186	35,631	37,079
Diagnostics	23,087	19,414	16,770
	120,892	121,548	123,791
Disposables revenue	594,933	551,836	555,226
Software solutions	70,557	66,876	35,919
Equipment & other	62,354	57,982	54,285
Total revenues	$727,844	$676,694	$645,430
Enterprise Wide Disclosures about Product and Services
Year ended (in thousands)

March 31, 2012	United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Total Europe	Total Consolidated
Sales	$352,160	$512	$352,672	$124,381	$67,223	$191,604	$183,568	$727,844
Total Assets	$634,171	$15,365	$649,536	$50,509	$27,353	$77,862	$183,737	$911,135
Long-Lived Assets	$305,370	$12,796	$318,166	$13,128	$3,961	$17,089	$38,009	$373,264

April 2, 2011	United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Total Europe	Total Consolidated
Sales	$316,447	$908	$317,355	$110,263	$61,594	$171,857	$187,482	$676,694
Total Assets	$582,733	$15,903	$598,636	$47,156	$18,164	$65,320	$169,308	$833,264
Long-Lived Assets	$305,305	$12,715	$318,020	$12,391	$4,181	$16,572	$38,092	$372,684

April 3, 2010	United States	Other North America	Total North America	Japan	Other Asia	Total Asia	Total Europe	Total Consolidated
Sales	$301,774	$2,191	$303,965	$109,573	$51,324	$160,897	$180,568	$645,430
Total Assets	$487,955	$22,941	$510,896	$42,438	$20,928	$63,366	$190,043	$764,305
Long-Lived Assets	$313,241	$16,800	$330,041	$11,230	$3,805	$15,035	$19,285	$364,361

The Long-Lived Assets reported above include Goodwill, Other Intangibles and Net Property, Plant and Equipment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.RESTRUCTURING
During fiscal 2012, the Company's restructuring activities primarily consist of reorganization within our research and development, manufacturing and software operations. Employee-related costs primarily consist of employee severance and benefits. Facility-related costs primarily consist of charges associated with closing facilities, related lease obligations, and other related costs.
For fiscal 2012, the Company incurred $5.9 million of restructuring charges. Restructuring expenses have been primarily included as a component of selling, general and administrative expense in the accompanying statements of income.
On April 1, 2010, our Board of Directors approved transformation and restructuring plans, which include the integration of Global Med Technologies, Inc. During fiscal 2011, in addition to the costs in the below table and as part of our approved transformation and restructuring plans, we incurred the following expenses:

•
Stock compensation expense of $1.7 million resulting from the acceleration of unvested stock options in accordance to terms of an employment contract for an employee. This expense is included as part of our restructuring charges and reflected in our consolidated statement of income as selling, general and administrative expense for the fiscal year ended April 2, 2011.

•	$2.1 million of integration costs related to the Global Med acquisition.
During fiscal 2010, in connection with the transformation plan, we had an asset write down of $15.7 million related to the abandonment of our next generation platelet apheresis platform and our blood center donation management software, as well as $8.6 million in transformation costs related to the separation of employees and reflected in our consolidated statement of income as selling, general and administrative expense.
The following summarizes the restructuring activity for the fiscal year ended March 31, 2012, April 2, 2011, and April 3, 2010, respectively:

(In thousands)	Balance at April 2, 2011	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at March 31, 2012
Employee-related costs	$2,782	$4,112	$(5,433)	$—	$1,461
Facility related costs	889	1,746	(2,102)	—	533
	$3,671	$5,858	$(7,535)	$—	$1,994

(In thousands)	Balance at April 3, 2010	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at April 2, 2011
Employee-related costs	$9,761	$3,595	$(10,574)	$—	$2,782
Facility related costs	—	89	—	—	889
	$9,761	$3,684	$(10,574)	$—	$3,671

(In thousands)	Balance at March 28, 2009	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at April 3, 2010
Employee-related costs	$2,729	$8,598	$(1,566)	$—	$9,761
Facility related costs	42	—	(42)	—	—
Other exit & termination costs	78	15,686	(78)	(15,686)	—
	$2,849	$24,284	$(1,686)	$(15,686)	$9,761

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other. Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $3.6 million and $2.8 million in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage during the fiscal year ended March 31, 2012 and April 2, 2011, respectively. The capitalized costs are included as a component of property, plant and equipment in the consolidated financial statements.
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
The Company capitalized $6.1 million, $6.9 million and $4.7 million in software development costs for ongoing initiatives during the fiscal year ended March 31, 2012, April 2, 2011 and April 3, 2010, respectively. At March 31, 2012 and April 2, 2011, we have a total of $19.5 million and $13.4 million, respectively, of software costs capitalized, of which $15.4 million and $13.4 million, respectively, related to in process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. In connection with these development activities, we capitalized interest of $0.2 million and $0.1 million in fiscal 2012 and 2011, respectively. We will begin to amortize the remaining costs when the products are released for sale. In the first quarter of fiscal 2012, $4.1 million of costs capitalized related to one in-process project were placed into service.
During fiscal 2010, in connection with the change in our technology strategy and restructuring of our Research and Development organization, the Company decided to abandon our software development project for our next generation blood center apheresis platform. At April 2, 2011, we had an asset impairment of $12.2 million in total capitalized software development costs of this project in accordance with ASC Topic 985-20, as the net realizable value of the capitalized software was insufficient to recover the asset amount capitalized.
Additionally during fiscal 2010, in connection with our acquisition of Global Med, we had an asset impairment of $3.5 million in capitalized costs of other software development initiatives in accordance with ASC Topic 985-20, as the net realizable value of the capitalized software was insufficient to recover the asset amount capitalized.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.SUMMARY OF QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 31, 2012:
Net revenues	$170,569	$179,445	$191,160	$186,670
Gross profit	$88,748	$89,949	$95,931	$94,612
Operating income	$23,908	$18,566	$25,324	$20,960
Net income	$16,947	$13,880	$18,254	$17,805
Share data:
Net Income:
Basic	$0.66	$0.55	$0.73	$0.71
Diluted	$0.65	$0.54	$0.72	$0.69
Fiscal year ended April 2, 2011:
Net revenues	$163,039	$166,833	$176,789	$170,033
Gross profit	$86,463	$87,755	$93,490	$87,501
Operating income	$24,189	$28,905	$28,559	$28,895
Net income	$17,918	$21,338	$19,734	$20,989
Share data:
Net Income:
Basic	$0.71	$0.86	$0.79	$0.82
Diluted	$0.70	$0.85	$0.77	$0.81
Operating income and net income declined in the second quarter of fiscal 2012 as increases in operating expenses more than offset gross profit associated with revenue growth due to higher costs of quality, relatively higher sales of our lower-margin products and expenses associated with European customer claims arising from a quality matter with HS Core.
Gross profit declined during the fourth quarter of fiscal 2011 due to a decline in sales volume and increased inventory reserves. Operating income remained flat during the same period due to a reduction in cash bonus incentive compensation as the Company’s financial results were lower than the financial targets established at the beginning of the year.

19.SUBSEQUENT EVENTS (UNAUDITED)

On April 28, 2012, Haemonetics Corporation entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pall Corporation (“Pall”), pursuant to which Haemonetics agreed to acquire from Pall (i) substantially all of the assets relating to its blood collection, filtration, processing, storage and re-infusion product lines, and (ii) all of the outstanding equity interest in Pall Mexico Manufacturing, S. de R.L. de C.V, a subsidiary of Pall based in Mexico (collectively, the “Product Lines” and such transaction, the “Transaction”).

At the closing of the Transaction, subject to adjustments (upward or downward) to reflect (i) the audited adjusted operating income of the Product Lines before depreciation, amortization and non-cash restructuring charges for Pall's fiscal year ended July 31, 2011, and (ii) the amount of actual Product Line inventory being acquired, Haemonetics will pay to Pall $551 million in cash consideration, subject to a holdback of $15 million, which will be payable upon the replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manage these assets under a supply agreement with Haemonetics.

The Purchase Agreement includes customary representations, warranties and covenants of Pall and Haemonetics, as well as indemnification provisions for breaches or inaccuracies in either party's representations and warranties or covenants. Under the Purchase Agreement, Pall has agreed to operate the Product Lines in the ordinary course of business consistent with past practice until the closing of the Transaction. In addition, Pall will be restricted from discussing or otherwise agreeing to a competing transaction with respect to the Product Lines, and Haemonetics will be restricted from discussing or otherwise

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreeing to acquire any assets, entities, businesses or product lines that compete with the Product Lines, or from acquiring any assets or entities if such acquisition could reasonably be expected to increase the risk of not obtaining necessary governmental approvals or to materially delay the completion of the Transaction.

The Transaction is expected to close in the second quarter of Haemonetics' fiscal 2013, subject to the conditions precedent set forth in the Purchase Agreement, receipt of necessary regulatory and third-party approvals and labor-related notifications, as well as a period of confirmatory due diligence by Haemonetics. If in the course of conducting such confirmatory due diligence, Haemonetics discovers matters or issues that would adversely affect the Product Lines above certain thresholds, Haemonetics will have the right to terminate the Purchase Agreement. The Purchase Agreement also includes other customary termination provisions for both Haemonetics and Pall and provides that if, after all closing conditions are satisfied, one party refuses to consummate the Transaction, the other party will be entitled to a termination fee in an amount equal to $17 million, which will be the sole and exclusive remedy in such circumstances.
Haemonetics intends to finance the purchase price primarily with $475 million of new borrowings under term loans.  JPMorgan Chase Bank N.A. and Citibank N.A. (together, the “Lenders”) have committed to provide Haemonetics a term loan facility in an initial aggregate principal amount of $475 million, and J.P. Morgan Securities LLC and Citibank, N.A. have agreed to use commercially reasonable efforts to syndicate a revolving credit facility in a maximum aggregate principal amount of $50 million, both of which facilities will be unsecured, on the terms and subject to the conditions set forth in a debt commitment letter (the “Debt Commitment Letter”). The obligation of the Lenders to provide debt financing under the Debt Commitment Letter is subject to a number of conditions, including, among other things, (i) no material adverse condition or material adverse change in or affecting the business, property, financial condition or operations of Haemonetics and its subsidiaries (both before and, on a pro forma basis, after giving effect to the Transaction), taken as a whole, (ii) the execution and delivery of definitive financing documentation and other customary closing certificates, documents and instruments, (iii) the Transaction being consummated pursuant to the Purchase Agreement, with no provision of the Purchase Agreement having been amended or waived in a manner materially adverse to the Lenders, and (iv) Haemonetics having demonstrated that it will be in pro forma compliance with all financial covenants. The final termination date for the Debt Commitment Letter is August 1, 2012.
Also, on April 28, 2012, Haemonetics announced that it had entered into a definitive agreement to acquire the business assets of Hemerus Medical, LLC, a Minnesota-based company that develops innovative technologies for the collection of whole blood, and processing and storage of blood components. Hemerus has completed Phase 3 clinical trials and has submitted a New Drug Application to the FDA for its unique, patented SOLX® whole blood collection system.
This system's features include a collection set and a storage solution that is believed to considerably extend the quality and effective life of red blood cells. Hemerus expects FDA approval in calendar year 2012. The storage solution is the result of research partially funded by the US Army, and invented by Dr. John Hess of the University of Maryland, and the late Dr. Tibor Greenwalt of the University of Cincinnati. Hemerus holds the exclusive worldwide license to the intellectual property and furthered this research through the development of a whole blood collection set and clinical trials.
Under terms of the agreement, Haemonetics will pay up to $27 million in several stages, each of which is contingent upon successful regulatory approvals of SOLX. Additionally, Haemonetics has agreed to pay a royalty on future sales of SOLX based products. The acquisition is expected to close during the second quarter of fiscal 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Haemonetics Corporation:
We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 31, 2012 and April 2, 2011 and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at March 31, 2012 and April 2, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Boston, Massachusetts
May 22, 2012

ITEM 9A. CONTROLS AND PROCEDURES
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of March 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young, LLP, an independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Haemonetics Corporation:
We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Haemonetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 31, 2012 and April 2, 2011, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2012 of Haemonetics Corporation and subsidiaries and our report dated May 22, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Boston, Massachusetts
May 22, 2012

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the Company’s most recently completed fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
The Company has attached a complete copy of its bylaws as Exhibit 3.  In preparing for the upcoming Annual Shareholders Meeting, management discovered an error in the copies filed on Form 10-K in 2005 and 2008.  In the previously provided copies, Article VIII indicates that the Board has a maximum of 8 members.  These copies failed to record an amendment to the Bylaws expanding the Board to 9 directors authorized by the Board in 2002.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 27, 2012.
2. The information concerning our Executive Officers is set forth at the end of Part I hereof.
3. The balance of the information required by this item, including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K, is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held July 27, 2012. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 27, 2012. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting to be held July 27, 2012.

Stock Plans
The following table below sets forth information as of March 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)*
Equity compensation plans approved by security holders	2,584,330	$52.26	3,623,237
Equity compensation plans not approved by security holders	—	—	—
Total	2,584,330	$52.26	3,623,237
_______________________________________

*	Includes 419,270 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE
The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 27, 2012.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting to be held July 27, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
A)Financial Statements are included in Part II of this report
All other schedules have been omitted because they are not applicable or not required.
B)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 83, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Brian Concannon
Brian Concannon,
President and Chief Executive Officer
Date : May 22, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Concannon	President, Chief Executive Officer and Director	May 22, 2012
Brian Concannon	(Principal Executive Officer)

/s/ Christopher Lindop	Chief Financial Officer and Vice President Business Development	May 22, 2012
Christopher Lindop	(Principal Financial Officer)

/s/ Susan Hanlon	Vice President Finance	May 22, 2012
Susan Hanlon	(Principal Accounting Officer)

/s/ Lawrence Best	Director	May 22, 2012
Lawrence Best

/s/ Paul Black	Director	May 22, 2012
Paul Black

/s/ Susan Bartlett Foote	Director	May 22, 2012
Susan Bartlett Foote

/s/ Ronald Gelbman	Director	May 22, 2012
Ronald Gelbman

/s/ Pedro Granadillo	Director	May 22, 2012
Pedro Granadillo

/s/ Mark Kroll, Ph.D.	Director	May 22, 2012
Mark Kroll

/s/ Richard Meelia	Director	May 22, 2012
Richard Meelia

/s/ Ronald Merriman	Director	May 22, 2012
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

3D*	Articles of Amendment to the Articles of Organization of the Company filed August 21, 2006 with the Secretary of the Commonwealth of Massachusetts
3E	By-Laws of the Company, as amended January 23, 2008 (filed herewith)
2. Instruments defining the rights of security holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
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

10P*†	2005 Long Term Incentive Compensation Plan (filed as Exhibit 10Z in the Company’s Form 10-Q for the quarter ended September 26, 2009)
10Q*†	Amendment to the 2005 Long Term Incentive Compensation Plan (filed as Item 2 in the Company’s 2008 Definitive Proxy Statement)
10R*†	Amendment to the 2005 Long Term Incentive Compensation Plan (filed as Item 2 in the Company's 2011 Definitive Proxy Statement)
10S*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company’s Form 10-Q No. 1-10730 for the quarter ended October 1, 2005).

10T*	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term Incentive Compensation Plan for Employees.
10U*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company’s Form 10-Q No. 1-10730 for the quarter ended October 1, 2005).

10V*	Form of Restricted Stock Agreement with Employees under 2005 Long Term Incentive Compensation Plan.
10W*†
Form of Change in Control Agreement dated January 19, 2006 between the Company and members of the Company's Operating Committee (filed as Exhibit 10AQ to the Company's Form 10-K No. 1-10730 for the year ended April 1, 2006 and incorporated herein by reference).

10X*†
Change in Control Agreement entered into between the Company and Christopher Lindop on and January 2, 2007 (filed as Exhibit 10AR to the Company’s Form 10-K No. 1-10730 for the year ended March 31, 2007 and incorporated herein by reference).

10Y*†	2007 Employee Stock Purchase Plan (filed as Exhibit 10AS to the Company’s Form 10-K No. 1-14041 for the year ended March 29, 2008 and incorporated herein by reference).
10Z	Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and Pall Corporation (filed herewith)
21.1	Subsidiaries of the Company
23.1	Consent of the Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Vice President and Chief Financial Officer of the Company
32.1
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

101ˆ
The following materials from Haemonetics Corporation on Form 10-K for the year ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

_______________________________________

*	Incorporated by reference
†	Agreement, plan, or arrangement related to the compensation of officers or directors
ˆ
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(All other exhibits are inapplicable.)

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Period
For Year Ended March 31, 2012
Allowance for Doubtful Accounts	$1,799	$(39)	$(280)	$1,480
For Year Ended April 2, 2011
Allowance for Doubtful Accounts	$2,554	$343	$(1,098)	$1,799
For Year Ended April 3, 2010
Allowance for Doubtful Accounts	$2,312	$363	$(121)	$2,554