Form 10-Q
period 2012-06-30
HAEMONETICS CORP
filed 2012-08-08
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: June 30, 2012
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
The number of shares of $.01 par value common stock outstanding as of June 30, 2012:
25,638,171

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended
	June 30, 2012	July 2, 2011
Net revenues	$176,475	$170,569
Cost of goods sold	86,362	81,821
Gross profit	90,113	88,748
Operating expenses:
Research and development	9,409	8,609
Selling, general and administrative	67,625	56,231
Total operating expenses	77,034	64,840
Operating income	13,079	23,908
Other income (expense), net	336	(215)
Income before provision for income taxes	13,415	23,693
Provision for income taxes	3,628	6,746
Net income	$9,787	$16,947

Net income per share - basic	$0.38	$0.66

Net income per share - diluted	$0.38	$0.65
Weighted average shares outstanding
Basic	25,483	25,731
Diluted	25,932	26,216

Comprehensive income	5,918	18,945

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,047	$228,861
Accounts receivable, less allowance of $1,399 at June 30, 2012 and $1,480 at March 31, 2012	126,130	135,464
Inventories, net	126,843	117,163
Deferred tax asset, net	10,579	9,665
Prepaid expenses and other current assets	40,588	35,976
Total current assets	540,187	527,129
Property, plant and equipment:
Land, building, and building improvements	55,533	59,816
Plant equipment and machinery	137,877	136,057
Office equipment and information technology	94,982	88,185
Haemonetics equipment	229,763	226,476
Total property, plant and equipment	518,155	510,534
Less: accumulated depreciation	(351,915)	(348,877)
Net property, plant and equipment	166,240	161,657
Other assets:
Intangible assets, less amortization of $57,710 at June 30, 2012 and $54,973 at March 31, 2012	94,913	96,549
Goodwill	115,048	115,058
Deferred tax asset, long term	656	23
Other long-term assets	11,079	10,719
Total other assets	221,696	222,349
Total assets	$928,123	$911,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$2,417	$894
Accounts payable	33,978	35,425
Accrued payroll and related costs	25,162	29,451
Accrued income taxes	8,080	8,075
Deferred tax liability	297	64
Other liabilities	51,972	56,835
Total current liabilities	121,906	130,744
Long-term debt, net of current maturities	2,642	2,877
Long-term deferred tax liability	24,356	23,332
Other long-term liabilities	21,752	21,551
Stockholders’ equity:
Common stock, $.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 25,638,171 shares at June 30, 2012 and 25,301,899 shares at March 31, 2012	256	253
Additional paid-in capital	341,401	322,485
Retained earnings	410,569	400,783
Accumulated other comprehensive income	5,241	9,110
Total stockholders’ equity	757,467	732,631
Total liabilities and stockholders’ equity	$928,123	$911,135

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 30, 2012	July 2, 2011
Cash Flows from Operating Activities:
Net income	$9,787	$16,947
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	11,180	11,988
Stock compensation expense	2,417	2,401
Loss on sales of property, plant and equipment	110	56
Unrealized loss from hedging activities	568	609
Accretion of interest expense on contingent consideration income	—	89
Change in operating assets and liabilities:
Decrease in accounts receivable, net	8,020	7,939
Increase in inventories	(17,040)	(10,288)
(Increase)/decrease in prepaid income taxes	(455)	7,993
Increase in other assets and other long-term liabilities	(5,479)	(3,059)
Tax benefit of exercise of stock options	1,050	356
Decrease in accounts payable and accrued expenses	(9,605)	(7,900)
Net cash provided by operating activities	553	27,131
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(8,441)	(11,801)
Proceeds from sale of property, plant and equipment	252	19
Investment in Hemerus	(1,000)	—
Net cash used in investing activities	(9,189)	(11,782)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(217)	(361)
Net decrease in short-term loans	(18)	(9)
Proceeds from employee stock purchase plan	2,105	1,849
Proceeds from exercise of stock options	13,246	2,675
Excess tax benefit on exercise of stock options	1,111	313
Net cash provided by financing activities	16,227	4,467
Effect of exchange rates on cash and cash equivalents	(405)	368
Net increase in Cash and Cash Equivalents	7,186	20,184
Cash and Cash Equivalents at Beginning of the period	228,861	196,707
Cash and Cash Equivalents at End of the Period	$236,047	$216,891
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$7,236	$3,150
Supplemental Disclosures of Cash Flow Information:
Interest paid	$84	$102
Income taxes paid	$3,194	$1,387
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior year balances to conform to the presentation of the financial statements for the three months ended June 30, 2012. Operating results for the three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2013, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 31, 2012.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2013 and 2012 include 52 weeks with each quarter having 13 weeks.
2. RECENT ACCOUNTING PRONOUNCEMENTS
New pronouncements issued but not effective until after June 30, 2012 are not expected to have a material impact on financial position, results of operation or liquidity.
Standards Implemented
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
We adopted this standard in this quarter the first quarter of fiscal 2013 using the single continuous statement approach.

3. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	Three Months Ended
	June 30, 2012	July 2, 2011
	(in thousands, except per share amounts)
Basic EPS
Net income	$9,787	$16,947
Weighted average shares	25,483	25,731
Basic income per share	$0.38	$0.66

Diluted EPS
Net income	$9,787	$16,947
Basic weighted average shares	25,483	25,731
Net effect of common stock equivalents	449	485
Diluted weighted average shares	25,932	26,216
Diluted income per share	$0.38	$0.65
Weighted average shares outstanding, assuming dilution, excludes the impact of 0.4 million stock options for the three months ended June 30, 2012 and 0.5 million for the three months ended July 2, 2011, respectively, because these securities were anti-dilutive during the noted periods.

4. STOCK-BASED COMPENSATION
Stock-based compensation expense of $2.4 million was recognized for the three months ended June 30, 2012 and the related income tax benefit recognized was $0.8 million.
The weighted average fair value for our options granted was $17.36 for the three months ended June 30, 2012 and $17.68 for three months ended July 2, 2011. The assumptions utilized for estimating the fair value of option grants during the period presented are as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
Stock Options Black-Scholes assumptions (weighted average):
Volatility	27.91%	27.20%
Expected life (years)	4.9	4.9
Risk-free interest rate	0.92%	1.65%
Dividend yield	—%	—%
During the three months ended June 30, 2012 and July 2, 2011, there were 42,257 and 41,067 shares, respectively, purchased under the Employee Stock Purchase Plan. They were purchased at $49.83 and $46.80 per share, respectively.
5. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011
Warranty accrual as of the beginning of the period	$796	$1,273
Warranty provision	283	278
Warranty spending	(437)	(292)
Warranty accrual as of the end of the period	$642	$1,259

6. PROPERTY, PLANT AND EQUIPMENT
In accordance with our policy, we review the estimated useful lives of our fixed assets on an ongoing basis. This review indicated that the actual lives of certain equipment placed at customers locations were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, effective April 1, 2012, we changed our estimates of the useful lives of our machinery and equipment to better reflect the estimated periods during which these assets will remain in service. The equipment that previously had weighted average useful lives of six years were determined to now have weighted average useful lives of seven years. The effect of this change in estimate will reduce fiscal year 2013 depreciation expense by $4.5 million, or $1.1 million a quarter increase 2013 net income by $4.5 million ($3.3 million net of taxes) and increase fiscal 2013 basic and diluted earnings per share by $0.13 or $0.03 a quarter.

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(in thousands)	June 30, 2012	March 31, 2012
Raw materials	$43,493	$41,219
Work-in-process	4,151	4,640
Finished goods	79,199	71,304
	$126,843	$117,163
8. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the three months ended June 30, 2012, approximately 50% of our sales were generated outside the U.S. generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.
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

Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of June 30, 2012 and March 31, 2012 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $147.6 million as of June 30, 2012 and $162.1 million as of March 31, 2012.
During the three months ended June 30, 2012, we recognized a net gain of $0.4 million in earnings on our cash flow hedges. For the three months ended June 30, 2012, $0.8 million of losses, net of tax, were recorded in Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $1.3 million as of July 2, 2011. At June 30, 2012, losses of $0.8 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of June 30, 2012 mature within twelve months.

Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $55.4 million as of June 30, 2012 and $45.5 million as of March 31, 2012.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the three months ended June 30, 2012.

Derivative Instruments	Amount of Loss Recognized in AOCI (Effective Portion)	Amount of Gain Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations	Amount of loss Excluded from Effectiveness Testing (*)	Location in Statement of Operations
(in thousands)
Designated foreign currency hedge contracts	$(803)	$358	Net revenues, COGS, and SG&A	$97	Other income (expense), net
Non-designated foreign currency hedge contracts	—	—		(427)	Other income (expense), net
	$(803)	$358		$(330)
(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of June 30, 2012 or March 31, 2012.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2012, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of June 30, 2012 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(in thousands)	Location in Balance Sheet	As of June 30, 2012	As of March 31, 2012
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$4,756	$6,186
		$4,756	$6,186
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,808	$1,185
		$1,808	$1,185
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. For the three months ended June 30, 2012, we applied the requirements of ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds and foreign currency hedge contracts. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2012:

(in thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$198,155	$—	$—	$198,155
Foreign currency hedge contracts	—	$4,756	—	4,756
	$198,155	$4,756	$—	$202,911
Liabilities
Foreign currency hedge contracts	$—	$1,808	$—	$1,808
	$—	$1,808	$—	$1,808

Other Fair Value Disclosures
The fair value of our real estate mortgage obligation which was estimated using quoted market prices for the same or similar instruments was $2.9 million and $3.1 million at June 30, 2012 and March 31, 2012, respectively. This liability is a Level 2 financial instrument and the fair value has been determined using a net present value calculation of the future mortgage payments due, discounted by a rate derived from corresponding U.S. Treasury rates.
9. INCOME TAXES
The Company’s reported tax rate was 27.0% and 28.5% for the three month periods ended June 30, 2012 and July 2, 2011 respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods primarily due to lower foreign tax rates, including tax benefits associated with our Swiss operations.
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
During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with our High Separation Core Bowl (“HS Core”), a plasma disposable product used primarily to collect plasma for transfusion. Certain of these customers also made subsequent claims regarding financial losses alleged to have been incurred as a result of this matter. Certain of these claims are recoverable under our product liability insurance policy. As of March 31, 2012 we estimated our total liability to be $10.3 million and we had also recorded partial insurance recoveries of $6.8 million. During the quarter we received confirmation from our insurers of additional recoveries, as a result, we recorded a net benefit of $1.1 million. To date, we have been reimbursed under our insurance policies for $4.8 million paid to customers to settle their claims. We have also determined that an additional $3.4 million is recoverable under our insurance policies and recorded a corresponding insurance receivable within current assets as of June 30, 2012. Since the inception of claims in fiscal 2012, we have recorded $2.1 million of expenses, net of insurance recovery, within selling, general and administrative expenses through June 30, 2012.  Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized on a claim by claim basis.  We do not expect to record additional material claims or insurance recoveries related to this matter.
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
Disposable kits are marketed in our plasma, blood center, and hospital product businesses. All of these disposables are used with the respective devices.
Software solutions include information technology platforms that assist blood centers, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

Revenues from External Customers:

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011
Disposable revenues
Plasma disposables	$63,878	$62,759
Blood center disposables
Platelet	37,242	37,310
Red cell	12,068	11,868
	49,310	49,178
Hospital disposables
Surgical	18,260	15,742
OrthoPAT	7,541	7,754
Diagnostics	6,499	5,615
	32,300	29,111
Disposables revenue	145,488	141,048
Software solutions	17,304	18,160
Equipment & other	13,683	11,361
Net revenues	$176,475	$170,569

12. RESTRUCTURING
During the three months ended June 30, 2012, the Company’s restructuring activities primarily consist of reorganization within our manufacturing and software operations. Employee-related costs primarily consist of employee severance and benefits. Facility-related costs primarily consist of charges associated with closing facilities, related lease obligations, and other related costs.
For the three months ended June 30, 2012, the Company incurred $0.8 million of restructuring charges. Restructuring expenses have been primarily included as components of research and development and selling, general and administrative expenses in the accompanying statements of income. We anticipate that the Company will incur approximately $1 to $2 million in additional restructuring charges related to these initiatives over the remaining nine months of fiscal 2013.
The following summarizes the restructuring activity for the three months ended June 30, 2012 and July 2, 2011, respectively:

	Three Months Ended June 30, 2012
(in thousands)	Balance at March 31, 2012	Cost Incurred	Payments	Restructuring Accrual Balance at June 30, 2012
Employee-related costs	$1,461	$691	$(1,455)	$697
Facility-related costs	533	114	(213)	434
	$1,994	$805	$(1,668)	$1,131

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
The Company capitalized $1.9 million and $1.5 million in software development costs for ongoing initiatives during the three month periods ended June 30, 2012 and July 2, 2011, respectively. At June 30, 2012 and March 31, 2012, we have a total of $17.4 million and $15.4 million, respectively, of costs capitalized related to in process software development initiatives.

14. SUBSEQUENT EVENTS
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events.
The company has evaluated subsequent events through August 8, 2012 (the date we filed our Form 10-Q with the US SEC) and has identified the two events discussed below.
Pall Acquisition Closing
On August 1, 2012, we completed the acquisition from Pall Corporation (“Pall”) of substantially all of the assets relating to its blood collection, filtration, processing, storage and re-infusion product lines, and all of the outstanding equity interest in Pall Mexico Manufacturing, S. de R.L. de C.V, a subsidiary of Pall based in Mexico pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with Pall (collectively, the “Product Lines” and such transaction, the “Transaction”).

At the closing of the Transaction, we paid Pall $536 million in cash consideration subject to typical post-closing adjustments to reflect certain cost allocations, assets and liabilities. We anticipate paying an additional $15 million, upon the replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manage these assets under a supply agreement.
Given that the acquisition closed on August 1, 2012, we determined that it was impractical to provide all the disclosures required for business combinations pursuant to ASC 805, Business Combinations and will do so in connection with filing our second quarter fiscal year 2013 Form 10-Q.

Credit Facility
On August 1, 2012 in connection with the Transaction, we entered into a credit agreement (Credit Agreement) with the banks listed below (together, “Lenders”) which provided for a $475 million term loan (the “Term Loan”) and a $50 million revolving loan (the “Revolving Credit Facility”, and together with the Term Loan, the “Credit Facilities”). The Credit Facilities have a term of five years and mature on July 31, 2017.
At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described above. The $475 million Term Loan bears interest at variable rates determined by LIBOR plus a range of 1.125% to 1.500% depending on the achievement of certain leverage ratios. The Revolving Credit Facility bears interest at variable rates similar to the Term Loan. The current margin of the Term Loan is 1.375% over one month LIBOR.
Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. The Term Loan or portions thereof may be prepaid at any time or from time to time without penalty. Once repaid, such amount may not be re-borrowed. The principal amount of the term loan is repayable quarterly over five years and amortizes as follows:
0% during the first year
7.5% during the second year
12.5% during the third year
17.5% during the fourth year and
62.5% during the fifth year.

Under the Credit Facilities, we are required to maintain a Consolidated Total Leverage Ratio not to exceed 3.0:1.0 and a Consolidated Interest Coverage Ratio not to be less than 4.0:1.0 during periods when the Credit Facilities are outstanding. In addition, we are required to satisfy these covenants, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) on the Revolving Credit Facility as of the time of such borrowings. The Consolidated Interest Coverage Ratio is calculated as the Consolidated EBITDA divided by Consolidated Interest Expense while the Consolidated Total Leverage Ratio is calculated as Consolidated Total Debt divided by Consolidated EBITDA. Consolidated EBITDA includes EBITDA adjusted by non-recurring and unusual transactions. See exact definition in Credit Agreement which is filed as Exhibit 10.1 on Form 8-K filed on August 7, 2012. Each of the capitalized terms is defined in the Credit Agreement.
The Credit Facilities also contain usual and customary non-financial affirmative and negative covenants which include with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dissolutions or liquidation, asset sales, affiliate transactions, change of our business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to important exceptions and qualifications set forth in the Credit Agreement.
Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. In addition the Credit Facilities include customary events of default, in certain cases subject to customary cure periods.
Pursuant to the Credit Facilities, we are required to pay to our revolving credit lenders, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our Consolidated Total Leverage Ratio. The spreads on the commitment fee range from 0.175% to 0.300%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.250%
Any time during the five year term, we may elect to increase the size of the Revolving Credit Facility from $50 million to $100 million. Alternatively, we may elect to enter into Additional Term Loans up to a $100 million combined limit with the Revolving Credit Facility. These elections are subject to the approval of the Administrative Agent and the identification of additional Lenders or current Lenders willing to increase their loan amounts.

The banks party to the Credit Facilities are JP Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. as Syndication Agent, J P Morgan Securities LLC and Citibank, N.A. as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., RBS Citizens, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., Sumitomo Mitsui Banking Corporation, TD Bank, N.A. and US Bank, N.A. as Co-Documentation Agents, Union Bank, N.A., PNC Bank, National Association and Sovereign Bank, N.A. as Senior Managing Agents and the syndicate lenders that are parties thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto, and the MD&A contained in our fiscal year 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information”.

Our Business
Haemonetics is a blood management solutions company. Anchored by our medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.
Our medical device systems automate the collection and processing of donated blood, assess likelihood for blood loss, salvage and process blood from surgery patients, and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) that operate only with our specialized devices. Specifically, our plasma and blood center systems allow users to collect and process only the blood component(s) they target - plasma, platelets, or red blood cells - increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient's clotting ability) to aid clinicians in assessing the cause of bleeding resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital.
Our business services products include blood management, Six Sigma, and LEAN manufacturing consulting, which support our customers' needs for regulatory compliance and operational efficiency in the blood supply chain.
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
Our disposables revenue stream, which includes the sales of disposables and fees for the use of our equipment, accounted for approximately 82.4% and 82.7% of our total revenues for the three months ended June 30, 2012 and July 2, 2011, respectively.

In April 2012, we announced two acquisitions that will provide us with a commercial presence in all aspects of the whole blood collection market, a market in which historically we have not meaningfully participated. We entered into a definitive agreement to acquire the business assets of the blood collection, filtration and processing product lines of Pall Corporation (Pall) for $550 million. We completed this transaction on August 1, 2012 and paid all but $15 million of the purchase price, utilizing $475 million of loans and the remainder from cash on hand. The blood processing systems and equipment acquired are for use in transfusion medicine and include Pall's manufacturing facilities in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of Pall's assets in Fajardo, Puerto Rico. Approximately 1,300 employees transferred to Haemonetics. Upon Pall's transfer of certain media assets to us, likely by 2016, we will make the final $15 million payment. We also entered into a definitive agreement to acquire the business assets of Hemerus Medical, LLC (Hemerus), a Minnesota-based company that develops innovative technologies for the collection of whole blood, and processing and storage of blood components. Under the terms of the agreement, we paid $1 million and we will pay up to $26 million contingent upon on certain regulatory approvals. Additionally, royalty payments on Hemerus products will apply for the next 10 years or until a maximum cumulative royalty amount of $15 million have been made. We expect the Hemerus acquisition to close in the second quarter of fiscal 2013

Financial Summary

	Three Months Ended
(in thousands, except per share data)	June 30, 2012	July 2, 2011	% Increase/ (Decrease)
Net revenues	$176,475	$170,569	3.5%
Gross profit	$90,113	$88,748	1.5%
% of net revenues	51.1%	52.0%
Operating expenses	$77,034	$64,840	18.8%
Operating income	$13,079	$23,908	(45.3)%
% of net revenues	7.4%	14.0%
Other income (expense), net	$336	$(215)	(256.3)%
Income before taxes	$13,415	$23,693	(43.4)%
Provision for income tax	$3,628	$6,746	(46.2)%
% of pre-tax income	27.0%	28.5%
Net income	$9,787	$16,947	(42.2)%
% of net revenues	5.5%	9.9%
Earnings per share-diluted	$0.38	$0.65	(41.5)%
Net revenues increased 3.5% for the three months ended June 30, 2012 as compared to the same three month period of fiscal 2012. Without the effects of foreign exchange, net revenues increased 2.4% for the three months ended June 30, 2012, as compared to the same three month period of fiscal 2012. This increase reflects strong revenue growth from our hospital products, particularly surgical disposables, and increased equipment sales, offset by lower revenues in Japan. Fiscal 2012 revenue benefited from purchases by the Japanese Red Cross (“JRC”) in March 2012 to avoid future supply disruptions in anticipation of an internal business system conversion, negatively impacting the three months ended June 30, 2012.
Gross profit amounts increased 1.5% for the three months ended June 30, 2012 as compared to the same three month period of fiscal 2012. Without the effects of foreign exchange, gross profit decreased 1.6% for the three months ended June 30, 2012 as compared to the same three month period of fiscal 2012. Our gross profit margin decreased by 90 basis points for the three months ended June 30, 2012 as compared to the same three month period of fiscal 2012. The decrease was primarily due to higher costs associated with additional capacity of our Salt Lake City facility and inventory write-offs of defective contract-manufactured product.
Operating expenses increased 18.8% for the three months ended June 30, 2012, as compared to the same three month period of fiscal 2012. Without the effects of foreign exchange, operating expenses increased 16.6% for the three months ended June 30, 2012, as compared to the same three month period of fiscal 2012. Higher operating expenses include $5.9 million of acquisition and integration related expenses, higher variable compensation, increased funding of growth initiatives in emerging markets and increased technology and infrastructure costs.
Operating income decreased 45.3% for the three months ended June 30, 2012, as compared to the same three month period of fiscal 2012. Without the effects of foreign exchange, operating income decreased 50.7% for the three months ended June 30, 2012, as compared to the same three month period of fiscal 2012 due to the negative impact of the JRC ordering pattern on the gross profit and increased operating expenses notably related to acquisition and integration.
Net income decreased 42.2% for the three months ended June 30, 2012, as compared to the same three month period of fiscal 2012. Without the effects of foreign exchange, net income decreased 48.1% for the three months ended June 30, 2012, as compared to the same three month period of fiscal 2012. The decrease in net income was attributable to the decline in operating income described above.

RESULTS OF OPERATIONS
Net Revenues by Geography

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011	% Increase/ (Decrease)
United States	$87,907	$86,395	1.8%
International	88,568	84,174	5.2%
Net revenues	$176,475	$170,569	3.5%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 50% and 49.3% of total net revenues for the three months ended June 30, 2012 and July 2, 2011 respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. As discussed above, our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011	% Increase/ (Decrease)
Disposables	$145,488	$141,048	3.1%
Software solutions	17,304	18,160	(4.7)%
Equipment & other	13,683	11,361	20.4%
Net revenues	$176,475	$170,569	3.5%
Disposable Revenues by Product Type

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011	% Increase/ (Decrease)
Plasma disposables	$63,878	$62,759	1.8%
Blood center disposables
Platelet	37,242	37,310	(0.2)%
Red cell	12,068	11,868	1.7%
	$49,310	$49,178	0.3%
Hospital disposables
Surgical	18,260	15,742	16.0%
OrthoPAT	7,541	7,754	(2.7)%
Diagnostics	6,499	5,615	15.7%
	$32,300	$29,111	11.0%
Total disposables revenue	$145,488	$141,048	3.1%
Disposables
Disposables revenue increased 3.1% for the three months ended June 30, 2012 as compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, disposables revenue increased 1.8% for the three months ended June 30, 2012 as compared to the same period of fiscal 2012, driven primarily by increases in our hospitals business as discussed below.

Plasma
Plasma disposables revenue increased 1.8% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, plasma revenue increased 1.6% for the three months ended June 30, 2012, compared to the same three month period of fiscal 2012, primarily due to higher revenue from commercial fractionation customers in North America, where increased collections more than offset price reductions included in contract renewals completed in fiscal 2012. The negative impact to plasma revenue from the JRC ordering pattern described above was $1.0 million.
Blood Center
Blood center consists of disposables used to collect platelets and red cells. Platelet disposables revenue decreased 0.2% for the three months ended June 30, 2012, compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, platelet disposable revenue decreased 2.1% for the three months ended June 30, 2012, compared to the same three month period of fiscal 2012 primarily due to the negative impact of the JRC ordering pattern described above. The negative impact to platelet revenues from this timing matter was $2.5 million.
Red cell disposables revenue increased 1.7% for the three months ended June 30, 2012 as compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, red cell disposables revenue increased 1.6% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012, due to increased account penetration at existing customers for red cells in North America.

Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenues from our surgical disposables increased 16.0% for the three months ended June 30, 2012, as compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, surgical disposables revenue increased 11.7% for the three months ended June 30, 2012 due to higher sales in North America and Europe associated with the positive impact of the Cell Saver Elite, our next generation surgical device released during fiscal 2012. Surgical disposable sales also increased in our emerging markets, principally in Russia and China.
Revenues from our OrthoPAT disposables decreased 2.7% for the three months ended June 30, 2012 as compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased by 4.5% for the three months ended June 30, 2012 due to lower sales in North America, primarily due to order timing. We expect OrthoPAT disposable sales growth over the balance of fiscal 2013, as sales volume has recently started to grow following declines in fiscal 2012 associated with the voluntary recall of our OrthoPAT devices initiated during the three months ended July 2, 2011.
Diagnostics product revenue consists principally of the consumable supplies used with the TEG analyzer. Revenues from our diagnostics products increased 15.7% for the three months ended June 30, 2012 compared to the same three month period of 2012. Without the effect of foreign exchange, diagnostics product revenues increased by 13.0% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. The revenue increase is due to continued adoption of our TEG analyzer globally, principally in North America and China. TEG disposable sales in China increased by 70% compared to fiscal 2012 or approximately half of the total TEG disposables growth in the period. We expect TEG disposable growth rates to increase over fiscal 2013 due to recent strength in TEG equipment sales.
Software Solutions
Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues decreased 4.7% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, software revenues decreased 3.4% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. In the three months ended July 2, 2011 Plasma software revenues were uniquely strong as they included $1.7 million of project revenues. We continue to see growth in blood center and hospital software.
Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period-to-period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues increased 20.4% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, equipment and other revenues increased 19.7% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012, primarily driven by higher surgical equipment sales across our end markets served globally and a cell processing equipment sale to the US Government.
Gross Profit

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011	% Increase/ (Decrease)
Gross profit	$90,113	$88,748	1.5%
% of net revenues	51.1%	52.0%
Gross profit amounts increased 1.5% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, gross profit was effectively unchanged for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. Our gross profit margin decreased by 90 basis points for the three months ending June 30, 2012. compared to the same three month period of fiscal 2012. The decrease in gross profit margin was due primarily to inventory write-offs of defective contract-manufactured product and higher costs associated with our Salt Lake City, Utah plasma disposable facility which became operational subsequent to the first quarter of fiscal 2012. Product mix and pricing drove modest declines in gross profit margin and plasma disposable pricing reductions associated with our commercial fractionation customer in North America described above.

The decline in gross margin was partially offset by reduced equipment depreciation expense as a result of a change in estimated useful lives implemented during the three months ended June 30, 2012. The effect of this change in estimate will reduce fiscal year 2013 depreciation expense by $4.5 million or increase income net of tax by $3.3 million.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011	% Increase/ (Decrease)
Research and development	$9,409	$8,609	9.3%
% of net revenues	5.3%	5.0%
Selling, general and administrative	$67,625	$56,231	20.3%
% of net revenues	38.3%	33.0%
Total operating expenses	$77,034	$64,840	18.8%
% of net revenues	43.7%	38.0%
Research and Development
Research and development expenses increased 9.3% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, research and development expense increased 10.4% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. These increases were primarily related to the general increase in development programs in support of long-term product plans
Selling, General and Administrative
During the three months ended June 30, 2012, selling, general and administrative expenses increased 20.3% compared to the same three month period of fiscal 2012. Without the effect of foreign exchange, selling, general and administrative expense increased 17.6% for the three months ended June 30, 2012 compared to the same three month period of fiscal 2012. The increase includes $5.9 million of acquisition and integration related expenses associated with the Pall transfusion medicine business acquisition. The remainder of the increase was due primarily to higher variable compensation of $2.4 million and $2.1 million of planned investments in emerging markets and information technology and other infrastructure costs to support anticipated organic and acquisition revenue growth.

Other Income, Net
Other income, net, increased for the three months ended June 30, 2012 as compared to the same three month period of fiscal 2012, primarily due to lower foreign exchange transaction losses on foreign currency denominated assets.
Income Taxes

	Three Months Ended
	June 30, 2012	July 2, 2011	% Increase/ (Decrease)
Reported income tax rate	27.0%	28.5%	(1.5)%

Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our Swiss operations. The reported tax rate for the three months ended June 30, 2012 is lower than the three months ended July 2, 2011 due to higher research and development tax credits.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	June 30, 2012	March 31, 2012
Cash & cash equivalents	$236,047	$228,861
Working capital	$418,281	$396,385
Current ratio	4.4	4.0
Net cash position (1)	$230,988	$225,090
Days sales outstanding (DSO)	65	66
Disposable finished goods inventory turnover	5.4	5.7

(1)	Net cash position is the sum of cash and cash equivalents less total debt.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, option exercises and loans. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily capital expenditures, share repurchase and investments including acquisitions.
Cash Flows

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$553	$27,131	$(26,578)
Investing activities	(9,189)	(11,782)	2,593
Financing activities	16,227	4,467	11,760
Effect of exchange rate changes on cash and cash equivalents (1)	(405)	368	(773)
Net increase (decrease) in cash and cash equivalents	$7,186	$20,184	$(12,998)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Historically, our primary sources of liquidity are on-hand cash and cash equivalents, cash flow generated from operations and proceeds from stock option exercises. In future the events described below would have an impact on our liquidity.

Credit Facility
On August 1, 2012 in connection with the Transaction, we entered into a credit agreement (Credit Agreement) with the banks listed below (together, “Lenders”) which provided for a $475 million term loan (the “Term Loan”) and a $50 million revolving loan (the “Revolving Credit Facility”, and together with the Term Loan, the “Credit Facilities”). The Credit Facilities have a term of five years and mature on July 31, 2017.

At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described above. The $475 million Term Loan bears interest at variable rates determined by LIBOR plus a range of 1.125% to 1.500% depending on the achievement of certain leverage ratios. The Revolving Credit Facility bears interest at variable rates similar to the Term Loan. The current margin of the Term Loan is 1.375% over one month LIBOR.
Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. The Term Loan or portions thereof may be prepaid at any time or from time to time without penalty. Once repaid, such amount may not be re-borrowed. The principal amount of the term loan is repayable quarterly over five years and amortizes as follows:
0% during the first year
7.5% during the second year
12.5% during the third year

17.5% during the fourth year and
62.5% during the fifth year.

Under the Credit Facilities, we are required to maintain a Consolidated Total Leverage Ratio not to exceed 3.0:1.0 and a Consolidated Interest Coverage Ratio not to be less than 4.0:1.0 during periods when the Credit Facilities are outstanding. In addition, we are required to satisfy these covenants, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) on the Revolving Credit Facility as of the time of such borrowings. The Consolidated Interest Coverage Ratio is calculated as the Consolidated EBIDTA divided by Consolidated Interest Expense while the Consolidated Total Leverage Ratio is calculated as Consolidated Total Debt divided by Consolidated EBIDTA. Consolidated EBITDA includes EBITDA adjusted by non-recurring and unusual transactions. See exact definition in Credit Agreement which is filed as Exhibit 10.1 on Form 8-K filed on August 7, 2012. Each of the capitalized terms is defined in the Credit Agreement.
The Credit Facilities also contain usual and customary non-financial affirmative and negative covenants which include with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dissolutions or liquidation, asset sales, affiliate transactions, change of our business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to important exceptions and qualifications set forth in the Credit Agreement.
Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. In addition the Credit Facilities include customary events of default, in certain cases subject to customary cure periods.
Pursuant to the Credit Facilities, we are required to pay to our revolving credit lenders, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our Consolidated Total Leverage Ratio. The spreads on the commitment fee range from 0.175% to 0.300%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.250%
Any time during the five year term, we may elect to increase the size of the Revolving Credit Facility from $50 million to $100 million. Alternatively, we may elect to enter into Additional Term Loans of up to a $100 million combined limit with the Revolving Credit Facility. These elections are subject to the approval of the Administrative Agent and the identification of additional Lenders or current Lenders willing to increase their loan amounts.

The banks party to the Credit Facilities are JP Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. as Syndication Agent, J P Morgan Securities LLC and Citibank, N.A. as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., RBS Citizens, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., Sumitomo Mitsui Banking Corporation, TD Bank, N.A. and US Bank, N.A. as Co-Documentation Agents, Union Bank, N.A., PNC Bank, National Association and Sovereign Bank, N.A. as Senior Managing Agents and the syndicate lenders that are parties thereto.

We also announced in April 2012 our intention to purchase the business assets of Hemerus Medical, LLC (Hemerus) for $27.0 million. The Hemerus acquisition and the remainder of the Pall consideration in excess of term loan borrowings will be funded with internally generated cash. In fiscal 2013, we expect to incur integration costs of $30-to-$35 million related to these acquisitions.

We believe on-hand cash and cash equivalents, cash flow generated from operations and proceeds from stock option exercises, along with the proceeds from the term loans, will be sufficient to fund our cash requirements for at least the next 12 months. Cash flow requirements in fiscal 2013 include funding the the repurchase of up to $50 million of shares in the open market during the remainder of fiscal 2013.

Cash Flow Overview:
Three Month Comparison
Operating Activities:
Net cash provided by operating activities decreased by $26.6 million during the three months ended June 30, 2012 as compared to the three months ended July 2, 2011. Cash provided by operations was lower due to $9.0 million of cash paid to fund acquisition and integration expenses and higher inventory levels to support growth in the installed base of our devices as well as safety stock requirements in Japan. Cash provided by operations was also lower due to timing of income tax payments.
Investing Activities:
Net cash used in investing activities decreased by $2.6 million during the three months ended June 30, 2012 as compared to the three months ended July 2, 2011 due to lower capital expenditures. For the full fiscal 2013, we expect an increase in capital expenditures over fiscal 2012 due to technology and infrastructure investments related to integrating the Pall transfusion medicine business. Investing activities during the three months ended June 30, 2012 included $1.0 million paid to Hemerus related to an expected purchase of its business assets.
Financing Activities:
Net cash generated from financing activities increased by $11.8 million during the three months ended June 30, 2012, as compared to the three months ended July 2, 2011 due primarily to a $11.6 million increase in proceeds from the exercise of stock options and related tax benefits.

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
Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy where our net accounts receivable is $20.0 million and $21.0 million as of June 30, 2012 and March 31, 2012 respectively, may increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.
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
Foreign Exchange
During the three months ended June 30, 2012 and July 2, 2011 respectively, approximately 50% and 49.3% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse effect on our results of operations and, conversely, whenever the U.S. dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled during fiscal years 2012, and 2013 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in Euro and the Japanese Yen. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY10	1.57		1.49		1.32		1.28
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	6%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	2%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY10	105.28		105.11		96.38		93.50
FY11	98.17	7%	94.91	10%	89.13	8%	89.78	4%
FY12	88.99	9%	85.65	10%	81.73	8%	82.45	8%
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
FY14	79.85	0.1%
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY10	1.14		1.12		1.11		1.09
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(5)%	1.01	1%	1.00	1%
FY14	1.01	3%
British Pound - Hedge Spot Rate (US$ per GBP)
FY10	1.45		1.44		1.42		1.40
FY11	1.47	(1)%	1.65	(15)%	1.63	(15)%	1.59	(14)%
FY12	1.50	(2)%	1.54	7%	1.57	4%	1.58	1%
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
FY14	1.59	(2)%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	.92	(1)%
FY14	0.94	15%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis
Recent Accounting Pronouncements
New pronouncements issued but not effective until after June 30, 2012 are not expected to have a material impact on financial position, results of operation or liquidity.
Standards Implemented
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
We adopted this standard in this quarter, the first of fiscal 2013 using the continuous statement approach.

Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.
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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $8.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $9.1 million decrease in the fair value of the forward contracts.
Interest Rate Risk
All of our long-term debt is at fixed rates. Accordingly, we do not have any material exposure to interest rates. As a result of the credit facilities described in the liquidity section of the MD&A, we will become subject to interest rate risk in future periods.
ITEM 4. CONTROLS AND PROCEDURES
We conducted an evaluation, as of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012.
There were no changes in the Company’s internal control over financial reporting which occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Fenwal Patent Litigation
For the past five years, we have pursued a patent infringement lawsuit against Fenwal, the details of which are summarized in our Form 10-K for the fiscal year ended March 31, 2012. In January 2010, we were awarded damages and an injunction against Fenwal in connection with this lawsuit.
On June 2, 2010, the United States Court of Appeals reversed the trial court’s claim construction and accordingly, vacated the injunction and damages previously awarded to Haemonetics and remanded the case to the trial court for further proceedings. On September 15, 2011, the trial court granted a summary judgment motion which essentially ended the U.S. case in Fenwal’s favor.
We continue to pursue a patent infringement action in Germany against Fenwal and its European and German subsidiary, for Fenwal’s infringement of Haemonetics’ corresponding European patent to the Haemonetics patent at issue in the United States litigation. Further details related to these proceedings have been disclosed in our Form 10-K for the fiscal year ended March 31, 2012. There has been no material developments related to these proceedings during the current fiscal year.

Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

10.1
Credit agreement dated as of August 1, 2012, among Haemonetics Corporation and the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent J.P. Morgan Securities LLC, and Citibank, N.A., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent, Bank of America, N.A., RBS Citizens, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., Sumitomo Mitsui Banking Corporation, TD Bank, N.A., and U.S. Bank, N.A., as co-documentation agents, and Union Bank, N.A., PNC Bank, National Association, and Sovereign Bank, N.A., as senior managing agents incorporated by reference to current report on Form 8-K filed on August 7, 2012.

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

HAEMONETICS CORPORATION
Date: August 8, 2012	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development
(Principal Financial Officer)