Form 10-Q
period 2012-09-29
HAEMONETICS CORP
filed 2012-11-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: September 29, 2012
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
The number of shares of $.01 par value common stock outstanding as of September 29, 2012:
25,788,683

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenues	$218,178	$179,445	$394,653	$350,014
Cost of goods sold	116,416	89,496	202,778	171,316
Gross profit	101,762	89,949	191,875	178,698
Operating expenses:
Research and development	10,827	10,350	20,235	18,959
Selling, general and administrative	81,034	62,613	148,659	118,844
Contingent consideration income	—	(1,580)	—	(1,580)
Total operating expenses	91,861	71,383	168,894	136,223
Operating income	9,901	18,566	22,981	42,475
Other income (expense), net	(1,311)	445	(975)	230
Income before provision for income taxes	8,590	19,011	22,006	42,705
Provision for income taxes	2,043	5,131	5,671	11,877
Net income	$6,547	$13,880	$16,335	$30,828

Net income per share - basic	$0.25	$0.55	$0.64	$1.21

Net income per share - diluted	$0.25	$0.54	$0.63	$1.18
Weighted average shares outstanding
Basic	25,710	25,418	25,596	25,575
Diluted	26,157	25,843	26,044	26,029

Comprehensive income	5,863	11,126	11,781	30,072
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 29, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,051	$228,861
Accounts receivable, less allowance of $1,388 at September 29, 2012 and $1,480 at March 31, 2012	158,175	135,464
Inventories, net	173,506	117,163
Deferred tax asset, net	10,643	9,665
Prepaid expenses and other current assets	47,425	35,976
Total current assets	576,800	527,129
Property, plant and equipment:
Land, building, and building improvements	79,418	59,816
Plant equipment and machinery	250,777	136,057
Office equipment and information technology	32,423	88,185
Haemonetics equipment	228,328	226,476
Total property, plant and equipment	590,946	510,534
Less: accumulated depreciation	(351,786)	(348,877)
Net property, plant and equipment	239,160	161,657
Other assets:
Intangible assets, less amortization of $64,378 at September 29, 2012 and $54,973 at March 31, 2012	297,972	96,549
Goodwill	322,114	115,058
Deferred tax asset, long term	1,974	23
Other long-term assets	16,535	10,719
Total other assets	638,595	222,349
Total assets	$1,454,555	$911,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,249	$894
Accounts payable	42,987	35,425
Accrued payroll and related costs	40,376	29,451
Accrued income taxes	7,430	8,075
Deferred tax liability	225	64
Other liabilities	60,927	56,835
Total current liabilities	156,194	130,744
Long-term debt, net of current maturities	477,402	2,877
Long-term deferred tax liability	26,513	23,332
Other long-term liabilities	22,480	21,551
Stockholders’ equity:
Common stock, $.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 25,788,683 shares at September 29, 2012 and 25,301,899 shares at March 31, 2012	257	253
Additional paid-in capital	354,389	322,485
Retained earnings	412,764	400,783
Accumulated other comprehensive income	4,556	9,110
Total stockholders’ equity	771,966	732,631
Total liabilities and stockholders’ equity	$1,454,555	$911,135

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 29, 2012	October 1, 2011
Cash Flows from Operating Activities:
Net income	$16,335	$30,828
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	28,610	24,619
Stock compensation expense	5,014	4,701
Loss on sales of property, plant and equipment	218	278
Unrealized loss from hedging activities	166	1,080
Contingent consideration income	—	(1,580)
Reversal of interest expense on contingent consideration	—	(574)
Deferred tax	460	—
Change in operating assets and liabilities:
Increase in accounts receivable, net	(22,686)	(1,332)
Increase in inventories	(3,448)	(15,390)
(Increase)/decrease in prepaid income taxes	(2,197)	12,283
(Increase)/decrease in other assets and other long-term liabilities	(4,337)	(1,267)
Tax benefit of exercise of stock options	2,488	952
Increase/(decrease) in accounts payable and accrued expenses	12,944	(2,059)
Net cash provided by operating activities	33,567	52,539
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(34,432)	(23,843)
Proceeds from sale of property, plant and equipment	355	130
Acquisition of Whole Blood Business	(535,144)	—
Investment in Hemerus	(1,000)	—
Net cash used in investing activities	(570,221)	(23,713)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(434)	(634)
Net increase in short-term loans	3,217	1,992
Term loan	475,000	—
Debt issuance costs	(5,462)	—
Proceeds from employee stock purchase plan	2,105	1,847
Proceeds from exercise of stock options	23,649	4,707
Excess tax benefit on exercise of stock options	2,079	333
Share repurchase	(5,342)	(49,998)
Net cash provided/(used) in financing activities	494,812	(41,753)
Effect of exchange rates on cash and cash equivalents	32	(359)
Net increase in Cash and Cash Equivalents	(41,810)	(13,286)
Cash and Cash Equivalents at Beginning of Year	228,861	196,707
Cash and Cash Equivalents at End of Period	$187,051	$183,421
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$11,167	$6,292
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,688	$220
Income taxes paid	$7,338	$2,288

The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the six month period ended September 29, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2013, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 31, 2012.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. There were no other material recognized subsequent events recorded in the September 29, 2012 consolidated financial statements.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2013 and 2012 include 52 weeks with each quarter having 13 weeks.
2. RECENT ACCOUNTING PRONOUNCEMENTS
New pronouncements issued but not effective until after September 29, 2012 are not expected to have a material impact on financial position, results of operation or liquidity.
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
We adopted this standard in the first quarter of fiscal 2013 using the single continuous statement approach.

.

3. ACQUISITION
On August 1, 2012, we completed the acquisition from Pall Corporation (“Pall”) of substantially all of the assets relating to its blood collection, filtration, processing, storage and re-infusion product lines, and all of the outstanding equity interest in Pall Mexico Manufacturing, S. de R.L. de C.V, a subsidiary of Pall based in Mexico pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with Pall. We refer to the acquired business as the “whole blood business”.

At the closing of the transaction, we paid Pall $535.1 million in cash consideration subject to typical post-closing adjustments to reflect certain cost allocations, assets and liabilities. We anticipate paying an additional $15 million, upon the replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement.

We entered into a credit agreement on August 1, 2012 in connection with the transaction which includes a $475 million term loan to fund the majority of the cash paid to Pall. See Note 14 for a detailed description of the key terms and provisions of the credit agreement.

We acquired the whole blood business to provide access to the manual collection and whole blood markets and provide scope for introduction of automated solutions in those markets. The whole blood business manufactures and sells manual blood collection systems and filters and has operations in North America, Europe and Asia Pacific countries. Revenue from the sale of whole blood disposables will be reported within the blood center disposables product line.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Asset class	Amount
Inventories	$52,421
Property, plant and equipment	70,709
Intangible assets	206,750
Other assets	184
Liabilities	(1,986)
Goodwill	207,066

Fair value of net assets acquired	$535,144

The allocation of purchase price is preliminary and is based on management's judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, valuation assessments of inventory, property, plant and equipment and intangible assets are completed and estimates of the fair value of liabilities assumed are performed. We expect to complete the valuation of acquired property, plant and equipment and intangible assets during the three months ended December 31, 2012.

The $206.8 million of acquired intangible assets was allocated to acquired technology and customer relationships at estimated fair values of $144.8 million and $62.0 million respectively. We recorded $3.5 million of amortization expense for the three months ended September 29, 2012 based on an estimated useful life of 10 years. As noted earlier, the fair value of the intangible assets is provisional pending receipt of the final valuation of these and other assets.

Preliminary goodwill of $207.1 million represents future economic benefits expected to arise from work force at the various plants and locations and significant technological know-how in filter manufacturing. All of the goodwill is deductible for tax purposes.

Revenue from the whole blood business for the three months ended September 29, 2012 was $28.6 million. The estimated impact to earnings for the three months ended September 29, 2012 was to reduce reported net income by approximately $3.5 million. The estimated impact to earnings includes $8.3 million of costs of goods sold related to the increase in fair value of acquired inventory.

We recognized $0.7 million and $2.8 million of transaction costs related to the whole blood acquisition in the consolidated statements of income for the three and six months ended September 29, 2012, respectively.

The following represents the pro forma consolidated statement of income as if the whole blood business had been included in our consolidated results as if the acquisition occurred on April 3, 2011:

	Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Net sales	$466,586	$457,914
Net income	27,410	26,946
Basic earnings per share	$1.07	$1.05
Diluted earnings per share	$1.05	$1.04

The unaudited consolidated pro-forma financial information above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 3, 2011 as adjusted for the applicable tax impact. As our acquisition of whole blood was completed on August 1, 2012, the pro-forma adjustments for the six months ended September 29, 2012 in the table below only include the required adjustments through August 1, 2012.

(in thousands)	September 29, 2012	October 1, 2011
Transaction costs (1)	$2,786	$—
Amortization of inventory fair value adjustment (2)	8,300	(11,067)
Amortization of acquired intangible assets (3)	(6,892)	(10,338)
Interest expense incurred on acquisition financing (4)	(3,173)	(4,760)
Selling, general and admin expenses (5)	(3,513)	(5,270)

(1)	Eliminated transactions costs as these non-recurring costs were incurred in the first and second quarter of FY 13.

(2)
Added additional expense in the period ended October 1, 2011 to reflect the  inventory fair value adjustments which would have been amortized had the transaction been consummated on April 3, 2011 as the corresponding inventory would have been completely sold during the first two quarters of 2011 and  deducted the actual inventory fair value adjustment recorded in the six months ended September 2012 to reflect the pro-forma consumption of inventory in 2011.

(3)	Added additional amortization of the acquired whole blood intangible assets recognized at fair value in purchase accounting.

(4)	Added additional interest expense for the debt used to finance the acquisition.

(5)
Additional investments in infrastructure costs to replicate certain support functions performed by division or corporate organizations of Pall that did not transfer in the acquisition. These costs are primarily related to information technology infrastructure and application costs, and personnel costs required to expand regional and corporate administrative and sales support functions. These costs are not intended to be representative of actual costs incurred by Pall Corporation, and represent Haemonetics best estimate of future incremental costs on an annualized basis.  Actual incremental investments may differ from these estimates.

Based on our preliminary review of the whole blood business' summary of significant accounting policies, the nature and amount of any adjustments to the historical financial statements of the whole blood business to conform their accounting policies to those of Haemonetics are not expected to be significant. As such, no pro forma adjustments to conform to accounting policies of the two companies have been reflected in the unaudited pro forma condensed combined financial statements.

Prior to the acquisition, we had purchased filters from whole blood business for inclusion in some of our devices. The volume of transaction between both parties was about $10.0 million which was recorded as a cost of sale. At the acquisition date there were no amounts due to or due from whole blood.

4. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares.

	Three Months Ended
	September 29, 2012	October 1, 2011
	(in thousands, except per share amounts)
Basic EPS
Net income	$6,547	$13,880
Weighted average shares	25,710	25,418
Basic income per share	$0.25	$0.55
Diluted EPS
Net income	$6,547	$13,880
Basic weighted average shares	25,710	25,418
Net effect of common stock equivalents	447	425
Diluted weighted average shares	26,157	25,843
Diluted income per share	$0.25	$0.54

	Six Months Ended
	September 29, 2012	October 1, 2011
	(in thousands, except per share amounts)
Basic EPS
Net income	$16,335	$30,828
Weighted average shares	25,596	25,575
Basic income per share	$0.64	$1.21
Diluted EPS
Net income	$16,335	$30,828
Basic weighted average shares	25,596	25,575
Net effect of common stock equivalents	448	454
Diluted weighted average shares	26,044	26,029
Diluted income per share	$0.63	$1.18
Weighted average shares outstanding, assuming dilution, excludes the impact of 0.1 million and 0.4 million stock options for the three and six months ended September 29, 2012, respectively, and 0.4 million and 0.4 million stock options for the three and six months ended October 1, 2011, respectively, because these securities were anti-dilutive during the noted periods.

5. STOCK-BASED COMPENSATION
Stock-based compensation expense of $5.0 million and $4.7 million was recognized for the six months ended September 29, 2012 and October 1, 2011, respectively. The related income tax benefit recognized was $1.6 million and $1.3 million for the six months ended September 29, 2012 and October 1, 2011, respectively.
The weighted average fair value for our options granted was $18.02 and $18.27 for the six months ended September 29, 2012 and October 1, 2011, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Six Months Ended
	September 29, 2012	October 1, 2011
Stock Options Black-Scholes assumptions (weighted average):
Volatility	27.18%	27.42%
Expected life (years)	5	4.9
Risk-free interest rate	0.62%	1.60%
Dividend yield	—%	—%
During the six months ended September 29, 2012 and October 1, 2011, there were 42,257 and 41,067 shares, respectively, purchased under the Employee Stock Purchase Plan. They were purchased at $49.83 and $46.80 per share, respectively.
6. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Warranty accrual as of the beginning of the period	$796	$1,273
Warranty provision	806	603
Warranty spending	(886)	(856)
Warranty accrual as of the end of the period	$716	$1,020

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(in thousands)	September 29, 2012	March 31, 2012
Raw materials	$57,538	$41,219
Work-in-process	8,655	4,640
Finished goods	107,313	71,304
	$173,506	$117,163
8. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the six months ended September 29, 2012, approximately 49% of our sales were generated outside the U.S. generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. dollar, our reporting currency.
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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of September 29, 2012 and March 31, 2012 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $141.0 million as of September 29, 2012 and $162.1 million as of March 31, 2012.
During the six months ended September 29, 2012, we recognized net gains of $1.3 million in earnings on our cash flow hedges. For the six months ended September 29, 2012, $3.0 million of losses, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $2.9 million for the six months ended October 1, 2011. At September 29, 2012, losses of $3.0 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of September 29, 2012 mature within twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $61.5 million as of September 29, 2012 and $45.5 million as of March 31, 2012.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statement of income for the six months ended September 29, 2012.

Derivative Instruments	Amount of Loss Recognized in AOCI (Effective Portion)	Amount of Loss Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations	Amount of loss Excluded from Effectiveness Testing (*)	Location in Statement of Operations
(in thousands)
Designated foreign currency hedge contracts	$(2,973)	$(1,299)	Net revenues, COGS, and SG&A	$(197)	Other income (expense), net
Non-designated foreign currency hedge contracts	—	—		(1,555)	Other income (expense), net
	$(2,973)	$(1,299)		$(1,752)
(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of September 29, 2012 or March 31, 2012.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 29, 2012, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of September 29, 2012 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(in thousands)	Location in Balance Sheet	As of September 29, 2012	As of March 31, 2012
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,699	$6,186
		$1,699	$6,186
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,536	$1,185
		$1,536	$1,185
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the three and the six months ended September 29, 2012, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 29, 2012:

(in thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$152,099	$—	$—	$152,099
Foreign currency hedge contracts	—	$1,699	—	1,699
	$152,099	$1,699	$—	$153,798
Liabilities
Foreign currency hedge contracts	$—	$1,536	$—	$1,536
	$—	$1,536	$—	$1,536
Release of Neoteric contingent consideration
Under ASC Topic 805, Business Combinations, we established a liability for payments to former shareholders of Neoteric which were contingent on the performance of the Blood Track business in the first three years post acquisition, beginning with fiscal 2010. We have reviewed the expected performance versus the performance thresholds for payment. Because the expected performance thresholds will not be achieved, we recorded an adjustment to the fair value of the contingent consideration liability. This appears as contingent consideration income of $1.6 million in the accompanying consolidated statements of income for the six months ended October 1, 2011.
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
Other Fair Value Disclosures
The fair value of our real estate mortgage obligation was $2.6 million and $3.1 million at September 29, 2012 and March 31, 2012, respectively. This liability is a Level 2 financial instrument and the fair value has been determined using a net present value calculation of the future mortgage payments due, discounted by a rate derived from corresponding U.S. Treasury rates. The $475 million Term loan, accounts receivable and accounts payable are also reported at their cost which approximates fair value.

9. INCOME TAXES

The Company’s reported tax rate was 23.8% and 25.8% for the three and six month periods ended September 29, 2012, respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our operations in Switzerland as well as research and development credits.
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
During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with our High Separation Core Bowl (“HS Core”), a plasma disposable product used primarily to collect plasma for transfusion. Certain of these customers also made subsequent claims regarding financial losses alleged to have been incurred as a result of this matter. Certain of these claims are recoverable under our product liability insurance policy. To date, we have recognized a $10.3 million liability offset by insurance receivables of $8.3 million and an expense of $2.1 million. Of the $8.3 million receivable from our insurers, we have received $8.2 million and recognized a $0.1 million receivable in current assets. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized on a claim by claim basis. We do not expect to record additional material claims or insurance recoveries related to this matter.
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
Enterprise Wide Disclosures about Product and Services
We have four global product families: plasma, blood center, hospital, and software solutions. Beginning August 1, 2012, we integrated the whole blood business as part of blood center product family.
Our products include manual blood collection kits, devices and the disposable single-use sterile kits used with these devices. Disposables include the plasma, blood center, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood center consists of manual collection kits and disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients. Hospital consists of surgical disposables (principally the Cell Saver® and Cell Saver Elite ® autologous blood recovery systems targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and the cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following cardiovascular surgery to recover blood and the patient’s red cells to prepare them for reinfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after orthopedic surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s blood clotting ability before, during and after surgery).
Software solutions include information technology platforms that assist blood centers, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

Revenues from External Customers:

	Three Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Disposable revenues
Plasma disposables	$68,677	$64,408
Blood center disposables
Platelet	43,198	42,195
Red cell	11,918	11,645
Whole blood	28,620	—
	83,736	53,840
Hospital disposables
Surgical	18,804	16,206
OrthoPAT	7,645	7,295
Diagnostics	6,937	5,659
	33,386	29,160
Disposables revenue	185,799	147,408
Software solutions	18,043	17,199
Equipment & other	14,336	14,838
Net revenues	$218,178	$179,445

	Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Disposable revenues
Plasma disposables	$132,555	$127,168
Blood center disposables
Platelet	80,440	79,504
Red cell	23,986	23,514
Whole blood	28,620	—
	133,046	103,018
Hospital disposables
Surgical	37,064	31,948
OrthoPAT	15,186	15,049
Diagnostics	13,436	11,273
	65,686	58,270
Disposables revenue	331,287	288,456
Software solutions	35,347	35,359
Equipment & other	28,019	26,199
Net revenues	$394,653	$350,014

12. RESTRUCTURING
During the six months ended September 29, 2012, the Company’s restructuring activities primarily consist of reorganization within our research and development, manufacturing and software operations. Employee-related costs primarily consist of employee severance and benefits. Facility-related costs primarily consist of charges associated with closing facilities, related lease obligations, and other related costs.
For the six months ended September 29, 2012, the Company incurred $2.3 million of restructuring charges. Restructuring expenses have been primarily included as a component of selling, general and administrative expense in the accompanying statements of income. We anticipate that the Company will incur approximately $1 to $2 million in additional restructuring charges related to these initiatives over the remaining six months of fiscal 2013.
The following summarizes the restructuring activity for the six months ended September 29, 2012 and October 1, 2011, respectively:

	Six Months Ended September 29, 2012
(in thousands)	Balance at March 31, 2012	Cost Incurred	Payments	Restructuring Accrual Balance at September 29, 2012
Employee-related costs	$1,461	$2,070	$(1,734)	$1,797
Facility-related costs	533	209	(703)	39
	$1,994	$2,279	$(2,437)	$1,836

	Six Months Ended October 1, 2011
(in thousands)	Balance at April 2, 2011	Cost Incurred	Payments	Restructuring Accrual Balance at October 1, 2011
Employee-related costs	$2,782	$2,528	$(2,327)	$2,983
Facility-related costs	889	480	(713)	656
	$3,671	$3,008	$(3,040)	$3,639

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
The Company capitalized $3.2 million and $2.8 million in software development costs for ongoing initiatives during the six month periods ended September 29, 2012 and October 1, 2011, respectively. At September 29, 2012 and March 31, 2012, we have a total of $17.0 million and $15.4 million, respectively, of costs capitalized related to in process software development initiatives. During the first quarter of fiscal 2012, $1.7 million of capitalized costs related to one project were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

14. DEBT

Our debt as of September 29, 2012 and March 31, 2012 consists of the following.

(in thousands)	September 29, 2012	March 31, 2012

Term loan	$475,000	$—
Mortgage	3,333	3,771
Bank loan	3,318	—
Less current portion	(4,249)	(894)
Long term debt less current portion	$477,402	$2,877

On August 1, 2012 in connection with the acquisition of the whole blood business , we entered into a credit agreement (Credit Agreement) with the banks listed below (together, “Lenders”) which provided for a $475 million term loan (the “Term Loan”) and a $50 million revolving loan (the “Revolving Credit Facility”, and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities have a term of five years and mature on July 31, 2017.

At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described above. The $475 million Term Loan bears interest at variable rates determined by LIBOR plus a range of 1.125% to 1.500% depending on the achievement of certain leverage ratios. The Revolving Credit Facility bears interest at variable rates similar to the Term Loan. The current margin of the Term Loan is 1.375% over one month LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was 2.0%.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts were outstanding under the Revolving Credit Facility at September 29, 2012. The Term Loan or portions thereof may be prepaid at any time or from time to time without penalty. Once repaid, such amount may not be re-borrowed. The principal amount of the term loan is repayable quarterly over five years and amortizes as follows:

•	0% during the first year

•	7.5% during the second year

•	12.5% during the third year

•	17.5% during the fourth year and

•	62.5% during the fifth year.

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

The Credit Facilities also contain usual and customary non-financial affirmative and negative covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dissolutions or liquidation, asset sales, affiliate transactions, change of our business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to important exceptions and qualifications set forth in the Credit Agreement. As of September 29, 2012 we were in compliance with the covenants.

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. In addition the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of September 29, 2012 we were in compliance with the covenants.

Commitment fee
Pursuant to the credit agreement we are required to pay to our revolving credit lenders, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our Consolidated Total Leverage Ratio. The spreads on the commitment fee range from 0.175% to 0.300%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.250%

We may elect to increase the size of the Revolving Credit Facility from $50 million to $100 million. Alternatively, we may elect to enter into Additional Term Loans up to a $100 million combined limit with the Revolving Credit Facility. These elections are subject to the approval of the Administrative Agent and the identification of additional Lenders or current Lenders willing to increase their loan amounts.

Debt issuance costs and interest
Expenses associated with the issuance of the term loan are capitalized and are amortized over the 5 year term using the effective interest method. In connection with the term loans, we recorded deferred financing costs of $5.5 million.
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of September 29, 2012, accrued interest totaled $0.5 million.

Parties to the credit facilities
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

The other debt as of September 29, 2012 includes the real estate mortgage loan of $3.3 million described in our annual financial statements and an overdraft facility of $3.3 million.

15. SUBSEQUENT EVENTS

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
The company has evaluated subsequent events and has identified the event discussed below.

Stock Split

On October 29, 2012 the Company announced that its Board of Directors approved a two-for-one split of the Company's common stock, which will be effected in the form of a stock dividend.  The stock dividend will be distributed on November 30 to stockholders of record as of November 9.  Haemonetics' common stock will begin trading on a post-split basis on the New York Stock Exchange on December 3, 2012.
Each share of the Company's pre-split common stock held by a shareholder, including shares subject to outstanding stock options and shares available for grant under the Company's equity incentive plans, will be represented by two shares of the Company's post-split common stock.  The split will affect all stockholders uniformly and will not affect any stockholder's ownership percentage. The share and per share amounts reflected in these financial statements have not been adjusted to give effect to the stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our fiscal year 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” .

Our Business
Haemonetics is a blood management solutions company. Anchored by our medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain. On August 1, 2012 we completed the acquisition of the business assets of the blood collection, filtration and processing product lines of Pall Corporation. At the closing of the transaction, we paid $535.1 million in cash consideration subject to typical post-closing adjustments to reflect certain cost allocations, assets and liabilities. The acquisition was funded utilizing $475 million of loans and the remainder from cash on hand. The blood processing systems and equipment acquired are for use in transfusion medicine and include Pall's manufacturing facilities in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of Pall's assets in Fajardo, Puerto Rico. Approximately 1,300 employees transferred to Haemonetics. We anticipate paying an additional $15 million upon the replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement. We refer to this newly acquired business as the whole blood business.

Our medical device systems provide both automated and manual collection and processing of donated blood, assess likelihood for blood loss, salvage and process blood from surgery patients, and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) some of which only operate with our specialized devices. Specifically, our plasma and blood center systems allow users to collect and process only the blood component(s) they target - plasma, platelets, or red blood cells - increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient's clotting ability) to aid clinicians in assessing the cause of bleeding, resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital. Our manual blood collection and filtration systems enable the manual collection of all blood components while detecting bacteria thus reducing the risks of infection through transfusion.
When placed devices remain our property, the customer has the right to use it for a period of time as long as the customer meets certain conditions we have established, which, among other things, generally include one or more of the following:

•	Purchase and consumption of a minimum level of disposables products;

•	Payment of monthly rental fees; and

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Our disposables revenue stream includes the sales of manual collection and filtration systems, device disposables and fees for the use of our equipment, which accounted for approximately 83.9% and 82.4% of our total revenues for the six months ended September 29, 2012 and October 1, 2011, respectively.

In April 2012, we announced the planned acquisition of the business assets of Hemerus Medical, LLC , a Minnesota-based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. Under the terms of the agreement, we paid $1 million and we will pay up to $26 million contingent on certain regulatory approvals. Additionally, royalty payments on Hemerus products will apply for the next 10 years or until a maximum cumulative royalty amount of $14 million has been paid. We currently expect the Hemerus acquisition to close in the first half of fiscal 2014.

Financial Summary

	Three Months Ended			Six Months Ended
(in thousands, except per share data)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)
Net revenues	$218,178	$179,445	21.6%	$394,653	$350,014	12.8%
Gross profit	$101,762	$89,949	13.1%	$191,875	$178,698	7.4%
% of net revenues	46.6%	50.1%		48.6%	51.1%
Operating expenses	$91,861	$71,383	28.7%	$168,894	$136,223	24.0%
Operating income	$9,901	$18,566	(46.7)%	$22,981	$42,475	(45.9)%
% of net revenues	4.5%	10.3%		5.8%	12.1%
Other income (expense), net	$(1,311)	$445	(394.6)%	$(975)	$230	(523.9)%
Income before taxes	$8,590	$19,011	(54.8)%	$22,006	$42,705	(48.5)%
Provision for income tax	$2,043	$5,131	(60.2)%	$5,671	$11,877	(52.3)%
% of pre-tax income	23.8%	27.0%		25.8%	27.8%
Net income	$6,547	$13,880	(52.8)%	$16,335	$30,828	(47.0)%
% of net revenues	3.0%	7.7%		4.1%	8.8%
Earnings per share-diluted	$0.25	$0.54	(53.7)%	$0.63	$1.18	(46.6)%
Net revenues increased 21.6% and 12.8% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effects of foreign exchange, net revenues increased 22.5% and 12.7% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. This increase includes $28.6 million of sales from the recently acquired whole blood business. The remaining increase is from strong revenue growth from our plasma, surgical and diagnostics businesses. Fiscal 2012 revenue benefited from purchases by the Japan Red Cross (“JRC”) in March 2012 to avoid future supply disruptions in anticipation of an internal business system conversion, negatively impacting the three months ended June 30, 2012.

Operating income decreased 46.7% and 45.9% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effects of foreign exchange, operating income decreased 81.4% and 69.1% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012 as increased gross profits due to revenue from the acquisition of the whole blood business and other revenue growth was more than offset by higher costs of goods sold due to an $8.3 million step up in the value of acquired inventory and higher operating expenses including significant acquisition and integration costs totaling $11.5 million and $17.4 million for the three and six months ended September 29, 2012, respectively.

Net income decreased 52.8% and 47.0% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effects of foreign exchange, net income decreased 88.6% and 70.9% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. The decrease in net income was attributable to the decline in operating income described above.

RESULTS OF OPERATIONS
Net Revenues by Geography

	Three Months Ended			Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)
United States	$113,015	$86,339	30.9%	$200,922	$172,734	16.3%
International	105,163	93,106	12.9%	193,731	177,280	9.3%
Net revenues	$218,178	$179,445	21.6%	$394,653	$350,014	12.8%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 80 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 49% and 51% of total net revenues for the six months ended September 29, 2012 and October 1, 2011, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. Our results of operations are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	Three Months Ended			Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)
Disposables	$185,799	$147,408	26.0%	$331,287	$288,456	14.8%
Software solutions	18,043	17,199	4.9%	35,347	35,359	—%
Equipment & other	14,336	14,838	(3.4)%	28,019	26,199	6.9%
Net revenues	$218,178	$179,445	21.6%	$394,653	$350,014	12.8%
Disposable Revenues by Product Type

	Three Months Ended			Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)
Plasma disposables	$68,677	$64,408	6.6%	$132,555	$127,168	4.2%
Blood center disposables
Platelet	43,198	42,195	2.4%	80,440	79,504	1.2%
Red cell	11,918	11,645	2.3%	23,986	23,514	2.0%
Whole blood	28,620	—		28,620	—
	$83,736	$53,840	55.5%	$133,046	$103,018	29.1%
Hospital disposables
Surgical	18,804	16,206	16.0%	37,064	31,948	16.0%
OrthoPAT	7,645	7,295	4.8%	15,186	15,049	0.9%
Diagnostics	6,937	5,659	22.6%	13,436	11,273	19.2%
	$33,386	$29,160	14.5%	$65,686	$58,270	12.7%
Total disposables revenue	$185,799	$147,408	26.0%	$331,287	$288,456	14.8%
Disposables
Disposables revenue increased 26.0% and 14.8% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, disposables revenue increased 27.1% and 14.7% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012, driven primarily by $28.6 million of sales from the whole blood business and growth in our plasma, surgical and diagnostics businesses as discussed below.
Plasma
Plasma disposables revenue increased 6.6% and 4.2% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, plasma revenue increased 6.8% and 4.3% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012, primarily due to higher revenue from commercial fractionation customers in North America, where increased collections more than offset price reductions included in contract renewals completed in fiscal 2012.
Blood Center
Blood center consists of disposables used to collect blood components platelets and red cells and now whole blood. Platelet disposables revenue increased 2.4% and 1.2% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, platelet disposable revenue increased 1.3% and decreased 0.5% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. We experienced strong growth in emerging markets offset by declines in mature markets. Revenue in Japan was lower for the three months ended September 29, 2012 due to benefits from quality issues experienced with a competitor's device in the prior year, and for the six months ended September 29, 2012 due to the negative impact of the JRC ordering pattern described in the Financial Summary above.

Red cell disposables revenue increased 2.3% and 2.0% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, red cell disposables revenue increased 3.0% and 2.3% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012, due to increased account penetration at existing customers for red cells products in North America.

Whole blood disposables revenue was $28.6 million for the three and six months ended September 29, 2012, representing seven weeks of sales of products from the Pall acquisition of August 1, 2012. Revenue from the whole blood business for fiscal 2013 is expected to be $135-to-$145 million.

Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables increased 16.0% for both the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, surgical disposables revenue increased 13.5% and 13.2% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012, due to higher sales in North America, Europe and Japan associated with the positive impact of the Cell Saver Elite product launch, our next generation surgical device released during fiscal 2012. Surgical revenue also benefited from limited product availability from our primary competitor for the six months ended September 29, 2012 due to supply chain disruption associated with a natural disaster in Europe. Although product availability was recently restored for the competitive product, we expect surgical disposable revenue to continue to grow over the balance of fiscal 2013 based on the level of account penetration with Cell Saver Elite across the markets we serve.

Revenues from our OrthoPAT disposables increased 4.8% and 0.9% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, OrthoPAT disposables revenue increased by 3.9% and decreased 0.6% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Sales volumes have started to grow following declines in fiscal 2012 associated with the voluntary recall of our OrthoPAT devices initiated during the three months ended July 2, 2011
Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenues from our diagnostics products increased 22.6% and 19.2% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, diagnostics product revenues increased 18.1% and 14.3% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. The revenue increase is due to continued adoption of our TEG analyzer globally, principally in North America and China.

Software Solutions
Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues increased 4.9% and remained flat at 0.0% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, software revenues increased 7.3% and 1.7% for the three and six months ended September 29, 2012, respectively, as compared to the same period of fiscal 2012. The increases were primarily due to hospital software sales and installed base growth in North America.
Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period-to-period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues decreased (3.4)% and increased 6.9% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, equipment and other revenues decreased 3.4% and increased 7.2% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Year to date growth is primarily due to higher surgical and TEG equipment sales, particularly in emerging markets. The decline in revenue for the three months ended September 29, 2012 is due primarily to the timing of key awards in our distribution markets.

Gross Profit

	Three Months Ended			Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)
Gross profit	$101,762	$89,949	13.1%	$191,875	$178,698	7.4%
% of net revenues	46.6%	50.1%		48.6%	51.1%
Gross profit amounts increased 13.1% and 7.4% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, gross profit increased 10.5% and 4.5% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. Our gross profit margin decreased by (350) basis points and (250) basis points for the three and six month periods ending September 29, 2012, respectively, as compared to the same periods of fiscal 2012.

The decrease in gross profit margin for the three and six months ended September 29, 2012 includes approximately $8.3 million of costs of goods sold related to the increase in fair value of whole blood inventory acquired from Pall. These amounts will not have a continuing impact on gross margin following sell through of remaining acquired inventory during the three months ending December 31, 2012. The decrease in gross profit margin also included the mix impact of disposable sales, as whole blood gross margins are lower than average gross margins for our complete product line.

The decline in gross margin was partially offset by reduced equipment depreciation expense as a result of a change in estimated useful lives implemented during the three months ended June 30, 2012. The effect of this change in estimate will reduce fiscal year 2013 depreciation expense by approximately $4.5 million and increase income net of tax by approximately $3.3 million

Operating Expenses

	Three Months Ended			Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)	December 31, 2011	October 1, 2011	% Increase/ (Decrease)
Research and development	$10,827	$10,350	4.6%	$20,235	$18,959	6.7%
% of net revenues	5.0%	5.8%		5.1%	5.4%
Selling, general and administrative	$81,034	$62,613	29.4%	$148,659	$118,844	25.1%
% of net revenues	37.1%	34.9%		37.7%	34.0%
Contingent consideration	$—	$(1,580)	100.0%	$—	$(1,580)	(100.0)%
% of net revenues	—%	(0.9)%		—%	(0.5)%
Total operating expenses	$91,861	$71,383	28.7%	$168,894	$136,223	24.0%
% of net revenues	42.1%	39.8%		42.8%	38.9%
Research and Development
Research and development expenses increased 4.6% and 6.7% for the three and six months ended September 29, 2012, respectively, as compared to the same periods of fiscal 2012. These increases were primarily related to the general increase in development programs in support of long-term product plans. Research and development costs will increase in the second half of fiscal 2013 due to additional staff and program spending related to the whole blood acquisition and related product initiatives.
Selling, General and Administrative
During the three and six months ended September 29, 2012, selling, general and administrative expenses increased 29.4% and 25.1%, respectively, as compared to the same periods of fiscal 2012. These increases include acquisition and integration related expenses associated with the whole blood acquisition of $11.5 million and $17.4 million for the three and six months ended September 29, 2012, respectively. We also incurred approximately $8.0 million of incremental expenses to operate the whole blood business for two months following the August 1, 2012 acquisition.
Other Expense, Net
Other expense, net, increased for the three months and six months ended September 29, 2012 as compared to the same periods of fiscal 2012, primarily due to $1.5 million interest expense from the $475 million term loan.
Income Taxes

	Three Months Ended			Six Months Ended
	September 29, 2012	October 1, 2011	% Increase/ (Decrease)	September 29, 2012	October 1, 2011	% Increase/ (Decrease)
Reported income tax rate	23.8%	27.0%	(3.2)%	25.8%	27.8%	(2.0)%
The Company’s reported tax rate was 23.8% and 25.8% for the three and six months ended September 29, 2012, respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our operations in Switzerland as well as research and development credits. The decrease in the effective tax rate for the three and six months ended September 29, 2012 as compared to October 1, 2011 is due to lower statutory tax rates in Puerto Rico arising from the acquisition of the whole blood business in the current quarter and research and development credits.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	September 29, 2012	March 31, 2012
Cash & cash equivalents	$187,051	$228,861
Working capital	$420,606	$396,385
Current ratio	3.7	4.0
Net (debt)/cash position (1)	$(294,600)	$225,090
Days sales outstanding (DSO)	65	66
Disposable finished goods inventory turnover	5.7	5.7

(1)	Net (debt)/cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, and option exercises. On August 1, 2012, we entered into a loan agreement for $475 million which was used to finance the acquisition of certain assets of the blood collection, filtration and processing business of Pall Corporation. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily capital expenditures and share repurchases under programs authorized by the Board of Directors at its discretion and investments including acquisitions.

Cash Flows

	Six Months Ended
(in thousands)	September 29, 2012	October 1, 2011	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$33,567	$52,539	$(18,972)
Investing activities	(570,221)	(23,713)	(546,508)
Financing activities	494,812	(41,753)	536,565
Effect of exchange rate changes on cash and cash equivalents (1)	32	(359)	391
Net increase (decrease) in cash and cash equivalents	$(41,810)	$(13,286)	$(28,524)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Credit Facility
On August 1, 2012 in connection with the acquisition of the whole blood business, we entered into a credit agreement (“Credit Agreement”) with the banks listed below (together, “Lenders”) which provided for a $475 million term loan (the “Term Loan”) and a $50 million revolving loan (the “Revolving Credit Facility”, and together with the Term Loan, the “Credit Facilities”). The Credit Facilities have a term of five years and mature on July 31, 2017.
At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described the Business section above. The $475 million Term Loan bears interest at variable rates determined by LIBOR plus a range of 1.125% to 1.500% depending on the achievement of certain leverage ratios. The Revolving Credit Facility bears interest at variable rates similar to the Term Loan. The current margin of the Term Loan is 1.375% over one month LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was 2.0%.
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
The Credit Facilities also contain usual and customary non-financial affirmative and negative covenants which include with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dissolutions or liquidation, asset sales, affiliate transactions, change of our business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to important exceptions and qualifications set forth in the Credit Agreement. As of September 29, 2012 we were in compliance with the covenants.
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
Pursuant to the Credit Facilities, we are required to pay to our revolving credit lenders, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our Consolidated Total Leverage Ratio. The spreads on the commitment fee range from 0.175% to 0.300%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.250%.
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
Cash Flow Overview:
Six Month Comparison
Operating Activities:
Net cash provided by operating activities decreased by $19.0 million during the six months ended September 29, 2012 as compared to the six months ended October 1, 2011 primarily due to higher payments of acquisition and integration related costs and working capital investments related to the first two months of sales from the whole blood business, as accounts receivable were not included in the acquired assets.
Investing Activities:
Net cash used in investing activities increased by $546.5 million during the six months ended September 29, 2012 as compared to the six months ended October 1, 2011 due to the use of $535.1 million to acquire the whole blood business, of which $475.0 million was funded by term loan borrowings discussed below. The increase in net cash used in investing activities also included higher capital expenditures primarily related to the expansion of our installed equipment base with customers, particularly for plasma and hospital equipment.
Financing Activities:
Net cash provided by financing activities increased by $536.6 million during the six months ended September 29, 2012, as compared to the six month ended October 1, 2011 due primarily to a $475.0 million term loan used to finance the whole blood acquisition and $18.9 million of incremental proceeds from the exercise of share-based compensation. These were offset by lower cash payments to repurchase shares and $5.5 million of debt issuance costs paid related to the term loan closing.

Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.

We have not incurred significant losses on government receivables. We continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries' healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy, where our net accounts receivable is $20.8 million and $21.0 million as of September 29, 2012 and March 31, 2012 respectively may increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.
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
Foreign Exchange
During the six months ended September 29, 2012, approximately 49% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse effect on our results of operations and, conversely, whenever the U.S. dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled during fiscal years 2010, 2011, 2012, and 2013 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in Euro and the Japanese Yen. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY10	1.57		1.49		1.32		1.28
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	6%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	2%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.23	(13)%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY10	105.28		105.11		96.38		93.50
FY11	98.17	(7)%	94.91	(10)%	89.13	(8)%	89.78	(4)%
FY12	88.99	(9)%	85.65	(10)%	81.73	(8)%	82.45	(8)%
FY13	79.40	(11)%	76.65	(11)%	77.58	(5)%	78.69	(5)%
FY14	79.85	0.1%	79.29	3%
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY10	1.14		1.12		1.11		1.09
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(5)%	1.10	1%	1.00	1%
FY14	1.01	3%
British Pound - Hedge Spot Rate (US$ per GBP)
FY10	1.45		1.44		1.42		1.40
FY11	1.47	1%	1.65	15%	1.63	15%	1.59	14%
FY12	1.50	2%	1.54	(7)%	1.57	(4)%	1.58	(1)%
FY13	1.62	8%	1.63	6%	1.60	2%	1.57	(1)%
FY14	1.59	(2)%	1.57	(4)%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(21)%	0.92	(4)%	.92	—%
FY14	0.94	15%	0.97	14%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis
Recent Accounting Pronouncements
New pronouncements issued but not effective until after September 29, 2012 are not expected to have a material impact on financial position, results of operation or liquidity.
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
We adopted this standard in the first quarter of fiscal 2013 using the single continuous statement approach.

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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $10.5 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $11.2 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt.  Total outstanding debt under our credit facility as of September 29, 2012 was $475 million of term loan borrowings with an interest rate of 1.625% based on prevailing LIBOR rates.  An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.8 million.  All other long-term debt is at fixed rates.
ITEM 4. CONTROLS AND PROCEDURES
We conducted an evaluation, as of September 29, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 29, 2012.

We acquired Pall Corporation's transfusion medicine business on August 1, 2012. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. We are continuing to integrate the acquired operations into our overall internal control over financial reporting process. There has been no other change in our internal control over financial reporting during the quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Fenwal Patent Litigation

For the past five years, we have pursued a patent infringement lawsuit against Fenwal, the details of which are summarized in our Form 10-K for the fiscal year ended March 31, 2012. In January 2010, we were awarded damages and an injunction against Fenwal in connection with this lawsuit.

On June 2, 2010, the United States Court of Appeals reversed the trial court's claim construction and accordingly, vacated the injunction and damages previously awarded to Haemonetics and remanded the case to the trial court for further proceedings. On September 15, 2011, the trial court granted a summary judgment motion which essentially ended the U.S. case in Fenwal's favor.

We continue to pursue a patent infringement action in Germany against Fenwal and its European and German subsidiary, for Fenwal's infringement of Haemonetics' corresponding European patent to the Haemonetics patent at issue in the United States litigation. Further details related to these proceedings have been disclosed in our Form 10-K for the fiscal year ended March 31, 2012. There has been no material developments related to these proceedings during the current fiscal year.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the August 1, 2012 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2013. Through September 29, 2012, the Company repurchased 74,300 shares of its common stock for an aggregate purchase price of $5.3 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August 1, 2011 to December 31, 2011	74,300	$71.91	$5,342,978	$44,657,022
Total	74,300	$71.91	$5,342,978	$44,657,022
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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 29, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
November 7, 2012	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2012	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development
(Principal Financial Officer)