Form 10-Q
period 2012-12-29
HAEMONETICS CORP
filed 2013-02-01
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: December 29, 2012
Commission File Number: 001-14041
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
The number of shares of $0.01 par value common stock outstanding as of December 29, 2012:
51,638,739

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net revenues	$247,395	$191,160	$642,048	$541,174
Cost of goods sold	134,280	95,229	337,058	266,545
Gross profit	113,115	95,931	304,990	274,629
Operating expenses:
Research and development	10,588	9,232	30,823	28,190
Selling, general and administrative	86,780	61,376	235,438	180,221
Contingent consideration income	—	—	—	(1,580)
Total operating expenses	97,368	70,608	266,261	206,831
Operating income	15,747	25,323	38,729	67,798
Other income (expense), net	(2,542)	140	(3,518)	370
Income before provision for income taxes	13,205	25,463	35,211	68,168
Provision for income taxes	3,301	7,211	8,972	19,088
Net income	$9,904	$18,252	$26,239	$49,080

Net income per share - basic	$0.19	$0.36	$0.51	$0.97

Net income per share - diluted	$0.19	$0.36	$0.50	$0.95
Weighted average shares outstanding
Basic	51,707	50,154	51,364	50,818
Diluted	52,606	50,876	52,264	51,666

Comprehensive income	$12,239	$18,585	$24,020	$48,657
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 29, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193,181	$228,861
Accounts receivable, less allowance of $1,715 at December 29, 2012 and $1,480 at March 31, 2012	167,347	135,464
Inventories, net	180,037	117,163
Deferred tax asset, net	10,807	9,665
Prepaid expenses and other current assets	47,510	35,976
Total current assets	598,882	527,129
Property, plant and equipment:
Land, building and building improvements	80,242	59,816
Plant equipment and machinery	196,869	136,057
Office equipment and information technology	100,955	88,185
Haemonetics equipment	241,435	226,476
Total property, plant and equipment	619,501	510,534
Less: accumulated depreciation	(356,373)	(348,877)
Net property, plant and equipment	263,128	161,657
Other assets:
Intangible assets, less amortization of $71,102 at December 29, 2012 and $54,973 at March 31, 2012	273,695	96,549
Goodwill	321,284	115,058
Deferred tax asset, long term	733	23
Other long-term assets	16,651	10,719
Total other assets	612,363	222,349
Total assets	$1,474,373	$911,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$14,197	$894
Accounts payable	53,077	35,425
Accrued payroll and related costs	40,897	29,451
Accrued income taxes	6,632	8,075
Deferred tax liability	250	64
Other liabilities	62,557	56,835
Total current liabilities	177,610	130,744
Long-term debt, net of current maturities	468,250	2,877
Long-term deferred tax liability	25,497	23,332
Other long-term liabilities	23,858	21,551
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding —51,638,739 shares at December 29, 2012 and 50,603,798 shares at March 31, 2012	516	506
Additional paid-in capital	362,199	322,232
Retained earnings	409,553	400,783
Accumulated other comprehensive income	6,890	9,110
Total stockholders’ equity	779,158	732,631
Total liabilities and stockholders’ equity	$1,474,373	$911,135

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 29, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net income	$26,239	$49,080
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	46,741	37,256
Stock compensation expense	7,931	6,727
Loss on sales of property, plant and equipment	472	280
Unrealized loss from hedging activities	617	1,365
Contingent consideration income	—	(1,580)
Reversal of interest expense on contingent consideration	—	(574)
Change in operating assets and liabilities:
Increase in accounts receivable, net	(32,165)	(1,461)
Increase in inventories	(12,732)	(23,047)
(Increase)/decrease in prepaid income taxes	(1,673)	14,949
Increase in other assets and other long-term liabilities	(4,489)	(874)
Tax benefit of exercise of stock options	3,905	1,410
Increase/(decrease) in accounts payable and accrued expenses	22,686	(2,188)
Net cash provided by operating activities	57,532	81,343
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(49,685)	(36,959)
Proceeds from sale of property, plant and equipment	1,290	517
Acquisition of Whole Blood Business	(535,144)	—
Investment in Hemerus	(1,000)	—
Net cash used in investing activities	(584,539)	(36,442)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(658)	(882)
Net increase in short-term loans	4,557	1,529
Term Loan borrowings	475,000	—
Debt issuance costs	(5,461)	—
Proceeds from employee stock purchase plan	4,142	3,722
Proceeds from exercise of stock options	28,342	9,076
Excess tax benefit on exercise of stock options	3,158	839
Share repurchases	(18,042)	(49,998)
Net cash provided by (used in) financing activities	491,038	(35,714)
Effect of exchange rates on cash and cash equivalents	289	(522)
Net (Decrease)/Increase in Cash and Cash Equivalents	(35,680)	8,665
Cash and Cash Equivalents at Beginning of Year	228,861	196,707
Cash and Cash Equivalents at End of Period	$193,181	$205,372
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$19,606	$10,912
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,020	$322
Income taxes paid	$8,900	$6,098
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the nine month period ended December 29, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2013, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 31, 2012.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. There were no material recognized subsequent events recorded in the December 29, 2012 consolidated financial statements.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2013 and 2012 include 52 weeks with each quarter having 13 weeks.
On October 29, 2012 the Company announced that its Board of Directors approved a two-for-one split of the Company's common stock in the form of a stock dividend. The stock split was effective on November 30, 2012 to stockholders of record as of November 9, 2012. Unless otherwise indicated, all common stock shares and per share information referenced within the Interim Consolidated Financial Statements have been retroactively adjusted to reflect the stock split. The exercise price of each outstanding option has also been proportionately and retroactively adjusted for all periods presented. Par value per share and authorized shares were however not affected by the stock split.
2. RECENT ACCOUNTING PRONOUNCEMENTS
New pronouncements issued but not effective until after December 29, 2012 are not expected to have a material impact on financial position, results of operation or liquidity.
Standards Implemented
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the presentation requirements for comprehensive income to include total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted and amendments do not require any transition disclosures. We adopted this standard in the first quarter of fiscal 2013 using the single continuous statement approach.
Forthcoming Guidance
In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets for impairment, other than goodwill, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption allowed. The Company does not expect the adoption of this standard will have a material effect on its financial condition or results of operations.
In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. This update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.
3. ACQUISITIONS
Pall Acquisition
On August 1, 2012, we completed the acquisition from Pall Corporation (“Pall”) of substantially all of the assets relating to its blood collection, filtration, processing, storage, and re-infusion product lines, and all of the outstanding equity interest in Pall Mexico Manufacturing, S. de R.L. de C.V., a subsidiary of Pall based in Mexico pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with Pall. We refer to the acquired business as the “whole blood business.”

At the closing of the transaction, we paid Pall $535.1 million in cash consideration, which is subject to post-closing adjustments. During the three months ended December 29, 2012 we accrued $4.6 million for post-closing adjustments related to estimated historical earnings and working capital transferred which will be paid to Pall in the fourth quarter of fiscal 2013. We anticipate paying an additional $15.0 million upon replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement.

We entered into a credit agreement on August 1, 2012 in connection with the transaction which includes a $475.0 million term loan to fund the majority of the cash paid to Pall. See Note 14 for a detailed description of the key terms and provisions of the credit agreement.
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
The assets and liabilities acquired from Pall were recorded at fair value at the date of acquisition. During the current period, we updated the fair value of assets and liabilities recorded as of the date of acquisition with a corresponding adjustment to goodwill to reflect such updates to the allocation of purchase price.
The allocation of purchase price, and assessment of useful lives, is preliminary and based on management's judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets and preliminary estimates of the fair value of liabilities assumed. The allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized and valuation assessments of inventory, property, plant and equipment and intangible assets, and estimates of the fair value of liabilities assumed are completed. We expect to complete these valuations by March 30, 2013.

The preliminary allocation of the purchase price to the estimated fair value of the acquired assets and liabilities is summarized as follows:

Asset class	Amounts Recognized as of December 29, 2012 (Provisional)
(in thousands)
Inventories	$50,741
Property, plant and equipment	93,847
Intangible assets	188,500
Other assets/liabilities, net	320
Goodwill	206,303
Fair value of net assets acquired	$539,711
The adjusted fair value of the acquired assets and liabilities are reflected in the Consolidated Balance Sheets.
The provisional allocation of purchase price changed as compared to the initial allocation as of September 29, 2012 as follows: inventory reduced by $1.7 million, property, plant and equipment increased by $23.1 million, intangible assets reduced by $18.3 million, other assets increased by $0.1 million, liabilities reduced by $2.0 million and goodwill decreased by $0.7 million. This is represented by an increase in purchase consideration of $4.5 million arising from provisional customary adjustments.
The $188.5 million of acquired intangible assets was allocated to acquired technology and customer relationships at preliminary fair values of $61.0 million and $127.5 million, respectively. The acquired assets are amortized over the preliminary estimate of their useful lives of 11 years on a straight-line basis. We will conclude on the useful lives of acquired assets in connection with finalizing the overall purchase price allocation. We recorded $3.7 million and $7.1 million in amortization expense relating to the acquired intangible assets for the three and nine months ended December 29, 2012.
Preliminary goodwill represents the excess of the purchase price over the fair value of the net assets. Preliminary goodwill of $206.3 million represents future economic benefits expected to arise from work force at the various plants and locations and significant technological know-how in filter manufacturing. All of the domestic goodwill is deductible for tax purposes.
Revenue and earnings for the whole blood business from acquisition was $83.5 million and $8.0 million, respectively. The estimated impact to earnings includes $11.1 million of costs of goods sold related to the increase in fair value of acquired inventory.

We recognized $3.2 million of transaction costs related to the whole blood acquisition in the consolidated statements of income and comprehensive income for the nine months ended December 29, 2012.
The following represents the pro forma consolidated statements of income and comprehensive income as if the acquisition of the whole blood business had been included in our consolidated results on April 3, 2011. The common stock weighted average number of shares used in calculating the pro-forma earnings per share has been retroactively adjusted for the stock split:

	Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011
Net sales	$713,981	$703,023
Net income	42,975	47,961
Basic earnings per share	$0.84	$0.94
Diluted earnings per share	$0.82	$0.93

The unaudited consolidated pro-forma financial information above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 3, 2011, as adjusted for the applicable tax impact. As our acquisition of the whole blood business was completed on August 1, 2012, the pro-forma adjustments for the nine months ended December 29, 2012 in the table below only include the required adjustments through August 1, 2012.

	Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011
Transaction costs (1)	$3,184	$—
Amortization of inventory fair value adjustment (2)	11,067	(11,067)
Amortization of acquired intangible assets (3)	(5,712)	(12,852)
Interest expense incurred on acquisition financing (4)	(3,173)	(7,137)
Selling, general and admin expenses (5)	(3,513)	(7,905)

(1)	Eliminated transactions costs as these non-recurring costs were incurred in the first and second quarters of FY13.

(2)
Added additional expense in the period ended December 31, 2011 to reflect the inventory fair value adjustments which would have been amortized had the transaction been consummated on April 3, 2011 as the corresponding inventory would have been completely sold during the first two quarters of 2011. Also, deducted the actual inventory fair value adjustment recorded in the nine months ended December 29, 2012 to reflect the pro-forma consumption of inventory in 2011.

(3)	Added additional amortization of the acquired whole blood intangible assets recognized at fair value in purchase accounting.

(4)	Added additional interest expense for the debt used to finance the acquisition.

(5)
Additional investments in infrastructure costs to replicate certain support functions performed by division or corporate organizations of Pall that did not transfer in the acquisition. These costs are primarily related to information technology infrastructure and application costs, and personnel costs required to expand regional and corporate administrative and sales support functions. These costs are not intended to be representative of actual costs incurred by Pall Corporation, and represent Haemonetics' best estimate of future incremental costs on an annualized basis.  Actual incremental investments may differ from these estimates.

Prior to the acquisition, we had purchased filters from the whole blood business for inclusion in some of our devices. The transactional value between both parties approximated $10.0 million which was recorded as a cost of sale. At the acquisition date, there were no amounts due to or due from the whole blood business.
4. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares. The common stock weighted average number of shares has been retroactively adjusted for the stock split.

	Three Months Ended
	December 29, 2012	December 31, 2011
	(in thousands, except per share amounts)
Basic EPS
Net income	$9,904	$18,252
Weighted average shares	51,707	50,154
Basic income per share	$0.19	$0.36
Diluted EPS
Net income	$9,904	$18,252
Basic weighted average shares	51,707	50,154
Net effect of common stock equivalents	899	722
Diluted weighted average shares	52,606	50,876
Diluted income per share	$0.19	$0.36

	Nine Months Ended
	December 29, 2012	December 31, 2011
	(in thousands, except per share amounts)
Basic EPS
Net income	$26,239	$49,080
Weighted average shares	51,364	50,818
Basic income per share	$0.51	$0.97
Diluted EPS
Net income	$26,239	$49,080
Basic weighted average shares	51,364	50,818
Net effect of common stock equivalents	900	848
Diluted weighted average shares	52,264	51,666
Diluted income per share	$0.50	$0.95
Weighted average shares outstanding, assuming dilution, excludes the impact of 0.7 million and 0.4 million stock options for the three and nine months ended December 29, 2012, respectively, and 1.8 million and 1.2 million stock options for the three and nine months ended December 31, 2011, respectively, because these securities were anti-dilutive during the noted periods.
5. STOCK-BASED COMPENSATION
Stock-based compensation expense of $7.9 million and $6.7 million was recognized for the nine months ended December 29, 2012 and December 31, 2011, respectively. The related income tax benefit recognized was $2.5 million and $2.0 million for the nine months ended December 29, 2012 and December 31, 2011, respectively.
The weighted average fair value for our options granted was $9.76 and $8.15 for the nine months ended December 29, 2012 and December 31, 2011, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Nine Months Ended
	December 29, 2012	December 31, 2011
Stock Options Black-Scholes assumptions (weighted average):
Volatility	26.94%	27.95%
Expected life (years)	5.0	4.9
Risk-free interest rate	0.72%	1.12%
Dividend yield	—%	—%
During the nine months ended December 29, 2012 and December 31, 2011, there were 150,763 and 154,520 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $27.47 and $24.58 per share, respectively.
6. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011
Warranty accrual as of the beginning of the period	$796	$1,273
Warranty provision	884	1,897
Warranty spending	(1,076)	(1,680)
Warranty accrual as of the end of the period	$604	$1,490

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(in thousands)	December 29, 2012	March 31, 2012
Raw materials	$58,508	$41,219
Work-in-process	8,979	4,640
Finished goods	112,550	71,304
	$180,037	$117,163
8. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the nine months ended December 29, 2012, approximately 49.4% of our sales were generated outside the U.S. generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of December 29, 2012 and March 31, 2012 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders' Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $133.4 million as of December 29, 2012 and $162.1 million as of March 31, 2012.

During the nine months ended December 29, 2012, we recognized net gains of $2.0 million in earnings on our cash flow hedges. For the nine months ended December 29, 2012, a $0.4 million gain related to foreign exchange hedge contracts, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $0.4 million for the nine months ended December 31, 2011. At December 29, 2012, losses of $0.4 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of December 29, 2012 mature within twelve months.

Non-designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $68.9 million as of December 29, 2012 and $45.5 million as of March 31, 2012.

Interest Rate Swaps

On August 1, 2012, we entered into a credit agreement which provided for a $475.0 million term loan (“Term Loan”). Under the terms of this Credit Agreement, the Company may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, the Company has chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow us to borrow in multiple tranches. While we currently borrow in a single tranche, in the future, we may choose to borrow in multiple tranches.

Accordingly, our earnings and cash flows are exposed to interest rate risk from changes in adjusted LIBOR. Part of our interest rate risk management strategy includes the use of interest rate swaps to mitigate our exposure to changes in variable interest rates. Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. If the interest rate swap qualifies for hedge accounting, we formally document our hedge relationships (including identifying the hedged instrument and hedged item) at hedge inception. On a quarterly basis, we assess whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. We do not hold or issue interest rate swaps for trading purposes. We manage the credit risk of the counterparties by dealing only with institutions that we consider financially sound and consider the risk of non-performance to be remote.
On December 21, 2012, we entered into two interest rate swap agreements ("the swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional value of $250.0 million of debt. The interest rate swaps mature on August 1, 2017. The Company designated the interest rate swaps as a cash flow hedge of variable interest rate risk associated with $250.0 million of indebtedness. For the nine months ended December 29, 2012, $0.6 million of losses, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges. At December 29, 2012, losses of $0.1 million may be reclassified to earnings within the next twelve months.
We did not have fair value hedges or net investment hedges outstanding as of December 29, 2012 or March 31, 2012.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income and consolidated income for the nine months ended December 29, 2012.

Derivative Instruments	Amount of Loss Recognized in AOCI (Effective Portion)	Amount of Loss Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations	Amount of loss Excluded from Effectiveness Testing (*)	Location in Statement of Operations
(in thousands)
Designated foreign currency hedge contracts, net of tax	$(374)	$2,011	Net revenues, COGS, and SG&A	$(380)	Other income (expense), net
Non-designated foreign currency hedge contracts	—	—		(930)	Other income (expense)
Designated interest rate swaps, net of tax	576	$—	Interest income (expense), net	$—
(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 29, 2012, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of December 29, 2012 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(in thousands)	Location in Balance Sheet	As of December 29, 2012	As of March 31, 2012
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$3,904	$6,186
		$3,904	$6,186
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,343	$1,185
Designated interest rate swaps	Other current liabilities	$927	$—
		$2,270	$1,185
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the three and nine months ended December 29, 2012, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We determine the fair value of these instruments using the framework prescribed by ASC Topic 820 by considering the estimated amount we would receive or pay to terminate these agreements at the reporting date and by taking into account current spot rates, current interest rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. We have classified our foreign currency hedge contracts and interest rate swaps within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments. The fair value of our foreign currency hedge contracts is the estimated amount that the Company would receive or pay upon liquidation of the contracts, taking into account the change in currency exchange rates. The fair value of our interest rate swaps is determined using widely accepted valuation techniques, using observable market-based inputs, including interest rate curves and interest rate volatility and reflects the contractual terms of these instruments, including the period to maturity.

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 29, 2012:

(in thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$142,919	$—	$—	$142,919
Foreign currency hedge contracts	—	$3,904	—	3,904
	$142,919	$3,904	$—	$146,823
Liabilities
Foreign currency hedge contracts	$—	$1,343	$—	$1,343
Interest rate swap	—	927	—	927
	$—	$2,270	$—	$2,270
Release of Neoteric Contingent Consideration
Under ASC Topic 805, Business Combinations, we established a liability for payments to former shareholders of Neoteric which were contingent on the performance of the Blood Track business in the first three years post-acquisition, beginning with fiscal 2010. We have reviewed the expected performance versus the performance thresholds for payment. Because the expected performance thresholds will not be achieved, we recorded an adjustment to the fair value of the contingent consideration liability. This appears as contingent consideration income of $1.6 million in the accompanying consolidated statements of income and comprehensive income for the nine months ended December 31, 2011.
In September 2011, we entered into an agreement to release the Company from the contingent consideration due to the former shareholders of Neoteric. Under the terms of the agreement, the former shareholders of Neoteric received $0.7 million in exchange for releasing the Company from any future claims for contingent consideration. The Company paid the $0.7 million settlement amount during September 2011 and has recorded the associated expense in the selling, general and administrative line item in the accompanying consolidated statements of income and comprehensive income.
Other Fair Value Disclosures
The fair value of our real estate mortgage obligation was $2.3 million and $3.1 million at December 29, 2012 and March 31, 2012, respectively. This liability is a Level 2 financial instrument and the fair value has been determined using a net present value calculation of the future mortgage payments due, discounted by a rate derived from corresponding U.S. Treasury rates. The $475.0 million term loan is carried at amortized cost and accounts receivable and accounts payable are also reported at their cost which approximates fair value.
9. INCOME TAXES
The reported tax rate was 25.0% and 25.5% for the three and nine months ended December 29, 2012, respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our operations in Switzerland.
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
During the third quarter of fiscal 2013, we issued a field action letter to blood center customers requesting visual inspection of a component of certain whole blood collection sets, due to the potential for a leak to occur at a very low frequency.  The component, referred to as a Y connector, was supplied by a contract manufacturer. We recorded inventory reserves of $6.1 million in cost of goods sold within the consolidated statement of income for the three months ended December 29, 2012 for removal of affected whole blood collection sets from inventory for destruction or rework. We will pursue all available means of financial recovery related to this inventory loss. However, no salvage or recovery value from these efforts was recorded as we cannot currently conclude whether a favorable outcome will result.
During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with our High Separation Core Bowl (“HS Core”), a plasma disposable product used primarily to collect plasma for transfusion. Certain of these customers also made subsequent claims regarding financial losses alleged to have been incurred as a result of this matter. Certain of these claims were recoverable under our product liability insurance policy. To date, we have recognized a $10.3 million liability offset by insurance receivables of $8.2 million and an expense of $2.1 million. As of December 29, 2012, all liabilities incurred as a result of the HS Core issue have been paid and receivables from our insurers have been collected. We do not expect to record additional material claims or insurance recoveries related to this matter.

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

Enterprise-Wide Disclosures about Product and Services

We have four global product families: plasma, blood center, hospital, and software solutions. Beginning August 1, 2012, we integrated the whole blood business as part of the blood center product family.
Our products include manual blood collection kits, devices and the disposable single-use sterile kits used with these devices. Disposables include the plasma, blood center, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals (also known as source plasma). Blood center consists of manual collection kits and disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients. Hospital consists of surgical disposables (principally the Cell Saver® and Cell Saver Elite ® autologous blood recovery systems targeted toward procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and the cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following cardiovascular surgery to recover blood and the patient’s red cells to prepare them for reinfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after orthopedic surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s blood clotting ability before, during and after surgery). Software solutions include information technology platforms that assist blood centers, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

Revenues from External Customers:

	Three Months Ended
(in thousands)	December 29, 2012	December 31, 2011
Disposable revenues
Plasma disposables	$68,102	$69,040
Blood center disposables
Platelet	45,139	44,383
Red cell	11,752	12,162
Whole blood	54,894	—
	111,785	56,545
Hospital disposables
Surgical	18,900	17,333
OrthoPAT	7,090	7,755
Diagnostics	6,761	5,681
	32,751	30,769
Disposables revenue	212,638	156,354
Software solutions	16,008	15,849
Equipment & other	18,749	18,957
Net revenues	$247,395	$191,160

	Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011
Disposable revenues
Plasma disposables	$200,657	$196,206
Blood center disposables
Platelet	125,579	123,888
Red cell	35,738	35,676
Whole blood	83,514	—
	244,831	159,564
Hospital disposables
Surgical	55,965	49,281
OrthoPAT	22,276	22,804
Diagnostics	20,196	16,955
	98,437	89,040
Disposables revenue	543,925	444,810
Software solutions	51,354	51,208
Equipment & other	46,769	45,156
Net revenues	$642,048	$541,174

12. RESTRUCTURING
During the nine months ended December 29, 2012, our restructuring activities primarily consisted of reorganizations within our research and development, manufacturing and software operations. Employee-related costs primarily consist of employee severance and benefits. Facility-related costs primarily consist of charges associated with closing facilities, related lease obligations, and other related costs.

For the three and nine months ended December 29, 2012, we incurred $2.9 million and $5.2 million of restructuring charges. Restructuring expenses have been primarily included as a component of selling, general and administrative expense in the accompanying statements of income. We anticipate that we will incur additional restructuring charges related to these initiatives over the remaining three months of fiscal 2013.
The following summarizes the restructuring activity for the nine months ended December 29, 2012 and December 31, 2011, respectively:

	Nine Months Ended December 29, 2012
(in thousands)	Balance at March 31, 2012	Cost Incurred	Payments	Restructuring Accrual Balance at December 29, 2012
Employee-related costs	$1,461	$4,807	$(3,682)	$2,586
Facility-related costs	533	418	(741)	210
	$1,994	$5,225	$(4,423)	$2,796

	Nine Months Ended December 31, 2011
(in thousands)	Balance at April 2, 2011	Cost Incurred	Payments	Restructuring Accrual Balance at December 31, 2011
Employee-related costs	$2,782	$3,732	$(3,899)	$2,615
Facility-related costs	889	1,127	(1,269)	747
	$3,671	$4,859	$(5,168)	$3,362

13. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
For costs incurred related to the development of software to be sold, leased, or otherwise marketed, we apply the provisions of ASC Topic 985-20, Software - Costs of Software to be Sold, Leased or Marketed, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.
We capitalized $4.7 million and $4.4 million in software development costs for ongoing initiatives during the nine month periods ended December 29, 2012 and December 31, 2011, respectively. At December 29, 2012 and March 31, 2012, we have a total of $18.4 million and $15.4 million, respectively, of costs capitalized related to in-process software development initiatives. During the first quarter of fiscal 2013, $1.7 million of capitalized costs related to one project were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

14. DEBT

Our debt as of December 29, 2012 and March 31, 2012 consists of the following:

(in thousands)	December 29, 2012	March 31, 2012
Term loan	$475,000	$—
Mortgage	3,107	3,771
Bank loan	4,340	—
Less current portion	(14,197)	(894)
Long term debt less current portion	$468,250	$2,877

On August 1, 2012 in connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with the banks listed below (together, “Lenders”) which provided for a $475.0 million term loan and a $50.0 million revolving loan (the “Revolving Credit Facility,” and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities have a term of five years and mature on August 1, 2017.

Under the terms of this Credit Agreement, the Company may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, the Company has chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit

Agreement also allow the Company to borrow in multiple tranches. While the Company currently borrows in a single tranche, in the future, it may choose to borrow in multiple tranches.

At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described in Note 3. The $475.0 million Term Loan bears interest at variable rates determined by Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of certain leverage ratios. The Revolving Credit Facility bears interest at variable rates similar to the Term Loan. The current margin of the Term Loan is 1.375% over Adjusted LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was 2.0%.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts were outstanding under the Revolving Credit Facility at December 29, 2012. The Term Loan or portions thereof may be prepaid at any time, or from time to time without penalty. Once repaid, such amount may not be re-borrowed. The principal amount of the term loan is repayable quarterly over five years and amortizes as follows:

•	0% during the first year

•	7.5% during the second year

•	12.5% during the third year

•	17.5% during the fourth year and

•	62.5% during the fifth year.

Under the Credit Facilities, we are required to maintain a Consolidated Total Leverage Ratio not to exceed 3.0:1.0 and a Consolidated Interest Coverage Ratio not to be less than 4.0:1.0 during periods when the Credit Facilities are outstanding. In addition, we are required to satisfy these covenants, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) on the Revolving Credit Facility as of the time of such borrowings. The Consolidated Interest Coverage Ratio is calculated as the Consolidated EBITDA divided by Consolidated Interest Expense while the Consolidated Total Leverage Ratio is calculated as Consolidated Total Debt divided by Consolidated EBITDA. Consolidated EBITDA includes EBITDA adjusted by non-recurring and unusual transactions specifically as defined in the Credit Facilities.

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

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of December 29, 2012, we were in compliance with the covenants.

Commitment fee
Pursuant to the Credit Agreement we are required to pay the Lenders, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our Consolidated Total Leverage Ratio. The commitment fee ranges from 0.175% to 0.300%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.250%.

We may elect to increase the size of the Revolving Credit Facility from $50.0 million to $100.0 million. Alternatively, we may elect to enter into additional term loans up to a $100.0 million combined limit with the Revolving Credit Facility. These elections are subject to the approval of the Administrative Agent and the identification of additional Lenders or current Lenders willing to increase their loan amounts per the terms and conditions contained in the Credit Agreement.

Debt issuance costs and interest
Expenses associated with the issuance of the Term Loan were capitalized and are amortized over the five years using the effective interest method. In connection with the Term Loans, we recorded deferred financing costs of $5.5 million.

Interest expense was $2.3 million and $4.0 million for the three and nine months ended December 29, 2012, respectively. Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of December 29, 2012, accrued interest totaled $0.7 million.

Parties to the credit facilities
The Lenders party to the Credit Agreement are JP Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. as Syndication Agent, J P Morgan Securities LLC and Citibank, N.A. as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., RBS Citizens, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., Sumitomo Mitsui Banking Corporation, TD Bank, N.A. and US Bank, N.A. as Co-Documentation Agents, Union Bank, N.A., PNC Bank, National Association and Sovereign Bank, N.A. as Senior Managing Agents and the syndicate lenders that are parties thereto.

The other debt as of December 29, 2012 includes the real estate mortgage loan of $3.1 million described in our annual financial statements and short term bank borrowings of $4.3 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our fiscal year 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2012. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information.”
Our Business
Haemonetics is a blood management solutions company. Anchored by our medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain. On August 1, 2012 we completed the acquisition of the business assets of the blood collection, filtration and processing product lines of Pall Corporation. At the closing of the transaction, we paid $535.1 million in cash consideration subject to typical post-closing adjustments to reflect certain cost allocations, assets and liabilities. The acquisition was funded utilizing $475.0 million of loans and the remainder from cash on hand. The blood processing systems and equipment acquired are for use in transfusion medicine and include Pall's manufacturing facilities in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of Pall's assets in Fajardo, Puerto Rico. Approximately 1,300 employees transferred to Haemonetics. We anticipate paying an additional $15.0 million upon the replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement. We refer to this newly acquired business as the whole blood business.

In April 2012, we announced the planned acquisition of the business assets of Hemerus Medical, LLC, a Minnesota-based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. Under the terms of the agreement, we paid $1.0 million and we will pay up to $26.0 million contingent on certain regulatory approvals. Additionally, royalty payments on Hemerus products will apply for the next 10 years or until a maximum cumulative royalty amount of $14.0 million has been paid. We currently expect the required regulatory approvals in the first quarter of fiscal 2014. Because our acquisition agreement expires on April 30, 2013, accordingly, negotiations of an extension to the agreement may be required.

Our medical device systems provide both automated and manual collection and processing of donated blood, assess likelihood for blood loss, salvage and process blood from surgery patients, and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) some of which only operate with our specialized devices. Specifically, our plasma and blood center systems allow users to collect and process only the blood component(s) they target - plasma, platelets, or red blood cells - increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient's clotting ability) to aid clinicians in assessing the cause of bleeding, resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital. Our manual blood collection and filtration systems enable the manual collection of all blood components while detecting bacteria, thus reducing the risks of infection through transfusion.

When placed devices remain our property, the customer has the right to use these for a period of time as long as the customer meets certain conditions we have established, which, among other things, generally include one or more of the following:

•	Purchase and consumption of a minimum level of disposables products;

•	Payment of monthly rental fees; and

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Our disposables revenue stream includes the sales of manual collection and filtration systems, device disposables and fees for the use of our equipment, which accounted for approximately 84.7% and 82.2% of our total revenues for the nine months ended December 29, 2012 and December 31, 2011, respectively.

Financial Summary

	Three Months Ended			Nine Months Ended
(in thousands, except per share data)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)
Net revenues	$247,395	$191,160	29.4%	$642,048	$541,174	18.6%
Gross profit	$113,115	$95,931	17.9%	$304,990	$274,629	11.1%
% of net revenues	45.7%	50.2%		47.5%	50.7%
Operating expenses	$97,368	$70,608	37.9%	$266,261	$206,831	28.7%
Operating income	$15,747	$25,323	(37.8)%	$38,729	$67,798	(42.9)%
% of net revenues	6.4%	13.2%		6.0%	12.5%
Other income (expense), net	$(2,542)	$140		$(3,518)	$370
Income before taxes	$13,205	$25,463	(48.1)%	$35,211	$68,168	(48.3)%
Provision for income tax	$3,301	$7,211	(54.2)%	$8,972	$19,088	(53.0)%
% of pre-tax income	25.0%	28.3%		25.5%	28.0%
Net income	$9,904	$18,252	(45.7)%	$26,239	$49,080	(46.5)%
% of net revenues	4.0%	9.5%		4.1%	9.1%
Earnings per share-diluted	$0.19	$0.36	(47.2)%	$0.50	$0.95	(47.4)%
Net revenues increased 29.4% and 18.6% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effects of foreign exchange, net revenues increased 28.7% and 17.8% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. This increase includes sales from the recently acquired whole blood business of $54.9 million and $83.5 million for the three and nine months ended December 29, 2012, respectively. The remaining increase for the three months ended December 29, 2012 is primarily due to revenue growth from our surgical and diagnostics businesses. The increase for the nine months ended December 29, 2012 also included growth in our plasma business. Fiscal 2012 revenue benefited from purchases by the Japan Red Cross (“JRC”) in March 2012 to avoid future supply disruptions in anticipation of an internal business system conversion, negatively impacting the nine months ended December 29, 2012.
Operating income decreased 37.8% and 42.9% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effects of foreign exchange, operating income decreased 34.2% and 51.9% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012 as increased gross profit due to revenue growth was more than offset by higher costs of goods sold due to a $2.8 million and $11.1 million acquisition-related step-up in the value of acquired inventory respectively, higher operating expenses including significant acquisition and integration costs totaling $11.7 million and $29.1 million, respectively and a $6.1 million inventory reserve for a quality matter with a component of our whole blood disposable inventory which occurred in the three months ended December 29, 2012. This matter is discussed in the gross profit section below.
Net income decreased 45.7% and 46.5% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effects of foreign exchange, net income decreased 43.5% and 56.1% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. The decrease in net income was attributable to the decrease in operating income described above and additional interest expense.

RESULTS OF OPERATIONS
Net Revenues by Geography

	Three Months Ended			Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)
United States	$125,362	$92,123	36.1%	$324,755	$264,857	22.6%
International	122,033	99,037	23.2%	317,293	276,317	14.8%
Net revenues	$247,395	$191,160	29.4%	$642,048	$541,174	18.6%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 97 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 49.4% and 51.1% of total net revenues for the nine months ended December 29, 2012 and December 31, 2011, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. Our revenues are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	Three Months Ended			Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)
Disposables	$212,638	$156,354	36.0%	$543,925	$444,810	22.3%
Software solutions	16,008	15,849	1.0%	51,354	51,208	0.3%
Equipment & other	18,749	18,957	(1.1)%	46,769	45,156	3.6%
Net revenues	$247,395	$191,160	29.4%	$642,048	$541,174	18.6%
Disposable Revenues by Product Type

	Three Months Ended			Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)
Plasma disposables	$68,102	$69,040	(1.4)%	$200,657	$196,206	2.3%
Blood center disposables
Platelet	45,139	44,383	1.7%	125,579	123,888	1.4%
Red cell	11,752	12,162	(3.4)%	35,738	35,676	0.2%
Whole blood	54,894	—	100.0%	83,514	—	100.0%
	$111,785	$56,545	97.7%	$244,831	$159,564	53.4%
Hospital disposables
Surgical	18,900	17,333	9.0%	55,965	49,281	13.6%
OrthoPAT	7,090	7,755	(8.6)%	22,276	22,804	(2.3)%
Diagnostics	6,761	5,681	19.0%	20,196	16,955	19.1%
	$32,751	$30,769	6.4%	$98,437	$89,040	10.6%
Total disposables revenue	$212,638	$156,354	36.0%	$543,925	$444,810	22.3%
Disposables
Disposables revenue increased 36.0% and 22.3% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, disposables revenue increased 35.2% and 21.2% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012, driven primarily by revenue from the acquired whole blood business and growth in sales in the surgical and diagnostics businesses as discussed below.
Plasma
Plasma disposables revenue decreased 1.4% and increased 2.3% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, plasma revenue decreased 1.1% and increased 2.3% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Plasma revenue increased for the nine months ended December 29, 2012 due primarily to higher revenue from commercial fractionation customers in North America, with increased collections more than offsetting price reductions in contract renewals completed in fiscal 2012. Plasma revenue declined for the three months ended December 29, 2012 as collection growth did not fully offset price reductions as collections in the prior fiscal year were more highly skewed to the third quarter.
Blood Center
Blood center consists of disposables used to collect blood components platelets, red cells and whole blood. Platelet disposables revenue increased 1.7% and 1.4% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, platelet disposable revenue increased 1.8% and 0.4% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012 resulting from continued growth in emerging markets which more than offset declines in mature markets. Revenue in Japan was lower due to benefits from quality issues experienced with a competitor's device in the prior year, and for the nine months ended December 29, 2012 due to the negative impact of the JRC's purchases in March 2012 to avoid future supply disruptions in anticipation of internal system conversion.
Red cell disposables revenue decreased 3.4% in the three months and increased 0.2% in the nine months ended December 29, 2012 respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, red cell disposables revenue decreased 2.8% and increased 0.6% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012, due to reductions in surgical procedures and improved blood management. Recent data suggests improved blood management procedures in hospitals are reducing demand for red cells.
Whole blood disposables revenue was $54.9 million and $83.5 million for the three and nine months ended December 29, 2012, representing sales of products from the Pall acquisition completed on August 1, 2012.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables increased 9.0% and 13.6% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, surgical disposables revenue increased 7.8% and 10.5% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012, due to continued growth from market acceptance of Cell Saver Elite in the U.S., Europe and Japan. Surgical revenue also benefited from market share gains due to limited product availability from our primary competitor during the majority of the nine months ended December 29, 2012 due to a now resolved supply chain disruption associated with a natural disaster in Europe.
Revenues from our OrthoPAT disposables decreased 8.6% and 2.3% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased by 9.4% and 3.5% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012 primarily due to lower sales in the U.S. as device utilization by smaller hospitals has declined following the voluntary recall of the OrthoPAT device in fiscal 2012.
Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenues from our diagnostics products increased 19.0% and 19.1% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, diagnostics product revenues increased 17.3% and 17.5% for the three and nine months ended December 29, 2012 respectively, as compared to the same periods of fiscal 2012. The revenue increase is due to continued adoption of our TEG analyzer, principally in the U.S. and China.
Software Solutions
Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues increased 1.0% and 0.3% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, software revenues increased 1.8% and 1.7% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. The increases were primarily due to hospital software sales and installed base growth, offset by declines in plasma software revenue.

Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues decreased 1.1% and increased 3.6% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, equipment and other revenues decreased 0.9% and increased 3.6% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Year-to-date growth is primarily due to higher surgical equipment sales. The decline in revenue for the three months ended December 29, 2012 is due primarily to timing of tender awards in our distribution markets.
Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)
Gross profit	$113,115	$95,931	17.9%	$304,990	$274,629	11.1%
% of net revenues	45.7%	50.2%		47.5%	50.7%
Gross profit amounts increased 17.9% and 11.1% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Without the effect of foreign exchange, gross profit increased 16.6% and 8.6% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. Our gross profit margin decreased by 446 and 324 basis points for the three and nine month periods ending December 29, 2012, respectively, as compared to the same periods of fiscal 2012.

The decrease in gross profit margin for the three and nine month periods includes approximately $2.8 million and $11.1 million respectively of costs of goods sold related to the increase in fair value of acquisition-related whole blood inventory acquired from Pall as well as a $6.1 million inventory reserve recorded. This reserve related to the removal of affected whole blood collection sets from inventory for destruction or rework based on a quality matter detected during the third quarter of fiscal 2013. We issued a field action letter to blood center customers requesting visual inspection of a component of certain whole blood collection sets, due to the potential for a leak to occur at a very low frequency.  The component, referred to as a Y connector, was supplied by a contract manufacturer. We will pursue all available means of financial recovery related to this inventory loss. However, no salvage or recovery value from these efforts was recorded as we cannot currently conclude whether a favorable outcome will result.

Additionally, the decrease in gross profit margin included the mix impact of whole blood disposable sales, as whole blood gross margins are lower than average gross margins for our complete product line. This was partially offset by reduced equipment depreciation expense as a result of a change in estimated useful lives implemented during the three months ended June 30, 2012. We expect this change in estimate will reduce fiscal year 2013 depreciation expense by approximately $4.5 million and increase income net of tax by approximately $3.3 million.
Operating Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)
Research and development	$10,588	$9,232	14.7%	$30,823	$28,190	9.3%
% of net revenues	4.3%	4.8%		4.8%	5.2%
Selling, general and administrative	$86,780	$61,376	41.4%	$235,438	$180,221	30.6%
% of net revenues	35.1%	32.1%		36.7%	33.3%
Contingent consideration	$—	$—	100.0%	$—	$(1,580)	(100.0)%
% of net revenues	—%	—%		—%	(0.3)%
Total operating expenses	$97,368	$70,608	37.9%	$266,261	$206,831	28.7%
% of net revenues	39.4%	36.9%		41.5%	38.2%

Research and Development
Research and development expenses increased 14.7% and 9.3% for the three and nine months ended December 29, 2012, respectively, as compared to the same periods of fiscal 2012. These increases are primarily due to additional staff and program spending related to the whole blood acquisition and related product initiatives, as well as a general increase in development programs to support long-term product plans.
Selling, General and Administrative
During the three and nine months ended December 29, 2012, selling, general and administrative expenses increased 41.4% and 30.6%, respectively, as compared to the same periods of fiscal 2012. These increases include acquisition and integration expenses associated with the whole blood acquisition of $11.7 million and $29.1 million for the three and nine months ended December 29, 2012, respectively. We also incurred approximately $13.6 million and $22.0 million of incremental expense related to the whole blood business during the three and nine months ended December 29, 2012, respectively, following the August 1, 2012 acquisition. We also incurred higher incentive compensation this fiscal year as financial performance versus established financial targets improved as compared to fiscal 2012.
Contingent Consideration Income
Under the accounting rules for business combinations (specifically, ASC Topic 805, Business Combinations), we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the Blood Track business for the first three years post acquisition, beginning with fiscal 2010. During fiscal 2012, we reviewed the expected performance versus the necessary thresholds of performance for the former shareholders to receive additional performance payments and we recorded an adjustment to the fair value of the contingent consideration as contingent consideration income of $1.6 million and $1.9 million for the nine months ended December 31, 2011 and January 1, 2011, respectively.
In September 2011, we entered into an agreement which released the Company from the contingent consideration due to the former shareholders of Neoteric. Under the terms of the agreement, the former shareholders of Neoteric received $0.7 million in exchange for releasing the Company from any future claims for contingent consideration. The Company paid the $0.7 million settlement amount during September 2011 and recorded the associated expense in the selling, general and administrative line item in the accompanying consolidated statements of income for the nine months ended December 31, 2011.
Other Expense, Net
Other expense, net, increased for the three and nine months ended December 29, 2012 as compared to the same periods of fiscal 2012, primarily due to interest expense from the $475.0 million term loan.
Income Taxes

	Three Months Ended			Nine Months Ended
	December 29, 2012	December 31, 2011	% Increase/ (Decrease)	December 29, 2012	December 31, 2011	% Increase/ (Decrease)
Reported income tax rate	25.0%	28.3%	(3.3)%	25.5%	28.0%	(2.5)%
The Company’s reported tax rate was 25.0% and 25.5% for the three and nine months ended December 29, 2012, respectively. Our reported tax rate is lower than the federal statutory tax rate in both periods reported primarily due to lower foreign tax rates, including tax benefits associated with our operations in Switzerland and since the acquisition of the whole blood business, Puerto Rico.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(dollars in thousands)	December 29, 2012	March 31, 2012
Cash & cash equivalents	$193,181	$228,861
Working capital	$421,272	$396,385
Current ratio	3.4	4.0
Net (debt)/cash position (1)	$(289,266)	$225,090
Days sales outstanding (DSO)	61	66
Disposable finished goods inventory turnover	4.4	5.7

(1)	Net (debt)/cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and option exercises. On August 1, 2012, we entered into a loan agreement for $475.0 million which was used to finance the acquisition of certain assets of the blood collection, filtration and processing business of Pall Corporation. We also entered into a $50.0 million revolving loan on August 1, 2012 which we have not yet drawn down on. On December 21, 2012 we entered into an interest rate swap arrangement to minimize our exposure to changes in the benchmark rate, LIBOR. This swap agreement requires that we pay fixed sums of interest and in exchange receive variable amounts based on LIBOR. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily capital expenditures, cash payments under the loan agreement, share repurchases under programs authorized by the Board of Directors at its discretion and investments including the contingent purchase of Hemerus described previously and other acquisitions.

Cash Flows

	Nine Months Ended
(in thousands)	December 29, 2012	December 31, 2011	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$57,532	$81,343	$(23,811)
Investing activities	(584,539)	(36,442)	(548,097)
Financing activities	491,038	(35,714)	526,752
Effect of exchange rate changes on cash and cash equivalents (1)	289	(522)	811
Net increase (decrease) in cash and cash equivalents	$(35,680)	$8,665	$(44,345)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Credit Facility
On August 1, 2012 in connection with the acquisition of the whole blood business, we entered into a credit agreement (“Credit Agreement”) with the banks listed below (together, “Lenders”) which provided for a $475.0 million term loan (the “Term Loan”) and a $50.0 million revolving loan (the “Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”). The Credit Facilities have a term of five years and mature on August 1, 2017.
Under the terms of this Credit Agreement, the Company may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, the Company has chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow the Company to borrow in multiple tranches. While the Company currently borrows in a single tranche, in the future, it may choose to borrow in multiple tranches.

At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described in the Business section above. The $475.0 million term loan bears interest at variable rates determined by Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of certain leverage ratios. The Revolving Credit Facility bears interest at variable rates similar to the Term Loan. The current margin of the Term Loan is 1.375% over Adjusted LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was 2.0%.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. The Term Loan, or portions thereof, may be prepaid at any time or from time to time without penalty. Once repaid, such amount may not be re-borrowed. The principal amount of the Term Loan is repayable quarterly over five years and amortizes as follows:

•	0% during the first year

•	7.5% during the second year

•	12.5% during the third year

•	17.5% during the fourth year and

•	62.5% during the fifth year.

Under the Credit Facilities, we are required to maintain a Consolidated Total Leverage Ratio not to exceed 3.0:1.0 and a Consolidated Interest Coverage Ratio not to be less than 4.0:1.0 during periods when the Credit Facilities are outstanding. In addition, we are required to satisfy these covenants, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) on the Revolving Credit Facility as of the time of such borrowings. The Consolidated Interest Coverage Ratio is calculated as the Consolidated EBIDTA divided by Consolidated Interest Expense while the Consolidated Total Leverage Ratio is calculated as Consolidated Total Debt divided by Consolidated EBIDTA. Consolidated EBITDA includes EBITDA adjusted by non-recurring and unusual transactions specifically as defined in the Credit Facilities.
The Credit Facilities also contain usual and customary non-financial affirmative and negative covenants which include with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dissolutions or liquidation, asset sales, affiliate transactions, change of our business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to important exceptions and qualifications set forth in the Credit Agreement. As of December 29, 2012, we were in compliance with the covenants.
Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable, among other things. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods.
Pursuant to the Credit Facilities, we are required to pay the Lenders, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our Consolidated Total Leverage Ratio. The spreads on the commitment fee range from 0.175% to 0.300%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.250%.
Any time during the five year term, we may elect to increase the size of the Revolving Credit Facility from $50 million to $100 million. Alternatively, we may elect to enter into additional term loans of up to a $100 million combined limit with the Revolving Credit Facility. These elections are subject to the approval of the Administrative Agent and the identification of additional lenders or current lenders willing to increase their loan amounts per the terms and conditions contained in the Credit Agreement.
The Lenders party to the Credit Agreement are JP Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. as Syndication Agent, J P Morgan Securities LLC and Citibank, N.A. as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., RBS Citizens, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., Sumitomo Mitsui Banking Corporation, TD Bank, N.A. and US Bank, N.A. as Co-Documentation Agents, Union Bank, N.A., PNC Bank, National Association and Sovereign Bank, N.A. as Senior Managing Agents and the syndicate lenders that are parties thereto.
We are party to interest rate swap agreements, the effect of which is to limit the interest rate exposure on a portion of our indebtedness to a fixed rate versus the Adjusted LIBOR. The total notional amount of these swaps at December 29, 2012 was $250.0 million. The fair market value of the interest rate swaps is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the credit worthiness of the counterparty. We did not pay interest expense pursuant to swap agreements during the three months ended December 29, 2012,
Cash Flow Overview:
Nine Month Comparison
Operating Activities:
Net cash provided by operating activities decreased by $23.8 million during the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011 primarily due to higher payments of acquisition and integration related costs and working capital investments related to sales from the whole blood business, as accounts receivable were not included in the acquired assets.
Investing Activities
Net cash used in investing activities increased by $548.1 million during the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011 due to the use of $535.1 million to acquire the whole blood business, of which $475.0 million was funded by term loan borrowings discussed above. The increase in net cash used in investing activities also included higher capital expenditures primarily related to the expansion of our installed equipment base with customers, particularly for plasma and hospital equipment.

Financing Activities:
Net cash provided by financing activities increased by $526.8 million during the nine months ended December 29, 2012, as compared to the nine months ended December 31, 2011 due primarily to a $475.0 million term loan used to finance the whole blood acquisition and $22.0 million of incremental proceeds from the exercise of share-based compensation. These were offset by lower cash payments to repurchase shares and $5.5 million of debt issuance costs paid related to the Term Loan closing.
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

Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy, where our net accounts receivable is $22.4 million and $21.0 million as of December 29, 2012 and March 31, 2012, respectively, may increase the average length of time it takes us to collect accounts receivable in certain regions within these countries.
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
Foreign Exchange
During the nine months ended December 29, 2012, approximately 49.4% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY10	1.57		1.49		1.32		1.28
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	6%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	2%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(13)%	1.27	(7)%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY10	105.28		105.11		96.38		93.50
FY11	98.17	(7)%	94.91	(10)%	89.13	(8)%	89.78	(4)%
FY12	88.99	(9)%	85.65	(10)%	81.73	(8)%	82.45	(8)%
FY13	79.40	(11)%	76.65	(11)%	77.58	(5)%	78.69	(5)%
FY14	79.85	0.1%	79.68	3%	79.58	3%
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY10	1.14		1.12		1.11		1.09
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(5)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	1%
British Pound - Hedge Spot Rate (US$ per GBP)
FY10	1.45		1.44		1.42		1.40
FY11	1.47	1%	1.65	15%	1.63	15%	1.59	14%
FY12	1.50	2%	1.54	(7)%	1.57	(4)%	1.58	(1)%
FY13	1.62	8%	1.63	6%	1.60	2%	1.57	(1)%
FY14	1.59	(2)%	1.57	(4)%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(21)%	0.92	(4)%	.92	—%
FY14	0.96	15%	0.95	14%	0.95	3%

*	We generally place our cash flow hedge contracts on a rolling twelve month basis
Recent Accounting Pronouncements
New pronouncements issued but not effective until after December 29, 2012 are not expected to have a material impact on financial position, results of operation or liquidity.
Standards Implemented
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the disclosure requirements for comprehensive income to include total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted and amendments do not require any transition disclosures. We adopted this standard in the first quarter of fiscal 2013 using the single continuous statement approach.
Forthcoming Guidance
In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets for impairment, other than goodwill, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption allowed. The Company does not expect the adoption of this standard will have a material effect on its financial condition or results of operations.
In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.
Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include technological advances in the medical field and our standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product demand and market acceptance of our products, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, the impact of industry consolidation, foreign currency exchange rates, changes in customers’ ordering patterns, the effect of industry consolidation as seen in the plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate. The foregoing list should not be construed as exhaustive. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.
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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $11.1 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US Dollar would result in a $11.8 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of December 29, 2012 was $475.0 million with an interest rate of 1.625% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.8 million; the hedge reduces, but does not eliminate the exposure. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.
ITEM 4. CONTROLS AND PROCEDURES
We conducted an evaluation, as of December 29, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 29, 2012. There has been no change in our internal control over financial reporting during the quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We acquired Pall Corporation's transfusion medicine business on August 1, 2012. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. We are continuing to integrate the acquired operations into our overall internal control over financial reporting process. We will assess the effectiveness of internal control over financial reporting for the acquired whole blood business in fiscal 2014.

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
Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Our hedging strategies may be ineffective and result in fluctuations in interest expense and foreign exchange charges. We hedge both interest rate and exchange rate risk through hedging strategies that utilize derivatives. Should these hedging strategies become ineffective, our net income may fluctuate as a result of changes in the debt and foreign currency markets. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the August 1, 2012 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2013. During the three months ended December 29, 2012, the Company repurchased 393,064 shares of its common stock for an aggregate purchase price of $15.8 million. We reflect stock repurchases in our financial statements on a trade date basis and as Authorized Unissued. Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued, rather than treasury shares.
All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
9/30/2012-10/27/2012	—	$—	$—	$44,657,022
10/28/2012-11/24/2012	92,826	$39.81	$3,695,807	$40,961,215
11/25/2012-12/29/2012	300,238	$40.38	$12,123,033	$28,838,182
Total	393,064	$40.24	$15,818,840
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
Item 5. [Removed and Reserved]

Item 6. Exhibits

3.1	Pro Forma Amended and Restated Articles of Organization of Haemonetics Corporation

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Vice President Business Development of the Company

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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 29, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
February 1, 2013	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

February 1, 2013	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Vice President Business Development
(Principal Financial Officer)