Form 10-K
period 2013-03-30
HAEMONETICS CORP
filed 2013-05-20
CIK 313143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2013
Commission file number 001-14041
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $2,031,424,216 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of April 27, 2013 was 51,076,655.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 24, 2013 are incorporated by reference in Part III of this report.

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

Blood and its components (plasma, platelets, and red cells) have many vital - and frequently life-saving - clinical applications. Plasma is used for patients with major blood loss and is manufactured into pharmaceuticals to treat a variety of illnesses and hereditary disorders such as hemophilia. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets treat cancer patients undergoing chemotherapy. Blood is essential to a modern healthcare system.

Haemonetics is committed to helping our customers create and maintain a safe and efficient blood supply chain. Specifically, we develop and market a wide range of systems used with plasma and blood donors that collect and process blood into its components using both manual and automated methods. We also develop and market a variety of systems to hospitals that automate the cleaning and reinfusion of a surgical patient's blood during surgery, automate the tracking and distribution of blood in the hospital, and enhance blood diagnostics. We also sell information technology platforms to promote efficient and compliant operations for all of our customer groups. Finally, we provide consulting services to reduce costs and improve operating efficiencies in blood management. By better understanding our customers' needs, we are creating comprehensive blood management solutions for blood collectors and healthcare systems in more than 97 countries around the world.

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

On August 1, 2012 we completed the acquisition of the business assets of the blood collection, filtration and processing product lines of Pall Corporation. We paid $535.2 million in cash consideration following resolution of post-closing adjustments for working capital and historical earnings levels. The acquisition was funded utilizing $475.0 million of loans and the remainder from cash on hand. The blood processing systems and equipment acquired are for use in transfusion medicine and include manufacturing facilities in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of Pall's assets in Fajardo, Puerto Rico. Approximately 1,300 employees transferred to Haemonetics. We anticipate paying an additional $15.0 million upon the replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement. We refer to this newly acquired business as the whole blood business. This acquisition provides access to the manual collection and whole blood markets and has provided scope for introduction of automated solutions into those markets.

On April 30, 2013 we completed the acquisition of certain assets of Hemerus LLC, a Minnesota based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. Hemerus has received FDA approval for SOLX® whole blood collection system for eight hour storage of whole blood. Hemerus previously received CE Marking (Conformité Européenne) in the European Union to market SOLX as the world's first 56-day red blood cell storage solution. We paid $23.0 million cash in addition to the $1.0 million paid early in fiscal 2013. We will pay an additional $3.0 million contingent upon a further FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing, and will pay up to $14.0 million based on future sales of SOLX-based products achieved within the next 10 years.
Markets and Products
We serve three markets: manufacturers of plasma derived pharmaceuticals, blood collectors, and hospitals. We report revenues for multiple product lines under four global product categories: Plasma, Blood Center, Hospital, and Software Solutions. “Plasma” includes plasma collection devices and consumables. “Blood Center” includes blood collection and processing devices and consumables. “Hospital” includes surgical blood salvage and blood demand diagnostic devices and consumables. “Software Solutions” includes information technology platforms and consulting services provided to all three markets.

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
The financial information required for the operating segment is included herein in Note 15 of the financial statements, entitled Segment Information.

•	Plasma
The Plasma Collection Market for Fractionation — Human plasma is collected and processed by bio-pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of immune diseases and coagulation disorders. While plasma is also used to aid patients with extreme blood loss, such as trauma victims, this portion of our business solely focuses on plasma's pharmaceutical uses. Automated plasma collection technology allows for the safe and efficient collection of plasma. We manufacture and market plasma collection devices and respective disposables, but do not make plasma-derived pharmaceuticals.
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
Haemonetics' Plasma Products — Our portfolio of products and services is designed to support multiple facets of plasma collector operations. We have a long-standing commitment to understanding our customers' collection and fractionation processes. As a result, we deliver product quality and reliability; design equipment that is durable, dependable, and easy to use; and provide comprehensive training support and strong business continuity practices.
Historically, plasma for fractionation was collected manually, which was time-consuming, labor-intensive, produced relatively poor yields, and posed risk to donors. Today, the vast majority of plasma collections worldwide are performed using automated collection technology because it is safer and more cost-effective. With our PCS® brand automated plasma collection technology, more plasma can be collected during any one donation event because the other blood components are returned to the donor through the sterile disposable sets used for the plasma donation procedure.
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
Our plasma disposables product line represented 30.1%, 35.5%, and 33.6% of our total revenue in fiscal 2013, 2012 and 2011, respectively.

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
Platelet therapy is frequently used to alleviate the effects of chemotherapy and help patients with bleeding disorders. Red cells are often transfused to patients to replace blood lost during surgery. Red cells are also transfused to patients with blood disorders, such as sickle cell anemia or aplastic anemia. Plasma, in addition to its role in creating life-saving pharmaceuticals, is frequently transfused to trauma victims and to replace blood volume lost during surgery.

Demand for blood has declined modestly in mature markets due to the development of less invasive, lower blood loss medical procedures and blood management.  Highly populated emerging market countries are increasing their demand for blood as they are advancing their healthcare coverage, and as greater numbers of people gain access to more advanced medical treatment, demand for blood components, plasma-derived drugs, and surgical procedures increases directly.

Most donations worldwide are manual whole blood donations. In this process, whole blood is collected from the donor and then transported to a laboratory where it is separated into its components: red cells, platelets and/or plasma.
In addition to manual collections, there is a significant market for automated component blood collections. In this procedure, the blood separation process is automated and occurs in “real-time” while a person is donating blood. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Automated blood component collection allows significantly more of the targeted blood component to be collected during a donation event, especially red cells where our automated system supports collection of two units from eligible donors.
Haemonetics’ Blood Center Products — Today, Haemonetics offers automated blood component and manual whole blood collection systems to blood collection centers to collect blood products efficiently and cost effectively.
We market the MCS® (Multicomponent Collection System) brand apheresis equipment which is designed to collect specific blood components integrated from the donor. Utilizing the MCS® automated platelet collection protocols, blood centers collect one or more therapeutic “doses” of platelets during a single donation by a volunteer blood donor. The MCS® two-unit protocol or double red cell collection device helps blood collectors optimize the collection of red cells by automating the blood separation function, eliminating the need for laboratory processing, and enabling the collection of two units of red cells from a single donor thus maximizing the amount of red cells collected per eligible donor and helping to mitigate red cell shortages in countries where this problem exists. Blood collectors can also use the MCS® system to collect one unit of red cells and a "jumbo" (double) unit of plasma, or one unit of red cells and one unit of platelets from a single donor. The MCS® plasma protocol providing the possibility to collect 600-800ml of plasma for transfusion to patients or for pharmaceutical industry use completes the comprehensive portfolio of different blood component collection options on this device.
With the whole blood acquisition, Haemonetics now also offers a portfolio of products for manual whole blood collection and processing. The assets acquired from Pall Corporation provide us with filter technology and manufacturing capability as well as a broad portfolio of manual collection, filtration and processing products. Haemonetics' portfolio of disposable whole blood collection and component storage sets offer flexibility in collecting a unit of whole blood and the subsequent production and storage of the red blood cell, platelet, and/or plasma products, including options for in-line or dockable filters for leukoreduction of any blood component. In addition, our innovative AcrodoseSM product line provides a closed system for the pooling, storage, and bacteria testing of leukoreduced whole blood derived platelet concentrates, an AcrodoseSM Platelet, that is “transfusion ready” for the hospital. Use of Acrodose platelets lowers hospital handling costs by eliminating the need for pooling and bacteria testing at the hospital.
With the ACP® (Automated Cell Processor) brand, Haemonetics offers a small bench-top solution to automate the washing and freezing of red cell components in the lab. The automated red cell washing procedure removes plasma proteins within the red cell units to provide a safer product for transfusion to frequently transfused patients, neonates, or patients with a history of transfusion reactions. The automated glycerolization and deglycerolization steps are required to prepare red cells for frozen storage. Freezing the red cell units can expand the shelf life of these products up to 10 years. Customers utilize this technology to implement strategic red cell inventories for catastrophe cases, storage of rare blood types, or enhanced inventory management.
With the whole blood acquisition, Haemonetics now offers filtration products for the hospital. These filters are used during the blood transfusion process for reduction of particulate debris, fat globules and leukocytes in the blood components.
Our blood center disposables product line represented 40.1%, 29.7%, and 30.0% of our total revenue in fiscal 2013, 2012 and 2011, respectively.

•	Hospital
The Transfusion Market for Hospitals — Loss of blood is common in many surgical procedures, including open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Patients commonly receive donor blood, referred to as “allogeneic blood,” which carries various risks including risk of transfusion with the wrong blood type; risk of transfusion reactions including death, but more commonly chills, fevers or other side effects that can prolong a patient’s recovery; and risk of transfusion of blood with a blood-borne disease or infectious agent.
An alternative to allogeneic blood is surgical cell salvage, also known as autotransfusion, which reduces or eliminates a patient’s need for blood donated from others and ensures that the patient receives the freshest and safest blood possible — his or her own. Surgical cell salvage involves the collection of a patient’s own blood during and after surgery, for reinfusion of red cells to that patient. Blood is suctioned from the surgical site or collected from a wound or chest drain, processed and washed through a centrifuge-based system that yields concentrated red cells available for transfusion back to the patient. This process occurs in a sterile, closed-circuit, single-use consumable set that is fitted into an electromechanical device. We market our surgical blood salvage products to surgical specialists, primarily cardiovascular, orthopedic, and trauma surgeons, and to surgical suite service providers.
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

Our TEG® Thrombelastograph Hemostasis Analyzer system is a blood diagnostic instrument that measures a patient's hemostasis or the ability to form and maintain blood clots. By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, determine the likelihood of the patient's need for a transfusion and which blood components will be most effective in stopping bleeding. Such planning supports the best possible clinical outcome, which can lead to lower hospital costs through a reduction in unnecessary donor blood transfusions, reduced adverse transfusion reactions, shorter intensive care unit and hospital stays, and exploratory surgeries.
The Cell Saver® system is a surgical blood salvage system targeted to procedures that involve rapid, high-volume blood loss, such as cardiovascular surgeries. It has become the standard of care for high blood-loss surgeries. In fiscal 2012, we launched the Cell Saver® Elite® system, which is our most advanced autotransfusion option to minimize allogeneic blood use for surgeries with medium to high blood loss.
The OrthoPAT® surgical blood salvage system is targeted to procedures, such as orthopedic, that involve slower, lower volume blood loss that often occurs well after surgery. The cardioPAT® system is a surgical blood salvage system targeted to open heart surgeries when there is less blood loss during surgery, but where the blood loss continues post-surgery. These systems are designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion. Their Quick-Connect feature permits customers to utilize the blood processing set selectively, depending on the patient's need.
Our IMPACT® Online web-based software platform, which monitors and measures improvements in a hospital’s blood management practices, provides hospitals with a baseline view of their blood management metrics and helps monitor transfusion rates. Business consulting solutions are offered to support process excellence and blood management efforts. We also provide blood management assessment tools to hospitals that enable our customers to monitor their progress in order to continually improve their blood management performance.
Our hospital disposables product line represented 14.7%, 16.6%, and 18.0% of our total revenue in fiscal 2013, 2012 and 2011, respectively.

•	Software Solutions
Haemonetics' Software Products and Services — We have a suite of integrated software solutions for improving efficiencies and helping ensure donor and patient safety. This includes solutions for blood drive planning, donor recruitment and retention, blood collection, component manufacturing and distribution, transfusion management, and remote blood allocation. For our plasma customers, we also provide information technology platforms for managing donors and information associated with the collection of plasma products within fractionation facilities. While each Haemonetics information technology platform can be used independently, our mission to provide "Arm to Arm®" blood management solutions means they can also work together through integration to further improve process workflows. Also, the ability to evaluate information based on the integration of these systems allows customers to continually improve their business processes. Leveraging information to make more informed decisions is a significant component of Haemonetics' overall commitment to improving blood management systems globally.

Integrated Blood Management Solutions —Combining software solutions with devices, we meet our goal of offering customers powerful tools for improving blood management while driving growth of our consumables. For example, a hospital may use our consulting services to analyze its blood management practices and recommend changes in practice. Then, the hospital can leverage our systems and services to analyze blood utilization, manage blood inventory, and potentially reduce demand for donated blood. Finally, hospitals can use our IMPACT® Online blood management business intelligence portal to monitor the results of its new blood management practices. The positive patient impact and reduced costs from this integrated blood management approach can be significant. Likewise, by understanding best practices, blood demand, and discreet patient needs, hospitals can more frequently deploy our devices for hemostasis diagnosis and cell salvage to ensure best patient care.
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
We believe a key example of our blood management solutions is the potential to balance blood demand with supply and mitigate shortages of blood components and reduce collection costs. Our software solutions, such as our SafeTrace® and El Dorado Donor® donation and blood unit management systems, span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product. Our Hemasphere® software solution provides support for more efficient blood drive planning, and Donor Doc® and e-Donor® software help to improve recruitment and retention. Combined, our solutions help blood collectors improve the safety, regulatory compliance, and efficiency of blood collection and supply.
Our software solutions product line represented 7.8%, 9.7%, and 9.9% of our total revenue in fiscal 2013, 2012 and 2011, respectively.
Marketing/Sales/Distribution
We market and sell our products to commercial plasma collectors, blood collection groups and independent blood centers, hospitals and hospital service providers, and national health organizations through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Sales representatives target the primary decision-makers within each of those organizations.
United States
In fiscal 2013, 2012 and 2011 approximately 51.0%, 48.4%, and 46.9%, respectively, of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products.
Outside the United States
In fiscal 2013, 2012 and 2011 approximately 49.0%, 51.6%, and 53.1%, respectively, of consolidated net revenues were generated through sales to non-U.S. customers. Outside the United States, we use a combination of direct sales force and distributors.
Research and Development
Our research and development (“R&D”) centers in the United States and Switzerland ensure that protocol variations are incorporated to closely match local customer requirements. In addition, our Haemonetics Software Solutions also maintains development operations in Canada and France.
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
Research and development expense was $44.4 million in fiscal 2013, $36.8 million in fiscal 2012 and $32.7 million in fiscal 2011, representing approximately 5.0% of our net sales each year.
In fiscal 2013, R&D resources were allocated to supporting a next generation orthopedic perioperative autotransfusion device, a series of elements comprising an automated whole blood collection system, and several other projects to enhance our current product portfolio.
Manufacturing

Our principal manufacturing operations are located in the United States, Mexico, Scotland, Switzerland and Italy.
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
Contractors manufacture some component-sets according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished consumables in Singapore, Japan, and Thailand. Certain parts and components are purchased from sole source vendors. We believe that if necessary, alternative sources of supply are available in most cases, and could be secured within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations.
Each blood processing machine is designed in-house and assembled from components that are either manufactured by us or to our specifications. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission has issued final rules regarding the disclosure of use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules could have an adverse effect on the sourcing, supply and pricing of materials used in our products.
Intellectual Property
We consider our intellectual property rights to be important to our business. We rely on patent, trademark, copyright, and trade secret laws, as well as provisions in our agreements with third parties to protect our intellectual property rights. We hold patents in the United States and many international jurisdictions on some of our machines, processes, disposables and related technologies. These patents cover certain elements of our systems, including protocols employed in our equipment and certain aspects of our processing chambers and disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license, or the patents may be defensive in that they are directed to technologies not currently embodied in our current products. We may also license patent rights from third parties that cover technologies that we plan to use in our business. To maintain our competitive position, we rely on the technical expertise and know-how of our personnel and on our patent rights. We pursue an active and formal program of invention disclosure and patent application in both the United States and foreign jurisdictions. We own various trademarks that have been registered in the United States and certain other countries.
Our policy is to obtain patent and trademark rights in the U.S. and foreign countries where such rights are available and we believe it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. We cannot assure that pending patent and trademark applications will result in issued patents and registered trademarks, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that our patents will not be determined invalid.

Competition
We have established a record of innovation and leadership in each of the areas in which we compete. To remain competitive, we must continue to develop and acquire new cost-effective products, information technology platforms, and business services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors. Some factors are largely within our control such as reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety and cost effectiveness and continual and rigorous documentation of clinical performance. Terumo BCT, Sorin Biomedica and Fresenius SE & Co. KGaA ("Fresenius") are large global competitors with product offerings similar to ours.
Plasma
In the automated plasma collection market, we principally compete with Fresenius, who acquired Fenwal, Inc. in November 2012, on the basis of quality, reliability, ease of use, services and technical features of systems, and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, into European and South American countries.
Blood Center
We have several competitors in the Blood Center product lines, some of whom compete across all blood components and other are more specialized.
Terumo BCT, a combination of Caridian BCT and Terumo Medical Corporation is one of our major competitors in automated platelet collection. Fresenius is another major competitor in this area after their November 2012 acquisition of Fenwal. In the automated platelet collection business, competition is based on continual performance improvement, as measured by the time and efficiency of platelet collection and the quality of the platelets collected. Each of these companies has taken a different technological approach in designing their systems for automated platelet collection. In the platelet collection market, as a result of the Pall Corporation acquired business product lines, we now also compete in the pooled random donor platelet segment from whole blood collections from which pooled platelets are derived with the Acrodose product or buffy coat pooling sets.
Terumo BCT and Fresenius (following its acquisition of Fenwal in 2012) are also competitors in the automated red cell collection market. However, it is important to note that most double red cell collection is done in the US and less than 10% of the 14 million units of red cells collected in the U.S. annually are collected via automation. Therefore, we also compete with the traditional method of collecting red cells from the manual collection of whole blood. As discussed in our Company Overview, we entered the whole blood collections market during fiscal 2013 through the acquisition of the whole blood business from Pall. We compete on the basis of total cost, type-specific collection, process control, product quality, and inventory management.

Our whole blood business faces competition on the basis of quality and price. In North America, Europe and Asia-Pacific our main competitors are Fresenius, MacoPharma and Terumo BCT. Haemonetics and Fresenius are market co-leaders in the leukoreduced whole blood disposables segment in North America and Asia Pacific, whereas in Europe, Fresenius is the market leader. In Japan, Kawasumi is also a strong local competitor. We have a significant competitive cost advantage in the supply of filtration needed in whole blood collection because we are vertically integrated in the production of our own filters. This is unique among our major competitors.

In the cell processing market, competition is based on level of automation, labor-intensiveness, and system type (open versus closed). Open systems may be weaker in good manufacturing process compliance. Moreover, blood processed through open systems has a 24-hour shelf life. With the ACP® (automated cell processor) brand, Haemonetics offers a closed system cell processor which gives blood processed through it, a 14-day shelf life. We compete with Terumo BCT's open systems in this market.

Hospital

Within our hospital business, in the diagnostics market, the TEG Thrombelastograph Hemostasis Analyzer is used primarily in surgical applications. One direct competitor, ROTEM, is a competitor in Europe and in the United States. Other competitive technologies include standard coagulation tests and platelet function testing. The TEG analyzer competes with other laboratory tests based on its ability to provide a complete picture of a patient's hemostasis at a single point in time, and the ability to measure the clinically relevant platelet function for an individual patient.

In the intraoperative surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. For high-volume platforms, each manufacturer's technology is similar, and our Cell Saver technology competes principally with Medtronic, Fresenius, and Sorin Biomedica.
In the “perioperative” surgical blood salvage market, our OrthoPAT and cardioPAT systems compete primarily against (i) non-automated processing systems whose end product is an unwashed red blood cell unit for transfusion to the patient and (ii) transfusions of donated blood.
In the software market, we compete with MAK Systems, Mediware, Sunquest Information Systems and applications developed internally by our customers. These companies provide software to blood and plasma collectors and to hospitals for managing donors, collections, and blood units. None of these companies compete with Haemonetics' non-software products.
Our technical staff is highly skilled, but certain competitors have substantially greater financial resources and larger technical staffing at their disposal. There can be no assurance that competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.
Significant Customers
The Japanese Red Cross Society (JRC) represented 10.1% and 13.7% of our net revenues in fiscal 2013 and 2012, respectively. Additionally, Grifols S.A., a global healthcare customer, represented approximately 11.0% of our net revenues in fiscal 2012. Revenue from Grifols S.A. was less than 10% of net revenues in fiscal 2013 due to increases in net revenues associated with the August 1, 2012 acquisition of the whole blood transfusion medicine business.
Government Regulation
The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research (“CBER”) and the Center of Devices and Radiological Health (“CDRH”) of the United States Food and Drug Administration (“FDA”), and other non-United States regulatory bodies.
All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved premarket approval application (“PMA”). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous solutions (blood anticoagulants and solutions for storage of red blood cells) marketed by us for use with our manual collection and automated systems requires us to obtain an approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) from CBER. A 510(k) pre-market clearance indicates FDA’s agreement with an applicant’s determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may involve the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) clearances because the FDA review process is more complicated.
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
Environmental Matters
Failure to comply with international, federal and local environmental protection laws or regulations could have an adverse impact on our business or could require material capital expenditures. We continue to monitor changes in U.S. and international environmental regulations that may present a significant risk to the business, including laws or regulations relating to the manufacture or sale of products using plastics.
Employees
As of March 30, 2013, we employed the full-time equivalent of 3,563 persons assigned to the following functional areas: manufacturing, 2,043; sales and marketing, 432; general and administrative, 418; research and development, 318; and quality control and field service, 352. We consider our employee relations to be satisfactory.
Availability of Reports and Other Information
All of our corporate governance materials, including the Principles of Corporate Governance, the Business Conduct Policy and the charters of the Audit, Compensation, and Nominating and Governance Committees are published on the Investor Relations section of our website at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome. On this website the public can also access, free of charge, our annual, quarterly and current reports and other documents filed with or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the effects of disruption from the acquisition of the Pall whole blood business making it more difficult to maintain relationships with employees, customers, vendors and other business partners, unexpected expenses incurred to integrate the Pall whole blood business, our ability to successfully execute on the transformation of our manufacturing network and our other value capture and creation activities, technological advances in the medical field and standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, demand for blood components, product quality, market acceptance, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers' ordering patterns, the effect of industry consolidation as seen in the plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

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
Promising partnerships and acquisitions may not be completed for reasons such as competition among prospective partners or buyers, our inability to reach satisfactory terms, or the need for regulatory approvals. Any acquisition that we complete may be dilutive to earnings and require the investment of significant resources. The economic environment may constrain our ability to access the capital needed for acquisitions and other capital investments.
Failure to integrate acquired businesses into our operations successfully could adversely affect our business.
The integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management's time. Factors that affect the success of acquisitions include the strength of the acquired company's underlying technology and ability to execute, our ability to retain employees, and our ability to achieve synergies, such as increasing sales and achieving cost savings. Our failure to manage successfully and coordinate the growth of the combined acquired companies could have an adverse impact on our business and our future growth.

Quality problems with our processes, goods, and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales, and market share.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our products and services. If we fail to meet these standards or fail to adapt to evolving standards, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline.
As approximately half of our revenue comes from outside the United States, we are subject to export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.
Our international operations are governed by the U.S. Foreign Corrupt Practices Act (FCPA) and other similar anti-corruption laws in other countries.  Generally, these laws which prohibit companies and their business partners or other intermediaries from making improper payments to foreign governments and government officials in order to obtain or retain business.  Global enforcement of such anti-corruption laws has increased in recent years, including aggressive investigations and enforcement proceedings.  While we have an active compliance program and various other safeguards to discourage impermissible practices, our global operations carry some risk of unauthorized impermissible activity on the part of one of our distributors, employees, agents or consultants.  Any alleged or actual violation could subject us to government scrutiny, severe criminal or civil fines, or sanctions on our ability to export product outside the U.S., which could adversely affect our reputation and financial condition.
Export of U.S. technology or goods manufactured in the United States to some jurisdictions requires special U.S. export authorization or local market controls that may be influenced by factors, including political dynamics, outside our control.
Finally, any other significant changes in the competitive, legal, regulatory, reimbursement or economic environments of the jurisdictions in which we conduct our international business could have a material impact on our business.
The implementation of healthcare reform in the United States may adversely affect us.

The Patient Protection and Affordable Health Care Act was enacted into law in the U.S. in March 2010. In addition to a medical device tax, effective as of January 2013, the effects of which are considered in our financial disclosures, certain other provisions of the Act will not be effective until 2014 and 2015, and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood.  We are unable to predict what healthcare programs and regulations will be ultimately implemented at either the federal or state level, but any changes that may decrease reimbursement for our products, reduce medical procedure volumes or increase cost containment measures could adversely impact our business.
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
If we are unable to meet our debt obligations or experience a disruption in our cash flows, it could have an adverse effect on our financial condition, results of operations or cost of borrowing.
We incurred $475.0 million in debt to acquire the whole blood business. The obligations to pay interest and repay the borrowed amounts may restrict our ability to adjust to adverse economic conditions, our ability to fund working capital, capital expenditures, acquisition or other general corporate requirements. The interest rate on the loan is variable and subject to change based on market forces. Fluctuations in interest rates could adversely affect our profitability and cash flows.
In addition, as a global corporation we have significant cash reserves held in foreign countries. These balances may not be immediately available to repay our debt or may only be available after paying significant taxes.
Our credit facilities contain financial covenants that require us to maintain specified financial ratios and make interest and principal payments. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms, or at all, and we could be required to repay any borrowed amounts on short notice.
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
Many of our competitors have significantly greater financial means and resources, which may allow them to more rapidly develop new technologies and more quickly address changes in customer requirements.
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
In fiscal 2013, our ten largest customers accounted for approximately 44% of our revenue. If any of our largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, we could experience an adverse effect on our results of operations or financial condition.
Our largest customer, the Japanese Red Cross Society (JRC), represented 10.1% of our revenues in fiscal 2013. Because of the size of this relationship we could experience a significant reduction in revenue if the JRC decided to significantly reduce its purchases from us for any reason, including a desire to rebalance its purchases between vendors, or if we are unable to obtain and maintain necessary regulatory approvals in Japan. We also have a concentration of credit risk due to our outstanding accounts receivable balances with the JRC.

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
Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy where our net accounts receivable is $23.4 million as of March 30, 2013, may increase the average length of time it takes us to collect our accounts receivable in certain regions within these countries.
We may not realize the expected benefits from our Manufacturing Network Optimization Program; our long-term plans will result in higher short-term expenses and require more cash expenditures.
In May 2013, we announced a multi-year Manufacturing Network Optimization Program which is intended to reduce our manufacturing costs by changing our current manufacturing footprint and supply chain strategy. We expect the program will reduce manufacturing costs and improve supply chain efficiency when complete. However, there are no assurances these cost savings or supply chain efficiencies will be achieved, and implementation of the program could introduce risks such as management distraction, business disruption, and attrition beyond our planned reduction in workforce and reduced employee productivity which may reduce our revenue or increase our costs. Additionally, implementing the program will result in charges and expenses that impact our operating results and increase our level of capital expenditures.
As a global corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.
International revenues and expenses account for a substantial portion of our operations and we intend to continue expanding our presence in international markets. In fiscal 2013, our international revenues accounted for 49.0% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues for sales, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.
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
We operate in an industry that is susceptible to significant intellectual property litigation. We are currently pursuing intellectual property infringement claims described in more detail under Item 3. Legal Proceedings and Note 10- Commitments and Contingencies to our fiscal 2013 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Patent litigation may result in adverse outcomes and could significantly divert the attention of our technical and management personnel.
We sell our products in certain emerging economies.
There are risks with doing business in emerging economies, such as Brazil, Russia, India and China. These economies tend to have less mature product regulatory systems, and more volatile financial markets. In addition, the government controlled health care system's ability to invest in our products and systems may abruptly shift due to changing government priorities or funding capacity. Our ability to sell products in these economies is dependent upon our ability to hire qualified employees or agents to represent our products locally, and our ability to obtain and maintain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk, if we extend credit to customers in these economies.
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
The technologies that support our products are the subject of active patent prosecution.
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
Environmental regulations may prohibit the use of certain compounds in products we market and sell in regulated markets. If we are unable to substitute suitable materials into our processes, our manufacturing operations may be disrupted. In addition, we may be obligated to disclose the origin of certain materials used in our products, including but not limited to, metals mined from locations which have been the site of human rights violations.
We are entrusted with sensitive personal information relating to surgical patients, blood donors, employees and other persons in the course of operating our business and serving our customers.
Government agencies require that we implement measures to ensure the integrity and security of such personal data and, in the event of a breach of protocol, we inform affected individuals. If our systems are not properly designed or implemented, or should suffer a breach of security or an intrusion (e.g., “hacking”) by unauthorized persons, the Company’s reputation could be harmed, and it could incur costs and liabilities to affected persons and enforcement agencies.
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

In addition, such litigation could damage our reputation and, therefore, impair our ability to market our products and obtain professional or product liability insurance. This causes the premiums for such insurances to increase. As such, we carry product liability coverage. While we believe that current coverage is sufficient, there is no assurance that such coverage will be adequate to cover incurred liabilities. Moreover, we may be unable to obtain acceptable product and professional liability coverage.
Consolidation in the healthcare industry could lead to increased demand for price concessions or the exclusion of suppliers from significant market segments, which could have an adverse effect on our business, financial condition and results of operations.
The costs of healthcare have risen significantly over the past decade. Numerous initiatives and reform by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry. This consolidation has resulted in greater pricing pressure, decreased average selling prices and the exclusion of certain suppliers from important market segments. For example, group purchasing organizations, integrated delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect market demand, government regulation, third-party reimbursement policies, government contracting requirements and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors. This may exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters facility, which the Company owns, is located on 14 acres in Braintree, Massachusetts. This facility is located in a light industrial park and was constructed in the 1970s. The building is approximately 180,000 square feet, of which 70,000 square feet are devoted to manufacturing and quality control operations, 35,000 square feet to warehousing, 72,000 square feet for administrative and research, development and engineering activities.
The Company leases an 81,929 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations supporting our plasma business. Annual lease expense is $383,970 for this facility.
The Company leases 99,931 square feet in Draper, Utah. This facility is used for the manufacturing and distribution of plasma disposable products. Annual lease expense is $495,498.
The Company owns a facility in Union, South Carolina. This facility is used to manufacture sterile solutions that support our blood center and plasma businesses. The facility is approximately 69,300 square feet.
The Company leases a facility in Niles, Illinois, which performs research and manufacturing for the Company. This facility is 16,478 square feet of office and manufacturing space. Annual lease expense is $153,523.
The Company owns a facility in Bothwell, Scotland used to manufacture disposable components for European customers. This facility is approximately 40,200 square feet.
The Company leases 26,264 square feet of office space in Signy, Switzerland. This facility is used for sales, marketing, finance and other administrative services, as well as supply chain and procurement management activities related to our manufacturing operations. Annual lease expense for this space is $900,000.
The Company leases a facility in Fajardo, Puerto Rico that is approximately 114,860 square feet under an agreement with Pall Corporation executed in connection with the Company's acquisition of Pall's transfusion medicine business on August 1, 2012. This facility is used for production of blood filters. We recorded a $2.1 million capital lease under purchase accounting for this property for which we are recording approximately $0.2 million of depreciation expense annually.
The Company owns a facility in Ascoli, Italy, used for the production of whole blood collection kits. This facility is 87,188 square feet.
The Company leases 126,569 square feet of space in Tijuana, Mexico used for the production of blood collection sets used for collection, handling and storage of whole blood. Annual lease expense is approximately $327,360.
The Company owns two facilities in Covina, California that occupy 70,781 square feet, dedicated to manufacturing, R&D and engineering functions. The facilities also include general administration space. The Company also leases 40,400 square feet of space for warehousing and logistic operations. Annual lease expense is approximately $264,450. These facilities are used for the production of whole blood collection kits.
The Company also leases administration, sales, marketing, service, and distribution facilities in locations around the world.
ITEM 3. LEGAL PROCEEDINGS
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.
Fenwal (Fresenius) Patent Infringement
For the past six years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
Currently, we are pursuing a patent infringement action in Germany against Fenwal, and its European and German subsidiary. On September 20, 2010, we filed a patent infringement action in Germany. In response, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action on December 1, 2010.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 4A. EXECUTIVE OFFICERS
Executive Officers of the Registrant
The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of Haemonetics Corporation.
PETER ALLEN (age 54), President, Global Plasma joined Haemonetics in 2003 as President of the Donor Division. In March 2008, Mr. Allen was appointed Chief Marketing Officer. In October 2011, he was promoted to President of Global Plasma. Prior to joining Haemonetics, Mr. Allen was Vice President of The Aethena Group, a private equity firm providing services to the global healthcare industry. From 1998 to 2001, he held various positions including Vice President of Sales and the Oncology Business at Syncor International, a provider of radiopharmaceutical and comprehensive medical imaging services.  Previously, Mr. Allen held executive level positions in sales, marketing, and operations in DataMedic, Inc., Enterprise Systems, Inc./HBOC, and Robertson Lowstuter, Inc. Mr. Allen has also worked in sales and marketing at American Hospital Supply Corporation and Baxter International, Inc.
BRIAN CONCANNON (age 55) , President and Chief Executive Officer joined Haemonetics in 2003 as President of the Patient Division. He was promoted to President of Global Markets in 2006 and then to Chief Operating Officer in 2007. In April 2009, he was promoted to President and Chief Executive Officer, and elected to the Haemonetics Board of Directors. Immediately prior to joining Haemonetics, Mr. Concannon was President of the Northeast Region at Cardinal Health Medical Products and Services where he was employed since 1998. From 1985 to 1998, he was employed by American Hospital Supply Corporation, Baxter Healthcare Corporation, and Allegiance Healthcare in a series of sales and operations management positions of increasing responsibility.
SUSAN HANLON (age 45), Vice President Finance and Chief Accounting Officer joined our Company in 2002 as Vice President and Corporate Controller. In 2004, she was promoted to Vice President Planning and Control, and in 2008, Ms. Hanlon was promoted to Vice President Finance. She presently has responsibility for Controllership, Financial Planning, Tax, and Treasury. Prior to joining Haemonetics, Ms. Hanlon was a partner with Arthur Andersen LLP in Boston.
DAVID HELSEL (age 49) Executive Vice President, Global Manufacturing joined Haemonetics as Vice President of Global Manufacturing in March 2012, and is responsible for worldwide oversight of the Company’s manufacturing and supply chain organizations. Mr. Helsel was previously with Covidien, Ltd. for 16 years, where he most recently was Vice President of Operations for the Surgical Solutions global business unit. During his tenure with Covidien, his previous roles included Vice President of Operations for the Medical Supplies segment and Global Director of Operational Excellence – Manufacturing. Mr. Helsel holds a Bachelor of Science degree in Mechanical Engineering from LeTourneau University.
SANDRA JESSE (age 60) Chief Legal Officer joined Haemonetics as Vice President, Chief Legal Officer in September 2011, and is responsible for the company’s world-wide Legal, Compliance and Corporate Audit and Controls groups. Ms. Jesse was previously the Executive Vice President and Chief Legal Officer of Blue Cross Blue Shield of Massachusetts, a Partner in the Boston law firm of Choate, Hall and Stewart, and Press Secretary for United States Congressman, Lee Hamilton. She has served on a number of Boards of Directors, including the New England Legal Foundation, Longy School of Music, Boston Harbor Island Alliance and the Landmark School. Ms. Jesse is a former President of the Boston Bar Foundation.
MICHAEL KELLY (age 49) President, Global Markets, joined Haemonetics in 2010 as President of North America and the Global Plasma business. In 2011, his responsibilities expanded to include the Software and Global Marketing functions and his title changed to President of North America. In June of 2012, Mr. Kelly was promoted to President of Global Markets in charge of overseeing all of the Sales and Marketing activities for our Donor, Patient, and Software products globally, as well as the Global Marketing function. Prior to joining Haemonetics, he was Senior Vice President and General Manager of Infection Prevention for CareFusion Corporation. Mr. Kelly spent several years with Cardinal Health in a variety of general management, marketing, business development, and sales positions. He began his career with Baxter Healthcare as a Sales Representative in 1991.
CHRISTOPHER LINDOP (age 55) Executive Vice President, Business Development and Chief Financial Officer joined Haemonetics in January of 2007 as Chief Financial Officer. In 2007, Mr. Lindop assumed responsibility for business development. Prior to joining Haemonetics, he was Chief Financial Officer at Inverness Medical Innovations, a rapidly growing global developer of advanced consumer and professional diagnostic products from 2003 to 2006. Prior to this, Mr. Lindop was a Partner in the Boston offices of Ernst & Young LLP and Arthur Andersen LLP.

KATHLEEN MCDANIEL (age 49) Executive Vice President, Global Human Resources joined Haemonetics in March 2013 as EVP, Global Human Resources. Ms. McDaniel most recently served as worldwide VP of Human Resources for DePuy Synthes, a Johnson & Johnson Company. Prior to Depuy, Ms. McDaniel was an Executive Vice President at Fleet Credit Card Services. She has over 25 years of broad global HR leadership experience having held executive, senior human resources generalist and compensation positions at leading computer and financial services companies.
WARREN NIGHAN (age 44) Executive Vice President, Quality Assurance and Regulatory Assurance joined Haemonetics in November of 2010 as Vice President of Worldwide Quality & Regulatory Affairs. Mr. Nighan previously served as Vice President of Quality & Regulatory for St. Jude Medical in Minneapolis, Minnesota. Prior to that, he held numerous roles of increasing responsibility in quality and regulatory affairs at Covidien, Tyco Healthcare, and Kendall Healthcare. Mr. Nighan holds a bachelor’s degree in nursing from Northeastern University.
DR. JONATHAN WHITE (age 53) Chief Science and Technology Officer joined Haemonetics in 2008 as Vice President of Research and Development.  Dr. White joined Haemonetics from Pfizer where he held a number of roles including Chief Information Officer. He previously worked at McKinsey and Company in New York. Dr. White is a Fellow of the Royal College of Surgery in England.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange. On November 30, 2012 the Company completed a two-for-one split of its common stock in the form of a stock dividend. Unless otherwise indicated, all common stock shares and per share information referenced below have been retroactively adjusted to reflect the stock split. The exercise price of each outstanding option has also been proportionately and retroactively adjusted for all periods presented. Par value per share and authorized shares were however not affected by the stock split.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 30, 2013:
Market price of Common Stock:
High	$37.06	$40.70	$41.38	$44.44
Low	$33.44	$34.32	$38.92	$40.78
Fiscal year ended March 31, 2012:
Market price of Common Stock:
High	$35.10	$34.59	$32.29	$35.16
Low	$31.21	$28.02	$27.50	$30.92
There were approximately 272 holders of record of the Company’s common stock as of March 30, 2013. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return provided to shareholders on Haemonetics Corporation’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/29/2008 and its relative performance is tracked through 3/30/2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Haemonetics Corporation, the S&P 500 Index, and the S&P Health Care Equipment Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/08
3/09
3/10
3/11
3/12
3/13
Haemonetics Corporation
S&P 500
S&P Health Care Equipment

___________________________________

*	$100 invested on 3/29/08 in stock or index, including reinvestment of dividends. Fiscal year ended March 30.

	3/08	3/09	3/10	3/11	3/12	3/13
Haemonetics Corporation	100.00	92.45	95.94	110.00	116.95	139.85
S&P 500	100.00	60.32	88.41	100.24	106.48	118.64
S&P Health Care Equipment	100.00	68.74	95.94	97.34	101.08	113.56
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Unregistered Sales of Equity Securities and Use of Proceeds
In the August 1, 2012 press release, the Company announced that its Board of Directors approved the repurchase of up to $50.0 million worth of Company shares during fiscal year 2013. During the three months ended March 30, 2013, the Company repurchased 694,644 shares of its common stock for an aggregate purchase price of $28.8 million. We reflect stock repurchases in our financial statements on a trade date basis and as Authorized Unissued. Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued, rather than treasury shares.
All of the purchases during the quarter were made under the publicly announced program. All purchases were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
12/30/2012-1/26/2013	160,365	$41.81	$6,704,229	$22,133,953
1/27/2013-2/23/2013	291,650	$41.54	$12,114,521	$10,019,432
2/24/2013-3/30/2013	242,629	$41.30	$10,019,432	$—
Total	694,644	$41.52	$28,838,182

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation and Subsidiaries Five-Year Review

(In thousands, except per share and employee data)	2013	2012	2011	2010	2009
Summary of Operations
Net revenues	$891,990	$727,844	$676,694	$645,430	$597,879
Cost of goods sold	463,859	358,604	321,485	307,949	289,709
Gross profit	428,131	369,240	355,209	337,481	308,170
Operating expenses:
Research and development	44,394	36,801	32,656	26,376	23,859
Selling, general and administrative	323,053	245,261	213,899	214,483	198,744
Contingent consideration income	—	(1,580)	(1,894)	(2,345)	—
Asset write-down	4,247	—	—	15,686	—
Total operating expenses	371,694	280,482	244,661	254,200	222,603
Operating income	56,437	88,758	110,548	83,281	85,567
Other income (expense), net	(6,540)	740	(467)	(2,010)	(565)
Income before provision for income taxes	49,897	89,498	110,081	81,271	85,002
Provision for income taxes	11,097	22,612	30,101	22,901	25,698
Net income	38,800	66,886	79,980	58,370	59,304
Income per share:
Basic	$0.76	$1.32	$1.59	$1.15	$1.17
Diluted	$0.74	$1.30	$1.56	$1.12	$1.13
Weighted average number of shares	51,349	50,727	50,154	50,902	50,778
Common stock equivalents	910	863	1,038	1,224	1,568
Weighted average number of common and common equivalent shares	52,259	51,590	51,192	52,126	52,346

	2013	2012	2011	2010	2009
Financial and Statistical Data:
Working capital	$416,866	$396,385	$340,160	$250,888	$289,530
Current ratio	3.3	4.0	4.1	2.9	4.1
Property, plant and equipment, net	$256,953	$161,657	$155,528	$154,313	$137,807
Capital expenditures	$62,188	$53,198	$46,669	$56,304	$56,379
Depreciation and amortization	$65,481	$49,966	$48,145	$43,236	$36,462
Total assets	$1,461,917	$911,135	$833,264	$760,928	$649,693
Total debt	$480,094	$3,771	$4,879	$20,520	$6,038
Stockholders’ equity	$769,182	$732,631	$686,136	$593,124	$539,884
Debt as a % of stockholders’ equity	62.4%	0.5%	0.7%	3.5%	1.1%
Employees	3,563	2,337	2,201	2,327	2,016

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business

Haemonetics is a blood management solutions company. Anchored by our medical device systems and related consumables, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.

Our medical device systems provide both automated collection and processing of blood components, and manual collection and processing of donated blood, assess likelihood for blood loss, salvage and process blood from surgery patients, and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) some of which operate only with our specialized devices. Our plasma and blood center systems allow users to collect and process only the blood component(s) they target - plasma, platelets, or red blood cells - increasing donor and patient safety as well as collection efficiencies. Our manual blood collection and filtration systems enable the manual collection of all blood components and detect bacteria in whole blood derived platelets, thus reducing the risks of infection through transfusion. Our blood diagnostics system assesses hemostasis (a patient's clotting ability) to aid clinicians in assessing the cause of bleeding, resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital.

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

Recent developments

On August 1, 2012 we completed the acquisition of the business assets of the blood collection, filtration and processing product lines of Pall Corporation. We paid a total of $535.2 million in cash consideration. The acquisition was funded utilizing $475.0 million of loans and the remainder from cash on hand. The blood processing systems and equipment acquired are for use in transfusion medicine and include manufacturing facilities in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of Pall's assets in Fajardo, Puerto Rico. Approximately 1,300 employees transferred to Haemonetics. We anticipate paying an additional $15.0 million upon the replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement.

On April 30, 2013, we completed the acquisition of the business assets of Hemerus Medical, LLC, a Minnesota-based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. We have paid $24.0 million for Hemerus as of May 2013 and have committed to payment of an additional $3.0 million contingent upon receipt of an additional FDA approval. Additionally, up to $14.0 million will be paid based on future sales of SOLX-based products achieved within the next 10 years.
Market Trends
Plasma Market
Changes in demand for plasma-derived pharmaceuticals, particularly immunoglobulin (“IG”), are the key driver of plasma collection volumes in the commercial plasma market. Various factors related to the supply of plasma and the production of plasma-derived pharmaceuticals also affect collection volume, including the following:

•
Industry consolidation continues among plasma collectors and fractionators. As customers become more vertically integrated, the number of centers served, and collections at those centers, can change.  Consolidation can also impact the choice in plasma collection system used to perform some or all of those collections.

•	Several blood collectors supply additional plasma to fractionators, and thus collection volumes can rise overall but not directly impact our commercial plasma business.

•
The newer plasma fractionation facilities are more efficient in their production processes, helping companies meet growing demand for pharmaceuticals without requiring an equivalent increase in plasma supply.

•	Reimbursement guidelines affect the demand for end product pharmaceuticals, although off-label use of pharmaceuticals is growing, in particular for Alzheimer's treatment.

•
Newly approved indications for, and the growing understanding and thus diagnosis of auto-immune diseases treated with plasma derived therapies increase the demand for plasma, as do longer lifespans and a growing aging patient population.

•	Geographical expansion of biopharmaceuticals also increases demand for plasma.

Demand for plasma in fiscal 2013 was particularly strong in North America where approximately two-thirds of commercial plasma is collected. Global markets for plasmapheresis have been relatively flat, with U.S. produced plasma meeting an increasing percentage of plasma volume demand worldwide.

Blood Center Market

In the blood center market, we sell products used in the collection of platelets, red cells and whole blood. Whole blood is collected from the donor and then transported to a laboratory where it is separated into its components: red cells, platelets and/or plasma.

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

Demand for red cells has declined modestly in mature markets due to the development of less invasive, lower blood loss medical procedures and blood management.  Highly populated emerging market countries are increasing their demand for blood as they are advancing their health care coverage, and as greater numbers of people gain access to more advanced medical treatment, demand for blood components, including red cells increases directly.
Hospital Market
In the hospital market, we sell cardiovascular surgical blood salvage systems, orthopedic surgical blood salvage systems, and a blood diagnostics instrument.
Our Cell Saver brand surgical blood salvage system was designed as a solution for rapid, high volume blood loss procedures, such as cardiovascular surgeries. Since the 2012 introduction of the Cell Saver Elite, we have seen growth from emerging markets due to increased access to healthcare and we have also had growth in mature markets.
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
Our TEG Thromobelastograph Hemostasis Analyzer is a diagnostic tool which provides a comprehensive assessment of a patient’s overall hemostasis. The benefit is that this information enables caregivers to decide the best blood-related clinical treatment for the individual patient in order to minimize blood loss and reduce incidence of "reoperations". The test is expanding beyond cardiac surgery into trauma, as well as helping manage surgical timing of patients on anti-platelet medications. TEG product line sales further strengthened in fiscal 2013. This product’s growth is dependent on hospitals adopting this technology as a standard practice in their blood management programs.
Software Market
Our software solutions portfolio addresses many of the critical data collection and data management needs within the plasma, blood center, and hospital markets and is also a key component of our blood management solutions today. In fiscal 2013, the pressures to improve efficiencies, reduce cost, and improve patient outcomes continued to be key drivers in all three markets.
Demand for our plasma software solution declined in fiscal 2013 as a sub-segment of this market has or intends to migrate towards homegrown proprietary software solutions in an effort to gain unique competitive advantages.

In the blood center market for software, we currently participate most actively in the United States, where expansion to new or emerging technology platforms such as our El Dorado Software Solution Suite has been slow due to industry consolidation and the relatively high cost and management focus required to migrate to new information technology platforms. This trend has limited revenue growth but the high switching costs noted and recurring maintenance revenue streams from existing products has provided relative revenue stability in this segment.
We currently participate in the hospital markets for software primarily in the United States and Europe. In the United States we have experienced growth in our installed base for our blood banking solution, SafeTraceTX, due to demand for reliable, proven safety systems within blood banks. However, growth has been constrained recently due to hospital IT organization focus on the electronic medical records mandate. Revenues from BloodTrack, a blood inventory and transfusion management system, have increased in the United States and Europe recently as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients.

Financial Summary

(In thousands, except per share data)	March 30, 2013	March 31, 2012	April 2, 2011	% Increase/(Decrease) 13 vs. 12	% Increase/(Decrease) 12 vs. 11
Net revenues	$891,990	$727,844	$676,694	22.6%	7.6%
Gross profit	$428,131	$369,240	$355,209	15.9%	4.0%
% of net revenues	48.0%	50.7%	52.5%
Operating expenses	$371,694	$280,482	$244,661	32.5%	14.6%
Operating income	$56,437	$88,758	$110,548	(36.4)%	(19.7)%
% of net revenues	6.3%	12.2%	16.3%
Other income (expense), net	$(6,540)	$740	$(467)
Income before taxes	$49,897	$89,498	$110,081	(44.2)%	(18.7)%
Provision for income tax	$11,097	$22,612	$30,101	(50.9)%	(24.9)%
% of pre-tax income	22.2%	25.3%	27.3%
Net income	$38,800	$66,886	$79,980	(42.0)%	(16.4)%
% of net revenues	4.3%	9.2%	11.8%
Earnings per share-diluted	$0.74	$1.30	$1.56	(43.1)%	(16.7)%
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2013, 2012 and 2011 each included 52 weeks with each quarter having 13 weeks.
Net revenue for fiscal 2013 increased 22.6% compared to fiscal 2012. Without the effects of foreign exchange, net revenue increased 22.2% compared to fiscal 2012. This increase includes sales from the recently acquired whole blood business of $138.4 million for the fiscal year ended March 30, 2013. The remaining increase for the fiscal year ended March 30, 2013 is primarily due to revenue growth from our plasma, surgical and diagnostics products. Fiscal 2012 revenue benefited from purchases by the Japan Red Cross (“JRC”) in March 2012 to avoid future supply disruptions in anticipation of an internal business system conversion, negatively impacting fiscal year ended March 30, 2013.
Net revenue for fiscal 2012 increased 7.6% compared to fiscal 2011. Without the effects of foreign exchange, net revenue increased 5.6% over fiscal 2011. The increase reflects strong revenue growth from our plasma, blood center, diagnostics businesses and increased equipment and software sales, offset by declines due to a recall of certain OrthoPAT devices. As mentioned above, fiscal 2012 revenue growth also benefited from purchases by the Japanese Red Cross in March 2012.
During fiscal 2013, operating income decreased 36.4% compared to fiscal 2012. Without the effects of foreign currency, operating income decreased 43.7% compared to fiscal 2012 as increased gross profit due to revenue growth was more than offset by higher costs of goods sold due to acquisition-related step-up in the value of acquired inventory. Also contributing to the decrease in operating income was a $7.0 million inventory reserve for a quality matter involving a component of our whole blood disposable inventory which occurred in the third quarter of fiscal 2013 and higher operating expenses including significant acquisition and integration costs totaling $37.3 million.
During fiscal 2012, operating income decreased 19.7% compared to fiscal 2011. Without the effects of foreign currency, operating income decreased 20.4% over fiscal 2011 as increases in operating expenses more than offset gross profit associated with revenue growth due to higher costs of quality, relatively higher sales of our lower-margin products, expenses associated with European customer claims arising from a quality matter with HS Core, and transaction costs.
Net income decreased 42.0% during fiscal 2013. Without the effects of foreign exchange, net income decreased 49.9% for fiscal 2013. The decrease in net income was attributable to the decrease in operating income described above and additional interest expense.
Net income decreased 16.4% during fiscal 2012. Without the effects of foreign exchange, net income decreased 18.1% for fiscal 2012. The decrease in net income was attributable to the decline in operating income described above.

RESULTS OF OPERATIONS
Net Revenues by Geography

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011	% Increase/(Decrease) 13 vs. 12	% Increase/(Decrease) 12 vs. 11
United States	$454,874	$352,160	$317,355	29.2%	11.0%
International	437,116	375,684	359,339	16.4%	4.5%
Net revenues	$891,990	$727,844	$676,694	22.6%	7.6%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in more than 97 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenue generated outside the U.S. approximated 49.0%, 51.6%, and 53.1% of net revenue during fiscal 2013, 2012, and 2011, respectively. During fiscal 2013, 2012, and 2011, revenue in Japan accounted for approximately 13.5%, 17.1%, and 16.3%, respectively, of our total revenue. Revenue from Europe accounted for approximately 25.2%, 25.2%, and 27.6% of our total revenue for fiscal 2013, 2012, and 2011, respectively. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and the Euro relative to the U.S. Dollar.
For fiscal 2013 as compared to fiscal 2012, the effects of foreign exchange resulted in a 0.4% increase in sales. For fiscal 2012 as compared to fiscal 2011, the effects of foreign exchange accounted for a 2.0% increase in sales.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011	% Increase/(Decrease) 13 vs. 12	% Increase/(Decrease) 12 vs. 11
Disposables	$757,765	$594,933	$551,836	27.4%	7.8%
Software solutions	69,952	70,557	66,876	(0.9)%	5.5%
Equipment & other	64,273	62,354	57,982	3.1%	7.5%
Net revenues	$891,990	$727,844	$676,694	22.6%	7.6%
Disposables Revenues by Product Type

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011	% Increase/(Decrease) 13 vs. 12	% Increase/(Decrease) 12 vs. 11
Plasma disposables	$268,900	$258,061	$227,209	4.2%	13.6%
Blood center disposables
Platelet	169,602	167,946	156,251	1.0%	7.5%
Red cell	49,733	48,034	46,828	3.5%	2.6%
Whole blood	138,436	—	—	100.0%	—%
	357,771	215,980	203,079	65.7%	6.4%
Hospital disposables
Surgical	73,508	66,619	66,503	10.3%	0.2%
OrthoPAT	30,230	31,186	35,631	(3.1)%	(12.5)%
Diagnostics	27,356	23,087	19,414	18.5%	18.9%
	131,094	120,892	121,548	8.4%	(0.5)%
Total disposables revenue	$757,765	$594,933	$551,836	27.4%	7.8%

Disposables Revenue
Disposables include the Plasma, Blood Center, and Hospital product lines. Disposables revenue increased 27.4% during fiscal 2013 and 7.8% during fiscal 2012. Without the effect of foreign exchange, disposables revenue increased 26.8% and 5.7% for fiscal 2013 and 2012, respectively.
Plasma
Plasma disposables revenue increased 4.2% during fiscal 2013. Without the effects of foreign exchange, plasma disposables revenue increased 4.5% during fiscal 2013 compared to fiscal 2012. Plasma revenue primarily increased due to higher revenue from commercial fractionation customers in the United States, with increased collections more than offsetting price reductions in contract renewals completed in fiscal 2012.
Plasma disposables revenue increased 13.6% during fiscal 2012. Without the effects of foreign exchange, plasma disposables revenue increased 12.7% during fiscal 2012 primarily due to increased plasma collections by our commercial fractionation customers in the United States.
Blood Center
Blood Center consists of disposables used to collect platelets, red cells, whole blood and plasma for transfusion.
Platelet
Platelet disposables revenue increased 1.0% during fiscal 2013. Without the effect of foreign exchange, platelet disposable revenue increased 1.0% during fiscal 2013 resulting from continued growth in emerging markets which more than offset declines in mature markets, notably Japan. Revenue growth in Japan was lower due to increased sales resulting from quality issues experienced with a competitor's device in the prior year, and the negative impact of the JRC's purchases in March 2012 to avoid future supply disruptions in anticipation of an internal system conversion.
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
Red Cell
Red cell disposables revenue increased 3.5% during fiscal 2013. Without the effects of foreign exchange, red cell disposables revenue increased 3.8% during fiscal 2013, due primarily to favorable order timing in North America in the fourth quarter of fiscal 2013. We do not expect material growth in red cell revenue as market trends indicate improved blood management procedures in hospitals are reducing demand for red cells in mature markets.
Red cell disposables revenue increased 2.6% during fiscal 2012. Without the effects of foreign exchange, red cell disposables revenue increased 2.6% during fiscal 2012, driven primarily by increased account penetration at existing customers for red cells in North America.
Whole Blood
Whole blood disposables revenue was $138.4 million for the fiscal year ended March 30, 2013, representing sales of products from the whole blood acquisition completed on August 1, 2012. In March 2013, we failed to receive renewal of a European tender that will negatively impact fiscal 2014 revenue. Annual sales under this contract were $12.2 million. Gross margin on whole blood sales to this customer is substantially lower than our average gross margin on the whole blood or other disposable sales.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. The hospital product line includes the following brand platforms: the Cell Saver brand, the TEG brand, the OrthoPAT brand and the cardioPAT brand.
Surgical
Surgical disposables revenue consists principally of the Cell Saver and cardioPAT products. Revenue from our surgical disposables increased 10.3% during fiscal 2013. Without the effect of foreign exchange, surgical disposables revenue increased 8.4% during fiscal 2013, with revenue growth realized across all markets we serve. We achieved growth from market acceptance of Cell Saver Elite in the U.S., Europe and Japan, while emerging market growth was realized through increased commercial presence in emerging markets such as China. Surgical revenue also benefited from market share gains due to limited product availability from our primary competitor due to a now resolved supply chain disruption following a natural disaster in Europe.
Revenue from our surgical disposables increased 0.2% during fiscal 2012. Without the effect of foreign exchange, surgical disposables revenue decreased 2.2% for fiscal 2012, due to competitive pressures and a decrease in demand across our European and North American markets associated with lower surgical volumes. During fiscal 2012, we introduced the Cell Saver Elite, our next generation surgical device, first in North America and then across all geographies.
OrthoPAT
Revenue from our OrthoPAT disposables decreased 3.1% during fiscal 2013. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased by 3.8% primarily due to lower sales in the United States as device utilization by smaller hospitals has declined following the voluntary recall of the OrthoPAT device in fiscal 2012.
Revenue from our OrthoPAT disposables decreased 12.5% during fiscal 2012. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased by 13.4%, also as a result of the voluntary recall of our OrthoPAT devices during the first quarter of fiscal 2012.
Diagnostics
Diagnostics product revenue consists of the TEG products. Revenues from TEG consumers increased 18.5% during fiscal 2013. Without the effect of foreign exchange, diagnostic product revenue increased by 17.0%. The revenue increase is due to continued adoption of our TEG analyzer, principally in the United States and China.
Revenue from our diagnostics products increased 18.9% during fiscal 2012. Without the effect of foreign exchange, diagnostic product revenue increased by 19.2%. The revenue increase is due to continued adoption of our TEG analyzer, including expansion with North American hospitals and sales growth in China.
Other Revenues

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011	% Increase/(Decrease) 13 vs. 12	% Increase/(Decrease) 12 vs. 11
Software solutions	$69,952	$70,557	$66,876	(0.9)%	5.5%
Equipment and other	64,273	62,354	57,982	3.1%	7.5%
Net other revenues	$134,225	$132,911	$124,858	1.0%	6.4%
Software Solutions
Our software solutions revenue includes sales of our information technology software platforms and consulting services.
Software solutions revenue decreased 0.9% during fiscal 2013. Without the effects of foreign exchange, software solutions revenue increased 0.2% during fiscal 2013. Installed base growth in hospital-based solutions SafeTraceTX and BloodTrack was offset by declines in plasma software revenue.
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
Equipment and other revenue increased 3.1% during fiscal 2013. Without the effect of currency exchange, equipment and other revenue increased 3.2%. The increase is due primarily to higher TEG equipment sales in China and higher surgical equipment sales across multiple markets.

Equipment and other revenue increased 7.5% during fiscal 2012. Without the effect of currency exchange, equipment and other revenue increased 5.2% driven by higher equipment sales in Europe, Asia and Japan, and the launch of the Cell Saver Elite device.
Gross Profit

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011	% Increase/(Decrease) 13 vs. 12	% Increase/(Decrease) 12 vs. 11
Gross profit	$428,131	$369,240	$355,209	15.9%	4.0%
% of net revenues	48.0%	50.7%	52.5%
Our gross profit increased 15.9% during fiscal 2013. Without the effects of foreign exchange, gross profit increased 13.8% during fiscal 2013. Our gross profit margin percentage decreased by 270 basis points for fiscal 2013 as compared to fiscal 2012. The decrease in gross profit margin for the fiscal year ended March 30, 2013 includes $11.9 million of costs of goods sold related to the increase in fair value of acquisition-related whole blood inventory acquired from Pall as well as an approximately $7.0 million inventory reserve recorded related to a quality matter. This reserve related to the removal of affected whole blood collection sets from inventory for destruction or rework based on a quality matter detected during the third quarter of fiscal 2013. We issued a field action letter to blood center customers requesting visual inspection of a component of certain whole blood collection sets, due to the potential for a leak to occur at a very low frequency.  The component, referred to as a Y connector, was supplied by a contract manufacturer. We will pursue all available means of financial recovery related to this inventory loss. However, no salvage or recovery value from these efforts was recorded as we cannot currently conclude whether a favorable outcome will result.

Additionally, the decrease in gross profit margin included the combined impact of whole blood disposable sales, as whole blood gross margins are lower than average gross margins for our complete product line. This was partially offset by reduced equipment depreciation expense as a result of a change in estimated useful lives implemented during the year ended March 30, 2013. The effect of this change in estimate was a reduction of depreciation expense in fiscal 2013 by $4.5 million, an increase in income net of tax of $3.3 million and an increase in basic and diluted earnings per share of $0.09.
Our gross profit amount increased 4.0% during fiscal 2012. Without the effects of foreign exchange, gross profit increased 1.5%. Our gross profit margin percentage decreased by 180 basis points for fiscal 2012 as compared to fiscal 2011. The decrease was primarily due to increased product quality costs, the mix of sales among our various product lines, and higher freight costs. The increased product quality costs included the sale of a higher cost substitute product for certain European plasma customers affected by the HS Core quality matter. The relatively lower sales of our higher gross margin hospital products and higher sales of our lower gross margin plasma disposables also reduced our overall gross profit.
Operating Expenses

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011	% Increase/(Decrease) 13 vs. 12	% Increase/(Decrease) 12 vs. 11
Research and development	$44,394	$36,801	$32,656	20.6%	12.7%
% of net revenues	5.0%	5.1%	4.8%
Selling, general and administrative	$323,053	$245,261	$213,899	31.7%	14.7%
% of net revenues	36.2%	33.7%	31.6%
Contingent consideration income	$—	$(1,580)	$(1,894)	(100.0)%	(16.6)%
% of net revenues	—%	(0.2)%	(0.3)%
Asset write-downs	$4,247	$—	$—	—%	—%
% of net revenues	0.5%	—%	—%
Total operating expenses	$371,694	$280,482	$244,661	32.5%	14.6%
% of net revenues	41.7%	38.5%	36.2%
Research and Development
Research and development increased 20.6% during fiscal 2013. This increase is primarily due to additional staff and program spending related to the whole blood acquisition and related product initiatives, as well as a general increase in development programs to support long-term product plans and increase our competitiveness.

Research and development increased 12.7% during fiscal 2012, with an immaterial effect of foreign exchange. The increase was primarily related to the general increase in development programs in support of long-term product plans and near-term quality improvements.
Selling, General and Administrative
During fiscal 2013, selling, general and administrative expenses increased 31.7%. Without the effects of foreign exchange, selling, general and administrative expenses increased 30.6% during fiscal 2013. This increase includes acquisition and integration expenses associated with the whole blood acquisition of $37.3 million compared to approximately $3.0 million of whole blood transaction costs incurred in fiscal 2012. We also incurred approximately $35.2 million of expenses from the whole blood business following the August 1, 2012 acquisition. The remainder of the growth is related to investments in the global sales organization, particularly emerging markets, and information technology infrastructure to support increased revenue levels. We also incurred higher incentive compensation this fiscal year as financial performance versus established financial targets improved as compared to fiscal 2012.
During fiscal 2012, selling, general and administrative expenses increased 14.7%. Without the effects of foreign exchange, selling, general and administrative expenses increased 11.8% during fiscal 2012. The increase was attributable to $3.1 million of expenses, net of insurance recovery, associated with European customer claims arising from a quality matter with HS Core, $3.0 million of transaction costs related to the definitive purchase agreements with Pall Corporation and Hemerus Medical, LLC, $2.2 million of higher restructuring charges, increased investment in our worldwide sales and marketing organizations, and higher bonus expense.
Contingent Consideration Income
Under the accounting rules for business combinations, we established a liability for payments that we might make in the future to former shareholders of Neoteric that are tied to the performance of the BloodTrack business for the first three years post acquisition, beginning with fiscal 2010. During fiscal 2012 and 2011, this business did not achieve the necessary revenue growth milestones for the former shareholders to receive additional performance payments. As such, we reduced the contingent liability by $1.6 million and $1.9 million during fiscal 2012 and 2011, respectively, and recorded the adjustments as contingent consideration income in the consolidated statements of income.

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
Asset Write-Down
We recorded an asset write-down of $4.2 million in the fourth quarter of fiscal 2013 associated with exiting activities related to technologies originally acquired from Arryx, Inc.
Other income (expense), net
Other expense, net, increased during fiscal 2013 as compared to the same periods of fiscal 2012 primarily due to $6.4 million of incremental interest expense from the $475.0 million term loan borrowed in connection with the whole blood acquisition.
We reported in other income in fiscal 2012 the reversal of interest on contingent consideration.
Taxes

	March 30, 2013	March 31, 2012	April 2, 2011	% Increase/(Decrease) 13 vs. 12	% Increase/(Decrease) 12 vs. 11
Reported income tax rate	22.2%	25.3%	27.3%	(3.1)%	(2.0)%

Reported Tax Rate

The change in our reported tax rate for fiscal year 2013, as compared to 2012 and 2011 relates primarily to the geographic distribution of income as well as the impact of the resolution of uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	March 30, 2013	March 31, 2012
Cash & cash equivalents	$179,120	$228,861
Working capital	$416,866	$396,385
Current ratio	3.3	4.0
Net cash (debt) position(1)	$(300,974)	$225,090
Days sales outstanding (DSO)	62	66
Disposables finished goods inventory turnover	4.0	5.7
_______________________________________

(1)	Net cash (debt) position is the sum of cash and cash equivalents less total debt.

On August 1, 2012, in connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million term loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities have a term of five years and mature on August 1, 2017. As of March 30, 2013 all $50.0 million of the Revolving Credit Facility was available. We also have lines of credit to fund our global operations.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and option exercises. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily total payments of approximately $88.0 million associated with Value Creation and Capture opportunities and acquisition integration activities described below, capital expenditures, cash payments under the loan agreement and investments including the purchase of Hemerus described previously and other acquisitions.

Value Creation and Capture

On April 29, 2013, we committed to a plan to pursue identified Value Creation and Capture ("VCC") opportunities. These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over the next three fiscal years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan").

To implement the Network Plan, we will (i) discontinue manufacturing activities at our Braintree, Massachusetts location, (ii) create a technology center of excellence for product development, (iii) expand our current facility in Tijuana, Mexico and (iv) build a new manufacturing facility in Asia closer to our customer base in that region.

We estimate we will incur approximately $23.0 million of cash restructuring expenses during fiscal 2014 which will be recorded through cost of goods sold. To complete the Network Plan we estimate that we will spend an additional $8.0 million for cash restructuring expenses in future years. These costs consist principally of employee related costs, product line transfer costs including relocation and validation, as well as redundant overhead and inefficiencies during the transfer period. The management and execution of this effort will require a dedicated team of program managers, engineers, regulatory and quality professionals, the cost of which is included in these estimates. We also expect to incur non-cash costs of approximately $5.0 million consisting of accelerated depreciation and asset write-downs.

Activities under the Plan will be initiated in fiscal 2014 and are expected to be substantially completed in the next three years.   Additionally, we expect to deploy approximately $36.0 million of cash in fiscal 2014 for capital expenditures to expand our existing Tijuana, Mexico facility and construct a new facility in Asia.

We also expect to incur cash costs totaling $29.0 million associated with our other VCC opportunities, completion of the integration of the whole blood business and the recent acquisition of Hemerus.

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011	Increase/(Decrease) 13 vs. 12	Increase/(Decrease) 12 vs. 11
Net cash provided by (used in):
Operating activities	$85,074	$115,318	$123,455	$(30,244)	$(8,137)
Investing activities	(596,395)	(52,196)	(51,558)	(544,199)	(638)
Financing activities	461,853	(30,470)	(18,084)	492,323	(12,386)
Effect of exchange rate changes on cash and cash equivalents(1)	(273)	(498)	1,332	225	(1,830)
Net increase/(decrease) in cash and cash equivalents	$(49,741)	$32,154	$55,145	$(81,895)	$(22,991)
_______________________________________

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:
In fiscal 2013, the Company repurchased approximately 1.2 million shares of its common stock for an aggregate purchase price of $50.0 million. This completed a $50.0 million share repurchase program that was announced in April 2012.
In fiscal 2012, the Company repurchased approximately 1.8 million shares of its common stock for an aggregate purchase price of $50.0 million. This completed a $50.0 million share repurchase program that was announced in May 2011.
In fiscal 2011, the Company repurchased approximately 1.8 million shares of its common stock for an aggregate purchase price of $50.0 million. This completed a $50.0 million share repurchase program that was announced in April 2010.

Operating Activities:

Net cash provided by operating activities was $85.1 million during fiscal 2013, a decrease of $30.2 million as compared to fiscal 2012 primarily due to higher payments of acquisition and integration related costs and working capital investments related to sales from the whole blood business, as accounts receivable were not included in the acquired assets.

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

Investing Activities:

Net cash used in investing activities increased by $544.2 million during fiscal 2013 as compared to fiscal 2012 due to the use of $535.2 million to acquire the whole blood business, of which $475.0 million was funded by term loan borrowings discussed above. The increase in net cash used in investing activities also included higher capital expenditures primarily related to the expansion of our installed equipment base with customers, particularly for plasma and hospital equipment.

Net cash used in investing activities increased by $0.6 million during fiscal 2012 as compared to fiscal 2011 due to a $6.5 million increase in capital expenditures on property, plant and equipment, offset by the benefit of no acquisition-related payments. The increase in capital expenditures is the net effect of higher placements of company-owned equipment, primarily in support of increased plasma disposables demand, and the replacement of OrthoPAT devices, offset by lower manufacturing capital investments due to completion of construction of our Salt Lake City facility.

Financing Activities:

Net cash provided by financing activities increased by $492.3 million during the fiscal year ended March 30, 2013, as compared to the fiscal year ended March 31, 2012, due primarily to a $475.0 million term loan used to finance the whole blood acquisition, $15.1 million of incremental proceeds from the exercise of share-based compensation and $5.6 million of short term borrowings from the fluctuation of working capital in Japan. These were offset by $5.5 million of debt issuance costs paid related to the term loan closing. Net cash used to fund share repurchases under common stock repurchase programs was $50.0 million during fiscal 2013 and 2012.

Net cash used in financing activities increased by $12.4 million during fiscal 2012 due primarily to a $25.4 million decrease in cash flow from the exercise of stock options offset by a $14.9 million decrease in net payments under short-term credit arrangements. Net cash used to fund share repurchases under common stock repurchase programs was $50.0 million during fiscal 2012 and 2011.
Contractual Obligations and Contingencies
A summary of our contractual and commercial commitments as of March 30, 2013, is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$480,094	$23,150	$118,969	$337,975	$—
Operating leases	23,985	7,742	9,766	3,788	2,689
Purchase commitments*	131,734	126,734	5,000	—	—
Expected retirement plan benefit payments	10,611	1,200	2,635	2,062	4,714
Total contractual obligations	$646,424	$158,826	$136,370	$343,825	$7,403
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

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $7.4 million recorded in accordance with ASC Topic 740, Income Taxes. Due to the complexity associated with tax uncertainties related to these unrecognized benefits, we cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities.
At the closing of the whole blood acquisition, we paid a total of $535.2 million in cash consideration following resolution of post-closing adjustments for working capital and historical earnings levels. We anticipate paying an additional $15.0 million upon replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016.
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

Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy, where our net accounts receivable is $23.4 million as of March 30, 2013, may increase the average length of time it takes us to collect accounts receivable in certain regions within these countries.
Contingent Commitments
Legal Proceedings
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.

Fenwal (Fresenius) Patent Infringement
For the past six years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
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
Foreign Exchange
During fiscal 2013, approximately 49.0% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro and the Japanese Yen. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, the Canadian Dollar and Mexican Peso. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in these foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, and the Canadian Dollar, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, British Pound, and the Canadian Dollar. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, to the extent hedged, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.
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
Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled during fiscal 2013 and 2012 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in the Euro and the Japanese Yen. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	5%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	1%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.35	2%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY11	98.17	(7)%	94.91	(10)%	89.13	(8)%	89.78	(4)%
FY12	88.99	(9)%	85.65	(10)%	81.73	(8)%	82.45	(8)%
FY13	79.40	(11)%	76.65	(11)%	77.58	(5)%	78.69	(5)%
FY14	79.85	1%	79.68	4%	84.32	9%	93.92	19%
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.02	2%
British Pound - Hedge Spot Rate (US$ per GBP)
FY11	1.47	1%	1.65	15%	1.63	15%	1.59	14%
FY12	1.50	2%	1.54	(7)%	1.57	(4)%	1.58	(1)%
FY13	1.62	8%	1.63	6%	1.60	2%	1.57	(1)%
FY14	1.59	(2)%	1.57	(4)%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.94	2%
_______________________________________

We generally place our cash flow hedge contracts on a rolling twelve month basis.
Recent Accounting Pronouncements
New pronouncements issued but not effective until after March 30, 2013 are not expected to have a material impact on financial position, results of operation or liquidity.
Guidance to be Implemented

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires an entity to disclose the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The objective of this disclosure is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amended guidance is effective for reporting periods beginning after December 15, 2012, and interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our financial disclosures.

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

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our financial disclosures.
Standards Implemented
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the disclosure requirements for comprehensive income to include total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We adopted this standard in the first quarter of fiscal 2013 using the two separate but consecutive statements approach. The adoption of ASU 2011-05 does not affect on our financial position or results of operations but changed our presentation of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted these provisions in 2012. The adoption of ASU 2011-08 did not have a material effect on our financial position or results of operations.
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
Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. We first perform a qualitative test and if necessary, perform a quantitative test. The quantitative test is based on a discounted cash flow analysis for each reporting unit. The test showed no evidence of impairment to our goodwill for fiscal 2013, 2012 or 2011 and demonstrated that the fair value of each reporting unit significantly exceeded the reporting unit’s carrying value in each period.
We review our intangible assets, subject to amortization, and their related useful lives periodically to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. Our review includes examination of whether certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products.

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

Inventory Provisions

We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Additionally, uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory.

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
We file income tax returns in all jurisdictions in which we operate. We establish a reserve to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management's assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments are made as events occur that warrant modification.

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
Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the effects of disruption from the acquisition of the Pall whole blood business making it more difficult to maintain relationships with employees, customers, vendors and other business partners, unexpected expenses incurred to integrate the Pall whole blood business, our ability to successfully execute on the transformation of our manufacturing network and our other value capture and creation activities, technological advances in the medical field and standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, demand for blood components, product quality, market acceptance, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers' ordering patterns, the effect of industry consolidation as seen in the plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.
Foreign Exchange Risk
See the section above entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and costs. We do not use the financial instruments for speculative or trading activities. At March 30, 2013, we had the following significant foreign exchange contracts to hedge the anticipated foreign currency cash flows outstanding. The contracts have been organized into maturity groups and the related quarter that we expect the hedge contract to affect our earnings.

Hedged Currency	(BUY)/SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value Gain/(Loss)	Maturity	Quarter Expected to Affect Earnings
EUR	7,609,000	1.266	1.272	$(113,172)	Mar 2013 - May 2013	Q1 FY14
EUR	8,474,000	1.248	1.253	$(289,142)	Jun 2013 - Aug 2013	Q2 FY14
EUR	8,549,000	1.293	1.297	$64,875	Sep 2013 - Nov 2013	Q3 FY14
EUR	6,539,000	1.353	1.355	$403,373	Dec 2013 -Feb 2014	Q4 FY14
YEN	895,856,000	79.61 per US$	79.13 per US$	$1,795,161	Mar 2013 - May 2013	Q1 FY14
YEN	1,415,955,000	79.68 per US$	79.35 per US$	$2,739,127	Jun 2013 - Aug 2013	Q2 FY14
YEN	1,473,623,000	84.32 per US$	84.03 per US$	$1,798,356	Sep 2013 - Nov 2013	Q3 FY14
YEN	1,415,536,000	93.92 per US$	93.57 per US$	$53,287	Dec 2013 -Feb 2014	Q4 FY14
GBP	(777,000)	1.593	1.590	$(58,703)	Feb 2012- Apr 2013	Q1 FY14
GBP	(777,000)	1.568	1.567	$(40,758)	May 2012- Jul 2013	Q2 FY14
CAD	(1,868,000)	1.01 per US$	1.02 per US$	$2,483	Mar 2013 - May 2013	Q1 FY14
CAD	(1,587,000)	1.00 per US$	1.01 per US$	$(22,283)	Jun 2013 - Aug 2013	Q2 FY14
CAD	(1,853,000)	1.00 per US$	1.01 per US$	$(29,503)	Sep 2013 - Nov 2013	Q3 FY14
CAD	(436,000)	1.02 per US$	1.03 per US$	$2,102	Dec 2013 - Feb 2014	Q4 FY14
CHF	(5,527,000)	0.96 per US$	0.95 per US$	$10,666	Apr 2013 - Jun 2013	Q1 FY14
CHF	(6,083,000)	0.95 per US$	0.95 per US$	$8,425	Jul 2013 - Sep 2013	Q2 FY14
CHF	(7,070,000)	0.92 per US$	0.91 per US$	$(236,730)	Jul 2013 - Sep 2013	Q3 FY14
CHF	(1,604,800)	0.94 per US$	0.94 per US$	$(11,474)	Oct 2013 - Dec 2013	Q4 FY14
MXN	(8,629,000)	12.34 per US$	12.36 per US$	$(891)	Feb 2013 - Apr 2013	Q1 FY14
MXN	(8,629,000)	12.39 per US$	12.45 per US$	$2,275	May 2013- Jul 2013	Q2 FY14
				$6,077,474
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
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our Credit Facilities for the fiscal year ended March 30, 2013 was $475.0 million with an interest rate of 1.625% based on prevailing Adjusted LIBOR rates. An increase of 100 basis points in Adjusted LIBOR rates would result in additional annual interest expense of $4.8 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011

Net revenues	$891,990	$727,844	$676,694
Cost of goods sold	463,859	358,604	321,485
Gross profit	428,131	369,240	355,209
Operating expenses:
Research and development	44,394	36,801	32,656
Selling, general and administrative	323,053	245,261	213,899
Contingent consideration income	—	(1,580)	(1,894)
Asset write-down	4,247	—	—
Total operating expenses	371,694	280,482	244,661
Operating income	56,437	88,758	110,548
Other income (expense), net	(6,540)	740	(467)
Income before provision for income taxes	49,897	89,498	110,081
Provision for income taxes	11,097	22,612	30,101
Net income	$38,800	$66,886	$79,980

Net income per share - basic	$0.76	$1.32	$1.59
Net income per share - diluted	$0.74	$1.30	$1.56

Weighted average shares outstanding
Basic	51,349	50,727	50,154
Diluted	52,259	51,590	51,192
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011

Net income	$38,800	$66,886	$79,980

Other comprehensive (loss)/income:
Impact of defined benefit plans, net of tax	(820)	(3,988)	555
Foreign currency translation adjustment	(4,705)	(2,813)	6,380
Unrealized (loss)/gain on cash flow hedges, net of tax	4,594	3,140	(4,068)
Reclassifications into earnings of cash flow hedge losses/(gains), net of tax	(2,746)	3,230	769
Other comprehensive (loss)/income	(3,677)	(431)	3,636
Comprehensive income	$35,123	$66,455	$83,616

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 30, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$179,120	$228,861
Accounts receivable, less allowance of $1,727 at March 30, 2013 and $1,480 at March 31, 2012	170,111	135,464
Inventories, net	183,784	117,163
Deferred tax asset, net	13,782	9,665
Prepaid expenses and other current assets	50,213	35,976
Total current assets	597,010	527,129
Property, plant and equipment:
Land, building and building improvements	82,898	59,816
Plant equipment and machinery	205,698	136,057
Office equipment and information technology	103,235	88,185
Haemonetics equipment	240,889	226,476
Total property, plant and equipment	632,720	510,534
Less: accumulated depreciation	(375,767)	(348,877)
Net property, plant and equipment	256,953	161,657
Other assets:
Intangible assets	264,388	96,549
Goodwill	330,474	115,058
Deferred tax asset, long term	1,751	23
Other long-term assets	11,341	10,719
Total other assets	607,954	222,349
Total assets	$1,461,917	$911,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$23,150	$894
Accounts payable	49,893	35,425
Accrued payroll and related costs	45,697	29,451
Accrued income taxes	4,053	8,075
Other liabilities	57,351	56,899
Total current liabilities	180,144	130,744
Long-term debt, net of current maturities	456,944	2,877
Long-term deferred tax liability	29,552	23,332
Other long-term liabilities	26,095	21,551
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,031,563 shares at March 30, 2013 and 50,603,798 shares at March 31, 2012	510	506
Additional paid-in capital	365,040	322,232
Retained earnings	398,199	400,783
Accumulated other comprehensive income	5,433	9,110
Total stockholders’ equity	769,182	732,631
Total liabilities and stockholders’ equity	$1,461,917	$911,135

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	$’s	Capital	Earnings	Income/(Loss)	Equity
Balance, April 3, 2010	50,882	$508	$252,070	$334,641	$5,905	$593,124
Employee stock purchase plan	156	2	3,679	—	—	3,681
Exercise of stock options and related tax benefit	2,024	20	44,885	—	—	44,905
Shares repurchased	(1,814)	(18)	(8,991)	(40,991)	—	(50,000)
Issuance of restricted stock, net of cancellations	72	1	(1)	—	—	—
Stock compensation expense	—	—	10,810	—	—	10,810
Net income	—	—	—	79,980	—	79,980
Other comprehensive income/(loss)	—	—	—	—	3,636	3,636
Balance, April 2, 2011	51,320	$513	$302,452	$373,630	$9,541	$686,136
Employee stock purchase plan	154	2	3,721	—	—	3,723
Exercise of stock options and related tax benefit	738	7	17,021	—	—	17,028
Shares repurchased	(1,704)	(17)	(10,248)	(39,733)	—	(49,998)
Issuance of restricted stock, net of cancellations	96	1	—	—	—	1
Stock compensation expense	—	—	9,286	—	—	9,286
Net income	—	—	—	66,886	—	66,886
Other comprehensive income/(loss)	—	—	—	—	(431)	(431)
Balance, March 31, 2012	50,604	$506	$322,232	$400,783	$9,110	$732,631
Employee stock purchase plan	151	1	4,141	—	—	4,142
Exercise of stock options and related tax benefit	1,398	14	35,801	—	—	35,815
Stock-based compensation adjustment related to acquisition	—	—	504	—	—	504
Shares repurchased	(1,236)	(12)	(8,607)	(41,384)	—	(50,003)
Issuance of restricted stock, net of cancellations	115	1	—	—	—	1
Stock compensation expense	—	—	10,969	—	—	10,969
Net income	—	—	—	38,800	—	38,800
Other comprehensive income/(loss)	—	—	—	—	(3,677)	(3,677)
Balance, March 30, 2013	51,032	$510	$365,040	$398,199	$5,433	$769,182
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 30, 2013	March 31, 2012	April 2, 2011
Cash Flows from Operating Activities:
Net income	$38,800	$66,886	$79,980
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	65,481	49,966	48,145
Amortization of financing costs	1,139	—	—
Stock compensation expense	10,969	9,286	10,810
Deferred tax expense	589	5,878	5,782
Loss on sale of property, plant and equipment	351	772	674
Unrealized loss from hedging activities	700	166	(614)
Contingent consideration income	—	(1,580)	(1,894)
Reversal of interest expense on contingent consideration	—	(574)	(416)
Asset write-down	4,247	—	—
Change in operating assets and liabilities:
Increase in accounts receivable, net	(38,080)	(10,539)	(3,920)
Increase in inventories	(18,685)	(32,528)	(2,560)
(Increase)/decrease in prepaid income taxes	(4,025)	3,058	1,680
(Increase)/decrease in other assets and other long-term liabilities	(6,187)	3,156	(470)
Tax benefit of exercise of stock options	4,194	1,958	4,941
(Decrease)/increase in accounts payable and accrued expenses	25,581	19,413	(18,683)
Net cash provided by operating activities	85,074	115,318	123,455
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(62,188)	(53,198)	(46,669)
Proceeds from sale of property, plant and equipment	1,968	1,002	1,468
Acquisition of Whole Blood Business	(535,175)	—	—
Acquisition of Global Med Technologies	—	—	(128)
Acquisition of ACCS	—	—	(6,229)
Investment in Hemerus	(1,000)	—	—
Net cash used in investing activities	(596,395)	(52,196)	(51,558)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(886)	(815)	(632)
Net (decrease)/increase in short-term loans	7,446	(288)	(15,153)
Term loan borrowings	475,000	—	—
Debt issuance costs	(5,467)	—	—
Proceeds from employee stock purchase plan	4,142	3,723	3,681
Proceeds from exercise of stock options	27,517	15,475	40,896
Excess tax benefit on exercise of stock options	4,101	1,433	3,124
Share repurchase	(50,000)	(49,998)	(50,000)
Net cash provided by (used in) financing activities	461,853	(30,470)	(18,084)
Effect of exchange rates on cash and cash equivalents	(273)	(498)	1,332
Net (Decrease)/Increase in Cash and Cash Equivalents	(49,741)	32,154	55,145
Cash and Cash Equivalents at Beginning of Year	228,861	196,707	141,562
Cash and Cash Equivalents at End of Period	$179,120	$228,861	$196,707
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	21,677	18,333	5,069
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,910	$414	$487
Income taxes paid	$13,178	$10,764	$16,669
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Haemonetics is a global healthcare company dedicated to providing innovative blood management solutions for our customers — plasma collectors, blood collectors, and hospitals. Anchored by our strong brand name in medical device systems for the transfusion industry, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain.
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

On November 30, 2012 the Company completed a two-for-one split of the Company's common stock in the form of a stock dividend. Unless otherwise indicated, all common stock shares and per share information referenced within the Consolidated Financial Statements have been retroactively adjusted to reflect the stock split. The exercise price of each outstanding option has also been proportionately and retroactively adjusted for all periods presented. Par value per share and authorized shares were however not affected by the stock split.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows, and changes in shareholders’ equity. All amounts presented, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. Refer to Note 19 - Subsequent Events for further information.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2013, 2012 and 2011each includes 52 weeks with each quarter having 13 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts including those of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Product Revenues

Product sales consist of the sale of our disposable whole blood and blood component collection sets, equipment devices and the related disposables used with these devices. On product sales to end customers, revenue is recognized when both the title and risk of loss have transferred to the customer as determined by the shipping terms and all obligations have been completed. For product sales to distributors, we recognize revenue for both equipment and disposables upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Shipments to distributors are not contingent upon resale of the product.

Non-Income Taxes

We are required to collect sales or valued added taxes in connection with the sale of certain of our products. We report revenues net of these amounts as they are promptly remitted to the relevant taxing authority.

We are also required to pay a medical device excise tax relating to U.S. sales of Class I, II and III medical devices. This new excise tax went into effect January 1, 2013, established as part of the March 2010 U.S. healthcare reform legislation, and has been included in selling, general and administrative expenses.

Software Revenues

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hosting, technical support, and maintenance, for the payment of periodic, monthly, or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.
Translation of Foreign Currencies
All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses, including those resulting from inter-company transactions, are included in other income, net on the consolidated statements of income. The impact of foreign exchange on long-term intercompany loans are recorded in accumulated other comprehensive income on the consolidated balance sheet.
Cash and Cash Equivalents
Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 30, 2013, our cash and cash equivalents consisted of investments in United States Government Agency and Institutional Money Market Funds.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at historical cost. We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

Asset Classification	Estimated Useful Lives
Building	30 years
Building improvements	5-20 Years
Plant equipment and machinery	3-10 Years
Office equipment and information technology	3-10 Years
Haemonetics equipment	3-7 Years

We evaluate the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives. All property, plant and equipment are also tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Our installed base of devices includes devices owned by us and devices sold to the customer. The asset on our balance sheet entitled Haemonetics equipment consists of medical devices installed at customer sites but owned by Haemonetics. Generally the customer has the right to use it for a period of time as long as they meet the conditions we have established, which among other things, generally include one or more of the following:

•	Purchase and consumption of a certain level of disposable product

•	Payment of monthly rental fees

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Consistent with the impairment tests noted below for other intangible assets subject to amortization, we review Haemonetics equipment and their related useful lives at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews we estimate the future amount and timing of demand for these devices. Changes in expected demand can result in additional

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results.
Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. Maintenance and repairs are expensed to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the statements of income.
Goodwill and Intangible Assets
Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We amortize our other intangible assets over their estimated useful lives.

Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. We first perform a qualitative test and if necessary, perform a quantitative test. The quantitative test is based on a discounted cash flow analysis for each reporting unit. Discounted cash flow analysis is an income approach to determining fair value of a reporting unit utilizing estimated after-tax cash flows attributable to the reporting unit which are then discounted to present value based on a risk-adjusted discount rate. The amount and timing of future cash flows for this analysis are determined primarily based on revenue growth rates, operating margins and other projections from our most recent operational budgets and long range strategic plans. The test showed no evidence of impairment to our goodwill for fiscal 2013, 2012 or 2011 and demonstrated that the fair value of each reporting unit significantly exceeded the reporting unit’s carrying value in each period.

We review intangible assets subject to amortization at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products.

If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified.

We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).

If we determine the estimate of an intangible asset's remaining useful life should be reduced based on our expected use of the asset, the remaining carrying amount of the asset is amortized prospectively over the revised estimated useful life.
Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed
ASC Topic 985-20, Software, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers, at which point capitalized costs are amortized over their estimated useful life. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed.
We review the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Liabilities
Other liabilities represent items payable within the next twelve months.
The items included in the fiscal year end balances were:

(In thousands)	March 30, 2013	March 31, 2012
VAT Liabilities	$5,121	$6,875
Forward Contracts	1,786	1,185
Deferred Revenue	23,737	24,132
HS Core Liability (a)	156	3,654
All Other	26,551	21,053
Total	$57,351	$56,899

(a)	See Note 10, Commitments and Contingencies, for details of the HS Core quality issue that occurred during the first quarter of 2012.
Research and Development Expenses
All research and development costs are expensed as incurred.
Advertising Costs
All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statement of income. Advertising expenses were $4.6 million, $4.5 million, and $2.8 million for 2013, 2012 and 2011, respectively.
Accounting for Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
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

Derivative Instruments

We account for our derivative financial instruments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and with ASC Topic 815,Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, we

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record all derivatives on the balance sheet at fair value. The accounting for the change in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as a hedging instrument for accounting purposes, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In addition, ASC 815 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not use derivative financial instruments for trading or speculation purposes.
The gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other income in our consolidated statements of income when the underlying hedged transaction affects earnings. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. We recorded foreign currency losses on designated and non-designated hedges of $0.8 million, $0.4 million, and $1.4 million in fiscal 2013, 2012 and 2011, respectively.

On a quarterly basis, we assess whether the cash flow hedges are highly effective in offsetting changes in the cash flow of the hedged item. We manage the credit risk of the counterparties by dealing only with institutions that we consider financially sound and consider the risk of non-performance to be remote.
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
Expected Term — We estimate the expected term of our options using historical exercise and forfeiture data to determine the amount of stock based compensation to record each period. We believe that this historical data is currently the best estimate of the expected term of our new option grants.
Estimated Forfeiture Rate — Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate which represents the portion that we expect will be forfeited each year over the vesting period. We reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Valuation of Acquisitions
We allocate the amounts we pay for each acquisition to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, including acquired identifiable intangible assets. We base the estimated fair value of identifiable intangible assets on detailed valuations that use historical information and market assumptions based upon the assumptions of a market participant. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations and intangible asset amortization expense in current and future periods.
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
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $90.1 million, $99.5 million, and $95.9 million for 2013, 2012, and 2011, respectively. Accounts receivable balances attributable to this customer accounted for 9.0%, 15.3%, and 13.7% of our consolidated accounts receivable at fiscal year ended 2013, 2012, and 2011. While the accounts receivable related to the Japanese Red Cross Society may be significant, we do not believe the credit loss risk to be significant given the consistent payment history by this customer.
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

Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy, where our net accounts receivable was $23.4 million and $21.0 million for the fiscal years ended March 30, 2013 and March 31, 2012, may increase the average length of time it takes us to collect accounts receivable in certain regions within these countries.
Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires an entity to disclose the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The objective of this disclosure is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amended guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our financial disclosures.

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

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our financial disclosures.
Standards Implemented
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 updates the disclosure requirements for comprehensive income to include total comprehensive income, the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We adopted this standard in the first quarter of fiscal 2013 using the two separate but consecutive statements approach. The adoption of ASU 2011-05 does not have an effect on our financial position or results of operations but changed our presentation of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08,Testing Goodwill for Impairment ("ASU 2011-08"), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted these provisions in 2012. The adoption of ASU 2011-08 did not have a material effect on our financial position or results of operations.
3.ACQUISITIONS
Acquisitions were completed in fiscal 2013 and fiscal 2011 as part of our growth initiatives. We did not complete any acquisitions during fiscal 2012.
Fiscal Year 2013 Acquisition

Whole Blood Acquisition
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

At the closing of the transaction, we paid a total consideration of $535.2 million in cash and $0.5 million in shares following resolution of post-closing adjustments for working capital and historical earnings levels. We anticipate paying an additional $15.0 million upon replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement.

We entered into a credit agreement on August 1, 2012 in connection with the transaction which includes a $475.0 million term loan to fund the majority of the cash paid to Pall. See Note 8 for a detailed description of the key terms and provisions of the credit agreement.
We acquired the whole blood business to provide access to the manual collection and whole blood markets and provide scope for introduction of automated solutions in those markets. The whole blood business manufactures and sells manual blood collection systems and filters and has operations in North America, Europe and Asia Pacific countries. Revenue from the sale of whole blood disposables has been reported within the blood center disposables product line since the date of acquisition.
The assets and liabilities acquired from Pall were recorded at fair value at the date of acquisition. During the current period, we updated the fair value of assets and liabilities recorded as of the date of acquisition with a corresponding adjustment to goodwill to reflect such updates to the allocation of purchase price. There were no significant changes to the consolidated statement of income during fiscal 2013 as a result of the changes to fair value.
The allocation of purchase price is preliminary, and subject to change based primarily on finalization of the assessment of the value of deferred taxes and assumed liabilities. We expect to complete these valuations by June 30, 2013.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary allocation of the purchase price to the estimated fair value of the acquired assets and liabilities is summarized as follows:

Asset class	Amounts Recognized as of March 30, 2013 (Provisional)
(In thousands)
Inventories	$49,917
Property, plant and equipment	85,984
Intangible assets	188,500
Other assets/liabilities, net	(6,166)
Goodwill	216,940
Fair value of net assets acquired	$535,175
The adjusted fair value of the acquired assets and liabilities are reflected in the Consolidated Balance Sheets.
The provisional allocation of purchase price changed as compared to the initial allocation as of September 29, 2012 as follows: inventory was reduced by $2.5 million, property, plant and equipment increased $15.3 million, intangible assets decreased $18.3 million, assumed liabilities increased $4.4 million and goodwill increased by $9.9 million.
The $188.5 million of acquired intangible assets was allocated to acquired technology and customer relationships at fair values of $61.0 million and $127.5 million, respectively. The acquired assets are amortized over the estimate of their useful lives of 12 years on a straight-line basis. We adopted the straight-line amortization and shortened the useful lives to 12 years as it best reflects the pattern of benefits. We recorded $10.5 million in amortization expense relating to the acquired intangible assets for the fiscal year ended March 30, 2013.
Goodwill represents the excess of the purchase price over the fair value of the net assets. Goodwill of $216.9 million represents future economic benefits expected to arise from work force at the various plants and locations and significant technological know-how in filter manufacturing. All of the domestic goodwill is deductible for tax purposes.
Revenue for the whole blood business from acquisition was $138.4 million.

We recognized $3.2 million and $3.0 million of transaction costs related to the whole blood acquisition in the selling, general and administrative line item in the accompanying consolidated statements of income for the fiscal years ended March 30, 2013 and March 31, 2012, respectively.
The following represents the pro forma consolidated statements of income as if the acquisition of the whole blood business had been included in our consolidated results beginning on April 3, 2011.

(In thousands)	March 30, 2013	March 31, 2012
Net sales	$963,923	$963,643
Net income	56,540	77,984
Basic earnings per share	$1.10	$1.54
Diluted earnings per share	$1.08	$1.51

The unaudited consolidated pro-forma financial information above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 3, 2011, as adjusted for the applicable tax impact. As our acquisition of the whole blood business was completed on August 1, 2012, the pro-forma adjustments for the fiscal year ended March 30, 2013 in the table below only include the required adjustments through August 1, 2012.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	March 30, 2013	March 31, 2012
Transaction costs (1)	$3,184	$3,000
Amortization of inventory fair value adjustment (2)	11,948	(11,948)
Amortization of acquired intangible assets (3)	(5,236)	(15,708)
Interest expense incurred on acquisition financing (4)	(3,173)	(9,520)
Selling, general and administrative expenses (5)	(3,513)	(10,540)

(1)	Eliminated transactions costs as these non-recurring costs were incurred in fiscal 2013.

(2)
Added additional expense in the period ended March 31, 2012 to reflect the inventory fair value adjustments which would have been amortized had the transaction been consummated on April 3, 2011 as the corresponding inventory would have been completely sold during the first two quarters of 2011. Also, deducted the actual inventory fair value adjustment recorded in the fiscal year ended March 30, 2013 to reflect the pro-forma consumption of inventory in 2011.

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

Prior to the acquisition, we had purchased filters from the whole blood business for inclusion in some of our devices. The transactional value between both parties approximated $10.0 million which was recorded by Pall as revenue and by us as a cost of sale. At the acquisition date, we owed Pall $1.4 million which has been settled as of March 30, 2013.
Fiscal Year 2011 Acquisition
ACCS Acquisition
On December 28, 2010, Haemonetics acquired certain assets of Applied Critical Care Services, Inc. (ACCS) for $6.4 million. ACCS was a manufacturer’s representative for Haemonetics engaged in the selling and servicing of the TEG analyzer product line. The purchase price was allocated to customer relationships of $4.5 million, other liabilities of $0.8 million, and goodwill of $2.7 million. Pro forma information is not provided as it is immaterial.

4.PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

(In thousands)	March 30, 2013	March 31, 2012
Warranty accrual as of the beginning of the period	$796	$1,273
Warranty provision	1,180	2,430
Warranty spending	(1,303)	(2,907)
Warranty accrual as of the end of the period	$673	$796
5.INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	March 30, 2013	March 31, 2012
Raw materials	$70,716	$41,219
Work-in-process	7,829	4,640
Finished goods	105,239	71,304
	$183,784	$117,163
6.GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for fiscal 2013 and 2012 are as follows:

(In thousands)
Carrying amount as of April 2, 2011	$115,367
Effect of change in foreign currency exchange rates	(309)
Carrying amount as of March 31, 2012	$115,058
Whole blood business (a)	216,940
Effect of change in foreign currency exchange rates	(1,524)
Carrying amount as of March 30, 2013	$330,474

(a)	See Note 3, Acquisitions, for a full description of the acquisition of the whole blood assets, which occurred on August 1, 2012.

Intangible Assets
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and a trade name. The estimated useful lives for all of these intangible assets are 2 to 19 years.
Aggregate amortization expense for amortized intangible assets for fiscal year 2013, 2012, and 2011 was $22.1 million, $11.4 million, and $11.1 million, respectively. Future annual amortization expense on intangible assets is expected to approximate $26.2 million for fiscal year 2014, $24.9 million for fiscal year 2015, $24.6 million for fiscal year 2016, $24.5 million for fiscal year 2017 and $23.7 million for fiscal year 2018.

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(In thousands)	(In thousands)	(In thousands)	(In years)
As of March 30, 2013
Patents	$8,706	$6,397	$2,309	10
Capitalized software	26,841	2,333	24,508	6
Other developed technology	99,486	24,843	74,643	12
Customer contracts and related relationships	196,365	36,552	159,813	12
Trade names	5,383	2,268	3,115	10
Total intangibles	$336,781	$72,393	$264,388	11

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(In thousands)	(In thousands)	(In thousands)	(In years)
As of March 31, 2012
Patents	$13,463	$7,843	$5,620	11
Capitalized software	20,597	1,394	19,203	6
Other developed technology	42,693	20,120	22,573	11
Customer contracts and related relationships	69,361	23,639	45,722	12
Trade names	5,408	1,977	3,431	10
Total intangibles	$151,522	$54,973	$96,549	11

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to the net carrying value of our intangible assets from March 31, 2012 to March 30, 2013 reflect acquisition of the whole blood intangible assets, amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries. Also contributing to the change was an asset write-off recorded in the fourth quarter of fiscal 2013 associated with exiting activities related to technologies originally acquired from Arryx, Inc. The total asset write-off related to abandoning Arryx-related assets was $4.2 million, net of $0.9 million of proceeds from the sale of certain intellectual property.
7.DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the fiscal year ended March 30, 2013, approximately 49.0% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, British Pound Sterling, Canadian Dollar and the Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of March 30, 2013 and March 31, 2012 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $133.3 million as of March 30, 2013 and $162.1 million as of March 31, 2012.
During fiscal 2013, we recognized net gains of $2.5 million in earnings on our cash flow hedges, compared to recognized net losses of $3.2 million and $0.8 million during fiscal 2012 and 2011, respectively. For the fiscal year ended March 30, 2013, $5.1 million of gains, net of tax, were recorded in Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $3.1 million, net of tax, for the fiscal year ended March 31, 2012 and net losses of $4.1 million, net of tax, for the fiscal year ended April 2, 2011. At March 30, 2013, gains of $5.1 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of March 30, 2013 mature within twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $65.6 million as of March 30, 2013 and $45.5 million as of March 31, 2012.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On December 21, 2012, we entered into two interest rate swap agreements ("the swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional value of $250.0 million of debt. The interest rate swaps mature on August 1, 2017. The Company designated the interest rate swaps as a cash flow hedge of variable interest rate risk associated with $250.0 million of indebtedness. For the fiscal year ended March 30, 2013, $0.8 million of losses, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges. At March 30, 2013, losses of $0.1 million may be reclassified to earnings within the next twelve months.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income for the fiscal year ended March 30, 2013.

Derivative Instruments	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCI into Earnings (Effective Portion)	Location in Statement of Operations	Amount of Gain/(Loss) Excluded from Effectiveness Testing (*)	Location in Statement of Operations
(In thousands)
Designated foreign currency hedge contracts, net of tax	$5,104	$2,746	Net revenues, COGS, and SG&A	$(337)	Other income (expense), net
Non-designated foreign currency hedge contracts	—	—		$1,214	Other income (expense)
Designated interest rate swaps, net of tax	$(779)	$(269)	Interest income (expense), net	$—

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of March 30, 2013 or March 31, 2012. Amounts recognized as deferred tax benefits in fiscal 2013 for designated foreign currency and interest rate swap hedges were $1.7 million and $0.3 million, respectively.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 30, 2013, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of March 30, 2013 and March 31, 2012 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Location in Balance Sheet	Balance as of March 30, 2013	Balance as of March 31, 2012
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$7,030	$6,186
		$7,030	$6,186
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$954	$1,185
Designated interest rate swaps	Other current liabilities	671	—
		$1,625	$1,185
For the fiscal years ended March 30, 2013 and March 31, 2012, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above table.
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the fiscal years ended March 30, 2013 and March 31, 2012, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 30, 2013 and March 31, 2012:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 30, 2013	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Assets
Money market funds	$141,120	$—	$—	$141,120
Foreign currency hedge contracts	—	7,030	—	7,030
	$141,120	$7,030	$—	$148,150
Liabilities
Foreign currency hedge contracts	$—	$954	$—	$954
Interest rate swap	—	671	—	671
	$—	$1,625	$—	$1,625

As of March 31, 2012	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Assets
Money market funds	$194,574	$—	$—	$194,574
Forward currency hedge contracts	—	6,186	—	6,186
	$194,574	$6,186	$—	$200,760
Liabilities
Forward currency hedge contracts	$—	$1,185	$—	$1,185
	$—	$1,185	$—	$1,185
For the fiscal years ended March 30, 2013 and March 31, 2012, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above tables.
Release of Neoteric Contingent Consideration
Under ASC Topic 805, Business Combinations, we established a liability for payments to former shareholders of Neoteric which were contingent on the performance of the Blood Track business in the first three years post-acquisition, beginning with fiscal 2010. We have reviewed the expected performance versus the performance thresholds for payment. Because the expected performance thresholds will not be achieved, we recorded an adjustment to the fair value of the contingent consideration liability. This appears as contingent consideration income of $1.6 million in the accompanying consolidated statements of income for the fiscal year ended March 31, 2012.
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
Other Fair Value Disclosures
The Term Loan is carried at amortized cost and accounts receivable and accounts payable are also reported at their cost which approximates fair value.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

(In thousands)	March 30, 2013	March 31, 2012
Term loan, net of financing fees	$471,016	$—
Real estate mortgage	2,877	3,771
Bank loan	6,201	—
Less current portion	(23,150)	(894)
Long term debt	$456,944	$2,877

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

Under the terms of this Credit Agreement, the Company may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, the Company has chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1%. The terms of the Credit Agreement also allow the Company to borrow in multiple tranches. While the Company currently borrows in a single tranche, in the future, it may choose to borrow in multiple tranches.

At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described in Note 3. The $475.0 million Term Loan bears interest at variable rates determined by Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of certain leverage ratios. The Revolving Credit Facility bears interest at variable rates similar to the Term Loan. The current margin of the Term Loan is 1.375% over Adjusted LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was 2.00% as of March 30, 2013.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts were outstanding under the Revolving Credit Facility at March 30, 2013. The Term Loan or portions thereof may be prepaid at any time, or from time to time without penalty. Once repaid, such amount may not be re-borrowed. The principal amount of the term loan is repayable quarterly over five years and amortizes as follows:

Fiscal Year	Term Loan Amortization Schedule
(In thousands)
2014	$17,813
2015	$47,500
2016	$71,250
2017	$190,000
2018	$148,438

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations, mergers, consolidations, dissolutions or liquidation, asset sales, affiliate transactions, change of our business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to important exceptions and qualifications set forth in the Credit Agreement.

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of March 30, 2013, we were in compliance with the covenants.

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

Debt issuance costs and interest
Expenses associated with the issuance of the Term Loan were capitalized and are amortized over the five years using the effective interest method. In connection with the Term Loan, we recorded deferred financing costs of $5.5 million, of which $4.0 million remains as a debt discount. The debt discount is netted against the $475.0 million Term Loan, resulting in a net note payable of $471.0 million. The debt discount will also be amortized over the life of the notes.

Interest expense was $5.9 million and $0.4 million for the fiscal years ended March 30, 2013 and March 31, 2012, respectively. Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of March 30, 2013, accrued interest totaled $0.1 million.

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

Other Credit Facilities
The other debt as of March 30, 2013 includes the real estate mortgage loan of $2.9 million and short term bank borrowings of $6.2 million under operating lines of credit.
In December 2000, we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The entire balance of the loan may be repaid at any time after February 1, 2006, subject to a prepayment premium, which is calculated based upon the change in the current weekly average yield of Ten (10)-year U.S. Treasury Constant Maturities, the principal balance due and the remaining loan term. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement, with a carrying value of approximately $2.9 million and $3.8 million as of March 30, 2013 and March 31, 2012, respectively, are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S.. There are no financial covenants in the terms and conditions of this agreement.

There are short term borrowings of $5.6 million in Japan resulting from fluctuation in their working capital.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity Profile
The maturity profile of long-term debt as of March 30, 2013, after deducting prepaid financing costs is presented below.

Fiscal Year Ending
(In thousands)
2014	$23,150
2015	47,553
2016	71,416
2017	189,556
2018	148,419
$480,094
9.INCOME TAXES
Domestic and foreign income before provision for income tax is as follows:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Domestic	$17,360	$40,666	$58,040
Foreign	32,537	48,832	52,041
Total	$49,897	$89,498	$110,081
The income tax provision contains the following components:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Current
Federal	$3,795	$8,505	$14,982
State	1,324	2,275	2,111
Foreign	5,389	5,954	7,226
Total current	$10,508	$16,734	$24,319
Deferred
Federal	1,644	7,522	4,931
State	(229)	(597)	438
Foreign	(826)	(1,047)	413
Total deferred	$589	$5,878	$5,782
Total	$11,097	$22,612	$30,101
Included in the federal income tax provisions for fiscal 2013, 2012 and 2011 are approximately $1.6 million, $2.2 million and $10.8 million, respectively, provided on foreign source income of approximately $4.5 million, $6.2 million and $31.0 million for fiscal years 2013, 2012 and 2011, respectively, for taxes which are payable in the United States.
Tax affected, significant temporary differences comprising the net deferred tax liability are as follows:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	March 30, 2013	March 31, 2012
Depreciation	$(25,186)	$(17,208)
Amortization	(14,776)	(19,249)
Inventory	7,884	4,224
Hedging	(162)	(589)
Accruals and reserves	7,208	6,352
Net operating loss carry-forward	1,877	3,354
Stock based compensation	7,834	8,649
Tax credit carry-forward, net	2,243	2,328
Gross deferred taxes	$(13,078)	$(12,139)
Less valuation allowance	(1,009)	(1,569)
Net deferred tax liability	$(14,087)	$(13,708)
As of March 30, 2013, we have approximately $1.9 million in U.S. acquisition and $0.6 million in foreign related net operating loss carry forwards that it believes are more likely than not that they will be realized. We also have $2.6 million in gross federal and state tax credits available to offset future tax. We have established valuation allowances to reduce the value of tax assets to amounts that it deems to be realizable. The valuation allowance is made up of $0.4 million acquisition related R&D credits and $0.6 million acquisition related net operating losses for fiscal 2013 and $0.4 million and $1.2 million respectively for fiscal 2012. The net operating loss carry forwards are subject to separate limitations and will expire beginning in 2020.
Approximately $200.0 million of our foreign subsidiary undistributed earnings are deemed to be permanently reinvested outside the U.S. Accordingly, we have not provided U.S. income taxes on these earnings. The income tax provision from operations differs from tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

(In thousands)	March 30, 2013		March 31, 2012		April 2, 2011
Tax at federal statutory rate	$17,464	35.0%	$31,324	35.0%	$38,528	35.0%
Domestic manufacturing deduction	(504)	(1.0)%	(700)	(0.8)%	(1,120)	(1.0)%
Difference between U.S. and foreign tax	(5,584)	(11.2)%	(8,539)	(9.5)%	(8,610)	(7.9)%
State income taxes net of federal benefit	718	1.4%	1,136	1.3%	1,741	1.6%
Repatriation of earnings	—	—%	—	—%	(506)	(0.5)%
Research credit	(799)	(1.6)%	(752)	(0.9)%	(209)	(0.2)%
Other, net	(198)	(0.4)%	143	0.2%	277	0.3%
Income tax provision	$11,097	22.2%	$22,612	25.3%	$30,101	27.3%
Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 30, 2013, we had $6.9 million of unrecognized tax benefits, of which $6.7 million will impact the effective tax rate, if recognized. As of March 31, 2012, we had $6.9 million of unrecognized tax benefits, of which $6.6 million will impact the effective tax rate, if recognized.
During the fiscal year ended March 30, 2013 our unrecognized tax benefits were increased by $0.5 million as a result of additional tax benefits arising in the prior year return and current year.
The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal years ended March 30, 2013, March 31, 2012 and April 2, 2011:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Beginning Balance	$6,885	$4,669	$4,620
Additions based upon positions related to the current year	1,192	1,124	20
Additions for tax positions of prior years	18	1,216	1,641
Reductions of tax positions	—	(124)	(1,042)
Settlements with taxing authorities	(80)	—	—
Closure of statute of limitations	(1,085)	—	(570)
Ending Balance	$6,930	$6,885	$4,669
As of March 30, 2013 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.4 million in the next twelve months, as a result of closure of various foreign statutes of limitations.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.8 million and $1.0 million is accrued for interest at March 30, 2013 and March 31, 2012, respectively and is not included in the amounts above.

We conduct business globally and, as a result, file consolidated and separate Federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With a few exceptions overseas, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2009.
10.COMMITMENTS AND CONTINGENCIES
We lease facilities and certain equipment under operating leases expiring at various dates through fiscal 2020. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.
Approximate future basic rental commitments under operating leases as of March 30, 2013 are as follows (in thousands):

Fiscal Year Ending
(In thousands)
2014	$7,742
2015	6,321
2016	3,445
2017	2,103
2018	1,685
Thereafter	2,689
$23,985
Rent expense in fiscal 2013, 2012, and 2011 was $7.0 million, $6.1 million, and $6.6 million, respectively. Some of the Company's operating leases include renewal provisions, escalation clauses and options to purchase the facilities that we lease.
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.
During the third quarter of fiscal 2013, we issued a field action letter to blood center customers requesting visual inspection of a component of certain whole blood collection sets, due to the potential for a leak to occur at a very low frequency.  The component, referred to as a Y connector, was supplied by a contract manufacturer. We have recorded inventory reserves of $7.0 million in cost of goods sold within the consolidated statement of income for the fiscal year ended March 30, 2013 for removal of affected whole blood collection sets from inventory for destruction or rework. We will pursue all available means of financial recovery related to this inventory loss. However, no salvage or recovery value from these efforts was recorded as we cannot currently conclude whether a favorable outcome will result.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal 2012, we received customer complaints in Europe regarding a quality issue with our High Separation Core Bowl (“HS Core”), a plasma disposable product used primarily to collect plasma for transfusion. Certain of these customers also made subsequent claims regarding financial losses alleged to have been incurred as a result of this matter. Certain of these claims were recoverable under our product liability insurance policy. To date, we have recognized a $10.3 million liability offset by insurance receivables of $8.2 million and an expense of $2.1 million. We collected $4.4 million of insurance receivables during fiscal 2013, which has been classified as an operating cash flow. For the fiscal year ended March 30, 2013, only $0.2 million of the liability remains outstanding. We do not expect to record additional material claims or insurance recoveries related to this matter.

For the past six years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
Currently, we are pursuing a patent infringement action in Germany against Fenwal (Fresenius), and its European and German subsidiary. On September 20, 2010, we filed a patent infringement action in Germany. In response, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action on December 1, 2010.
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
11.CAPITAL STOCK
Stock Plans
The Company has an incentive compensation plan, (the “2005 Incentive Compensation Plan”). The 2005 Incentive Compensation Plan permits the award of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of three independent members of our Board of Directors. The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 15,024,920. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one (1) share for every one (1) share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 3.26 shares for every one (1) share granted. The exercise price for the non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options, Restricted Stock Awards and Restricted Stock Units become exercisable, or in the case of restricted stock, the resale restrictions are released in a manner determined by the Committee, generally over a four year period for employees and one year from grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. At March 30, 2013, there were 3,876,780 shares subject to options, 354,589 shares of restricted stock outstanding and no shares subject to restricted stock units outstanding under this plan and 6,596,195 shares available for future grant.
The Company had a long-term incentive stock option plan and a non-qualified stock option plan, (the “2000 Long-term Incentive Plan”) which permitted the issuance of a maximum of 7,000,000 shares of our common stock pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. The plan was terminated in connection with the adoption of the 2005 Incentive Compensation Plan. At March 30, 2013, there were 192,978 options outstanding under this plan and no further options will be granted under this plan.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) under which a maximum of 1,400,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of our full-time employees are eligible to participate in the Purchase Plan.
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
Stock-based compensation expense of $11.0 million, $9.3 million, and $10.8 million was recognized under ASC Topic 718, Compensation — Stock Compensation, for the fiscal year ended March 30, 2013, March 31, 2012, and April 2, 2011, respectively. The related income tax benefit recognized was $3.5 million, $2.7 million, and $3.7 million for the fiscal year ended March 30, 2013, March 31, 2012, and April 2, 2011, respectively. We recognize stock-based compensation on a straight line basis.
ASC Topic 718 requires that cash flows relating to the benefits of tax deductions in excess of stock compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $4.1 million, $1.4 million, and $3.1 million for the fiscal year ended March 30, 2013, March 31, 2012, and April 2, 2011, respectively.
A summary of stock option activity for the fiscal year ended March 30, 2013 is as follows:

	Options Outstanding (shares)	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at March 31, 2012	4,847,134	$26.15	3.87	$42,134
Granted	904,998	38.60
Exercised	(1,402,298)	22.86
Forfeited	(280,076)	29.05
Outstanding at March 30, 2013	4,069,758	$29.85	4.31	$48,061

Exercisable at March 30, 2013	2,052,602	$26.42	4.22	$31,287

Vested or expected to vest at March 30, 2013	3,838,353	$29.56	3.09	$46,433
The total intrinsic value of options exercised was $20.9 million, $8.5 million, and $26.5 million during fiscal 2013, 2012, and 2011, respectively.
As of March 30, 2013, there was $12.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.
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

	March 30, 2013	March 31, 2012	April 2, 2011
Volatility	26.4%	27.5%	28.2%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	0.8%	1.1%	1.8%
Dividend yield	0.0%	0.0%	0.0%

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of options to purchase one share granted during 2013, 2012, and 2011 was approximately $9.76, $8.16, and $7.92, respectively.
We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of March 30, 2013 and March 31, 2012, which represents the portion that we expect will be forfeited each year over the vesting period.
The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	March 30, 2013	March 31, 2012	April 2, 2011
Volatility	24.9%	26.3%	21.1%
Expected life (months)	6	6	6
Risk-free interest rate	0.2%	0.1%	0.2%
Dividend Yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $8.50, $7.10, and $5.87 during fiscal 2013, 2012, and 2011, respectively.
Restricted Stock Awards
As of March 30, 2013, there was no unrecognized compensation cost related to non-vested restricted stock awards.
Restricted Stock Units
As of March 30, 2013, there was $8.3 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.6 years.
A summary of restricted stock units activity for the fiscal year ended March 30, 2013 is as follows:

	Shares	Weighted Average Market Value at Grant Date
Nonvested at March 31, 2012	321,526	$25.86
Awarded	178,322	32.85
Released	(112,986)	27.47
Forfeited	(30,443)	31.23
Nonvested at March 30, 2013	356,419	$34.06

Accumulated Other Comprehensive Income

A summary of the components of accumulated other comprehensive income is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Derivatives, Net of Tax	Impact of Defined Benefit Plans, Net of Tax	Accumulated Other Comprehensive Income
Balance, April 3, 2010	$5,271	$1,454	$(820)	$5,905
Changes during the year	6,380	(3,299)	555	3,636
Balance, April 2, 2011	$11,651	$(1,845)	$(265)	$9,541
Changes during the year	(2,813)	6,370	(3,988)	(431)
Balance, March 31, 2012	$8,838	$4,525	$(4,253)	$9,110
Changes during the year	(4,705)	1,848	(820)	(3,677)
Balance, March 30, 2013	$4,133	$6,373	$(5,073)	$5,433

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

(In thousands, except per share amounts)	March 30, 2013	March 31, 2012	April 2, 2011
Basic EPS
Net income	$38,800	$66,886	$79,980
Weighted average shares	51,349	50,727	50,154
Basic income per share	$0.76	$1.32	$1.59
Diluted EPS
Net income	$38,800	$66,886	$79,980
Basic weighted average shares	51,349	50,727	50,154
Net effect of common stock equivalents	910	863	1,038
Diluted weighted average shares	52,259	51,590	51,192
Diluted income per share	$0.74	$1.30	$1.56
Weighted average shares outstanding, assuming dilution, excludes the impact of 0.5 million, 1.4 million and 2.4 million stock options for fiscal years 2013, 2012 and 2011, respectively, because these securities were anti-dilutive during the noted periods.
13.PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	March 30, 2013	March 31, 2012
Land	$4,216	$1,136
Building and building improvements	78,682	58,680
Plant equipment and machinery	205,698	136,057
Office equipment and information technology	103,235	88,185
Haemonetics equipment	240,889	226,476
Total	632,720	510,534
Less: accumulated depreciation and amortization	(375,767)	(348,877)
Property, plant and equipment, net	$256,953	$161,657
Depreciation expense was $43.4 million, $38.6 million, and $36.8 million for fiscal 2013, 2012, and 2011, respectively.

During fiscal 2013, there was a change in the estimated useful lives of Haemonetics equipment which resulted in a decrease in depreciation expense of $4.5 million, an increase of $3.3 million in net income, and an increase in basic and diluted earnings per share of $0.09.
14.RETIREMENT PLANS
Defined Contribution Plans
We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $4.9 million in 2013, $4.0 million in 2012, and $3.3 million in 2011. Upon Board approval, additional

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal 2013, 2012, or 2011.
Some of our subsidiaries also have defined contribution plans, to which plan both the employee and the employer make contributions. The employer contributions to these plans totaled $2.4 million, $0.8 million, and $1.8 million in fiscal 2013, 2012, and 2011, respectively, of which $1.5 million in fiscal 2011 was contributed for our employees in Switzerland.
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
Some of the our foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Service cost	$2,759	$2,545	$667
Interest cost on benefit obligation	639	601	283
Expected (return)/loss on plan assets	(413)	2	(467)
Actuarial (gain)/loss	196	(385)	(48)
Amortization of unrecognized prior service cost	(14)	(31)	381
Amortization of unrecognized transition obligation	48	221	30
Totals	$3,215	$2,953	$846
The net periodic benefit costs shown above for fiscal 2013 and fiscal 2012 include the associated costs for the Switzerland defined benefit plan. The net periodic benefit costs for fiscal 2011 shown above have not been updated to reflect the Switzerland plan costs; these costs were approximately $1.5 million. During fiscal 2011, the Switzerland plan was accounted for as a defined contribution plan and Company contributions to the plan were expensed.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	March 30, 2013	March 31, 2012
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(27,150)	$(22,707)
Service cost	(2,759)	(2,545)
Interest cost	(639)	(601)
Benefits paid	3,210	1,952
Actuarial (loss)/gain	(1,364)	(1,244)
Employee and plan participants contribution	(2,926)	(1,728)
Plan Amendments	—	(193)
Foreign currency changes	1,502	(84)
Benefit obligation, end of year	$(30,126)	$(27,150)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$18,185	$15,798
Company contributions	2,381	2,156
Benefits paid	(3,210)	(1,873)
Gain/(Loss) on plan assets	397	124
Employee and plan participants contributions	2,926	1,728
Foreign currency changes	(1,102)	252
Fair value of Plan Assets, end of year	$19,577	$18,185
Funded Status	$(10,549)	$(8,965)
Unrecognized net actuarial loss/(gain)	5,418	4,513
Unrecognized initial obligation	184	141
Unrecognized prior service cost	138	254
Net amount recognized	$(4,809)	$(4,057)
One of the benefit plans is funded by benefit payments made by the Company. Accordingly that plan has no assets included in the information presented above. The total liability for this plan was $5.4 million and $4.9 million as of March 30, 2013 and March 31, 2012, respectively.
The accumulated benefit obligation for all plans was $22.2 million and $22.5 million for the fiscal year ended March 30, 2013 and March 31, 2012, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in our accumulated other comprehensive income related to our defined benefit plans, net of tax, are as follows (in thousands):

Balance, April 3, 2010	$(820)
Obligation at transition	574
Actuarial loss	(50)
Prior service cost	31
Balance as of April 2, 2011	$(265)
Obligation at transition	30
Actuarial loss	(3,701)
Prior service cost	(317)
Balance as of March 31, 2012	$(4,253)
Obligation at transition	556
Actuarial loss	(1,237)
Prior service cost	(139)
Balance as of March 30, 2013	$(5,073)
We expect to amortize $0.6 million from accumulated other comprehensive loss during 2014.
The weighted average rates used to determine the net periodic benefit costs were as follows:

	March 30, 2013	March 31, 2012	April 2, 2011
Discount rate	1.97%	2.40%	5.30%
Rate of increased salary levels	1.42%	1.50%	2.60%
Expected long-term rate of return on assets	1.92%	2.10%	1.60%

Assumptions for expected long-term rate of return on plan assets are based upon actual historical returns, future expectations of returns for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. We recognized $0.1 million of deferred taxes in fiscal 2013 .
We have no other material obligation for post-retirement or post-employment benefits.
Our investment policy for pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.
ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of March 30, 2013. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 7, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.
Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at March 30, 2013. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows (in thousands):

Expected Benefit Payments
Fiscal Year 2014	$1,200
Fiscal Year 2015	$1,327
Fiscal Year 2016	$1,308
Fiscal Year 2017	$1,217
Fiscal Year 2018	$844
Fiscal Year 2019-2023	$4,714
The Company contributions for fiscal 2014 are expected to be consistent with current year.
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
Our products include whole blood disposables, equipment devices and the related disposables used with these devices. Disposables include part of plasma, blood center, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals. Blood center consists of disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients as well as disposables for manual whole blood collection. Hospital consists of surgical disposables (principally the Cell Saver® autologous blood recovery system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries and the cardioPAT® cardiovascular perioperative autotransfusion system designed to remain with the patient following surgery to recover blood and the patient’s red cells to prepare them for reinfusion), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s hemostasis during and after surgery).
Software solutions include information technology platforms that assist blood centers, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from External Customers:

(In thousands)	March 30, 2013	March 31, 2012	April 2, 2011
Disposable revenues
Plasma disposables	$268,900	$258,061	$227,209
Blood center disposables
Platelet	169,602	167,946	156,251
Red cell	49,733	48,034	46,828
Whole blood	138,436	—	—
	357,771	215,980	203,079
Hospital disposables
Surgical	73,508	66,619	66,503
OrthoPAT	30,230	31,186	35,631
Diagnostics	27,356	23,087	19,414
	131,094	120,892	121,548
Disposables revenue	757,765	594,933	551,836
Software solutions	69,952	70,557	66,876
Equipment & other	64,273	62,354	57,982
Total revenues	$891,990	$727,844	$676,694
Enterprise Wide Disclosures About Product and Services
Year Ended (in thousands)

March 30, 2013	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Sales	$454,874	$6,851	$461,725	$120,726	$84,860	$224,679	$891,990
Total Assets	$830,754	$225,849	$1,056,603	$44,189	$41,037	$320,088	$1,461,917
Long-Lived Assets	$503,606	$209,439	$713,045	$12,977	$8,076	$117,717	$851,815

March 31, 2012	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Sales	$352,160	$512	$352,672	$124,381	$67,223	$183,568	$727,844
Total Assets	$634,171	$15,365	$649,536	$50,509	$27,353	$183,737	$911,135
Long-Lived Assets	$305,370	$12,796	$318,166	$13,128	$3,961	$38,009	$373,264

April 2, 2011	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Sales	$316,447	$908	$317,355	$110,263	$61,594	$187,482	$676,694
Total Assets	$582,733	$15,903	$598,636	$47,156	$18,164	$169,308	$833,264
Long-Lived Assets	$305,305	$12,715	$318,020	$12,391	$4,181	$38,092	$372,684

The Long-Lived Assets reported above include Goodwill, Intangibles and Net Property, Plant and Equipment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.RESTRUCTURING
During fiscal 2012, our restructuring activities primarily consisted of reorganization within our research and development, manufacturing and software operations. Employee-related costs primarily consist of employee severance and benefits. Facility-related costs primarily consist of charges associated with closing facilities, related lease obligations, and other related costs.
For fiscal 2013, we incurred $6.6 million of restructuring charges and a $4.2 million asset write-down. The asset write-down is associated with exiting activities related to technologies originally acquired from Arryx, Inc. Restructuring expenses have been primarily included as a component of selling, general and administrative expense in the accompanying statements of income.
On April 1, 2010, our Board of Directors approved transformation and restructuring plans, which include the integration of Global Med Technologies, Inc. During fiscal 2011, in addition to the costs in the below table and as part of our approved transformation and restructuring plans, we incurred the following expenses:

•
Stock compensation expense of $1.7 million resulting from the acceleration of unvested stock options in accordance to terms of an employment contract for an employee. This expense is included as part of our restructuring charges and reflected in our consolidated statements of income as selling, general and administrative expense for the fiscal year ended April 2, 2011.

•	$2.1 million of integration costs related to the Global Med acquisition.
The following summarizes the restructuring activity for the fiscal year ended March 30, 2013, March 31, 2012, and April 2, 2011, respectively:

(In thousands)	Balance at March 31, 2012	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at March 30, 2013
Employee-related costs	$1,461	$6,214	$(4,586)	$—	$3,089
Facility related costs	533	431	(791)	—	173
Asset write-down	—	4,247	—	(4,247)	—
	$1,994	$10,892	$(5,377)	$(4,247)	$3,262

(In thousands)	Balance at April 2, 2011	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at March 31, 2012
Employee-related costs	$2,782	$4,112	$(5,433)	$—	$1,461
Facility related costs	889	1,746	(2,102)	—	533
	$3,671	$5,858	$(7,535)	$—	$1,994

(In thousands)	Balance at April 3, 2010	Cost Incurred	Payments	Asset Write down	Restructuring Accrual Balance at April 2, 2011
Employee-related costs	$9,761	$3,595	$(10,574)	$—	$2,782
Facility related costs	—	889	—	—	889
	$9,761	$4,484	$(10,574)	$—	$3,671

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other. Pursuant to ASC Topic 350, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. The Company capitalized $7.5 million and $3.6 million in costs incurred for acquisition of the software license and related software development costs for new internal software that was in the application development stage during the fiscal years ended March 30, 2013 and March 31, 2012, respectively. The capitalized costs are included as a component of property, plant and equipment in the consolidated financial statements.
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
We capitalized $6.2 million and $6.1 million in software development costs for ongoing initiatives during the fiscal years ended March 30, 2013 and March 31, 2012, respectively. At March 30, 2013 and March 31, 2012, we have a total of $25.7 million and $19.5 million, respectively, of software costs capitalized, of which $20.0 million and $15.4 million, respectively, related to in process software development initiatives. In connection with these development activities, we capitalized interest of $0.3 million and $0.2 million in fiscal 2013 and 2012, respectively. We amortize capitalized costs when the products are released for sale. During the first quarter of fiscal 2013, $1.7 million of capitalized costs related to one project were placed into service, compared to $4.1 million of capitalized costs placed into service during fiscal 2012. Amortization of capitalized software development cost expense was $0.9 million, $0.7 million and $0.2 million for fiscal 2013, 2012 and 2011 respectively. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.
18.SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands)	Three months ended
2013	June 30,	September 29,	December 29,	March 30,
Net revenues	$176,475	$218,178	$247,395	$249,942
Gross profit	$90,113	$101,762	$113,115	$123,141
Operating income	$13,079	$9,901	$15,747	$17,710
Net income	$9,787	$6,547	$9,904	$12,562
Per share data:
Net Income:
Basic	$0.19	$0.13	$0.19	$0.24
Diluted	$0.19	$0.13	$0.19	$0.24

	Three months ended
2012	July 2,	October 1,	December 31,	March 31,
Net revenues	$170,569	$179,445	$191,160	$186,670
Gross profit	$88,748	$89,949	$95,931	$94,612
Operating income	$23,908	$18,566	$25,324	$20,960
Net income	$16,947	$13,880	$18,254	$17,805
Per share data:
Net Income:
Basic	$0.33	$0.27	$0.36	$0.35
Diluted	$0.32	$0.27	$0.36	$0.35

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.SUBSEQUENT EVENTS

Value Creation and Capture

On April 29, 2013, we committed to a plan to pursue identified Value Creation and Capture ("VCC") opportunities. These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over the next three fiscal years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan").

To implement the Network Plan, we will (i) discontinue manufacturing activities at our Braintree, Massachusetts location, (ii) create a technology center of excellence for product development, (iii) expand our current facility in Tijuana, Mexico and (iv) build a new manufacturing facility in Asia closer to our customer base in that region.

We estimate we will incur approximately $23.0 million of cash restructuring expenses during fiscal 2014 which will be recorded through cost of goods sold. To complete the Network Plan we estimate that we will spend an additional $8.0 million for cash restructuring expenses in future years. These costs consist principally of employee related costs, product line transfer costs including relocation and validation, as well as redundant overhead and inefficiencies during the transfer period. The management and execution of this effort will require a dedicated team of program managers, engineers, regulatory and quality professionals, the cost of which is included in these estimates. We also expect to incur non-cash costs of approximately $5.0 million consisting of accelerated depreciation and asset write-downs.

Activities under the Plan will be initiated in fiscal 2014 and are expected to be substantially completed in the next three years.   Additionally, we expect to deploy approximately $36.0 million of cash in fiscal 2014 for capital expenditures to expand our existing Tijuana, Mexico facility and construct a new facility in Asia.

We also expect to incur cash costs totaling $29.0 million associated with our other VCC opportunities, completion of the integration of the whole blood business and the recent acquisition of Hemerus.

Acquisition of Hemerus

On April 30, 2013 we completed the acquisition of certain assets of Hemerus LLC, a Minnesota based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. Hemerus has received FDA approval for SOLX® whole blood collection system for eight hour storage of whole blood. Hemerus previously received CE Marking (Conformité Européenne) in the European Union to market SOLX as the world's first 56-day red blood cell storage solution. We paid $23.0 million cash in addition to the $1.0 million paid early in fiscal 2013. We will pay an additional $3.0 million upon a further FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing, and will pay up to $14.0 million on future sales of SOLX-based products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Haemonetics Corporation:
We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 30, 2013 and March 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at March 30, 2013 and March 31, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Boston, Massachusetts
May 20, 2013

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the fiscal year ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We acquired Pall Corporation's transfusion medicine business on August 1, 2012. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. We are continuing to integrate the acquired operations into our overall internal control over financial reporting process. We will assess the effectiveness of internal control over financial reporting for the acquired whole blood business in fiscal 2014. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting for fiscal 2013 did not include the internal controls of the whole blood business.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 30, 2013. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Company's assessment did not include an assessment of the internal controls over financial reporting of the whole blood business acquired in August 2013, which is included in our fiscal 2013 consolidated financial statements and which constituted $138.0 million of revenues for this period. Based on our assessment we believe that, as of March 30, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Haemonetics Corporation:
We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include an assessment of the internal controls of the whole blood business, which is included in the fiscal 2013 consolidated financial statements of Haemonetics Corporation and subsidiaries and constituted $138 million of revenue for this period. Our audit of internal control over financial reporting of Haemonetics Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of the whole blood business.
In our opinion, Haemonetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 30, 2013 and March 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2013 of Haemonetics Corporation and subsidiaries and our report dated May 20, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Boston, Massachusetts
May 20, 2013

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
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 24, 2013.
2. The information concerning our Executive Officers is set forth at the end of Part I hereof.
3. The balance of the information required by this item, including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K, is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 24, 2013. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 24, 2013. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 24, 2013.
Stock Plans
The following table below sets forth information as of March 30, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)*
Equity compensation plans approved by security holders	4,426,177	$30.19	7,283,971
Equity compensation plans not approved by security holders	—	—	—
Total	4,426,177	$30.19	7,283,971
_______________________________________

*	Includes 687,776 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 24, 2013.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 24, 2013.

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
Date : May 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Concannon	President, Chief Executive Officer and Director	May 20, 2013
Brian Concannon	(Principal Executive Officer)

/s/ Christopher Lindop	Chief Financial Officer and Executive Vice President Business Development	May 20, 2013
Christopher Lindop	(Principal Financial Officer)

/s/ Susan Hanlon	Vice President Finance	May 20, 2013
Susan Hanlon	(Principal Accounting Officer)

/s/ Lawrence Best	Director	May 20, 2013
Lawrence Best

/s/ Paul Black	Director	May 20, 2013
Paul Black

/s/ Susan Bartlett Foote	Director	May 20, 2013
Susan Bartlett Foote

/s/ Ronald Gelbman	Director	May 20, 2013
Ronald Gelbman

/s/ Pedro Granadillo	Director	May 20, 2013
Pedro Granadillo

/s/ Mark Kroll, Ph.D.	Director	May 20, 2013
Mark Kroll

/s/ Richard Meelia	Director	May 20, 2013
Richard Meelia

/s/ Ronald Merriman	Director	May 20, 2013
Ronald Merriman

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
Number and Description of Exhibit

1. Articles of Organization
3A*
Pro forma Amended and Restated Articles of Organization of the Company reflecting Articles of Amendment dated August 23, 1993 and August 21, 2006 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 29, 2012 and incorporated herein by reference).

3B*	Articles of Amendment to the Articles of Organization of the Company filed August 21, 2006 with the Secretary of the Commonwealth of Massachusetts.
3C*	By-Laws of the Company, as amended through July 27, 2012 (filed as Exhibit 5.03 to the Company's Form 8-K filed August 2, 2012 and incorporated herein by reference).
2. Instruments defining the rights of security holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
3. Material Contracts
10A*
Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).

10B*
First Amendment to lease dated July 17, 1990, made as of July 17, 1996 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q No. 1-10730 for the quarter ended December 28, 1996 and incorporated herein by reference).

10C*
Second Amendment to lease dated July 17, 1990, made as of October 18, 2000 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10AG to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10D
Third Amendment to lease dated July 17, 1990, made as of March 23, 2004 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed herewith as Exhibit 10D to the Company's Form 10-K No. 1-14041 for the year ended March 30, 2013).

10E
Fourth Amendment to lease dated July 17, 1990, made as of March 12, 2008 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed herewith as Exhibit 10E to the Company's Form 10-K No. 1-14041 for the year ended March 30, 2013).

10F
Fifth Amendment to lease dated July 17, 1990, made as of October 1, 2008 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed herewith as Exhibit 10F to the Company's Form 10-K No. 1-14041 for the year ended March 30, 2013).

10G
Sixth Amendment to lease dated July 17, 1990 made as of January 8, 2010 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed herewith as Exhibit 10G to the Company's Form 10-K No. 1-14041 for the year ended March 30, 2013).

10H
Seventh Amendment to lease dated July 17, 1990, made as of March 31, 2011 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed herewith as Exhibit 10H to the Company's Form 10-K No. 1-14041 for the year ended March 30, 2013).

10I
Eighth Amendment to lease dated July 17, 1990, made as of February 26, 2013 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed herewith as Exhibit 10I to the Company's Form 10-K No. 1-14041 for the year ended March 30, 2013).

10J
Lease dated February 21, 2000 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. with authorization of El Florido California, S.A. de C.V., for property located in Tijuana, Mexico (filed herewith as Exhibit 10J to the Company's Form 10-K No. 1-14041 for the year ended March 30, 2013).

10K
Amendment to Lease dated February 21, 2000 made as of July 25, 2008 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed herewith as Exhibit 10K to the Company's Form 10-K No 1-14041 for the year ended March 30, 2013).

10L
Extension to Lease dated February 21, 2000, made as of August 14, 2011 between PROCADEF 1, S.A.P.I. de C.V. and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (Spanish to English translation filed herewith as Exhibit 10L to the Company's Form 10-K No 1-14041 for the year ended March 30, 2013).

10M
Amendment Letter to Lease dated February 21, 2000, made as of August 14, 2011 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed herewith as Exhibit 10M to the Company's Form 10-K No 1-14041 for the year ended March 30, 2013).

10N
Notice of Assignment to Lease dated February 21, 2000, made as of February 23, 2012 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. for property located in Tijuana, Mexico (Spanish to English translation filed herewith as Exhibit 10N to the Company's Form 10-K No 1-14041 for the year ended March 30, 2013).

10O*
Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).

10P
Real Estate Lease Agreement dated November 2, 2002 between Haemonetics Produzione Italia S.r.l. as successor in interest to Pall Italia S.r.l and Tempera Infissi S.r.l for premises located in Ascoli, Italy (Italian to English translation filed herewith as Exhibit 10P to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10Q
Lease effective July 15, 2004 between Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed herewith as Exhibit 10Q to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10R
First Amendment to Lease dated July 15, 2004, made as of June 10, 2004 between Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed herewith as Exhibit 10R to the Company's10-K No.1-14041 for the year ended March 30, 2013).

10S
Second Amendment to Lease dated July 15, 2004, made as of June 5, 2007 between Cabot II - ILI W02-W03, LLC, predecessor-in interest to Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed herewith as Exhibit 10S to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10T
Third Amendment to Lease dated July 15, 2004, made as of November 19, 2007 between Cabot II - ILI W02-W03, LLC, Haemoscope Corporation and Huron Acquisition Corporation, a wholly-owned subsidiary of the Company, as successor in interest to Haemoscope Corporation for the property located in Niles, Illinois (filed herewith as Exhibit 10T to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10U
Fourth Amendment to Lease dated July 15, 2004, made as of December 22, 2010 between Cabot II - ILI W02-W03, LLC, Haemoscope Corporation and the Company as assignee and New Tenant of the property located in Niles, Illinois (filed herewith as Exhibit 10U to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10V
Fifth Amendment to Lease dated July 15, 2004, made as of July 24, 2012 between Cabot II - ILI W02-W03, LLC and the Company of the property located in Niles, Illinois (filed herewith as Exhibit 10V to the Company's10-K No.1-14041 for the year ended March 30, 2013).

10W
Lease Agreement effective December 3, 2007 between Mrs. Blanca Estela Colunga Santelices, by her own right, and Pall Life Sciences Mexico, S.de R.L. de C.V., for the property located in Tijuana, Mexico (Spanish to English translation filed herewith as Exhibit 10W to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10X
Assignment to Lease Agreement effective December 3, 2007, made as of December 2, 2011 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V., (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V.as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico (filed herewith as Exhibit 10X to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10Y
Sublease Contract to Lease Agreement effective December 3, 2007, made as of December 3, 2011 between Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing, S.de R.L. de C.V., and Pall Life Sciences Mexico, S. de R.L. de C.V., for the property located in Tijuana, Mexico (filed herewith as Exhibit 10Y to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10Z
Sublease Contract to Lease Agreement effective December 3, 2007, made as of February 23, 2012 between Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V. and Ensatec, S.A. de C.V., for the property located in Tijuana, Mexico (filed herewith as Exhibit 10Z to the Company's Form 10-K No.1-14041 for the year ended March 30, 2013).

10AA
Lease dated August 20, 2009 between Price Logistics Center Draper One, LLC and the Company for property located in Draper, Utah. (filed herewith as Exhibit 10AA to the Company's Form 10-K No. 1-14041 for the year ended March 30, 2013).

10AB*†	Haemonetics Corporation 2000 Long-term Incentive Plan (filed as Exhibit 10A to the Company's Form 10-Q No. 1-10730 for the quarter ended December 30, 2000 and incorporated herein by reference).
10AC*†
Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees (filed as Exhibit 10AJ to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003 and incorporated herein by reference).

10AD*†
Form of Option Agreements for Non-Qualified stock options for the 2000 Long- Term Incentive Plan for Non-Employee Directors (filed as Exhibit 10AK to the Company's Form 10-K No. 1-10730 for the year ended March 29, 2003).

10AE†	Pro Forma 2005 Long Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011 and November 30, 2012 (filed herewith).
10AF*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q No. 1-10730 for the quarter ended October 1, 2005).

10AG*	Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term Incentive Compensation Plan for Employees.
10AH*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company's Form 10-Q No. 1-10730 for the quarter ended October 1, 2005).

10AI*	Form of Restricted Stock Agreement with Employees under 2005 Long Term Incentive Compensation Plan.
10AJ*†
Form of Amended and Restated Change in Control Agreement made effective on April 2, 2009 between the Company and Brian Concannon (filed as Exhibit 10Y to the Company's Form 10-Q No. 1-10730 for the quarter ended June 27, 2009).

10AK†	Form of Amended and Restated Change in Control Agreement (filed herewith).
10AL*†	2007 Employee Stock Purchase Plan (filed as Exhibit 10AS to the Company's Form 10-K No. 1-14041 for the year ended March 29, 2008 and incorporated herein by reference).
10AM†	Non-Qualified Deferred Compensation Plan made effective on July 27, 2012 (filed herewith).
10AN*
Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and Pall Corporation (filed as Exhibit 10Z to the Company's Form 10-K No. 1-14041 for the fiscal year ended March 31, 2012).

21.1	Subsidiaries of the Company.
23.1	Consent of the Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Executive Vice President and Chief Financial Officer of the Company.
32.1
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development of the Company

101ˆ
The following materials from Haemonetics Corporation on Form 10-K for the year ended March 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity and Other Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Fiscal Year
For Year Ended March 30, 2013
Allowance for Doubtful Accounts	$1,480	$446	$(199)	$1,727
For Year Ended March 31, 2012
Allowance for Doubtful Accounts	$1,799	$(39)	$(280)	$1,480
For Year Ended April 2, 2011
Allowance for Doubtful Accounts	$2,554	$343	$(1,098)	$1,799