Form 10-Q
period 2013-06-29
HAEMONETICS CORP
filed 2013-08-02
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: June 29, 2013
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
The number of shares of $0.01 par value common stock outstanding as of June 29, 2013:
51,396,952

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended
	June 29, 2013	June 30, 2012
Net revenues	$219,543	$176,475
Cost of goods sold	108,131	86,362
Gross profit	111,412	90,113
Operating expenses:
Research and development	11,209	9,409
Selling, general and administrative	106,811	67,625
Total operating expenses	118,020	77,034
Operating (loss)/income	(6,608)	13,079
Other (expense)/income, net	(2,641)	336
(Loss)/Income before provision for income taxes	(9,249)	13,415
Income tax (benefit)/expense	(1,375)	3,628
Net (loss)/income	$(7,874)	$9,787

Net (loss)/income per share - basic	$(0.15)	$0.19
Net (loss)/income per share - diluted	$(0.15)	$0.19

Weighted average shares outstanding
Basic	51,231	50,966
Diluted	51,231	51,864

Comprehensive (loss)/income	$(8,134)	$5,918
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 29, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,328	$179,120
Accounts receivable, less allowance of $1,803 at June 29, 2013 and $1,727 at March 30, 2013	155,958	170,111
Inventories, net	196,673	183,784
Deferred tax asset, net	14,341	13,782
Prepaid expenses and other current assets	58,072	50,213
Total current assets	591,372	597,010
Property, plant and equipment:
Total property, plant and equipment	641,476	632,720
Less: accumulated depreciation	(386,500)	(375,767)
Net property, plant and equipment	254,976	256,953
Other assets:
Intangible assets, less amortization of $79,306 at June 29, 2013 and $72,393 at March 30, 2013	279,098	264,388
Goodwill	341,509	330,474
Deferred tax asset, long term	1,751	1,751
Other long-term assets	10,924	11,341
Total other assets	633,282	607,954
Total assets	$1,479,630	$1,461,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$32,434	$23,150
Accounts payable	47,915	49,893
Accrued payroll and related costs	41,523	45,697
Accrued income taxes	5,322	4,053
Other liabilities	60,601	57,351
Total current liabilities	187,795	180,144
Long-term debt, net of current maturities	448,119	456,944
Long-term deferred tax liability	29,961	29,552
Other long-term liabilities	39,377	26,095
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding —51,396,952 shares at June 29, 2013 and 51,031,563 shares at March 30, 2013	514	510
Additional paid-in capital	378,366	365,040
Retained earnings	390,324	398,199
Accumulated other comprehensive income	5,174	5,433
Total stockholders’ equity	774,378	769,182
Total liabilities and stockholders’ equity	$1,479,630	$1,461,917

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net (loss)/income	$(7,874)	$9,787
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Non cash items:
Depreciation and amortization	18,357	11,180
Amortization of financing costs	427	—
Stock compensation expense	3,013	2,417
Loss on sale of property, plant and equipment	154	110
Unrealized (gain)/loss from hedging activities	2,776	568
Interest expense on contingent consideration	121	—
Asset write-down	327	—
Change in operating assets and liabilities:
Decrease in accounts receivable, net	14,100	8,020
Increase in inventories	(12,845)	(17,040)
Increase in prepaid income taxes	(4,727)	(455)
Decrease (increase) in other assets and other long-term liabilities	6,110	(5,479)
Tax benefit of exercise of stock options	840	1,050
Decrease in accounts payable and accrued expenses	(7,377)	(9,605)
Net cash provided by operating activities	13,402	553
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(13,092)	(8,441)
Proceeds from sale of property, plant and equipment	569	252
Acquisition of Hemerus	(23,124)	(1,000)
Net cash used in investing activities	(35,647)	(9,189)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(233)	(217)
Net increase (decrease) in short-term loans	262	(18)
Proceeds from employee stock purchase plan	2,666	2,105
Proceeds from exercise of stock options	5,849	13,246
Excess tax benefit on exercise of stock options	960	1,111
Net cash provided by financing activities	9,504	16,227
Effect of exchange rates on cash and cash equivalents	(51)	(405)
Net (Decrease)/Increase in Cash and Cash Equivalents	(12,792)	7,186
Cash and Cash Equivalents at Beginning of Year	179,120	228,861
Cash and Cash Equivalents at End of Period	$166,328	$236,047
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$3,357	$7,236
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,401	$84
Income taxes paid	$906	$3,194
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the three months ended June 29, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2014, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 30, 2013.
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated and we have not identified any significant or recognized subsequent events.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2014 and 2013 include 52 weeks with each quarter having 13 weeks.

2. RECENT ACCOUNTING PRONOUNCEMENTS
New pronouncements issued but not effective until after June 29, 2013 are not expected to have a material impact on financial position, results of operation or liquidity.
Standards Implemented
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended June 29, 2013.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets for impairment, other than goodwill, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption allowed. We adopted this guidance as of June 29, 2013. The adoption of ASU 2012-02 has not had an impact on our financial statements.
Guidance to be Implemented

In February 2013, FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, and any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013, and is required to be applied retrospectively. We expect to adopt this guidance in the fourth quarter of 2014. We have not completed our evaluation of the impact of this provision on our financial reporting.

3. ACQUISITIONS

Hemerus Acquisition

On April 30, 2013 we completed the acquisition of certain assets of Hemerus LLC ("Hemerus"), a Minnesota based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. Hemerus has received FDA approval for SOLX® whole blood collection system for eight hour storage of whole blood prior to processing. Hemerus previously received CE Marking (Conformité Européenne) in the European Union to market SOLX as the world's first 56-day red blood cell storage solution. We paid $23.1 million cash in addition to the $1.0 million paid in fiscal 2013. We will pay an additional $3.0 million upon a further FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing, and will pay up to $14.0 million based on future sales of SOLX-based products through fiscal 2024.

We acquired Hemerus to complement the portfolio of whole blood collection, filtration and processing product lines we recently acquired and to bring greater efficiency and productivity to whole blood collection and processing. Hemerus manufactures and sells manual blood collection systems and filters and has operations in North America. Expected revenue from the sale of SOLX will be reported within the blood center disposables product line.

The assets and liabilities acquired from Hemerus were recorded at fair value at the date of acquisition. The allocation of purchase price is preliminary, and subject to change based primarily on finalization of the assessment of the intangible assets and the fair value of liabilities assumed.

The preliminary allocation of the purchase price to the estimated fair value of the acquired assets and liabilities is summarized as follows:

Asset class	Amounts Recognized as of June 29, 2013
(In thousands)
Intangible assets	$20,400
Goodwill	10,324
Fair value of net assets acquired	$30,724

The preliminary fair value of the acquired assets and liabilities are reflected in the consolidated balance sheets.

The $20.4 million of acquired intangible assets was allocated to acquired technology. Goodwill represents the excess of the purchase price over the fair value of the net assets. Goodwill of $10.3 million primarily represents future economic benefits expected to arise from the work force and synergies expected to be gained from the integration of SOLX into our whole blood products.

Prior to the acquisition, we had not conducted business with Hemerus except make an offer to purchase along with a $1.0 million commitment in April 2012.

Contingent consideration

As described above, we will pay the sellers of Hemerus assets up to $14.0 million based on future sales of SOLX. We recognized a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We will revalue this liability each reporting period and record necessary changes in the fair value in our consolidated statements of operations. As of June 29, 2013, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay related to future SOLX sales is $14.0 million. Additionally we will pay $3.0 million upon FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing.

Contingent consideration liabilities are measured at fair value using projected revenues, discount rates, probabilities of payment and projected payment dates. This Level 3 fair value measurement was performed using a probability-weighted discounted cash flow over a ten year period.

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or likelihood of earning revenue. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans.

Whole Blood Acquisition

On August 1, 2012, we completed the acquisition from Pall Corporation (“Pall”) of substantially all of the assets relating to its blood collection, filtration, processing, storage, and re-infusion product lines, and all of the outstanding equity interest in Pall Mexico Manufacturing, S. de R.L. de C.V., a subsidiary of Pall based in Mexico pursuant to an Asset Purchase Agreement with Pall which we refer to as the “whole blood business.” We paid $535.2 million in cash and we anticipate paying an additional $15.0 million upon replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2016. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement. We acquired the whole blood business to provide access to the manual collection and whole blood markets and provide scope for introduction of automated solutions in those markets. The whole blood business manufactures and sells manual blood collection systems and filters and has operations in North America, Europe and Asia Pacific countries. Revenue from the sale of whole blood disposables has been reported within the blood center disposables product line since the date of acquisition.

The acquired assets and liabilities were recorded at fair value. During the current period, we finalized the purchase price allocation which resulted in a reduction in the value of property, plant and equipment value was reduced of $1.3 million, an increase in assumed liabilities and goodwill of $0.1 million and $1.4 million, respectively. There was no significant change to the consolidated statements of income and comprehensive income during the three months ended June 29, 2013 as a result of these fair value updates.
The final allocation of the purchase price is summarized as follows:

Asset class	Amounts Recognized as of June 29, 2013
(In thousands)
Inventories	$49,917
Property, plant and equipment	84,704
Intangible assets	188,500
Other assets/liabilities, net	(6,266)
Goodwill	218,320
Fair value of net assets acquired	$535,175

The following represents the pro forma consolidated statements of income and comprehensive income as if the acquisition of the whole blood business had been included in our consolidated results beginning on April 3, 2011.

Three Months Ended
(In thousands)	June 30, 2012
Net sales	$230,425
Net income	$14,217
Basic earnings per share	$0.28
Diluted earnings per share	$0.27

The unaudited consolidated pro-forma financial information above includes the following significant adjustments made to account for certain costs which would have been incurred if the acquisition had been completed on April 3, 2011 as adjusted for the applicable tax impact.

Three Months Ended
(In thousands)	June 30, 2012
Amortization of acquired intangible assets (1)	$3,927
Interest expense incurred on acquisition financing (2)	$2,380
Selling, general and admin. expenses (3)	$2,635

(1)	Added additional amortization of the acquired whole blood intangible assets recognized at fair value in purchase accounting.

(2)	Added additional interest expense for the debt used to finance the acquisition.

(3)
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

4. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Basic EPS is computed by dividing net income by weighted average shares outstanding. Diluted EPS includes the effect of potentially dilutive common shares. The common stock weighted average number of shares has been retroactively adjusted for the stock split that occurred on November 30, 2012.

	Three Months Ended
(In thousands, except per share amounts)	June 29, 2013	June 30, 2012
Basic EPS
Net income/(loss)	$(7,874)	$9,787
Weighted average shares	51,231	50,966
Basic income/(loss) per share	$(0.15)	$0.19
Diluted EPS
Net income/(loss)	$(7,874)	$9,787
Basic weighted average shares	51,231	50,966
Net effect of common stock equivalents	—	898
Diluted weighted average shares	51,231	51,864
Diluted income/(loss) per share	$(0.15)	$0.19

Weighted average shares outstanding, assuming dilution, excludes the impact of 0.8 million shares for the three months ended June 29, 2013 and June 30, 2012, respectively, because these securities were anti-dilutive during the noted periods.

5. STOCK-BASED COMPENSATION
Stock-based compensation expense of $3.0 million was recognized for the three months ended June 29, 2013 and the related income tax benefit recognized was $1.0 million.
The weighted average fair value for our options granted was $9.78 and $8.68 for the three months ended June 29, 2013 and June 30, 2012, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
Stock Options Black-Scholes assumptions (weighted average):
Volatility	26.22%	27.91%
Expected life (years)	5.0	4.9
Risk-free interest rate	1.41%	0.92%
Dividend yield	—%	—%
During the three months ended June 29, 2013 and June 30, 2012, there were 81,465 and 84,514 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $32.73 and $24.92 per share, respectively.

6. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Warranty accrual as of the beginning of the period	$673	$796
Warranty provision	385	283
Warranty spending	(372)	(437)
Warranty accrual as of the end of the period	$686	$642

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(In thousands)	June 29, 2013	March 30, 2013
Raw materials	$74,259	$70,716
Work-in-process	6,128	7,829
Finished goods	116,286	105,239
	$196,673	$183,784

8. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the three months ended June 29, 2013, approximately 44.4% of our sales were generated outside the U.S. generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, British Pound Sterling, Australian Dollar, Canadian Dollar and the Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of June 29, 2013 and March 30, 2013 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $120.1 million as of June 29, 2013 and $133.3 million as of March 30, 2013.

For the three months ended June 29, 2013, a $0.8 million gain related to foreign exchange hedge contracts, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $0.8 million, net of tax, for the three months ended June 30, 2012. At June 29, 2013, gains of $0.8 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of June 29, 2013 mature within twelve months.

Non-designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $67.6 million as of June 29, 2013 and $65.6 million as of March 30, 2013.
Interest Rate Swaps

On August 1, 2012, we entered into a credit agreement which provided for a $475.0 million term loan (“Term Loan”). Under the terms of this Credit Agreement, we may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, we have chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow us to borrow in multiple tranches. While we currently borrow in a single tranche, in the future, we may choose to borrow in multiple tranches.

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
On December 21, 2012, we entered into two interest rate swap agreements ("the swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional value of $250.0 million of debt. The interest rate swaps mature on August 1, 2017. We designated the interest rate swaps as a cash flow hedge of variable interest rate risk associated with $250.0 million of indebtedness. For the three months ended June 29, 2013, a gain of $2.1 million, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges. Amounts recorded in Accumulated Other Comprehensive Income as of June 29, 2013 for the difference between Adjust LIBOR payments received and fixed rates paid were not material
We did not have fair value hedges or net investment hedges outstanding as of June 29, 2013 or March 30, 2013.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income and comprehensive income for the three months ended June 29, 2013.

Derivative Instruments	Amount of Gain/(Loss) Recognized in AOCI (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Consolidated Statements of Income and Comprehensive Income	Amount of gain Excluded from Effectiveness Testing (*)	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$808	$1,118	Net revenues, COGS, and SG&A	$97	Other income (expense), net
Non-designated foreign currency hedge contracts	—	—		387	Other income (expense)
Designated interest rate swaps, net of tax	$2,129	$274	Interest income (expense), net	$—
(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of June 29, 2013 or March 30, 2013. In fiscal 2014, the amount recognized as deferred tax for designated foreign currency was $0.7 million and the amount recognized as deferred tax for interest rate swap hedges was $0.9 million.

ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 29, 2013, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of June 29, 2013 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(In thousands)	Location in Balance Sheet	June 29, 2013	March 30, 2013
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$5,749	$7,030
Designated interest rate swaps	Other current assets	2,312	—
		$8,061	$7,030
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,322	$954
Designated interest rate swaps	Other current liabilities	—	671
		$1,322	$1,625
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the three months ended June 29, 2013, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 29, 2013:

(In thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$121,117	$—	$—	$121,117
Foreign currency hedge contracts	—	5,749	—	5,749
Interest rate swap	—	2,312	—	2,312
	$121,117	$8,061	$—	$129,178
Liabilities
Foreign currency hedge contracts	$—	$1,327	$—	$1,327
Contingent consideration	—	—	6,600	6,600
	$—	$1,327	$6,600	$7,927
Other Fair Value Disclosures
The Term Loan is carried at amortized cost and accounts receivable and accounts payable are also reported at their cost which approximates fair value.

9. INCOME TAXES

We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported tax rate is lower than the federal statutory rate as the income tax rates in the foreign jurisdictions are generally lower.

During the three month period ended June 29, 2013 we incurred a consolidated net loss.  The reported tax rate that we recorded on the consolidated net loss was 14.9% for the period ended June 29, 2013.  Lower tax rates in foreign jurisdictions contributed to this reported rate.  In addition, during the period we recorded pre-tax losses in Italy associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in Italy.

The reported tax rate was 27.0% for the period ended June 30, 2012 resulted from our global distribution of income and tax rates that are lower than the federal statutory rate in foreign jurisdictions.

10. COMMITMENTS AND CONTINGENCIES
We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.
During the third quarter of fiscal 2013, we issued a field action letter to blood center customers requesting visual inspection of a component of certain whole blood collection sets, due to the potential for a leak to occur at a very low frequency.  The component, referred to as a Y connector, was supplied by a contract manufacturer. As of June 29, 2013, we have an inventory reserve of $7.3 million for removal of affected whole blood collection sets for destruction or rework.

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

Revenues from External Customers:

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Disposable revenues
Plasma disposables	$65,336	$63,878
Blood center disposables
Platelet	34,446	37,242
Red cell	10,009	12,068
Whole blood	51,254	—
	95,709	49,310
Hospital disposables
Surgical	16,089	18,260
OrthoPAT	6,320	7,541
Diagnostics	7,594	6,499
	30,003	32,300
Disposables revenue	191,048	145,488
Software solutions	16,746	17,304
Equipment & other	11,749	13,683
Net revenues	$219,543	$176,475

12. RESTRUCTURING

On May 1, 2013 we announced that our Board of Directors has approved a plan to pursue identified Value Creation & Capture (“VCC”) opportunities. These include: (i) investment in product line extensions, next generation products and growth platforms; (ii) enhancement of commercial execution capabilities by implementing go-to-market and other strategies to enable global profitable revenue growth; and (iii) transformation of the manufacturing network to best support these commercial strategies while optimizing expense levels. Collectively, these are opportunities to position us for optimal growth and increased competitiveness.

Transformation of the manufacturing network will take place over the next three fiscal years, and will involve (i) discontinuing manufacturing activities at our Braintree, Massachusetts and Ascoli-Piceno, Italy locations, (ii) creating a technology center of excellence for product development close to our current Corporate Headquarters, (iii) expansion of our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Penang, Malaysia closer to our customers in Asia.

We expect to deploy significant financial resources for these activities. Many of the activities necessary to conclude these VCC initiatives constitute restructuring. The substantial majority of costs in the table below relate to VCC initiatives. Other restructuring is primarily related to the completion of integration activities associated with the whole blood acquisition.

For the three months ended June 29, 2013, we incurred $23.5 million of restructuring charges of which $14.7 million is payable within the next twelve months. The substantial majority of restructuring expenses have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income. We anticipate that we will incur approximately $60.0 million in total restructuring charges related to VCC initiatives in fiscal 2014.

The following summarizes the restructuring activity for the three months ended June 29, 2013:

(In thousands)	Balance at March 30, 2013	Restructuring Costs Incurred	Payments	Asset Write-Down	Restructuring Accrual Balance at June 29, 2013
Severance and other employee costs	$3,089	$20,039	$(1,969)	$—	$21,159
Other costs	173	3,103	(1,490)	—	1,786
Asset write-down	—	327	—	(327)	—
	$3,262	$23,469	$(3,459)	$(327)	$22,945

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
We capitalized $1.3 million and $1.9 million in software development costs for ongoing initiatives during the three month periods ended June 29, 2013 and June 30, 2012, respectively. At June 29, 2013 and March 30, 2013, we have a total of $21.3 million and $20.0 million, respectively, of costs capitalized related to in-process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll forward of the components of Accumulated Other Comprehensive Income, net of tax, for the three months ended June 29, 2013:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total

Balance as of March 30, 2013	$4,133	$(5,073)	$6,373	$5,433
Other comprehensive income before reclassifications	(1,805)		2,938	1,133
Amounts reclassified from Accumulated Other Comprehensive Income	—		(1,392)	(1,392)
Net current period other comprehensive income	(1,805)	—	1,546	(259)
Balance at June 29, 2013	$2,328	$(5,073)	$7,919	$5,174

The details about the amount reclassified from Accumulated other comprehensive income for the three months ended June 29, 2013 are as follows:

(In thousands)	Amounts Reclassified from Other Comprehensive Income	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Unrealized net gain on derivatives	$2,066	Other income/(expense)
Income tax effect	(674)	Provision for income taxes
Net of taxes	$1,392

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our fiscal year 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2013. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information.”

Our Business

Haemonetics is a blood management solutions company. Anchored by our medical device systems, we also provide information technology platforms and value added services to provide customers with business solutions which support improved clinical outcomes for patients and efficiency in the blood supply chain. On April 30, 2013 we completed the acquisition of certain assets of Hemerus Medical LLC ("Hemerus"), a Minnesota based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. Hemerus has received FDA approval for SOLX® whole blood collection system for eight hour storage of whole blood. Hemerus previously received CE Marking (Conformité Européenne) in the European Union to market SOLX as the world's first 56-day red blood cell storage solution. We paid $23.1 million cash in addition to the $1.0 million paid early in fiscal 2013. We will pay an additional $3.0 million upon a further FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing, and will pay up to $14.0 million on future sales of SOLX-based products.

Value Creation and Capture

In the aggregate, we recorded restructuring and restructuring-related charges pursuant to VCC initiatives of $25.1 million in this quarter of which $23.9 million was recorded in selling, general and administrative and remaining $1.2 million in cost of goods sold. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

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

We place devices with some of our customers which remain our property. The customer has the right to use these for a period of time as long as certain conditions are met, which, among other things, generally include one or more of the following:

•	Purchase and consumption of a minimum level of disposables products;

•	Payment of monthly rental fees; and

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Our disposables revenue stream includes the sales of manual collection and filtration systems, device disposables and fees for the use of our equipment, which accounted for approximately 87.0% and 82.4% of our total revenues for the three months ended June 29, 2013 and June 30, 2012, respectively.

Financial Summary

	Three Months Ended
(In thousands, except per share data)	June 29, 2013	June 30, 2012	% Increase/ (Decrease)
Net revenues	$219,543	$176,475	24.4%
Gross profit	$111,412	$90,113	23.6%
% of net revenues	50.7%	51.1%
Operating expenses	$118,020	$77,034	53.2%
Operating (loss)/income	$(6,608)	$13,079	n/m
% of net revenues	(3.0)%	7.4%
Other (expense)/income, net	$(2,641)	$336	n/m
(Loss)/Income before taxes	$(9,249)	$13,415	n/m
Income tax (benefit)/expense	$(1,375)	$3,628	n/m
% of pre-tax income	14.9%	27.0%
Net (loss)/income	$(7,874)	$9,787	n/m
% of net revenues	(3.6)%	5.5%
Earnings per share-diluted	$(0.15)	$0.19	n/m
Net revenues increased 24.4% for the three months ended June 29, 2013 as compared to the same three month period of fiscal 2013. Without the effects of foreign exchange, net revenues increased 26.4% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. The negative impact of foreign currency was associated with the weakening of the Japanese Yen, which had a 220 basis points impact on our revenue. The three months ended June 29, 2013 include sales from the whole blood business acquired on August 1, 2012 of $51.3 million, as well as growth in our plasma and diagnostics disposable sales. These increases were partially offset by declines across other product lines for the three months ended June 29, 2013.
We recorded an operating loss during the three months ended June 29, 2013 as compared to an operating profit recorded for the same three month period of fiscal 2013. Gross profit increase due to revenue growth was more than offset by higher operating expenses due to a significant increase in transformation and restructuring costs primarily associated with VCC initiatives.
We recorded a net loss for the three months ended June 29, 2013 as compared to net income recorded for the same three month period of fiscal 2013. The decrease in net income was attributable to the decrease in operating income described above and additional interest expense.

RESULTS OF OPERATIONS
Net Revenues by Geography

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	% Increase/ (Decrease)
United States	$122,145	$87,907	38.9%
International	97,398	88,568	10.0%
Net revenues	$219,543	$176,475	24.4%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force and independent distributors and agents.
Our revenues generated outside the U.S. approximated 44.4% of total net revenues for the three months ended June 29, 2013. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. Our revenues are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	% Increase/ (Decrease)
Disposables	$191,048	$145,488	31.3%
Software solutions	16,746	17,304	(3.2)%
Equipment & other	11,749	13,683	(14.1)%
Net revenues	$219,543	$176,475	24.4%
Disposable Revenues by Product Type

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	% Increase/ (Decrease)
Plasma disposables	$65,336	$63,878	2.3%
Blood center disposables
Platelet	34,446	37,242	(7.5)%
Red cell	10,009	12,068	(17.1)%
Whole blood	51,254	—	100.0%
	$95,709	$49,310	94.1%
Hospital disposables
Surgical	16,089	18,260	(11.9)%
OrthoPAT	6,320	7,541	(16.2)%
Diagnostics	7,594	6,499	16.8%
	30,003	32,300	(7.1)%
Total disposables revenue	$191,048	$145,488	31.3%
Disposables
Disposables revenue increased 31.3% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, disposables revenue increased 33.7% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013, driven primarily by revenue from the acquired whole blood business.

Plasma
Plasma disposables revenue increased 2.3% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, plasma revenue increased 4.3% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Plasma revenue increased for the three months ended June 29, 2013 due primarily to higher volumes from commercial fractionation customers in the United States and our European distribution customers offset by declines in Australia and New Zealand arising from our transition to direct sales from a distribution model.
Blood Center
Blood center consists of disposables used to collect platelets, red cells and whole blood.
Platelet disposables revenue decreased 7.5% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, platelet disposable revenue decreased 3.4% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013, due to unfavorable order timing in our distribution markets, partially offset by growth in Japan due to the timing of orders in the prior year.
Red cell disposables revenue decreased 17.1% in the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, red cell disposables revenue decreased 16.3% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013, resulting from favorable order timing in the three months ended March 30, 2013. Also, market data indicates that improved blood management procedures in hospitals is accelerating the reduction in demand for red cells.
Whole blood disposables revenue was $51.3 million for the three months ended June 29, 2013, representing sales of products from the acquisition completed on August 1, 2012.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products.
Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 11.9% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, surgical disposables revenue decreased 7.5% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013, due to the return to the market of a competitor with aggressive pricing whose operations were limited by a natural disaster in the prior year, and by a reduction in demand for surgical procedures.
Revenues from our OrthoPAT disposables decreased 16.2% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 12.7% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013, as better blood management has reduced demand for OrthoPAT disposables. Recent market trends toward the adoption of tranexamic acid to treat and prevent post-operative blood loss have lessened hospital use of OrthoPAT disposables.
Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenues from our diagnostics products increased 16.8% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, diagnostics product revenues increased 16.9% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. The revenue increase is due to continued adoption of our TEG analyzer, principally in the U.S.
Software Solutions
Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues decreased 3.2% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, software revenues decreased 3.1% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. The decrease is primarily driven by declines in plasma software revenue, including the negative impact of a plasma customer transitioning to self-hosting.
Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues decreased 14.1% for the three months ended June 29, 2013, as compared to the same three month periods of fiscal 2013. Without the effect of foreign exchange, equipment and other revenues decreased 12.7% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. The decline in revenue for the three months ended June 29, 2013 is due primarily to 20% growth in equipment sales in the prior fiscal year associated with the timing of orders, tender and capital budgets. Prior year's results also benefited from a competitor whose operations were limited by a natural disaster, and the successful launch of the Cell Saver Elite.
Gross Profit

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	% Increase/ (Decrease)
Gross profit	$111,412	$90,113	23.6%
% of net revenues	50.7%	51.1%
Gross profit increased 23.6% for the three months ended June 29, 2013 compared to the same three month period of fiscal 2013. Without the effect of foreign exchange, gross profit increased 25.2% for the three months ended June 29, 2013, as compared to the same three month period of fiscal 2013. The gross profit margin decreased by 32 basis points for the three months ended June 29, 2013 as compared to the same three month period of fiscal 2013.

The decrease in gross profit margin includes the impact of whole blood disposable sales and higher plasma disposable sales, as these products carry lower average gross margins than other product lines, as well as certain inventory and non-cash costs incurred related to VCC and whole blood integration activities. These unfavorable impacts were partially offset by manufacturing efficiencies.
Operating Expenses

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	% Increase/ (Decrease)
Research and development	$11,209	$9,409	19.1%
% of net revenues	5.1%	5.3%
Selling, general and administrative	$106,811	$67,625	57.9%
% of net revenues	48.7%	38.3%
Total operating expenses	$118,020	$77,034	53.2%
% of net revenues	53.8%	43.7%
Research and Development
Research and development expenses increased 19.1% for the three months ended June 29, 2013 as compared to the same three month period of fiscal 2013. These increases are primarily due to additional staff and program spending related to the whole blood acquisition and related product initiatives, as well as new research initiatives and development programs undertaken this period.
Selling, General and Administrative
During the three months ended June 29, 2013, selling, general and administrative expenses increased 57.9% as compared to the same three month period of fiscal 2013. These increases include severance and other costs associated with VCC initiatives of $23.9 million and approximately $13.6 million of incremental expense related to the whole blood business following the August 1, 2012 acquisition, of which $4.2 million is amortization of acquired intangible assets.
Other Expense, Net
Other expense, net, increased for the three months ended June 29, 2013 as compared to the same three month period of fiscal 2013, primarily due to interest expense from the $475.0 million Term Loan borrowed in connection with the whole blood acquisition.

Income Taxes

	Three Months Ended
	June 29, 2013	June 30, 2012	% Increase/ (Decrease)
Reported income tax rate	14.9%	27.0%	(12.1)%

We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported tax rate is lower than the federal statutory rate as the income tax rates in the foreign jurisdictions are generally lower.

During the three month period ended June 29, 2013 we incurred a consolidated net loss.  The reported tax rate that we recorded on the consolidated net loss was 14.9% for the period ended June 29, 2013.  Lower tax rates in foreign jurisdictions contributed to this reported rate.  In addition, during the period we recorded pre-tax losses in Italy associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in Italy.

The reported tax rate was 27.0% for the period ended June 30, 2012 resulted from our global distribution of income and tax rates that are lower than the federal statutory rate in foreign jurisdictions.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	June 29, 2013	March 30, 2013
Cash & cash equivalents	$166,328	$179,120
Working capital	$403,577	$416,866
Current ratio	3.1	3.3
Net (debt)/cash position (1)	$(314,225)	$(300,974)
Days sales outstanding (DSO)	65	62
Disposable finished goods inventory turnover	3.7	4.0

(1)	Net (debt)/cash position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and option exercises. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily payments associated with VCC initiatives, acquisition and integration activities, capital expenditure, planned principal payments of $27.0 million under the Credit Agreement, share repurchases under programs authorized by the Board of Directors at its discretion from time to time and other investments.

VCC initiatives

We expect to record approximately $119.0 million of restructuring costs, capital expenditures and certain non-cash expenses during fiscal 2014 in connection with VCC initiatives and completion of the whole blood integration as presented below.

(In millions)	Total
Manufacturing network optimization	$43.0
Commercial excellence initiatives	8.0
Productivity and operational initiatives	10.0
Completion of whole blood integration	11.0
Network transformation capital	37.0
Non-cash asset write downs or accelerated depreciation	10.0
Total	$119.0

These costs consist principally of severance and other employee related costs, product line transfer costs including relocation and validation, as well as redundant overhead and inefficiencies during the transfer period. The management and execution will require a dedicated team of program managers, engineers, regulatory and quality professionals, the cost of which is included in these estimates. Network transformation capital will be used to expand our existing Tijuana, Mexico facility and construct a new facility in Penang, Malaysia.

Debt

In connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities have a term of five years and mature on August 1, 2017. Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which include financial and negative covenants. As of June 29, 2013 all $50.0 million of the Revolving Credit Facility was available and we were in compliance with the financial covenants including Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio.

Cash Flows

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$13,402	$553	$12,849
Investing activities	(35,647)	(9,189)	(26,458)
Financing activities	9,504	16,227	(6,723)
Effect of exchange rate changes on cash and cash equivalents (1)	(51)	(405)	354
Net increase (decrease) in cash and cash equivalents	$(12,792)	$7,186	$(19,978)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:

Operating Activities:

Net cash provided by operating activities increased by $12.8 million during the three months ended June 29, 2013 as compared to the three months ended June 30, 2012 primarily due to higher cash receipts associated with sales growth and stable collection patterns which more than offset increased expenditure following the whole blood acquisition. Cash expenditures related to restructuring and integration activities did not increase significantly compared to the three months ended June 30, 2012, as the substantial majority of cash payments under VCC initiatives in fiscal 2014 will be paid subsequent to June 29, 2013.

Investing Activities

Net cash used in investing activities increased by $26.5 million during the three months ended June 29, 2013 as compared to the three months ended June 30, 2012 due primarily to the $23.1 million payment for the acquisition of Hemerus.

Financing Activities:

Net cash provided by financing activities decreased by $6.7 million during the three months ended June 29, 2013, as compared to the three months ended June 30, 2012 due primarily to lower proceeds from stock option exercises of $7.0 million.

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

Deteriorating credit and economic conditions in parts of Western Europe, particularly in Italy, where our net accounts receivable is $23.1 million and $23.4 million as of June 29, 2013 and March 30, 2013, respectively, may increase the average length of time it takes us to collect accounts receivable in certain regions within these countries.
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
Foreign Exchange
During the three months ended June 29, 2013, approximately 44.4% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro, the Japanese Yen and Australian Dollar. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound and the Canadian Dollar. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, the Canadian Dollar and Mexican Peso our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, British Pound, Australian Dollar, the Canadian Dollar and Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.
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

Presented below are the spot rates for our Euro, Japanese Yen, Canadian Dollar, British Pound, and Swiss Franc cash flow hedges that settled during fiscal years 2011, 2012, 2013, 2014 and 2015 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in Euro and the Japanese Yen. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, and Swiss Francs. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	5%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	1%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY11	98.17	(7)%	94.91	(10)%	89.13	(8)%	89.78	(4)%
FY12	88.99	(9)%	85.65	(10)%	81.73	(8)%	82.45	(8)%
FY13	79.40	(11)%	76.65	(11)%	77.58	(5)%	78.69	(5)%
FY14	79.85	1%	79.68	4%	84.32	9%	93.92	19%
FY15
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15
British Pound - Hedge Spot Rate (US$ per GBP)
FY11	1.47	1%	1.65	15%	1.63	15%	1.59	14%
FY12	1.50	2%	1.54	(7)%	1.57	(4)%	1.58	(1)%
FY13	1.62	8%	1.63	6%	1.60	2%	1.57	(1)%
FY14	1.59	(2)%	1.55	(5)%	1.52	(5)%	1.54	(2)%
FY15	1.56	(2)%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15

*	We generally place our cash flow hedge contracts on a rolling twelve month basis

Recent Accounting Pronouncements
New pronouncements issued but not effective until after June 29, 2013 are not expected to have a material impact on financial position, results of operation or liquidity.
Guidance to be Implemented

In February 2013, FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This

guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, and any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013, and is required to be applied retrospectively. We expect to adopt this guidance in the fourth quarter of 2014. This guidance is not expected to have a material impact on our financial position or results of operations, but will require additional disclosures.
Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the effects of disruption from the acquisition of the Pall whole blood business making it more difficult to maintain relationships with employees, customers, vendors and other business partners, unexpected expenses incurred to integrate the Pall whole blood business, our ability to successfully execute on the transformation of our manufacturing network and our other value creation and capture activities, technological advances in the medical field and standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, demand for blood components, product quality, market acceptance, regulatory uncertainties, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers' ordering patterns, the effect of industry consolidation as seen in the plasma market, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s exposure relative to market risk is due to foreign exchange risk and interest rate risk.
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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in an $8.1 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US Dollar would result in an $8.4 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of June 29, 2013 was $475.0 million with an interest rate of 1.625% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.8 million; the hedge reduces, but does not eliminate the exposure. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES
We conducted an evaluation, as of June 29, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 29, 2013. There has been no change in our internal control over financial reporting during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We acquired Pall Corporation's transfusion medicine business on August 1, 2012. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. We are continuing to integrate the acquired operations into our overall internal control over financial reporting process. We will assess the effectiveness of internal control over financial reporting for the acquired whole blood business this fiscal year.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

Fenwal Patent Litigation

For the past five years, we have pursued a patent infringement lawsuit against Fenwal, the details of which are summarized in our Form 10-K for the fiscal year ended March 30, 2013. In January 2010, we were awarded damages and an injunction against Fenwal in connection with this lawsuit.

On June 2, 2010, the United States Court of Appeals reversed the trial court's claim construction and accordingly, vacated the injunction and damages previously awarded to Haemonetics and remanded the case to the trial court for further proceedings. On September 15, 2011, the trial court granted a summary judgment motion which essentially ended the U.S. case in Fenwal's favor.

We continue to pursue a patent infringement action in Germany against Fenwal and its European and German subsidiary, for Fenwal's infringement of Haemonetics' corresponding European patent to the Haemonetics patent at issue in the United States litigation. Further details related to these proceedings have been disclosed in our Form 10-K for the fiscal year ended March 30, 2013. There have been no material developments related to these proceedings during the current fiscal year.
Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended March 30, 2013, which could materially affect the Company's business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. [Removed and Reserved]

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development of the Company

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
Lease dated February 21, 2000 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec S.A. de C.V. and Pall Mexico Manufacturing, S. de R.L. de C.V. with authorization of El Florido California, S.A. de C.V., for property located in Tijuana, Mexico, filed in Spanish as Exhibit 10J to the Company's Form 10K No. 1-14041 for the year ended March 30, 2013 (Spanish to English translation filed herewith as Exhibit 10J to the Company's Form 10Q for the quarter ended June 29, 2013)

10N
Notice of Assignment to Lease dated February 21, 2000, made as of February 23, 2012 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Pall Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec S.A. de C.V. for property located in Tijuana, Mexico inadvertently filed in Spanish as Exhibit 10N to the Company's Form 10K No. 1-14041 for the year ended March 30, 2013 (Spanish to English translation filed herewith as Exhibit 10N to the Company's Form 10-Q No 1-14041 for the quarter ended June 29, 2013).

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 29, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
August 2, 2013	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2013	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)