Form 10-Q
period 2013-09-28
HAEMONETICS CORP
filed 2013-10-30
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: September 28, 2013
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
The number of shares of $0.01 par value common stock outstanding as of September 28, 2013:
51,528,003

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues	$235,755	$218,178	$455,297	$394,653
Cost of goods sold	115,871	116,416	224,002	202,778
Gross profit	119,884	101,762	231,295	191,875
Operating expenses:
Research and development	14,946	10,827	26,155	20,235
Selling, general and administrative	81,508	81,034	188,318	148,659
Total operating expenses	96,454	91,861	214,473	168,894
Operating income	23,430	9,901	16,822	22,981
Interest and other expense, net	(2,542)	(1,311)	(5,183)	(975)
Income before provision for income taxes	20,888	8,590	11,639	22,006
Income tax expense	4,340	2,043	2,965	5,671
Net income	$16,548	$6,547	$8,674	$16,335

Net income per share - basic	$0.32	$0.13	$0.17	$0.32
Net income per share - diluted	$0.32	$0.13	$0.17	$0.31

Weighted average shares outstanding
Basic	51,492	51,420	51,360	51,192
Diluted	52,361	52,314	52,200	52,088

Comprehensive income	$15,308	$5,863	$7,174	$11,781
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 28, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,148	$179,120
Accounts receivable, less allowance of $1,740 at September 28, 2013 and $1,727 at March 30, 2013	162,084	170,111
Inventories, net	205,251	183,784
Deferred tax asset, net	14,454	13,782
Prepaid expenses and other current assets	51,144	50,213
Total current assets	592,081	597,010
Property, plant and equipment:
Total property, plant and equipment	662,735	632,720
Less: accumulated depreciation	(404,468)	(375,767)
Net property, plant and equipment	258,267	256,953
Other assets:
Intangible assets, less amortization of $86,608 at September 28, 2013 and $72,393 at March 30, 2013	277,065	264,388
Goodwill	341,673	330,474
Deferred tax asset, long term	1,751	1,751
Other long-term assets	13,409	11,341
Total other assets	633,898	607,954
Total assets	$1,484,246	$1,461,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$43,687	$23,150
Accounts payable	45,380	49,893
Accrued payroll and related costs	44,101	45,697
Accrued income taxes	4,403	4,053
Other liabilities	60,617	57,351
Total current liabilities	198,188	180,144
Long-term debt, net of current maturities	420,711	456,944
Long-term deferred tax liability	29,265	29,552
Other long-term liabilities	39,609	26,095
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,528,003 shares at September 28, 2013 and 51,031,563 shares at March 30, 2013	515	510
Additional paid-in capital	385,153	365,040
Retained earnings	406,873	398,199
Accumulated other comprehensive income	3,932	5,433
Total stockholders’ equity	796,473	769,182
Total liabilities and stockholders’ equity	$1,484,246	$1,461,917

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 28, 2013	September 29, 2012
Cash Flows from Operating Activities:
Net income	$8,674	$16,335
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	38,256	28,610
Amortization of financing costs	815	—
Stock compensation expense	6,416	5,014
Purchase of in-process R&D	3,569	—
Loss on sale of property, plant and equipment	265	218
Unrealized loss from hedging activities	2,266	166
Interest expense on contingent consideration	310	—
Asset write-down	1,675	—
Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	8,689	(22,686)
Increase in inventories	(19,338)	(3,448)
Increase in prepaid income taxes	(1,459)	(2,197)
Decrease/(increase) in other assets and other liabilities	5,067	(4,337)
Tax benefit of exercise of stock options	1,338	2,488
(Increase)/decrease in accounts payable and accrued expenses	(13,781)	13,404
Net cash provided by operating activities	42,762	33,567
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(28,202)	(34,432)
Proceeds from sale of property, plant and equipment	642	355
Acquisition of Whole Blood Business	—	(535,144)
Acquisition of Hemerus	(23,124)	(1,000)
Other acquisitions and investments	(8,707)	—
Net cash used in investing activities	(59,391)	(570,221)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(472)	(434)
Net increase in short-term loans	4,240	3,217
Term loan borrowing	—	475,000
Repayment of term loan borrowings	(20,000)	—
Debt issuance costs	—	(5,462)
Proceeds from employee stock purchase plan	2,666	2,105
Proceeds from exercise of stock options	8,117	23,649
Excess tax benefit on exercise of stock options	1,581	2,079
Share repurchase	—	(5,342)
Net cash (used in)/provided by financing activities	(3,868)	494,812
Effect of exchange rates on cash and cash equivalents	525	32
Net Decrease in Cash and Cash Equivalents	(19,972)	(41,810)
Cash and Cash Equivalents at Beginning of Period	179,120	228,861
Cash and Cash Equivalents at End of Period	$159,148	$187,051
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$6,034	$11,167
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,722	$1,688
Income taxes paid	$3,666	$7,338
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2014, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 30, 2013.
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. We had no significant subsequent events.
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2014 and 2013 include 52 weeks with each quarter having 13 weeks.

2. RECENT ACCOUNTING PRONOUNCEMENTS
New pronouncements issued but not effective until after September 28, 2013 are not expected to have a material impact on financial position, results of operation or liquidity.
Standards Implemented
In July 2013 the Financial Accounting Standards Board ("FASB") issued ASU 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 amends ASC 815 to include the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have evaluated the amendments and conclude that these do not impact our financial statements as we have not entered into transactions with Fed Funds Effective Swap Rate.
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note; any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended June 29, 2013.

3. ACQUISITIONS

Hemerus Acquisition

On April 30, 2013 we completed the acquisition of certain assets of Hemerus LLC ("Hemerus"), a Minnesota based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. Hemerus has received U.S Food and Drug Administration (FDA) approval for SOLX® whole blood collection system for eight hour storage of whole blood prior to processing. Hemerus previously received Conformité Européenne or CE Mark in the European Union to market SOLX as the world's first 56-day red blood cell storage solution. We paid $24.1 million cash and will pay an additional $3.0 million upon a further FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing. We will also pay up to $14.0 million based on future sales of SOLX-based products through fiscal 2024.

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

The assets acquired from Hemerus were recorded at fair value at the date of acquisition. The allocation of purchase price is preliminary, and subject to change based primarily on finalization of the valuation of the acquired intangible assets.

The preliminary purchase price allocation is as follows:

Asset class	Amounts Recognized as of September 28, 2013
(In thousands)
Intangible assets	$20,400
Goodwill	10,324
Fair value of net assets acquired	$30,724

The preliminary fair value of the acquired assets are reflected in the consolidated balance sheets.

The $20.4 million of acquired intangible assets was allocated to developed technology. Goodwill represents the excess of the purchase price over the fair value of the net assets. Goodwill of $10.3 million primarily represents future economic benefits expected to arise from the work force and synergies expected to be gained from the integration of SOLX into our whole blood products. Prior to the acquisition, we had not conducted any business with Hemerus.

Contingent consideration

As described above, we will pay the sellers of Hemerus assets up to $14.0 million based on future sales of SOLX. We recognized a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We will revalue this liability each reporting period and record necessary changes in the fair value in our consolidated statements of operations. As of September 28, 2013, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay related to future SOLX sales is $14.0 million. Additionally we will pay $3.0 million upon FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing.

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

	Three Months Ended
(In thousands, except per share amounts)	September 28, 2013	September 29, 2012
Basic EPS
Net income	$16,548	$6,547
Weighted average shares	51,492	51,420
Basic income per share	$0.32	$0.13
Diluted EPS
Net income	$16,548	$6,547
Basic weighted average shares	51,492	51,420
Net effect of common stock equivalents	869	894
Diluted weighted average shares	52,361	52,314
Diluted income per share	$0.32	$0.13

	Six Months Ended
(In thousands, except per share amounts)	September 28, 2013	September 29, 2012
Basic EPS
Net income	$8,674	$16,335
Weighted average shares	51,360	51,192
Basic income per share	$0.17	$0.32
Diluted EPS
Net income	$8,674	$16,335
Basic weighted average shares	51,360	51,192
Net effect of common stock equivalents	840	896
Diluted weighted average shares	52,200	52,088
Diluted income per share	$0.17	$0.31

Weighted average shares outstanding, assuming dilution, excludes the impact of a negligible number and 0.8 million shares for the three and six months ended September 28, 2013 respectively and 0.1 million and 0.4 million for the three and six months ended September 29, 2012, respectively, because these securities were anti-dilutive during the noted periods.

5. STOCK-BASED COMPENSATION
Stock-based compensation expense of $6.4 million and $5.0 million were recognized for the six months ended September 28, 2013 and September 29, 2012, respectively. The related income tax benefit recognized was $2.1 million and $1.6 million for the six months ended September 28, 2013 and September 29, 2012, respectively.

During the three months ended September 28, 2013 we granted a “target” number of 300,000 market stock units to 13 senior executives.  Holders of market stock units are eligible to receive a share of Haemonetics’ stock for each market stock unit based on the performance of the stock through March 31, 2017.  If our stock is below a minimum threshold price of $50 per share during the relevant measurement period, the holders receive no market share units. If the stock achieves certain price levels, the holders are eligible to receive up to three times the “target” amount of market share units. As a result, we may issue up to 900,000 shares at a stock price of $85 per share or higher in connection with these grants. We determined the fair value of the target number of market stock units was $37.42 utilizing a Monte Carlo simulation model based on an expected term of 3.7 years, a risk free rate of 0.9%, volatility of 20% and no dividends.  The fair value of these awards totaling $11.2 million will be expensed evenly over the 3.7 year period through the cliff-vesting date of March 31, 2017.

The weighted average fair value for our options granted was $10.98 and $9.01 for the six months ended September 28, 2013 and September 29, 2012, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Six Months Ended
	September 28, 2013	September 29, 2012
Stock Options Black-Scholes assumptions (weighted average):
Volatility	25.49%	27.18%
Expected life (years)	5	5
Risk-free interest rate	1.40%	0.62%
Dividend yield	—%	—%
During the six months ended September 29, 2012 and September 29, 2012, there were 81,465 and 84,514 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $32.73 and $24.92 per share, respectively.

6. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Warranty accrual as of the beginning of the period	$673	$796
Warranty provision	775	806
Warranty spending	(723)	(886)
Warranty accrual as of the end of the period	$725	$716

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(In thousands)	September 28, 2013	March 30, 2013
Raw materials	$77,348	$70,716
Work-in-process	7,292	7,829
Finished goods	120,611	105,239
	$205,251	$183,784

8. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the six months ended September 28, 2013, approximately 45.6% of our sales were generated outside the U.S. generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of September 28, 2013 and March 30, 2013 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $126.8 million as of September 28, 2013 and $133.3 million as of March 30, 2013.

During the six months ended September 28, 2013, a $1.7 million gain related to foreign exchange hedge contracts, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $3.0 million, net of tax, for the six months ended September 29, 2012. At September 28, 2013, gains of $1.7 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of September 28, 2013 mature within twelve months.

Non-designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $80.2 million as of September 28, 2013 and $65.6 million as of March 30, 2013.
Interest Rate Swaps

On August 1, 2012, we entered into a credit agreement which provided for a $475.0 million term loan (“Credit Agreement”). Under the terms of this Credit Agreement, we may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, we have chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow us to borrow in multiple tranches. At the end of three months ended September 28, 2013 we had three tranches outstanding, each based on Adjusted LIBOR.

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
On December 21, 2012, we entered into two interest rate swap agreements ("The Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional amount of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated The Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the six months ended September 28, 2013, a gain of $1.6 million, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income and comprehensive income for the six months ended September 28, 2013.

Derivative Instruments	Amount of Gain/(Loss) Recognized in AOCI (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain/(Loss) Excluded from Effectiveness Testing (*)	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$1,704	$4,602	Net revenues, COGS, and SG&A	$33	Interest and other expense, net
Non-designated foreign currency hedge contracts				(906)	Interest and other expense, net
Designated interest rate swaps, net of tax	$1,643	$577	Interest and other expense, net	$—
(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of September 28, 2013 or March 30, 2013.

As of September 28, 2013, the amount recognized as deferred tax for designated foreign currency was $0.3 million and the amount recognized as deferred tax for interest rate swap hedges was $0.4 million.

ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 28, 2013, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of September 28, 2013 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(In thousands)	Location in Balance Sheet	September 28, 2013	March 30, 2013
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$3,359	$7,030
Designated interest rate swaps	Other current assets	1,069	—
		$4,428	$7,030
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,436	$954
Designated interest rate swaps	Other current liabilities	—	671
		$1,436	$1,625
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the six months ended September 28, 2013, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 28, 2013:

(In thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$93,486	$—	$—	$93,486
Designated foreign currency hedge contracts	—	3,359	—	3,359
Designated interest rate swap	—	1,069	—	1,069
	$93,486	$4,428	$—	$97,914
Liabilities
Designated foreign currency hedge contracts	$—	$1,436	$—	$1,436
Contingent consideration	—	—	6,910	6,910
	$—	$1,436	$6,910	$8,346
A description of the methods used to determine the fair value of the Level 3 liabilities is included within Note 3, Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the quarter ended September 28, 2013.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning balance	$6,600
Contingent consideration interest expense	310
Ending balance	$6,910

Other Fair Value Disclosures
The Term Loan which is carried at amortized cost and accounts receivable and accounts payable approximate fair value.

9. INCOME TAXES

We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported tax rate is lower than the federal statutory rate in all reported periods as the income tax rates in the foreign jurisdictions are generally lower.

The reported tax rates for the three and six months ended September 28, 2013 were 20.8% and 25.5%. The tax rate for the three months ended September 28, 2013 is lower than the tax rate for six months ended September 28, 2013 as during the first three months of the fiscal year we recorded significant pre-tax losses in Italy associated with restructuring costs and did not record a corresponding tax benefit due to uncertainty around our ability to realize tax benefits in Italy.

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

Revenues from External Customers:

	Three Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Disposable revenues
Plasma disposables	$75,734	$68,677
Blood center disposables
Platelet	39,884	43,198
Red cell	10,221	11,918
Whole blood	47,283	28,620
	97,388	83,736
Hospital disposables
Surgical	16,351	18,804
OrthoPAT	6,262	7,645
Diagnostics	7,985	6,937
	30,598	33,386
Total disposables revenue	203,720	185,799

Software solutions	17,120	18,043
Equipment & other	14,915	14,336
Net revenues	$235,755	$218,178

	Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Disposable revenues
Plasma disposables	$141,070	$132,555
Blood center disposables
Platelet	74,330	80,440
Red cell	20,229	23,986
Whole blood	98,537	28,620
	193,096	133,046
Hospital disposables
Surgical	32,441	37,064
OrthoPAT	12,581	15,186
Diagnostics	15,579	13,436
	60,601	65,686
Total disposables revenue	394,767	331,287

Software solutions	33,866	35,347
Equipment & other	26,664	28,019
Net revenues	$455,297	$394,653

12. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete. From these reviews we identify opportunities to improve efficiencies, enhance commercial capabilities, better align our resources and offer customers better comprehensive solutions. In order to realize these opportunities, from time to time, we undertake restructuring and other initiatives to transform our business.

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

Transformation of the manufacturing network will take place through fiscal 2016, and will involve (i) discontinuing manufacturing activities at our Braintree, Massachusetts and Ascoli-Piceno, Italy locations, (ii) creating a technology center of excellence for product development close to our current Corporate Headquarters, (iii) expansion of our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Penang, Malaysia closer to our customers in Asia.

For the six months ended September 28, 2013, we incurred $30.3 million of restructuring charges of which $11.6 million is payable within the next twelve months. The substantial majority of restructuring expenses have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

The following summarizes the restructuring activity for the six months ended September 28, 2013 and September 29, 2012:

	Six Months Ended September 28, 2013
(In thousands)	Restructuring Accrual Balance at March 30, 2013	Restructuring Costs Incurred	Payments	Asset Write-Down	Restructuring Accrual Balance at September 28, 2013
Severance and other employee costs	$3,089	$22,841	$(6,565)	$—	$19,365
Other costs	173	5,317	(5,065)	—	425
Accelerated depreciation	—	1,188	—	(1,188)	—
Asset write-down	—	915	—	(915)	—
Total	$3,262	$30,261	$(11,630)	$(2,103)	$19,790

	Six Months Ended September 29, 2012
(in thousands)	Restructuring Accrual Balance at March 31, 2012	Restructuring Costs Incurred	Payments	Asset Write-Down	Restructuring Accrual Balance at September 29, 2012
Severance and other employee costs	$1,461	$2,070	$(1,734)	$—	$1,797
Other costs	533	209	(703)	—	39
Total	$1,994	$2,279	$(2,437)	$—	$1,836

We expect to deploy significant financial resources for these activities.  Many of the activities necessary to complete the VCC initiatives include severance and other costs which qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations.  We anticipate we will incur approximately $71.0 million in severance, asset write-offs and other restructuring charges as well as other “Transformation Costs” related to VCC initiatives in fiscal 2014.  The majority of these costs relate to the discontinuation of manufacturing activities in Braintree, Massachusetts and Ascoli-Piceno, Italy, and will be incurred in the current fiscal year.

In addition, we also incur costs that do not constitute restructuring under ASC 420, Exit or Disposal Cost Obligations which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, integration and product line transfer teams, infrastructure related costs, accelerated depreciation and asset disposals.  Additionally, costs incurred in three months ended September 28, 2013 include $3.6 million of in-process research and development charges related to the acquisition of certain technology and manufacturing rights to be used in a next generation device. The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and interest and other expense in our statement of income and comprehensive income for the periods presented. The majority of expenses recorded as Transformation Costs in both the prior and current year relate to the acquisition and integration of Pall's transfusion medicine business, which was purchased for $535.1 million in August 2012. We anticipate that we will incur approximately $82.0 million in total restructuring and transformation expenses related to VCC initiatives and completion of whole blood integration activities in fiscal 2014 of which $72 million is payable in cash.

Transformation costs	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Integration and other costs	$10,868	$22,193	$20,083	$27,826
Accelerated depreciation	442	—	1,285	—
Asset disposal	760	—	760	—
Total	$12,070	$22,193	$22,128	$27,826

Restructuring costs	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Severance and other employee costs	$2,606	$1,379	$22,841	$2,070
Other costs	2,676	95	5,317	209
Accelerated depreciation	934	—	1,188	—
Asset disposal	586	—	915	—
Total	$6,802	$1,474	$30,261	$2,279

Total restructuring and transformation	$18,872	$23,667	$52,389	$30,105

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
We capitalized $2.6 million and $3.2 million in software development costs for ongoing initiatives during the six month periods ended September 28, 2013 and September 29, 2012, respectively. At September 28, 2013 and March 30, 2013, we have a total of $22.6 million and $20.0 million, respectively, of costs capitalized related to in-process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment annually.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll forward of the components of Accumulated Other Comprehensive Income, net of tax, for the six months ended September 28, 2013:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total

Balance as of March 30, 2013	$4,133	$(5,073)	$6,373	$5,433
Other comprehensive income before reclassifications	332		3,346	3,678
Amounts reclassified from Accumulated Other Comprehensive Income	—		(5,179)	(5,179)
Net current period other comprehensive income	332	—	(1,833)	(1,501)
Balance as of September 28, 2013	$4,465	$(5,073)	$4,540	$3,932

The details about the amount reclassified from Accumulated other comprehensive income for the six months ended September 28, 2013 are as follows:

(In thousands)	Amounts Reclassified from Other Comprehensive Income	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Realized net gain on derivatives	$5,458	Revenue, cost of goods sold, income/(expense)
Income tax effect	(279)	Provision for income taxes
Net of taxes	$5,179

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

Blood and its components (plasma, platelets, and red cells) have many vital, and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into pharmaceuticals to treat a variety of illnesses and hereditary disorders such as hemophilia. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets treat cancer patients undergoing chemotherapy. Blood is essential to a modern healthcare system.

Recent developments

Value Creation and Capture Initiatives
On April 29, 2013, we committed to a plan to pursue identified Value Creation and Capture ("VCC") opportunities. These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over the next three fiscal years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan"). To implement the Network Plan, we will (i) cease manufacturing activities at our Braintree, Massachusetts and Ascoli-Piceno, Italy locations, (ii) create a technology center of excellence for product development close to our current Corporate Headquarters, (iii) expand our current facility in Tijuana, Mexico, (iv) engage Sanmina Corporation, a contract manufacturer to produce certain medical equipment, and (v) build a new manufacturing facility in Penang, Malaysia closer to our customer base in that region. See liquidity and capital resources discussion of this MD&A for further discussion of the costs of these activities.

Changes in Blood Management

Blood management refers to a wide range of practices and protocols which influence the need for, and use of, blood products in hospitals. As previously disclosed, adoption of blood management practices by hospitals, particularly in the United States, is gaining momentum. Blood management efforts can reduce the demand for red cells, which in turn can reduce the demand for our red cell and whole blood collection products. We believe the decline in U.S. blood center collections will be approximately 8% annually for our present fiscal year 2014 and next year fiscal 2015.

Blood management practices have also increased the utilization of tranexamic acid. Tranexamic acid is used to treat and prevent post-operative bleeding in orthopedic surgeries, particularly hip and knee replacements. The use of this low cost, generic drug has expanded rapidly in an environment of greater blood management focus. We have been monitoring this trend and now believe tranexamic acid is used in approximately 30% of total hip and knee replacements in the United States and that broader adoption is likely. This expanded adoption of tranexamic acid is contributing to the aforementioned reduced demand for red cells and is reducing the demand for orthopedic cell salvage.

Products

Our medical device systems provide both automated and manual collection and processing of donated blood, assess likelihood for blood loss, salvage and process blood from surgery patients, and dispense and track blood inventory in the hospital. These systems include devices and single-use; proprietary disposable sets (“disposables”) some of which only operate with our specialized devices. Specifically, our plasma and blood center systems allow users to collect and process only the blood component(s) they target - plasma, platelets, or red blood cells - increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses hemostasis (a patient's clotting ability) to aid clinicians in assessing the cause of bleeding, resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital. Our manual blood collection and filtration systems enable the manual collection of all blood components while detecting bacteria, thus reducing the risks of infection through transfusion.

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

Our disposables revenue stream includes the sales of manual collection and filtration systems, device disposables and fees for the use of our equipment, which accounted for approximately 86.7% and 83.9% of our total revenues for the six months ended September 28, 2013 and September 29, 2012, respectively.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)
Net revenues	$235,755	$218,178	8.1%	$455,297	$394,653	15.4%
Gross profit	$119,884	$101,762	17.8%	$231,295	$191,875	20.5%
% of net revenues	50.9%	46.6%		50.8%	48.6%
Operating expenses	$96,454	$91,861	5.0%	$214,473	$168,894	27.0%
Operating income	$23,430	$9,901	136.6%	$16,822	$22,981	(26.8)%
% of net revenues	9.9%	4.5%		3.7%	5.8%
Interest and other expense, net	$(2,542)	$(1,311)	93.9%	$(5,183)	$(975)	431.6%
Income before taxes	$20,888	$8,590	143.2%	$11,639	$22,006	(47.1)%
Income tax expense	$4,340	$2,043	112.4%	$2,965	$5,671	(47.7)%
% of pre-tax income	20.8%	23.8%		25.5%	25.8%
Net income	$16,548	$6,547	152.8%	$8,674	$16,335	(46.9)%
% of net revenues	7.0%	3.0%		1.9%	4.1%
Earnings per share-diluted	$0.32	$0.13	146.2%	$0.17	$0.31	(45.2)%
Net revenues increased 8.1% and 15.4% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effects of foreign exchange, net revenues increased 9.8% and 17.3% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Revenue increased due to a full period of sales from the whole blood business acquired August 1, 2012 as compared to two months of sales in the prior year period, as well as growth in our plasma and diagnostics disposable products. These increases were partially offset by declines across other product lines for the three and six months ended September 28, 2013.
Operating income increased 136.6% and decreased 26.8% for the three and six months ended September 28, 2013, respectively as compared to the same periods of fiscal 2013. Without the effects of foreign exchange, operating income increased 154.8% and decreased 19.0% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Operating income increased for the three months ended September 28, 2013 due primarily to higher gross profit associated with revenue growth and improved gross margin performance. Operating income decreased for the six months ended September 28, 2013 as increases in gross profit were more than offset by higher restructuring and transformation expenses. Restructuring and transformation expenses were $18.9 million and $52.4 for the three and six months ended September 28, 2013, respectively, as compared to $23.7 million and $30.1 million for the comparative prior year periods. Restructuring and transformation expenses in fiscal 2014 are primarily associated with VCC initiatives, and in fiscal 2013 were primarily associated with the acquisition and integration of the whole blood business.

Net income increased 152.8% and decreased 46.9% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effects of foreign exchange, net income increased 171.2% and decreased 38.9% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. The net income changes are due primarily to the changes described in operating income above.

RESULTS OF OPERATIONS
International Operations and the Impact of Foreign Exchange

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)
United States	$125,662	$113,015	11.2%	$247,807	$200,922	23.3%
International	110,093	105,163	4.7%	207,490	193,731	7.1%
Net revenues	$235,755	$218,178	8.1%	$455,297	$394,653	15.4%
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents.
Our revenues generated outside the U.S. approximated 45.6% of total net revenues for the six months ended September 28, 2013. International sales are generally conducted in local currencies, primarily the Japanese Yen and the Euro. Our revenues are impacted by changes in the value of the Yen and the Euro relative to the U.S. Dollar.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)
Disposables	$203,720	$185,799	9.6%	$394,767	$331,287	19.2%
Software solutions	17,120	18,043	(5.1)%	33,866	35,347	(4.2)%
Equipment & other	14,915	14,336	4.0%	26,664	28,019	(4.8)%
Net revenues	$235,755	$218,178	8.1%	$455,297	$394,653	15.4%
Disposable Revenues by Product Type

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)
Plasma disposables	$75,734	$68,677	10.3%	$141,070	$132,555	6.4%
Blood center disposables
Platelet	39,884	43,198	(7.7)%	74,330	80,440	(7.6)%
Red cell	10,221	11,918	(14.2)%	20,229	23,986	(15.7)%
Whole blood	47,283	28,620	65.2%	98,537	28,620	244.3%
	$97,388	$83,736	16.3%	$193,096	$133,046	45.1%
Hospital disposables
Surgical	16,351	18,804	(13.0)%	32,441	37,064	(12.5)%
OrthoPAT	6,262	7,645	(18.1)%	12,581	15,186	(17.2)%
Diagnostics	7,985	6,937	15.1%	15,579	13,436	15.9%
	30,598	33,386	(8.4)%	$60,601	$65,686	(7.7)%
Total disposables revenue	$203,720	$185,799	9.6%	$394,767	$331,287	19.2%

Disposables
Disposables revenue increased 9.6% and 19.2% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, disposables revenue increased 11.7% and 21.4% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013, driven primarily by revenue from the whole blood acquisition and growth in plasma and diagnostics.
Plasma
Plasma disposables revenue increased 10.3% and 6.4% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, plasma revenue increased 12.5% and 8.5% for the three and six months ended September 28, 2013, as compared to the same periods of fiscal 2013. Plasma revenue increased primarily due to higher volumes from commercial fractionation customers in the United States. In the three months ended September 28, 2013, plasma revenue also increased due to a transition from a distribution to a direct sales model in Australia and New Zealand.
Blood Center
Blood center consists of disposables used to collect platelets, red cells and whole blood.
Platelet disposables revenue decreased 7.7% and 7.6% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, platelet disposable revenue decreased 3.9% and 3.7% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013, due primarily to lower revenues in emerging markets associated with order timing and reductions of distributor inventory levels over the first half of fiscal 2014.

Sales to U.S. blood centers represent over 70% of our total red cell and whole blood disposable revenue.  The demand for these disposable products in the U.S. has recently declined due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols.  We believe the decline in U.S. blood center collections will be approximately 8% per year for fiscal 2014 and fiscal 2015, and accordingly will continue to negatively impact red cell and whole blood revenue during these periods.

Additionally, in response to this trend, our U.S. blood center customers are taking actions to improve efficiencies and reduce operating costs, including consolidation amongst blood centers, formation of purchasing affiliations, and focusing on direct supplier costs via vendor consolidation and other means.  Large U.S. blood collector groups are currently pursuing single source contracts for whole blood collection products which may require reductions in average selling prices in order to retain or increase U.S. market share.

Red cell disposables revenue decreased 14.2% and 15.7% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, red cell disposables revenue decreased 13.6% and 15.0% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013, due primarily to reductions in blood collections in the U.S. as discussed above. Additionally, favorable order timing in the three months ended March 30, 2013 had a negative impact on sales in the first three months of fiscal 2014.

Whole blood revenue increased 65.2% and 244.3% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, whole blood revenue increased 63.7% and 240.9% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Revenue increased due to a full period of sales from the whole blood business acquired August 1, 2012 as compared to two months of sales in the prior year period. Whole blood revenue was lower in the second quarter than in the first quarter of fiscal 2014 due to normal seasonality, the impact of a previously announced loss of a European tender, and the weakening U.S. collection market as discussed above.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 13.0% and 12.5% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, surgical disposables revenue decreased 8.2% and 7.9% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013, due to the return to the market of a competitor with aggressive pricing whose operations were limited by a natural disaster in the prior year, and by a reduction in demand for surgical procedures.

Revenues from our OrthoPAT disposables decreased 18.1% and 17.2% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 15.3% and 14.1% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013, as better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss have lessened hospital use of OrthoPAT disposables.
Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenues from our diagnostics products increased 15.1% and 15.9% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, diagnostics product revenues increased 13.7% and 15.3% for the three and six months ended September 28, 2013, respectively, as compared to the same period of fiscal 2013. The revenue increase is due to continued adoption of our TEG analyzer, principally in the U.S. and China.
Software Solutions
Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues decreased 5.1% and 4.2% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, software revenues decreased 5.9% and 4.6% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013, due primarily to lower hosting fees associated with a large customer transitioning to self-hosting our software.
Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues increased 4.0% and decreased 4.8% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, equipment and other revenues increased 4.7% and decreased 3.8% for the three and six months ended September 28, 2013, respectively, as compared to the same period of fiscal 2013. Revenue growth for the three months ended September 28, 2013 was due primarily to higher services revenue. The decline in revenue for the six months ended September 28, 2013 is due to benefits in the prior year from a competitor whose operations were limited by a natural disaster, and the successful launch of the Cell Saver Elite.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)
Gross profit	$119,884	$101,762	17.8%	$231,295	$191,875	20.5%
% of net revenues	50.9%	46.6%		50.8%	48.6%
Gross profit increased 17.8% and 20.5% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, gross profit increased 20.6% and 22.7% for the three and six months ended September 28, 2013, as compared to the same periods of fiscal 2013. The gross profit margin increased by 430 and 220 basis points for the three and six months ended September 28, 2013 respectively as compared to the same three month periods of fiscal 2013. The increase in gross profit margin reflects improvements in manufacturing efficiencies and the benefit of not recording $8.3 million of inventory step-up related to acquired whole blood inventory recorded as cost of goods sold during the three months ended September 29, 2012. These were offset by the impact of whole blood disposable sales and higher plasma disposable sales, both of which have lower average gross margins than other product lines as well as certain costs incurred related to VCC initiatives.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)
Research and development	$14,946	$10,827	38.0%	$26,155	$20,235	29.3%
% of net revenues	6.3%	5.0%		5.7%	5.1%
Selling, general and administrative	$81,508	$81,034	0.6%	$188,318	$148,659	26.7%
% of net revenues	34.6%	37.1%		41.4%	37.7%
Total operating expenses	$96,454	$91,861	5.0%	$214,473	$168,894	27.0%
% of net revenues	40.9%	42.1%		47.1%	42.8%
Research and Development
Research and development expenses increased 38.0% and 29.3% for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013. The three months ended September 28, 2013 includes a $3.6 million in-process research and development charge related to the acquisition of certain technology and manufacturing rights to be used in a next generation device. Other increases are primarily due to additional staff and program spending related to the Hemerus and whole blood acquisitions and new research initiatives and development programs. We expect research and development expenses to continue to grow over prior year levels over the balance of fiscal 2014.
Selling, General and Administrative
During the three and six months ended September 28, 2013, respectively, selling, general and administrative expenses increased 0.6% and 26.7% as compared to the same periods of fiscal 2013. The increase for the three months ended September 28, 2013 is associated with a full quarter of expenses from the whole blood acquisition. We incurred incremental costs of approximately $4.2 million associated with operating the whole blood business for the three months ended September 28, 2013. The increase for the six months ended September 28, 2013 is primarily related to a $23.0 million increase in restructuring and transformation costs due to VCC initiatives. We also incurred incremental costs of approximately $18.0 million associated with operating the whole blood business for six months as compared to two months in the prior year, of which approximately $4.4 million is amortization of acquired intangible assets.

Interest and Other Expense, Net
Interest and other expense, net, increased for the three and six months ended September 28, 2013, respectively, as compared to the same periods of fiscal 2013, primarily due to interest expense from our $475.0 million credit financing which we established in connection with the whole blood acquisition.
Income Taxes

	Three Months Ended			Six Months Ended
	September 28, 2013	September 29, 2012	% Increase/ (Decrease)	September 28, 2013	September 29, 2012	% Increase/ (Decrease)
Reported income tax rate	20.8%	23.8%	(3.0)%	25.5%	25.8%	(0.3)%

We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported tax rate is lower than the federal statutory rate in all periods as the income tax rates in the foreign jurisdictions are generally lower.

The reported tax rates for the three and six months ended September 28, 2013 were 20.8% and 25.5%. The tax rate for the three months ended September 28, 2013 is lower than the tax rate for six months ended September 28, 2013 as during the first three months of the fiscal year we recorded significant pre-tax losses in Italy associated with restructuring costs and did not record a corresponding tax benefit due to uncertainty around our ability to realize tax benefits in Italy.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 28, 2013	March 30, 2013
Cash & cash equivalents	$159,148	$179,120
Working capital	$393,893	$416,866
Current ratio	3.0	3.3
Net debt (1)	$(305,250)	$(300,974)
Days sales outstanding (DSO)	63	62
Disposable finished goods inventory turnover	4.0	4.0

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and option exercises. We believe these sources are sufficient to fund our cash requirements over the next twelve months, which are primarily payments associated with VCC initiatives, acquisition and integration activities, capital expenditure, planned principal payments under the Credit Agreement, share repurchases under programs authorized by the Board of Directors at its discretion from time to time and other investments.

VCC initiatives

We expect to record approximately $109.0 million of restructuring and transformation costs and capital expenditures during fiscal 2014 in connection with VCC initiatives and completion of the whole blood integration as presented below.

(In millions)	Total
Manufacturing network optimization	$43.0
Commercial excellence initiatives	8.0
Productivity and operational initiatives	10.0
Completion of whole blood integration	11.0
Network transformation capital	37.0
Total	$109.0

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

Debt

In connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities have a term of five years and mature on August 1, 2017. Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which include financial and negative covenants. As of September 28, 2013 all $50.0 million of the Revolving Credit Facility was available and we were in compliance with the financial covenants including Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio.

Cash Flows

	Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$42,762	$33,567	$9,195
Investing activities	(59,391)	(570,221)	510,830
Financing activities	(3,868)	494,812	(498,680)
Effect of exchange rate changes on cash and cash equivalents (1)	525	32	493
Net increase (decrease) in cash and cash equivalents	$(19,972)	$(41,810)	$21,838

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:

Operating Activities:

Net cash provided by operating activities increased by $9.2 million during the six months ended September 28, 2013 as compared to the six months ended September 29, 2012 primarily due to higher cash receipts associated with sales growth and stable collection patterns which more than offset increased expenditures from VCC initiatives and the whole blood acquisition. Additionally, initial investments in accounts receivable of approximately $20 million were required in the first six months of fiscal 2013 as existing accounts receivable was not acquired in the whole blood acquisition, negatively impacting net cash provided by operating activities in the prior year.

Investing Activities:

Net cash used in investing activities decreased by $510.8 million during the six months ended September 28, 2013 as compared to the six months ended September 29, 2012 due primarily to the $535.1 million paid for the whole blood acquisition in the prior year, of which $475 million was funded by term loan borrowings discussed above. The six months ended September 28, 2013 includes $23.1 million paid for the acquisition of Hemerus Medical LLC.

Financing Activities:

Net cash provided by financing activities decreased by $498.7 million during the six months ended September 28, 2013, as compared to the six months ended September 29, 2012 due primarily to the $475 million term loan borrowed in fiscal 2013 to finance the whole blood acquisition. We repaid $20 million of the term loan in the three months ended September 28, 2013.

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

We monitor credit and economic conditions in parts of Western Europe, particularly in Italy, where our net accounts receivable is $18.5 million and $23.4 million as of September 28, 2013 and March 30, 2013, respectively. Changing economic conditions may increase the average length of time it takes us to collect accounts receivable in certain regions within these countries.

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
Foreign Exchange
During the six months ended September 28, 2013, approximately 45.6% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in the Euro, the Japanese Yen and Australian Dollar. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos. The Yen and Euro sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen and Euro sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen or Euro, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen or Euro, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, the Canadian Dollar and Mexican Peso our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	5%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	1%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.31	3%	1.34	7%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY11	98.17	7%	94.91	10%	89.13	8%	89.78	4%
FY12	88.99	9%	85.65	10%	81.73	8%	82.45	8%
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15
British Pound - Hedge Spot Rate (US$ per GBP)
FY11	1.47	1%	1.65	15%	1.63	15%	1.59	14%
FY12	1.50	(2)%	1.54	7%	1.57	4%	1.58	1%
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.55	—
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.93	(2)%

We generally place our cash flow hedge contracts on a rolling twelve month basis

Recent Accounting Pronouncements
New pronouncements issued but not effective until after September 28, 2013 are not expected to have a material impact on financial position, results of operation or liquidity.
Standards Implemented

In July 2013 the Financial Accounting Standards Board ("FASB") issued ASU 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 amends ASC 815 to include the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have evaluated the amendments and conclude that these do not impact our financial statements as we have not entered into transactions with Fed Funds Effective Swap Rate.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note; any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended June 29, 2013.

Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated including the effects of disruption from the manufacturing transformation making it more difficult to maintain relationships with employees and timely deliver high quality products, unexpected expenses incurred during our Value Creation and Capture program, technological advances in the medical field and standards for transfusion medicine, our ability to successfully implement products that incorporate such advances and standards, demand for whole blood and blood components, product quality, market acceptance, regulatory uncertainties, the ability of our contract manufacturing vendors to timely supply high quality goods, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $10.5 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US Dollar would result in a $10.9 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of September 28, 2013 was $455.0 million with an interest rate of 1.688% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.6 million; the hedge reduces, but does not eliminate the exposure. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES
We conducted an evaluation, as of September 28, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 28, 2013. There has been no change in our internal control over financial reporting during the quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fenwal (Fresenius) Patent Litigation

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

HAEMONETICS CORPORATION
October 30, 2013	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2013	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)