Form 10-Q
period 2013-12-28
HAEMONETICS CORP
filed 2014-01-30
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: December 28, 2013
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
The number of shares of $0.01 par value common stock outstanding as of December 28, 2013:
51,888,835

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net revenues	$242,120	$247,395	$697,418	$642,048
Cost of goods sold	120,491	134,280	344,494	337,058
Gross profit	121,629	113,115	352,924	304,990
Operating expenses:
Research and development	14,209	10,588	40,364	30,823
Selling, general and administrative	89,560	86,780	277,879	235,438
Total operating expenses	103,769	97,368	318,243	266,261
Operating income	17,860	15,747	34,681	38,729
Interest and other expense, net	(2,852)	(2,542)	(8,035)	(3,518)
Income before provision for income taxes	15,008	13,205	26,646	35,211
Income tax (benefit)/expense	(1,282)	3,301	1,682	8,972
Net income	$16,290	$9,904	$24,964	$26,239

Net income per share - basic	$0.31	$0.19	$0.48	$0.51
Net income per share - diluted	$0.31	$0.19	$0.48	$0.50

Weighted average shares outstanding
Basic	51,730	51,707	51,485	51,364
Diluted	52,511	52,606	52,300	52,264

Comprehensive income	$17,289	$12,239	$24,462	$24,020
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 28, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,846	$179,120
Accounts receivable, less allowance of $1,840 at December 28, 2013 and $1,727 at March 30, 2013	149,585	170,111
Inventories, net	209,331	183,784
Deferred tax asset, net	14,178	13,782
Prepaid expenses and other current assets	52,392	50,213
Total current assets	603,332	597,010
Property, plant and equipment:
Total property, plant and equipment	676,388	632,720
Less: accumulated depreciation	(416,283)	(375,767)
Net property, plant and equipment	260,105	256,953
Other assets:
Intangible assets, less accumulated amortization of $94,341 at December 28, 2013 and $72,393 at March 30, 2013	275,287	264,388
Goodwill	337,029	330,474
Deferred tax asset, long term	1,751	1,751
Other long-term assets	10,389	11,341
Total other assets	624,456	607,954
Total assets	$1,487,893	$1,461,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$40,810	$23,150
Accounts payable	43,106	49,893
Accrued payroll and related costs	44,581	45,697
Accrued income taxes	3,247	4,053
Other liabilities	57,264	57,351
Total current liabilities	189,008	180,144
Long-term debt, net of current maturities	406,418	456,944
Long-term deferred tax liability	29,664	29,552
Other long-term liabilities	37,583	26,095
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,888,835 shares at December 28, 2013 and 51,031,563 shares at March 30, 2013	519	510
Additional paid-in capital	396,607	365,040
Retained earnings	423,163	398,199
Accumulated other comprehensive income	4,931	5,433
Total stockholders’ equity	825,220	769,182
Total liabilities and stockholders’ equity	$1,487,893	$1,461,917

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 28, 2013	December 29, 2012
Cash Flows from Operating Activities:
Net income	$24,964	$26,239
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	59,063	46,741
Amortization of financing costs	1,170	452
Stock compensation expense	9,664	7,931
Purchase of in-process R&D	3,569	—
Asset write downs and loss on sale of property, plant and equipment	2,212	472
Unrealized loss from hedging activities	351	617
Contingent consideration expense	1,182	—
Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	20,432	(32,165)
Increase in inventories	(24,627)	(12,732)
Increase in prepaid income taxes	(2,124)	(1,673)
Decrease/(increase) in other assets and other liabilities	5,219	(4,489)
Tax benefit of exercise of stock options	2,906	3,905
(Decrease)/Increase in accounts payable and accrued expenses	(15,928)	22,234
Net cash provided by operating activities	88,053	57,532
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(43,721)	(49,685)
Proceeds from sale of property, plant and equipment	197	1,290
Acquisition of Whole Blood Business	—	(535,144)
Acquisition of Hemerus	(23,124)	(1,000)
Other acquisitions and investments	(8,374)	—
Net cash used in investing activities	(75,022)	(584,539)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(715)	(658)
Net (decrease)/increase in short-term loans	(4,426)	4,557
Term loan borrowing	—	475,000
Repayment of term loan borrowings	(28,531)	—
Debt issuance costs	—	(5,461)
Proceeds from employee stock purchase plan	5,229	4,142
Proceeds from exercise of stock options	11,699	28,342
Excess tax benefit on exercise of stock options	2,076	3,158
Share repurchase	—	(18,042)
Net cash (used in)/provided by financing activities	(14,668)	491,038
Effect of exchange rates on cash and cash equivalents	363	289
Net Decrease in Cash and Cash Equivalents	(1,274)	(35,680)
Cash and Cash Equivalents at Beginning of Period	179,120	228,861
Cash and Cash Equivalents at End of Period	$177,846	$193,181
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$7,967	$19,606
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,973	$4,020
Income taxes paid	$4,093	$8,900
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2014, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 30, 2013.
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

2. RECENT ACCOUNTING PRONOUNCEMENTS
New pronouncements issued but not effective until after December 28, 2013 are not expected to have a material impact on financial position, results of operation or liquidity.
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

The preliminary purchase price allocation is as follows:

Asset class	Amounts Recognized as of December 28, 2013
Acquired technology	$22,800
Trade name	1,900
Customer relationship	600
Goodwill	6,425
Fair value of net assets acquired	$31,725

The preliminary fair value of the acquired assets is reflected in the consolidated balance sheets.

The purchase price allocation was revised from the preliminary allocation as of September 28, 2013 as follows: intangible assets increased by $4.9 million, which included trade names and customer relationships for the amounts presented, goodwill decreased by $3.9 million and contingent consideration as of the acquisition date increased by $1.0 million. Goodwill represents the excess of the purchase price over the fair value of the net assets. Goodwill of $6.4 million primarily represents future economic benefits expected to arise from the work force and synergies expected to be gained from the integration of SOLX into our whole blood products. Prior to the acquisition, we had not conducted any business with Hemerus.

Contingent consideration

As described above, we will pay the sellers of Hemerus assets up to $14.0 million based on future sales of SOLX. We recognized a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We will revalue this liability each reporting period and record necessary changes in the fair value in our consolidated statements of operations. As of December 28, 2013, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay related to future SOLX sales is $14.0 million. Additionally we will pay $3.0 million upon FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing.

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

	Three Months Ended
(In thousands, except per share amounts)	December 28, 2013	December 29, 2012
Basic EPS
Net income	$16,290	$9,904
Weighted average shares	51,730	51,707
Basic income per share	$0.31	$0.19
Diluted EPS
Net income	$16,290	$9,904
Basic weighted average shares	51,730	51,707
Net effect of common stock equivalents	781	899
Diluted weighted average shares	52,511	52,606
Diluted income per share	$0.31	$0.19

	Nine Months Ended
(In thousands, except per share amounts)	December 28, 2013	December 29, 2012
Basic EPS
Net income	$24,964	$26,239
Weighted average shares	51,485	51,364
Basic income per share	$0.48	$0.51
Diluted EPS
Net income	$24,964	$26,239
Basic weighted average shares	51,485	51,364
Net effect of common stock equivalents	815	900
Diluted weighted average shares	52,300	52,264
Diluted income per share	$0.48	$0.50

Weighted average shares outstanding, assuming dilution, excludes the impact of 1.3 million and 0.9 million shares for the three and nine months ended December 28, 2013 respectively and 0.7 million and 0.4 million for the three and nine months ended December 29, 2012, respectively, because these securities were anti-dilutive during the noted periods.

5. STOCK-BASED COMPENSATION
Stock-based compensation expense of $9.7 million and $7.9 million were recognized for the nine months ended December 28, 2013 and December 29, 2012, respectively. The related income tax benefit recognized was $3.2 million and $2.5 million for the nine months ended December 28, 2013 and December 29, 2012, respectively.

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

The weighted average fair value for our options granted was $10.17 and $9.76 for the nine months ended December 28, 2013 and December 29, 2012, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Nine Months Ended
	December 28, 2013	December 29, 2012
Stock Options Black-Scholes assumptions (weighted average):
Volatility	22.79%	26.94%
Expected life (years)	4.9	5.0
Risk-free interest rate	1.30%	0.72%
Dividend yield	—%	—%
During the nine months ended December 28, 2013 and December 29, 2012, there were 156,224 and 150,763 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $32.77 and $27.47 per share, respectively.

6. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012
Warranty accrual as of the beginning of the period	$673	$796
Warranty provision	1,214	884
Warranty spending	(1,178)	(1,076)
Warranty accrual as of the end of the period	$709	$604

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(In thousands)	December 28, 2013	March 30, 2013
Raw materials	$80,438	$70,716
Work-in-process	6,595	7,829
Finished goods	122,298	105,239
	$209,331	$183,784

8. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the nine months ended December 28, 2013, approximately 46.3% of our sales were generated outside the U.S. generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, British Pound Sterling, Australian Dollar, Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of December 28, 2013 and March 30, 2013 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $155.9 million as of December 28, 2013 and $133.3 million as of March 30, 2013.

During the nine months ended December 28, 2013, a $5.0 million gain related to foreign exchange hedge contracts, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $2.0 million, net of tax, for the nine months ended December 29, 2012. At December 28, 2013, gains of $4.8 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of December 28, 2013 mature within twelve months.

Non-designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $72.6 million as of December 28, 2013 and $65.6 million as of March 30, 2013.
Interest Rate Swaps

On August 1, 2012, we entered into a credit agreement which provided for a $475.0 million term loan (“Credit Agreement”). Under the terms of this Credit Agreement, we may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, we have chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow us to borrow in multiple tranches. At the end of three months ended December 28, 2013 we had three tranches outstanding, each based on Adjusted LIBOR.

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
On December 21, 2012, we entered into two interest rate swap agreements ("The Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional amount of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated The Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the nine months ended December 28, 2013, a gain of $0.2 million, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income and comprehensive income for the nine months ended December 28, 2013.

Derivative Instruments	Amount of Gain/(Loss) Recognized in AOCI (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain/(Loss) Excluded from Effectiveness Testing (*)	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$5,034	$7,114	Net revenues, COGS, and SG&A	$48	Interest and other expense, net
Non-designated foreign currency hedge contracts				(169)	Interest and other expense, net
Designated interest rate swaps, net of tax	$249	$(891)	Interest and other expense, net	$—
(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of December 28, 2013 or March 30, 2013.

As of December 28, 2013, the amount recognized as deferred tax for designated foreign currency was $0.4 million and the amount recognized as deferred tax for interest rate swap hedges was $0.4 million.

ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 28, 2013, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of December 28, 2013 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(In thousands)	Location in Balance Sheet	December 28, 2013	March 30, 2013
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$4,826	$7,030
Designated interest rate swaps	Other current assets	1,194	—
		$6,020	$7,030
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,153	$954
Designated interest rate swaps	Other current liabilities	—	671
		$1,153	$1,625
Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the nine months ended December 28, 2013, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 28, 2013:

(In thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$129,015	$—	$—	$129,015
Designated foreign currency hedge contracts	—	4,826	—	4,826
Designated interest rate swap	—	1,194	—	1,194
	$129,015	$6,020	$—	$135,035
Liabilities
Designated foreign currency hedge contracts	$—	$1,153	$—	$1,153
Contingent consideration	—	—	8,783	8,783
	$—	$1,153	$8,783	$9,936
A description of the methods used to determine the fair value of the Level 3 liabilities is included within Note 3, Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the quarter ended December 28, 2013.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Contingent consideration as of acquisition date	7,600
Fair value adjustment	567
Contingent consideration interest expense	616
Ending balance	$8,783

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

The reported tax rates for the three and nine months ended December 28, 2013 were a benefit of 8.5% and an expense of 6.3%, as compared to an expense of 25.0% and 25.5% for the three and nine months ended December 29, 2012, respectively. Our reported tax rates are lower than the prior fiscal year periods due to lower income in the United States and the release of certain previously established reserves in connection with the closure of certain tax statutes. Income in the United States is lower than the prior fiscal year periods due to significant restructuring and other costs associated with our transformation activities and a deduction available associated with certain intercompany financing to our subsidiary in Italy. We recorded a tax benefit for the three months ended December 28, 2013 as the benefits from the release of previously established reserves and the intercompany financing with Italy were recorded during this period.

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

Revenues from External Customers:

	Three Months Ended
(In thousands)	December 28, 2013	December 29, 2012
Disposable revenues
Plasma disposables	$76,698	$68,102
Blood center disposables
Platelet	43,447	45,139
Red cell	9,869	11,752
Whole blood	47,342	54,894
	100,658	111,785
Hospital disposables
Surgical	16,807	18,900
OrthoPAT	6,392	7,090
Diagnostics	8,565	6,761
	31,764	32,751
Total disposables revenue	209,120	212,638

Software solutions	17,603	16,008
Equipment & other	15,397	18,749
Net revenues	$242,120	$247,395

	Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012
Disposable revenues
Plasma disposables	$217,768	$200,657
Blood center disposables
Platelet	117,778	125,579
Red cell	30,098	35,738
Whole blood	145,879	83,514
	293,755	244,831
Hospital disposables
Surgical	49,247	55,965
OrthoPAT	18,973	22,276
Diagnostics	24,144	20,196
	92,364	98,437
Total disposables revenue	603,887	543,925

Software solutions	51,469	51,354
Equipment & other	42,062	46,769
Net revenues	$697,418	$642,048

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

For the nine months ended December 28, 2013, we incurred $40.8 million of restructuring and restructuring related charges of which approximately $16.0 million has been paid to date and approximately $14.4 million is payable within the next twelve months. The substantial majority of restructuring expenses have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

The following summarizes the restructuring activity for the nine months ended December 28, 2013 and December 29, 2012:

	Nine Months Ended December 28, 2013
(In thousands)	Restructuring Accrual Balance at March 30, 2013	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at December 28, 2013
Severance and other employee costs	$3,089	$28,189	$(9,690)	$—	$21,588
Other costs	173	9,905	(9,566)	—	512
Accelerated depreciation	—	1,757	—	(1,757)	—
Asset write-down	—	915	—	(915)	—
Total	$3,262	$40,766	$(19,256)	$(2,672)	$22,100

	Nine Months Ended December 29, 2012
(in thousands)	Restructuring Accrual Balance at March 31, 2012	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at December 29, 2012
Severance and other employee costs	$1,461	$4,807	$(3,682)	$—	$2,586
Other costs	533	418	(741)	—	210
Total	$1,994	$5,225	$(4,423)	$—	$2,796

We are deploying significant financial resources for these activities.  Many of the activities necessary to complete the VCC initiatives include severance and other costs which qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations.  We anticipate we will incur approximately $71.0 million in severance, asset write-offs and other restructuring charges as well as other “Transformation Costs” related to VCC initiatives in fiscal 2014.  The majority of these costs relates to the discontinuation of manufacturing activities in Braintree, Massachusetts and Ascoli-Piceno, Italy, and will be incurred in the current fiscal year.

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

The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and interest and other expense in our statement of income and comprehensive income for the periods presented. The majority of expenses recorded as Transformation Costs in the prior year relate to the integration of Pall's transfusion medicine business, which was purchased for $535.1 million in August 2012. Transformation Costs in the current year are associated with our VCC initiatives as well as completion of the integration of Pall’s transfusion medicine business. We anticipate that we will incur approximately $82.0 million in total restructuring and transformation expenses related to VCC initiatives and completion of whole blood integration activities in fiscal 2014 of which $72 million is payable in cash.

Transformation costs	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Integration and other costs	$6,306	$22,138	$26,389	$49,963
Accelerated depreciation	653	—	1,938	—
Asset disposal	36	—	796	—
Total	$6,995	$22,138	$29,123	$49,963

Restructuring costs	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Severance and other employee costs	$5,348	$2,737	$28,189	$4,807
Other costs	4,588	209	9,905	418
Accelerated depreciation	569	—	1,757	—
Asset disposal	—	—	915	—
Total	$10,505	$2,946	$40,766	$5,225

Total restructuring and transformation	$17,500	$25,084	$69,889	$55,188

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
We capitalized $3.4 million and $4.7 million in software development costs for ongoing initiatives during the nine months ended December 28, 2013 and December 29, 2012, respectively. At December 28, 2013 and March 30, 2013, we have a total of $23.4 million and $20.0 million, respectively, of costs capitalized related to in-process software development initiatives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment annually.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll-forward of the components of Accumulated Other Comprehensive Income, net of tax, for the nine months ended December 28, 2013:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total

Balance as of March 30, 2013	$4,133	$(5,073)	$6,373	$5,433
Other comprehensive income before reclassifications	438	—	5,283	5,721
Amounts reclassified from Accumulated Other Comprehensive Income	—	—	(6,223)	(6,223)
Net current period other comprehensive income	438	—	(940)	(502)
Balance as of December 28, 2013	$4,571	$(5,073)	$5,433	$4,931

The details about the amount reclassified from Accumulated other comprehensive income for the nine months ended December 28, 2013 are as follows:

(In thousands)	Amounts Reclassified from Other Comprehensive Income	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Realized net gain on derivatives	$6,610	Revenue, cost of goods sold, income/(expense)
Income tax effect	(387)	Provision for income taxes
Net of taxes	$6,223

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

Blood and its components (plasma, platelets, and red cells) have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into pharmaceuticals to treat a variety of illnesses and hereditary disorders such as hemophilia. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets treat cancer patients undergoing chemotherapy. Blood is essential to a modern healthcare system.

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

Changes in Blood Management

Blood management is an approach to optimizing the care of patients that may need a transfusion that includes a wide range of practices and protocols which influence the need for, and use of, blood products in hospitals. As previously disclosed, adoption of blood management practices by hospitals, particularly in the United States, is gaining momentum. Blood management efforts can reduce the demand for red cells, which in turn can reduce the demand for our red cell and whole blood collection products. We believe the decline in U.S. blood center collections will be approximately 8% to 10% annually for our present fiscal year 2014 and next year fiscal 2015.

Blood management practices have also increased the utilization of tranexamic acid. Tranexamic acid is used to treat and prevent post-operative bleeding in orthopedic surgeries, particularly hip and knee replacements. The use of this low cost, generic drug has expanded rapidly in an environment of greater blood management focus. We have been monitoring this trend and believe tranexamic acid is used in at least 30% of total hip and knee replacements in the United States and that broader adoption is likely. This expanded adoption of tranexamic acid is contributing to the aforementioned reduced demand for red cells and is reducing the demand for orthopedic cell salvage.

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

Our disposables revenue stream includes the sales of manual collection and filtration systems, device disposables and fees for the use of our equipment, which accounted for approximately 86.6% and 84.7% of our total revenues for the nine months ended December 28, 2013 and December 29, 2012, respectively.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)
Net revenues	$242,120	$247,395	(2.1)%	$697,418	$642,048	8.6%
Gross profit	$121,629	$113,115	7.5%	$352,924	$304,990	15.7%
% of net revenues	50.2%	45.7%		50.6%	47.5%
Operating expenses	$103,769	$97,368	6.6%	$318,243	$266,261	19.5%
Operating income	$17,860	$15,747	13.4%	$34,681	$38,729	(10.5)%
% of net revenues	7.4%	6.4%		5.0%	6.0%
Interest and other expense, net	$(2,852)	$(2,542)	12.2%	$(8,035)	$(3,518)	128.4%
Income before taxes	$15,008	$13,205	13.7%	$26,646	$35,211	(24.3)%
Income tax (benefit)/expense	$(1,282)	$3,301	(138.8)%	$1,682	$8,972	(81.3)%
% of pre-tax income	(8.5)%	25.0%		6.3%	25.5%
Net income	$16,290	$9,904	64.5%	$24,964	$26,239	(4.9)%
% of net revenues	6.7%	4.0%		3.6%	4.1%
Earnings per share-diluted	$0.31	$0.19	63.2%	$0.48	$0.50	(4.0)%
Net revenues decreased 2.1% and increased 8.6% for the three and nine months ended December 28, 2013, as compared to the same periods of fiscal 2013. Without the effects of foreign exchange, net revenues decreased 0.3% and increased 10.4% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Revenue increased due to a full period of sales from the whole blood business acquired August 1, 2012 as compared to five months of sales in the prior year, as well as growth in our plasma and diagnostics disposable products. These increases were partially offset by declines across other product lines for the three and nine months ended December 28, 2013.
Operating income increased 13.4% and decreased 10.5% for the three and nine months ended December 28, 2013, respectively as compared to the same periods of fiscal 2013. Without the effects of foreign exchange, operating income increased 33.1% and 2.0% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Operating income increased for the three months ended December 28, 2013 due primarily to improved gross margin performance.
Operating income decreased for the nine months ended December 28, 2013 as increases in gross profit were more than offset by higher restructuring and transformation expenses and other operating expense growth associated with the whole blood acquisition. Restructuring and transformation expenses were $17.5 million and $69.9 million for the three and nine months ended December 28, 2013, as compared to $25.1 million and $55.2 million for the comparative prior year periods.

Restructuring and transformation expenses in fiscal 2014 are primarily associated with VCC initiatives, and in fiscal 2013 were primarily associated with the acquisition and integration of the whole blood business.

Net income increased 64.5% and decreased 4.9% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effects of foreign exchange, net income increased 71.6% and decreased 1.5% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. The net income changes are attributable to the changes described in operating income above, and the recognition of a tax benefit in the three months ended December 28, 2013.

RESULTS OF OPERATIONS
International Operations and the Impact of Foreign Exchange

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)
United States	$126,752	$125,362	1.1%	$374,559	$324,755	15.3%
International	115,368	122,033	(5.5)%	322,859	317,293	1.8%
Net revenues	$242,120	$247,395	(2.1)%	$697,418	$642,048	8.6%
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents.
Our revenues generated outside the U.S. approximated 46.3% of total net revenues for the nine months ended December 28, 2013. International sales are generally conducted in local currencies, primarily the Japanese Yen, the Euro and Australian Dollar. Our revenues are impacted by changes in the value of the Yen, the Euro and the Australian Dollar relative to the U.S. Dollar.
Changes in foreign exchange rates contributed to a reduction in operating income of approximately 20% and 12% for the three and nine months ended December 28, 2013, respectively.  The primary reason is the relative weakness in the Japanese Yen to the US Dollar.  We expect this relative weakness to continue to negatively impact operating income for the balance of fiscal 2014 and into fiscal 2015, as we have placed foreign currency hedges for those periods.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)
Disposables	$209,120	$212,638	(1.7)%	$603,887	$543,925	11.0%
Software solutions	17,603	16,008	10.0%	51,469	51,354	0.2%
Equipment & other	15,397	18,749	(17.9)%	42,062	46,769	(10.1)%
Net revenues	$242,120	$247,395	(2.1)%	$697,418	$642,048	8.6%

Disposable Revenues by Product Type

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)
Plasma disposables	$76,698	$68,102	12.6%	$217,768	$200,657	8.5%
Blood center disposables
Platelet	43,447	45,139	(3.7)%	117,778	125,579	(6.2)%
Red cell	9,869	11,752	(16.0)%	30,098	35,738	(15.8)%
Whole blood	47,342	54,894	(13.8)%	145,879	83,514	74.7%
	100,658	111,785	(10.0)%	293,755	244,831	20.0%
Hospital disposables
Surgical	16,807	18,900	(11.1)%	49,247	55,965	(12.0)%
OrthoPAT	6,392	7,090	(9.8)%	18,973	22,276	(14.8)%
Diagnostics	8,565	6,761	26.7%	24,144	20,196	19.5%
	31,764	32,751	(3.0)%	92,364	98,437	(6.2)%
Total disposables revenue	$209,120	$212,638	(1.7)%	$603,887	$543,925	11.0%

Disposables
Disposables revenue decreased 1.7% and increased 11.0% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, disposables revenue was essentially unchanged and increased 13.0% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013, driven primarily by revenue from the whole blood acquisition and growth in plasma and diagnostics.
Plasma
Plasma disposables revenue increased 12.6% and 8.5% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, plasma revenue increased 14.4% and 10.5% for the three and nine months ended December 28, 2013, as compared to the same periods of fiscal 2013. Plasma revenue increased due to higher volumes in the United States and the transition to a direct sales model in Australia and New Zealand. We recently completed multi-year extensions to our agreements with certain commercial plasma customers. Approximately 80% of our current commercial plasma revenues are under agreement through the third quarter of fiscal 2019 with these contract extensions.
Blood Center
Blood center consists of disposables used to collect platelets, red cells and whole blood.
Platelet disposables revenue decreased 3.7% and 6.2% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, platelet disposable revenue decreased 0.1% and 2.4% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013, due primarily to lower revenues in Canada and lower revenues in emerging markets associated with order timing and reductions of distributor inventory levels over the first half of fiscal 2014. In the most recent quarter platelet revenue in distribution markets returned to growth.

Sales to U.S. blood centers represent over 70% of our total red cell and whole blood disposable revenue.  The demand for these disposable products in the U.S. has recently declined due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols.  We believe the decline in U.S. blood center collections will be approximately 8% to 10% per year for fiscal 2014 and fiscal 2015, and accordingly will continue to negatively impact red cell and whole blood revenue during these periods.

Additionally, in response to this trend, our U.S. blood center customers are taking actions to improve efficiencies and reduce operating costs, including consolidation amongst blood centers, formation of purchasing affiliations, and focusing on direct supplier costs via vendor consolidation and other means.  Large U.S. blood collector groups are currently pursuing single source contracts for whole blood collection products which will require reductions in average selling prices in order to retain or increase U.S. market share. In the three months ended December 28, 2013, we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance LLC with certain whole blood collection components on an exclusive basis during the calendar years 2014-2016. The agreement is not expected to have a material impact on fiscal 2014 revenue or earnings, but will negatively impact fiscal 2015 gross margins based on reductions in average selling prices as anticipated. Another major U.S. whole blood tender remains in process and is expected to be awarded early in calendar 2014. Price reductions will be required to be awarded this tender. If we are not awarded this tender, it will result in a reduction in whole blood revenue in fiscal 2015.

Red cell disposables revenue decreased 16.0% and 15.8% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, red cell disposables revenue decreased 15.7% and 15.2% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013, due to a combination of competitive challenges and reductions in blood collections in the U.S. as discussed above. Additionally, favorable order timing in the three months ended March 30, 2013 had a negative impact on sales in the first three months of fiscal 2014.

Whole blood revenue decreased 13.8% and increased 74.7% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, whole blood revenue decreased 13.5% and increased 73.7% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Revenue for the three months ended December 28, 2013 decreased due to the reductions in the U.S. collection market noted above and the impact of a previously announced loss of a European tender. Revenue for the nine months ended December 28, 2013 increased due to a full period of sales from the whole blood business acquired August 1, 2012 as compared to five months of sales in the prior year period, partially offset by the negative impact of the U.S. collection market and European tender loss noted.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 11.1% and 12.0% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, surgical disposables revenue decreased 7.8% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013, due to the return to the market of a competitor with aggressive pricing whose operations were limited by a natural disaster in the prior year, and by a reduction in demand for surgical procedures.
Revenues from our OrthoPAT disposables decreased 9.8% and 14.8% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 7.6% and 11.9% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013, as better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss have lessened hospital use of OrthoPAT disposables.
Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenues from our diagnostics products increased 26.7% and 19.5% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, diagnostics product revenues increased 24.3% and 18.3% for the three and nine months ended December 28, 2013, respectively, as compared to the same period of fiscal 2013. The revenue increase is due to continued adoption of our TEG analyzer, principally in the U.S. and China.
Software Solutions
Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues increased 10.0% and 0.2% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, software revenues increased 9.2% and decreased 0.3% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Software revenue was essentially flat in the nine months ended December 28, 2013, as increases in hospital software revenue were offset by lower hosting fees associated with a large commercial plasma customer.

Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues decreased 17.9% and 10.1% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, equipment and other revenues decreased 13.6% and 7.8% for the three and nine months ended December 28, 2013, respectively, as compared to the same period of fiscal 2013. The decline in revenue for the nine months ended December 28, 2013 is due primarily to benefits in the prior year from a competitor whose operations were limited by a natural disaster and the successful launch of the Cell Saver Elite. The decline in revenue for the three months ended December 28, 2013 also included the impact of equipment order timing in Japan.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)
Gross profit	$121,629	$113,115	7.5%	$352,924	$304,990	15.7%
% of net revenues	50.2%	45.7%		50.6%	47.5%
Gross profit increased 7.5% and 15.7% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. Without the effect of foreign exchange, gross profit increased 10.4% and 18.2% for the three and nine months ended December 28, 2013, as compared to the same periods of fiscal 2013. The gross profit margin increased by 450 and 310 basis points for the three and nine months ended December 28, 2013 respectively as compared to the same three month periods of fiscal 2013. The increase in gross profit margin in both the three and nine months ended December 28, 2013 is primarily driven by lower whole blood related inventory charges. In the prior fiscal year we recorded inventory reserves associated with the removal of certain whole blood collection sets from inventory based on a quality matter detected in the third quarter of fiscal 2013. We also recorded significant inventory step-up charges in the prior year related to acquired whole blood inventory. Improvements to reported gross margin excluding the inventory adjustments noted also included the positive impact of customer mix within whole blood and plasma disposable sales during the three months ended December 28, 2013 and improvements in manufacturing efficiencies for the nine months ended December 28, 2013.
The aforementioned reductions in average selling prices in the North America whole blood market will negatively impact fiscal 2015 gross margins.
Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)	December 28, 2013	December 29, 2012	% Increase/ (Decrease)
Research and development	$14,209	$10,588	34.2%	$40,364	$30,823	31.0%
% of net revenues	5.9%	4.3%		5.8%	4.8%
Selling, general and administrative	$89,560	$86,780	3.2%	$277,879	$235,438	18.0%
% of net revenues	37.0%	35.1%		39.8%	36.7%
Total operating expenses	$103,769	$97,368	6.6%	$318,243	$266,261	19.5%
% of net revenues	42.9%	39.4%		45.6%	41.5%
Research and Development
Research and development expenses increased 34.2% and 31.0% for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013. The nine months ended December 28, 2013 includes a $3.6 million in-process research and development charge related to the acquisition of certain technology and manufacturing rights to be used in a next generation device. Other increases are primarily due to additional staff and program spending related to the Hemerus and whole blood acquisitions, new research initiatives and development programs.

Selling, General and Administrative
During the three and nine months ended December 28, 2013, respectively, selling, general and administrative expenses increased 3.2% and 18.0% as compared to the same periods of fiscal 2013. The increase for the three months ended December 28, 2013 was due primarily to increases in selling expenses in emerging markets. The increase for the nine months ended December 28, 2013 is primarily related to a $23.0 million increase in restructuring and transformation costs due to VCC initiatives. We also incurred incremental costs of approximately $14.0 million associated with operating the whole blood business for nine months as compared to five months in the prior year, of which approximately $6.1 million is amortization of acquired intangible assets.

Interest and Other Expense, Net
Interest and other expense, net, increased for the three and nine months ended December 28, 2013, respectively, as compared to the same periods of fiscal 2013, primarily due to interest expense from our term loan established in connection with the whole blood acquisition. The effective interest rate on total debt outstanding for the nine months ended December 28, 2013 is approximately 2.0%.
Income Taxes

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Reported income tax rate	(8.5)%	25.0%	6.3%	25.5%

We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported tax rate is lower than the federal statutory rate in all periods as the income tax rates in the foreign jurisdictions are generally lower.

The reported tax rates for the three and nine months ended December 28, 2013 were a benefit of 8.5% and expense of 6.3% provision. Our reported tax rates are lower than the prior fiscal year periods due to lower income in the United States and the release of certain previously established reserves in connection with the closure of certain tax statutes. Income in the United States is lower than the prior fiscal year periods due to significant restructuring and other costs associated with our transformation activities and a deduction available associated with certain intercompany financing to our subsidiary in Italy. We recorded a tax benefit for the three months ended December 28, 2013 as the benefits from the release of previously established reserves and the intercompany financing with Italy were recorded during this period.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 28, 2013	March 30, 2013
Cash & cash equivalents	$177,846	$179,120
Working capital	$414,324	$416,866
Current ratio	3.2	3.3
Net debt (1)	$(269,382)	$(300,974)
Days sales outstanding (DSO)	56	62
Disposable finished goods inventory turnover	4.4	4.0

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

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

VCC initiatives

We expect to record approximately $100.0 million of cash restructuring and transformation costs and capital expenditures during fiscal 2014 in connection with VCC initiatives and completion of the whole blood integration as presented below.

(In millions)	Total
Manufacturing network optimization	$43.0
Commercial excellence initiatives	8.0
Productivity and operational initiatives	10.0
Completion of whole blood integration	11.0
Network transformation capital	28.0
Total	$100.0

Through the nine months ended December 28, 2013, we paid approximately $45 million of cash restructuring, transformation costs and capital expenditures related to these initiatives. These costs consist principally of severance and other employee related costs, product line transfer costs including relocation and validation, as well as redundant overhead and inefficiencies during the transfer period. The management and execution will require a dedicated team of program managers, engineers, regulatory and quality professionals, the cost of which is included in these estimates. Network transformation capital will be used to expand our existing Tijuana, Mexico facility and construct a new facility in Penang, Malaysia.

Debt

In connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities have a term of five years and mature on August 1, 2017. Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which include financial and negative covenants. As of December 28, 2013 all $50.0 million of the Revolving Credit Facility was available and we were in compliance with the financial covenants including Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio.

Cash Flows

	Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$88,053	$57,532	$30,521
Investing activities	(75,022)	(584,539)	509,517
Financing activities	(14,668)	491,038	(505,706)
Effect of exchange rate changes on cash and cash equivalents (1)	363	289	74
Net increase (decrease) in cash and cash equivalents	$(1,274)	$(35,680)	$34,406

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Cash Flow Overview:

Operating Activities:

Net cash provided by operating activities increased by $30.5 million during the nine months ended December 28, 2013 as compared to the nine months ended December 29, 2012 primarily due to higher cash receipts associated with strong collections which more than offset increased expenditures for inventory. Additionally, initial investments in accounts receivable of approximately $20 million were required in the first nine months of fiscal 2013 as existing accounts receivable was not acquired in the whole blood acquisition, negatively impacting net cash provided by operating activities in the prior year.

Investing Activities:

Net cash used in investing activities decreased by $509.5 million during the nine months ended December 28, 2013 as compared to the nine months ended December 29, 2012 due primarily to the $535.1 million paid for the whole blood acquisition in the prior year, of which $475 million was funded by term loan borrowings discussed above. The nine months ended December 28, 2013 includes $23.1 million paid for the acquisition of Hemerus Medical LLC.

Financing Activities:

Net cash provided by financing activities decreased by $505.7 million during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012 due primarily to the $475 million term loan borrowed in fiscal 2013 to finance the whole blood acquisition of which $29 million has been repaid.

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
Foreign Exchange
During the nine months ended December 28, 2013, approximately 46.3% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in the Euro, the Japanese Yen and Australian Dollar. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos. The Yen, Euro and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro or Australian Dollar, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, the Canadian Dollar and Mexican Peso our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Euro - Hedge Spot Rate (US$ per Euro)
FY11	1.36	(13)%	1.41	(5)%	1.43	8%	1.35	5%
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	1%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.31	3%	1.34	7%	1.35	5%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY11	98.17	7%	94.91	10%	89.13	8%	89.78	4%
FY12	88.99	9%	85.65	10%	81.73	8%	82.45	8%
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY11	1.10	(4)%	1.09	(3)%	1.07	(4)%	1.03	(6)%
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%

British Pound - Hedge Spot Rate (US$ per GBP)
FY11	1.47	1%	1.65	15%	1.63	15%	1.59	14%
FY12	1.50	(2)%	1.54	7%	1.57	4%	1.58	1%
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	1%	1.62	(7)%	1.64	(6)%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY11			1.05		1.04		1.05
FY12	1.05		1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.91	(1)%

We generally place our cash flow hedge contracts on a rolling twelve month basis

Recent Accounting Pronouncements
New pronouncements issued but not effective until after December 28, 2013 are not expected to have a material impact on financial position, results of operation or liquidity.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure relative to market risk is due to foreign exchange risk and interest rate risk.
Foreign Exchange Risk
See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes.
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $10.0 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US Dollar would result in a $10.4 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of December 28, 2013 was $446.5 million with an interest rate of 1.5625% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.5 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES
We conducted an evaluation, as of December 28, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 28, 2013. There has been no change in our internal control over financial reporting during the quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HAEMONETICS CORPORATION
January 30, 2014	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

January 30, 2014	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)