Form 10-K
period 2014-03-29
HAEMONETICS CORP
filed 2014-05-22
CIK 313143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $2,058,543,720 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of April 26, 2014 was 52,053,753.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 23, 2014 are incorporated by reference in Part III of this report.

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

Haemonetics is committed to helping our customers create and maintain a safe and efficient blood supply chain. Specifically, we develop and market a wide range of systems used with plasma and blood donors that collect and process blood into its components using both manual and automated methods. We also develop and market a variety of systems to hospitals that automate the cleaning and reinfusion of a surgical patient's own blood, automate the tracking and distribution of blood in the hospital, and enhance blood diagnostics. We also sell information technology platforms to promote efficient and compliant operations for all of our customer groups. Finally, we provide consulting services to reduce costs and improve operating efficiencies in blood management. By better understanding our customers' needs, we are creating comprehensive blood management solutions for blood collectors and healthcare systems in more than 100 countries around the world.

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

In 2012, we entered the market for manual whole blood collections with the acquisition of Pall Corporation’s blood collection, filtration and processing product lines and the business assets of Hemerus Medical, LLC, a company that develops innovative technologies for the collection of whole blood and processing and storage of blood components, including SOLX storage solutions. We paid $535.2 million in cash consideration for the Pall assets after post-closing adjustments for working capital and historical earnings levels. The acquisition was funded utilizing $475.0 million of loans and the remainder from cash on hand. We paid $24.1 million for the Hemerus assets and may pay an additional $3.0 million contingent upon receipt of an FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing. Additionally, up to $14.0 million may be paid dependent on future sales levels of SOLX-based products. We refer to these recently acquired businesses as the whole blood product line. These acquisitions provide access to the manual collection and whole blood markets and provide scope for introduction of automated solutions into those markets.

Market and Products

Product Lines
We serve three markets: manufacturers of plasma derived pharmaceuticals, blood collectors, and hospitals. We report revenues for multiple product lines under four global product categories: Plasma, Blood Center, Hospital, and Software Solutions. “Plasma” includes plasma collection devices and consumables. “Blood Center” includes blood collection and processing devices and consumables. “Hospital” includes surgical blood salvage and blood demand diagnostic devices and consumables. “Software Solutions” includes information technology platforms and consulting services provided to all three markets. Although we address our customers' needs through multiple product lines, we manage our business as five operating segments based primarily on geography; North America Plasma, North America Blood Center and Hospital, Europe, Asia Pacific and Japan. However, for financial reporting purposes we aggregate our five operating segments into one reportable segment. Our chief operating decision maker ("CODM") principally uses consolidated financial results to make operating and strategic decisions. Design and manufacturing processes, as well as economic characteristics and the regulatory environment in which we operate, are largely the same for all operating segments.
The financial information required for segments is included herein in Note 15 of the financial statements, entitled Segment Information.

•	Plasma
The Plasma Collection Market for Fractionation — Human plasma is collected and processed by bio-pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of immune diseases and coagulation disorders. While plasma is also used to aid patients with extreme blood loss, such as trauma victims, bio-pharmaceutical companies solely focus on plasma's pharmaceutical uses. Automated plasma collection technology allows for the safe and efficient collection of plasma. We manufacture and market plasma collection devices and respective disposables, but do not make plasma-derived pharmaceuticals.
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
Our plasma disposables product line represented 31.1%, 30.1%, and 35.5% of our total revenue in fiscal 2014, 2013 and 2012, respectively.

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

The demand for blood varies across the world. While overall we expect total demand to remain stable, demand in individual markets can vary greatly. Highly populated emerging market countries are seeing demand growth as they expand healthcare coverage. As greater numbers of people gain access to more advanced medical treatment, demand for blood components, plasma-derived drugs, and surgical procedures increases. In more mature markets, the development of less invasive, lower blood loss procedures and better blood management has offset the demand increases from aging populations. This is particularly true in the United States, where we expect to see collections decline by approximately 10% in fiscal 2015.

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
We market the MCS® (Multicomponent Collection System) brand apheresis equipment which is designed to collect specific blood components integrated from the donor. Utilizing the MCS® automated platelet collection protocols, blood centers collect one or more therapeutic “doses” of platelets during a single donation. The MCS® two-unit protocol or double red cell collection device helps blood collectors optimize the collection of red cells by automating the blood separation function, eliminating the need for laboratory processing, and enabling the collection of two units of red cells from a single donor thus maximizing the amount of red cells collected per eligible donor and helping to mitigate red cell shortages in countries where this problem exists. Blood collectors can also use the MCS® system to collect one unit of red cells and a "jumbo" (double) unit of plasma, or one unit of red cells and one unit of platelets from a single donor. The MCS® plasma protocol provides the possibility to collect 600-800ml of plasma for transfusion to patients or for pharmaceutical industry use completes the comprehensive portfolio of different blood component collection options on this device.
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
Our blood center disposables product line represented 41.5%, 40.1%, and 29.7% of our total revenue in fiscal 2014, 2013 and 2012, respectively.

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

Our TEG® Thrombelastograph Hemostasis Analyzer system is a blood diagnostic instrument that measures a patient's hemostasis or the ability to form and maintain blood clots. By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, determine the likelihood of the patient's need for a transfusion and which blood components will be most effective in stopping bleeding. Such planning supports better care, which can lead to lower hospital costs through a reduction in unnecessary donor blood transfusions, reduced adverse transfusion reactions, and shorter intensive care unit and hospital stays.
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
The OrthoPAT® surgical blood salvage system is targeted to orthopedic procedures, such as hip and knee replacements, which involve slower, lower volume blood loss that often occurs well after surgery. The system is designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion. Its Quick-Connect feature permits customers to utilize the blood processing set selectively, depending on the patient's need.
Our IMPACT® Online web-based software platform, which monitors and measures improvements in a hospital’s blood management practices, provides hospitals with a baseline view of their transfusion practices and helps monitor their blood management performance. Business consulting solutions are offered to support process excellence and blood management efforts to our customers on an as needed basis.
Our hospital consumables product line represented 13.3%, 14.7%, and 16.6% of our total revenue in fiscal 2014, 2013 and 2012, respectively.

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
Our software solutions product line represented 7.5%, 7.8%, and 9.7% of our total revenue in fiscal 2014, 2013 and 2012, respectively.
Marketing/Sales/Distribution
We market and sell our products to bio-pharmaceutical companies, blood collection groups and independent blood centers, hospitals and hospital service providers, group purchasing organizations and national health organizations through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Sales representatives target the primary decision-makers within each of those organizations.
United States
In fiscal 2014, 2013 and 2012 approximately 53.4%, 51.0%, and 48.4%, respectively, of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products.

Outside the United States
In fiscal 2014, 2013 and 2012 approximately 46.6%, 49.0%, and 51.6%, respectively, of consolidated net revenues were generated through sales to non-U.S. customers. Outside the United States, we use a combination of direct sales force and distributors.
Research and Development
Our research and development centers in the United States and Switzerland ensure that protocol variations are incorporated to closely match local customer requirements. In addition, our Haemonetics Software Solutions also maintains development operations in Canada and France.
Customer collaborations are also an important part of our technical strength and competitive advantage. These collaborations with customers and transfusion experts provide us with ideas for new products and applications, enhanced protocols, and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.
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
Research and development expense was $54.2 million in fiscal 2014, $44.4 million in fiscal 2013 and $36.8 million in fiscal 2012, representing approximately 5.0% - 6.0% of our net sales each year.

In fiscal 2014, research and development resources were allocated to supporting next generation plasma collection and software systems, a new TEG® Thrombelastograph Hemostasis Analyzer, and several other enhancements to both our whole blood and legacy product portfolios.
Manufacturing

Our principal manufacturing operations are located in the United States, Mexico, Scotland and Switzerland.
These include facilities in Mexico and Puerto Rico purchased in 2012 as part of our acquisition of the whole blood business from Pall Corporation.

On May 1, 2013, we announced a plan to pursue identified Value Creation and Capture (“VCC”) opportunities. These include: (i) investment in product line extensions, next generation products and growth platforms; (ii) enhancement of commercial execution capabilities by implementing go-to-market and other strategies to enable global profitable revenue growth; and (iii) transformation of the manufacturing network to best support these commercial strategies while optimizing expense levels. Collectively, these are opportunities to position us for increased competitiveness and growth.

Our manufacturing network transformation plan, part of our larger VCC initiative previously announced, now includes (i) discontinuing manufacturing activities at our Braintree, Massachusetts and Ascoli-Piceno, Italy facilities, (ii) consulting with employee representatives regarding ceasing operations and closure of our manufacturing facility in Bothwell, Scotland, (iii) creating a technology center of excellence for product development, (iv) expansion of our current facility in Tijuana, Mexico, (v) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (vi) building a new manufacturing facility in Malaysia closer to our customers in Asia.
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

Each blood processing machine is designed in-house and assembled by us or our contracted manufacturer from components that are manufactured to our specifications. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements.
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
Competition
We have established a record of innovation and leadership in each of the areas in which we compete. To remain competitive, we must continue to develop and acquire new cost-effective products, information technology platforms, and business services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors. Some factors are largely within our control such as: (i) maintenance of a positive reputation among our customers, (ii) development of new products which meet our customer's needs, (iii) obtaining regulatory approvals for our products in key markets, (iv) obtaining patents which protect our innovations, (v) development and protection of proprietary know-how in important technological areas, (vi) product quality, safety and cost effectiveness and (vii) continual and rigorous documentation of clinical performance. Other factors are outside of our control. We could see changes in regulatory standards or clinical practice which favor a competitor's technology or reduce revenues in key areas of our business. For example, in fiscal 2014, we have seen changes in blood management practices at hospitals resulting in reduced demand for red cells and accordingly, decreased red cell and whole blood revenues.
In addition, we face competition from several large, global companies with product offerings similar to ours, such as Terumo BCT, Sorin Biomedica and Fresenius SE & Co. KGaA. Terumo and Fresenius, in particular, have significantly greater financial and other resources than we do and are strong competitors in a number of our businesses. The following provides an overview of the key competitors in each of our four global product categories.

•	Plasma
In the automated plasma collection market, we principally compete with Fresenius, which acquired Fenwal, Inc. in November 2012, on the basis of quality, reliability, ease of use, services and technical features of the collection systems, and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, into European and South American countries.

•	Blood Center
We have several competitors in the Blood Center product lines, some of which compete across all blood components and others that are more specialized.
Terumo BCT, and Fresenius are our major competitors in platelet collection. In platelet collections, there are two areas of competition - automated collection and pooled random donor. In the automated collection area, competition is based on continual performance improvement, as measured by the time and efficiency of platelet collection and the quality of the platelets collected. Each of these companies has taken a different technological approach in designing their systems for automated platelet collection. In addition to automated platelet collection offerings, we now also compete in the pooled random donor platelet segment from whole blood collections from which pooled platelets are derived with the Acrodose product or buffy coat pooling sets.
Terumo BCT and Fresenius (following its acquisition of Fenwal in 2012) are also competitors in the automated red cell collection market. However, it is important to note that most double red cell collection is done in the US and less than 10% of the red cells collected in the U.S. annually are collected via automation. Therefore, we also compete with the traditional method of collecting red cells from the manual collection of whole blood. As discussed in our Company Overview, we entered the whole blood collections market during fiscal 2013 through the acquisition of the whole blood business from Pall Corporation. We compete on the basis of total cost, type-specific collection, process control, product quality, and inventory management.

Our whole blood business faces competition on the basis of quality and price. In North America, Europe and Asia-Pacific our main competitors are Fresenius, MacoPharma and Terumo BCT. We do not have significant whole blood revenues in Japan today. We have a competitive cost advantage in the supply of filtration needed for leukoreduced whole blood collection because we are vertically integrated in the production of our own filters.

In the cell processing market, competition is based on the level of automation, labor-intensiveness, and system type (open versus closed). Open systems may be weaker in good manufacturing process compliance. Moreover, blood processed through open systems has a 24-hour shelf life. With the ACP® (automated cell processor) brand, Haemonetics offers a closed system cell processor which gives blood processed through it, a 14-day shelf life. We compete with Terumo BCT's open systems in this market.

•	Hospital

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

In the intraoperative surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. For high-volume platforms, each manufacturer's technology is similar, and our Cell Saver technology competes principally with Sorin Biomedica, Medtronic, and Fresenius.
In the perioperative surgical blood salvage market, our OrthoPAT system competes primarily against (i) non-automated processing systems whose end product is an unwashed red blood cell unit for transfusion to the patient, (ii) transfusions of donated blood and (iii) coagulation therapies such as tranexamic acid.

•	Software Solution

In the software market, we compete with MAK Systems, Mediware, Sunquest Information Systems and applications developed internally by our customers. These companies provide software to blood and plasma collectors and to hospitals for managing donors, collections, and blood units. None of these companies competes with Haemonetics' non-software products.
Our technical staff is highly skilled, but certain competitors have substantially greater financial resources and larger technical staffing at their disposal. There can be no assurance that competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.
Significant Customers
There were no customers that accounted for greater than 10% of our net revenues in fiscal 2014. The Japanese Red Cross Society (JRC) represented 10.1% of our net revenues in fiscal 2013.

Government Regulation
Medical Device Regulation
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
Conflict Minerals
The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of "Conflict Minerals" mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten and gold, and their derivatives. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products.

Other Regulation
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
Employees
As of March 29, 2014, we employed the full-time equivalent of 3,782 persons assigned to the following functional areas: manufacturing, 2,172; sales and marketing, 767; general and administrative, 284; research and development, 261; and quality control and field service, 298.
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
Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: the effects of disruption from the manufacturing transformation making it more difficult to maintain relationships with employees and timely deliver high quality products, unexpected expenses incurred during our VCC initiatives, technological advances in the medical field and standards for transfusion medicine, our ability to successfully implement products that incorporate such advances and standards, demand for whole blood and blood components, product quality, market acceptance, regulatory uncertainties, the ability of our contract manufacturing vendors to timely supply high quality goods, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

ITEM 1A. RISK FACTORS
Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 10 and page 40.
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
A significant portion of our revenue derives from the sale of blood collection supplies. The decline in the number of blood collection procedures may have an adverse effect on our business, financial condition and results of operations.
Sales to blood collectors represented 48.3% of our consolidated disposables revenues in fiscal 2014. In certain markets, changes in medical protocols and the development of less invasive, lower blood loss procedures has reduced the number of transfusions of red blood cells, which has in turn led to a decline in the number of blood collection procedures. This is particularly true in the United States, where we expect to see collections decline by approximately 10% in fiscal 2015. If we are unable to gain and maintain higher market share, lower procedure levels could result in lower net revenues and higher product costs.
Consolidation of the healthcare providers and blood collectors has increased demand for price concessions and caused the exclusion of suppliers from significant market segments, which could have an adverse effect on our business, financial condition and results of operations.
The costs of healthcare in the United States have risen significantly over the past decade. Numerous initiatives and reform by legislators, regulators and third-party payers to curb these costs has reduced reimbursement rates which is causing hospitals to consolidate into larger integrated delivery networks and group purchasing organizations in an effort to reduce administrative costs and increase purchasing power. This consolidation has resulted in greater pricing pressure on suppliers, decreased average selling prices and a greater the number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses.
The expansion among hospitals in the United States of group purchasing organizations, integrated delivery networks and large single accounts directly puts price pressure on our Hospital business. It also puts price pressure on our United States Blood Center customers who are also facing reduced demand for red cells. Our Blood Center customers have responded to this pressure by creating their own group purchasing organizations and resorting to single source tenders to create incentives for suppliers, including us, to significantly reduce prices.
We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors. This may exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.

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

As approximately half of our revenue comes from outside the United States, we are subject to geopolitical risk, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.
We do business in over 100 countries, including significant business in Russia and China. We have distributors in 90 of those countries. This exposes us to geopolitical risk, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.
If there are sanctions or restrictions on the flow of capital which prevent product importation or receipt of payments in Russia or China, our business could be adversely affected.
Our international operations are governed by the U.S. Foreign Corrupt Practices Act (FCPA) and other similar anti-corruption laws in other countries. Generally, these laws prohibit companies and their business partners or other intermediaries from making improper payments to foreign governments and government officials in order to obtain or retain business. Global enforcement of such anti-corruption laws has increased in recent years, including aggressive investigations and enforcement proceedings. While we have an active compliance program and various other safeguards to discourage impermissible practices, we have distributors in 90 countries, several of which are considered high risk for corruption. As a result, our global operations carry some risk of unauthorized impermissible activity on the part of one of our distributors, employees, agents or consultants.  Any alleged or actual violation could subject us to government scrutiny, severe criminal or civil fines, or sanctions on our ability to export product outside the U.S., which could adversely affect our reputation and financial condition.
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

The Patient Protection and Affordable Health Care Act was enacted into law in the U.S. in March 2010. In addition to a medical device tax, effective as of January 2013, the effects of which are considered in our financial disclosures, there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood. We are unable to predict what healthcare programs and regulations will be ultimately implemented at either the federal or state level, but any changes that may decrease reimbursement for our products, reduce medical procedure volumes or increase cost containment measures could adversely impact our business.
An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials may adversely affect our business.
Certain key products are manufactured at single locations, with limited alternate facilities. If an event occurs that results in damage to one or more of our facilities, we may be unable to manufacture the relevant products at previous levels or at all. In addition, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers, notably JMS Co. Ltd., Kawasumi Laboratories and Sanmina Corporation. Due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, as a global corporation we have significant cash reserves held in foreign countries. These balances may not be immediately available to repay our debt.
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
The manufacture, distribution and marketing of our products are subject to regulation by the FDA and other non-United States regulatory bodies. We must obtain specific regulatory clearance prior to selling any new product or service, a process which is costly and time consuming. If we are unable to obtain the necessary regulatory clearance we will be unable to introduce new enhanced product. Our operations are also subject to continuous review and monitoring by the FDA and other regulatory authorities. Failure to substantially comply with applicable regulations could subject our products to recall or seizure by government authorities, or an order to suspend manufacturing activities. As well, if our products were determined to have design or manufacturing flaws, this could result in their recall or seizure. Either of these situations could also result in the imposition of fines.
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
In fiscal 2014, although no one customer represented more than 10% of our revenues, our ten largest customers accounted for approximately 46% of our revenue. If any of our largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, we could experience an adverse effect on our results of operations or financial condition.
We may not realize the expected benefits from our Manufacturing Network Optimization Program; our long-term plans will result in higher short-term expenses and require more cash expenditures.
In May 2013, we announced a multi-year Manufacturing Network Optimization Program which is intended to reduce our manufacturing costs by changing our current manufacturing footprint and supply chain strategy. We expect the program will reduce manufacturing costs and improve supply chain efficiency when complete. However, there are no assurances these cost savings or supply chain efficiencies will be achieved, and implementation of the program could introduce risks such as management distraction, business disruption, and attrition beyond our planned reduction in workforce and reduced employee productivity which may reduce our revenue or increase our costs. In addition, the activities involve the movement of several product lines to new manufacturing locations. During these transitions, we may experience delays in the construction of our new facility in Malaysia or expanded facility in Mexico, challenges in transferring production to the new locations, additional costs, or unacceptable quality. These may lead to additional working capital, warranty or inventory costs. Finally, implementing the program will result in charges and expenses that impact our operating results and increase our level of capital expenditures.
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
A portion of our trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Although, we have not incurred significant losses on government receivables to date, we continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

As a global corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.
International revenues and expenses account for a substantial portion of our operations and we intend to continue expanding our presence in international markets. In fiscal 2014, our international revenues accounted for 46.6% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues for sales, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.
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
We operate in an industry that is susceptible to significant intellectual property litigation. We are currently pursuing intellectual property infringement claims described in more detail under Item 3. Legal Proceedings and Note 10- Commitments and Contingencies to our fiscal 2014 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Patent litigation may result in adverse outcomes and could significantly divert the attention of our technical and management personnel.
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
We have a complex international supply chain which includes key sole source suppliers.
We have a complex international supply chain which involves integrating key suppliers and our manufacturing capacity into a global movement of components and finished goods.

We have certain key suppliers, JMS Co. Ltd., Kawasumi Laboratories and Sanmina Corporation, who have their own complex supply chains. JMS and Kawasumi make certain finished goods and important sub components in locations throughout Asia. We have engaged Sanmina to be the sole manufacturer of certain equipment as part of our manufacturing network optimization activities.
Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of subcomponents conforming to our specifications could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the United States, Puerto Rico, Mexico and Scotland. We also regularly ship finished goods from the United States, Puerto Rico, Mexico and Scotland to Europe and Asia.
Plastics are the principal component of our disposables, which are the main source of our revenues. Any change in the price, composition or availability of the plastics we purchase could adversely affect our business.
We have three risks with this key raw material: price, composition and availability.
Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. Increases in the costs of other commodities may affect our procurement costs to a lesser degree.
The composition of the plastic we purchase is also important. Today, we purchase plastics which contain DEHP. Should plastics with DEHP become unavailable due to regulatory changes, we may be required to obtain new FDA or foreign approvals for a number of products.
While we have not experienced shortages in the past, any interruption in the supply for certain plastics could have a material impact on our business by limiting our ability to manufacture and sell the products which represent a significant portion of our revenues.
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
The Company leases 99,931 square feet in Draper, Utah. This facility is used for the manufacturing and distribution of plasma disposable products. Annual lease expense is $503,652. During fiscal 2014, the Company entered an agreement to purchase this facility for $6.6 million which is payable during the first quarter of fiscal 2015.
The Company owns a facility in Union, South Carolina. This facility is used to manufacture sterile solutions that support our blood center and plasma businesses. The facility is approximately 69,300 square feet.
The Company leases a facility in Niles, Illinois, which performs research and manufacturing for the Company. This facility is 16,478 square feet of office and manufacturing space. Annual lease expense is $293,003.
The Company owns a facility in Bothwell, Scotland used to manufacture disposable components for European and Asian customers. This facility is approximately 40,200 square feet. We are currently consulting with employee representatives regarding ceasing operations and closure of this facility.
The Company leases 26,264 square feet of office space in Signy, Switzerland. This facility is used for sales, marketing, finance and other administrative services, as well as supply chain and procurement management activities related to our manufacturing operations. Annual lease expense for this space is approximately $950,000.
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
The Company owns a facility in Ascoli, Italy, used for the production of whole blood collection kits. This facility is 87,188 square feet. During fiscal 2014, the Company announced it has discontinued manufacturing activities at this location as part of its VCC initiatives.
The Company leases 126,569 square feet of space in Tijuana, Mexico used for the production of blood collection sets used for collection, handling and storage of whole blood. Annual lease expense is approximately $325,000.
The Company owns a facility in Tijuana, Mexico which will be used for the production of whole blood collection sets and disposables. This facility is approximately 182,380 square feet.
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
The Company leases land in Penang, Malaysia where we are building a new manufacturing facility closer to our customers in Asia. Annual lease expense is approximately $100,000.
The Company leases 166,400 square feet in Nashville, TN. This facility is used for warehousing and distribution. Annual lease expense is approximately $415,000 for this facility. This lease was executed in fiscal 2014 and effective during the first quarter of fiscal 2015.
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
Fenwal (Fresenius) Patent Infringement
For the past seven years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
Most recently, we have pursued a patent infringement action in Germany against Fenwal, and its European and German subsidiary. On September 20, 2010, we filed a patent infringement action in Germany. In response, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action on December 1, 2010. In January 2014, we received a final ruling which narrowed the scope of our patent. This ruling will prevent us from further claims of infringement and effectively ends our claims against Fenwal.
Italian Employment Litigation
We have recently received notices from employees of the facility in Ascoli-Piceno, Italy where we are discontinuing operations of claimed violations of employment related contracts. Seventy-two employees served actions in February 2014 claiming their working conditions should have been established by the national collective bargaining agreement for the chemical and pharmaceutical industries rather than the one actually used. They claim applying the alternative bargaining agreement would have resulted in slightly higher minimum salaries according to their job functions. Also in February, sixty-eight employees served actions claiming that certain solidarity agreements are void. Solidarity agreements are arrangements between the company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand. As of March 29, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.5 million, however it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. As such, no amounts have been accrued. We may receive other, similar claims, in the future.

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
PETER ALLEN (age 55), President, Global Plasma joined Haemonetics in 2003 as President of the Donor Division. In March 2008, Mr. Allen was appointed Chief Marketing Officer. In October 2011, he was promoted to President of Global Plasma. Prior to joining Haemonetics, Mr. Allen was Vice President of The Aethena Group, a private equity firm providing services to the global healthcare industry. From 1998 to 2001, he held various positions including Vice President of Sales and the Oncology Business at Syncor International, a provider of radiopharmaceutical and comprehensive medical imaging services.  Previously, Mr. Allen held executive level positions in sales, marketing, and operations in DataMedic, Inc., Enterprise Systems, Inc./HBOC, and Robertson Lowstuter, Inc. Mr. Allen has also worked in sales and marketing at American Hospital Supply Corporation and Baxter International, Inc.
BRIAN BURNS (age 50) Executive Vice President, Global Quality Assurance and Regulatory Affairs joined Haemonetics in January 2014. Mr. Burns most recently held the position of Senior Vice President, North America QA, RA for Fresenius Medical Corporation, Dialysis Division, where he was also the Corporate Management Representative. Brian was previously with Boston Scientific as Executive Vice President, Global QA, RA and Safety. During his tenure, he held leadership positions at the Senior Vice President and Vice President levels with accountability and expertise in global quality, CAPA, Complaints, Clinical, and Regulatory functions.

BRIAN CONCANNON (age 56) , President and Chief Executive Officer joined Haemonetics in 2003 as President of the Patient Division. He was promoted to President of Global Markets in 2006 and then to Chief Operating Officer in 2007. In April 2009, he was promoted to President and Chief Executive Officer, and elected to the Haemonetics Board of Directors. Immediately prior to joining Haemonetics, Mr. Concannon was President of the Northeast Region at Cardinal Health Medical Products and Services where he was employed since 1998. From 1985 to 1998, he was employed by American Hospital Supply Corporation, Baxter Healthcare Corporation, and Allegiance Healthcare in a series of sales and operations management positions of increasing responsibility.
SUSAN HANLON (age 46), Vice President Finance and Chief Accounting Officer joined our Company in 2002 as Vice President and Corporate Controller. In 2004, she was promoted to Vice President Planning and Control, and in 2008, Ms. Hanlon was promoted to Vice President Finance. She presently has responsibility for Controllership, Financial Planning, Tax, and Treasury. Prior to joining Haemonetics, Ms. Hanlon was a partner with Arthur Andersen LLP in Boston.
DAVID HELSEL (age 50) Executive Vice President, Global Manufacturing joined Haemonetics as Vice President of Global Manufacturing in March 2012, and is responsible for worldwide oversight of the Company’s manufacturing and supply chain organizations. Mr. Helsel was previously with Covidien, Ltd. for 16 years, where he most recently was Vice President of Operations for the Surgical Solutions global business unit. During his tenure with Covidien, his previous roles included Vice President of Operations for the Medical Supplies segment and Global Director of Operational Excellence – Manufacturing. Mr. Helsel holds a Bachelor of Science degree in Mechanical Engineering from LeTourneau University.
SANDRA JESSE (age 61) Chief Legal Officer joined Haemonetics as Vice President, Chief Legal Officer in September 2011, and is responsible for the company’s world-wide Legal, Compliance and Corporate Audit and Controls groups. Ms. Jesse was previously the Executive Vice President and Chief Legal Officer of Blue Cross Blue Shield of Massachusetts, a Partner in the Boston law firm of Choate, Hall and Stewart, and Press Secretary for United States Congressman, Lee Hamilton. She has served on a number of Boards of Directors, including the New England Legal Foundation, Longy School of Music, Boston Harbor Island Alliance and the Landmark School. Ms. Jesse is a former President of the Boston Bar Foundation.
CHRISTOPHER LINDOP (age 56) Executive Vice President, Business Development and Chief Financial Officer joined Haemonetics in January of 2007 as Chief Financial Officer. In 2007, Mr. Lindop assumed responsibility for business development. Prior to joining Haemonetics, he was Chief Financial Officer at Inverness Medical Innovations, a rapidly growing global developer of advanced consumer and professional diagnostic products from 2003 to 2006. Prior to this, Mr. Lindop was a Partner in the Boston offices of Ernst & Young LLP and Arthur Andersen LLP.
KATHLEEN MCDANIEL (age 50) Executive Vice President, Global Human Resources joined Haemonetics in March 2013 as EVP, Global Human Resources. Ms. McDaniel most recently served as worldwide VP of Human Resources for DePuy Synthes, a Johnson & Johnson Company. Prior to Depuy, Ms. McDaniel was an Executive Vice President at Fleet Credit Card Services. She has over 25 years of broad global HR leadership experience having held executive, senior human resources generalist and compensation positions at leading computer and financial services companies.
DR. JONATHAN WHITE (age 54) Chief Science and Technology Officer joined Haemonetics in 2008 as Vice President of Research and Development.  Dr. White joined Haemonetics from Pfizer where he held a number of roles including Chief Information Officer. He previously worked at McKinsey and Company in New York. Dr. White is a Fellow of the Royal College of Surgery in England.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 29, 2014:
Market price of Common Stock:
High	$42.87	$45.90	$44.20	$43.60
Low	$37.71	$39.32	$38.26	$31.80
Fiscal year ended March 30, 2013:
Market price of Common Stock:
High	$37.06	$40.70	$41.38	$44.44
Low	$33.44	$34.32	$38.92	$40.78
There were approximately 254 holders of record of the Company’s common stock as of March 29, 2014. The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

The following graph compares the cumulative 5-year total return provided to shareholders on Haemonetics Corporation’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/28/2009 and its relative performance is tracked through 3/29/2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Haemonetics Corporation, the S&P 500 index, and the S&P Health Care Equipment Index
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
03/09
03/10
03/11
03/12
03/13
03/14
Haemonetics Corp.
S&P 500
S&P Health Care Equipment

___________________________________

*	$100 invested on 3/28/2009 in stock or index, including reinvestment of dividends. Fiscal year ended March 30.

	3/09	3/10	3/11	3/12	3/13	3/14
Haemonetics Corporation	100.00	103.78	118.99	126.51	151.27	118.34
S&P 500	100.00	146.57	166.17	176.53	196.67	234.67
S&P Health Care Equipment	100.00	139.58	141.61	147.06	164.75	209.57
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Unregistered Sales of Equity Securities and Use of Proceeds
There was no repurchase of shares during fiscal 2014. On April 28, 2014 the Board of Directors approved the repurchase of up to $100.0 million worth of the Company's shares.

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation Five-Year Review

(In thousands, except per share and employee data)	2014	2013	2012	2011	2010
Summary of Operations
Net revenues	$938,509	$891,990	$727,844	$676,694	$645,430
Cost of goods sold	470,144	463,859	358,604	321,485	307,949
Gross profit	468,365	428,131	369,240	355,209	337,481
Operating expenses:
Research and development	54,200	44,394	36,801	32,656	26,376
Selling, general and administrative	365,127	323,053	243,681	212,005	212,138
Asset write-down	1,711	4,247	—	—	15,686
Total operating expenses	421,038	371,694	280,482	244,661	254,200
Operating income	47,327	56,437	88,758	110,548	83,281
Other (expense) income, net	(10,926)	(6,540)	740	(467)	(2,010)
Income before provision for income taxes	36,401	49,897	89,498	110,081	81,271
Provision for income taxes	1,253	11,097	22,612	30,101	22,901
Net income	$35,148	$38,800	$66,886	$79,980	$58,370
Income per share:
Basic	$0.68	$0.76	$1.32	$1.59	$1.15
Diluted	$0.67	$0.74	$1.30	$1.56	$1.12
Weighted average number of shares	51,611	51,349	50,727	50,154	50,902
Common stock equivalents	766	910	863	1,038	1,224
Weighted average number of common and common equivalent shares	52,377	52,259	51,590	51,192	52,126

	2014	2013	2012	2011	2010
Financial and Statistical Data:
Working capital	$406,048	$416,866	$396,385	$340,160	$250,888
Current ratio	2.9	3.3	4.0	4.1	2.9
Property, plant and equipment, net	$271,437	$256,953	$161,657	$155,528	$154,313
Capital expenditures	$73,648	$62,188	$53,198	$46,669	$56,304
Depreciation and amortization	$81,740	$65,481	$49,966	$48,145	$43,236
Total assets	$1,514,178	$1,461,917	$911,135	$833,264	$760,928
Total debt	$437,687	$480,094	$3,771	$4,879	$20,520
Stockholders’ equity	$837,888	$769,182	$732,631	$686,136	$593,124
Debt as a % of stockholders’ equity	52.2%	62.4%	0.5%	0.7%	3.5%
Employees	3,782	3,563	2,337	2,201	2,327

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

Recent developments

Value Creation and Capture Initiatives

On April 29, 2013, we committed to a plan to pursue identified Value Creation and ("VCC") opportunities. These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over the next three fiscal years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan"). To implement the Network Plan, we are (i) discontinuing manufacturing activities at our Braintree, Massachusetts and Ascoli-Piceno, Italy facilities, (ii) creating a technology center of excellence for product development, (iii) expanding our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Malaysia closer to our customers in Asia. We updated our plans on April 28, 2014 by announcing a consultation with employee representatives regarding ceasing operations and closure of our manufacturing facility in Bothwell, Scotland. See liquidity and capital resources discussion of this MD&A for further discussion of the costs of these activities.

Entry Into Whole Blood Market

In fiscal 2013, we entered the market for manual whole blood collections with the acquisition of Pall Corporation’s blood collection, filtration and processing product lines. In fiscal 2014, we acquired the business assets of Hemerus Medical, LLC, a company that develops innovative technologies for the collection of whole blood and processing and storage of blood components, including SOLX storage solutions. We paid $24.1 million for the Hemerus assets and may pay an additional $3.0 million contingent upon receipt of an FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing. Additionally, up to $14.0 million may be paid dependent on future sales levels of SOLX-based products. We refer to these recently acquired businesses as the whole blood business. These acquisitions provide access to the manual collection and whole blood markets and provide scope for introduction of automated solutions into those markets.

Market Trends
Plasma Market
Changes in demand for plasma-derived pharmaceuticals, particularly immunoglobulin (“IG”), are the key driver of plasma collection volumes in the bio-pharmaceutical market. Various factors related to the supply of plasma and the production of plasma-derived pharmaceuticals also affect collection volume, including the following:

•	Several blood collectors supply additional plasma to fractionators, and thus collection volumes can rise overall but not directly impact our bio-pharmaceutical business.

•	Bio-pharmaceutical companies are seeking more efficient production processes, helping companies meet growing demand for pharmaceuticals without requiring an equivalent increase in plasma supply.

•	Reimbursement guidelines affect the demand for end product pharmaceuticals, although off-label use of pharmaceuticals is growing, in particular for Alzheimer's treatment.

•
Newly approved indications for, and the growing understanding and thus diagnosis of auto-immune diseases treated with plasma derived therapies increase the demand for plasma, as do longer lifespans and a growing aging patient population.

•	Geographical expansion of biopharmaceuticals also increases demand for plasma.

Demand for plasma in fiscal 2014 was particularly strong in North America where approximately two-thirds of commercial plasma is collected. Global markets for plasmapheresis have been relatively flat, with U.S. produced plasma meeting an increasing percentage of plasma volume demand worldwide.

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

Blood management is an approach to optimizing the care of patients that may need a transfusion that includes a wide range of practices and protocols which influence the need for, and use of, blood products in hospitals. Adoption of blood management practices by hospitals, particularly in the United States, continues to gain momentum. Blood management efforts reduce the demand for red cells, which in turn can reduce the demand for our red cell and whole blood collection products. We believe the decline in U.S. blood center collections will be approximately 10% during our next fiscal year.

As discussed above and further within the revenue section below, demand for red cells has declined in mature markets due to better blood management and the development of less invasive, lower blood loss medical procedures. However, highly populated emerging market countries are increasing their demand for blood as they are advancing their health care coverage, and as greater numbers of people gain access to more advanced medical treatment, demand for blood components, including red cells increases directly.
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
Our OrthoPAT technology is used to salvage red cells in high blood loss orthopedic procedures, including hip and knee replacement surgeries. The OrthoPAT is designed to collect, separate and wash a patient’s shed blood both during and after surgery. While cell salvage is not yet a standard of care for U.S. orthopedic procedures, we position this device as an effective alternative to stored red cells (both autologous predonated and allogeneic) and non-washed autotransfusion systems. Particularly in the United States, hip and knee replacement surgeries are frequently elective surgeries and as a result are subject to changes in economic conditions. Blood management practices have also increased the utilization of tranexamic acid. Tranexamic acid is used to treat and prevent post-operative bleeding in orthopedic surgeries, particularly hip and knee replacements. The use of this low cost, generic drug has expanded rapidly in an environment of greater blood management focus. We have been monitoring this trend and believe tranexamic acid is used in at least 30% of total hip and knee replacements in the United States and that broader adoption is likely. This expanded adoption of tranexamic acid is contributing to the aforementioned reduced demand for red cells and is reducing the demand for orthopedic cell salvage.
Our TEG Thrombelastograph Hemostasis Analyzer is a diagnostic tool which provides a comprehensive assessment of a patient’s overall hemostasis. The benefit is that this information enables caregivers to decide the best blood-related clinical treatment for the individual patient in order to minimize blood loss and reduce incidence of "reoperations". The test is expanding beyond cardiac surgery into trauma, as well as helping manage surgical timing of patients on anti-platelet medications. TEG product line sales further strengthened in fiscal 2014. This product’s growth is dependent on hospitals adopting this technology in their blood management programs.

Software Market
Our software solutions portfolio addresses many of the critical data collection and data management needs within the plasma, blood center, and hospital markets and is also a key component of our blood management solutions today. In fiscal 2014, the pressures to improve efficiencies, reduce cost, and improve patient outcomes continued to be key drivers in all three markets.
Demand for our plasma software solution declined in fiscal 2014 as a sub-segment of this market has or intends to migrate towards homegrown proprietary software solutions in an effort to gain unique competitive advantages.
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
We currently participate in the hospital markets for software primarily in the United States and Europe. In the United States we have experienced growth in our installed base for our blood banking solution, SafeTraceTX, due to demand for reliable, proven safety systems within blood banks. However, growth in the United States continues to be constrained due to hospital IT organization focus on the electronic medical records mandates. Revenues from BloodTrack, a blood inventory and transfusion management system, have increased in the United States and Europe recently as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients.

Financial Summary

(In thousands, except per share data)	March 29, 2014	March 30, 2013	March 31, 2012	% Increase/(Decrease) 14 vs. 13	% Increase/(Decrease) 13 vs. 12
Net revenues	$938,509	$891,990	$727,844	5.2%	22.6%
Gross profit	$468,365	$428,131	$369,240	9.4%	15.9%
% of net revenues	49.9%	48.0%	50.7%
Operating expenses	$421,038	$371,694	$280,482	13.3%	32.5%
Operating income	$47,327	$56,437	$88,758	(16.1)%	(36.4)%
% of net revenues	5.0%	6.3%	12.2%
Other (expense) income, net	$(10,926)	$(6,540)	$740	67.1%	—%
Income before taxes	$36,401	$49,897	$89,498	(27.0)%	(44.2)%
Provision for income tax	$1,253	$11,097	$22,612	(88.7)%	(50.9)%
% of pre-tax income	3.4%	22.2%	25.3%
Net income	$35,148	$38,800	$66,886	(9.4)%	(42.0)%
% of net revenues	3.7%	4.3%	9.2%
Earnings per share-diluted	$0.67	$0.74	$1.30	(9.5)%	(43.1)%
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2014, 2013 and 2012 each included 52 weeks with each quarter having 13 weeks.
Net revenue for fiscal 2014 increased 5.2% compared to fiscal 2013. Without the effects of foreign exchange, net revenue increased 6.9% compared to fiscal 2013. Revenue increased due to a full year of sales from the whole blood business acquired August 1, 2012 as compared to eight months of sales in the prior year, as well as growth in our plasma and diagnostics disposable products. These increases were partially offset by declines across other product lines for the fiscal year ended March 29, 2014.
Net revenue for fiscal 2013 increased 22.6% compared to fiscal 2012. Without the effects of foreign exchange, net revenue increased 22.2% over fiscal 2012. The increase includes revenue from the acquired whole blood business of $138.4 million for the fiscal year ended March 30, 2013. The remaining increase for the fiscal year ended March 30, 2013 is primarily due to revenue growth from our plasma, surgical and diagnostics products. Fiscal 2012 revenue benefited from purchases by the Japan Red Cross (“JRC”) in March 2012 to avoid future supply disruptions in anticipation of an internal business system conversion, negatively impacting fiscal year ended March 30, 2013.
During fiscal 2014, operating income decreased 16.1% compared to fiscal 2013. Without the effects of foreign currency, operating income decreased 4.1% compared to fiscal 2013. Operating income decreased as gross profit growth was more than offset by higher restructuring and transformation expenses and other operating expense growth associated with the whole blood acquisition. Restructuring and transformation expenses were $84.8 million for the fiscal year ended March 29, 2014, as compared to $72.5 million for the comparative prior year period. Restructuring and transformation expenses in fiscal 2014 are primarily associated with VCC initiatives, and in fiscal 2013 were primarily associated with the acquisition and integration of the whole blood business.
During fiscal 2013, operating income decreased 36.4% compared to fiscal 2012. Without the effects of foreign currency, operating income decreased 43.7% over fiscal 2012 as increased gross profit due to revenue growth was more than offset by higher costs of goods sold due to acquisition-related step-up in the value of acquired inventory. Also contributing to the decrease in operating income was a $7.0 million inventory reserve for a quality matter involving a component of our whole blood disposable inventory which occurred in the third quarter of fiscal 2013 and higher operating expenses including significant acquisition and integration costs totaling $37.3 million.
Net income decreased 9.4% during fiscal 2014. Without the effects of foreign exchange, net income decreased 3.4% for fiscal 2014. The decrease in net income was attributable to the decrease in operating income described above and additional interest expense associated with a full year of term loan borrowing following the whole blood acquisition. These were partially offset by a reduction in tax expense due to lower income before taxes and a lower income tax rate.
Net income decreased 42.0% during fiscal 2013. Without the effects of foreign exchange, net income decreased 49.9% for fiscal 2013. The decrease in net income was attributable to the decline in operating income described above and additional interest expense.

RESULTS OF OPERATIONS
Net Revenues by Geography

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012	% Increase/(Decrease) 14 vs. 13	% Increase/(Decrease) 13 vs. 12
United States	$500,719	$454,874	$352,160	10.1%	29.2%
International	437,790	437,116	375,684	0.2%	16.4%
Net revenues	$938,509	$891,990	$727,844	5.2%	22.6%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force and independent distributors and agents.
The percentage of revenue generated in our principle operating regions is summarized below:

	March 29, 2014	March 30, 2013	March 31, 2012
United States	53.4%	51.0%	48.4%
Japan	11.6%	13.5%	17.1%
Europe	24.0%	25.2%	25.2%
Other	11.0%	10.3%	9.3%
Total	100.0%	100.0%	100.0%
International sales are generally conducted in local currencies, primarily the Japanese Yen, the Euro, the Chinese Renminbi and the Australian Dollar. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, the Euro and Australian Dollar relative to the U.S. Dollar.
We have placed foreign currency hedges to minimize the risk of currency fluctuations. For fiscal 2014 as compared to fiscal 2013, the effects of foreign exchange resulted in a 1.7% decrease in sales. The primary reason is the relative weakness in the Japanese Yen to the US Dollar. We expect this relative weakness to continue to negatively impact operating income into fiscal 2015. For fiscal 2013 as compared to fiscal 2012, the effects of foreign exchange accounted for a 0.4% increase in sales.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012	% Increase/(Decrease) 14 vs. 13	% Increase/(Decrease) 13 vs. 12
Disposables	$806,834	$757,765	$594,933	6.5%	27.4%
Software solutions	70,441	69,952	70,557	0.7%	(0.9)%
Equipment & other	61,234	64,273	62,354	(4.7)%	3.1%
Net revenues	$938,509	$891,990	$727,844	5.2%	22.6%

Disposables Revenues by Product Type

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012	% Increase/(Decrease) 14 vs. 13	% Increase/(Decrease) 13 vs. 12
Plasma disposables	$291,895	$268,900	$258,061	8.6%	4.2%
Blood center disposables
Platelet	156,643	169,602	167,946	(7.6)%	1.0%
Red cell	42,378	49,733	48,034	(14.8)%	3.5%
Whole blood	190,698	138,436	—	37.8%	—%
	389,719	357,771	215,980	8.9%	65.7%
Hospital disposables
Surgical	66,876	73,508	66,619	(9.0)%	10.3%
OrthoPAT	25,042	30,230	31,186	(17.2)%	(3.1)%
Diagnostics	33,302	27,356	23,087	21.7%	18.5%
	125,220	131,094	120,892	(4.5)%	8.4%
Total disposables revenue	$806,834	$757,765	$594,933	6.5%	27.4%
Disposables Revenue
Disposables include the Plasma, Blood Center, and Hospital product lines. Disposables revenue increased 6.5% during fiscal 2014 and 27.4% during fiscal 2013. Without the effects of foreign exchange, disposables revenue increased 8.3% and 26.8% for fiscal 2014 and 2013, respectively. This increase was primarily due to a full year of sales from the whole blood business acquired August 1, 2012 as compared to eight months of sales in the prior year, as well as growth in our plasma and diagnostics disposable products.
Plasma
Plasma disposables revenue increased 8.6% during fiscal 2014. Without the effects of foreign exchange, plasma disposables revenue increased 10.3% during fiscal 2014 compared to fiscal 2013. Plasma revenue increased due to higher volumes in the United States and the transition to a direct sales model in Australia and New Zealand. With the completion of multi-year extensions to our agreements with certain bio-pharmaceutical customers, approximately 80% of our current bio-pharmaceutical revenues are under agreement through the first quarter of fiscal 2019.
Plasma disposables revenue increased 4.2% during fiscal 2013. Without the effects of foreign exchange, plasma disposables revenue increased 4.5% during fiscal 2013. Plasma revenue primarily increased due to higher revenue from commercial fractionation customers in the United States, with increased collections more than offsetting price reductions in contract renewals completed in fiscal 2012.
Blood Center
Blood Center consists of disposables used to collect platelets, red cells and whole blood.
Sales to U.S. blood centers represent over 70% of our total red cell and whole blood disposable revenue. The demand for these disposable products in the U.S. has recently declined due to a rapid reduction in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols. The decline in U.S. blood center collections was approximately 10% in fiscal 2014, and we expect a similar reduction in collections in fiscal 2015. Additionally, in response to this trend, our U.S. blood center customers are taking actions to improve efficiencies and reduce operating costs, including consolidation amongst blood centers, formation of purchasing affiliations, and focusing on direct supplier costs via vendor consolidation and other means. In fiscal 2014, large U.S. blood collector groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. We expect these U.S. blood collector groups to pursue similar arrangements that will likely affect our red cell revenues in the future.
As mentioned above, our U.S. blood center customers are taking actions to improve efficiencies and reduce operating costs, including formation of purchasing affiliations. As a result, we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance LLC with certain whole blood collection components on an exclusive basis during the calendar years 2014-2016. The agreement includes a reduction in average selling prices and we anticipate that it will negatively impact our financial results in fiscal 2015. During March 2014, the American Red Cross selected another supplier to provide certain whole blood products. While this did not impact fiscal 2014 revenues, we anticipate this will reduce annualized revenues approximately $25 million beginning in the first quarter of fiscal 2015.
Platelet disposables revenue decreased 7.6% during fiscal 2014. Without the effects of foreign exchange, platelet disposable revenue decreased 3.8% during fiscal 2014, due primarily to lower revenues in Canada and lower revenues in emerging markets associated with order timing and reductions of distributor inventory levels.
Platelet disposables revenue increased 1.0% during fiscal 2013. Without the effects of foreign exchange, platelet disposable revenue increased 1.0% during fiscal 2013 resulting from continued growth in emerging markets which more than offset declines in mature markets, notably Japan. Revenue growth in Japan was lower due to increased prior year sales resulting from quality issues experienced with a competitor's device in the prior year, and the negative impact of the JRC's purchases in March 2012 to avoid future supply disruptions in anticipation of an internal system conversion.
Red cell disposables revenue decreased 14.8% during fiscal 2014. Without the effects of foreign exchange, red cell disposables revenue decreased 14.3% during fiscal 2014 due to the market factors discussed above.
Red cell disposables revenue increased 3.5% during fiscal 2013. Without the effects of foreign exchange, red cell disposables revenue increased 3.8% during fiscal 2013, due primarily to favorable order timing in North America in the fourth quarter of fiscal 2013.

Whole blood revenue increased 37.8% during fiscal 2014. Without the effect of foreign exchange, whole blood revenue increased 37.4% during fiscal 2104. Revenue for fiscal 2014 increased due to a full period of sales from the whole blood business acquired August 1, 2012 as compared to 8 months of sales in the prior year period. The increase was partially offset by the negative impact of the U.S. collection market, a European tender loss and a decline in contract manufacturing revenue.
Hospital
Hospital consists of Surgical, OrthoPAT, and Diagnostics products. The hospital product line includes the following brand platforms: the Cell Saver brand, the TEG brand and the OrthoPAT brand.
Surgical disposables revenue consists principally of the Cell Saver products. Revenue from our surgical disposables decreased 9.0% during fiscal 2014. Without the effect of foreign exchange, surgical disposables revenue decreased 5.4% during fiscal 2014. Surgical revenue decreased due to the return to the market of a competitor with aggressive pricing whose operations were limited by a natural disaster in the prior year, and by a reduction in demand for surgical procedures. This decrease was partially offset by growth in emerging markets, primarily China.
Revenue from our surgical disposables increased 10.3% during fiscal 2013. Without the effect of foreign exchange, surgical disposables revenue increased 8.4% for fiscal 2013, with revenue growth realized across all markets we serve. We achieved growth from market acceptance of Cell Saver Elite in the U.S., Europe and Japan, while emerging market growth was realized through increased commercial presence in emerging markets such as China. Surgical revenue also benefited from market share gains due to limited product availability from our primary competitor due to a now resolved supply chain disruption following a natural disaster in Europe.
Revenue from our OrthoPAT disposables decreased 17.2% during fiscal 2014. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 14.7% as better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss have continued to reduce hospital use of OrthoPAT disposables.
Revenue from our OrthoPAT disposables decreased 3.1% during fiscal 2013. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 3.8%, primarily due to lower sales in the United States as device utilization by smaller hospitals has declined following the voluntary recall of the OrthoPAT device in fiscal 2012.
Diagnostics product revenue consists of the TEG products. Revenues from TEG customer increased 21.7% during fiscal 2014. Without the effect of foreign exchange, diagnostic product revenue increased 20.0%. The revenue increase is due to continued adoption of our TEG analyzer, principally in the United States and China.
Revenue from our diagnostics products increased 18.5% during fiscal 2013. Without the effect of foreign exchange, diagnostic product revenue increased 17.0%. The revenue increase is due to continued adoption of our TEG analyzer, principally in the United States and China.

Other Revenues

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012	% Increase/(Decrease) 14 vs. 13	% Increase/(Decrease) 13 vs. 12
Software solutions	$70,441	$69,952	$70,557	0.7%	(0.9)%
Equipment and other	61,234	64,273	62,354	(4.7)%	3.1%
Net other revenues	$131,675	$134,225	$132,911	(1.9)%	1.0%
Software Solutions
Our software solutions revenue includes sales of our information technology software platforms and consulting services.
Software solutions revenue increased 0.7% during fiscal 2014. Without the effects of foreign exchange, software solutions revenue increased 0.1% during fiscal 2014. During fiscal 2014, growth in hospital software revenue was offset by lower hosting fees associated with a large bio-pharmaceutical customer.
Software solutions revenue decreased 0.9% during fiscal 2013. Without the effects of foreign exchange, software solutions revenue increased 0.2% during fiscal 2013. Installed base growth in hospital-based solutions, SafeTraceTX and BloodTrack, which was offset by declines in plasma software revenue.
Equipment & Other
Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various service and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable product line due to the timing of order patterns, particularly in our distribution markets.
Equipment and other revenue decreased 4.7% during fiscal 2014. Without the effects of currency exchange, equipment and other revenue decreased 2.0%. The decrease in revenue during fiscal 2014 is due primarily to benefits in the prior year from a competitor whose operations were limited by a natural disaster and the successful launch of the Cell Saver Elite, partially offset by higher services revenue associated with a transition to a direct sales model in Australia and New Zealand.
Equipment and other revenue increased 3.1% during fiscal 2013. Without the effect of currency exchange, equipment and other revenue increased 3.2%. The increase is due primarily to higher TEG equipment sales in China and higher surgical equipment sales across multiple markets.
Gross Profit

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012	% Increase/(Decrease) 14 vs. 13	% Increase/(Decrease) 13 vs. 12
Gross profit	$468,365	$428,131	$369,240	9.4%	15.9%
% of net revenues	49.9%	48.0%	50.7%
Our gross profit increased 9.4% during fiscal 2014. Without the effects of foreign exchange, gross profit increased 12.0% during fiscal 2014. Our gross profit margin percentage increased by 190 basis points for fiscal 2014 as compared to fiscal 2013. The increase in gross profit margin for the fiscal year ended March 29, 2014 is primarily driven by lower whole blood related inventory charges. During fiscal 2013, we recorded inventory reserves associated with the removal of certain whole blood collection sets from inventory based on a quality matter detected during the year. We also recorded significant inventory step-up charges related to acquired whole blood inventory. Improvements to reported gross margin excluding the inventory adjustments noted also included improvements in manufacturing efficiencies. These increases were partially offset by the impact of foreign currency.
Our gross profit amount increased 15.9% during fiscal 2013. Without the effects of foreign exchange, gross profit increased 13.8%. Our gross profit margin percentage decreased by 270 basis points for fiscal 2013 as compared to fiscal 2012. The decrease in gross profit margin during 2013 includes $11.9 million of costs of goods sold related to the increase in fair value of acquisition-related whole blood inventory acquired from Pall as well as an approximately $7.0 million inventory reserve recorded related to a quality matter. This reserve is related to the removal of affected whole blood collection sets from inventory for destruction or rework based on a quality matter detected during the third quarter of fiscal 2013. Additionally, the decrease in gross profit margin included the combined impact of whole blood disposable sales, as whole blood gross margins are lower than gross margins for our complete product line. These decreases were partially offset by reduced equipment depreciation expense as a result of a change in estimated useful lives implemented during the year ended March 30, 2013. The effect of this change in estimate was a reduction of depreciation expense in fiscal 2013 by $4.5 million, an increase in income net of tax of $3.3 million and an increase in basic and diluted earnings per share of $0.09.
Operating Expenses

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012	% Increase/(Decrease) 14 vs. 13	% Increase/(Decrease) 13 vs. 12
Research and development	$54,200	$44,394	$36,801	22.1%	20.6%
% of net revenues	5.8%	5.0%	5.1%
Selling, general and administrative	$365,127	$323,053	$243,681	13.0%	32.6%
% of net revenues	38.9%	36.2%	33.5%
Asset write-downs	$1,711	$4,247	$—	(59.7)%	—
% of net revenues	0.2%	0.5%	—%
Total operating expenses	$421,038	$371,694	$280,482	13.3%	32.5%
% of net revenues	44.9%	41.7%	38.5%
Research and Development
Research and development increased 22.1% during fiscal 2014. This increase includes a $3.6 million in-process research and development charge related to the acquisition of certain technology and manufacturing rights to be used in a next generation device, which was recorded during the second quarter of 2014. Excluding the impact of the in-process research and development charge, research and development was 5.4% of net revenues. Other increases are primarily due to additional staff and program spending related to the whole blood acquisitions, new research initiatives and development programs.
Research and development increased 20.6% during fiscal 2013. This increase is primarily due to additional staff and program spending related to the whole blood acquisition and related product initiatives, as well as a general increase in development programs to support long-term product plans and increase our competitiveness.
Selling, General and Administrative
During fiscal 2014, selling, general and administrative expenses increased 13.0%. Without the effects of foreign exchange, selling, general and administrative expenses increased 15.0% during fiscal 2014. The increase during fiscal 2014 is primarily related to a $21.1 million increase in restructuring and transformation costs due to VCC initiatives. We also incurred incremental costs of approximately $21.0 million associated with operating the whole blood business for the entire year as compared to eight months in the prior year, of which approximately $7.0 million relates to the amortization of acquired intangible assets.
During fiscal 2013, selling, general and administrative expenses increased 32.6%. Without the effects of foreign exchange, selling, general and administrative expenses increased 30.6% during fiscal 2013. This increase includes acquisition and integration expenses associated with the whole blood acquisition of $37.3 million compared to approximately $3.0 million of whole blood transaction costs incurred in fiscal 2012. We also incurred approximately $35.2 million of expenses associated with operating the whole blood business following the August 1, 2012 acquisition, of which approximately $10.5 million relates to the amortization of acquired intangible assets. The remainder of the growth is related to investments in the global sales organization, particularly emerging markets, and information technology infrastructure to support increased revenue levels. We also incurred higher incentive compensation in fiscal 2013 as financial performance versus established financial targets improved as compared to fiscal 2012.
Asset Write-Down
We recorded an asset write-down of $1.7 million in the fourth quarter of fiscal 2014 associated with exit activities related to our VCC and integration initiatives.
We recorded an asset write-down of $4.2 million in the fourth quarter of fiscal 2013 associated with exit activities related to technologies originally acquired from Arryx, Inc.

Other income (expense), net
Other expense, net, increased during fiscal 2014 as compared to the same periods of fiscal 2013 primarily due to $4.4 million of incremental interest expense from the term loan established in connection with the whole blood acquisition. The effective interest rate on the term loan outstanding as of March 29, 2014 is approximately 1.89%.
Taxes

	March 29, 2014	March 30, 2013	March 31, 2012	% Increase/(Decrease) 14 vs. 13	% Increase/(Decrease) 13 vs. 12
Reported income tax rate	3.4%	22.2%	25.3%	(18.8)%	(3.1)%

Reported Tax Rate

We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions and the United States.  Our reported tax rate is lower than the U.S. statutory tax rate in all periods due primarily to our jurisdictional mix of earnings as the income earned in our foreign subsidiaries is taxed at a lower tax rate.

The reported tax rate for the year ended March 29, 2014 was 3.4%. Our tax rate is lower than our tax rates of 22.2% and 25.3% for the years ended March 30, 2013 and March 21, 2012, respectively. The decrease in our tax rate is primarily due to changes in our jurisdictional mix of earnings, a bad debt deduction claimed on an intercompany loan and the release of certain previously established tax reserves in connection with the closure of certain tax statutes of limitations.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	March 29, 2014	March 30, 2013
Cash & cash equivalents	$192,469	$179,120
Working capital	$406,048	$416,866
Current ratio	2.9	3.3
Net debt position (1)	$(245,218)	$(300,974)
Days sales outstanding (DSO)	62	62
Disposables finished goods inventory turnover	4.2	4.0
_______________________________________

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

Our capital resources consist of cash and cash equivalents, our ability to generate cash flow from operations and available borrowings under our credit facility and lines of credit. As discussed earlier in Management’s Discussion and Analysis, during fiscal 2014 our business was negatively impacted by changes in blood management practices and actions taken by U.S. blood center customers in response to related reductions in demand for blood products. We expect these trends to continue to negatively impact revenue and cash flow from operations in fiscal 2015, including the loss of revenues from the American Red Cross whole blood contract.

During fiscal 2014 we initiated the VCC program that includes a significant transformation of our manufacturing network designed to reduce product costs and increase the efficiency of our supply chain. The program has and will require cash expenditures for plant exit and closure costs including separation benefits, new plant construction and temporary increases in inventory levels as manufacturing is transitioned to new facilities. We paid $72.9 million in cash related to restructuring, transformation costs and capital expenditures associated with the VCC initiatives during fiscal 2014. We estimate we will pay an additional $100.0 million in cash in fiscal 2015 related to our VCC initiatives, including our manufacturing network optimization and commercial excellence and productivity activities.

As of March 29, 2014, we had approximately $192.5 million in cash and cash equivalents. We currently have a credit facility with certain lenders which provides for a $475.0 million term loan and a $50.0 million revolving loan. The credit facility has a term of five years and matures on August 1, 2017. As of March 29, 2014, $437.9 million of the term loan was outstanding, and all $50.0 million of the revolving credit facility was undrawn. We also have lines of credit to fund our global operations and there are no outstanding borrowings as of March 29, 2014. The credit facility contains covenants requiring us to maintain certain financial ratios. Any failure to comply with the financial and or other operating covenants of the credit facility would prevent us from being able to borrow under the revolving credit facility and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. As of March 29, 2014, we were in compliance with the covenants.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and option exercises. Although cash flow from operations will be negatively impacted by the trends noted above, we believe these sources are sufficient to fund our cash requirements over at least the next twelve months, as expected which are primarily payments associated with VCC initiatives described above, share repurchases, capital expenditures, cash payments under the loan agreement, investments and other acquisitions. These are described in more detail in Contractual Obligations below.

Cash Flow Overview:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012	Increase/(Decrease) 14 vs. 13	Increase/(Decrease) 13 vs. 12
Net cash provided by (used in):
Operating activities	$139,524	$85,074	$115,318	$54,450	$(30,244)
Investing activities	(105,830)	(596,395)	(52,196)	490,565	(544,199)
Financing activities	(20,700)	461,853	(30,470)	(482,553)	492,323
Effect of exchange rate changes on cash and cash equivalents(1)	355	(273)	(498)	628	225
Net increase/(decrease) in cash and cash equivalents	$13,349	$(49,741)	$32,154	$63,090	$(81,895)
_______________________________________

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

In fiscal 2014, the Company did not repurchase shares of its common stock.
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

Operating Activities:

Net cash provided by operating activities was $139.5 million during fiscal 2014, an increase of $54.5 million as compared to fiscal 2013 primarily due to higher cash receipts associated with strong collections which more than offset increased expenditures for inventory. Additionally, initial investments in accounts receivable were required in fiscal 2013 as existing accounts receivable were not acquired in the whole blood acquisition, negatively impacting net cash provided by operating activities in the prior year.

Net cash provided by operating activities was $85.1 million during fiscal 2013, a decrease of $30.2 million as compared to fiscal 2012 primarily due to higher payments of acquisition and integration related costs and working capital investments related to sales from the whole blood business, as accounts receivable were not included in the acquired assets.

Investing Activities:

Net cash used in investing activities was $105.8 million during fiscal 2014, a decrease of $490.6 million as compared to fiscal 2013 primarily due to the $535.2 million paid for the whole blood acquisition, of which $475.0 million was funded by term loan borrowings discussed above. Investing activities also included $23.1 million paid for the acquisition of Hemerus Medical, LLC, and $73.6 million of capital expenditures including $18.0 million related to our manufacturing network transformation activities.

Net cash used in investing activities was $596.4 million during fiscal 2013, an increase of $544.2 million as compared to fiscal 2012 due to the use of $535.2 million to acquire the whole blood business, of which $475.0 million was funded by term loan borrowings discussed above. The increase in net cash used in investing activities also included higher capital expenditures primarily related to the expansion of our installed equipment base with customers, particularly for plasma and hospital equipment.

Financing Activities:

Net cash used in financing activities was $20.7 million during fiscal 2014, a decrease of $482.6 million as compared to fiscal 2013 primarily due to the $475.0 million term loan borrowed in fiscal 2013 to finance the whole blood acquisition. Financing activities included $22.8 million of proceeds from the exercise of share-based compensation, offset by $37.1 million of debt repayments related to term loan repayments and an additional $5.5 million of short term debt repayments in foreign jurisdictions.

Net cash provided by financing activities was $461.9 million during the fiscal 2013, an increase of $492.3 million as compared to the fiscal 2012, due primarily to a $475.0 million term loan used to finance the whole blood acquisition, $15.1 million of incremental proceeds from the exercise of share-based compensation and $5.6 million of short term borrowings from the fluctuation of working capital in Japan. These were offset by $5.5 million of debt issuance costs paid related to the term loan closing. Net cash used to fund share repurchases under common stock repurchase programs was $50.0 million during fiscal 2013 and 2012.
Contractual Obligations
A summary of our contractual and commercial commitments as of March 29, 2014, is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$437,687	$45,630	$249,947	$142,110	$—
Operating leases	22,928	6,991	8,498	7,439	—
Purchase commitments*	110,678	95,678	15,000	—	—
Expected retirement plan benefit payments	17,345	2,023	3,804	3,223	8,295
Employee related commitments	22,069	16,710	5,359	—	—
Total contractual obligations	$610,707	$167,032	$282,608	$152,772	$8,295
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

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $5.6 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.
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

Although we have not incurred significant losses on government receivables to date, we continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries' healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.
Contingent Commitments

In 2014, we acquired the business assets of Hemerus Medical, LLC, a company that develops innovative technologies for the collection of whole blood and processing and storage of blood components, including SOLX storage solutions. We paid $24.1 million for the Hemerus assets and may pay an additional $3.0 million contingent upon receipt of an FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing. Additionally, up to $14.0 million may be paid dependent on future sales levels of SOLX-based products.

Legal Precedings
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.
Fenwal (Fresenius) Patent Infringement
For the past seven years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
Most recently, we have pursued a patent infringement action in Germany against Fenwal, and its European and German subsidiary. On September 20, 2010, we filed a patent infringement action in Germany. In response, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action on December 1, 2010. In January 2014, we received a final ruling which narrowed the scope of our patent. This ruling will prevent us from further claims of infringement and effectively ends our claims against Fenwal.
Italian Employment Litigation
We have recently received notices from employees of the facility in Ascoli-Piceno, Italy where we are discontinuing operations of claimed violations of employment related contracts. Seventy-two employees served actions in February 2014 claiming their working conditions should have been established by the national collective bargaining agreement for the chemical and pharmaceutical industries rather than the one actually used. They claim applying the alternative bargaining agreement would have resulted in slightly higher minimum salaries according to their job functions. Also in February, sixty-eight employees served actions claiming that certain solidarity agreements are void. Solidarity agreements are arrangements between the company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand. As of March 29, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.5 million, however it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. As such, no amounts have been accrued. We may receive other, similar claims, in the future.
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
Foreign Exchange
During fiscal 2014, approximately 46.6% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. Our primary foreign currency exposures relate to sales denominated in the Euro, the Japanese Yen and the Australian Dollar. We also have foreign currency exposure related to manufacturing and other operational costs denominated in the Swiss Franc, the British Pound, the Canadian Dollar, and the Mexican Peso. The Euro, Yen and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in these foreign currencies. Since our foreign currency denominated Euro, Yen and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to these currencies, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to these currencies, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, the Canadian Dollar and the Mexican Peso, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, the British Pound, the Canadian Dollar, the Mexican Peso and the Australian Dollar. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, to the extent hedged, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

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
Presented below are the spot rates for our Euro, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound, Swiss Franc and Mexican Peso cash flow hedges that settled during fiscal 2014 and 2013 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in the Euro, the Japanese Yen and the Australian Dollar. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, Swiss Francs and Mexican Pesos. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (US$ per Euro)
FY12	1.24	(9)%	1.30	(8)%	1.36	(5)%	1.37	1%
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY12	88.99	9%	85.65	10%	81.73	8%	82.45	8%
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
Australian Dollar - Hedge Spot Rate (AUD per US$)
FY 14	—	—	0.92	—	0.91	—	0.92	—
FY 15	0.90	—	0.94	(3)%	0.94	(3)%	0.90	2%

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY12	1.05	(5)%	1.03	(6)%	1.00	(7)%	0.99	(4)%
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—	—	—	—	—	—	—
British Pound - Hedge Spot Rate (US$ per GBP)
FY12	1.50	(2)%	1.54	7%	1.57	4%	1.58	1%
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY12	1.05	—	1.01	(4)%	0.96	(8)%	0.92	(12)%
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.91	(1)%	0.89	(4)%
Mexican Peso - Hedge Spot Rate (MXN per US$)
FY14	12.34	—	12.35	—	12.22	—	12.20	—
FY15	12.40	1%	13.06	6%	13.09	7%	13.08	7%
_______________________________________

We generally place our cash flow hedge contracts on a rolling twelve month basis.

Recent Accounting Pronouncements
New pronouncements issued but not effective until after March 29, 2014 are not expected to have a material impact on financial position, results of operation or liquidity.
Guidance to be Implemented

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.
Standards Implemented

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02,Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note; any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended June 29, 2013

In July 2013 FASB issued ASU 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 amends ASC 815 to include the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have evaluated the amendments and concluded that these do not impact our financial statements as we have not entered into transactions with Fed Funds Effective Swap Rate.

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
Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles - Goodwill and Other, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. We first perform a qualitative test and if necessary, perform a quantitative test.
Prior to fiscal 2014 we determined we operated a single operating segment, blood management solutions, based on our chief operating decision maker ("CODM") primarily using consolidated results to make operating and strategic decisions. Our reporting units for purposes of assessing goodwill impairment prior to fiscal 2014 were medical devices and software. During fiscal 2014 our CODM utilized financial results by operating units organized primarily on geography due to changes in the composition in the executive staff reporting to the CODM. Based on these changes we determined the five operating units noted above represent operating segments as defined under ASC 280 - Segment Reporting. Following this change we determined our reporting units for purposes of assessing goodwill impairment by identifying our operating segments and assessing whether segment management regularly reviews the operating results of any components. Through this process, we concluded that our reporting units were the same as our operating segments, which are the following operating units organized based primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia-Pacific and Japan. Goodwill was reallocated from the medical device and software reporting units to the new reporting units based on a relative fair value basis.
The quantitative test is based on a discounted cash flow analysis or other valuation techniques, such as the market approach, for each reporting unit. In fiscal 2014, we determined the fair value of our reporting units based on the market approach. Under the market approach, we estimate the fair value of our reporting units based on a combination of, a) market multiples of current year earnings before interest, taxes, depreciation and amortization (“EBITDA”) and b) net revenues for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples, such as recent divestitures/acquisitions, facts and circumstances surrounding the market and growth rates. Management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other data. EBITDA and revenue multiples can also be significantly impacted by future growth opportunities for the reporting unit as well as for the company itself, general market and geographic sentiment, and pending or recently completed merger transactions.
The fair values of our reporting units in fiscal 2012 and 2013 were determined using an income approach. Under the income approach, the fair value of a reporting unit is based on the present value of future cash flows using appropriate discount rates, growth rates, operating margins and future market conditions amongst others. We changed our valuation approach to assessing goodwill impairment in fiscal 2014 in connection with the change in reporting units. ASC 350, Intangibles - Goodwill and Other defines the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We utilized the market approach as we determined relevant comparable information was available, and accordingly such method was an appropriate alternative to the income method based on cost-benefit considerations.
These tests showed no evidence of impairment to our goodwill for fiscal 2014, 2013 or 2012 and demonstrated that the fair value of each reporting unit exceeded the reporting unit’s carrying value in each period. During March 2014, circumstances arose that indicated a potential impairment. We performed an interim impairment test with the new information and noted that the fair value of our reporting units still exceeded their carrying values.
We review intangible assets subject to amortization at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. During March 2014, circumstances arose that indicated a potential impairment of certain intangible assets subject to amortization. We performed the recoverability test described below for the relevant asset group and determined expected undiscounted cash flows exceeded the carrying value of the asset group.
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

Income Taxes

The income tax provision is calculated for all jurisdictions in which we operate. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items which are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of our deferred tax assets that are not more-likely-than-not realizable

We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed which we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.
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

In certain acquisitions, we have earn-out arrangements or contingent consideration to provide potential future payments to the seller for achieving certain agreed-upon financial targets. We record the contingent consideration at its fair value at the acquisition date. Generally, we have entered into arrangements with contingent consideration that require payments in cash. As such, we periodically revalue the contingent consideration obligations associated with certain acquisitions to their current fair value and record the change in the fair value as contingent consideration income or expense within selling, general and administrative. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates, and changes in assumed probability adjustments with respect to regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration income or expense we record in any given period.
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

Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: the effects of disruption from the manufacturing transformation making it more difficult to maintain relationships with employees and timely deliver high quality products, unexpected expenses incurred during our VCC initiatives, technological advances in the medical field and standards for transfusion medicine, our ability to successfully implement products that incorporate such advances and standards, demand for whole blood and blood components, product quality, market acceptance, regulatory uncertainties, the ability of our contract manufacturing vendors to timely supply high quality goods, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.
Foreign Exchange Risk
See the section above entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and costs. We do not use the financial instruments for speculative or trading activities. At March 29, 2014, we had the following significant foreign exchange contracts to hedge the anticipated foreign currency cash flows outstanding. The contracts have been organized into maturity groups and the related quarter that we expect the hedge contract to affect our earnings.

Hedged Currency	(BUY)/SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value Gain/(Loss)	Maturity	Quarter Expected to Affect Earnings
EUR	7,679,000	1.339	1.340	$(296,508)	Mar 2014 - May 2014	Q1 FY15
EUR	9,224,000	1.350	1.351	$(254,173)	Jun 2014 - Aug 2014	Q2 FY15
EUR	9,710,000	1.350	1.351	$(264,557)	Sep 2014 - Nov 2014	Q3 FY15
EUR	11,801,000	1.372	1.372	$(76,434)	Dec 2014 - Feb 2015	Q4 FY15
YEN	1,051,671,000	97.31 per US$	97.10 per US$	$553,300	Mar 2014 - May 2014	Q1 FY15
YEN	1,395,050,000	98.18 per US$	97.95 per US$	$594,600	Jun 2014 - Aug 2014	Q2 FY15
YEN	1,417,157,000	101.09 per US$	100.84 per US$	$187,286	Sep 2014 - Nov 2014	Q3 FY15
YEN	1,335,478,000	102.44 per US$	102.19 per US$	$(1,868)	Dec 2014 - Feb 2015	Q4 FY15
GBP	(652,000)	1.548	1.545	$70,760	Feb 2014 - Apr 2014	Q1 FY15
GBP	(2,015,000)	1.567	1.564	$178,010	May 2014 - Jul 2014	Q2 FY15
GBP	(1,822,000)	1.622	1.618	$61,643	Aug 2014 - Oct 2014	Q3 FY15
GBP	(989,000)	1.651	1.646	$4,712	Nov 2014 - Jan 2015	Q4 FY15
GBP	(331,000)	1.668	1.663	$(3,915)	Feb 2015 - Apr 2015	Q1 FY16
CHF	(5,587,000)	0.94 per US$	0.94 per US$	$347,153	Apr 2014 - Jun 2014	Q1 FY15
CHF	(5,583,000)	0.92 per US$	0.92 per US$	$211,200	Jul 2014 - Sep 2014	Q2 FY15
CHF	(5,274,000)	0.90 per US$	0.90 per US$	$107,029	Oct 2014 - Dec 2014	Q3 FY15
CHF	(3,186,000)	0.89 per US$	0.89 per US$	$8,575	Jan 2015 - Mar 2015	Q4 FY15
MXN	(11,789,000)	12.89 per US$	13.05 per US$	$(7,039)	Feb 2014 - Apr 2014	Q1 FY15
MXN	(39,893,000)	13.06 per US$	13.28 per US$	$14,675	May 2014 - Jul 2014	Q2 FY15
MXN	(48,046,000)	13.09 per US$	13.39 per US$	$19,558	Aug 2014 - Oct 2014	Q3 FY15
MXN	(42,013,000)	13.08 per US$	13.42 per US$	$4,660	Nov 2014 - Jan 2015	Q4 FY15
MXN	(13,569,000)	13.29 per US$	13.67 per US$	$14,039	Feb 2015 - Apr 2015	Q1 FY16
AUD	2,286,000	0.892	0.877	$(99,908)	Mar 2014 - May 2014	Q1 FY15
AUD	3,269,000	0.944	0.926	$29,304	Jun 2014 - Aug 2014	Q2 FY15
AUD	3,663,000	0.938	0.917	$22,028	Sep 2014 - Nov 2014	Q3 FY15
AUD	3,296,000	0.899	0.879	$(81,504)	Dec 2014 - Feb 2015	Q4 FY15
				$1,342,626
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $11.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US dollar would result in a $12.6 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our Credit Facilities for the fiscal year ended March 29, 2014 was $437.9 million with an interest rate of 1.563% based on prevailing Adjusted LIBOR rates. An increase of 100 basis points in Adjusted LIBOR rates would result in additional annual interest expense of $4.4 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 29, 2014 and March 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 29, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at March 29, 2014 and March 30, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation and subsidiaries' internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 22, 2014 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
May 22, 2014

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012

Net revenues	$938,509	$891,990	$727,844
Cost of goods sold	470,144	463,859	358,604
Gross profit	468,365	428,131	369,240
Operating expenses:
Research and development	54,200	44,394	36,801
Selling, general and administrative	365,127	323,053	243,681
Asset write-down	1,711	4,247	—
Total operating expenses	421,038	371,694	280,482
Operating income	47,327	56,437	88,758
Other (expense) income, net	(10,926)	(6,540)	740
Income before provision for income taxes	36,401	49,897	89,498
Provision for income taxes	1,253	11,097	22,612
Net income	$35,148	$38,800	$66,886

Net income per share - basic	$0.68	$0.76	$1.32
Net income per share - diluted	$0.67	$0.74	$1.30

Weighted average shares outstanding
Basic	51,611	51,349	50,727
Diluted	52,377	52,259	51,590
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012

Net income	$35,148	$38,800	$66,886

Other comprehensive loss:
Impact of defined benefit plans, net of tax	481	(820)	(3,988)
Foreign currency translation adjustment	(935)	(4,705)	(2,813)
Unrealized gain on cash flow hedges, net of tax	5,001	4,594	3,140
Reclassifications into earnings of cash flow hedge (gains)/losses, net of tax	(8,570)	(2,746)	3,230
Other comprehensive loss	(4,023)	(3,677)	(431)
Comprehensive income	$31,125	$35,123	$66,455

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 29, 2014	March 30, 2013
ASSETS

Current assets:
Cash and cash equivalents	$192,469	$179,120
Accounts receivable, less allowance of $1,676 at March 29, 2014 and $1,727 at March 30, 2013	164,603	170,111
Inventories, net	197,661	183,784
Deferred tax asset, net	14,144	13,782
Prepaid expenses and other current assets	54,099	50,213
Total current assets	622,976	597,010
Net property, plant and equipment	271,437	256,953
Other assets:
Intangible assets	271,159	264,388
Goodwill	336,768	330,474
Deferred tax asset	1,184	1,751
Other long-term assets	10,654	11,341
Total other assets	619,765	607,954
Total assets	$1,514,178	$1,461,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$45,630	$23,150
Accounts payable	53,562	49,893
Accrued payroll and related costs	54,913	45,697
Accrued income taxes	3,113	4,053
Other liabilities	59,710	57,351
Total current liabilities	216,928	180,144
Long-term debt, net of current maturities	392,057	456,944
Long-term deferred tax liability	29,664	29,552
Other long-term liabilities	37,641	26,095
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 52,041,189 shares at March 29, 2014 and 51,031,563 shares at March 30, 2013	520	510
Additional paid-in capital	402,611	365,040
Retained earnings	433,347	398,199
Accumulated other comprehensive income	1,410	5,433
Total stockholders’ equity	837,888	769,182
Total liabilities and stockholders’ equity	$1,514,178	$1,461,917

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Earnings	Income/(Loss)	Equity
Balance, April 2, 2011	51,320	$513	$302,452	$373,630	$9,541	$686,136
Employee stock purchase plan	154	2	3,721	—	—	3,723
Exercise of stock options and related tax benefit	738	7	17,021	—	—	17,028
Shares repurchased	(1,704)	(17)	(10,248)	(39,733)	—	(49,998)
Issuance of restricted stock, net of cancellations	96	1	—	—	—	1
Stock compensation expense	—	—	9,286	—	—	9,286
Net income	—	—	—	66,886	—	66,886
Other comprehensive loss	—	—	—	—	(431)	(431)
Balance, March 31, 2012	50,604	$506	$322,232	$400,783	$9,110	$732,631
Employee stock purchase plan	151	1	4,141	—	—	4,142
Exercise of stock options and related tax benefit	1,398	14	35,801	—	—	35,815
Stock-based compensation adjustment related to acquisition	—	—	504	—	—	504
Shares repurchased	(1,236)	(12)	(8,607)	(41,384)	—	(50,003)
Issuance of restricted stock, net of cancellations	115	1	—	—	—	1
Stock compensation expense	—	—	10,969	—	—	10,969
Net income	—	—	—	38,800	—	38,800
Other comprehensive loss	—	—	—	—	(3,677)	(3,677)
Balance, March 30, 2013	51,032	$510	$365,040	$398,199	$5,433	$769,182
Employee stock purchase plan	161	2	5,227	—	—	5,229
Exercise of stock options and related tax benefit	740	7	19,263	—	—	19,270
Issuance of restricted stock, net of cancellations	108	1	—	—	—	1
Stock compensation expense	—	—	13,081	—	—	13,081
Net income	—	—	—	35,148	—	35,148
Other comprehensive loss	—	—	—	—	(4,023)	(4,023)
Balance, March 29, 2014	52,041	$520	$402,611	$433,347	$1,410	$837,888
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 29, 2014	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net income	$35,148	$38,800	$66,886
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	81,740	65,481	49,966
Amortization of financing costs	1,505	1,139	—
Stock compensation expense	13,081	10,969	9,286
Deferred tax expense	(202)	589	5,878
Purchased in process research and development	3,569	—	—
Loss on sale of property, plant and equipment	293	351	772
Unrealized (gain)/loss from hedging activities	(128)	700	166
Changes in fair value of contingent consideration	45	—	(2,154)
Asset write-down	2,587	4,247	—
Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	6,154	(38,080)	(10,539)
Increase in inventories	(12,684)	(18,685)	(32,528)
(Increase)/decrease in prepaid income taxes	1,175	(4,025)	3,058
Decrease/(increase) in other assets and other long-term liabilities	3,176	(6,187)	3,156
Tax benefit of exercise of stock options	1,649	4,194	1,958
Increase in accounts payable and accrued expenses	2,416	25,581	19,413
Net cash provided by operating activities	139,524	85,074	115,318
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(73,648)	(62,188)	(53,198)
Proceeds from sale of property, plant and equipment	488	1,968	1,002
Acquisition of Whole Blood Business	—	(535,175)	—
Acquisition of Hemerus	(23,124)	(1,000)	—
Other acquisitions	(9,546)	—	—
Net cash used in investing activities	(105,830)	(596,395)	(52,196)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(964)	(886)	(815)
Net (decrease)/increase in short-term loans	(5,521)	7,446	(288)
Term loan borrowings	—	475,000	—
Repayment of term loan borrowings	(37,063)	—	—
Debt issuance costs	—	(5,467)	—
Proceeds from employee stock purchase plan	5,229	4,142	3,723
Proceeds from exercise of stock options	15,224	27,517	15,475
Excess tax benefit on exercise of stock options	2,395	4,101	1,433
Share repurchase	—	(50,000)	(49,998)
Net cash (used in)/provided by financing activities	(20,700)	461,853	(30,470)
Effect of exchange rates on cash and cash equivalents	355	(273)	(498)
Net Increase/(Decrease) in Cash and Cash Equivalents	13,349	(49,741)	32,154
Cash and Cash Equivalents at Beginning of Year	179,120	228,861	196,707
Cash and Cash Equivalents at End of Year	$192,469	$179,120	$228,861
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$10,584	$21,677	$18,333
Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,942	$5,910	$414
Income taxes paid	$1,493	$13,178	$10,764
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
Our information technology platforms are used by blood and plasma collectors to improve the safety and efficiency of blood collection logistics by eliminating previously manual functions at not-for-profit blood centers and commercial plasma centers which are operated by our bio-pharmaceutical customers. Our platforms are also used by hospitals to enable hospital administrators to monitor and measure blood management practices and to manage processes within transfusion services. Our information technology platforms allow all customers to better manage processes across the blood supply chain, comply with regulatory requirements, and identify increased opportunities to reduce costs.

On November 30, 2012 we completed a two-for-one split of our common stock in the form of a stock dividend. Unless otherwise indicated, all common stock shares and per share information referenced within the Consolidated Financial Statements have been retroactively adjusted to reflect the stock split. The exercise price of each outstanding option has also been proportionately and retroactively adjusted for all periods presented. Par value per share and authorized shares were however not affected by the stock split.

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

We considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. Refer to Note 20 - Subsequent Events for further information.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2014, 2013 and 2012 each includes 52 weeks with each quarter having 13 weeks.
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
Revenue Recognition
Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition, and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We may have multiple contracts with the same customer and each contract is typically treated as a separate arrangement. When more than one element such as equipment, disposables, and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by third-party evidence of selling price or by management's best estimate of selling price. For our software arrangements accounted for under the provisions of ASC 985-605, Software, we establish fair value of undelivered elements based upon vendor specific objective evidence.

Product Revenues

Product sales consist of the sale of our disposable whole blood and blood component collection sets, equipment devices and the related disposables used with these devices. On product sales to end customers, revenue is recognized when both the title and risk of loss have transferred to the customer as determined by the shipping terms and all obligations have been completed. For product sales to distributors, we recognize revenue for both equipment and disposables upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Payments from distributors are not contingent upon resale of the product.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Translation of Foreign Currencies
All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses, including those resulting from inter-company transactions, are charged directly to earnings and included in other income, net on the consolidated statements of income. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive income on the consolidated balance sheet.
Cash and Cash Equivalents
Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 29, 2014, our cash and cash equivalents consisted of investments in United States Government Agency and institutional money market funds.
Allowance for Doubtful Accounts
We establish a specific allowance for customers when it is probable that they will not be able to meet their financial obligation. Customer accounts are reviewed individually on a regular basis and appropriate reserves are established as deemed appropriate. We also maintain a general reserve using a percentage that is established based upon the age of our receivables and our collection history. We establish allowances for balances not yet due and past due accounts based on past experience.
Property, Plant and Equipment
Property, plant and equipment is recorded at historical cost. We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

Asset Classification	Estimated Useful Lives
Building	30 Years
Building improvements	5-20 Years
Plant equipment and machinery	3-15 Years
Office equipment and information technology	3-10 Years
Haemonetics equipment	3-7 Years

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Maintenance and repairs are expensed to operations as incurred. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the statements of income.
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

Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. We first perform a qualitative test and if necessary, perform a quantitative test.

Prior to fiscal 2014 we determined we operated a single operating segment, blood management solutions, based on our chief operating decision maker (“CODM”) primarily using consolidated results to make operating and strategic decisions. Our reporting units for purposes of assessing goodwill impairment prior to fiscal 2014 were medical devices and software. During fiscal 2014 our CODM utilized financial results by operating units organized primarily on geography due to changes in the composition in the executive staff reporting to the CODM. Based on these changes we determined the five operating units noted above represent operating segments as defined under ASC 280 - Segment Reporting. Following this change we determined our reporting units for purposes of assessing goodwill impairment by identifying our operating segments and assessing whether segment management regularly reviews the operating results of any components. Through this process, we concluded that our reporting units were the same as our operating segments, which are the following operating units organized based primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia-Pacific and Japan. Goodwill was reallocated from the medical device and software reporting units to the new reporting units based on a relative fair value basis.
The quantitative test is based on a discounted cash flow analysis or other valuation techniques, such as the market approach, for each reporting unit. In fiscal 2014, we determined the fair value of our reporting units based on the market approach. Under the market approach, we estimate the fair value of our reporting units based on a combination of, a) market multiples of current year earnings before interest, taxes, depreciation and amortization (“EBITDA”) and b) net revenues for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples, such as recent divestitures/acquisitions, facts and circumstances surrounding the market and growth rates. Management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results, business plans, economic projections, anticipated future cash flows, and other data. EBITDA and revenue multiples can also be significantly impacted by future growth opportunities for the reporting unit as well as for the company itself, general market and geographic sentiment, and pending or recently completed merger transactions.
The fair values of our reporting units in fiscal 2012 and 2013 were determined using an income approach. Under the income approach, the fair value of a reporting unit is based on the present value of future cash flows using appropriate discount rates, growth rates, operating margins and future market conditions amongst others. We changed our valuation approach to assessing goodwill impairment in fiscal 2014 in connection with the change in reporting units. ASC 350, Intangibles - Goodwill and Other defines the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We utilized the market approach as we determined relevant comparable information was available, and accordingly such method was an appropriate alternative to the income method based on cost-benefit considerations.
These tests showed no evidence of impairment to our goodwill for fiscal 2014, 2013 or 2012 and demonstrated that the fair value of each reporting unit exceeded the reporting unit’s carrying value in each period. During March 2014, circumstances arose that indicated a potential impairment. We performed an interim impairment test with the new information and noted that the fair value of our reporting units still exceeded their carrying values.
We review intangible assets subject to amortization at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. During March 2014, circumstances arose that indicated a potential impairment of certain intangible assets subject to amortization. We performed the recoverability test described below for the relevant asset group and determined expected undiscounted cash flows exceeded the carrying value of the asset group.
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
Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed
ASC Topic 985-20, Software, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers, at which point capitalized costs are amortized over their estimated useful life of seven years. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed.
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
The items included in the fiscal year end balances were:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	March 29, 2014	March 30, 2013
VAT liabilities	$7,114	$5,121
Forward contracts	1,255	1,786
Deferred revenue	24,777	23,737
All other	26,564	26,707
Total	$59,710	$57,351

Research and Development Expenses
All research and development costs are expensed as incurred.
Advertising Costs
All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $3.6 million, $4.6 million, and $4.5 million for 2014, 2013 and 2012, respectively.
Accounting for Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
Income Taxes
The income tax provision is calculated for all jurisdictions in which we operate. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items which are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of our deferred tax assets that are not more-likely-than-not realizable.
We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed which we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.

Derivative Instruments

We account for our derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for the change in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as a hedging instrument for accounting purposes, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In addition, ASC 815 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not use derivative financial instruments for trading or speculation purposes.
The gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other income in our consolidated statements of income when the underlying hedged transaction affects earnings. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. We recorded foreign currency losses on designated and non-designated hedges of $0.5 million, $0.8 million, and $0.4 million in fiscal 2014, 2013 and 2012, respectively.

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
In certain acquisitions, we have earn-out arrangements or contingent consideration to provide potential future payments to the seller for achieving certain agreed-upon financial targets. We record the contingent consideration at its fair value at the acquisition date. Generally, we have entered into arrangements with contingent consideration that require payments in cash. As such, each quarter, we revalue the contingent consideration obligations associated with certain acquisitions to their then fair value and record the change in the fair value as contingent consideration income or expense. These changes are recorded in selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates, and changes in assumed probability adjustments with respect to regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration income or expense we record in any given period.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2014, no one customer accounted for more than 10% of our revenues. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society ("JRC"), amounted to $90.1 million, and $99.5 million for 2013, and 2012, respectively. JRC accounted for 10.7%, 9.0%, and 15.3% of our consolidated accounts receivable at fiscal year ended 2014, 2013, and 2012, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain other markets and industries can expose us to concentrations of credit risk. For example, in our bio-pharmaceutical business, our sales are concentrated with several large customers. As a result, our accounts receivable extended to any one of these bio-pharmaceutical customers can be significant at any point in time. Also, a portion of our trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. We have not incurred significant losses on government receivables. We continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

Recent Accounting Pronouncements

Guidance to be Implemented

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.
Standards Implemented

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02,Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note; any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance during the three months ended June 29, 2013

In July 2013 FASB issued ASU 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 amends ASC 815 to include the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We have evaluated the amendments and conclude that these do not impact our financial statements as we have not entered into transactions with Fed Funds Effective Swap Rate.

3.ACQUISITIONS
Acquisitions were completed in fiscal 2014 and fiscal 2013 as part of our growth initiatives.
Fiscal Year 2014 Acquisition

Hemerus Acquisition

On April 30, 2013, we completed the acquisition of certain assets of Hemerus Medical, LLC ("Hemerus"), a Minnesota based company that develops innovative technologies for the collection of whole blood and processing and storage of blood components. Hemerus has received U.S Food and Drug Administration (FDA) approval for SOLX® whole blood collection system for eight hour storage of whole blood prior to processing. Hemerus previously received Conformité Européenne or CE

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mark in the European Union to market SOLX as the world's first 56-day red blood cell storage solution. We paid $24.1 million and will pay an additional $3.0 million upon a further FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing. We will also pay up to $14.0 million based on future sales of SOLX-based products through fiscal 2025.

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

The assets acquired from Hemerus were recorded at fair value at the date of acquisition.

The final purchase price allocation is as follows:

Asset class	Amounts recognized as of March 29, 2014
Acquired technology	$22,800
Trade name	1,900
Customer relationship	600
Goodwill	6,425
Total	$31,725

The fair value of the acquired assets and liabilities are reflected in the Consolidated Balance Sheets. The acquired assets are amortized over the estimate of their useful lives on a straight-line basis. We recorded $2.3 million in amortization expense relating to the acquired intangible assets for the fiscal year ended March 29, 2014.

Goodwill represents the excess of the purchase price over the fair value of the net assets. Goodwill of $6.4 million primarily represents future economic benefits expected to arise from the work force and synergies expected to be gained from the integration of SOLX into our whole blood products. Prior to the acquisition, we had not conducted any business with Hemerus. All of the domestic goodwill is deductible for tax purposes.

Contingent consideration

As described above, we will pay the sellers of Hemerus assets up to $14.0 million based on future sales of SOLX. We recognized a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We will revalue this liability each reporting period and record necessary changes in the fair value in our consolidated statements of income. As of March 29, 2014, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay related to future SOLX sales is $14.0 million. Additionally, we will pay $3.0 million upon FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing. The carrying value of this liability is $7.6 million as of March 29, 2014.

Contingent consideration liabilities are measured at fair value using projected revenues, discount rates, probabilities of payment and projected payment dates. This Level 3 fair value measurement was performed using a probability-weighted discounted cash flow over a ten year period.

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or likelihood of earning revenue. Projected revenues are based on our most recent internal operational budgets.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The assets and liabilities acquired from Pall were recorded at fair value at the date of acquisition. We completed the allocation of the purchase price to the estimated fair value of the acquired assets and liabilities in June 2013 and is summarized below:

Asset class	Amounts Recognized as of March 30, 2013
(In thousands)
Inventories	$49,917
Property, plant and equipment	85,984
Intangible assets	188,500
Other assets/liabilities, net	(6,166)
Goodwill	216,940
Fair value of net assets acquired	$535,175
The fair value of the acquired assets and liabilities are reflected in the Consolidated Balance Sheets. The $188.5 million of acquired intangible assets was allocated to acquired technology and customer relationships at fair values of $61.0 million and $127.5 million, respectively. The acquired assets are amortized over the estimate of their useful lives of 12 years on a straight-line basis. We adopted the straight-line amortization of 12 years as it best reflects the pattern of benefits. We recorded $15.7 million and $10.5 million in amortization expense relating to the acquired intangible assets for the fiscal years ended March 29, 2014 and March 30, 2013, respectively.
Goodwill represents the excess of the purchase price over the fair value of the net assets. Goodwill of $216.9 million represents future economic benefits expected to arise from work force at the various plants and locations and significant technological know-how in filter manufacturing. All of the domestic goodwill is deductible for tax purposes.
Revenue for the acquired whole blood business included in our operating results was $190.7 million in fiscal 2014 and $138.4 million in fiscal 2013.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the pro forma consolidated statements of income as if the acquisition had been included in our consolidated results as beginning April 1, 2012:

(In thousands, except per share amounts)	March 30, 2013
Net Sales	$963,923
Net Income	$56,540
Basic EPS	$1.10
Diluted EPS	$1.08

4.PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

(In thousands)	March 29, 2014	March 30, 2013
Warranty accrual as of the beginning of the year	$673	$796
Warranty provision	1,340	1,180
Warranty spending	(1,423)	(1,303)
Warranty accrual as of the end of the year	$590	$673
5.INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	March 29, 2014	March 30, 2013
Raw materials	$72,508	$70,716
Work-in-process	7,383	7,829
Finished goods	117,770	105,239
Total Inventory	$197,661	$183,784
6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for fiscal 2014 and 2013 are as follows:

(In thousands)
Carrying amount as of March 31, 2012	$115,058
Whole blood business acquisition	216,940
Effects of change in foreign currency exchange rates	(1,524)
Carrying amount as of March 30, 2013	$330,474
Hemerus acquisition	6,425
Effects of change in foreign currency exchange rates	(131)
Carrying amount as of March 29, 2014	$336,768

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and a trade name. The estimated useful lives for all of these intangible assets are 2 to 19 years. The gross carrying amount of intangible assets and the related accumulated amortization as of March 29, 2014 and March 30, 2013 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
				(In years)
As of March 29, 2014
Patents	$9,543	$7,039	$2,504	9
Capitalized software	31,750	2,414	29,336	4
Other developed technology	123,525	36,632	86,893	12
Customer contracts and related relationships	200,694	52,741	147,953	12
Trade names	7,341	2,868	4,473	11
Total intangibles	$372,853	$101,694	$271,159	11

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
				(In years)
As of March 30, 2013
Patents	$8,706	$6,397	$2,309	10
Capitalized software	25,741	1,364	24,377	6
Other developed technology	100,586	25,812	74,774	12
Customer contracts and related relationships	196,365	36,552	159,813	12
Trade names	5,383	2,268	3,115	10
Total intangibles	$336,781	$72,393	$264,388	11
The changes to the net carrying value of our intangible assets from March 30, 2013 to March 29, 2014 reflect the acquisition of Hemerus and other less significant intangible assets, amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
Aggregate amortization expense for amortized intangible assets for fiscal year 2014, 2013, and 2012 was $29.2 million, $22.1 million, and $11.4 million, respectively. Future annual amortization expense on intangible assets is as follows:

Fiscal Year	Amount (in thousands)
2015	$29,162
2016	$28,695
2017	$28,611
2018	$27,766
2019	$25,957

7.DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the fiscal year ended March 29, 2014, approximately 46.6% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of March 29, 2014 and March 30, 2013 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $157.9 million as of March 29, 2014 and $133.3 million as of March 30, 2013.
During fiscal 2014, we recognized net gains of $8.6 million in earnings on our cash flow hedges, compared to recognized net gains of $2.7 million and losses of $3.2 million during fiscal 2013 and 2012, respectively. For the fiscal year ended March 29, 2014, $3.7 million of gains, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $5.1 million, net of tax, for the fiscal year ended March 30, 2013 and net gains of $3.1 million, net of tax, for the fiscal year ended March 31, 2012. At March 29, 2014, gains of $3.7 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of March 29, 2014 mature within twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $72.9 million as of March 29, 2014 and $65.6 million as of March 30, 2013.
Interest Rate Swaps

On August 1, 2012, we entered into a Credit Agreement which provided for a $475.0 million term loan (“Term Loan”). Under the terms of this Credit Agreement, the Company may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, the Company has chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow us to borrow in multiple tranches. As of March 29th 2014, we have four tranches outstanding.

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
On December 21, 2012, we entered into two interest rate swap agreements ("the swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional value of $250.0 million of debt. The interest rate swaps mature on August 1, 2017. The Company designated the interest rate swaps as a cash flow hedge of variable interest rate risk associated with $250.0 million of indebtedness. For the fiscal years ended March 29, 2014 and March 30, 2013, $1.3 million of gains and $0.8 million of losses, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income for the fiscal year ended March 29, 2014.

Derivative Instruments	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCI into Earnings (Effective Portion)	Location in Statement of Operations	Amount of Gain/(Loss) Excluded from Effectiveness Testing (*)	Location in Statement of Operations
(In thousands)
Designated foreign currency hedge contracts, net of tax	$3,712	$8,570	Net revenues, COGS, and SG&A	$(104)	Other income (expense), net
Non-designated foreign currency hedge contracts	—	—		$(1,359)	Other income (expense)
Designated interest rate swaps, net of tax	$1,289	$—	Interest income (expense), net	$—

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of March 29, 2014 or March 30, 2013. Amounts recognized as deferred tax benefits in fiscal 2014 for designated foreign currency and interest rate swap hedges were $0.1 million and $0.5 million, respectively.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 29, 2014, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of March 29, 2014 and March 30, 2013 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(In thousands)	Location in Balance Sheet	Balance as of March 29, 2014	Balance as of March 30, 2013
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,574	$7,030
Designated interest rate swaps	Other current assets	1,250	—
		$3,824	$7,030
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,255	$954
Designated interest rate swaps	Other current liabilities	—	671
		$1,255	$1,625
For the fiscal years ended March 29, 2014 and March 30, 2013, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above table.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the fiscal years ended March 29, 2014 and March 30, 2013, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 29, 2014 and March 30, 2013:

As of March 29, 2014	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Assets
Money market funds	$135,378	$—	$—	$135,378
Foreign currency hedge contracts	—	2,574	—	2,574
Interest rate swap	—	1,250	—	1,250
	$135,378	$3,824	$—	$139,202
Liabilities
Foreign currency hedge contracts	$—	$1,255	$—	$1,255
Contingent consideration	—	—	7,645	7,645
	$—	$1,255	$7,645	$8,900

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 30, 2013	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Assets
Money market funds	$141,120	$—	$—	$141,120
Forward currency hedge contracts	—	7,030	—	7,030
	$141,120	$7,030	$—	$148,150
Liabilities
Forward currency hedge contracts	$—	$954	$—	$954
Interest rate swap	—	671	—	671
	$—	$1,625	$—	$1,625
For the fiscal years ended March 29, 2014 and March 30, 2013, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above tables.
Contingent consideration
Hemerus
A description of the methods used to determine the fair value of the Level 3 liabilities is included within Note 3, Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the year ended March 29, 2014.

(In thousands)	Fair value measurements using significant unobservable inputs (Level 3)
Contingent consideration as of acquisition date	$7,600
Fair value adjustment	45
Ending balance	$7,645
Other Fair Value Disclosures
The Term Loan is carried at amortized cost and accounts receivable and accounts payable are also reported at their cost which approximates fair value.
8.NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

(In thousands)	March 29, 2014	March 30, 2013
Term loan, net of financing fees	$435,338	471,016
Real estate mortgage	1,906	2,877
Bank loans and other borrowings	443	6,201
Less current portion	(45,630)	(23,150)
Long-term debt	$392,057	$456,944

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of this Credit Agreement, the Company may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, the Company has chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1%. The terms of the Credit Agreement also allow the Company to borrow in multiple tranches. The Company currently borrows in four tranches.

At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described in Note 3. The $475.0 million Term Loan bears interest at variable rates determined by Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of certain leverage ratios. The Revolving Credit Facility bears interest at variable rates similar to the Term Loan. The current margin of the Term Loan is 1.375% over Adjusted LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was 1.89% as of March 29, 2014.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts were outstanding under the Revolving Credit Facility at March 29, 2014. The Term Loan or portions thereof may be prepaid at any time, or from time to time without penalty. Once repaid, such amount may not be re-borrowed.

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

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of March 29, 2014, we were in compliance with the covenants.

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

Prepayments

We prepaid $20.0 million of the loan principal in September 2013 resulting in an adjustment of our repayment schedule and outstanding loan balance.

Debt issuance costs and interest

Expenses associated with the issuance of the Term Loan were capitalized and are amortized as additional interest expense over the five years using the effective interest method. In connection with the Term Loan, we recorded deferred financing costs of

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.5 million, of which $2.6 million remains as a debt discount. The debt discount is netted against the $437.9 million Term Loan, resulting in a net note payable of $435.3 million. The debt discount will also be amortized as additional interest expense over the life of the term loan.

Interest expense was $8.9 million and $5.9 million for the fiscal years ended March 29, 2014 and March 30, 2013, respectively. Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets. As of March 29, 2014, accrued interest totaled $0.5 million.

Other Credit Facilities

The other debt as of March 29, 2014 includes the real estate mortgage loan of $1.9 million and short term bank borrowings of $0.4 million under operating lines of credit.
In December 2000, we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement, with a carrying value of approximately $1.9 million and $2.9 million as of March 29, 2014 and March 30, 2013, respectively, are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S.. There are no financial covenants in the terms and conditions of this agreement.

There are no short term borrowings in Japan in fiscal 2014 and $5.6 million in fiscal 2013 related to fluctuations in their working capital.

Maturity Profile

The maturity profile of all gross long-term debt, exclusive of debt discounts, as of March 29, 2014 is presented below:

Fiscal year (in thousands)	Mortgage Obligation	Term Loan	Bank loans and other borrowings	Total
2015	$1,055	$45,500	$193	$46,748
2016	851	68,250	160	69,261
2017	—	182,000	71	182,071
2018	—	142,188	19	142,207
	$1,906	$437,938	$443	$440,287

9.INCOME TAXES
Domestic and foreign income before provision for income tax is as follows:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Domestic	$(6,859)	$17,360	$40,666
Foreign	43,260	32,537	48,832
Total	$36,401	$49,897	$89,498

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision contains the following components:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Current
Federal	$(4,896)	$3,795	$8,505
State	873	1,324	2,275
Foreign	5,478	5,389	5,954
Total current	$1,455	$10,508	$16,734
Deferred
Federal	(1,785)	1,644	7,522
State	207	(229)	(597)
Foreign	1,376	(826)	(1,047)
Total deferred	$(202)	$589	$5,878
Total	$1,253	$11,097	$22,612
Included in the federal income tax provisions for fiscal 2014, 2013 and 2012 are approximately $0.4 million, $1.6 million and $2.2 million, respectively, provided on foreign source income of approximately $1.3 million, $4.5 million and $6.2 million for fiscal years 2014, 2013 and 2012, respectively, for taxes which are payable in the United States.
Our subsidiary in Puerto Rico has been granted a fifteen year tax grant which expires in 2027. Our qualification for the tax grant is dependent on the continuation of our manufacturing activities in Puerto Rico. We benefit from a reduced tax rate on our earnings in Puerto Rico under the tax grant.
Tax affected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	March 29, 2014	March 30, 2013
Depreciation	$(23,658)	$(25,186)
Amortization	(18,618)	(14,776)
Inventory	7,371	7,884
Hedging	321	(162)
Accruals, reserves and other	10,368	7,208
Net operating loss carry-forward	1,507	1,877
Stock based compensation	8,757	7,834
Tax credit carry-forward, net	2,660	2,243
Gross deferred taxes	$(11,292)	$(13,078)
Less valuation allowance	(3,083)	(1,009)
Net deferred tax liability	$(14,375)	$(14,087)

The valuation allowance increased by $2.1 million during 2014, primarily due to current year operating losses generated in foreign jurisdictions that we have determined are not more-likely-than-not realizable. As of March 29, 2014, we maintain a valuation allowance against certain U.S. tax attributes subject to limitations as a result of ownership changes and a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

At March 29, 2014, we have U.S. federal net operating loss carry-forwards of approximately $3.5 million, U.S. state net operating loss carry-forwards of $14.7 million, federal tax credit carry-forwards of $3.3 million and state tax credit carry-forwards of $1.6 million that are available to reduce future taxable income. The federal net operating losses are subject to an annual limitation due to the ownership change limitations set forth under Internal Revenue Code Sections 382. Certain of the aforementioned amounts have not been recognized because they relate to excess stock based compensation. At March 29, 2014, none of the federal net operating loss carry-forwards, $6.8 million of the state net operating loss carry-forwards, $1.7 million of the federal tax credit carry-forwards and none of the state tax credit carry-forwards relate to excess stock based compensation

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax deductions for which the benefit will be recorded to additional paid-in capital when recognized. The state net operating losses begin to expire in 2019. The federal and state tax credits begin to expire in 2023 and 2025, respectively.

As of March 29, 2014, we have foreign net operating losses of approximately $0.4 million that are available to reduce future income. Substantially all of our foreign net operating loss carry-forwards have unlimited carryover periods.
Income taxes have not been provided on the undistributed earnings of foreign subsidiaries of approximately $264 million, because such earnings are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as our subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. We do not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.
The income tax provision from operations differs from tax provision computed at the 35% U.S. federal statutory income tax rate due to the following:

(In thousands)	March 29, 2014		March 30, 2013		March 31, 2012
Tax at federal statutory rate	$12,739	35.0%	$17,464	35.0%	$31,324	35.0%
Domestic manufacturing deduction	—	—%	(504)	(1.0)%	(700)	(0.8)%
Difference between U.S. and foreign tax	(10,846)	(29.8)%	(5,584)	(11.2)%	(8,539)	(9.5)%
State income taxes net of federal benefit	(252)	(0.7)%	718	1.4%	1,136	1.3%
Change in uncertain tax positions	(1,678)	(4.6)%	(580)	(1.2)%	144	0.2%
Intercompany loan deduction	(2,185)	(6.0)%	—	—%	—	—%
Non-deductible expenses	1,035	2.8%	1,178	2.4%	917	1.0%
Research credits	(688)	(1.9)%	(799)	(1.6)%	(752)	(0.9)%
Valuation allowance	2,400	6.6%	—	—%	—	—%
Other, net	728	2.0%	(796)	(1.6)%	(918)	(1.0)%
Income tax provision	$1,253	3.4%	$11,097	22.2%	$22,612	25.3%
Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 29, 2014, we had $5.6 million of unrecognized tax benefits, all of which would impact the effective tax rate, if recognized. As of March 30, 2013, we had $6.9 million of unrecognized tax benefits, of which $6.7 million would impact the effective tax rate, if recognized. At March 31, 2012, we had $6.9 million of unrecognized tax benefits, of which $6.6 million would impact the effective tax rate, if recognized.
During the fiscal year ended March 29, 2014 our unrecognized tax benefits were increased by $1.3 million due primarily to the release of certain previously established reserves in connection with the closure of tax statutes of limitations.
The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal years ended March 29, 2014, March 30, 2013 and March 31, 2012:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Beginning Balance	$6,930	$6,885	$4,669
Additions based upon positions related to the current year	—	1,192	1,124
Additions for tax positions of prior years	990	18	1,216
Reductions of tax positions	—	—	(124)
Settlements with taxing authorities	—	(80)	—
Closure of statute of limitations	(2,316)	(1,085)	—
Ending Balance	$5,604	$6,930	$6,885
As of March 29, 2014 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.7 million in the next twelve months, as a result of closure of various statutes of limitations.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.8 million and $0.8 million of gross interest and penalties were accrued at March 29, 2014 and March 30, 2013, respectively and is not included in the amounts above. There was no benefit for the period ended March 29, 2014, a benefit of $0.1 million for the period ended March 30, 2013 and a provision of $0.3 million for the period ended and March 31, 2012, of accrued interest in our statements of operations.

We conduct business globally and, as a result, file consolidated and separate Federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With a few exceptions overseas, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2010.

10.COMMITMENTS AND CONTINGENCIES
We lease facilities and certain equipment under operating leases expiring at various dates through fiscal 2020. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.
Approximate future basic rental commitments under operating leases as of March 29, 2014 are as follows (in thousands):

Fiscal Year Ending
(In thousands)
2015	$6,991
2016	5,141
2017	3,357
2018	2,627
2019 and thereafter	4,812
$22,928
Rent expense in fiscal 2014, 2013, and 2012 was $7.7 million, $7.0 million and $6.1 million, respectively. Some of the Company's operating leases include renewal provisions, escalation clauses and options to purchase the facilities that we lease.
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.
Fenwal (Fresenius) Patent Infringement
For the past seven years, we have pursued patent infringement lawsuits against Fenwal Inc. seeking an injunction and damages from their infringement of a Haemonetics patent, through the sale of the ALYX brand automated red cell collection system, a competitor of our automated red cell collection systems.
Most recently, we have pursued a patent infringement action in Germany against Fenwal, and its European and German subsidiary. On September 20, 2010, we filed a patent infringement action in Germany. In response, Fenwal filed an action to invalidate the Haemonetics patent which is the subject of this infringement action on December 1, 2010. In January 2014, we received a final ruling which narrowed the scope of our patent. This ruling will prevent us from further claims of infringement and effectively ends our claims against Fenwal.
Italian Employment Litigation
We have recently received notices from employees of the facility in Ascoli-Piceno, Italy where we are discontinuing operations of claimed violations of employment related contracts. Seventy-two employees served actions in February 2014 claiming their working conditions should have been established by the national collective bargaining agreement for the chemical and pharmaceutical industries rather than the one actually used. They claim applying the alternative bargaining agreement would have resulted in slightly higher minimum salaries according to their job functions. Also in February, sixty-eight employees served actions claiming that certain solidarity agreements are void. Solidarity agreements are arrangements between the company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in times of low demand. As of March 29, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.5 million, however it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. As such, no amounts are accrued. We may receive other, similar claims, in the future.
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
Each award has different terms under the 2005 Incentive Compensation Plan. Options, Restricted Stock Awards and Restricted Stock Units become exercisable, or in the case of restricted stock, the resale restrictions are released in a manner determined by the Committee, generally over a four year period for employees and one year from grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. The exercise price for options granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Holders of market stock units are eligible to receive a share of Haemonetics’ stock for each market stock unit based on the performance of the stock through March 31, 2017.  If our stock is below a minimum threshold price of $50 per share during the relevant measurement period, the holders receive no market share units. If the stock achieves certain price levels, the holders are eligible to receive up to three times the “target” amount of market share units. As a result, we may issue up to 848,808 shares at a stock price of $85 per share or higher in connection with these grants.
At March 29, 2014, there were outstanding options to purchase 3,778,622 shares, 316,737 shares of restricted stock outstanding and 282,936 market stock units outstanding under this plan and 1,794,981 shares available for future grant.
The Company had a long-term incentive stock option plan and a non-qualified stock option plan, (the “2000 Long-term Incentive Plan”) which permitted the issuance of a maximum of 7,000,000 shares of our common stock pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. The plan was terminated in connection with the adoption of the 2005 Incentive Compensation Plan. At March 29, 2014, there were 55,750 options outstanding under this plan and no further options will be granted under this plan.
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
Stock-based compensation expense of $13.1 million, $11.0 million, and $9.3 million was recognized under ASC Topic 718, Compensation — Stock Compensation, for the fiscal year ended March 29, 2014, March 30, 2013, and March 31, 2012, respectively. The related income tax benefit recognized was $4.3 million, $3.5 million, and $2.7 million for the fiscal year ended March 29, 2014, March 30, 2013, and March 31, 2012, respectively. We recognize stock-based compensation on a straight line basis.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC Topic 718 requires that cash flows relating to the benefits of tax deductions in excess of stock compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $2.4 million, $4.1 million, and $1.4 million for the fiscal year ended March 29, 2014, March 30, 2013, and March 31, 2012, respectively.
Stock Options
A summary of stock option activity for the fiscal year ended March 29, 2014 is as follows:

	Options Outstanding (shares)	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at March 30, 2013	4,069,758	$29.85	4.31	$48,061
Granted	758,705	42.00
Exercised	(736,640)	25.04
Forfeited	(257,451)	33.61
Outstanding at March 29, 2014	3,834,372	$32.93	4.19	$9,436

Exercisable at March 29, 2014	2,147,092	$28.95	2.98	$8,446

Vested or expected to vest at March 29, 2014	3,636,128	$32.58	4.09	$9,379
The total intrinsic value of options exercised was $11.7 million, $20.9 million, and $8.5 million during fiscal 2014, 2013, and 2012, respectively.
As of March 29, 2014, there was $11.2 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.55 years.
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

	March 29, 2014	March 30, 2013	March 31, 2012
Volatility	24.8%	26.4%	27.5%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	1.3%	0.8%	0.1%
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of options to purchase one share granted during 2014, 2013, and 2012 was approximately $10.15, $9.76, and $8.16, respectively.
We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of March 29, 2014 and March 30, 2013, which represents the portion that we expect will be forfeited each year over the vesting period.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	March 29, 2014	March 30, 2013	March 31, 2012
Volatility	22.9%	24.9%	26.3%
Expected life (months)	6	6	6
Risk-free interest rate	0.1%	0.2%	1.0%
Dividend Yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $8.25, $8.50, and $7.10 during fiscal 2014, 2013, and 2012, respectively.
Restricted Stock Awards
As of March 29, 2014, there was no unrecognized compensation cost related to non-vested restricted stock awards.
Restricted Stock Units and Market Stock Units
As of March 29, 2014, there was $14.9 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.8 years.

As of March 29, 2014, there were 282,936 market stock units outstanding. We determined the fair value of a market stock units to be $37.42, utilizing a Monte Carlo simulation model based on an expected term of 3.7 years, a risk free rate of 0.9%, volatility of 20% and no dividends.  The grant date fair value of these awards totaled $11.2 million and will be expensed evenly over the 3.7 year period through the cliff-vesting date of March 31, 2017.
A summary of market stock units and restricted stock units activity for the fiscal year ended March 29, 2014 is as follows:

	Shares	Weighted Average Market Value at Grant Date
Unvested at March 30, 2013	356,419	$34.06
Awarded	462,769	$32.77
Released	(119,345)	$32.41
Forfeited	(100,170)	$35.79
Unvested at March 29, 2014	599,673	$37.70

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

(In thousands, except per share amounts)	March 29, 2014	March 30, 2013	March 31, 2012
Basic EPS
Net income	$35,148	$38,800	$66,886
Weighted average shares	51,611	51,349	50,727
Basic income per share	$0.68	$0.76	$1.32
Diluted EPS
Net income	$35,148	$38,800	$66,886
Basic weighted average shares	51,611	51,349	50,727
Net effect of common stock equivalents	766	910	863
Diluted weighted average shares	52,377	52,259	51,590
Diluted income per share	$0.67	$0.74	$1.30
Weighted average shares outstanding, assuming dilution, excludes the impact of 1.1 million, 0.5 million and 1.4 million stock options for fiscal years 2014, 2013 and 2012, respectively, because these securities were anti-dilutive during the noted periods.

13.PROPERTY, PLANT AND EQUIPMENT
Property and equipment consisted of the following:

(In thousands)	March 29, 2014	March 30, 2013
Land	$7,168	$4,216
Building and building improvements	83,439	78,682
Plant equipment and machinery	236,539	205,698
Office equipment and information technology	111,925	103,235
Haemonetics equipment	262,784	240,889
Total	701,855	632,720
Less: accumulated depreciation and amortization	(430,418)	(375,767)
Property, plant and equipment, net	$271,437	$256,953
Depreciation expense was $52.6 million, $43.4 million, and $38.6 million for fiscal 2014, 2013, and 2012, respectively.

During fiscal 2013, there was a change in the estimated useful lives of Haemonetics equipment which resulted in a fiscal 2013 decrease in depreciation expense of $4.5 million, an increase of $3.3 million in net income, and an increase in basic and diluted earnings per share of $0.09.
14.RETIREMENT PLANS
Defined Contribution Plans
We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $6.2 million in 2014, $4.9 million in 2013, and $4.0 million in 2012. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal 2014, 2013, or 2012.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of our subsidiaries also have defined contribution plans, to which plan both the employee and the employer make contributions. The employer contributions to these plans totaled $0.8 million, $2.4 million, and $0.8 million in fiscal 2014, 2013, and 2012, respectively.
Defined Benefit Plans
ASC Topic 715, Compensation — Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit post retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status in comprehensive income on its Statement of Stockholders’ Equity and Comprehensive Income.
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
Some of the our foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Service cost	$3,351	$2,759	$2,545
Interest cost on benefit obligation	623	639	601
Expected (return)/loss on plan assets	(435)	(413)	2
Actuarial loss/(gain)	88	196	(385)
Amortization of unrecognized prior service cost	182	(14)	(31)
Amortization of unrecognized transition obligation	47	48	221
Totals	$3,856	$3,215	$2,953

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	March 29, 2014	March 30, 2013
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(30,126)	$(27,150)
Service cost	(3,351)	(2,759)
Interest cost	(623)	(639)
Benefits paid	4,474	3,210
Actuarial (loss)/gain	55	(1,364)
Employee and plan participants contribution	(2,963)	(2,926)
Plan Amendments	419	—
Foreign currency changes	(506)	1,502
Benefit obligation, end of year	$(32,621)	$(30,126)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$19,577	$18,185
Company contributions	2,241	2,381
Benefits paid	(4,641)	(3,210)
Gain/(Loss) on plan assets	100	397
Employee and plan participants contributions	3,087	2,926
Foreign currency changes	(383)	(1,102)
Fair value of Plan Assets, end of year	$19,981	$19,577
Funded Status	$(12,640)	$(10,549)
Unrecognized net actuarial loss/(gain)	5,899	5,418
Unrecognized initial obligation	94	184
Unrecognized prior service cost	(422)	138
Net amount recognized	$(7,069)	$(4,809)
One of the benefit plans is funded by benefit payments made by the Company. Accordingly that plan has no assets included in the information presented above. The total liability for this plan was $7.4 million and $5.4 million as of March 29, 2014 and March 30, 2013, respectively.
The accumulated benefit obligation for all plans was $30.9 million and $28.1 million for the fiscal year ended March 29, 2014 and March 30, 2013, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $32.6 million, $30.9 million and $20.0 million, respectively, as of March 29, 2014 and $30.1 million, $28.1 million and $19.6 million, respectively, as of March 30, 2013. There were no plans where the plan assets were greater than the accumulated benefit obligation as of March 29, 2014 and March 30, 2013.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in our accumulated other comprehensive income related to our defined benefit plans, net of tax, are as follows (in thousands):

Balance, April 2, 2011	$(265)
Obligation at transition	30
Actuarial loss	(3,701)
Prior service cost	(317)
Balance as of March 31, 2012	$(4,253)
Obligation at transition	556
Actuarial loss	(1,237)
Prior service cost	(139)
Balance as of March 30, 2013	$(5,073)
Obligation at transition	172
Actuarial loss	(129)
Prior service cost	438
Balance as of March 29, 2014	$(4,592)
We expect to amortize $0.2 million from accumulated other comprehensive loss during 2014.
The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	March 29, 2014	March 30, 2013	March 31, 2012
Discount rate	2.02%	1.97%	2.40%
Rate of increased salary levels	1.57%	1.42%	1.50%
Expected long-term rate of return on assets	1.94%	1.92%	2.10%

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
ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of March 29, 2014. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 7, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.
Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at March 29, 2014. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows (in thousands):

Expected Benefit Payments
Fiscal Year 2015	$2,023
Fiscal Year 2016	$1,897
Fiscal Year 2017	$1,907
Fiscal Year 2018	$1,578
Fiscal Year 2019	$1,645
Fiscal Year 2020-2024	$8,295
The Company's contributions for fiscal 2015 are expected to be consistent with current year.
15.SEGMENT INFORMATION
Segment Definition Criteria

We manage a global business which designs, manufactures and markets blood management solutions.  Our solutions are marketed through operating units organized based primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia Pacific and Japan. Prior to fiscal 2014 we determined we operated a single operating segment, blood management solutions, based on our CODM primarily using consolidated results to make operating and strategic decisions. During fiscal 2014 our CODM utilized financial results by operating units organized primarily on geography due to changes in the composition in the executive staff reporting to the CODM. Based on these changes we determined the five operating units noted above represent operating segments as defined under ASC 280 - Segment Reporting.

ASC 280 - Segment Reporting permits aggregation of segments which are economically similar as well as similar in all of the following areas: (i) the nature of the products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, (iv) the methods used to distribute their products or provide their services, and (v) the nature of the regulatory environment. We determined each operating segment is similar based on the criteria of ASC 280 and accordingly aggregate our five operating segments into one reportable segment. This conclusion is consistent with how our chief operating decision-maker views the business. Our chief operating decision maker primarily uses consolidated results to make operating and strategic decisions.
Enterprise Wide Disclosures About Product and Services
We have four global product families: plasma, blood center, hospital, and software solutions.
Our products include whole blood disposables, equipment devices and the related disposables used with these devices. Disposables include part of plasma, blood center, and hospital product families. Plasma consists of the disposables used to perform apheresis for the separation of whole blood components and subsequent collection of plasma to be used as a raw material for biologically derived pharmaceuticals. Blood center consists of disposables which separate whole blood for the subsequent collection of platelets, plasma, red cells, or a combination of these components for transfusion to patients as well as disposables for manual whole blood collection. Hospital consists of surgical disposables (principally the Cell Saver® autologous blood recovery system targeted to procedures that involve rapid, high volume blood loss such as cardiovascular surgeries), the OrthoPAT® orthopedic perioperative autotransfusion system designed to operate both during and after surgery to recover and wash the patient’s red cells to prepare them for reinfusion, and diagnostics products (principally the TEG® Thrombelastograph® hemostasis analyzer used to help assess a surgical patient’s hemostasis during and after surgery).
Software solutions include information technology platforms that assist blood centers, plasma centers, and hospitals to more effectively manage regulatory compliance and operational efficiency.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from External Customers:

(In thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Disposable revenues
Plasma disposables	$291,895	$268,900	$258,061
Blood center disposables
Platelet	156,643	169,602	167,946
Red cell	42,378	49,733	48,034
Whole blood	190,698	138,436	—
	389,719	357,771	215,980
Hospital disposables
Surgical	66,876	73,508	66,619
OrthoPAT	25,042	30,230	31,186
Diagnostics	33,302	27,356	23,087
	125,220	131,094	120,892
Disposables revenue	806,834	757,765	594,933
Software solutions	70,441	69,952	70,557
Equipment & other	61,234	64,273	62,354
Total revenues	$938,509	$891,990	$727,844
Enterprise Wide Disclosures About Product and Services
Year Ended (in thousands)

March 29, 2014	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Net revenues	$500,719	$9,557	$510,276	$108,679	$94,762	$224,792	$938,509
Total Assets	$810,409	$225,998	$1,036,407	$53,207	$53,055	$371,509	$1,514,178
Long-Lived Assets	$519,396	$211,624	$731,020	$11,522	$17,269	$131,391	$891,202

March 30, 2013	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Net revenues	$454,874	$6,851	$461,725	$120,726	$84,860	$224,679	$891,990
Total Assets	$830,754	$225,849	$1,056,603	$44,189	$41,037	$320,088	$1,461,917
Long-Lived Assets	$503,606	$209,439	$713,045	$12,977	$8,076	$117,717	$851,815

March 31, 2012	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Net revenues	$352,160	$512	$352,672	$124,381	$67,223	$183,568	$727,844
Total Assets	$634,171	$15,365	$649,536	$50,509	$27,353	$183,737	$911,135
Long-Lived Assets	$305,370	$12,796	$318,166	$13,128	$3,961	$38,009	$373,264

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

On May 1, 2013, we announced that our Board of Directors has approved a plan to pursue identified VCC opportunities. These include: (i) investment in product line extensions, next generation products and growth platforms; (ii) enhancement of commercial execution capabilities by implementing go-to-market and other strategies to enable global profitable revenue growth; and (iii) transformation of the manufacturing network to best support these commercial strategies while optimizing expense levels. Collectively, these are opportunities to position us for optimal growth and increased competitiveness.

Our manufacturing network transformation plan, part of our larger VCC activities previously announced, now includes (i) discontinuing manufacturing activities at our Braintree, Massachusetts and Ascoli-Piceno, Italy facilities, (ii) consulting with employee representatives regarding ceasing operations and closure of our manufacturing facility in Bothwell, Scotland, (iii) creating a technology center of excellence for product development, (iv) expansion of our current facility in Tijuana, Mexico, (v) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (vi) building a new manufacturing facility in Malaysia closer to our customers in Asia.

We estimate we will incur approximately $74.0 million of restructuring and restructuring related expense and spend approximately $58.0 million on these initiatives in fiscal 2015. We estimate we will spend an additional $10 to $15 million to complete these initiatives through fiscal 2017.

For the year ended March 29, 2014, we incurred $49.1 million of restructuring and restructuring related charges of which approximately $25.4 million has been paid to date and approximately $18.2 million is payable within the next twelve months. The majority of these costs relate to the discontinuation of manufacturing activities in Braintree, Massachusetts and Ascoli-Piceno, Italy, and were incurred in fiscal 2014. The substantial majority of restructuring expenses have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

The following summarizes the restructuring activity for the fiscal year ended March 29, 2014, March 30, 2013, and March 31, 2012, respectively:

(In thousands)	Balance at March 30, 2013	Cost Incurred	Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at March 29, 2014
Severance and other employee costs	$3,089	$31,492	$(11,673)	$—	$22,908
Facility related costs	173	14,254	(13,699)	—	728
Accelerated depreciation	—	2,390	—	(2,390)	—
Asset write-down	—	915	—	(915)	—
	$3,262	$49,051	$(25,372)	$(3,305)	$23,636

(In thousands)	Balance at March 31, 2012	Cost Incurred	Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at March 30, 2013
Severance and other employee costs	$1,461	$6,214	$(4,586)	$—	$3,089
Facility related costs	533	431	(791)	—	173
Asset write down	—	4,247	—	(4,247)	—
	$1,994	$10,892	$(5,377)	$(4,247)	$3,262

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Balance at April 2, 2011	Cost Incurred	Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at March 31, 2012
Severance and other employee costs	$2,782	$4,112	$(5,433)	$—	$1,461
Facility related costs	889	1,746	(2,102)	—	533
	$3,671	$5,858	$(7,535)	$—	$1,994

We deployed significant financial resources for these activities.  Many of the activities necessary to complete the VCC initiatives include severance and other costs which qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations.  We incurred $49.1 million in severance, asset write-offs and other restructuring charges in fiscal 2014. In addition, we also incurred $35.7 million of costs that do not constitute restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, integration and product line transfer teams, infrastructure related costs, accelerated depreciation and asset disposals.

The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and interest and other expense in our statements of income and comprehensive income for the periods presented. The majority of expenses recorded as Transformation Costs in the prior year relate to the integration of the whole blood acquisition. Transformation Costs in the current year are associated with our VCC initiatives as well as completion of the integration of the whole blood acquisition.

Transformation costs
(in thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Integration and other costs	$30,701	$60,878	$11,206
Accelerated depreciation	4,203	687	677
Asset disposal	796	—	—
Total	$35,700	$61,565	$11,883

Restructuring costs
(in thousands)	March 29, 2014	March 30, 2013	March 31, 2012
Severance and other employee costs	$31,492	$6,214	$4,112
Other costs	14,254	431	1,746
Accelerated depreciation	2,390	—	—
Asset disposal	915	4,247	—
Total	$49,051	$10,892	$5,858

Total restructuring and transformation	$84,751	$72,457	$17,741

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
We capitalized $6.0 million and $6.2 million in software development costs for ongoing initiatives during the fiscal years ended March 29, 2014 and March 30, 2013, respectively. At March 29, 2014 and March 30, 2013, we have a total of $31.7 million and $25.7 million, respectively, of software costs capitalized, of which $15.6 million and $20.0 million, respectively, related to in process software development initiatives. In connection with these development activities, we capitalized interest of $0.4 million and $0.3 million in fiscal 2014 and 2013, respectively. We amortize capitalized costs when the products are released for sale. During fiscal 2014, $10.4 million of capitalized costs related to three projects were placed into service, compared to $1.7 million of capitalized costs placed into service during fiscal 2013. Amortization of capitalized software development cost expense was $1.1 million, $0.9 million and $0.7 million for fiscal 2014, 2013 and 2012 respectively. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.
18. SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands)	Three months ended
Fiscal 2014	June 29, 2013	September 28, 2013	December 28, 2013	March 29, 2014
Net revenues	$219,543	$235,755	$242,120	$241,091
Gross profit	$111,412	$119,884	$121,629	$115,440
Operating (loss) income	$(6,608)	$23,430	$17,860	$12,645
Net (loss) income	$(7,874)	$16,548	$16,290	$10,184
Per share data:
Net (loss) Income:
Basic	$(0.15)	$0.32	$0.31	$0.20
Diluted	$(0.15)	$0.32	$0.31	$0.19

	Three months ended
Fiscal 2013	June 30, 2012	September 29, 2012	December 29, 2012	March 30, 2013
Net revenues	$176,475	$218,178	$247,395	$249,942
Gross profit	$90,113	$101,762	$113,115	$123,141
Operating income	$13,079	$9,901	$15,747	$17,710
Net income	$9,787	$6,547	$9,904	$12,562
Per share data:
Net Income:
Basic	$0.19	$0.13	$0.19	$0.24
Diluted	$0.19	$0.13	$0.19	$0.24

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll-forward of the components of Accumulated Other Comprehensive Income, net of tax, for the years ended March 29, 2014 and March 30, 2013:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total
Balance as of March 31, 2012	$8,838	$(4,253)	$4,525	$9,110
Other comprehensive (loss)/income before reclassifications	(4,705)	(1,002)	4,594	(1,113)
Amounts reclassified from Accumulated Other Comprehensive Income	—	182	(2,746)	(2,564)
Net current period other comprehensive (loss)/income	(4,705)	(820)	1,848	(3,677)
Balance as of March 30, 2013	$4,133	$(5,073)	$6,373	$5,433
Other comprehensive (loss)/income before reclassifications	(935)	223	5,001	4,547
Amounts reclassified from Accumulated Other Comprehensive Income	—	258	(8,570)	(8,570)
Net current period other comprehensive (loss)/income	(935)	481	(3,569)	(4,023)
Balance as of March 29, 2014	$3,198	$(4,592)	$2,804	$1,410

The details about the amount reclassified from Accumulated Other Comprehensive Income for the years ended March 29, 2014 and March 30, 2013 are as follows:

(In thousands)	Amounts Reclassified from Other Comprehensive Income		Affected Line in the Statement of Income
Derivative instruments reclassified to income statement	Year ended March 29, 2014	Year ended March 30, 2013
Realized net gain on derivatives	$8,960	$4,403	Revenue, cost of goods sold, other income
Income tax effect	(390)	(1,657)	Provision for income taxes
Net of taxes	$8,570	$2,746

Pension items reclassified to income statement
Realized net loss on pension assets	$317	$230	Other income
Income tax effect	(59)	(48)	Provision for income taxes
Net of taxes	$258	$182

20.SUBSEQUENT EVENTS

On April 28, 2104, we announced that the Board of Directors has approved the repurchase of up to $100 million of shares, consistent with its loan covenants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the fiscal year ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 29, 2014. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on our assessment we believe that, as of March 29, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Haemonetics Corporation

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Haemonetics Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Haemonetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 29, 2014 and March 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 29, 2014 of Haemonetics Corporation and subsidiaries and our report dated May 22, 2014 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
May 22, 2014

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

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 23, 2014.
2. The information concerning our Executive Officers is set forth at the end of Part I hereof.
3. The balance of the information required by this item, including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K, is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 23, 2014. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 23, 2014. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 23, 2014.

Stock Plans
The following table below sets forth information as of March 29, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)*
Equity compensation plans approved by security holders	4,434,045	$33.58	2,321,442
Equity compensation plans not approved by security holders	—	—	—
Total	4,434,045	$33.58	2,321,442

* Includes 526,461 shares available for purchase under the Employee Stock Purchase Plan in future purchase periods.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 23, 2014.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 23, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
A)Financial Statements are included in Part II of this report
All other schedules have been omitted because they are not applicable or not required.
B)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index at page 89, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Brian Concannon
Brian Concannon,
President and Chief Executive Officer
Date : May 22, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Concannon	President, Chief Executive Officer and Director	May 22, 2014
Brian Concannon	(Principal Executive Officer)

/s/ Christopher Lindop	Chief Financial Officer and Executive Vice President Business Development	May 22, 2014
Christopher Lindop	(Principal Financial Officer)

/s/ Susan Hanlon	Vice President Finance	May 22, 2014
Susan Hanlon	(Principal Accounting Officer)

/s/ Lawrence Best	Director	May 22, 2014
Lawrence Best

/s/ Paul Black	Director	May 22, 2014
Paul Black

/s/ Susan Bartlett Foote	Director	May 22, 2014
Susan Bartlett Foote

/s/ Ronald Gelbman	Director	May 22, 2014
Ronald Gelbman

/s/ Pedro Granadillo	Director	May 22, 2014
Pedro Granadillo

/s/ Mark Kroll, Ph.D.	Director	May 22, 2014
Mark Kroll

/s/ Richard Meelia	Director	May 22, 2014
Richard Meelia

/s/ Ronald Merriman	Director	May 22, 2014
Ronald Merriman

/s/ Ellen Zane	Director	May 22, 2014
Ellen Zane

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

3B*	By-Laws of the Company, as amended through July 27, 2012 (filed as Exhibit 5.03 to the Company's Form 8-K filed August 2, 2012 and incorporated herein by reference).

2. Instruments Defining the Rights of Security Holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).

3. Material Contracts
10A*
Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).

10B*
First Amendment to lease dated July 17, 1990, made as of July 17, 1996 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference).

10C*
Second Amendment to lease dated July 17, 1990, made as of October 18, 2000 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10AG to the Company's Form 10-K for the year ended March 29, 2003 and incorporated herein by reference).

10D*
Third Amendment to lease dated July 17, 1990, made as of March 23, 2004 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10D to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10E*
Fourth Amendment to lease dated July 17, 1990, made as of March 12, 2008 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10E to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10F*
Fifth Amendment to lease dated July 17, 1990, made as of October 1, 2008 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10F to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10G*
Sixth Amendment to lease dated July 17, 1990 made as of January 8, 2010 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10G to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10H*
Seventh Amendment to lease dated July 17, 1990, made as of March 31, 2011 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10H to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10I*
Eighth Amendment to lease dated July 17, 1990, made as of February 26, 2013 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10I to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10J*
Lease dated February 21, 2000 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. with authorization of El Florido California, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10J to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10K*
Amendment to Lease dated February 21, 2000 made as of July 25, 2008 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10K to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10L*
Extension to Lease dated February 21, 2000, made as of August 14, 2011 between PROCADEF 1, S.A.P.I. de C.V. and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10L to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10M*
Amendment Letter to Lease dated February 21, 2000, made as of August 14, 2011 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10M to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10N*
Notice of Assignment to Lease dated February 21, 2000, made as of February 23, 2012 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10N to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10O*
Note and Mortgage dated December 12, 2000 between the Company and General Electric Capital Business Asset Funding Corporation relating to the Braintree facility (filed as Exhibit 10B to the Company's Form 10-Q for the quarter ended December 30, 2000 and incorporated herein by reference).

10P*
Real Estate Lease Agreement dated November 2, 2002 between Haemonetics Produzione Italia S.r.l. as successor in interest to Pall Italia S.r.l and Tempera Infissi S.r.l for premises located in Ascoli, Italy (Italian to English translation filed as Exhibit 10P to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10Q*
Lease effective July 15, 2004 between Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed as Exhibit 10Q to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10R*
First Amendment to Lease dated July 15, 2004, made as of June 10, 2004 between Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed as Exhibit 10R to the Company's Form10-K for the year ended March 30, 2013 and incorporated herein by reference).

10S*
Second Amendment to Lease dated July 15, 2004, made as of June 5, 2007 between Cabot II - ILI W02-W03, LLC, predecessor-in interest to Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed as Exhibit 10S to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10T*
Third Amendment to Lease dated July 15, 2004, made as of November 19, 2007 between Cabot II - ILI W02-W03, LLC, Haemoscope Corporation and Huron Acquisition Corporation, a wholly-owned subsidiary of the Company, as successor in interest to Haemoscope Corporation for the property located in Niles, Illinois (filed as Exhibit 10T to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10U*
Fourth Amendment to Lease dated July 15, 2004, made as of December 22, 2010 between Cabot II - ILI W02-W03, LLC, Haemoscope Corporation and the Company as assignee and New Tenant of the property located in Niles, Illinois (filed as Exhibit 10U to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10V*
Fifth Amendment to Lease dated July 15, 2004, made as of July 24, 2012 between Cabot II - ILI W02-W03, LLC and the Company of the property located in Niles, Illinois (filed as Exhibit 10V to the Company's10-K for the year ended March 30, 2013 and incorporated herein by reference).

10W*
Lease Agreement effective December 3, 2007 between Mrs. Blanca Estela Colunga Santelices, by her own right, and Pall Life Sciences Mexico, S.de R.L. de C.V., for the property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10W to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10X*
Assignment to Lease Agreement effective December 3, 2007, made as of December 2, 2011 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V., (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V.as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico (filed as Exhibit 10X to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10Y*
Sublease Contract to Lease Agreement effective December 3, 2007, made as of December 3, 2011 between Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing, S.de R.L. de C.V., and Pall Life Sciences Mexico, S. de R.L. de C.V., for the property located in Tijuana, Mexico (filed as Exhibit 10Y to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10Z*
Sublease Contract to Lease Agreement effective December 3, 2007, made as of February 23, 2012 between Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V. and Ensatec, S.A. de C.V., for the property located in Tijuana, Mexico (filed as Exhibit 10Z to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AA*
Lease dated August 20, 2009 between Price Logistics Center Draper One, LLC and the Company for property located in Draper, Utah. (filed as Exhibit 10AA to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AB*†	Haemonetics Corporation 2000 Long-term Incentive Plan (filed as Exhibit 10A to the Company's Form 10-Q for the quarter ended December 30, 2000 and incorporated herein by reference).
10AC*†
Form of Option Agreement for Non-Qualified stock options for the 2000 Long Term-Incentive Plan for Employees (filed as Exhibit 10AJ to the Company's Form 10-K for the year ended March 29, 2003 and incorporated herein by reference).

10AD*†
Form of Option Agreements for Non-Qualified stock options for the 2000 Long- Term Incentive Plan for Non-Employee Directors (filed as Exhibit 10AK to the Company's Form 10-K for the year ended March 29, 2003 and incorporated herein by reference).

10AE†
Pro Forma Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 20011, November 30, 2012, July 24, 2013 and January 21, 2014 (filed herewith).

10AF*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10AG*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long-Term Incentive Compensation Plan for Employees. (filed as Exhibit 10S to the Company's Form 10-K for the year ended March 30, 2010 and incorporated herein by reference).

10AH*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long-Term Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10AI*
Form of Restricted Stock Agreement with Employees under 2005 Long-Term Incentive Compensation Plan. (filed as Exhibit 10U to the Company's Form 10-K for the year ended April 3, 20`0 and incorporated herein by reference).

10AJ*†
Form of Amended and Restated Change in Control Agreement made effective on April 2, 2009 between the Company and Brian Concannon (filed as Exhibit 10Y to the Company's Form 10-Q for the quarter ended June 27, 2009 and incorporated herein by reference).

10AL*†	Form of Market Stock Unit Agreement for the 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10.3 to the Company's 8-K, dated July 26, 2013 and incorporated herein by reference).
10AK*†	Form of Amended and Restated Change in Control Agreement (filed as exhibit 10AK to the Company's Form 10-K, for the year-ended March 31, 2013 and incorporated herein by reference).
10AM*†	2007 Employee Stock Purchase Plan (filed as Exhibit 10AS to the Company's Form 10-K for the year ended March 29, 2008 and incorporated herein by reference).
10AN*†	Non-Qualified Deferred Compensation Plan made effective on July 27, 2012 (filed as exhibit 10AM to the Company's Form 10-K, for the year-ended March 31, 2013 and incorporated herein by reference).
10AO*
Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and Pall Corporation (filed as Exhibit 10Z to the Company's Form 10-K for the fiscal year ended March 31, 2012 and incorporated herein by reference).

4. Subsidiary Certifications and Consents
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

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Fiscal Year
For Year Ended March 29, 2014
Allowance for Doubtful Accounts	$1,727	$186	$(237)	$1,676
For Year Ended March 30, 2013
Allowance for Doubtful Accounts	$1,480	$446	$(199)	$1,727
For Year Ended March 31, 2012
Allowance for Doubtful Accounts	$1,799	$(39)	$(280)	$1,480