Form 10-Q
period 2014-06-28
HAEMONETICS CORP
filed 2014-07-31
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: June 28, 2014
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
The number of shares of $0.01 par value common stock outstanding as of June 28, 2014: 51,430,080

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended
	June 28, 2014	June 29, 2013
Net revenues	$224,488	$219,543
Cost of goods sold	118,210	108,131
Gross profit	106,278	111,412
Operating expenses:
Research and development	15,382	11,209
Selling, general and administrative	92,562	106,811
Total operating expenses	107,944	118,020
Operating loss	(1,666)	(6,608)
Interest and other expense, net	(2,543)	(2,641)
Loss before benefit from income taxes	(4,209)	(9,249)
Income tax benefit	(560)	(1,375)
Net loss	$(3,649)	$(7,874)

Net loss per share - basic	$(0.07)	$(0.15)
Net loss per share - diluted	$(0.07)	$(0.15)

Weighted average shares outstanding
Basic	51,741	51,231
Diluted	51,741	51,231

Comprehensive loss	$(4,495)	$(8,134)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 28, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,943	$192,469
Accounts receivable, less allowance of $1,865 at June 28, 2014 and $1,676 at March 29, 2014	156,733	164,603
Inventories, net	207,487	197,661
Deferred tax asset, net	14,173	14,144
Prepaid expenses and other current assets	50,969	54,099
Total current assets	569,305	622,976
Net property, plant and equipment	294,100	271,437
Intangible assets, less accumulated amortization of $110,030 at June 28, 2014 and $101,694 at March 29, 2014	264,560	271,159
Goodwill	337,237	336,768
Deferred tax asset, long term	1,119	1,184
Other long-term assets	10,410	10,654
Total assets	$1,476,731	$1,514,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,931	$45,630
Accounts payable	55,213	53,562
Accrued payroll and related costs	49,495	54,913
Accrued income taxes	2,076	3,113
Other liabilities	57,153	59,710
Total current liabilities	165,868	216,928
Long-term debt, net of current maturities	429,010	392,057
Long-term deferred tax liability	28,366	29,664
Other long-term liabilities	38,415	37,641
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,430,080 shares at June 28, 2014 and 52,041,189 shares at March 29, 2014	514	520
Additional paid-in capital	404,686	402,611
Retained earnings	409,307	433,347
Accumulated other comprehensive income	565	1,410
Total stockholders’ equity	815,072	837,888
Total liabilities and stockholders’ equity	$1,476,731	$1,514,178

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 28, 2014	June 29, 2013
Cash Flows from Operating Activities:
Net loss	$(3,649)	$(7,874)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	20,511	18,357
Amortization of financing costs	347	427
Stock compensation expense	3,489	3,013
Loss on sale of property, plant and equipment	414	154
Unrealized loss from hedging activities	104	2,776
Contingent consideration expense	224	121
Asset write-down	261	327
Change in operating assets and liabilities:
Decrease in accounts receivable, net	7,918	14,100
Increase in inventories	(9,569)	(12,845)
Increase in prepaid income taxes	(313)	(4,727)
(Decrease)/Increase in other assets and other liabilities	(589)	6,110
Tax benefit of exercise of stock options	285	840
Decrease in accounts payable and accrued expenses	(5,695)	(7,377)
Net cash provided by operating activities	13,738	13,402
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(37,085)	(13,092)
Proceeds from sale of property, plant and equipment	64	569
Acquisition of Hemerus	—	(23,124)
Net cash used in investing activities	(37,021)	(35,647)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(254)	(233)
Net increase in short-term loans	1,687	262
Repayment of term loan borrowings	(8,531)	—
Proceeds from employee stock purchase plan	2,530	2,666
Proceeds from exercise of stock options	2,223	5,849
Excess tax benefit on exercise of stock options	—	960
Share repurchases	(26,466)	—
Net cash (used in)/provided by financing activities	(28,811)	9,504
Effect of exchange rates on cash and cash equivalents	(432)	(51)
Net Decrease in Cash and Cash Equivalents	(52,526)	(12,792)
Cash and Cash Equivalents at Beginning of Period	192,469	179,120
Cash and Cash Equivalents at End of Period	$139,943	$166,328
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placements of Haemonetics equipment	$2,443	$3,357
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,011	$2,401
Income taxes paid	$2,097	$906
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2015, or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 29, 2014.

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and these financial statements reflect those material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events. Refer to Note 14 - Subsequent Events for further information.

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2015 and 2014 include 52 weeks with each quarter having 13 weeks.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company retrospectively beginning April 1, 2018, with early adoption not permitted. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The impact on our Financial Statements of adopting ASU 2014-12 is being assessed by management.

3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	June 28, 2014	June 29, 2013
Basic EPS
Net loss	$(3,649)	$(7,874)
Weighted average shares	51,741	51,231
Basic loss per share	$(0.07)	$(0.15)
Diluted EPS
Net loss	$(3,649)	$(7,874)
Basic weighted average shares	51,741	51,231
Net effect of common stock equivalents	—	—
Diluted weighted average shares	51,741	51,231
Diluted loss per share	$(0.07)	$(0.15)

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the three months ended June 28, 2014 and June 29, 2013, we recognized a net loss; therefore we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

4. STOCK-BASED COMPENSATION

Stock-based compensation expense of $3.5 million and $3.0 million was recognized for the three months ended June 28, 2014 and June 29, 2013, respectively. The related income tax benefit recognized was $1.1 million and $1.0 million for the three months ended June 28, 2014 and June 29, 2013, respectively.

The weighted average fair value for our options granted was $7.49 and $9.78 for the three months ended June 28, 2014 and June 29, 2013, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Three Months Ended
	June 28, 2014	June 29, 2013
Stock Options Black-Scholes assumptions (weighted average):
Volatility	22.62%	26.22%
Expected life (years)	4.9	5.0
Risk-free interest rate	1.64%	1.41%
Dividend yield	—%	—%

During the three months ended June 28, 2014 and June 29, 2013, there were 96,853 and 81,465 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $25.85 and $32.73 per share, respectively.

5. PRODUCT WARRANTIES

We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Warranty accrual as of the beginning of the period	$590	$673
Warranty provision	75	385
Warranty spending	(154)	(372)
Warranty accrual as of the end of the period	$511	$686

6. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(In thousands)	June 28, 2014	March 29, 2014
Raw materials	$74,464	$72,508
Work-in-process	6,638	7,383
Finished goods	126,385	117,770
	$207,487	$197,661

7. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the three months ended June 28, 2014, approximately 46.2% of our sales were generated outside the U.S., generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, the British Pound Sterling, the Australian Dollar, the Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of June 28, 2014 and March 29, 2014 were cash flow hedges under ASC 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $154.0 million as of June 28, 2014 and $157.9 million as of March 29, 2014.

During three months ended June 28, 2014, we recognized net gains of $0.8 million in earnings on our cash flow hedges, compared to recognized net gains of $1.1 million during the three months ended June 29, 2013. For the three months ended June 28, 2014, a $0.1 million loss related to foreign exchange hedge contracts, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $0.8 million, net of tax, for the three months ended June 29, 2013. At June 28, 2014, gains of $1.4 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of June 28, 2014 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $66.0 million as of June 28, 2014 and $72.9 million as of March 29, 2014.

Interest Rate Swaps

On August 1, 2012, we entered into a credit agreement which provided for a $475.0 million term loan (“Credit Agreement”). Under the terms of this Credit Agreement, we may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, we have chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow us to borrow in multiple tranches. As of June 28, 2014, we had four tranches outstanding, each based on Adjusted LIBOR. On June 30, 2014, we modified our Credit Agreement; refer to Note 14 - Subsequent Events for further information.

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

On December 21, 2012, we entered into two interest rate swap agreements ("The Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional amount of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated The Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the three months ended June 28, 2014, a gain of $0.6 million, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in our consolidated statements of income and comprehensive income for the three months ended June 28, 2014.

Derivative Instruments	Amount of Gain/(Loss) Recognized in AOCI (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain/(Loss) Excluded from Effectiveness Testing (*)	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$(148)	$793	Net revenues, COGS, and SG&A	$83	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		(88)	Interest and other expense, net
Designated interest rate swaps, net of tax	$559	$—	Interest and other expense, net	$—
(*)   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of June 28, 2014 or March 29, 2014.

As of June 28, 2014, the amount recognized as deferred tax for designated foreign currency was $0.1 million and the amount recognized as deferred tax for interest rate swap hedges was $0.1 million.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 28, 2014, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of June 28, 2014 by type of contract and whether it is a qualifying hedge under ASC 815.

(In thousands)	Location in Balance Sheet	June 28, 2014	March 29, 2014
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,401	$2,574
Designated interest rate swaps	Other current assets	353	1,250
		$1,754	$3,824
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$673	$1,255
		$673	$1,255

Other Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC 820, for the three months ended June 28, 2014, we applied the requirements under ASC 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds, foreign currency hedge contracts, and contingent consideration. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.
ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 28, 2014.

(In thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$95,662	$—	$—	$95,662
Designated foreign currency hedge contracts	—	1,401	—	1,401
Designated interest rate swap	—	353	—	353
	$95,662	$1,754	$—	$97,416
Liabilities
Designated foreign currency hedge contracts	$—	$673	$—	$673
Contingent consideration	—	—	7,870	7,870
	$—	$673	$7,870	$8,543

A description of the methods used to determine the fair value of the Level 3 liabilities is included within Note 3, Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the quarter ended June 28, 2014.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration as of March 29, 2014	7,645
Contingent consideration interest expense	225
Ending balance	$7,870

The interest expense recognized on the contingent consideration is reflected in the "interest and other expense, net" on the
Consolidated Statements of Income and Comprehensive Income.

Other Fair Value Disclosures

The Term Loan which is carried at amortized cost and accounts receivable and accounts payable approximate fair value.

8. INCOME TAXES

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported tax rate is lower than the federal statutory rate in all reported periods as the income tax rates in the foreign jurisdictions are generally lower.

The reported tax rates for the three months ended June 28, 2014 were a benefit of 13.3%, as compared to a benefit of 14.9% for the three months ended June 29, 2013. Our reported tax rates are lower than the federal statutory tax rate in both periods due to lower foreign tax rates. In addition, during the current period we recorded a pre-tax loss in Scotland associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in Scotland. Similarly in the prior period, we recorded pre-tax losses in Italy associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in Italy.

9. COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

Italian Employment Litigation

We have received notices of claimed violations of employment related contracts from some employees of the facility in Ascoli-Piceno, Italy where we are ceasing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by different national collective bargaining agreements than those used over prior years, (ii) certain solidarity agreements, which are arrangements between the company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into the working clothes at the beginning and end of each shift.

In addition, a union represented in the Ascoli plant, has filed an action claiming that the company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.

As of June 28, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.6 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We believe these claims are without merit, and intend to defend against them. As such, no amounts have been accrued related to these claims. We may receive other, similar claims, in the future.

10. SEGMENT INFORMATION

Segment Definition Criteria

We manage a global business which designs, manufactures and markets blood management solutions.  Our solutions are marketed through operating units organized based primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia Pacific and Japan.

ASC 280, Segment Reporting, permits aggregation of segments which are economically similar as well as similar in all of the following areas: (i) the nature of the products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, (iv) the methods used to distribute their products or provide their services, and (v) the nature of the regulatory environment. We determined each operating segment is similar based on the criteria of ASC 280 and accordingly aggregate our five operating segments into one reportable segment. This conclusion is consistent with how our chief operating decision-maker views the business. Our chief operating decision maker primarily uses consolidated results to make operating and strategic decisions.

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

Revenues from External Customers:

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Disposable revenues
Plasma disposables	$79,227	$65,336
Blood center disposables
Platelet	38,170	34,446
Red cell	10,246	10,009
Whole blood	37,950	51,254
	86,366	95,709
Hospital disposables
Surgical	15,621	16,089
OrthoPAT	5,381	6,320
Diagnostics	9,598	7,594
	30,600	30,003
Total disposables revenue	196,193	191,048

Software solutions	17,738	16,746
Equipment & other	10,557	11,749
Net revenues	$224,488	$219,543

11. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete. From these reviews we identify opportunities to improve efficiencies, enhance commercial capabilities, better align our resources and offer customers better comprehensive solutions. In order to realize these opportunities, we undertake restructuring and other initiatives to transform our business.

On May 1, 2013, we announced that our Board of Directors approved a plan to pursue identified Value Creation and Capture ("VCC") opportunities. These include: (i) investment in product line extensions, next generation products and growth platforms; (ii) enhancement of commercial execution capabilities by implementing go-to-market and other strategies to enable global profitable revenue growth; and (iii) transformation of the manufacturing network to best support these commercial strategies while optimizing expense levels. Collectively, these are opportunities to position us for optimal growth and increased competitiveness.

Our manufacturing network transformation plan, part of our larger VCC activities previously announced, includes (i) discontinuing manufacturing activities at our Braintree, Massachusetts, Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) creating a technology center of excellence for product development, (iii) expanding of our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Malaysia closer to our customers in Asia.

We estimate we will incur approximately $74.0 million of restructuring and restructuring related expense and spend approximately $58.0 million on these initiatives in fiscal 2015. We estimate we will spend an additional $10 to $15 million to complete these initiatives through fiscal 2017.

The following summarizes the restructuring activity for the three months ended June 28, 2014 and June 29, 2013:

	Three Months Ended June 28, 2014
(In thousands)	Restructuring Accrual Balance at March 29, 2014	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at June 28, 2014
Severance and other employee costs	$22,908	$9,542	$(7,133)	$—	$25,317
Other costs	728	5,167	(5,493)	—	402
Accelerated depreciation	—	260	—	(260)	—
Asset write-down	—	96	—	(96)	—
Total	$23,636	$15,065	$(12,626)	$(356)	$25,719

	Three Months Ended June 29, 2013
(in thousands)	Restructuring Accrual Balance at March 30, 2013	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at June 29, 2013
Severance and other employee costs	$3,089	$20,039	$(1,969)	$—	$21,159
Other costs	173	3,103	(1,490)	—	1,786
Asset write-down	—	327	—	(327)	—
	$3,262	$23,469	$(3,459)	$(327)	$22,945

We deployed significant financial resources for these activities.  Many of the activities necessary to complete the VCC initiatives include severance and other costs which qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations.  We incurred $15.1 million in severance, asset write-offs and other restructuring charges during the quarter ended June 28, 2014. In addition, we also incurred $7.9 million of costs that do not constitute restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, product line transfer teams, infrastructure related costs, accelerated depreciation and asset disposals.

The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and interest and other expense in our statements of income and comprehensive income for the periods presented. The majority of expenses recorded as Transformation Costs in the prior year relate to the integration of the whole blood acquisition. Transformation Costs in the current year are associated with our VCC initiatives.

Transformation costs	Three Months Ended
(in thousands)	June 28, 2014	June 29, 2013
Integration and other costs	7,678	9,180
Accelerated depreciation	250	843
Total	$7,928	$10,023

Restructuring costs	Three Months Ended
(in thousands)	June 28, 2014	June 29, 2013
Severance and other employee costs	$9,542	$20,039
Other costs	5,167	2,849
Accelerated depreciation	260	254
Asset disposal	96	327
Total	$15,065	$23,469

Total restructuring and transformation	$22,993	$33,492

12. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

For costs incurred related to the development of software to be sold, leased, or otherwise marketed, we apply the provisions of ASC 985-20, Software - Costs of Software to be Sold, Leased or Marketed, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.

We capitalized $1.4 million and $1.3 million in software development costs for ongoing initiatives during the three months ended June 28, 2014 and June 29, 2013, respectively. At June 28, 2014 and March 29, 2014, we have a total of $33.1 million and $31.7 million of software costs capitalized, of which $17.0 million and $15.6 million are related to in-process software development initiatives, respectively. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment annually.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll-forward of the components of Accumulated Other Comprehensive Income, net of tax, for the three months ended June 28, 2014:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total

Balance as of March 29, 2014	$3,198	$(4,592)	$2,804	$1,410
Other comprehensive income (loss) before reclassifications	955	(595)	(411)	(51)
Amounts reclassified from Accumulated Other Comprehensive Income	—	—	(794)	(794)
Net current period other comprehensive income	955	(595)	(1,205)	(845)
Balance as of June 28, 2014	$4,153	$(5,187)	$1,599	$565

The details about the amount reclassified from Accumulated Other Comprehensive Income for the three months ended June 28, 2014 are as follows:

(In thousands)	Amounts Reclassified from Other Comprehensive Income	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Realized net gain on derivatives	$789	Revenue, cost of goods sold, income/(expense)
Income tax effect	5	Provision for income taxes
Net of taxes	$794

14. SUBSEQUENT EVENTS

On June 30, 2014, we modified our existing Credit Agreement by extending the maturity date by approximately two years, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. The consolidated balance sheet as of June 28, 2014 reflects the extended repayment schedule. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of June 28, 2014 and June 30, 2014. The table below summarizes the key terms of the amended Credit Facility.

($ in millions)	Original Credit Facility	Amended Credit Facility
Term Loan Outstanding at June 30, 2014	$429.4	$379.4
Term Loan Maturity Date	August 1, 2017	July 1, 2019
Revolving Credit Facility Limit	$50.0	$100.0
Revolving Credit Facility Drawn	$—	$50.0
Interest Rate	LIBOR + 1.125% - 1.500%	LIBOR + 1.125% - 1.500%

The modified maturity profile is as follows:

Fiscal year (in thousands)	Term Loan
2015	$—
2016	14,227
2017	37,941
2018	73,510
2019 and beyond	303,728
$429,406

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our fiscal year 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2014. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information.”
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

Recent Developments

Value Creation and Capture Initiatives

On April 29, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over three years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan"). To implement the Network Plan, we are (i) discontinuing manufacturing activities at our Braintree, Massachusetts, Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) creating a technology center of excellence for product development, (iii) expanding our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Malaysia closer to our customers in Asia. See liquidity and capital resources discussion of this MD&A for further discussion of the costs of these activities.

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

Our disposables revenue stream includes the sales of manual collection and filtration systems, device disposables and fees for the use of our equipment, which accounted for approximately 87.4% and 87.0% of our total revenues for the three months ended June 28, 2014 and June 29, 2013, respectively.

Financial Summary

	Three Months Ended
(In thousands, except per share data)	June 28, 2014	June 29, 2013	% Increase/ (Decrease)
Net revenues	$224,488	$219,543	2.3%
Gross profit	$106,278	$111,412	(4.6)%
% of net revenues	47.3%	50.7%
Operating expenses	$107,944	$118,020	(8.5)%
Operating loss	$(1,666)	$(6,608)	(74.8)%
% of net revenues	(0.7)%	(3.0)%
Interest and other expense, net	$(2,543)	$(2,641)	(3.7)%
Loss before benefit from income taxes	$(4,209)	$(9,249)	(54.5)%
Income tax benefit	$(560)	$(1,375)	(59.3)%
% of pre-tax income	13.3%	14.9%
Net loss	$(3,649)	$(7,874)	(53.7)%
% of net revenues	(1.6)%	(3.6)%
Earnings per share-diluted	$(0.07)	$(0.15)	(53.3)%

Net revenues increased 2.3% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effects of foreign exchange, net revenues increased 2.3% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Revenue increased due to plasma, TEG and emerging markets growth. These increases were largely offset by declines in the whole blood product line for the three months ended June 28, 2014.

Operating loss declined 74.8% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effects of foreign exchange, operating loss declined 103.6% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Operating loss decreased for the three months ended June 28, 2014 due primarily to the reduction of restructuring and transformation expenses that totaled $23.0 million in the current period, compared to $33.5 million in the prior period. This improvement was partially offset by lower gross profits.

Net loss declined 53.7% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effects of foreign exchange, net loss decreased 74.0% for the three months ended June 28, 2014, respectively, as compared to the same period of fiscal 2014. The change in net loss is attributable to the reduction in the operating loss described above.

RESULTS OF OPERATIONS

International Operations and the Impact of Foreign Exchange

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	% Increase/ (Decrease)
United States	$120,749	$122,145	(1.1)%
International	103,739	97,398	6.5%
Net revenues	$224,488	$219,543	2.3%

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenues generated outside the U.S. approximated 46.2% of total net revenues for the three months ended June 28, 2014. International sales are generally conducted in local currencies, primarily the Japanese Yen, the Euro and the Australian Dollar. Our revenues are impacted by changes in the value of the Yen, the Euro and the Australian Dollar relative to the U.S. Dollar.

We have placed foreign currency hedges to minimize the risk of currency fluctuations. Relative weakness in the Japanese Yen to the US Dollar has negatively impacted revenue and operating income. We expect this trend to continue in fiscal 2015.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Product Type

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	% Increase/ (Decrease)
Disposables	$196,193	$191,048	2.7%
Software solutions	17,738	16,746	5.9%
Equipment & other	10,557	11,749	(10.1)%
Net revenues	$224,488	$219,543	2.3%

Disposable Revenues by Product Type

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	% Increase/ (Decrease)
Plasma disposables	$79,227	$65,336	21.3%
Blood center disposables
Platelet	38,170	34,446	10.8%
Red cell	10,246	10,009	2.4%
Whole blood	37,950	51,254	(26.0)%
	86,366	95,709	(9.8)%
Hospital disposables
Surgical	15,621	16,089	(2.9)%
OrthoPAT	5,381	6,320	(14.9)%
Diagnostics	9,598	7,594	26.4%
	30,600	30,003	2.0%
Total disposables revenue	$196,193	$191,048	2.7%

Disposables Revenue

Disposables revenue increased 2.7% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, disposables revenue increased 2.8% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. The increase was driven primarily by growth in plasma, TEG and emerging markets disposable revenues, offset by significantly reduced whole blood disposable revenue.

Plasma

Plasma disposables revenue increased 21.3% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, plasma revenue increased 21.1% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Plasma revenue increased due to higher volumes in the United States associated with end market growth for plasma-derived biopharmaceuticals as well as the result of a transition to a direct sales model in Australia and New Zealand during the second quarter of fiscal 2014, which negatively impacted plasma revenue in the first quarter of fiscal 2014.

Blood Center

Blood center consists of disposables used to collect platelets, red cells and whole blood.

Platelet
We continue to see significant differences in demand for our platelet products in various markets depending on access to health care and adoption of certain efficient collection techniques. In emerging markets, increased access to health care continues to increase the demand for platelet transfusions, while increases in the demand for platelet transfusions in developed markets is modest.  Improved collection efficiencies which increase the yield of platelets per collection and more efficient use of collected platelets reduce the number of collections required to meet market demand. Where we see adoption of these techniques we experience reduced demand for our products. Not all markets have adopted these collection efficiencies at the same level.

Platelet disposables revenue increased 10.8% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, platelet disposable revenue increased 13.0% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014, due primarily to increased revenues in emerging markets due to strong demand and lower prior period sales as distributors adjusted inventory levels during the first quarter of fiscal 2014.

Red Cell and Whole Blood
Sales to U.S. blood centers represent over 70% of our total red cell and whole blood disposable revenue.  The demand for these disposable products in the U.S. declined in fiscal 2014 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols.  We believe the decline in U.S. blood center collections will be approximately 10% in fiscal 2015, and accordingly will continue to negatively impact red cell and whole blood revenue. Additionally, in response to this trend, certain large U.S. blood center collector groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. We expect these U.S. blood collector groups to pursue similar arrangements that will likely affect our red cell revenues in the future.

As a result of the above, during fiscal 2014 we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance, LLC with certain whole blood collection components on an exclusive basis during the calendar years 2014-2016. The agreement includes a reduction in average selling prices which will continue to negatively impact our financial results in fiscal 2015. During March 2014, the American Red Cross selected another supplier to provide certain whole blood products. We anticipate this will reduce annualized revenues approximately $25.0 million with the principal effect beginning in the second quarter of fiscal 2015.

Red cell disposables revenue increased 2.4% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, red cell disposables revenue increased 2.0% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014 due to increased revenues in North America associated with favorable order timing.

Whole blood revenue decreased 26.0% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, whole blood revenue decreased 26.5% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Revenue for the three months ended June 28, 2014 decreased primarily due to lower revenue in the U.S. associated with a decline in demand, lower market share including the loss of the European tender and pricing reductions. Order timing in distribution markets outside the U.S. also contributed to the decline in whole blood revenue.

Hospital

Hospital consists of Surgical, OrthoPAT, and Diagnostics products.

Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 2.9% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, surgical disposables revenue decreased 2.4% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Surgical disposables grew in emerging markets but declined in mature markets due to a combination of market conditions and competitive pressures.

Revenues from our OrthoPAT disposables decreased 14.9% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 15.0% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014, as better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, have lessened hospital use of OrthoPAT disposables.

Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenues from our diagnostics products increased 26.4% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, diagnostics product revenues increased 23.1% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. The revenue increase is due to continued adoption of our TEG analyzer, principally in the US and China.

Software Solutions Revenue

Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues increased 5.9% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, software revenues increased 4.4% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Software revenue increased due to strong BloodTrack sales in the US and Europe during the three months ended June 28, 2014.

Equipment & Other Revenue

Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues decreased 10.1% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, equipment and other revenues decreased 9.2% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. The decline in revenue for the three months ended June 28, 2014 is due primarily to the impact of order timing in global markets. This decline was partially offset by growing service revenues in Australia and New Zealand due to the transition to a direct sales model.

Gross Profit

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	% Increase/ (Decrease)
Gross profit	$106,278	$111,412	(4.6)%
% of net revenues	47.3%	50.7%

Gross profit decreased 4.6% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, gross profit decreased 3.0% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. The gross profit margin decreased by 340 basis points for the three months ended June 28, 2014, as compared to the same three month period of fiscal 2014. The decrease in gross profit margin during the three months ended June 28, 2014 was primarily due to volume and price reductions associated with changes in the whole blood market described above. These decreases were partially offset by cost savings from our VCC initiatives implemented during fiscal 2014.

Operating Expenses

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	% Increase/ (Decrease)
Research and development	$15,382	$11,209	37.2%
% of net revenues	6.9%	5.1%
Selling, general and administrative	$92,562	$106,811	(13.3)%
% of net revenues	41.2%	48.7%
Total operating expenses	$107,944	$118,020	(8.5)%
% of net revenues	48.1%	53.8%

Research and Development

Research and development expenses increased 37.2% for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. The increase is primarily associated with planned increases in new product development investments.

Selling, General and Administrative

During the three months ended June 28, 2014, selling, general and administrative expenses decreased 13.3%, as compared to the same period of fiscal 2014. The decrease for the three months ended June 28, 2014 was due primarily to lower restructuring and transformation costs primarily due to the timing of manufacturing network optimization activities as well as the completion of the whole blood integration activities during fiscal 2014. Restructuring and transformation costs recorded in selling, general and administrative were $16.8 million during the three months ended June 28, 2014 and $30.3 million in the prior period.

Interest and Other Expense, Net

Interest and other expense, net, remained flat for the three months ended June 28, 2014, as compared to the same period of fiscal 2014. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The effective interest rate on total debt outstanding for the three months ended June 28, 2014 and the three months ended June 29, 2013 was approximately 2.0%.

Income Taxes

	Three Months Ended
	June 28, 2014	June 29, 2013
Reported income tax rate	13.3%	14.9%

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported tax rate is lower than the federal statutory rate in all periods as the income tax rates in the foreign jurisdictions are generally lower.

The reported tax rate for the three months ended June 28, 2014 as well as the comparable period in the prior year was approximately 15%. Our reported tax rates are lower than the federal statutory tax rate in both periods due to lower foreign tax rates. In addition, during the current period we recorded a pre-tax loss in Scotland associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in Scotland. Similarly in the prior period, we recorded pre-tax losses in Italy associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in Italy.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	June 28, 2014	March 29, 2014
Cash & cash equivalents	$139,943	$192,469
Working capital	$403,437	$406,048
Current ratio	3.4	2.9
Net debt (1)	$(290,998)	$(245,218)
Days sales outstanding (DSO)	63	62
Disposable finished goods inventory turnover	4.0	4.2

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

Our capital resources consist of cash and cash equivalents, our ability to generate cash flow from operations and available borrowings under our credit facility and lines of credit. As discussed in Management’s Discussion and Analysis, during fiscal 2014 our business was negatively impacted by changes in blood management practices and actions taken by U.S. blood center customers in response to related reductions in demand for blood products. We expect these trends and the loss of revenues from the American Red Cross whole blood contract to continue to negatively impact revenue and cash flow from operations in fiscal 2015.

During fiscal 2014 we commenced the VCC initiatives that includes a significant transformation of our manufacturing network designed to reduce product costs and increase the efficiency of our supply chain. The program requires cash expenditures for plant exit and closure costs including separation benefits, new plant construction and temporary increases in inventory levels as manufacturing is transitioned to new facilities. We paid $72.9 million in cash related to restructuring, transformation costs and capital expenditures associated with the VCC initiatives during fiscal 2014. We estimate we will pay $100.0 million in cash in fiscal 2015 related to our VCC initiatives.

During the three months ended June 28, 2014, we announced a share repurchase plan of up to $100 million worth of shares in the open market. The repurchase program adheres to all debt covenants and is subject to market conditions. As of June 28, 2014, we had repurchased approximately 834,000 shares at a total cost of $26.5 million under this plan.

Debt

In connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities have a term of five years and mature on August 1, 2017. Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which include financial and negative covenants. As of June 28, 2014, all $50.0 million of the Revolving Credit Facility was available and we were in compliance with the financial covenants including Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date by approximately two years, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. At June 30, 2014, $379.4 million was outstanding under the term loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.5625%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of June 30, 2014. We were in compliance with the leverage and interest coverage ratios specified in its credit agreement as well as all other bank covenants as of June 30, 2014.

The modified maturity profile is as follows:

Fiscal year (in thousands)	Term Loan
2015	$—
2016	14,227
2017	37,941
2018	73,510
2019 and beyond	303,728
$429,406

Cash Flows

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$13,738	$13,402	$336
Investing activities	(37,021)	(35,647)	(1,374)
Financing activities	(28,811)	9,504	(38,315)
Effect of exchange rate changes on cash and cash equivalents (1)	(432)	(51)	(381)
Net increase (decrease) in cash and cash equivalents	$(52,526)	$(12,792)	$(39,734)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with US GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities increased by $0.3 million during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013. Cash provided by operating activities was essentially flat year over year as operating performance and working capital levels were comparable in each period.

Investing Activities

Net cash used in investing activities decreased by $1.4 million during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013. The three months ended June 29, 2013 include $23.1 million paid for the acquisition of Hemerus Medical, LLC. Excluding this acquisition, net cash used in investing activities increased $24.5 million during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013. This increase was due primarily to plant construction activities in Malaysia and Tijuana as part of our VCC initiatives and the purchase of two previously leased facilities, our manufacturing facility in Salt Lake City and an administrative office at our corporate headquarters in Braintree.

Financing Activities

Net cash used in financing activities increased by $38.3 million during the three months ended June 28, 2014, as compared to the three months ended June 29, 2013, due primarily to $8.5 million of term loan principal payments and $26.5 million of share repurchases during the three months ended June 28, 2014.

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

Foreign Exchange

During the three months ended June 28, 2014, approximately 46.2% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in the Euro, the Japanese Yen and the Australian Dollar. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos. The Yen, Euro and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro or Australian Dollar, there is a positive effect on our results of operations. For the Swiss Franc, the British Pound, the Canadian Dollar and Mexican Peso our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, the British Pound, the Australian Dollar, the Canadian Dollar and the Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

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

Presented below are the spot rates for our Euro, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound, Swiss Franc and Mexican Peso cash flow hedges that settled during fiscal years 2013, 2014 and 2015 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in the Euro, the Japanese Yen and the Australian Dollar. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, Swiss Francs and Mexican Pesos. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (US$ per Euro)
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
FY16	1.35	2%	—	—	—	—	—	—
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
FY16	102.05	(5)%	—	—	—	—	—	—
Australian Dollar - Hedge Spot Rate (US$ per AUD)
FY14	—	—	0.92	—	0.91	—	0.92	—%
FY15	0.90	—	0.94	2%	0.94	3%	0.90	(2)%
FY16	—	—	—	—	—	—	—	—

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—	—	—	—	—	—	—
FY16	—	—	—	—	—	—	—	—
British Pound - Hedge Spot Rate (US$ per GBP)
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
FY16	1.67	(7)%	—	—	—	—	—	—
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.91	(1)%	0.89	(4)%
FY16	0.90	(4)%	—	—	—	—	—	—
Mexican Peso - Hedge Spot Rate (MXN per US$)
FY14	12.34	—%	12.35	—%	12.22	—%	12.20	—%
FY15	12.40	—%	13.06	6%	13.09	7%	13.08	7%
FY16	13.10	6%	13.01	—%	—	—	—	—

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company retrospectively beginning April 1, 2018, with early adoption not permitted. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The impact on our Financial Statements of adopting ASU 2014-12 is being assessed by management.

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

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $9.7 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US Dollar would result in a $10.0 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of June 28, 2014 was $429.4 million with an interest rate of 1.5625% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.3 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of June 28, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 28, 2014. There has been no change in our internal control over financial reporting during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

Italian Employment Litigation

We have received notices of claimed violations of employment related contracts from some employees of the facility in Ascoli-Piceno, Italy where we are ceasing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by different national collective bargaining agreements than those used over prior years, (ii) certain solidarity agreements, which are arrangements between the company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into the working clothes at the beginning and end of each shift.

In addition, a union represented in the Ascoli plant, has filed an action claiming that the company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.

As of June 28, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.6 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We believe these claims are without merit, and intend to defend against them. As such, no amounts have been accrued related to these claims. We may receive other, similar claims, in the future.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended March 29, 2014, which could materially affect the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In an April 28, 2014 press release, the Company announced that its Board of Directors approved the repurchase of up to $100.0 million worth of Company shares, subject to compliance with its loan covenants. Through June 28, 2014, the Company repurchased 833,757 shares of its common stock for an aggregate purchase price of $26.9 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the quarter were made under the publicly announced program and were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
4/27/2014-5/24/2014	694,162	$31.81	22,079,008	77,920,992
5/25/2014-6/28/2014	139,595	34.23	4,778,988	73,142,004
Total	833,757	$32.21	$26,857,996

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. [Removed and Reserved]

Item 6. Exhibits

10A
Sixth Amendment to Lease dated March 23, 2004, effective July 15, 2004 made as of May 28, 2013 between Cabot II - ILI W02-W03, LLC and the Company of the property located in Niles, Illinois (filed as Exhibit 10A to the Company's Form 10-Q for the quarter ended June 28, 2014).

10B
Seventh Amendment to Lease dated March 23, 2004, effective July 15, 2004 made as of May 1, 2014 between Cabot II - ILI W02-W03, LLC and the Company of the property located in Niles, Illinois (filed as Exhibit 10B to the Company's Form 10-Q for the quarter ended June 28, 2014).

10C
Lease dated February 25, 2014 between and among 840 Business Center #2, LLC and Haemonetics Corporation for the property located in Mount Juliet, Tennessee (filed herewith as Exhibit 10C to the Company's Form 10-Q for the quarter ended June 28, 2014).

10D
Lease dated September 19, 2013 between the Penang Development Corporation ("Lessor") and Haemonetics Malaysia Sdn Bhd ("Lessee") of the property located in Penang, Malaysia (filed herewith as Exhibit 10D to the Company's 10-Q for the quarter ended June 28, 2014).

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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 28, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
July 31, 2014	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2014	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)