Form 10-Q
period 2014-09-27
HAEMONETICS CORP
filed 2014-11-04
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: September 27, 2014
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
The number of shares of $0.01 par value common stock outstanding as of September 27, 2014: 51,336,678

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$227,580	$235,755	$452,068	$455,297
Cost of goods sold	119,466	115,871	237,676	224,002
Gross profit	108,114	119,884	214,392	231,295
Operating expenses:
Research and development	10,938	14,946	26,319	26,155
Selling, general and administrative	84,769	81,508	177,331	188,318
Total operating expenses	95,707	96,454	203,650	214,473
Operating income	12,407	23,430	10,742	16,822
Interest and other expense, net	(2,645)	(2,542)	(5,188)	(5,183)
Income before provision for income taxes	9,762	20,888	5,554	11,639
Provision for income taxes	2,275	4,340	1,715	2,965
Net income	$7,487	$16,548	$3,839	$8,674

Net income per share - basic	$0.15	$0.32	$0.07	$0.17
Net income per share - diluted	$0.14	$0.32	$0.07	$0.17

Weighted average shares outstanding
Basic	51,391	51,492	51,567	51,360
Diluted	51,925	52,361	52,056	52,200

Comprehensive income	$6,990	$15,308	$2,495	$7,174
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 27, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,971	$192,469
Accounts receivable, less allowance of $2,067 at September 27, 2014 and $1,676 at March 29, 2014	151,055	164,603
Inventories, net	209,418	197,661
Deferred tax asset, net	14,149	14,144
Prepaid expenses and other current assets	52,366	54,099
Total current assets	556,959	622,976
Net property, plant and equipment	311,999	271,437
Intangible assets, less accumulated amortization of $117,770 at September 27, 2014 and $101,694 at March 29, 2014	257,544	271,159
Goodwill	336,301	336,768
Deferred tax asset, long term	1,071	1,184
Other long-term assets	10,671	10,654
Total assets	$1,474,545	$1,514,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$1,655	$45,630
Accounts payable	44,173	53,562
Accrued payroll and related costs	55,840	54,913
Accrued income taxes	3,347	3,113
Other liabilities	60,041	59,710
Total current liabilities	165,056	216,928
Long-term debt, net of current maturities	428,253	392,057
Long-term deferred tax liability	26,911	29,664
Other long-term liabilities	33,607	37,641
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,336,678 shares at September 27, 2014 and 52,041,189 shares at March 29, 2014	513	520
Additional paid-in capital	408,940	402,611
Retained earnings	411,199	433,347
Accumulated other comprehensive income	66	1,410
Total stockholders’ equity	820,718	837,888
Total liabilities and stockholders’ equity	$1,474,545	$1,514,178

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities:
Net income	$3,839	$8,674
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	41,625	38,256
Amortization of financing costs	572	815
Stock compensation expense	6,938	6,416
Purchase of in-process R&D	—	3,569
Loss on sale of property, plant and equipment	364	265
Unrealized loss from hedging activities	554	2,266
Contingent consideration expense	459	310
Asset write-down	474	1,675
Change in operating assets and liabilities:
Decrease in accounts receivable, net	10,145	8,689
Increase in inventories	(13,185)	(19,338)
Increase in prepaid income taxes	(2,028)	(1,459)
(Decrease)/Increase in other assets and other liabilities	(8,160)	5,067
Tax benefit of exercise of stock options	854	1,338
Increase/(Decrease) in accounts payable and accrued expenses	2,529	(13,781)
Net cash provided by operating activities	44,980	42,762
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(70,872)	(28,202)
Proceeds from sale of property, plant and equipment	377	642
Acquisition of Hemerus	—	(23,124)
Other acquisitions and investments	—	(8,707)
Net cash used in investing activities	(70,495)	(59,391)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(513)	(472)
Net increase in short-term loans	786	4,240
Repayment of term loan borrowings	(8,531)	(20,000)
Proceeds from employee stock purchase plan	2,530	2,666
Proceeds from exercise of stock options	4,042	8,117
Excess tax benefit on exercise of stock options	—	1,581
Share repurchases	(33,770)	—
Net cash used in financing activities	(35,456)	(3,868)
Effect of exchange rates on cash and cash equivalents	(1,527)	525
Net Decrease in Cash and Cash Equivalents	(62,498)	(19,972)
Cash and Cash Equivalents at Beginning of Period	192,469	179,120
Cash and Cash Equivalents at End of Period	$129,971	$159,148
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$4,026	$6,034
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,180	$4,722
Income taxes paid	$8,351	$3,666
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. Management does not believe that the adoption of ASU 2014-08 will have a material effect on our Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company retrospectively beginning April 2, 2017, with early adoption not permitted. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. Management does not believe that the adoption of ASU 2014-08 will have a material effect on our Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ("ASU 2014-15") ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after

December 15, 2016; however, early adoption is permitted. Management does not believe that the adoption of ASU 2014-15 will have a material effect on our Financial Statements.

3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	September 27, 2014	September 28, 2013
Basic EPS
Net income	$7,487	$16,548
Weighted average shares	51,391	51,492
Basic income per share	$0.15	$0.32
Diluted EPS
Net income	$7,487	$16,548
Basic weighted average shares	51,391	51,492
Net effect of common stock equivalents	534	869
Diluted weighted average shares	51,925	52,361
Diluted income per share	$0.14	$0.32

	Six Months Ended
(In thousands, except per share amounts)	September 27, 2014	September 28, 2013
Basic EPS
Net income	$3,839	$8,674
Weighted average shares	51,567	51,360
Basic income per share	$0.07	$0.17
Diluted EPS
Net income	$3,839	$8,674
Basic weighted average shares	51,567	51,360
Net effect of common stock equivalents	489	840
Diluted weighted average shares	52,056	52,200
Diluted income per share	$0.07	$0.17

Weighted average shares outstanding, assuming dilution, excludes the impact of 1.6 million shares for the three and six months ended September 27, 2014, and a negligible number and 0.8 million shares for the three and six months ended September 28, 2013, respectively, because these securities were anti-dilutive during the noted periods.

4. STOCK-BASED COMPENSATION

Stock-based compensation expense of $6.9 million and $6.4 million was recognized for the six months ended September 27, 2014 and September 28, 2013, respectively. The related income tax benefit recognized was $2.2 million and $2.1 million for the six months ended September 27, 2014 and September 28, 2013, respectively.

The weighted average fair value for our options granted was $8.08 and $10.98 for the six months ended September 27, 2014 and September 28, 2013, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Six Months Ended
	September 27, 2014	September 28, 2013
Stock Options Black-Scholes assumptions (weighted average):
Volatility	22.62%	25.49%
Expected life (years)	4.9	5
Risk-free interest rate	1.80%	1.40%
Dividend yield	—%	—%

As of September 27, 2014, there was $22.5 million of total unrecognized compensation cost related to non-vested equity based compensation, including stock options, restricted stock units and markets stock units. This cost is expected to be recognized over a weighted average period of 2.18 years.

During the six months ended September 27, 2014 and September 28, 2013, there were 97,415 and 81,465 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $25.85 and $32.73 per share, respectively.

5. PRODUCT WARRANTIES

We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

	Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Warranty accrual as of the beginning of the period	$590	$673
Warranty provision	577	775
Warranty spending	(595)	(723)
Warranty accrual as of the end of the period	$572	$725

6. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out method.

(In thousands)	September 27, 2014	March 29, 2014
Raw materials	$75,480	$72,508
Work-in-process	6,789	7,383
Finished goods	127,149	117,770
	$209,418	$197,661

7. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the six months ended September 27, 2014, approximately 45.8% of our sales were generated outside the US, generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the US Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese

Yen and Euro, and to a lesser extent Swiss Francs, British Pounds, Australian Dollars, Canadian Dollars and Mexican Pesos. This does not eliminate the impact of the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of September 27, 2014 and March 29, 2014 were cash flow hedges under ASC 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $145.2 million as of September 27, 2014 and $157.9 million as of March 29, 2014.

During the six months ended September 27, 2014, we recognized net gains of $1.6 million in earnings on our cash flow hedges, compared to recognized net gains of $1.7 million during the six months ended September 28, 2013. For the six months ended September 27, 2014, a $4.4 million gain related to foreign exchange hedge contracts, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gain of $1.7 million, net of tax, for the six months ended September 28, 2013. At September 27, 2014, gains of $4.4 million, net of tax, may be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of September 27, 2014 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $63.0 million as of September 27, 2014 and $72.9 million as of March 29, 2014.

Interest Rate Swaps

On August 1, 2012, we entered into a credit agreement which provided for a $475.0 million term loan (“Credit Agreement”). Under the terms of this Credit Agreement, we may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, we have chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow us to borrow in multiple tranches. As of September 27, 2014, we had three tranches outstanding, each based on Adjusted LIBOR. On June 30, 2014, we modified our Credit Agreement by extending the maturity date to July 1, 2019. Extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. The interest rates and LIBOR spreads remained the same in the modified Credit Agreement.

Accordingly, our earnings and cash flows are exposed to interest rate risk from changes in Adjusted LIBOR. Part of our interest rate risk management strategy includes the use of interest rate swaps to mitigate our exposure to changes in variable interest rates. Our objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations. We formally document our hedge relationships (including identifying the hedged instrument and hedged item) at hedge inception to ensure that our interest rate swaps qualify for hedge accounting. On a quarterly basis, we assess whether the interest rate swaps are highly effective in offsetting changes in the cash flow of the hedged item. We do not hold or issue interest rate swaps for trading purposes. We manage the credit risk of the counterparties by dealing only with institutions that we consider financially sound and consider the risk of non-performance to be remote.

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional amount of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the six months ended September 27, 2014, a loss of $0.1 million, net of tax, was recorded in Accumulated

Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in our consolidated statements of income and comprehensive income for the six months ended September 27, 2014.

Derivative Instruments	Amount of Gain/(Loss) Recognized in AOCI (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain/(Loss) Excluded from Effectiveness Testing *	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$4,443	$1,638	Net revenues, COGS, and SG&A	$142	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		2,680	Interest and other expense, net
Designated interest rate swaps, net of tax	$(106)	$—	Interest and other expense, net	$—
*   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of September 27, 2014 or March 29, 2014.

As of September 27, 2014, the amount recognized as a deferred tax asset for designated foreign currency hedges was $0.4 million and the amount recognized as a deferred tax liability for interest rate swap hedges was $0.4 million.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 27, 2014, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of September 27, 2014 by type of contract and whether it is a qualifying hedge under ASC 815.

(In thousands)	Location in Balance Sheet	September 27, 2014	March 29, 2014
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$5,069	$2,574
Designated interest rate swaps	Other current assets	1,080	1,250
		$6,149	$3,824
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,054	$1,255
		$1,054	$1,255

Other Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC 820, for the six months ended September 27, 2014, we applied the requirements under ASC 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 27, 2014.

(In thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$90,349	$—	$—	$90,349
Designated foreign currency hedge contracts	—	5,069	—	5,069
Designated interest rate swap	—	1,080	—	1,080
	$90,349	$6,149	$—	$96,498
Liabilities
Designated foreign currency hedge contracts	$—	$1,054	$—	$1,054
Contingent consideration	—	—	8,105	8,105
	$—	$1,054	$8,105	$9,159

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

The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the quarter ended September 27, 2014.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration as of March 29, 2014	$7,645
Contingent consideration interest expense	460
Ending balance	$8,105

The interest expense recognized on the contingent consideration is reflected in the "interest and other expense, net" on the
Consolidated Statements of Income and Comprehensive Income.

Other Fair Value Disclosures

The Term Loan which is carried at amortized cost and accounts receivable and accounts payable approximate fair value.

8. INCOME TAXES

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported income tax rate is lower than the US federal statutory rate in all reported periods primarily as a result of being subject to lower income tax rates in the foreign jurisdictions where we operate.

The reported income tax rate for the six months ended September 27, 2014 was 30.9%, as compared to a reported income tax rate of 25.5% for the six months ended September 28, 2013. Our reported income tax rate is lower than the US federal statutory tax rate in both periods primarily as a result of being subject to lower income tax rates in the foreign jurisdictions where we operate. In addition, during the current period we recorded pre-tax losses in Scotland and Malaysia due to restructuring costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in both jurisdictions. Similarly in the prior period, we recorded pre-tax losses in Italy associated with restructuring costs, and we did not recognize a tax benefit due to the full valuation allowance maintained against our Italian deferred tax assets.

9. DEBT

In connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities had a term of five years and matured on August 1, 2017. Interest was based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which included financial and negative covenants.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. At June 30, 2014, $379.4 million was outstanding under the term loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.5625%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of September 27, 2014. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of September 27, 2014.

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

Italian Employment Litigation

We have received notices of claimed violations of employment related contracts from some employees of the facility in Ascoli-Piceno, Italy where we have ceased manufacturing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by different national collective bargaining agreements than those used over prior years, (ii) certain solidarity agreements, which are arrangements between the company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into and out of the working clothes at the beginning and end of each shift.

In addition, a union represented in the Ascoli plant has filed an action claiming that the company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.

As of September 27, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.3 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We believe these claims are without merit, and intend to defend against them. As such, no amounts have been accrued related to these claims. We may receive other, similar claims in the future.

11. SEGMENT INFORMATION

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

Revenues from External Customers:

	Three Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Disposable revenues
Plasma disposables	$80,355	$75,734
Blood center disposables
Platelet	39,370	39,884
Red cell	10,176	10,221
Whole blood	33,738	47,283
	83,284	97,388
Hospital disposables
Surgical	15,661	16,351
OrthoPAT	4,898	6,262
Diagnostics	10,047	7,985
	30,606	30,598
Total disposables revenue	194,245	203,720

Software solutions	18,145	17,120
Equipment & other	15,190	14,915
Net revenues	$227,580	$235,755

	Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Disposable revenues
Plasma disposables	$159,582	$141,070
Blood center disposables
Platelet	77,541	74,330
Red cell	20,422	20,229
Whole blood	71,688	98,537
	169,651	193,096
Hospital disposables
Surgical	31,281	32,441
OrthoPAT	10,279	12,581
Diagnostics	19,645	15,579
	61,205	60,601
Total disposables revenue	390,438	394,767

Software solutions	35,883	33,866
Equipment & other	25,747	26,664
Net revenues	$452,068	$455,297

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

The following summarizes the restructuring activity for the six months ended September 27, 2014 and September 28, 2013:

	Six Months Ended September 27, 2014
(In thousands)	Restructuring Accrual Balance at March 29, 2014	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at September 27, 2014
Severance and other employee costs	$22,908	$12,743	$(12,680)	$—	$22,971
Other costs	728	9,354	(9,704)	—	378
Accelerated depreciation	—	740	—	(740)	—
Asset write-down	—	96	—	(96)	—
Total	$23,636	$22,933	$(22,384)	$(836)	$23,349

	Six Months Ended September 28, 2013
(in thousands)	Restructuring Accrual Balance at March 30, 2013	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at September 28, 2013
Severance and other employee costs	$3,089	$22,841	$(6,565)	$—	$19,365
Other costs	173	5,317	(5,065)	—	425
Accelerated depreciation	—	1,188		(1,188)	—
Asset write-down	—	915	—	(915)	—
	$3,262	$30,261	$(11,630)	$(2,103)	$19,790

We deployed significant financial resources for these activities.  Many of the activities necessary to complete the VCC initiatives include severance and other costs which qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations.  We incurred $22.9 million in severance, asset write-offs and other restructuring charges during the six months ended September 27, 2014. In addition, we also incurred $15.4 million of costs that do not constitute restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, product line transfer teams and related costs, infrastructure related costs, accelerated depreciation and asset disposals.

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

Transformation costs	Three Months Ended		Six Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Transformation and other costs	$7,225	$10,868	$14,987	$20,083
Accelerated depreciation	168	442	418	1,285
Asset disposal	—	760	—	760
Total	$7,393	$12,070	$15,405	$22,128

Restructuring costs	Three Months Ended		Six Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Severance and other employee costs	$3,222	$2,606	$12,743	$22,841
Other costs	4,249	2,676	9,354	5,317
Accelerated depreciation	481	934	740	1,188
Asset disposal	—	586	96	915
Total	$7,952	$6,802	$22,933	$30,261

Total restructuring and transformation	$15,345	$18,872	$38,338	$52,389

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

We capitalized $3.5 million and $2.6 million in software development costs for ongoing initiatives during the six months ended September 27, 2014 and September 28, 2013, respectively. At September 27, 2014 and March 29, 2014, we have a total of $35.2 million and $31.7 million of software costs capitalized, of which $6.7 million and $15.6 million are related to in-process software development initiatives, respectively. During the second quarter of fiscal 2015, our next generation plasma software received 510(k) approval and $12.3 million of capitalized costs was placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment at least annually.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll-forward of the components of Accumulated Other Comprehensive Income, net of tax, for the six months ended September 27, 2014:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total

Balance as of March 29, 2014	$3,198	$(4,592)	$2,804	$1,410
Other comprehensive income (loss) before reclassifications	(3,446)	(597)	4,337	294
Amounts reclassified from Accumulated Other Comprehensive Income	—	—	(1,638)	(1,638)
Net current period other comprehensive income	(3,446)	(597)	2,699	(1,344)
Balance as of September 27, 2014	$(248)	$(5,189)	$5,503	$66

The details about the amount reclassified from Accumulated Other Comprehensive Income for the six months ended September 27, 2014 are as follows:

(In thousands)	Amounts Reclassified from Other Comprehensive Income	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Realized net gain on derivatives	$1,676	Revenue, cost of goods sold, income/(expense)
Income tax effect	(38)	Provision for income taxes
Net of taxes	$1,638

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

Value Creation and Capture Initiatives

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over three years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan"). To implement the Network Plan, we are (i) discontinuing manufacturing activities at our Braintree, Massachusetts, Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) creating a technology center of excellence for product development, (iii) expanding our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Malaysia closer to our customers in Asia. See liquidity and capital resources discussion of this MD&A for further discussion of the costs of these activities.

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

Our disposables revenue stream includes the sales of manual collection and filtration systems, device disposables and fees for the use of our equipment, which accounted for 86.4% and 86.7% of our total revenues for the six months ended September 27, 2014 and September 28, 2013, respectively.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)
Net revenues	$227,580	$235,755	(3.5)%	$452,068	$455,297	(0.7)%
Gross profit	$108,114	$119,884	(9.8)%	$214,392	$231,295	(7.3)%
% of net revenues	47.5%	50.9%		47.4%	50.8%
Operating expenses	$95,707	$96,454	(0.8)%	$203,650	$214,473	(5.0)%
Operating income	$12,407	$23,430	(47.0)%	$10,742	$16,822	(36.1)%
% of net revenues	5.5%	9.9%		2.4%	3.7%
Interest and other expense, net	$(2,645)	$(2,542)	4.1%	$(5,188)	$(5,183)	0.1%
Income before provision for income taxes	$9,762	$20,888	(53.3)%	$5,554	$11,639	(52.3)%
Provision for income taxes	$2,275	$4,340	(47.6)%	$1,715	$2,965	(42.2)%
% of pre-tax income	23.3%	20.8%		30.9%	25.5%
Net income	$7,487	$16,548	(54.8)%	$3,839	$8,674	(55.7)%
% of net revenues	3.3%	7.0%		0.8%	1.9%
Earnings per share-diluted	$0.14	$0.32	(56.3)%	$0.07	$0.17	(58.8)%

Net revenues decreased 3.5% and 0.7% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effects of foreign exchange, net revenues decreased 2.5% and 0.2% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Revenue increases related to plasma and TEG growth were more than offset by declines in the whole blood product line for the three and six months ended September 27, 2014.

Operating income declined 47.0% and 36.1% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effects of foreign exchange, operating income declined 35.9% and 9.3% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Operating income decreased primarily due to lower whole blood revenue and the associated reduced manufacturing efficiency and increased variable compensation during the first half of the year. These decreases were partially offset by reduced restructuring and transformation expenses during the periods.

Net income declined 54.8% and 55.7% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effects of foreign exchange, net income decreased 42.1% and 13.2% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The change in net income is attributable to the reduction in the operating income described above.

Net Revenues by Geography

	Three Months Ended			Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)
United States	$124,406	$125,662	(1.0)%	$245,155	$247,807	(1.1)%
International	103,174	110,093	(6.3)%	206,913	207,490	(0.3)%
Net revenues	$227,580	$235,755	(3.5)%	$452,068	$455,297	(0.7)%

Our principal operations are in the US, Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenues generated outside the US approximated 45.8% of total net revenues for the six months ended September 27, 2014. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our revenues are impacted by changes in the value of these currencies relative to the US Dollar.

We have placed foreign currency hedges to minimize the risk of currency fluctuations. Relative weakness in the Japanese Yen to the US Dollar has negatively impacted revenue and operating income. We expect this trend to continue through the remainder of fiscal 2015 and into fiscal 2016.

Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Product Type

	Three Months Ended			Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)
Disposables	$194,245	$203,720	(4.7)%	$390,438	$394,767	(1.1)%
Software solutions	18,145	17,120	6.0%	35,883	33,866	6.0%
Equipment & other	15,190	14,915	1.8%	25,747	26,664	(3.4)%
Net revenues	$227,580	$235,755	(3.5)%	$452,068	$455,297	(0.7)%

Disposable Revenues by Product Type

	Three Months Ended			Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)
Plasma disposables	$80,355	$75,734	6.1%	$159,582	$141,070	13.1%
Blood center disposables
Platelet	39,370	39,884	(1.3)%	77,541	74,330	4.3%
Red cell	10,176	10,221	(0.4)%	20,422	20,229	1.0%
Whole blood	33,738	47,283	(28.6)%	71,688	98,537	(27.2)%
	83,284	97,388	(14.5)%	169,651	193,096	(12.1)%
Hospital disposables
Surgical	15,661	16,351	(4.2)%	31,281	32,441	(3.6)%
OrthoPAT	4,898	6,262	(21.8)%	10,279	12,581	(18.3)%
Diagnostics	10,047	7,985	25.8%	19,645	15,579	26.1%
	30,606	30,598	—%	61,205	60,601	1.0%
Total disposables revenue	$194,245	$203,720	(4.7)%	$390,438	$394,767	(1.1)%

Disposables Revenue

Disposables revenue decreased 4.7% and 1.1% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, disposables revenue decreased 3.5% and 0.4% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The decrease was driven primarily by significantly reduced whole blood disposable revenue and partially offset by growth in plasma and TEG disposables revenue.

Plasma

Plasma disposables revenue increased 6.1% and 13.1% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, plasma revenue increased 6.5% and 13.2% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Plasma revenue increased due to higher volumes in the United States associated with end market growth for plasma-derived biopharmaceuticals as well as the result of a transition to a direct sales model in Australia and New Zealand during the second quarter of fiscal 2014, which negatively impacted plasma revenue in the first half of fiscal 2014.

In October 2014, we entered into a long-term agreement to supply CSL Plasma Inc. with two pharmaceutical solutions, saline and the anti-coagulant sodium citrate, for use in their plasma collections. We expect to begin to deliver product and recognize revenues from this contract in fiscal 2016.

Blood Center

Blood center consists of disposables used to collect platelets, red cells and whole blood.

Platelet
We continue to see significant differences in demand for our platelet products in various markets depending on access to health care and adoption of certain efficient collection techniques. In emerging markets, increased access to health care continues to increase the demand for platelet transfusions, while increases in the demand for platelet transfusions in developed markets is modest.  Collection efficiencies which increase the yield of platelets per collection and more efficient use of collected platelets reduce the number of collections required to meet market demand. Where we see adoption of these techniques we experience reduced demand for our products, however, not all markets have adopted these collection efficiencies at the same level.

Platelet disposables revenue decreased 1.3% and increased 4.3% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, platelet disposable revenue increased 3.7% and 8.0% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The quarter over quarter decrease is due primarily to foreign currency fluctuations, while the year to date increase is due to continued growth in emerging markets and lower prior period sales as distributors reduced inventory levels during the first quarter of fiscal 2014.

Red Cell and Whole Blood
Sales to US blood centers represent approximately 70% of our total red cell and whole blood disposable revenue.  The demand for these disposable products in the US declined in fiscal 2014 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols.  We believe the decline in US blood center collections will be approximately 10% in fiscal 2015, and accordingly will continue to negatively impact red cell and whole blood revenue. Additionally, in response to this trend, certain large US blood center collector groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. We expect these US blood collector groups to pursue similar arrangements that may affect our red cell revenues in the future.

During fiscal 2014 we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance, LLC with certain whole blood collection components during the calendar years 2014-2016. The agreement includes a reduction in average selling prices which will continue to negatively impact our financial results in fiscal 2015. During March 2014, the American Red Cross selected another exclusive supplier to provide certain whole blood products. We anticipate this will reduce annualized revenues approximately $25.0 million, which we started experiencing in the first quarter of fiscal 2015.

Red cell disposables revenue decreased 0.4% and increased 1.0% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, red cell disposables revenue decreased 0.7% and increased 0.7% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The decrease in the three months ended September 27, 2014 was due to decreased revenue in Europe, while the increase for the six months ended September 27, 2014 was due to order timing.

Whole blood revenue decreased 28.6% and 27.2% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, whole blood revenue decreased 28.7% and 27.5% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Revenue for the three and six months ended September 27, 2014, decreased primarily due to the loss of the American Red Cross business noted above and the continued decline in demand, lower market share including the loss of a European tender early in fiscal 2014 and pricing reductions. Order timing in distribution markets outside the US also contributed to the decline in whole blood revenue. We expect that the impact of lower transfusion rates in the United States will moderate in fiscal 2016.

Hospital

Hospital consists of Surgical, OrthoPAT, and Diagnostics products.

Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 4.2% and 3.6% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, surgical disposables revenue decreased 2.0% and 2.2% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Surgical disposables grew in emerging markets but declined in mature markets due to a combination of market conditions and competitive pressures.

Revenues from our OrthoPAT disposables decreased 21.8% and 18.3% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 20.3% and 17.6% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014, as better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, have lessened hospital use of OrthoPAT disposables.

Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenues from our diagnostics products increased 25.8% and 26.1% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, diagnostics product revenues increased 22.1% and 22.6% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The revenue increase is due to continued adoption of our TEG analyzer, principally in the US and China.

Software Solutions Revenue

Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues increased 6.0% for both the three and six months ended September 27, 2014, as compared to the same periods of fiscal 2014. Without the effect of foreign exchange, software revenues increased 5.4% and 4.9% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Software revenue increased due to strong BloodTrack sales in the US and Europe during the three and six months ended September 27, 2014.

Equipment & Other Revenue

Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues increased 1.8% and decreased 3.4% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, equipment and other revenues increased 2.4% and decreased 2.7% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The increase in revenues in the three months ended September 27, 2014 is related to military orders in the North American market and plasma equipment sales in Russia. The decline in revenue for the six months ended September 27, 2014 is due primarily to the impact of order timing in global markets. This decline was partially offset by growing service revenue in Australia and New Zealand due to the transition to a direct sales model.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)
Gross profit	$108,114	$119,884	(9.8)%	$214,392	$231,295	(7.3)%
% of net revenues	47.5%	50.9%		47.4%	50.8%

Gross profit decreased 9.8% and 7.3% for the three and six months ended September 27, 2014, respectively, as compared to the same periods of fiscal 2014. Without the effect of foreign exchange, gross profit decreased 7.5% and 5.4% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The gross profit margin decreased by 340 basis points for the three and six months ended September 27, 2014, as compared to the same periods of fiscal 2014. The decrease in gross profit margin during the three and six months ended September 27, 2014 was primarily due to reduced manufacturing efficiency related to volume and price reductions associated with changes in the whole blood market described above. These decreases were partially offset by cost savings from our VCC initiatives implemented during fiscal 2014.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)
Research and development	$10,938	$14,946	(26.8)%	$26,319	$26,155	0.6%
% of net revenues	4.8%	6.3%		5.8%	5.7%
Selling, general and administrative	$84,769	$81,508	4.0%	$177,331	$188,318	(5.8)%
% of net revenues	37.2%	34.6%		39.2%	41.4%
Total operating expenses	$95,707	$96,454	(0.8)%	$203,650	$214,473	(5.0)%
% of net revenues	42.1%	40.9%		45.0%	47.1%

Research and Development

Research and development expenses decreased 26.8% and increased 0.6% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The decrease for the three months ended September 27, 2014 is related the acquisition of certain technology and manufacturing rights to be used in a next generation device, which were expensed as in-process research and development of $3.6 million during the quarter ended September 28, 2013. The increase during the six months ended September 27, 2014 is related to our planned increases in new product development investments.

Selling, General and Administrative

Selling, general and administrative expenses increased 4.0% and decreased 5.8% for the three and six months ended September 27, 2014, respectively, as compared to the same period of fiscal 2014. The increase for the three months ended September 27, 2014 was due primarily to higher variable compensation expenses during the quarter. The decrease for the six months ended September 27, 2014 was due primarily to lower restructuring and transformation costs primarily due to the timing of manufacturing network optimization activities as well as the completion of the whole blood integration activities during fiscal 2014. Restructuring and transformation costs recorded in selling, general and administrative were $11.2 million and $28.0 million during the three and six months ended September 27, 2014 and $10.8 million and $41.2 million in the respective prior periods.

Interest and Other Expense, Net

Interest and other expense, net, remained relatively flat for the three and six months ended September 27, 2014, as compared to the same period of fiscal 2014. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The effective interest rate on total debt outstanding for the three months ended September 27, 2014 and the three months ended September 28, 2013 was approximately 2.0%.

Income Taxes

	Three Months Ended			Six Months Ended
	September 27, 2014	September 28, 2013	% Increase/ (Decrease)	September 27, 2014	September 28, 2013	% Increase/ (Decrease)
Reported income tax rate	23.3%	20.8%	2.5%	30.9%	25.5%	5.4%

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States.  Our reported income tax rate is lower than the US federal statutory rate in all reported periods primarily as a result of being subject to lower income tax rates in the foreign jurisdictions where we operate.

The reported income tax rate for the six months ended September 27, 2014 was 30.9%, as compared to a reported income tax rate of 25.5% for the six months ended September 28, 2013. Our reported income tax rate is lower than the US federal statutory tax rate in both periods primarily as a result of being subject to lower income tax rates in the foreign jurisdictions where we operate. In addition, during the current period we recorded pre-tax losses in Scotland and Malaysia due to restructuring costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in both jurisdictions. Similarly in the prior period, we recorded pre-tax losses in Italy associated with restructuring costs, and we did not recognize a tax benefit due to the full valuation allowance maintained against our Italian deferred tax assets.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 27, 2014	March 29, 2014
Cash & cash equivalents	$129,971	$192,469
Working capital	$391,903	$406,048
Current ratio	3.4	2.9
Net debt (1)	$(299,937)	$(245,218)
Days sales outstanding (DSO)	60	62
Disposable finished goods inventory turnover	4.3	4.2

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

Our capital resources consist of cash and cash equivalents, our ability to generate cash flow from operations and available borrowings under our credit facility and lines of credit. As discussed in Management’s Discussion and Analysis, during fiscal 2014 our business was negatively impacted by changes in blood management practices and actions taken by US blood center customers in response to related reductions in demand for blood products. We expect these trends and the loss of revenues from the American Red Cross whole blood contract to continue to negatively impact revenue and cash flow from operations through the remainder of fiscal 2015.

During fiscal 2014, we commenced the VCC initiatives that include a significant transformation of our manufacturing network designed to reduce product costs and increase the efficiency of our supply chain. The program requires cash expenditures for plant exit and closure costs including separation benefits, new plant construction and temporary increases in inventory levels as manufacturing is transitioned to new facilities. We paid $72.9 million in cash related to restructuring, transformation costs and capital expenditures associated with the VCC initiatives during fiscal 2014. We estimate we will pay $100.0 million in cash in fiscal 2015 related to our VCC initiatives.

On April 28, 2014, we announced a share repurchase plan of up to $100 million worth of shares in the open market. The repurchase program adheres to all debt covenants and is subject to market conditions. During the three months ended September 27, 2014 we repurchased approximately 0.2 million shares at a total cost of $7.2 million. As of September 27, 2014, we had repurchased a total of approximately 1.0 million shares at a total cost of $34.0 million under this plan.

In October 2014, we entered into a long term supply agreement to supply CSL Plasma Inc. with two pharmaceutical solutions, saline and the anti-coagulant sodium citrate, for use in their plasma collections. This increased demand will require the expansion of our Union, South Carolina manufacturing facility, for which we expect to deploy cash through fiscal 2016.

Debt

In connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities had a term of five years and matured on August 1, 2017. Interest was based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which included financial and negative covenants.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. At June 30, 2014, $379.4 million was outstanding under the term loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.5625%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of September 27, 2014. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of September 27, 2014.

Cash Flows

	Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$44,980	$42,762	$2,218
Investing activities	(70,495)	(59,391)	(11,104)
Financing activities	(35,456)	(3,868)	(31,588)
Effect of exchange rate changes on cash and cash equivalents (1)	(1,527)	525	(2,052)
Net increase (decrease) in cash and cash equivalents	$(62,498)	$(19,972)	$(42,526)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into US Dollars. In accordance with US GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities increased by $2.2 million during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013. Cash provided by operating activities increased primarily due to improved collection activities, lower inventory purchases and timing of liability payments, partially offset by lower earnings.

Investing Activities

Net cash used in investing activities increased by $11.1 million during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013. The six months ended September 28, 2013 include $23.1 million paid for the acquisition of Hemerus Medical, LLC. Excluding this acquisition, net cash used in investing activities increased $34.2 million during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013. This increase was due primarily to plant construction activities in Malaysia and Tijuana as part of our VCC initiatives and the purchase of two previously leased facilities: our manufacturing facility in Salt Lake City and an administrative office at our corporate headquarters in Braintree.

Financing Activities

Net cash used in financing activities increased by $31.6 million during the six months ended September 27, 2014, as compared to the six months ended September 28, 2013, due primarily to $33.8 million of share repurchases. This was partially offset by lower term loan repayments during the six months ended September 27, 2014 due to our debt restructuring.

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

Foreign Exchange

During the six months ended September 27, 2014, approximately 45.8% of our sales were generated outside the US, generally in foreign currencies, yet our reporting currency is the US Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the US Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the US Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the US Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the US Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Francs, British Pounds, Australian Dollars, Canadian Dollars and Mexican Pesos. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

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

Presented below are the spot rates for our Euro, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound, Swiss Franc and Mexican Peso cash flow hedges that settled during fiscal years 2013, 2014 and 2015 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in Euro, Japanese Yen and Australian Dollars. These hedges also include our short positions associated with costs incurred in Canadian Dollars, British Pounds, Swiss Francs and Mexican Pesos. The table also shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (US$ per Euro)
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
FY16	1.35	2%	1.29	(4)%	—	—	—	—
Japanese Yen - Hedge Spot Rate (JPY per US$)
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
FY16	102.05	(5)%	106.84	(9)%	—	—	—	—
Australian Dollar - Hedge Spot Rate (US$ per AUD)
FY14	—	—	0.92	—	0.91	—	0.92	—
FY15	0.90	—	0.94	2%	0.94	3%	0.90	(2)%
FY16	0.94	4%	0.91	(3)%	—	—	—	—

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per US$)
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—	—	—	1.08	8%	1.09	8%
FY16	—	—	—	—	—	—	—	—
British Pound - Hedge Spot Rate (US$ per GBP)
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
FY16	1.67	(7)%	—	—	—	—	—	—
Swiss Franc - Hedge Spot Rate (CHF per US$)
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.90	(2)%	0.89	(4)%
FY16	0.90	(4)%	0.93	2%	—	—	—	—
Mexican Peso - Hedge Spot Rate (MXN per US$)
FY14	12.34	—	12.35	—	12.22	—	12.20	—
FY15	12.40	—%	13.06	6%	13.09	7%	13.08	7%
FY16	13.10	6%	13.07	—%	13.20	1%	—	—

We generally place our cash flow hedge contracts on a rolling twelve month basis.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. Management does not believe that the adoption of ASU 2014-08 will have a material effect on our Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company retrospectively beginning April 2, 2017, with early adoption not permitted. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. Management does not believe that the adoption of ASU 2014-08 will have a material effect on our Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ("ASU 2014-15") ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. Management does not believe that the adoption of ASU 2014-15 will have a material effect on our Financial Statements.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: the effects of disruption from the manufacturing transformation making it more difficult to maintain relationships with employees and timely deliver high quality products, unexpected expenses incurred during our VCC initiatives, technological advances in the medical field and standards for transfusion medicine, our ability to successfully implement products that incorporate such advances and standards, demand for whole blood and blood components, product quality, market acceptance, regulatory uncertainties, the ability of our contract manufacturing vendors to timely supply high quality goods, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the US (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure relative to market risk is due to foreign exchange risk and interest rate risk.

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the US Dollar relative to all other major currencies. In the event of a 10% strengthening of the US Dollar, the change in fair value of all forward contracts would result in a $9.2 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US Dollar would result in a $9.5 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of September 27, 2014 was $429.4 million with an interest rate of 1.5625% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.3 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of September 27, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 27, 2014. There has been no change in our internal control over financial reporting during the quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

Italian Employment Litigation

We have received notices of claimed violations of employment related contracts from some employees of the facility in Ascoli-Piceno, Italy where we have ceased manufacturing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by different national collective bargaining agreements than those used over prior years, (ii) certain solidarity agreements, which are arrangements between the company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into and out of the working clothes at the beginning and end of each shift.

In addition, a union represented in the Ascoli plant has filed an action claiming that the company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.

As of September 27, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.3 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We believe these claims are without merit, and intend to defend against them. As such, no losses have been accrued related to these claims in our financial statements. We may receive other, similar claims in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In an April 28, 2014 press release, the Company announced that its Board of Directors approved the repurchase of up to $100.0 million worth of Company shares, subject to compliance with its loan covenants. Through September 27, 2014, the Company repurchased 1,034,816 shares of its common stock for an aggregate purchase price of $34.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the year were made under the publicly announced program and were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 27, 2014 - May 24, 2014	694,162	$31.81	22,079,008	77,920,992
May 25, 2014 - June 28, 2014	139,595	$34.23	4,778,988	73,142,004
June 29, 2014 - July 26, 2014	75,185	$35.49	2,668,606	70,473,398
July 27, 2014 - August 23, 2014	63,730	$36.12	2,302,197	68,171,201
August 24, 2014 - September 27, 2014	62,144	$35.55	2,209,060	65,962,141
Total	1,034,816	$32.89	$34,037,859

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. [Removed and Reserved]

Item 6. Exhibits

10A
Credit Agreement dated as of June 30, 2014 among Haemonetics Corporation and the Lenders listen therein and JPMorgan Chase Bank, N.A. as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 8-K dated July 7, 2014 and incorporated by reference herein).

10B†	Pro Forma Non-Qualified Deferred Compensation Plan made effective on July 24, 2013 (filed as Exhibit 10B to the Company's Form10-Q for the quarter ended September 27, 2014).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development of the Company

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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 27, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
November 4, 2014	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2014	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)