Form 10-Q
period 2014-12-27
HAEMONETICS CORP
filed 2015-02-05
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: December 27, 2014
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
The number of shares of $0.01 par value common stock outstanding as of December 27, 2014: 51,491,568

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net revenues	$231,827	$242,120	$683,895	$697,418
Cost of goods sold	120,166	120,491	357,842	344,494
Gross profit	111,661	121,629	326,053	352,924
Operating expenses:
Research and development	10,643	14,209	36,962	40,364
Selling, general and administrative	82,758	89,560	260,089	277,879
Total operating expenses	93,401	103,769	297,051	318,243
Operating income	18,260	17,860	29,002	34,681
Interest and other expense, net	(2,308)	(2,852)	(7,496)	(8,035)
Income before provision for (benefit from) income taxes	15,952	15,008	21,506	26,646
Provision for (benefit from) income taxes	(36)	(1,282)	1,679	1,682
Net income	$15,988	$16,290	$19,827	$24,964

Net income per share - basic	$0.31	$0.31	$0.38	$0.48
Net income per share - diluted	$0.31	$0.31	$0.38	$0.48

Weighted average shares outstanding
Basic	51,432	51,730	51,521	51,485
Diluted	51,962	52,511	52,024	52,300

Comprehensive income	$8,346	$17,289	$10,841	$24,463
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27, 2014	March 29, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,200	$192,469
Accounts receivable, less allowance of $1,975 at December 27, 2014 and $1,676 at March 29, 2014	143,635	164,603
Inventories, net	212,493	197,661
Deferred tax asset, net	16,172	14,144
Prepaid expenses and other current assets	52,331	54,099
Total current assets	549,831	622,976
Net property, plant and equipment	323,491	271,437
Intangible assets, less accumulated amortization of $125,642 at December 27, 2014 and $101,694 at March 29, 2014	251,221	271,159
Goodwill	334,990	336,768
Deferred tax asset, long term	1,031	1,184
Other long-term assets	13,581	10,654
Total assets	$1,474,145	$1,514,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$7,748	$45,630
Accounts payable	46,830	53,562
Accrued payroll and related costs	48,028	54,913
Accrued income taxes	2,754	3,113
Other liabilities	58,980	59,710
Total current liabilities	164,340	216,928
Long-term debt, net of current maturities	421,006	392,057
Long-term deferred tax liability	25,871	29,664
Other long-term liabilities	29,020	37,641
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,491,568 shares at December 27, 2014 and 52,041,189 shares at March 29, 2014	515	520
Additional paid-in capital	417,405	402,611
Retained earnings	423,563	433,347
Accumulated other comprehensive income	(7,575)	1,410
Total stockholders’ equity	833,908	837,888
Total liabilities and stockholders’ equity	$1,474,145	$1,514,178

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 27, 2014	December 28, 2013
Cash Flows from Operating Activities:
Net income	$19,827	$24,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,891	59,063
Amortization of financing costs	797	1,170
Stock compensation expense	10,219	9,664
Purchase of in-process R&D	—	3,569
Loss on sale of property, plant and equipment	612	501
Unrealized loss from hedging activities	1,477	351
Contingent consideration expense	706	1,182
Asset write-down	1,246	1,711
Change in accounts receivable, net	14,422	20,432
Change in inventories	(17,906)	(24,627)
Change in prepaid income taxes	(219)	(2,124)
Change in other assets and other liabilities	(18,834)	5,219
Tax benefit of exercise of stock options	961	2,906
Change in accounts payable and accrued expenses	(5,326)	(15,928)
Net cash provided by operating activities	71,873	88,053
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(100,530)	(43,721)
Proceeds from sale of property, plant and equipment	387	197
Acquisition of Hemerus	—	(23,124)
Other acquisitions and investments	—	(8,374)
Net cash used in investing activities	(100,143)	(75,022)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(778)	(715)
Net increase in short-term loans	(357)	(4,426)
Repayment of term loan borrowings	(8,531)	(28,531)
Proceeds from employee stock purchase plan	4,763	5,229
Proceeds from exercise of stock options	7,926	11,699
Excess tax benefit on exercise of stock options	—	2,076
Share repurchases	(38,701)	—
Net cash used in financing activities	(35,678)	(14,668)
Effect of exchange rates on cash and cash equivalents	(3,321)	363
Net Change in Cash and Cash Equivalents	(67,269)	(1,274)
Cash and Cash Equivalents at Beginning of Period	192,469	179,120
Cash and Cash Equivalents at End of Period	$125,200	$177,846
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,271	$6,973
Income taxes paid	$10,727	$4,093
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$5,755	$7,967
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2015, or any other interim period. Operating results for the three and nine months ended December 27, 2014 include the correction of an overstatement of operating expenses in prior periods. Absent this correction, operating expenses would have been $1.7 million higher in the three and nine months ended December 27, 2014 than the amounts included in the accompanying Consolidated Statements of Income and Comprehensive Income. This overstatement was due to an error in the computation of the restructuring accrual for severance and employee benefits incurred in connection with the Company’s ongoing Value Creation and Capture initiatives and the cost of parts used to maintain our Haemonetics owned equipment. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 29, 2014.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU No. 2014-08 are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. Management does not believe that the adoption of ASU No. 2014-08 will have a material effect on our Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 will be effective for the Company retrospectively beginning April 2, 2017, with early adoption not permitted. The impact of adopting ASU No. 2014-09 on our Financial Statements is being assessed by management.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU No. 2014-12 is effective in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU No. 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. Management does not believe that the adoption of ASU No. 2014-12 will have a material effect on our Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. Management does not believe that the adoption of ASU No. 2014-15 will have a material effect on our Financial Statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items. An entity will no longer be required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU No. 2015-01 will be effective for fiscal years beginning after December 15, 2015. An entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Management does not believe that the adoption of ASU No. 2015-01 will have a material effect on our Financial Statements.

3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	December 27, 2014	December 28, 2013
Basic EPS
Net income	$15,988	$16,290
Weighted average shares	51,432	51,730
Basic income per share	$0.31	$0.31
Diluted EPS
Net income	$15,988	$16,290
Basic weighted average shares	51,432	51,730
Net effect of common stock equivalents	530	781
Diluted weighted average shares	51,962	52,511
Diluted income per share	$0.31	$0.31

	Nine Months Ended
(In thousands, except per share amounts)	December 27, 2014	December 28, 2013
Basic EPS
Net income	$19,827	$24,964
Weighted average shares	51,521	51,485
Basic income per share	$0.38	$0.48
Diluted EPS
Net income	$19,827	$24,964
Basic weighted average shares	51,521	51,485
Net effect of common stock equivalents	503	815
Diluted weighted average shares	52,024	52,300
Diluted income per share	$0.38	$0.48

Weighted average shares outstanding, assuming dilution, excludes the impact of 1.7 million and 1.6 million anti-dilutive shares for the three and nine months ended December 27, 2014, respectively, as compared to 1.3 million and 0.9 million anti-dilutive shares for the three and nine months ended December 28, 2013, respectively.

4. STOCK-BASED COMPENSATION

Performance Share Units

On October 22, 2014, the Company issued a new type of equity award under its 2005 Long-Term Incentive Compensation Plan, Performance Share Units, with a target award level of 129,130 shares for 14 senior executives.
The value of these Performance Share Units is based upon the Company’s total shareholder return for the period from October 1, 2014 to their vesting date of September 30, 2017 relative to the total shareholder return of the companies comprising the Standard & Poor's Health Care Equipment Index (the "Index"). These awards are conditioned upon the employees’ continued employment with the Company through the vesting date. If an employee is no longer employed by the Company at the vesting date as a result of a Qualifying Retirement, then the continued employment requirement shall cease to apply and prorated shares awarded will be determined as of the vesting date.
Total shareholder return is equal to the appreciation of the share price during a performance period, plus any dividends paid on the applicable company’s common stock. Relative total shareholder return compares the company's total shareholder return to the Index.
The actual number of shares awarded under a Performance Share Unit may range from 0% to a maximum of 200% of the target award depending upon the Company’s relative total shareholder return. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the Index.
Grant date fair values for the Performance Share Units were estimated using a Monte Carlo Simulation of the Company's and the Index's stock price correlation over three-year time horizons matching the Performance Share Units performance period with a risk free rate of 0.78%, volatility of 20% and 12 months of dividend history.
The estimated fair value, potential shares to be awarded, recognized compensation expense and future compensation expense to be recognized, including estimated forfeitures, for Performance Share Unit awards are as follows:

	As of October 22, 2014	For Nine Months Ended December 27, 2014
PSU Performance Period	PSU Award Fair Value	Recognized Compensation Expense	Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
	(Per share)	(In thousands)	(In thousands)
Oct 1, 2014 - Sept 30, 2017	$35.09	$278	$4,253	—	129,130	258,260

Stock-Based Compensation

Total stock-based compensation expense of $10.2 million and $9.7 million was recognized for the nine months ended December 27, 2014 and December 28, 2013, respectively. The related income tax benefit recognized was $3.3 million and $3.2 million for the nine months ended December 27, 2014 and December 28, 2013, respectively.

The weighted average fair value for our options granted was $7.89 and $10.17 per share for the nine months ended December 27, 2014 and December 28, 2013, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Nine Months Ended
	December 27, 2014	December 28, 2013
Stock Options Black-Scholes assumptions (weighted average):
Volatility	22.45%	22.79%
Expected life (years)	4.9	4.9
Risk-free interest rate	1.75%	1.30%
Dividend yield	—%	—%

As of December 27, 2014, there was $29.0 million of total unrecognized compensation cost related to non-vested equity based compensation, including stock options, restricted stock units, market stock units and performance share units. This cost is expected to be recognized over a weighted average period of 2.61 years.

During the nine months ended December 27, 2014 and December 28, 2013, there were 183,808 and 156,224 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $25.92 and $32.77 per share, respectively.

5. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013
Warranty accrual as of the beginning of the period	$590	$673
Warranty provision	890	1,214
Warranty spending	(941)	(1,178)
Warranty accrual as of the end of the period	$539	$709

6. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	December 27, 2014	March 29, 2014
Raw materials	$74,555	$72,508
Work-in-process	6,431	7,383
Finished goods	131,507	117,770
	$212,493	$197,661

7. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the nine months ended December 27, 2014, approximately 45.9% of our sales were generated outside the US, generally in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

Our designated foreign currency hedge contracts as of December 27, 2014 and March 29, 2014 were cash flow hedges under ASC 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to Retained Earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $147.4 million as of December 27, 2014 and $157.9 million as of March 29, 2014.

During the nine months ended December 27, 2014, we recognized net gains of $2.9 million in Retained Earnings from our cash flow hedges, compared to recognized net gains of $7.1 million during the nine months ended December 28, 2013. For the nine months ended December 27, 2014, an $8.4 million gain, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of designated foreign currency hedge contracts, as compared to a gain of $5.0 million, net of tax, for the nine months ended December 28, 2013. At December 27, 2014, gains of $8.4 million, net of tax, may be reclassified to Retained Earnings within the next twelve months. All currency cash flow hedges outstanding as of December 27, 2014 mature within twelve months.

Non-Designated Foreign Currency Contracts

We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to Retained Earnings. We had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $60.4 million as of December 27, 2014 and $72.9 million as of March 29, 2014.

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

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional amount of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the nine months ended December 27, 2014, a loss of $0.3 million, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in our consolidated statements of income and comprehensive income for the nine months ended December 27, 2014:

Derivative Instruments	Amount of Gain/(Loss) Recognized in AOCI	Amount of Gain/(Loss) Reclassified from AOCI into Retained Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain/(Loss) Excluded from Effectiveness Testing *	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$8,409	$2,921	Net revenues, COGS, and SG&A	$107	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		5,477	Interest and other expense, net
Designated interest rate swaps, net of tax	$(255)	$—	Interest and other expense, net	$—
*   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of December 27, 2014 or March 29, 2014.

As of December 27, 2014, the amount recognized as a deferred tax asset for designated foreign currency hedges was $0.5 million and the amount recognized as a deferred tax liability for interest rate swap hedges was $0.3 million.

ASC 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 27, 2014, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of December 27, 2014 and March 29, 2014:

(In thousands)	Location in Balance Sheet	December 27, 2014	March 29, 2014
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$8,088	$2,574
Designated interest rate swaps	Other current assets	841	1,250
		$8,929	$3,824
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$2,465	$1,255
		$2,465	$1,255

Other Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC 820, for the nine months ended December 27, 2014, we applied the requirements under ASC 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

Fair Value Measured on a Recurring Basis

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

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 27, 2014.

(In thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$72,875	$—	$—	$72,875
Designated foreign currency hedge contracts	—	8,088	—	8,088
Designated interest rate swap	—	841	—	841
	$72,875	$8,929	$—	$81,804
Liabilities
Designated foreign currency hedge contracts	$—	$2,465	$—	$2,465
Contingent consideration	—	—	8,351	8,351
	$—	$2,465	$8,351	$10,816

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
The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the quarter ended December 27, 2014.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration as of March 29, 2014	$7,645
Contingent consideration interest expense	706
Ending balance	$8,351

Interest expense recognized on contingent consideration is reflected in "Interest and other expense, net" on the
Consolidated Statements of Income and Comprehensive Income.

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

8. INCOME TAXES

The reported income tax rate for the nine months ended December 27, 2014 was 7.8%, as compared to a reported income tax rate of 6.3% for the nine months ended December 28, 2013. Our reported income tax rate is lower than the US federal statutory tax rate primarily as a result of being subject to lower income tax rates in the foreign jurisdictions where we operate. In addition, we recorded discrete tax benefits during the three months ended December 27, 2014 associated with the release of tax reserves due to the expiration of the statute of limitations as well as the retroactive enactment of the U.S. federal research credit. During the nine months ended December 27, 2014, we recorded pre-tax losses in Scotland, Italy and Malaysia due to restructuring costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in these jurisdictions. Similarly, during the nine months ended December 28, 2013, we recorded pre-tax losses in Italy associated with restructuring costs, and we did not recognize a tax benefit due to the full valuation allowance maintained against our Italian deferred tax assets. We also recorded a tax benefit for the three months ended December 28, 2013 as the benefits from the release of previously established reserves and the intercompany financing with Italy were recorded during this period.

9. DEBT

In connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities had a term of five years and mature on August 1, 2017. Interest was based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of leverage ratios and customary credit terms which included financial and negative covenants.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. At December 27, 2014, $379.4 million was outstanding under the term loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.5625%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of December 27, 2014. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of December 27, 2014.

The maturity profile is as follows:

Fiscal year (in thousands)	Term Loan
2015	$—
2016	21,342
2017	42,683
2018	45,054
2019 and beyond	320,327
$429,406

10. COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although the total liability cannot be determined at the present time, based on consultation with counsel, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.

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

As of December 27, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.1 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We believe these claims are without merit, and intend to defend against them. As such, no amounts have been accrued related to these claims. We may receive other, similar claims in the future.

11. SEGMENT INFORMATION

We manage a global business which designs, manufactures and markets blood management solutions.  Our solutions are marketed through operating units organized primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia Pacific and Japan.

ASC 280, Segment Reporting, permits the aggregation of segments which are economically similar as well as similar in all of the following areas: (i) the nature of the products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, (iv) the methods used to distribute their products or provide their services, and (v) the nature of the regulatory environment.

Based on the criteria of ASC 280, we have one reportable segment. This conclusion is consistent with how our chief operating decision-maker views the business. Our chief operating decision maker primarily uses consolidated results to make operating and strategic decisions.

12. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.

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

Our manufacturing network transformation plan, part of our larger VCC activities previously discussed, includes (i) discontinuing manufacturing activities at our Braintree, Massachusetts, Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) creating a technology center of excellence for product development in Braintree, Massachusetts, (iii) expanding of our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Penang, Malaysia closer to our customers in Asia.

We estimate we will incur approximately $69.0 million in restructuring and restructuring related expense and spend approximately $59.0 million on these initiatives in fiscal 2015. We estimate we will incur an additional $10.0 million to $15.0 million to complete these initiatives through fiscal 2017.

The following summarizes the restructuring costs for the nine months ended December 27, 2014 and December 28, 2013:

	Nine Months Ended December 27, 2014
(In thousands)	Restructuring Accrual Balance at March 29, 2014	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at December 27, 2014
Severance and other employee costs	$22,908	$15,633	$(21,785)	$—	$16,756
Other costs	728	12,044	(12,527)	—	245
Accelerated depreciation	—	1,158	—	(1,158)	—
Asset write-down	—	295	—	(295)	—
Total	$23,636	$29,130	$(34,312)	$(1,453)	$17,001

	Nine Months Ended December 28, 2013
(in thousands)	Restructuring Accrual Balance at March 30, 2013	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at December 28, 2013
Severance and other employee costs	$3,089	$28,189	$(9,690)	$—	$21,588
Other costs	173	9,905	(9,566)	—	512
Accelerated depreciation	—	1,757	—	(1,757)	—
Asset write-down	—	915	—	(915)	—
	$3,262	$40,766	$(19,256)	$(2,672)	$22,100

We deployed significant financial resources for these activities.  Many of the costs necessary to complete the VCC initiatives, such as severance and other plant closing costs, qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations.  We incurred $29.1 million in severance, asset write-downs and other restructuring charges during the nine months ended December 27, 2014. In addition, we also incurred $22.1 million of costs that do not constitute restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, product line transfer teams and related costs, infrastructure related costs, accelerated depreciation and asset disposals.

The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and interest and other expense in our Consolidated Statements of Income and Comprehensive Income for the periods presented. The majority of expenses recorded as Transformation Costs in the fiscal 2014 relate to the integration of the whole blood acquisition. Transformation Costs in fiscal 2015 are associated with our VCC initiatives.

Transformation costs	Three Months Ended		Nine Months Ended
(in thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Transformation and other costs	$5,892	$6,306	$20,877	$26,389
Accelerated depreciation	351	653	769	1,938
Asset disposal	471	36	471	796
Total	$6,714	$6,995	$22,117	$29,123

Restructuring costs	Three Months Ended		Nine Months Ended
(in thousands)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Severance and other employee costs	$2,887	$5,348	$15,633	$28,189
Other costs	2,691	4,588	12,044	9,905
Accelerated depreciation	418	569	1,158	1,757
Asset disposal	199	—	295	915
Total	$6,195	$10,505	$29,130	$40,766

Total restructuring and transformation	$12,909	$17,500	$51,247	$69,889

13. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

For costs incurred related to the development of software to be sold, leased or otherwise marketed, we apply the provisions of ASC 985-20, Software - Costs of Software to be Sold, Leased or Marketed, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.

We capitalized $6.6 million and $3.4 million in software development costs for ongoing initiatives during the nine months ended December 27, 2014 and December 28, 2013, respectively. At December 27, 2014 and March 29, 2014, we have a total of $38.3 million and $31.7 million of capitalized software costs, of which $8.9 million and $15.6 million are related to in-process software development initiatives, respectively. During fiscal 2015, our next generation plasma software received 510(k) approval and $12.9 million of capitalized costs were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment at least annually.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll-forward of the components of Accumulated Other Comprehensive Income, net of tax, for the nine months ended December 27, 2014:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized (Gain)/Loss on Derivatives	Total

Balance as of March 29, 2014	$3,198	$(4,592)	$2,804	$1,410
Other comprehensive income (loss)/income before reclassifications	(13,621)	(597)	8,154	(6,064)
Amounts reclassified from Accumulated Other Comprehensive Income	—	—	(2,921)	(2,921)
Net current period other comprehensive (loss)/income	(13,621)	(597)	5,233	(8,985)
Balance as of December 27, 2014	$(10,423)	$(5,189)	$8,037	$(7,575)

Details pertaining to the amount reclassified from Accumulated Other Comprehensive Income for the nine months ended December 27, 2014 are as follows:

(In thousands)	Amounts Reclassified from Other Comprehensive Income	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Realized net gain on derivatives	$3,041	Revenue, cost of goods sold, income/(expense)
Income tax effect	(120)	Provision for income taxes
Net of taxes	$2,921

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

We place devices with some of our customers which remain our property. The customer has the right to use these devices for a period of time as long as certain conditions are met, which, among other things, generally include one or more of the following:

•	Purchase and consumption of a minimum level of disposables products;

•	Payment of monthly rental fees; and

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Recent Developments

Russian Economic Conditions

Economic weakness in Russia has impacted our financial results and our outlook for growth from this market for the balance of fiscal 2015 and into fiscal 2016. While demand for our products remains strong, the challenging macro-economic conditions in Russia have resulted in reduced government healthcare spending and, as a result, our distributors are placing fewer orders. Russia currently represents approximately 3% of our revenue and we continue to work closely with our Russian distributors to monitor market conditions and credit risk.

Declines in US Blood Center Collections

Sales to US blood centers of our whole blood disposables represent approximately 10% of our total revenue. The demand for these disposable products in the US declined in fiscal 2014 and the first nine months of fiscal 2015 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols. We believe the decline in US blood center collections will be approximately 10% in fiscal 2015 and moderate in fiscal 2016, and accordingly will continue to negatively impact red cell and whole blood revenue. Additionally, in response to this trend, certain large US blood center collector groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. These US blood collector groups are pursuing similar arrangements that may affect our red cell revenues in the future.

During fiscal 2014 we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance, LLC with certain whole blood collection components during the calendar years 2014-2016. The agreement includes a reduction in average selling prices which will negatively impact our financial results in fiscal 2015. In March 2014, the American Red Cross selected another exclusive supplier to provide certain whole blood products. We anticipate this will reduce annualized revenues approximately $25.0 million, which we started experiencing in the first quarter of fiscal 2015. The loss of the American Red Cross contract and the impact of lower HemeXcel pricing will anniversary in the first half of fiscal 2016.

Value Creation and Capture Initiatives

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over three years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan"). To implement the Network Plan, we are (i) discontinuing manufacturing activities at our Braintree, Massachusetts, Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) creating a technology center of excellence for product development in Braintree, Massachusetts, (iii) expanding our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Penang, Malaysia closer to our customers in Asia. See liquidity and capital resources discussion of this MD&A for further discussion of the costs of these activities.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)
Net revenues	$231,827	$242,120	(4.3)%	$683,895	$697,418	(1.9)%
Gross profit	$111,661	$121,629	(8.2)%	$326,053	$352,924	(7.6)%
% of net revenues	48.2%	50.2%		47.7%	50.6%
Operating expenses	$93,401	$103,769	(10.0)%	$297,051	$318,243	(6.7)%
Operating income	$18,260	$17,860	2.2%	$29,002	$34,681	(16.4)%
% of net revenues	7.9%	7.4%		4.2%	5.0%
Interest and other expense, net	$(2,308)	$(2,852)	(19.1)%	$(7,496)	$(8,035)	(6.7)%
Income before provision for (benefit from) income taxes	$15,952	$15,008	6.3%	$21,506	$26,646	(19.3)%
Provision for (benefit from) income taxes	$(36)	$(1,282)	(97.2)%	$1,679	$1,682	(0.2)%
% of pre-tax income	(0.2)%	(8.5)%		7.8%	6.3%
Net income	$15,988	$16,290	(1.9)%	$19,827	$24,964	(20.6)%
% of net revenues	6.9%	6.7%		2.9%	3.6%
Earnings per share-diluted	$0.31	$0.31	—%	$0.38	$0.48	(20.8)%

Net revenues decreased 4.3% and 1.9% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, net revenues decreased 1.4% and 0.6% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Revenue increases in plasma and TEG disposables were more than offset by greater declines in the whole blood disposables for the three and nine months ended December 27, 2014.

Operating income increased 2.2% and decreased 16.4% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, operating income increased 2.2% and decreased 3.4% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Operating income increased for the three months ended December 27, 2014 due to reduced restructuring and transformation expenses. During the nine months ended December 27, 2014, operating income decreased primarily due to lower whole blood disposables volume and pricing, the associated reduced manufacturing efficiency and increased variable compensation. These decreases were partially offset by reduced restructuring and transformation expenses, and organizational cost savings initiatives.

Net income decreased 1.9% and 20.6% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, net income increased 0.6% and decreased 3.0% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. The decrease in net income is attributable to the changes in operating income described above.

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended			Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)
United States	$124,766	$126,752	(1.6)%	$369,921	$374,559	(1.2)%
International	107,061	115,368	(7.2)%	313,974	322,859	(2.8)%
Net revenues	$231,827	$242,120	(4.3)%	$683,895	$697,418	(1.9)%

Our principal operations are in the US, Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenues generated outside the US approximated 45.9% of total net revenues for the nine months ended December 27, 2014. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our revenues are impacted by changes in the value of these currencies relative to the US Dollar.

We have placed foreign currency hedges to minimize the risk of currency fluctuations. Relative weakness in the Japanese Yen to the US Dollar has negatively impacted revenue and operating income. We expect this trend to continue through the remainder of fiscal 2015 and into fiscal 2016.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Product Type

	Three Months Ended			Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)
Disposables	$198,156	$209,120	(5.2)%	$588,593	$603,887	(2.5)%
Software solutions	18,211	17,603	3.5%	54,094	51,469	5.1%
Equipment & other	15,460	15,397	0.4%	41,208	42,062	(2.0)%
Net revenues	$231,827	$242,120	(4.3)%	$683,895	$697,418	(1.9)%

Disposables Revenues

	Three Months Ended			Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)
Plasma disposables	$83,178	$76,698	8.4%	$242,760	$217,768	11.5%
Blood center disposables
Platelet	38,401	43,447	(11.6)%	115,941	117,778	(1.6)%
Red cell	10,873	9,869	10.2%	31,296	30,098	4.0%
Whole blood	34,182	47,342	(27.8)%	105,870	145,879	(27.4)%
	83,456	100,658	(17.1)%	253,107	293,755	(13.8)%
Hospital disposables
Surgical	15,608	16,807	(7.1)%	46,889	49,247	(4.8)%
OrthoPAT	5,024	6,392	(21.4)%	15,302	18,973	(19.3)%
Diagnostics	10,890	8,565	27.1%	30,535	24,144	26.5%
	31,522	31,764	(0.8)%	92,726	92,364	0.4%
Total disposables revenues	$198,156	$209,120	(5.2)%	$588,593	$603,887	(2.5)%

Our disposables revenue stream includes the sales of single-use disposables, which accounted for 86.1% and 86.6% of our total revenues for the nine months ended December 27, 2014 and December 28, 2013, respectively.

Disposables revenue decreased 5.2% and 2.5% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, disposables revenue decreased 2.0% and 1.0% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. The decrease was primarily driven by significantly reduced whole blood disposables revenue and was partially offset by growth in plasma and TEG disposables revenue.

Plasma Disposables

Plasma disposables revenue increased 8.4% and 11.5% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, plasma revenue increased 10.3% and 12.2% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Plasma revenue increased due to higher volumes in the United States associated with end market growth for plasma-derived biopharmaceuticals and a transition to a direct sales model in Australia and New Zealand during the first quarter of fiscal 2014, which negatively impacted plasma revenue in the first nine months of fiscal 2014.

Blood Center Disposables

Platelet
We continue to see significant differences in demand for our platelet products in various markets depending on access to health care and adoption of certain efficient collection techniques. In emerging markets, increased access to health care continues to increase the demand for platelet transfusions, while increases in the demand for platelet transfusions in developed markets is modest.  Collection efficiencies which increase the yield of platelets per collection and more efficient use of collected platelets reduce the number of collections required to meet market demand. Where we see adoption of these techniques we experience reduced demand for our products, however, not all markets have adopted these collection efficiencies at the same level. Japan recently began adoption of these techniques which will impact revenue from platelet collection disposables.

Platelet disposables revenue decreased 11.6% and 1.6% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, platelet disposable revenue decreased 3.3% and increased 3.8% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, for the three months ended December 27, 2014, the decrease was primarily due to volume declines in Russia and, for the nine months ended December 27, 2014, the increase was due to growth in emerging markets. We expect macro-economic conditions in Russia to negatively impact platelet revenues in future periods.

Red Cell and Whole Blood
Red cell disposables revenue increased 10.2% and 4.0% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, red cell disposables revenue increased 10.4% and 3.8% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. The increase during the three and nine months ended December 27, 2014 was driven by North American sales and was primarily the result of a favorable comparison to lower prior period sales and favorable order timing. We have also seen a modest shift in order patterns from whole blood to red cell disposables due to customer efforts to more efficiently collect red cells.

Whole blood disposables revenue decreased 27.8% and 27.4% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, whole blood revenue decreased 26.5% and 27.2% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Revenue for the three and nine months ended December 27, 2014 decreased primarily due to the loss of the American Red Cross business, lower pricing to HemeXcel, the loss of a European tender early in fiscal 2014 and macro-economic conditions in Russia. As noted above, we expect that the rate of decline in transfusion rates in the United States will moderate in fiscal 2016.

Hospital Disposables

Surgical
Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 7.1% and 4.8% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, surgical disposables revenue decreased 1.1% and 1.9% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. For the three months ended December 27, 2014, the decrease was in developed markets. For the nine months ended December 27, 2014, strength in emerging markets was offset by declines in developed markets.

OrthoPAT
Revenues from our OrthoPAT disposables decreased 21.4% and 19.3% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 17.1% and 17.4% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, have lessened hospital use of OrthoPAT disposables.

Diagnostics
Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenues from our diagnostics products increased 27.1% and 26.5% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, diagnostics product revenues increased 23.4% and 22.9% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. The revenue increase is due to continued adoption of our TEG analyzer, principally in the US and China.

Software Solutions Revenues

Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues increased 3.5% and 5.1% for the three and nine months ended December 27, 2014, as compared to the same periods of fiscal 2014. Without the effect of foreign exchange, software revenues increased 4.4% and 4.7% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Software revenue increased due to strong BloodTrack sales in the US and Europe during the nine months ended December 27, 2014.

Equipment & Other Revenues

Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues increased 0.4% and decreased 2.0% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, equipment and other revenues increased 1.7% and decreased 1.0% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. The increase in revenue during the three months ended December 27, 2014 was related to order timing. The decline in revenue for the nine months ended December 27, 2014 was primarily due to the impact of order timing and macro-economic conditions in Russia.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)
Gross profit	$111,661	$121,629	(8.2)%	$326,053	$352,924	(7.6)%
% of net revenues	48.2%	50.2%		47.7%	50.6%

Gross profit decreased 8.2% and 7.6% for the three and nine months ended December 27, 2014, respectively, as compared to the same periods of fiscal 2014. Without the effect of foreign exchange, gross profit decreased 6.3% and 5.7% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. The gross profit margin decreased by 200 and 290 basis points for the three and nine months ended December 27, 2014, as compared to the same periods of fiscal 2014. The decrease in gross profit margin during the three and nine months ended December 27, 2014 was primarily due to price reductions in the blood collection markets and reduced manufacturing efficiency related to lower whole blood volumes. These decreases were partially offset by cost savings from our VCC initiatives implemented during fiscal 2014.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)
Research and development	$10,643	$14,209	(25.1)%	$36,962	$40,364	(8.4)%
% of net revenues	4.6%	5.9%		5.4%	5.8%
Selling, general and administrative	$82,758	$89,560	(7.6)%	$260,089	$277,879	(6.4)%
% of net revenues	35.7%	37.0%		38.0%	39.8%
Total operating expenses	$93,401	$103,769	(10.0)%	$297,051	$318,243	(6.7)%
% of net revenues	40.3%	42.9%		43.4%	45.6%

Research and Development

Research and development expenses decreased 25.1% and 8.4% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, research and development expenses decreased 24.4% and 8.7% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. The decrease for the three months ended December 27, 2014 was due to prior year program spending related to the Hemerus and whole blood acquisitions. The decrease during the nine months ended December 27, 2014 was primarily related to the acquisition of certain technology and manufacturing rights related to our TEG® 6s diagnostic device, which was expensed as in-process research and development of $3.6 million during the nine months ended December 28, 2013.

Selling, General and Administrative

Selling, general and administrative expenses decreased 7.6% and 6.4% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 5.1% and 5.6% for the three and nine months ended December 27, 2014, respectively, as compared to the same period of fiscal 2014. The decrease for the three and nine months ended December 27, 2014 was primarily due to the reduction in restructuring and transformation costs of $3.0 million and $16.2 million, respectively, as compared to the same period of fiscal 2014. These reductions in restructuring and transformation costs were a result of the timing of manufacturing network optimization activities and the completion of the whole blood integration activities during fiscal 2014. Additionally, for the three and nine months ended December 27, 2014 increased variable compensation was offset by organizational cost saving initiatives.

Interest and Other Expense, Net

Interest and other expense, net decreased 19.1% and 6.7% for the three and nine months ended December 27, 2014, as compared to the same period of fiscal 2014. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The effective interest rate on total debt outstanding for the three months ended December 27, 2014 and the three months ended December 28, 2013 was approximately 2.0%.

Income Taxes

	Three Months Ended			Nine Months Ended
	December 27, 2014	December 28, 2013	% Increase/ (Decrease)	December 27, 2014	December 28, 2013	% Increase/ (Decrease)
Reported income tax rate	(0.2)%	(8.5)%	8.3%	7.8%	6.3%	1.5%

The reported income tax rate for the nine months ended December 27, 2014 was 7.8%, as compared to a reported income tax rate of 6.3% for the nine months ended December 28, 2013. Our reported income tax rate is lower than the US federal statutory tax rate in both periods primarily as a result of being subject to lower income tax rates in the foreign jurisdictions where we operate. In addition, we recorded discrete tax benefits during the three months ended December 27, 2014 associated with the release of tax reserves due to the expiration of the statute of limitations as well as the retroactive enactment of the U.S. federal research credit. During the nine months ended December 27, 2014, we recorded pre-tax losses in Scotland, Italy and Malaysia due to restructuring costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in these jurisdictions. Similarly, during the nine months ended December 28, 2013, we recorded pre-tax losses in Italy associated with restructuring costs, and we did not recognize a tax benefit due to the full valuation allowance maintained against our Italian deferred tax assets. We also recorded a tax benefit for the three months ended December 28, 2013 as the benefits from the release of previously established reserves and the intercompany financing with Italy were recorded during this period.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 27, 2014	March 29, 2014
Cash & cash equivalents	$125,200	$192,469
Working capital	$385,491	$406,048
Current ratio	3.3	2.9
Net debt (1)	$(303,554)	$(245,218)
Days sales outstanding (DSO)	57	62
Disposable finished goods inventory turnover	4.3	4.2

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

As previously discussed, during fiscal 2014 our business was negatively impacted by changes in blood management practices and actions taken by US blood center customers in response to related reductions in demand for blood products. We expect the loss of revenues from the American Red Cross whole blood contract and lower pricing to HemeXcel will continue to negatively impact revenue and cash flow from operations through the beginning of fiscal 2016.

Our VCC initiatives require cash expenditures for plant exit and closure costs including separation benefits, new plant construction and temporary increases in inventory levels as manufacturing is transitioned to new facilities. We paid $72.9 million in cash related to restructuring, transformation costs and capital expenditures associated with the VCC initiatives during fiscal 2014. We estimate we will pay $115 million in cash in fiscal 2015 and approximately $25 million to substantially complete these initiatives in fiscal 2016.

On April 28, 2014, we announced a share repurchase plan of up to $100 million worth of shares in the open market. The repurchase program adheres to all debt covenants and is subject to market conditions. During the three months ended December 27, 2014 we repurchased approximately 0.1 million shares at a total cost of $4.7 million. As of December 27, 2014, we repurchased a total of approximately 1.2 million shares at a total cost of $38.7 million under this plan.

Debt

In connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities had a term of five years and mature on August 1, 2017. Interest was based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which included financial and negative covenants.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of December 27, 2014. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of December 27, 2014.

Cash Flows

	Nine Months Ended
(In thousands)	December 27, 2014	December 28, 2013	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$71,873	$88,053	$(16,180)
Investing activities	(100,143)	(75,022)	(25,121)
Financing activities	(35,678)	(14,668)	(21,010)
Effect of exchange rate changes on cash and cash equivalents (1)	(3,321)	363	(3,684)
Net increase (decrease) in cash and cash equivalents	$(67,269)	$(1,274)	$(65,995)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into US Dollars. In accordance with US GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $16.2 million during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013. Cash provided by operating activities decreased primarily due to the reduction of long-term liabilities and lower earnings. This decrease was partially offset by lower inventory purchases and the timing of current liability payments.

Net cash used in investing activities increased by $25.1 million during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013. The nine months ended December 28, 2013 includes $23.1 million paid for the acquisition of Hemerus Medical, LLC. Excluding this acquisition, net cash used in investing activities increased $48.2 million during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013. The increase was primarily due to plant construction costs in Penang, Malaysia and Tijuana, Mexico related to VCC initiatives and placement of Haemonetics owned equipment with customers during the nine months ended December 27, 2014.

Net cash used in financing activities increased by $21.0 million during the nine months ended December 27, 2014, as compared to the nine months ended December 28, 2013. The increase was primarily due to $38.7 million of share repurchases. This was partially offset by lower term loan repayments during the nine months ended December 27, 2014 due to our debt restructuring.

Concentration of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.

We have not incurred significant losses on receivables. We continually evaluate all receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries' healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

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

Foreign Exchange

During the nine months ended December 27, 2014, approximately 45.9% of our sales were generated outside the US, generally in foreign currencies, yet our reporting currency is the US Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the US Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the US Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the US Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the US Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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

These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

Presented below are the spot rates for our Euro, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound, Swiss Franc and Mexican Peso cash flow hedges that settled during fiscal years 2013, 2014 and 2015 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in Euro, Japanese Yen and Australian Dollars. These hedges include our short positions associated with costs incurred in Canadian Dollars, British Pounds, Swiss Francs and Mexican Pesos. The table shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (USD per Euro)
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
FY16	1.35	2%	1.29	(4)%	1.25	(7)%	—	—
Japanese Yen - Hedge Spot Rate (JPY per USD)
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
FY16	102.05	(5)%	106.84	(9)%	118.46	(17)%	—	—
Australian Dollar - Hedge Spot Rate (USD per AUD)
FY14	—	—	0.92	—	0.91	—	0.92	—
FY15	0.90	—	0.94	2%	0.94	3%	0.90	(2)%
FY16	0.94	4%	0.91	(3)%	0.85	(10)%	—	—

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per USD)
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	2%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—	—	—	1.08	8%	1.09	8%
FY16	1.13	—	1.14	—	1.14	6%	—	—
British Pound - Hedge Spot Rate (USD per GBP)
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
FY16	1.64	(5)%	1.57	—%	1.57	3%	1.57	5%
Swiss Franc - Hedge Spot Rate (CHF per USD)
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.90	(2)%	0.89	(4)%
FY16	0.90	(4)%	0.95	3%	0.97	8%	—	—
Mexican Peso - Hedge Spot Rate (MXN per USD)
FY14	12.34	—	12.35	—	12.22	—	12.20	—
FY15	12.40	—%	13.06	6%	13.09	7%	13.08	7%
FY16	13.10	6%	13.07	—%	13.63	4%	14.07	8%

We generally place our cash flow hedge contracts on a rolling twelve month basis.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2, Recent Accounting Pronouncements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the US Dollar relative to all other major currencies. In the event of a 10% strengthening of the US Dollar, the change in fair value of all forward contracts would result in a $7.4 million increase in the fair value of the forward contracts; whereas a 10% weakening of the US Dollar would result in a $7.6 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of December 27, 2014 was $429.4 million with an interest rate of 1.5625% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.3 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of December 27, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 27, 2014. There has been no change in our internal control over financial reporting during the quarter ended December 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 27, 2014, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.1 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We believe these claims are without merit, and intend to defend against them. As such, no losses have been accrued related to these claims in our financial statements. We may receive other, similar claims in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the April 28, 2014 press release, the Company announced that its Board of Directors approved the repurchase of up to $100.0 million worth of Company shares, subject to compliance with its loan covenants. Through December 27, 2014, the Company repurchased 1,165,089 shares of its common stock for an aggregate purchase price of $38.7 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the year were made under the publicly announced program and were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 30, 2014 - April 26, 2014	—	$—	$—	$100,000,000
April 27, 2014 - May 24, 2014	694,162	$31.81	$22,079,008	$77,920,992
May 25, 2014 - June 28, 2014	139,595	$34.23	$4,778,988	$73,142,004
June 29, 2014 - July 26, 2014	75,185	$35.49	$2,668,606	$70,473,398
July 27, 2014 - August 23, 2014	63,730	$36.12	$2,302,197	$68,171,201
August 24, 2014 - September 27, 2014	62,144	$35.55	$2,209,060	$65,962,141
September 28, 2014 - October 25, 2014	66,089	$35.04	$2,316,065	$63,646,076
October 26, 2014 - November 22, 2014	45,129	$36.48	$1,646,262	$61,999,814
November 23, 2014 - December 27, 2014	19,055	$36.76	$700,422	$61,299,392
Total	1,165,089	$33.22	$38,700,608

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 22, 2014, the Company granted a target number of 129,130 relative total shareholder performance units to 14 of its senior executives under the Company's 2005 Long-Term Incentive Compensation Plan.
The value of these Performance Share Units is based upon the Company’s total shareholder return for the period from October 1, 2014 to their vesting date of September 30, 2017 relative to the total shareholder return of the companies comprising the Standard & Poor's Health Care Equipment Index (the "Index"). These awards are conditioned upon the employees’ continued employment with the Company through the vesting date. If an employee is no longer employed by the Company at the vesting date as a result of a Qualifying Retirement, then the continued employment requirement shall cease to apply and prorated shares awarded will be determined as of the vesting date.
Total shareholder return is equal to the appreciation of the share price during a performance period, plus any dividends paid on the applicable company’s common stock. Relative total shareholder return compares the company's total shareholder return to the Index.
The actual number of shares awarded under a Performance Share Unit may range from 0% to a maximum of 200% of the target award depending upon the Company’s relative total shareholder return. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the Index.

The Performance Share Units were granted pursuant to the 2005 Haemonetics Corporation Long-Term Incentive Compensation Plan for the Company and its subsidiaries, and a Performance Share Unit Agreement, a form of which is filed herewith as Exhibit 10.1.

Item 6. Exhibits

10A†	Form of Performance Share Unit Agreement for the 2005 Long-Term Incentive Compensation Plan (filed herewith).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Brian Concannon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development of the Company

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

HAEMONETICS CORPORATION
February 5, 2015	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

February 5, 2015	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)