Form 10-K
period 2015-03-28
HAEMONETICS CORP
filed 2015-05-22
CIK 313143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $1,777,275,792 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of April 25, 2015 was 51,682,698.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 21, 2015 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS
Company Overview

Haemonetics is a global healthcare company dedicated to providing innovative blood management solutions to our customers. Our comprehensive portfolio of integrated devices, information management, and consulting services offers blood management solutions for each facet of the blood supply chain, helping improve clinical outcomes and reduce costs for blood and plasma collectors, hospitals, and patients around the world. Our products and services help prevent a transfusion to a patient who does not need one and provide the right blood product, at the right time, in the right dose to the patient who does. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.

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

Haemonetics is committed to helping our customers create and maintain a safe and efficient blood supply chain. Specifically, we develop and market a wide range of blood collection and processing systems used with plasma and blood donors that collect and process blood into its components using both manual and automated methods. We also develop and market a variety of systems to hospitals that automate the cleaning and reinfusion of a surgical patient's own blood, automate the tracking and distribution of blood in the hospital, and enhance blood diagnostics. We also sell information technology platforms to promote efficient and compliant operations for all of our customer groups. Finally, we provide consulting services to reduce costs and improve operating efficiencies in blood management. By better understanding our customers' needs, we are creating comprehensive blood management solutions for blood collectors and healthcare systems in approximately 100 countries around the world.

Haemonetics was founded in 1971 as a medical device company — a pioneer and market leader in developing and manufacturing automated blood component collection devices and surgical blood salvage devices. In May 1991, we completed an initial public offering and to this day remain an independent company.

In 2012, we entered the market for manual whole blood collections with the acquisition of Pall Corporation’s blood collection, filtration and processing product lines. This acquisition provides access to whole blood markets, manual collection and control over filter manufacturing.

Market and Products

Product Lines
We serve three customer segments: manufacturers of plasma derived pharmaceuticals, blood collectors, and hospitals. We report revenues for multiple product lines under four global product categories: Plasma, Blood Center, Hospital, and Software Solutions. “Plasma” includes plasma collection devices and disposables. “Blood Center” includes blood collection and processing devices and disposables. “Hospital” includes surgical blood salvage and blood demand diagnostic devices and disposables. “Software Solutions” includes information technology platforms and consulting services provided to all three markets. Although we address our customers' needs through multiple product lines, we manage our business as five operating segments based primarily on geography; North America Plasma, North America Blood Center and Hospital, Europe, Asia Pacific and Japan. However, for financial reporting purposes we aggregate our five operating segments into one reportable segment as they are economically similar.
The financial information required for segments is included herein in Note 15 of the financial statements, entitled Segment Information.

•	Plasma
The Plasma Collection Market for Fractionation — Human plasma is collected and processed by bio-pharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of immune diseases and coagulation disorders. While plasma is also used to aid patients with extreme blood loss, such as trauma victims, bio-pharmaceutical companies solely focus on plasma's pharmaceutical uses. Automated plasma collection technology allows for the safe and efficient collection of plasma. We manufacture and market automated plasma collection devices and respective disposables, but do not make plasma-derived pharmaceuticals.
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
Haemonetics' Plasma Products — Our portfolio of products and services is designed to support multiple facets of plasma collector operations. We have a long-standing commitment to understanding our customers' collection and fractionation processes. As a result, we deliver product quality and reliability; design equipment that is durable, dependable, and easy to use; comprehensive training and support, and strong business continuity practices.
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
We offer “one stop shopping” to our plasma collection customers, enabling them to source from us the full range of products necessary for plasma collection and storage, including PCS® brand plasma collection equipment and disposables, plasma collection containers, and intravenous solutions. We also offer a robust portfolio of integrated information technology platforms for plasma customers to manage their donors, operations, and supply chain. Our products automate the donor interview and qualification process; streamline the workflow process in the plasma center; provide the controls necessary to evaluate donor suitability; determine the ability to release units collected; and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, react quickly to business changes, and identify opportunities to reduce costs.
Our plasma disposables product line represented 35.1%, 31.1%, and 30.1% of our total revenue in fiscal 2015, 2014 and 2013, respectively.

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

The demand for blood varies across the world. While overall we expect total demand to remain stable, demand in individual markets can vary greatly. Highly populated emerging market countries are seeing demand growth as they expand healthcare coverage. As greater numbers of people gain access to more advanced medical treatment, demand for blood components, plasma-derived drugs, and surgical procedures increases. In more mature markets, the development of less invasive, lower blood loss procedures and better blood management has offset the demand increases from aging populations. This is particularly true in the United States, where we saw collections decline by approximately 10% in fiscal 2015 and we expect this trend to moderate in fiscal 2016.

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
We market the MCS® (Multicomponent Collection System) brand apheresis equipment which is designed to collect specific blood components integrated from the donor. Utilizing the MCS® automated platelet collection protocols, blood centers collect one or more therapeutic “doses” of platelets during a single donation. The MCS® two-unit protocol or double red cell collection device helps blood collectors optimize the collection of red cells by automating the blood separation function, eliminating the need for laboratory processing, and enabling the collection of two units of red cells from a single donor thus maximizing the amount of red cells collected per eligible donor and helping to mitigate red cell shortages in countries where this problem exists. Blood collectors can also use the MCS® system to collect one unit of red cells and a "jumbo" (double) unit of plasma, or one unit of red cells and one unit of platelets from a single donor. The MCS® plasma protocol, which provides the possibility of collecting 600-800ml of plasma for either transfusion to patients or for use by the pharmaceutical industry, completes the comprehensive portfolio of different blood component collection options on this device.
With the whole blood acquisition, Haemonetics now also offers a portfolio of products for manual whole blood collection and processing. The assets acquired provide us with filter technology and manufacturing capability as well as a broad portfolio of manual collection, filtration and processing products. Haemonetics' portfolio of disposable whole blood collection and component storage sets offer flexibility in collecting a unit of whole blood and the subsequent production and storage of the red blood cell, platelet, and/or plasma products, including options for in-line or dockable filters for leukoreduction of any blood component. In addition, our innovative AcrodoseSM product line provides a closed system for the pooling, storage, and bacteria testing of leukoreduced whole blood derived platelet concentrates, an AcrodoseSM Platelet, that is “transfusion ready” for the hospital. Use of Acrodose platelets lowers hospital handling costs by eliminating the need for pooling and bacteria testing at the hospital.
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
Our blood center disposables product line represented 37.3%, 41.5%, and 40.1% of our total revenue in fiscal 2015, 2014 and 2013, respectively.

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
Haemonetics’ Hospital Products — Haemonetics offers a range of blood management solutions that significantly improve a hospital's systems for acquiring blood, storing it in the hospital, and dispensing it efficiently and correctly. Over the last few years, hospitals have become increasingly aware of their need to control costs and improve patient safety by managing blood more effectively. Our products and integrated solution platforms help hospitals optimize performance of blood acquisition, storage, and distribution.

Our TEG® Thrombelastograph Hemostasis Analyzer system is a blood diagnostic instrument that measures a patient's hemostasis or the ability to form and maintain blood clots. By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, determine the likelihood of the patient's need for a transfusion and which blood components will be most effective in stopping bleeding. Such planning supports better care, which can lead to lower hospital costs through a reduction in unnecessary donor blood transfusions, reduced adverse transfusion reactions, and shorter intensive care unit and hospital stays. We have launched our next generation device, the TEG 6s, in certain markets in Europe and Asia. In North America, our largest market for TEG, we will launch the TEG 6s upon receipt of the final 510(k) clearance by the FDA.
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
Our hospital disposables product line represented 13.7%, 13.3%, and 14.7% of our total revenue in fiscal 2015, 2014 and 2013, respectively.

•	Software Solutions
Haemonetics' Software Products and Services — We have a suite of integrated software solutions for improving efficiencies and helping ensure donor and patient safety. This includes solutions for blood drive planning, donor recruitment and retention, blood collection, component manufacturing and distribution, transfusion management, and remote blood allocation. For our plasma customers, we also provide information technology platforms for managing donors and information associated with the collection of plasma products and their processing within fractionation facilities. While each Haemonetics information technology platform can be used independently, our mission to provide "Arm to Arm®" blood management solutions means they can also work together through integration to further improve process workflows. Also, the ability to evaluate information based on the integration of these systems allows customers to continually improve their business processes. Leveraging information to make more informed decisions is a significant component of Haemonetics' overall commitment to improving blood management systems globally.
Blood Management Solutions — Combining software solutions with devices, we meet our goal of offering customers powerful tools for improving blood management while driving growth of our disposables. For example, a hospital may use our consulting services to analyze its transfusion practices and recommend improvements that result in improved blood management and reduced cost. Then, the hospital can leverage our systems and services to analyze blood utilization, manage blood inventory, and potentially reduce demand for donated blood. Finally, hospitals can use our IMPACT® Online blood management business intelligence portal to monitor the results of its new blood management practices. The positive patient impact and reduced costs from this integrated blood management approach can be significant. Likewise, by understanding best practices, blood demand, and discrete patient needs, hospitals can more frequently deploy our devices for hemostasis diagnosis and cell salvage to ensure best patient care.
While each of our products, platforms, and services can be marketed individually, our blood management solutions vision is to offer integrated closed-loop solutions for blood supply chain management. Our software solutions — information technology platforms and consulting services — can be combined with our devices and sold through our plasma, blood center, and hospital sales forces.

Our software products help hospitals track and safely deliver stored blood products. SafeTrace Tx® is our software solution that helps manage blood product inventory, perform patient cross-matching, and manage transfusions. In addition, our BloodTrack® suite of solutions manages tracking and control of blood products from the hospital blood center through to transfusion to the patient. “Smart” refrigerators located in or near operating suites, emergency rooms, and other parts of the hospital dispense blood units with secure control and automated traceability for efficient documentation. With our more comprehensive offerings, hospitals are better able to manage processes across the blood supply chain and identify increased opportunities to reduce costs and enhance processes. We released our new BloodTrack HaemoBank, which received 510(k), CE and multi-regional clearances, in fiscal 2015 and expect that this will further expand this solution's growth in fiscal 2016.
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
Our software solutions product line represented 7.9%, 7.5%, and 7.8% of our total revenue in fiscal 2015, 2014 and 2013, respectively.
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
United States
In fiscal 2015, 2014 and 2013 approximately 54.4%, 53.4%, and 51.0%, respectively, of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products. See Note 15, Segment Information, to our consolidated financial statements contained in Item 8 for additional information.
Outside the United States
In fiscal 2015, 2014 and 2013 approximately 45.6%, 46.6%, and 49.0%, respectively, of consolidated net revenues were generated through sales to non-U.S. customers. Outside the United States, we use a combination of direct sales force and distributors. See Note 15, Segment Information, to our consolidated financial statement contained in Item 8 for additional information.
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
Research and development expense was $54.2 million in fiscal 2015, $54.2 million in fiscal 2014 and $44.4 million in fiscal 2013, representing approximately 5.0% - 6.0% of our net sales each year.

In fiscal 2015, research and development resources were allocated to supporting next generation plasma collection and software systems, a new TEG® Thrombelastograph Hemostasis Analyzer, and several other enhancements to our legacy product portfolios.

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

Our VCC initiatives are moving forward according to plan, we have engaged Sanmina Corporation to be the sole manufacturer of certain equipment, and we have commenced production in our new manufacturing facility in Penang, Malaysia and in our expanded facility in Tijuana, Mexico allowing us to consolidate the manufacturing of product formerly produced in the U.S., Italy and Scotland.
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
Contractors manufacture some component-sets and equipment according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished disposables in Singapore, Japan, and Thailand. We have also engaged Sanmina Corporation to be the sole manufacturer of certain equipment. Certain parts and components are purchased from sole source vendors. We believe that if necessary, alternative sources of supply are available in most cases, and could be secured within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations.
Our equipment is designed in-house and assembled by us or our contracted manufacturer from components that are manufactured to our specifications. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements.
Intellectual Property
We consider our intellectual property rights to be important to our business. We rely on patent, trademark, copyright, and trade secret laws, as well as provisions in our agreements with third parties, to protect our intellectual property rights. We hold patents in the United States and many international jurisdictions on some of our machines, processes, disposables and related technologies. These patents cover certain elements of our systems, including protocols employed in our equipment and certain aspects of our processing chambers and disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license, or the patents may be defensive in that they are directed to technologies not currently embodied in our current products. We may also license patent rights from third parties that cover technologies that we plan to use in our business. To maintain our competitive position, we rely on the technical expertise and know-how of our personnel and on our patent rights. We pursue an active and formal program of invention disclosure and patent application in both the United States and foreign jurisdictions. We own various trademarks that have been registered in the United States and certain other countries.

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
Terumo BCT and Fresenius (following its acquisition of Fenwal in 2012) are also competitors in the automated red cell collection market. However, it is important to note that most double red cell collection is done in the U.S. and less than 10% of the red cells collected in the U.S. annually are collected via automation. Therefore, we also compete with the traditional method of collecting red cells from the manual collection of whole blood. As discussed in our Company Overview, we entered the whole blood collections market during fiscal 2013 through the acquisition of the whole blood business from Pall Corporation. We compete on the basis of total cost, type-specific collection, process control, product quality, and inventory management.

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
Significant Customers
There were no customers that accounted for greater than 10% of our net revenues in fiscal 2015 and fiscal 2014.
Government Regulation
Medical Device Regulation
The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research (“CBER”) and the Center of Devices and Radiological Health (“CDRH”) of the United States Food and Drug Administration (“FDA”), and other non-United States regulatory bodies.
All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved premarket approval application (“PMA”). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by the FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous solutions (blood anticoagulants and solutions for storage of red blood cells) marketed by us for use with our manual collection and automated systems requires us to obtain an approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) from the CBER. A 510(k) pre-market clearance indicates the FDA’s agreement with an applicant’s determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may involve the submission of clinical data and supporting information. The process of obtaining NDA approval for solutions is likely to take much longer than 510(k) clearances because the FDA review process is more complicated.
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
Conflict Minerals
The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of "Conflict Minerals" mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten and gold, and their derivatives. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products.

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
Employees
As of March 28, 2015, we employed the full-time equivalent of 3,383 persons assigned to the following functional areas: manufacturing, 1,913; sales and marketing, 722; general and administrative, 278; research and development, 209; and quality control and field service, 261.
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

ITEM 1A. RISK FACTORS
In addition to the other information contained in this Annual Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements at the end of Item 1 and Item 7 of this Annual Report.
If we are unable to successfully expand our product lines through internal research & development and acquisitions, our business may be materially and adversely affected.
Continued growth of our business depends on our maintaining a pipeline of profitable new products and successful improvements to our existing products. This requires accurate market analysis and carefully targeted application of intellectual and financial resources toward technological innovation or acquisition of new products. The creation and adoption of technological advances is only one step. We must also efficiently develop the technology into a product which confers a competitive advantage, represents a cost effective solution or provides improved patient care. Finally, as a part of the regulatory process of obtaining marketing clearance for new products, we conduct and participate in numerous clinical trials, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
The risks of missteps and set backs are an inherent part of the innovation and development processes in the medical device industry.
If we are unable to successfully grow our business through business relationships and acquisitions, our business may be materially and adversely affected.
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
A significant portion of our revenue derives from the sale of blood collection supplies. Future declines in the number of blood collection procedures may have an adverse effect on our business, financial condition and results of operations.
Sales to blood collectors represented 43.3% of our consolidated disposables revenues in fiscal 2015. In certain markets, changes in medical protocols and the development of less invasive, lower blood loss procedures has reduced the number of transfusions of red blood cells, which has in turn led to a decline in the number of blood collection procedures. This is particularly true in the United States where we saw collections decline by approximately 10% in fiscal 2014 and 2015, however we expect this trend to moderate in fiscal 2016. If we are unable to gain and maintain higher market share, lower procedure levels could result in lower net revenues and higher product costs.
Consolidation of the healthcare providers and blood collectors has increased demand for price concessions and caused the exclusion of suppliers from significant market segments, which could have an adverse effect on our business, financial condition and results of operations.
The costs of healthcare in the United States have risen significantly over the past decade. Numerous initiatives and reform by legislators, regulators and third-party payers to curb these costs has reduced reimbursement rates which is causing hospitals to consolidate into larger integrated delivery networks and group purchasing organizations in an effort to reduce administrative costs and increase purchasing power. This consolidation has resulted in greater pricing pressure on suppliers, decreased average selling prices and a greater number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses.
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
As approximately half of our revenue comes from outside the United States, we are subject to currency fluctuation, geopolitical risk, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.
We do business in over 100 countries and have distributors in approximately 90 countries. This exposes us to currency fluctuation, geopolitical risk, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.
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
If we are unable to meet our debt obligations or experience a disruption in our cash flows, it could have an adverse effect on our financial condition, results of operations, ability to complete our share repurchase program or cost of borrowing.
We have $429.4 million in debt outstanding at March 28, 2015 which was incurred to acquire the whole blood business. The obligations to pay interest and repay the borrowed amounts may restrict our ability to adjust to adverse economic conditions, our ability to fund working capital, capital expenditures, acquisition or other general corporate requirements. The interest rate on the loan is variable and subject to change based on market forces. Fluctuations in interest rates could adversely affect our profitability and cash flows.
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
In fiscal 2015, although no one customer represented more than 10% of our revenues, our ten largest customers accounted for approximately 48.1% of our revenue. If any of our largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, we could experience an adverse effect on our results of operations or financial condition.
We may not realize the expected benefits from our Value Creation and Capture initiatives; our plans will result in higher short-term expenses and require more cash expenditures.
In May 2013, we announced a multi-year Value Creation and Capture initiatives which is intended to reduce our manufacturing costs by changing our current manufacturing footprint and supply chain strategy. This program has reduced manufacturing costs and improved supply chain efficiency and we expect further benefits upon completion. However, there are no assurances these further cost savings or supply chain efficiencies will be achieved, and completion of the program could introduce risks such as management distraction, business disruption, and attrition beyond our planned reduction in workforce and reduced employee productivity which may reduce our revenue or increase our costs. In addition, the activities involve the relocation of several product lines to new manufacturing facilities. During these transitions, we may experience challenges in transferring production to the new locations, additional costs, or unacceptable quality. These may lead to additional working capital, warranty or inventory costs. Finally, implementing the program will result in charges and expenses that impact our operating results and increase our level of capital expenditures. We expect the investment in this program to be completed in fiscal 2016.
Current or worsening economic conditions may adversely affect our business and financial condition.
A portion of our trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. Worsening economic conditions may lead to the rationing of care or reduced order patterns. Although, we have not incurred significant losses on government receivables to date, we continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.
As a global corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.
International revenues and expenses account for a substantial portion of our operations and we intend to continue expanding our presence in international markets. In fiscal 2015, our international revenues accounted for 45.6% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

We may record future goodwill impairment charges or other asset impairment charges, which could materially adversely impact our results of operations.
Goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles - Goodwill and Other, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter. We first perform a qualitative test and if necessary, perform a quantitative test. The quantitative test is based on a discounted cash flow analysis or other valuation techniques, such as the market approach. We review intangible assets subject to amortization at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. If an impairment indicator exists, we test the intangible asset for recoverability.
Goodwill impairment charges or other asset impairment charges could materially adversely impact our results of operations in the period in which they are recorded. Refer to Critical Accounting Policies within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for a discussion of key assumptions used in our testing.
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
In order to aggressively protect our IP throughout the world, we have a program of patent disclosures and filings in markets where we conduct significant business. While we believe this program is reasonable and adequate, the risk of loss is inherent in litigation as different legal systems offer different levels of protection to IP, and it is still possible that even patented technologies may not be protected absolutely from infringement.
Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation. This type of litigation is expensive, complex and lengthy and its outcome is difficult to predict. Patent litigation may result in adverse outcomes and could significantly divert the attention of our technical and management personnel.
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
There are risks with doing business in emerging economies, such as Brazil, Russia, India and China. These economies tend to have less mature product regulatory systems, and more volatile financial markets. In addition, the government controlled health care system's ability to invest in our products and systems may abruptly shift due to changing government priorities or funding capacity. Our ability to sell products in these economies is dependent upon our ability to hire qualified employees or agents to represent our products locally, and our ability to obtain and maintain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk if we extend credit to customers in these economies.

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
We have a complex global supply chain which includes key sole source suppliers.
We have a complex global supply chain which involves integrating key suppliers and our manufacturing capacity into a global movement of components and finished goods.
We have certain key suppliers, including JMS Co. Ltd. ("JMS"), Kawasumi Laboratories ("Kawasumi") and Sanmina Corporation, who have their own complex supply chains. JMS and Kawasumi make certain finished goods and important sub components in locations throughout Asia. We have engaged Sanmina Corporation to be the sole manufacturer of certain equipment as part of our manufacturing network optimization activities.
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
The composition of the plastic we purchase is also important. Today, we purchase plastics which contain phthalates, which are used to make plastic malleable. Should plastics with phthalates become unavailable due to regulatory changes, we may be required to obtain new FDA or foreign approvals for a number of products.
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
We rely on the proper function, availability and security of information technology systems to operate our business and to serve our customers and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, such litigation could damage our reputation and, therefore, impair our ability to market our products, obtain professional or product liability insurance, or increase the cost of such insurance. While we believe that our current product liability insurance coverage is sufficient, there is no assurance that such coverage will be adequate to cover incurred liabilities or that we will be able to obtain acceptable product and professional liability coverage in the future.

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
The Company leases approximately 82,000 square foot facility in Leetsdale, Pennsylvania. This facility is used for warehousing, distribution and manufacturing operations supporting our plasma business. Annual lease expense is approximately $0.4 million for this facility.
The Company owns approximately 100,000 square feet in Draper, Utah. This facility is used for distribution and manufacturing operations supporting our plasma business. During fiscal 2015, the Company purchased this facility for $6.6 million.
The Company owns a facility in Union, South Carolina. This facility is used to manufacture sterile solutions that support our blood center and plasma businesses. The facility is approximately 69,000 square feet.
The Company leases a facility in Niles, Illinois, which performs research and manufacturing for the Company. This facility is approximately 16,000 square feet of office and manufacturing space. Annual lease expense is approximately $0.2 million.
The Company leases a facility in Fajardo, Puerto Rico that is approximately 115,000 square feet under an agreement with Pall Corporation executed in connection with the Company's acquisition of Pall's transfusion medicine business on August 1, 2012. This facility is used for production of blood filters.
The Company owns two facilities in Covina, California that occupy approximately 71,000 square feet, dedicated to manufacturing and engineering functions. The facilities also include general administration space. The Company also leases approximately 40,000 square feet of space for warehousing and logistic operations. Annual lease expense is approximately $0.3 million. These facilities are used for the production of whole blood collection kits.
The Company leases approximately 166,000 square feet in Nashville, TN. This facility is used for warehousing and distribution. Annual lease expense is approximately $0.4 million for this facility.
The Company owns a facility in Bothwell, Scotland used to manufacture disposable products for our European and Asian customers. This facility is approximately 40,000 square feet. During fiscal 2015, the Company announced it will discontinue manufacturing activities at this location as part of its VCC initiatives.
The Company owns a facility in Ascoli, Italy, used for the production of whole blood collection kits. This facility is approximately 87,000 square feet. During fiscal 2014, the Company discontinued manufacturing activities at this location as part of its VCC initiatives.
The Company leases 127,000 square feet of space in Tijuana, Mexico with an Annual lease expense of approximately $0.7 million. The Company also owns a facility in Tijuana, Mexico that is approximately 182,000 square feet. These facilities are used for the production of whole blood collection kits, blood center and hospital disposables, and intra-plant components.
The Company owns approximately 240,000 square feet of space in Penang, Malaysia used to manufacture disposable products for our European and Asian customers. The facility was completed in February, 2015. The Company leases the land on which the facility was built and the lease payments have been prepaid. The lease term of 30 years expires in 2043 with an option to renew for a period of no less than 10 years.
The Company leases approximately 26,000 square feet of office space in Signy, Switzerland. This facility is used for sales, marketing, finance and other administrative services, as well as supply chain and procurement management activities related to our manufacturing operations. Annual lease expense for this space is approximately $0.9 million.
The Company also leases administration, sales, marketing, service, and distribution facilities in locations around the world.
ITEM 3. LEGAL PROCEEDINGS
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

Italian Employment Litigation
Our Italian manufacturing subsidiary is party to several actions initiated by employees of the facility in Ascoli-Piceno, Italy where we have ceased manufacturing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into and out of the working clothes at the beginning and end of each shift.
In addition, a union represented in the Ascoli plant has filed an action claiming that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.
Finally, we have been added as defendants on claims filed against Pall Corporation prior to our acquisition of the plant in August 2012. These claims relate to agreements to "freeze" benefit allowances for a certain period in exchange for Pall's commitments on hiring and plant investment.
As of March 28, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.7 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We may receive other similar claims in the future.
ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 4A. EXECUTIVE OFFICERS
Executive Officers of the Registrant
The information concerning our Executive Officers is as follows. Executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer of Haemonetics Corporation.
PETER ALLEN (age 56), President, Global Plasma joined Haemonetics in 2003 as President of the Donor Division. In March 2008, Mr. Allen was appointed Chief Marketing Officer. In October 2011, he was promoted to President of Global Plasma. Prior to joining Haemonetics, Mr. Allen was Vice President of The Aethena Group, a private equity firm providing services to the global healthcare industry. From 1998 to 2001, he held various positions including Vice President of Sales and the Oncology Business at Syncor International, a provider of radiopharmaceutical and comprehensive medical imaging services.  Previously, Mr. Allen held executive level positions in sales, marketing, and operations in DataMedic, Inc., Enterprise Systems, Inc./HBOC, and Robertson Lowstuter, Inc. Mr. Allen has also worked in sales and marketing at American Hospital Supply Corporation and Baxter International, Inc.
BRIAN BURNS (age 51) Executive Vice President, Global Quality and Regulatory Affairs joined Haemonetics in January 2014. Mr. Burns most recently held the position of Senior Vice President, North America QA, RA for Fresenius Medical Corporation, Dialysis Division, where he was also the Corporate Management Representative. Brian was previously with Boston Scientific as Executive Vice President, Global QA, RA and Safety. During his tenure, he held leadership positions at the Senior Vice President and Vice President levels with accountability and expertise in global quality, CAPA, Complaints, Clinical, and Regulatory functions.
BRIAN CONCANNON (age 57) , President and Chief Executive Officer joined Haemonetics in 2003 as the President, Patient Division and was promoted to President, Global Markets in 2006. In 2007, Mr. Concannon was promoted to Chief Operating Officer and in April 2009, Mr. Concannon was promoted to President and Chief Executive Officer, and elected to the Haemonetics Board of Directors. Immediately prior to joining the Company, Mr. Concannon was the President, Northeast Region, for Cardinal Health Medical Products and Services where he was employed since 1998. From 1985 to 1998, he was employed by American Hospital Supply Corporation, Baxter Healthcare Corp and Allegiance Healthcare in a series of sales and operations management positions of increasing responsibility. He has served in leadership roles within the healthcare industry for more than 30 years. Mr. Concannon is also a member of the board of directors of CONMED Corporation since July 2013, a member of the board of directors of South Shore Health & Educational Corporation since January 2014, and is the Chairman of the Board of My Brother’s Keeper. Mr. Concannon is a 1979 graduate of West Point.

KENT DAVIES (age 52), Chief Operating Officer joined Haemonetics as President, Global Markets in April 2014. In April 2015, he was promoted to Chief Operating Officer. In this role, he is responsible for worldwide oversight of all of Haemonetics’ commercial operations, including product development and product management. Previously, Mr. Davies was the Chief Executive Officer of RoundTable Healthcare Partners' RoundTable III Platform Development Corporation ("RPDC") where he focused on the identification and development of new investment opportunities in the medical device market. Prior to RPDC, he held executive roles of increasing responsibility, including Chief Executive Officer of Gaymar Industries, a privately held medical device and equipment company that was acquired by Stryker Corp., Division President and corporate officer of publicly-traded Solutia, Inc., in addition to a variety of global general management, commercial, and product leadership roles with Kimberly-Clark Healthcare and 3M Healthcare, amongst a number of other successful business growth and leadership roles throughout his career. Mr. Davies holds a Bachelor of Arts degree from the University of California, Berkeley, an MBA from the University of Minnesota, and has completed advanced course work in Finance at The Wharton School at the University of Pennsylvania.
SUSAN HANLON (age 47), Vice President Finance and Chief Accounting Officer joined our Company in 2002 as Vice President and Corporate Controller. In 2004, she was promoted to Vice President Planning and Control, and in 2008, Ms. Hanlon was promoted to Vice President Finance. She presently has responsibility for Controllership, Financial Planning, Tax, and Treasury. Prior to joining Haemonetics, Ms. Hanlon was a partner with Arthur Andersen LLP in Boston.
DAVID HELSEL (age 51) Executive Vice President, Global Manufacturing joined Haemonetics as Vice President of Global Manufacturing in March 2012, and is responsible for worldwide oversight of the Company’s manufacturing and supply chain organizations. Mr. Helsel was previously with Covidien, Ltd. for 16 years, where he most recently was Vice President of Operations for the Surgical Solutions global business unit. During his tenure with Covidien, his previous roles included Vice President of Operations for the Medical Supplies segment and Global Director of Operational Excellence – Manufacturing. Mr. Helsel holds a Bachelor of Science degree in Mechanical Engineering from LeTourneau University.
SANDRA JESSE (age 62) Chief Legal Officer joined Haemonetics as Vice President, Chief Legal Officer in September 2011, and is responsible for the company’s world-wide Legal, Compliance and Corporate Audit and Controls groups. Ms. Jesse was previously the Executive Vice President and Chief Legal Officer of Blue Cross Blue Shield of Massachusetts, a Partner in the Boston law firm of Choate, Hall and Stewart, and Press Secretary for United States Congressman, Lee Hamilton. She has served on a number of Boards of Directors, including the New England Legal Foundation, Longy School of Music, Boston Harbor Island Alliance and the Landmark School. Ms. Jesse is a former President of the Boston Bar Foundation.
CHRISTOPHER LINDOP (age 57) Executive Vice President, Business Development and Chief Financial Officer joined Haemonetics in January of 2007 as Chief Financial Officer. In 2007, Mr. Lindop assumed responsibility for business development. Prior to joining Haemonetics, he was Chief Financial Officer at Inverness Medical Innovations, a rapidly growing global developer of advanced consumer and professional diagnostic products from 2003 to 2006. Prior to this, Mr. Lindop was a Partner in the Boston offices of Ernst & Young LLP and Arthur Andersen LLP.
DR. JONATHAN WHITE (age 55) Chief Science and Technology Officer joined Haemonetics in 2008 as Vice President of Research and Development.  Dr. White joined Haemonetics from Pfizer where he held a number of roles including Chief Information Officer. He previously worked at McKinsey and Company in New York. Dr. White is a Fellow of the Royal College of Surgery in England.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 28, 2015:
Market price of Common Stock:
High	$35.73	$37.13	$39.07	$45.43
Low	$29.86	$33.92	$33.75	$36.48
Fiscal year ended March 29, 2014:
Market price of Common Stock:
High	$42.87	$45.90	$44.20	$43.60
Low	$37.71	$39.32	$38.26	$31.80
Holders
There were approximately 246 holders of record of the Company’s common stock as of March 28, 2015.
Dividends
The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

Stock Performance
The following graph compares the cumulative 5-year total return provided to shareholders on Haemonetics Corporation’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 4/3/2010 and its relative performance is tracked through 3/28/2015.
___________________________________

*	$100 invested on 4/3/2010 in stock or index, including reinvestment of dividends. Fiscal year ended March 28, 2015.

	4/10	4/11	3/12	3/13	3/14	3/15
Haemonetics Corporation	100.00	117.89	123.41	147.57	113.74	156.61
S&P 500	100.00	112.21	118.61	132.15	156.44	173.57
S&P Health Care Equipment	100.00	101.23	106.91	118.36	147.44	179.78
Note: The stock price performance included in this graph is not necessarily indicative of future stock price performance. This graph shall not be deemed "filed" for purposes of Section18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
In the April 28, 2014 press release, the Company announced that its Board of Directors approved the repurchase of up to $100.0 million worth of Company shares, subject to compliance with its loan covenants. Through March 28, 2015, the Company repurchased 1,174,111 shares of its common stock for an aggregate purchase price of $39.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the year were made under the publicly announced program and were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 30, 2014 - April 26, 2014	—	$—	$—	$100,000,000
April 27, 2014 - May 24, 2014	694,162	$31.81	$22,079,008	$77,920,992
May 25, 2014 - June 28, 2014	139,595	$34.23	$4,778,988	$73,142,004
June 29, 2014 - July 26, 2014	75,185	$35.49	$2,668,606	$70,473,398
July 27, 2014 - August 23, 2014	63,730	$36.12	$2,302,197	$68,171,201
August 24, 2014 - September 27, 2014	62,144	$35.55	$2,209,060	$65,962,141
September 28, 2014 - October 25, 2014	66,089	$35.04	$2,316,065	$63,646,076
October 26, 2014 - November 22, 2014	45,129	$36.48	$1,646,262	$61,999,814
November 23, 2014 - December 27, 2014	19,055	$36.76	$700,422	$61,299,392
December 28, 2014 - January 24, 2015	6,877	$36.93	$253,942	$61,045,450
January 25, 2015 - February 21, 2015	2,145	$36.92	$79,194	$60,966,256
February 22, 2015 - March 28, 2015	—	$—	$—	$60,966,256
Total	1,174,111	$33.25	$39,033,744
We expect to complete the remaining $61.0 million of purchases in fiscal 2016 and remain in compliance with all loan covenants.

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation Five-Year Review

(In thousands, except per share and employee data)	2015	2014	2013	2012	2011
Summary of Operations
Net revenues	$910,373	$938,509	$891,990	$727,844	$676,694
Cost of goods sold	475,955	470,144	463,859	358,604	321,485
Gross profit	434,418	468,365	428,131	369,240	355,209
Operating expenses:
Research and development	54,187	54,200	44,394	36,801	32,656
Selling, general and administrative	334,250	366,022	323,053	243,681	212,005
Asset write-down	5,441	1,711	4,247	—	—
Total operating expenses	393,878	421,933	371,694	280,482	244,661
Operating income	40,540	46,432	56,437	88,758	110,548
Other (expense) income, net	(9,375)	(10,031)	(6,540)	740	(467)
Income before provision for income taxes	31,165	36,401	49,897	89,498	110,081
Provision for income taxes	14,268	1,253	11,097	22,612	30,101
Net income	$16,897	$35,148	$38,800	$66,886	$79,980
Income per share:
Basic	$0.33	$0.68	$0.76	$1.32	$1.59
Diluted	$0.32	$0.67	$0.74	$1.30	$1.56
Weighted average number of shares	51,533	51,611	51,349	50,727	50,154
Common stock equivalents	556	766	910	863	1,038
Weighted average number of common and common equivalent shares	52,089	52,377	52,259	51,590	51,192

	2015	2014	2013	2012	2011
Financial and Statistical Data:
Working capital	$381,185	$406,048	$416,866	$396,385	$340,160
Current ratio	3.0	2.9	3.3	4.0	4.1
Property, plant and equipment, net	$321,948	$271,437	$256,953	$161,657	$155,528
Capital expenditures	$122,220	$73,648	$62,188	$53,198	$46,669
Depreciation and amortization	$86,053	$81,740	$65,481	$49,966	$48,145
Total assets	$1,485,417	$1,514,178	$1,461,917	$911,135	$833,264
Total debt	$427,891	$437,687	$480,094	$3,771	$4,879
Stockholders’ equity	$826,122	$837,888	$769,182	$732,631	$686,136
Debt as a % of stockholders’ equity	51.8%	52.2%	62.4%	0.5%	0.7%
Employees	3,383	3,782	3,563	2,337	2,201

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business

Haemonetics is a global healthcare company dedicated to providing innovative blood management solutions to our customers. Our comprehensive portfolio of integrated devices, information management, and consulting services offers blood management solutions for each facet of the blood supply chain, helping improve patient care and reduce costs for blood and plasma collectors, hospitals, and patients around the world. Our products and services help prevent a transfusion to a patient who does not need one and provide the right blood product, at the right time, in the right dose to the patient who does.

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

Recent developments

Russian Economic Conditions

Economic weakness in Russia has impacted our financial results for fiscal 2015 and we expect that our Russian business performance in fiscal 2016 will be similar to fiscal 2015. While the needs for our products in the Russian marketplace continue, the challenging macro-economic conditions in Russia have resulted in reduced government healthcare spending and, as a result, our distributors are placing fewer orders. Russia currently represents approximately 3% of our revenue and we continue to work closely with our Russian distributors to monitor market conditions and credit risk.

Declines in U.S. Blood Center Collections

Sales to U.S. blood centers of our whole blood disposables represent approximately 7% of our total revenue. The demand for these disposable products in the U.S. declined in fiscal 2014 and 2015 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols. We believe the decline in U.S. blood center collections of approximately 10% in fiscal 2015 will moderate in fiscal 2016. While it will continue to negatively impact red cell and whole blood revenue, the magnitude of the negative impact will be reduced.

In response to this trend, certain large U.S. blood center collection groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. During fiscal 2014 we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance, LLC with certain whole blood collection components during the calendar years 2014-2016. The agreement included a reduction in average selling prices which negatively impacted our financial results in fiscal 2015. In March 2014, the American Red Cross selected another exclusive supplier to provide certain whole blood products. This reduced annualized revenues by approximately $25.0 million beginning in the second quarter of fiscal 2015.

Additionally, U.S. blood collection groups are pursuing arrangements for our red cell business similar to the single source agreements pursued in whole blood. This may affect our red cell revenues in the future.

Value Creation and Capture Initiatives

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over three years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan"). To implement the Network Plan, we are (i) discontinuing manufacturing activities at our Braintree, Massachusetts, Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) creating a technology center of excellence for product development in Braintree, Massachusetts, (iii) expanding our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Penang, Malaysia closer to our customers in Asia. See the Liquidity and Capital Resources discussion of this MD&A for further discussion of the costs of these activities.

Our VCC initiatives are moving forward according to plan. We have engaged Sanmina Corporation to be the sole manufacturer of certain equipment, and we have commenced production in our new manufacturing facility in Penang, Malaysia and in our expanded facility in Tijuana, Mexico allowing us to consolidate the manufacturing of product formerly produced in the U.S., Italy and Scotland.

Market Trends
Plasma Market

Changes in demand for plasma-derived pharmaceuticals, particularly immunoglobulin (“IG”), are the key driver of plasma collection volumes in the bio-pharmaceutical market. Various factors related to the supply of plasma and the production of plasma-derived pharmaceuticals also affect collection volume, including the following:

•	Several blood collectors supply additional plasma to fractionators, and thus plasma supply can rise overall but not directly impact our plasma business.

•	Bio-pharmaceutical companies are seeking more efficient production processes, to meet growing demand for pharmaceuticals without requiring an equivalent increase in plasma supply.

•	Reimbursement guidelines affect the demand for end product pharmaceuticals, although off-label use of pharmaceuticals is growing, in particular for Alzheimer's treatment.

•
Newly approved indications for, and the growing understanding and thus diagnosis of auto-immune diseases treated with plasma derived therapies increase the demand for plasma, as do longer lifespans and a growing aging patient population.

•	Geographical expansion of biopharmaceuticals also increases demand for plasma.

Demand for our plasma products in fiscal 2015 was particularly strong in North America as collection volumes benefited from a robust end user market for plasma-derived biopharmaceuticals with U.S. produced plasma meeting an increasing percentage of plasma volume demand worldwide.

Blood Center Market

In the blood center market, we sell products used in the collection of platelets, red cells and whole blood. Whole blood is collected from the donor and then transported to a laboratory where it is separated into its components: red cells, platelets or plasma.

Despite modest increases in the demand for platelets in Europe and Japan, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for automated collections and related disposables in these countries. With changes in healthcare and social security systems in emerging markets, a larger number of people are gaining access to state of the art medical treatments, which drives the demand for platelet transfusions and represent a faster growing market.

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

As discussed in Recent Developments above, we believe the decline in U.S. blood center collections of approximately 10% in fiscal 2015 will moderate in fiscal 2016. Demand for red cells has declined in mature markets due to better blood management and the development of less invasive, lower blood loss medical procedures. However, highly populated emerging market countries are increasing their demand for blood components as they are advancing their health care coverage, and as greater numbers of people gain access to more advanced medical treatment, demand for blood components, including red cells increases directly.
Hospital Market
In the hospital market, we sell cardiovascular surgical blood salvage systems, orthopedic surgical blood salvage systems, and a blood diagnostic instrument.
Our Cell Saver surgical blood salvage system was designed as a solution for rapid, high volume blood loss procedures, such as cardiovascular surgeries. In recent years, more efficient blood use and less invasive cardiovascular surgeries have reduced demand for this device and contributed to intense competition in mature markets, while increased access to healthcare in emerging economies has provided new markets and sources of growth.
Our OrthoPAT technology is used to salvage red cells in high blood loss orthopedic procedures, including hip and knee replacement surgeries. The OrthoPAT is designed to collect, separate and wash a patient’s shed blood both during and after orthopedic surgery, such as hip and knee replacement. Recently, improved blood management practices, including the use of tranexamic acid to treat and prevent post-operative bleeding, have reduced the use of OrthoPAT.
Our TEG Thrombelastograph Hemostasis Analyzer is a diagnostic tool which provides a comprehensive assessment of a patient’s overall hemostasis. This information enables caregivers to decide the best blood-related clinical treatment for the individual patient in order to minimize blood loss. The test is expanding beyond cardiac surgery into trauma, as well as helping manage surgical timing of patients on anti-platelet medications. TEG product line sales further strengthened in fiscal 2015, with strong performance in North America and China. This product’s growth is dependent on hospitals adopting this technology in their blood management programs. We have launched our next generation device, the TEG 6s, in certain markets in Europe and Asia. In North America, our largest market for TEG, we will launch the TEG 6s upon receipt of the final 510(k) clearance.
Software Market
Our software solutions portfolio addresses many of the critical data collection and data management needs within the plasma, blood center, and hospital markets and is also a key component of our blood management solutions. In fiscal 2015, the pressures to improve efficiencies, reduce cost, and improve patient outcomes continued to be key drivers in all three markets.
In fiscal 2015, we released our Next Generation Donor Management Software, which has been favorably received by the market and purchased by two significant plasma collectors, one of which is planning global adoption.
In the blood center market for software, we currently participate most actively in the United States, where expansion to new or emerging technology platforms such as our El Dorado Software Solution Suite has been slow due to industry consolidation and the relatively high cost of migrating to new information technology platforms. This trend has limited revenue growth, but the high switching costs and recurring maintenance revenue streams from existing customers has provided relative revenue stability in this segment.
We currently participate in the hospital software market primarily in the United States and Europe. In the United States, we have experienced growth in our installed base for our hospital transfusion solution, SafeTraceTX, due to demand for reliable, proven safety systems within transfusion services. However, growth in the United States continues to be constrained due to hospital IT organization focus on the electronic medical records mandates. Revenues from BloodTrack, a blood inventory and transfusion management system, have increased in the United States and Europe recently as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients. We released our new BloodTrack HaemoBank, which received 510(k), CE and multi-regional clearances, in fiscal 2015 and expect that this will further expand this solution's growth in fiscal 2016.

Financial Summary

(In thousands, except per share data)	March 28, 2015	March 29, 2014	March 30, 2013	% Increase/(Decrease) 15 vs. 14	% Increase/(Decrease) 14 vs. 13
Net revenues	$910,373	$938,509	$891,990	(3.0)%	5.2%
Gross profit	$434,418	$468,365	$428,131	(7.2)%	9.4%
% of net revenues	47.7%	49.9%	48.0%
Operating expenses	$393,878	$421,933	$371,694	(6.6)%	13.5%
Operating income	$40,540	$46,432	$56,437	(12.7)%	(17.7)%
% of net revenues	4.5%	4.9%	6.3%
Other (expense) income, net	$(9,375)	$(10,031)	$(6,540)	(6.5)%	53.4%
Income before taxes	$31,165	$36,401	$49,897	(14.4)%	(27.0)%
Provision for income tax	$14,268	$1,253	$11,097	—%	(88.7)%
% of pre-tax income	45.8%	3.4%	22.2%
Net income	$16,897	$35,148	$38,800	(51.9)%	(9.4)%
% of net revenues	1.9%	3.7%	4.3%
Earnings per share-diluted	$0.32	$0.67	$0.74	(52.2)%	(9.5)%
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2015, 2014 and 2013 each included 52 weeks with each quarter having 13 weeks. Fiscal 2016 will have 53 weeks.
Net revenue for fiscal 2015 decreased 3.0% compared to fiscal 2014. Without the effects of foreign exchange, net revenue decreased 1.3% compared to fiscal 2014. Revenue increases in plasma and diagnostic disposables were more than offset by declines in the whole blood disposables for the fiscal year ended March 28, 2015.
Net revenue for fiscal 2014 increased 5.2% compared to fiscal 2013. Without the effects of foreign exchange, net revenue increased 6.9% over fiscal 2013. Revenue increased due to a full year of sales from the whole blood business acquired August 1, 2012 as compared to eight months of sales in the prior year, as well as growth in our plasma and diagnostics disposable products. These increases were partially offset by declines across other product lines for the fiscal year ended March 29, 2014.
During fiscal 2015, operating income decreased 12.7% compared to fiscal 2014. Without the effects of foreign currency, operating income decreased 0.9% compared to fiscal 2014. Operating income decreased primarily due to lower whole blood disposables volume and pricing and the associated reduced manufacturing efficiency. These decreases were partially offset by reduced restructuring and transformation costs, and organizational cost savings initiatives. Restructuring and transformation costs were $66.8 million for fiscal 2015, as compared to $84.8 million for the comparative prior year period.
During fiscal 2014, operating income decreased 17.7% compared to fiscal 2013. Without the effects of foreign currency, operating income decreased 4.1% compared to fiscal 2013. Operating income decreased as gross profit growth was more than offset by higher restructuring and transformation costs and other operating expense growth associated with the whole blood acquisition. Restructuring and transformation costs were $84.8 million for the fiscal year ended March 29, 2014, as compared to $72.5 million for the comparative prior year period. Restructuring and transformation costs in fiscal 2014 are primarily associated with VCC initiatives, and in fiscal 2013 were primarily associated with the acquisition and integration of the whole blood business.
Net income decreased 51.9% during fiscal 2015. Without the effects of foreign exchange, net income decreased 20.8% for fiscal 2015. The decrease in net income was primarily attributable to an increase in tax expense and the decrease in operating income described above. The increase in tax expense is attributable to the establishment of a valuation allowance for our U.S. net deferred tax assets following three years of cumulative losses directly related to our substantial restructuring and transformation spending.
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

RESULTS OF OPERATIONS
Net Revenues by Geography

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013	% Increase/(Decrease) 15 vs. 14	% Increase/(Decrease) 14 vs. 13
United States	$494,788	$500,719	$454,874	(1.2)%	10.1%
International	415,585	437,790	437,116	(5.1)%	0.2%
Net revenues	$910,373	$938,509	$891,990	(3.0)%	5.2%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force and independent distributors and agents.
The percentage of revenue generated in our principle operating regions is summarized below:

	March 28, 2015	March 29, 2014	March 30, 2013
United States	54.4%	53.4%	51.0%
Japan	9.7%	11.6%	13.5%
Europe	23.7%	24.0%	25.2%
Other	12.2%	11.0%	10.3%
Total	100.0%	100.0%	100.0%
International sales are generally conducted in local currencies, primarily the Japanese Yen, the Euro, the Chinese Yuan and the Australian Dollar. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, the Euro and Australian Dollar relative to the U.S. Dollar.
We have placed foreign currency hedges to minimize the risk of currency fluctuations. For fiscal 2015 as compared to fiscal 2014, the effects of foreign exchange resulted in a 1.7% decrease in sales. The primary reason is the relative strength of the U.S. Dollar to the Japanese Yen, Euro and Australian Dollar. We expect this relative strength of the U.S. Dollar to continue to negatively impact operating income in fiscal 2016 and fiscal 2017. For fiscal 2014 as compared to fiscal 2013, the effects of foreign exchange also accounted for a 1.7% decrease in sales.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013	% Increase/(Decrease) 15 vs. 14	% Increase/(Decrease) 14 vs. 13
Disposables	$783,426	$806,834	$757,765	(2.9)%	6.5%
Software solutions	72,185	70,441	69,952	2.5%	0.7%
Equipment & other	54,762	61,234	64,273	(10.6)%	(4.7)%
Net revenues	$910,373	$938,509	$891,990	(3.0)%	5.2%

Disposables Revenues by Product Type

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013	% Increase/(Decrease) 15 vs. 14	% Increase/(Decrease) 14 vs. 13
Plasma disposables	$319,190	$291,895	$268,900	9.4%	8.6%
Blood center disposables
Platelet	152,588	156,643	169,602	(2.6)%	(7.6)%
Red cell	42,700	42,378	49,733	0.8%	(14.8)%
Whole blood	143,905	190,698	138,436	(24.5)%	37.8%
	339,193	389,719	357,771	(13.0)%	8.9%
Hospital disposables
Surgical	62,540	66,876	73,508	(6.5)%	(9.0)%
OrthoPAT	20,316	25,042	30,230	(18.9)%	(17.2)%
Diagnostics	42,187	33,302	27,356	26.7%	21.7%
	125,043	125,220	131,094	(0.1)%	(4.5)%
Total disposables revenue	$783,426	$806,834	$757,765	(2.9)%	6.5%
Disposables Revenue
Disposables include the Plasma, Blood Center, and Hospital product lines. Disposables revenue decreased 2.9% during fiscal 2015 and increased 6.5% during fiscal 2014. Without the effects of foreign exchange, disposables revenue decreased 1.1% and increased 8.3% for fiscal 2015 and 2014, respectively. In fiscal 2015, the decrease was primarily driven by significantly reduced whole blood disposables revenue and was partially offset by growth in plasma and diagnostic disposables revenue. In fiscal 2014, the increase was primarily due to a full year of sales from the whole blood business as compared to eight months of sales in the prior year, as well as growth in our plasma and diagnostics disposable products.
Plasma
Plasma disposables revenue increased 9.4% during fiscal 2015. Without the effects of foreign exchange, plasma disposables revenue increased 10.4% during fiscal 2015 compared to fiscal 2014. Plasma revenue increased due to higher volumes in the United States associated with end market growth for plasma-derived biopharmaceuticals and benefits from the transition to a direct sales model in Australia and New Zealand which occurred in the second quarter of fiscal 2014. We expect the demand for plasma-derived biopharmaceuticals to continue to grow in fiscal 2016 and incremental growth associated with our expanded saline solutions offering.
Plasma disposables revenue increased 8.6% during fiscal 2014. Without the effects of foreign exchange, plasma disposables revenue increased 10.3% during fiscal 2014. Plasma revenue increased due to higher volumes in the United States and the transition to a direct sales model in Australia and New Zealand.
Blood Center
Blood Center consists of disposables used to collect platelets, red cells and whole blood.
Platelet
We continue to see significant differences in demand for our platelet products in various markets depending on access to health care and adoption of certain efficient collection techniques. In emerging markets, increased access to health care continues to increase the demand for platelet transfusions, while increases in the demand for platelet transfusions in developed markets is modest. Collection efficiencies which increase the yield of platelets per collection and more efficient use of collected platelets reduce the number of collections required to meet market demand. Where we see adoption of these techniques we experience reduced demand for our products; however, not all markets have adopted these collection efficiencies at the same level.

These significant differences in platelet use and collection impact the performance of our platelet business across our different geographies. Japan recently began adoption of more efficient collection techniques which has negatively impacted revenue from platelet collection disposables, while emerging markets revenues continue to grow due to increasing use of platelets in patient care.
Platelet disposables revenue decreased 2.6% during fiscal 2015. Without the effects of foreign exchange, platelet disposable revenue increased 3.0% during fiscal 2015. Without the effect of foreign exchange, the increase was due to growth in emerging markets and the benefit of order timing in North America offset by the impact of the collection trends in Japan noted above.

Platelet disposables revenue decreased 7.6% during fiscal 2014. Without the effects of foreign exchange, platelet disposable revenue decreased 3.8% during fiscal 2014, due primarily to lower revenues in Canada and lower revenues in emerging markets associated with order timing and reductions of distributor inventory levels.
Red Cells and Whole Blood
Sales to U.S. blood centers represent approximately 75% of our total U.S. red cell and whole blood disposable revenue. The demand for these disposable products in the U.S. has recently declined due to a rapid reduction in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols.
Red cell disposables revenue increased 0.8% during fiscal 2015. Without the effects of foreign exchange, red cell disposables revenue increased 0.8% during fiscal 2015. The increase was driven by North American sales due to changes in red cell collection practices and was partially offset by declines in Europe and Latin America. We have seen a modest shift in order patterns from whole blood to red cell disposables due to customer efforts to more efficiently collect red cells.
Red cell disposables revenue decreased 14.8% during fiscal 2014. Without the effects of foreign exchange, red cell disposables revenue decreased 14.3% during fiscal 2014, due to the market factors discussed above.
Whole blood revenue decreased 24.5% during fiscal 2015. Without the effect of foreign exchange, whole blood revenue decreased 24.1% during fiscal 2015, due to the loss of the American Red Cross business, lower pricing to HemeXcel, the loss of a European tender early in fiscal 2014 and macro-economic conditions in Russia. Declines in North American transfusion rates of 10% contributed approximately $8.0 million to the fiscal 2015 decline. As noted above, we expect that the rate of decline in transfusion rates in the United States will moderate in fiscal 2016.
Whole blood revenue increased 37.8% during fiscal 2014. Without the effect of foreign exchange, whole blood revenue increased 37.4% during fiscal 2014, due to a full period of sales from the whole blood business acquired August 1, 2012 as compared to eight months of sales in the prior year period. The increase was partially offset by the negative impact of the U.S. collection market, a European tender loss and a decline in contract manufacturing revenue.
Hospital
Hospital disposable revenue includes Surgical, OrthoPAT, and Diagnostics products. The hospital product line includes the following brand platforms: the Cell Saver brand, the TEG brand and the OrthoPAT brand.
Surgical
Surgical disposables revenue consists principally of the Cell Saver products. Revenue from our surgical disposables decreased 6.5% during fiscal 2015. Without the effect of foreign exchange, surgical disposables revenue decreased 3.3% during fiscal 2015. The decline in surgical revenue in developed markets, partially offset by growth in emerging markets.
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
OrthoPAT
Revenue from our OrthoPAT disposables decreased 18.9% during fiscal 2015. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 16.5% as better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss have continued to reduce hospital use of OrthoPAT disposables and we expect this trend to continue.
Revenue from our OrthoPAT disposables decreased 17.2% during fiscal 2014. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 14.7% as better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, have continued to reduce hospital use of OrthoPAT disposables.
Diagnostics
Diagnostics product revenue consists of the TEG products. Revenue from diagnostic products increased 26.7% during fiscal 2015. Without the effect of foreign exchange, diagnostic product revenue increased 23.4%. The revenue increase is due to continued adoption of our TEG analyzer, principally in the United States and China.

Revenue from our diagnostic products increased 21.7% during fiscal 2014. Without the effect of foreign exchange, diagnostic product revenue increased 20.0%. The revenue increase is due to continued adoption of our TEG analyzer, principally in the United States and China.
Other Revenues

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013	% Increase/(Decrease) 15 vs. 14	% Increase/(Decrease) 14 vs. 13
Software solutions	$72,185	$70,441	$69,952	2.5%	0.7%
Equipment and other	54,762	61,234	64,273	(10.6)%	(4.7)%
Net other revenues	$126,947	$131,675	$134,225	(3.6)%	(1.9)%
Software Solutions
Our software solutions revenue includes sales of our information technology software platforms and consulting services.
Software solutions revenue increased 2.5% during fiscal 2015. Without the effects of foreign exchange, software solutions revenue increased 2.9% during fiscal 2015. During fiscal 2015, software revenue increased due to strong BloodTrack sales in the U.S. and Europe.
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
Equipment and other revenue decreased 10.6% during fiscal 2015. Without the effects of currency exchange, equipment and other revenue decreased 8.7%. The decrease in revenue during fiscal 2015 is due primarily to the impact of order timing and macro-economic conditions in Russia.
Equipment and other revenue decreased 4.7% during fiscal 2014. Without the effect of currency exchange, equipment and other revenue decreased 2.0%. The decrease in revenue during fiscal 2014 is due primarily to benefits in the prior year from a competitor whose operations were limited by a natural disaster and the successful launch of the Cell Saver Elite, partially offset by higher services revenue associated with a transition to a direct sales model in Australia and New Zealand.
Gross Profit

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013	% Increase/(Decrease) 15 vs. 14	% Increase/(Decrease) 14 vs. 13
Gross profit	$434,418	$468,365	$428,131	(7.2)%	9.4%
% of net revenues	47.7%	49.9%	48.0%
Our gross profit decreased 7.2% during fiscal 2015. Without the effects of foreign exchange, gross profit decreased 5.1% during fiscal 2015. Our gross profit margin percentage decreased by 220 basis points for fiscal 2015 as compared to fiscal 2014. The decrease in gross profit margin for the fiscal year ended March 28, 2015 was primarily due to price reductions in the blood collection markets, reduced manufacturing efficiency related to lower whole blood volumes and relatively higher sales from products with lower gross margins. These decreases were partially offset by cost savings from our VCC initiatives implemented during fiscal 2014 and 2015.
Our gross profit amount increased 9.4% during fiscal 2014. Without the effects of foreign exchange, gross profit increased 12.0% during fiscal 2014. Our gross profit margin percentage decreased by 190 basis points for fiscal 2014 as compared to fiscal 2013. The increase in gross profit margin for the fiscal year ended March 29, 2014 was primarily driven by lower whole blood related inventory charges. During fiscal 2013, we recorded inventory reserves associated with the removal of certain whole blood collection sets from inventory based on a quality matter detected during the year. We also recorded significant inventory step-up charges related to acquired whole blood inventory. Improvements to reported gross margin excluding the inventory adjustments noted also included improvements in manufacturing efficiencies. These increases were partially offset by the impact of foreign currency.
Operating Expenses

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013	% Increase/(Decrease) 15 vs. 14	% Increase/(Decrease) 14 vs. 13
Research and development	$54,187	$54,200	$44,394	—%	22.1%
% of net revenues	6.0%	5.8%	5.0%
Selling, general and administrative	$334,250	$366,022	$323,053	(8.7)%	13.3%
% of net revenues	36.7%	39.0%	36.2%
Asset write-downs	$5,441	$1,711	$4,247	218.0%	(59.7)%
% of net revenues	0.6%	0.2%	0.5%
Total operating expenses	$393,878	$421,933	$371,694	(6.6)%	13.5%
% of net revenues	43.3%	45.0%	41.7%
Research and Development
Research and development remained flat during fiscal 2015. Without the effect of the increased restructuring and transformation costs of $2.8 million in fiscal 2015, as compared to the prior year, research and development decreased by approximately 6.0% as a result of reduced program spending related to the whole blood acquisition.
Research and development increased 22.1% during fiscal 2014. This increase includes a $3.6 million in-process research and development charge related to the acquisition of certain technology and manufacturing rights to be used in a next generation device. Excluding the impact of the in-process research and development charge, research and development was 5.4% of net revenues. Other increases are primarily due to additional staff and program spending related to the whole blood acquisition, new research initiatives and development programs.
Selling, General and Administrative
During fiscal 2015, selling, general and administrative expenses decreased 8.7%. Without the effects of foreign exchange, selling, general and administrative expenses decreased 6.4% during fiscal 2015. The decrease during fiscal 2015 is primarily related to a $20.1 million decrease in restructuring and transformation costs related to VCC initiatives. This decrease was partially offset by our increased commercial investment in plasma and emerging markets and increased variable compensation.
During fiscal 2014, selling, general and administrative expenses increased 13.3%. Without the effects of foreign exchange, selling, general and administrative expenses increased 15.0% during fiscal 2014. The increase during fiscal 2014 is primarily related to a $21.1 million increase in restructuring and transformation costs due to VCC initiatives. We also incurred incremental costs of approximately $21.0 million associated with operating the whole blood business for the entire year as compared to eight months in the prior year, of which approximately $7.0 million relates to the amortization of acquired intangible assets.
Asset Write-Down
We recorded asset write-downs of $5.4 million in fiscal 2015 associated with exit activities related to our VCC initiatives and certain research and development programs.
We recorded asset write-downs of $1.7 million in the fourth quarter of fiscal 2014 associated with exit activities related to our VCC and integration initiatives.
We recorded an asset write-down of $4.2 million in the fourth quarter of fiscal 2013 associated with exit activities related to technologies originally acquired from Arryx, Inc.
Other (expense) income, net
Other expense, net, decreased 6.5% during fiscal 2015 as compared to fiscal 2014. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The effective interest rate on total debt outstanding for the fiscal year ended March 28, 2015 was approximately 2.0%.

Taxes

	March 28, 2015	March 29, 2014	March 30, 2013	% Increase/(Decrease) 15 vs. 14	% Increase/(Decrease) 14 vs. 13
Reported income tax rate	45.8%	3.4%	22.2%	42.4%	(18.8)%

Reported Tax Rate

We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions and the United States. Historically, our reported tax rate was lower than the U.S. statutory tax rate due primarily to our jurisdictional mix of earnings as the income earned in our foreign subsidiaries is generally taxed at a lower tax rate. For the year ended March 28, 2015, the Company established a valuation allowance against a portion of its U.S. deferred tax assets that it concluded are not more-likely-than-not realizable. In fiscal 2015, we entered into a three year cumulative book loss position in the U.S. which primarily relates to ongoing restructuring and transformation spending.

The reported tax rate for the year ended March 28, 2015 was 45.8%. Our current tax rate is higher than our tax rates of 3.4% and 22.2% for the years ended March 29, 2014 and March 30, 2013, respectively. The increase in the tax rate is primarily due to the establishment of a valuation allowance against a portion of our domestic deferred tax assets that we concluded were not more-likely-than-not realizable.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	March 28, 2015	March 29, 2014
Cash & cash equivalents	$160,662	$192,469
Working capital	$381,185	$406,048
Current ratio	3.0	2.9
Net debt position (1)	$(267,229)	$(245,218)
Days sales outstanding (DSO)	58	62
Disposables finished goods inventory turnover	4.3	4.2
_______________________________________

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

As previously discussed, during fiscal 2015 and 2014 our business was negatively impacted by reductions in the demand for blood products caused by changes in blood management practices and actions taken by U.S. blood center customers in response to reductions in demand. This includes the loss of the American Red Cross whole blood contract which impacted our results beginning in the first quarter of fiscal 2015.

Our VCC initiatives require cash expenditures for plant closure costs and employee separation benefits, new plant construction and temporary increases in inventory levels as manufacturing is transitioned to new facilities. We paid $114.3 million and $72.9 million in cash related to restructuring costs, transformation costs and capital expenditures associated with the VCC initiatives during fiscal 2015 and 2014, respectively. We estimate we will spend $27.0 million to complete these initiatives in fiscal 2016.

As of March 28, 2015, we had $160.7 million in cash and cash equivalents. We currently have a credit facility which provides for a $475.0 million term loan and a $100.0 million revolving loan. The credit facility matures on July 1, 2019. At March 28, 2015, $379.4 million was outstanding under the term loan and $50.0 million was outstanding on the revolving loan. We also have $62.1 million of uncommitted operating lines of credit to fund our global operations and there are no outstanding borrowings as of March 28, 2015.

The credit facility contains covenants that limit the use of cash and require us to maintain certain financial ratios. Any failure to comply with the financial and or other operating covenants of the credit facility would prevent us from borrowing under the revolving credit facility and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. As of March 28, 2015, we were in compliance with all covenants.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and option exercises. Although cash flow from operations will be negatively impacted by the trends noted above, we believe these sources are sufficient to fund our cash requirements over at least the next twelve months, which are primarily payments associated with VCC initiatives described above, share repurchases, capital expenditures, cash payments under the loan agreement, investments and other acquisitions. These are described in more detail in Contractual Obligations below.

Cash Flow Overview:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013	Increase/(Decrease) 15 vs. 14	Increase/(Decrease) 14 vs. 13
Net cash provided by (used in):
Operating activities	$127,178	$139,524	$85,074	$(12,346)	$54,450
Investing activities	(121,768)	(105,830)	(596,395)	15,938	(490,565)
Financing activities	(33,160)	(20,700)	461,853	12,460	(482,553)
Effect of exchange rate changes on cash and cash equivalents (1)	(4,057)	355	(273)	(4,412)	628
Net increase/(decrease) in cash and cash equivalents	$(31,807)	$13,349	$(49,741)
_______________________________________

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

In fiscal 2015, the Company repurchased approximately 1.2 million shares of its common stock for an aggregate purchase price of $39.0 million. This was part of a $100.0 million share repurchase program that was announced in April 2014.
In fiscal 2014, the Company did not repurchase shares of its common stock.
In fiscal 2013, the Company repurchased approximately 1.2 million shares of its common stock for an aggregate purchase price of $50.0 million. This completed a $50.0 million share repurchase program that was announced in April 2012.

Operating Activities:

Net cash provided by operating activities was $127.2 million during fiscal 2015, a decrease of $12.3 million as compared to fiscal 2014 primarily due to lower earnings.

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

Investing Activities:

Net cash used in investing activities was $121.8 million during fiscal 2015, an increase of $15.9 million as compared to fiscal 2014 primarily due to $122.2 million of capital expenditures including $44.9 million related to our manufacturing network transformation activities. The increase was partially offset by a reduction in acquisition related investments of $32.7 million in fiscal 2014.

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

Financing Activities:

Net cash used in financing activities was $33.2 million during fiscal 2015, an increase of $12.5 million as compared to fiscal 2014 primarily due to $39.0 million used to repurchase approximately 1.2 million shares of common stock. The increase was partially offset by reduced payments towards the term loan in fiscal 2015.

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
Contractual Obligations
A summary of our contractual and commercial commitments as of March 28, 2015, is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt	$427,891	$21,522	$237,805	$168,564	$—
Operating leases	29,347	6,797	8,538	4,247	9,765
Purchase commitments*	114,598	99,598	15,000	—	—
Expected retirement plan benefit payments	15,725	1,735	3,155	3,342	7,493
Employee related commitments	14,350	12,701	1,649	—	—
Total contractual obligations	$601,911	$142,353	$266,147	$176,153	$17,258
_______________________________________

*
Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment and for the purpose of manufacturing our products including contract manufacturers, specifically JMS Co. Ltd., Kawasumi Laboratories and Sanmina Corporation for the manufacture of certain disposable products and equipment. The majority of our operating expense spending does not require any advance commitment.

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $4.0 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.
At the closing of the whole blood acquisition, we anticipate paying an additional $15.0 million upon replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2018.
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

Legal Proceedings
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

Italian Employment Litigation
Our Italian manufacturing subsidiary is party to several actions initiated by employees of the facility in Ascoli-Piceno, Italy where we have ceased manufacturing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into and out of the working clothes at the beginning and end of each shift.
In addition, a union represented in the Ascoli plant has filed an action claiming that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.
Finally, we have been added as defendants on claims filed against Pall Corporation prior to our acquisition of the plant in August 2012. These claims relate to agreements to "freeze" benefit allowances for a certain period in exchange for Pall's commitments on hiring and plant investment.
As of March 28, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.7 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We may receive other similar claims in the future.
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
Foreign Exchange
During fiscal 2015, approximately 45.6% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (USD per Euro)
FY13	1.43	15%	1.42	9%	1.36	—%	1.32	(4)%
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
FY16	1.35	2%	1.29	(4)%	1.25	(8)%	1.13	(18)%
Japanese Yen - Hedge Spot Rate (JPY per USD)
FY13	79.40	11%	76.65	11%	77.58	5%	78.69	5%
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
FY16	102.05	(5)%	106.84	(9)%	118.46	(17)%	117.25	(14)%
Australian Dollar - Hedge Spot Rate (USD per AUD)
FY14	—	—%	0.92	—%	0.91	—%	0.92	—%
FY15	0.90	—%	0.94	3%	0.94	3%	0.90	(2)%
FY16	0.94	4%	0.91	(3)%	0.85	(10)%	0.79	(12)%

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per USD)
FY13	0.98	(7)%	0.99	(4)%	1.01	1%	1.00	1%
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—%	—	—%	1.08	8%	1.09	8%
FY16	1.13	—%	1.14	—%	1.17	9%	1.24	14%
British Pound - Hedge Spot Rate (USD per GBP)
FY13	1.62	(8)%	1.63	(6)%	1.60	(2)%	1.57	1%
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
FY16	1.64	(5)%	1.57	—%	1.57	3%	1.53	7%
FY17	1.55	5%	—	—%	—	—%	—	—%
Swiss Franc - Hedge Spot Rate (CHF per USD)
FY13	0.82	(22)%	0.85	(16)%	0.92	(4)%	0.92	—%
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.90	(2)%	0.89	(4)%
FY16	0.90	(5)%	0.95	3%	0.94	4%	0.92	3%
Mexican Peso - Hedge Spot Rate (MXN per USD)
FY14	12.34	—%	12.35	—%	12.22	—%	12.20	—%
FY15	12.40	1%	13.06	6%	13.09	7%	13.08	7%
FY16	13.10	6%	13.07	—%	13.63	4%	14.46	11%
FY17	14.93	14%	—	—%	—	—%	—	—%
_______________________________________

We generally place our cash flow hedge contracts on a rolling twelve month basis.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information on Standards Implemented and Standards to be Implemented.

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
Goodwill and Other Intangible Assets
Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over their estimated useful life. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We amortize our other intangible assets over their estimated useful lives.
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
Prior to fiscal 2014, we determined we operated a single operating segment, blood management solutions, based on our chief operating decision maker ("CODM") primarily using consolidated results to make operating and strategic decisions. Our reporting units for purposes of assessing goodwill impairment prior to fiscal 2014 were medical devices and software. During fiscal 2014, our CODM utilized financial results by operating units organized primarily on geography to make operating and strategic decisions due to changes in the composition in the executive staff reporting to the CODM. Based on these changes we determined the five operating units represent operating segments as defined under ASC 280 - Segment Reporting. Following this change, we determined our reporting units for purposes of assessing goodwill impairment by identifying our operating segments and assessing whether segment management regularly reviews the operating results of any components. Through this process, we concluded that our reporting units were the same as our operating segments, which are the following operating units organized based primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia-Pacific and Japan. During fiscal 2014, goodwill was reallocated from the medical device and software reporting units to the new reporting units based on a relative fair value basis. For fiscal 2015, there were no changes to operating segments or reporting units for purposes of assessing goodwill impairment.
ASC 350, Intangibles - Goodwill and Other defines the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The quantitative test is based on a discounted cash flow analysis or other valuation techniques, such as the market approach, for each reporting unit. The fair values of our reporting units in fiscal 2013 were determined using the income approach. Under the income approach, the fair value of a reporting unit is based on the present value of future cash flows using appropriate discount rates, growth rates, operating margins and future market conditions amongst others. We changed our valuation approach to assessing goodwill impairment in fiscal 2014 in connection with the change in reporting units. In fiscal 2015 and 2014, we determined the fair value of our reporting units based on the market approach. We utilized the market approach as we determined relevant comparable information was available, and accordingly such method was an appropriate alternative to the income method. Under the market approach, we estimate the fair value of our reporting units based on a combination of, a) market multiples of projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and b) market multiples of projected net revenues for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples, such as recent divestitures/acquisitions, facts and circumstances surrounding the market and growth rates. Management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other data. EBITDA and revenue multiples can also be significantly impacted by future growth opportunities for the reporting unit as well as for the company itself, general market and geographic sentiment, and pending or recently completed merger transactions.
These tests showed no evidence of impairment to our goodwill for fiscal 2015, 2014 or 2013 and demonstrated that the fair value of each reporting unit exceeded the reporting unit’s carrying value in each period. During March 2014, circumstances arose that indicated a potential impairment. We performed an interim impairment test and noted that the fair value of our reporting units still exceeded their carrying values.
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
In certain acquisitions, we have earn-out arrangements or contingent consideration to provide potential future payments to the seller for achieving certain agreed-upon financial targets. We record the contingent consideration at its fair value at the acquisition date. Generally, we have entered into arrangements with contingent consideration that require payments in cash. As such, we periodically revalue the contingent consideration obligations associated with certain acquisitions to their current fair value and record the change in the fair value as contingent consideration income or expense within selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates, and changes in assumed probability adjustments with respect to regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration income or expense we record in any given period.
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
Foreign Exchange Risk
See the section above entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and costs. We do not use the financial instruments for speculative or trading activities. At March 28, 2015, we had the following significant foreign exchange contracts to hedge the anticipated foreign currency cash flows outstanding.

Hedged Currency	(BUY)/SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value Gain/(Loss)	Maturity	Quarter Expected to Affect Earnings
EUR	9,499,000	1.354	1.356	$2,523,176	Mar 2015 - May 2015	Q1 FY16
EUR	8,700,000	1.293	1.298	$1,768,500	Jun 2015 - Aug 2015	Q2 FY16
EUR	11,450,000	1.246	1.250	$1,748,953	Sep 2015 - Nov 2015	Q3 FY16
EUR	13,008,000	1.131	1.137	$533,176	Dec 2015 - Feb 2016	Q4 FY16
JPY	701,018,000	102.10 per USD	101.83 per USD	$986,543	Mar 2015 - May 2015	Q1 FY16
JPY	979,914,000	106.84 per USD	106.42 per USD	$944,966	Jun 2015 - Aug 2015	Q2 FY16
JPY	1,229,976,000	118.46 per USD	117.91 per USD	$67,338	Sep 2015 - Nov 2015	Q3 FY16
JPY	1,242,192,000	117.25 per USD	116.56 per USD	$157,349	Dec 2015 - Feb 2016	Q4 FY16
GBP	(602,000)	1.579	1.577	$(51,935)	Feb 2015 - Apr 2015	Q1 FY16
GBP	(1,874,000)	1.569	1.567	$(141,298)	May 2015 - Jul 2015	Q2 FY16
GBP	(1,589,000)	1.566	1.563	$(113,125)	Aug 2015 - Oct 2015	Q3 FY16
GBP	(1,264,000)	1.528	1.526	$(43,871)	Nov 2015 - Jan 2016	Q4 FY16
GBP	(340,000)	1.552	1.550	$(19,354)	Feb 2015 - Apr 2016	Q1 FY17
CHF	(5,189,000)	0.90 per USD	0.89 per USD	$(392,208)	Apr 2015 - Jun 2015	Q1 FY16
CHF	(5,439,000)	0.95 per USD	0.94 per USD	$(82,370)	Jul 2015 - Sep 2015	Q2 FY16
CHF	(5,103,000)	0.94 per USD	0.93 per USD	$(113,002)	Oct 2015 - Dec 2015	Q3 FY16
CHF	(4,689,000)	0.92 per USD	0.90 per USD	$(252,731)	Jan 2016 - Mar 2016	Q4 FY16
CAD	(1,333,000)	1.13 per USD	1.14 per USD	$(105,925)	Apr 2015 - Jun 2015	Q1 FY16
CAD	(1,611,000)	1.14 per USD	1.15 per USD	$(117,024)	Jul 2015 - Sep 2015	Q2 FY16
CAD	(1,483,000)	1.18 per USD	1.18 per USD	$(68,843)	Oct 2015 - Dec 2015	Q3 FY16
CAD	(1,326,000)	1.25 per USD	1.25 per USD	$(4,595)	Jan 2016 - Mar 2016	Q4 FY16
MXN	(12,750,000)	12.99 per USD	13.27 per USD	$(118,655)	Feb 2015 - Apr 2015	Q1 FY16
MXN	(40,240,000)	13.07 per USD	13.36 per USD	$(360,073)	May 2015 - Jul 2015	Q2 FY16
MXN	(42,679,000)	13.63 per USD	13.90 per USD	$(274,061)	Aug 2015 - Oct 2015	Q3 FY16
MXN	(45,630,000)	14.46 per USD	14.76 per USD	$(125,057)	Nov 2015 - Jan 2016	Q4 FY16
MXN	(14,299,000)	14.93 per USD	15.29 per USD	$(11,117)	Feb 2016 - Apr 2016	Q1 FY17
AUD	1,835,000	0.938	0.919	$259,896	Jan 2015 - Mar 2015	Q1 FY16
AUD	2,634,000	0.911	0.891	$304,346	Apr 2015 - Jun 2015	Q2 FY16
AUD	2,700,000	0.849	0.830	$156,488	Jul 2015 - Sep 2015	Q3 FY16
AUD	2,559,000	0.792	0.777	$24,312	Oct 2015 - Dec 2015	Q4 FY16
				$7,079,799
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $7.8 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $8.1 million decrease in the fair value of the forward contracts.

Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our Credit Facilities for the fiscal year ended March 28, 2015 was $429.4 million with an interest rate of 1.563% based on prevailing Adjusted LIBOR rates. An increase of 100 basis points in Adjusted LIBOR rates would result in additional annual interest expense of $4.3 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Haemonetics Corporation

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 28, 2015 and March 29, 2014, and the related consolidated statements of income, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 28, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at March 28, 2015 and March 29, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation and subsidiaries' internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2015 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
May 22, 2015

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013

Net revenues	$910,373	$938,509	$891,990
Cost of goods sold	475,955	470,144	463,859
Gross profit	434,418	468,365	428,131
Operating expenses:
Research and development	54,187	54,200	44,394
Selling, general and administrative	334,250	366,022	323,053
Asset write-down	5,441	1,711	4,247
Total operating expenses	393,878	421,933	371,694
Operating income	40,540	46,432	56,437
Other (expense) income, net	(9,375)	(10,031)	(6,540)
Income before provision for income taxes	31,165	36,401	49,897
Provision for income taxes	14,268	1,253	11,097
Net income	$16,897	$35,148	$38,800

Net income per share - basic	$0.33	$0.68	$0.76
Net income per share - diluted	$0.32	$0.67	$0.74

Weighted average shares outstanding
Basic	51,533	51,611	51,349
Diluted	52,089	52,377	52,259
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013

Net income	$16,897	$35,148	$38,800

Other comprehensive loss:
Impact of defined benefit plans, net of tax	(4,331)	481	(820)
Foreign currency translation adjustment	(23,710)	(935)	(4,705)
Unrealized gain on cash flow hedges, net of tax	11,371	5,001	4,594
Reclassifications into earnings of cash flow hedge gains, net of tax	(6,464)	(8,570)	(2,746)
Other comprehensive loss	(23,134)	(4,023)	(3,677)
Comprehensive (loss) income	$(6,237)	$31,125	$35,123

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 28, 2015	March 29, 2014

ASSETS
Current assets:
Cash and cash equivalents	$160,662	$192,469
Accounts receivable, less allowance of $1,749 at March 28, 2015 and $1,676 at March 29, 2014	145,827	164,603
Inventories, net	211,077	197,661
Deferred tax asset, net	12,608	14,144
Prepaid expenses and other current assets	40,103	54,099
Total current assets	570,277	622,976
Property, plant and equipment, net	321,948	271,437
Intangible assets, net	244,588	271,159
Goodwill	334,310	336,768
Deferred tax asset, long term	3,023	1,184
Other long-term assets	11,271	10,654
Total assets	$1,485,417	$1,514,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$21,522	$45,630
Accounts payable	48,425	53,562
Accrued payroll and related costs	51,115	54,913
Accrued taxes	3,819	3,113
Other current liabilities	64,211	59,710
Total current liabilities	189,092	216,928
Long-term debt, net of current maturities	406,369	392,057
Long-term deferred tax liability	32,097	29,664
Other long-term liabilities	31,737	37,641
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,670,969 shares at March 28, 2015 and 52,041,189 shares at March 29, 2014	517	520
Additional paid-in capital	426,964	402,611
Retained earnings	420,365	433,347
Accumulated other comprehensive (loss) income	(21,724)	1,410
Total stockholders’ equity	826,122	837,888
Total liabilities and stockholders’ equity	$1,485,417	$1,514,178

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Earnings	Income/(Loss)	Equity
Balance, March 31, 2012	50,604	$506	$322,232	$400,783	$9,110	$732,631
Employee stock purchase plan	151	1	4,141	—	—	4,142
Exercise of stock options and related tax benefit	1,398	14	35,801	—	—	35,815
Stock-based compensation adjustment related to acquisition	—	—	504	—	—	504
Shares repurchased	(1,236)	(12)	(8,607)	(41,384)	—	(50,003)
Issuance of restricted stock, net of cancellations	115	1	—	—	—	1
Stock compensation expense	—	—	10,969	—	—	10,969
Net income	—	—	—	38,800	—	38,800
Other comprehensive loss	—	—	—	—	(3,677)	(3,677)
Balance, March 30, 2013	51,032	$510	$365,040	$398,199	$5,433	$769,182
Employee stock purchase plan	161	2	5,227	—	—	5,229
Exercise of stock options and related tax benefit	740	7	19,263	—	—	19,270
Issuance of restricted stock, net of cancellations	108	1	—	—	—	1
Stock compensation expense	—	—	13,081	—	—	13,081
Net income	—	—	—	35,148	—	35,148
Other comprehensive loss	—	—	—	—	(4,023)	(4,023)
Balance, March 29, 2014	52,041	$520	$402,611	$433,347	$1,410	$837,888
Employee stock purchase plan	183	2	4,761	—	—	4,763
Exercise of stock options and related tax benefit	500	5	14,640	—	—	14,645
Shares repurchased	(1,174)	(11)	(9,143)	(29,879)	—	(39,033)
Issuance of restricted stock, net of cancellations	121	1	—	—	—	1
Stock compensation expense	—	—	14,095	—	—	14,095
Net income	—	—	—	16,897	—	16,897
Other comprehensive loss	—	—	—	—	(23,134)	(23,134)
Balance, March 28, 2015	51,671	$517	$426,964	$420,365	$(21,724)	$826,122
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 28, 2015	March 29, 2014	March 30, 2013
Cash Flows from Operating Activities:
Net income	$16,897	$35,148	$38,800
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	86,053	81,740	65,481
Amortization of financing costs	1,013	1,505	1,139
Stock compensation expense	14,095	13,081	10,969
Deferred tax expense	4,230	(202)	589
Purchased in process research and development	—	3,569	—
Loss on sale of property, plant and equipment	42	293	351
Unrealized (gain)/loss from hedging activities	1,558	(128)	700
Changes in fair value of contingent consideration	(2,918)	45	—
Asset write-down	5,877	2,587	4,247
Change in operating assets and liabilities:
Decrease/(increase) in accounts receivable, net	8,835	6,154	(38,080)
Increase in inventories	(16,932)	(12,684)	(18,685)
(Increase)/decrease in prepaid income taxes	10,662	1,175	(4,025)
Decrease/(increase) in other assets and other long-term liabilities	(8,013)	3,176	(6,187)
Tax benefit of exercise of stock options	3,786	1,649	4,194
Increase in accounts payable and accrued expenses	1,993	2,416	25,581
Net cash provided by operating activities	127,178	139,524	85,074
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(122,220)	(73,648)	(62,188)
Proceeds from sale of property, plant and equipment	452	488	1,968
Acquisition of Whole Blood Business	—	—	(535,175)
Acquisition of Hemerus	—	(23,124)	(1,000)
Other acquisitions	—	(9,546)	—
Net cash used in investing activities	(121,768)	(105,830)	(596,395)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(1,048)	(964)	(886)
Net (decrease)/increase in short-term loans	843	(5,521)	7,446
Term loan borrowings	—	—	475,000
Repayment of term loan borrowings	(8,531)	(37,063)	—
Debt issuance costs	(1,013)	—	(5,467)
Proceeds from employee stock purchase plan	4,763	5,229	4,142
Proceeds from exercise of stock options	9,290	15,224	27,517
Excess tax benefit on exercise of stock options	1,569	2,395	4,101
Share repurchase	(39,033)	—	(50,000)
Net cash (used in)/provided by financing activities	(33,160)	(20,700)	461,853
Effect of exchange rates on cash and cash equivalents	(4,057)	355	(273)
Net Increase/(Decrease) in Cash and Cash Equivalents	(31,807)	13,349	(49,741)
Cash and Cash Equivalents at Beginning of Year	192,469	179,120	228,861
Cash and Cash Equivalents at End of Year	$160,662	$192,469	$179,120
Non-cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$7,458	$10,584	$21,677
Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,497	$8,942	$5,910
Income taxes paid	$11,211	$7,261	$13,178
The accompanying notes are an integral part of these consolidated financial statements

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Haemonetics is a global healthcare company dedicated to providing innovative blood management solutions for our customers — plasma collectors, blood collectors, and hospitals. Anchored by our strong brand name in medical device systems for the transfusion industry, we also provide information technology platforms and value added services to provide customers with business solutions which support improved care for patients and efficiency in the blood supply chain.
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

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated, and there were no material items that arose after the balance sheet date but prior to the issuance of the financial statements that would be considered recognized subsequent events.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2015, 2014 and 2013 each includes 52 weeks with each quarter having 13 weeks.
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

Product Revenues

Product sales consist of the sale of our disposable blood component collection and processing sets and the related equipment. On product sales to end customers, revenue is recognized when both the title and risk of loss have transferred to the customer as determined by the shipping terms and all obligations have been completed. For product sales to distributors, we recognize revenue for both equipment and disposables upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Payments from distributors are not contingent upon resale of the product.

Software Revenues

Our software solutions business provides support to our plasma, blood collection and hospital customers. We provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories, and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. For hospitals, we provide solutions to help improve patient safety, reduce cost and ensure compliance.
Our software solutions revenues also include revenue from software sales which includes per collection or monthly subscription fees for the license and support of the software as well as hosting services. A significant portion of our software

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are also required to pay a medical device excise tax relating to U.S. sales of Class I, II and III medical devices. This excise tax went into effect January 1, 2013, established as part of the March 2010 U.S. healthcare reform legislation, and has been included in selling, general and administrative expenses.
Translation of Foreign Currencies
All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses, including those resulting from inter-company transactions, are charged directly to earnings and included in other (expense) income, net on the consolidated statements of income. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive income on the consolidated balance sheet.
Cash and Cash Equivalents
Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 28, 2015, our cash and cash equivalents consisted of investments in United States Government Agency and institutional money market funds.
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

Our installed base of devices includes devices owned by us and devices sold to the customer. The asset on our balance sheet classified as Haemonetics equipment consists of medical devices installed at customer sites but owned by Haemonetics. Generally the customer has the right to use it for a period of time as long as they meet the conditions we have established, which among other things, generally include one or more of the following:

•	Purchase and consumption of a certain level of disposable products

•	Payment of monthly rental fees

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Consistent with the impairment tests noted below for other intangible assets subject to amortization, we review Haemonetics equipment and their related useful lives at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews we estimate the future amount and timing of demand for disposables used with these devices, from which we generate revenues. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results.
Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Maintenance and repairs are generally expensed to operations as incurred. When the repair or maintenance costs significantly extend the life of the asset, these costs may be capitalized. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the statements of income.
Goodwill and Intangible Assets
Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over their estimated useful life. Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. We amortize our other intangible assets over their estimated useful lives.
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
Prior to fiscal 2014, we determined we operated a single operating segment, blood management solutions, based on our chief operating decision maker ("CODM") primarily using consolidated results to make operating and strategic decisions. Our reporting units for purposes of assessing goodwill impairment prior to fiscal 2014 were medical devices and software. During fiscal 2014, our CODM utilized financial results by operating units organized primarily on geography to make operating and strategic decisions due to changes in the composition in the executive staff reporting to the CODM. Based on these changes we determined the five operating units represent operating segments as defined under ASC 280 - Segment Reporting. Following this change, we determined our reporting units for purposes of assessing goodwill impairment by identifying our operating segments and assessing whether segment management regularly reviews the operating results of any components. Through this process, we concluded that our reporting units were the same as our operating segments, which are the following operating units organized based primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia-Pacific and Japan. During fiscal 2014, goodwill was reallocated from the medical device and software reporting units to the new reporting units based on a relative fair value basis. For fiscal 2015, there were no changes to operating segments or reporting units for purposes of assessing goodwill impairment.
ASC 350, Intangibles - Goodwill and Other defines the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The quantitative test is based on a discounted cash flow analysis or other valuation techniques, such as the market approach, for each reporting unit. The fair values of our reporting units in fiscal 2013 were determined using the income approach. Under the income approach, the fair

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of a reporting unit is based on the present value of future cash flows using appropriate discount rates, growth rates, operating margins and future market conditions amongst others. We changed our valuation approach to assessing goodwill impairment in fiscal 2014 in connection with the change in reporting units. In fiscal 2015 and 2014, we determined the fair value of our reporting units based on the market approach. We utilized the market approach as we determined relevant comparable information was available, and accordingly such method was an appropriate alternative to the income method. Under the market approach, we estimate the fair value of our reporting units based on a combination of, a) market multiples of projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and b) market multiples of projected net revenues for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples, such as recent divestitures/acquisitions, facts and circumstances surrounding the market and growth rates. Management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other data. EBITDA and revenue multiples can also be significantly impacted by future growth opportunities for the reporting unit as well as for the company itself, general market and geographic sentiment, and pending or recently completed merger transactions.
These tests showed no evidence of impairment to our goodwill for fiscal 2015, 2014 or 2013 and demonstrated that the fair value of each reporting unit exceeded the reporting unit’s carrying value in each period. During March 2014, circumstances arose that indicated a potential impairment. We performed an interim impairment test and noted that the fair value of our reporting units still exceeded their carrying values.
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
Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed
ASC Topic 985-20, Software, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers, at which point capitalized costs are amortized over their estimated useful life of five to 10 years. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Liabilities
Other liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 28, 2015	March 29, 2014
VAT liabilities	$4,205	$7,114
Forward contracts	2,657	1,255
Deferred revenue	22,362	24,777
All other	34,987	26,564
Total	$64,211	$59,710

Research and Development Expenses
All research and development costs are expensed as incurred.
Advertising Costs
All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $4.5 million, $3.6 million, and $4.6 million for 2015, 2014 and 2013, respectively.
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
We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed which we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made. Tax reserves are reversed when the statute of limitations expires or the matter is considered effectively settled.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other (expense) income, net in our consolidated statements of income, depending on the nature of the underlying hedged transactions, when the underlying hedged transaction affects earnings. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. We recorded foreign currency losses of $1.1 million, $0.5 million, and $0.8 million in fiscal 2015, 2014 and 2013, respectively.

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
Stock-Based Compensation
To calculate the grant-date fair value of our stock options we use the Black-Scholes option-pricing model and for performance share units and market stock units we use Monte Carlo Simulation models.
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
In certain acquisitions, we have earn-out arrangements or contingent consideration to provide potential future payments to the seller for achieving certain agreed-upon targets. We record the contingent consideration at its fair value at the acquisition date. Generally, we have entered into arrangements with contingent consideration that require payments in cash. As such, we periodically revalue the contingent consideration obligations associated with certain acquisitions to their current fair value and record the change in the fair value as contingent consideration income or expense within selling, general and administrative expense. These changes are recorded in selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates, and changes in assumed probability with respect to regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration income or expense we record in any given period.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2015 and 2014, no one customer accounted for more than 10% of our revenues. Sales to one unaffiliated Japanese customer, the Japanese Red Cross Society, amounted to $90.1 million for fiscal 2013.

Certain other markets and industries can expose us to concentrations of credit risk. For example, in our plasma business, our sales are concentrated with several large customers. As a result, our accounts receivable extended to any one of these bio-pharmaceutical customers can be significant at any point in time. Also, a portion of our trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. We have not incurred significant losses on government receivables. We continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
Standards to be Implemented
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for annual periods ending after December 15, 2015, and for annual periods and interim periods thereafter with early adoption permitted. Management does not believe that the adoption of ASU No. 2015-02 will have a material effect on our Financial Statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Management does not believe that the adoption of ASU No. 2015-03 will have a material effect on our Financial Statements.

In April 2015, the FASB issued ASU No. 2015-04, Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. ASU No. 2015-04 provides a practical expedient, for an entity with a fiscal year-end that does not coincide with a month-end, that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. ASU No. 2015-04 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The impact of adopting ASU No. 2015-04 on our Financial Statements is being assessed by management.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU No. 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU No. 2015-05 is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The impact of adopting ASU No. 2015-05 on our Financial Statements is being assessed by management.

3. ACQUISITIONS
Acquisitions were completed in fiscal 2014 and fiscal 2013. We did not complete any acquisitions in fiscal 2015.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final purchase price allocation is as follows:

Asset class	Amounts recognized as of March 29, 2014
Acquired technology	$22,800
Trade name	1,900
Customer relationship	600
Goodwill	6,425
Total	$31,725

The fair value of the acquired assets and liabilities are reflected in the Consolidated Balance Sheets. The acquired assets are amortized over the estimate of their useful lives on a straight-line basis. We recorded $2.5 million and $2.3 million in amortization expense relating to the acquired intangible assets for the fiscal years ended March 28, 2015 and March 29, 2014, respectively.

Goodwill represents the excess of the purchase price over the fair value of the net assets. Goodwill of $6.4 million primarily represents future economic benefits expected to arise from the work force and synergies expected to be gained from the integration of SOLX into our whole blood products. Prior to the acquisition, we had not conducted any business with Hemerus.

Contingent consideration

As described above, we will pay the sellers of the Hemerus assets up to $14.0 million based on future sales of SOLX. We recognized a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We revalue this liability each reporting period and record necessary changes in the fair value in our consolidated statements of income. As of March 28, 2015, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay related to future SOLX sales is $14.0 million. Additionally, we will pay $3.0 million upon FDA approval of the SOLX solution for 24 hour storage of whole blood prior to processing. The carrying value of this liability is $4.7 million as of March 28, 2015.

Contingent consideration liabilities are measured at fair value using projected revenues, discount rates, probabilities of payment and projected payment dates. This Level 3 fair value measurement was performed using a probability-weighted discounted cash flow analysis over a ten year period.

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or likelihood of earning revenue. Projected revenues are based on our most recent internal forecast and analysis.

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

At the closing of the transaction, we paid a total consideration of $535.2 million in cash and $0.5 million in shares following resolution of post-closing adjustments for working capital and historical earnings levels. We anticipate paying an additional $15.0 million upon replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by 2018. Until that time, Pall will manufacture and sell filter media to Haemonetics under a supply agreement.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The fair value of the acquired assets and liabilities are reflected in the Consolidated Balance Sheets. The $188.5 million of acquired intangible assets was allocated to acquired technology and customer relationships at fair values of $61.0 million and $127.5 million, respectively. The acquired intangible assets were initially amortized over their estimated useful lives of 12 years on a straight-line basis. We adopted the straight-line amortization of 12 years as it best reflected the pattern of benefits. As of March 29, 2014, the remaining estimated useful life of the customer relationship assets was adjusted to 8 years to better reflect its current pattern of benefits. We recorded $18.8 million, $15.7 million and $10.5 million in amortization expense relating to the acquired intangible assets for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively.
Goodwill represents the excess of the purchase price over the fair value of the net assets. Goodwill of $216.9 million represents future economic benefits expected to arise from work force at the various plants and locations and significant technological know-how in filter manufacturing. All of the goodwill is deductible for tax purposes.
Revenue for the acquired whole blood business included in our operating results was $143.9 million in fiscal 2015, $190.7 million in fiscal 2014 and $138.4 million in fiscal 2013.
The following represents the pro forma consolidated statements of income for the fiscal year ended March 30, 2013, as if the acquisition had been included in our consolidated results as beginning April 1, 2012:

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

(In thousands)	March 28, 2015	March 29, 2014
Warranty accrual as of the beginning of the year	$590	$673
Warranty provision	1,199	1,340
Warranty spending	(1,258)	(1,423)
Warranty accrual as of the end of the year	$531	$590
5. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	March 28, 2015	March 29, 2014
Raw materials	$71,794	$72,508
Work-in-process	12,462	7,383
Finished goods	126,821	117,770
Total Inventory	$211,077	$197,661
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for fiscal 2015 and 2014 are as follows:

(In thousands)
Carrying amount as of March 30, 2013	$330,474
Hemerus acquisition	6,425
Effects of change in foreign currency exchange rates	(131)
Carrying amount as of March 29, 2014	$336,768
Effects of change in foreign currency exchange rates	(2,458)
Carrying amount as of March 28, 2015	$334,310

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are 2 to 19 years. The gross carrying amount of intangible assets and the related accumulated amortization as of March 28, 2015 and March 29, 2014 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
				(In years)
As of March 28, 2015
Patents	$10,473	$7,373	$3,100	9
Capitalized software	39,690	5,654	34,036	7
Other developed technology	124,573	46,474	78,099	12
Customer contracts and related relationships	195,985	70,440	125,545	10
Trade names	7,042	3,234	3,808	11
Total intangibles	$377,763	$133,175	$244,588	10

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
				(In years)
As of March 29, 2014
Patents	$9,543	$7,039	$2,504	9
Capitalized software	31,750	2,414	29,336	4
Other developed technology	123,525	36,632	86,893	12
Customer contracts and related relationships	200,694	52,741	147,953	12
Trade names	7,341	2,868	4,473	11
Total intangibles	$372,853	$101,694	$271,159	11
The changes to the net carrying value of our intangible assets from March 29, 2014 to March 28, 2015 reflect investment in capitalized software and other less significant intangible assets, amortization expense and the effect of exchange rate changes in the translation of our intangible assets held by our international subsidiaries.
Aggregate amortization expense for amortized intangible assets for fiscal year 2015, 2014, and 2013 was $33.5 million, $29.2 million, and $22.1 million, respectively. Future annual amortization expense on intangible assets is estimated to be as follows:

Fiscal Year	Amount (in thousands)
2016	$33,752
2017	$32,998
2018	$32,165
2019	$30,470
2020 and thereafter	$104,544

7. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the fiscal year ended March 28, 2015, approximately 45.6% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize foreign currency

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Australian Dollar, British Pound Sterling, Canadian Dollar and the Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of March 28, 2015 and March 29, 2014 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income in the Statement of Stockholders’ Equity until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $145.8 million as of March 28, 2015 and $157.9 million as of March 29, 2014.
During fiscal 2015, we recognized net gains of $6.5 million in earnings on our cash flow hedges, compared to recognized net gains of $8.6 million and $2.7 million during fiscal 2014 and 2013, respectively. For the fiscal year ended March 28, 2015, $12.2 million of gains, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $3.7 million, net of tax, for the fiscal year ended March 29, 2014 and net gains of $5.1 million, net of tax, for the fiscal year ended March 30, 2013. At March 28, 2015, gains of $12.2 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of March 28, 2015 mature within twelve months.
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $45.8 million as of March 28, 2015 and $72.9 million as of March 29, 2014.
Interest Rate Swaps

On August 1, 2012, we entered into a Credit Agreement which provided for a $475.0 million term loan (“Term Loan”). Under the terms of this Credit Agreement, the Company may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, the Company has chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement also allow us to borrow in multiple tranches. As of March 28, 2015, we have four tranches outstanding.

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
On December 21, 2012, we entered into two interest rate swap agreements ("the swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional value of $250.0 million of debt. The interest rate swaps mature on August 1, 2017. The Company designated the interest rate swaps as a cash flow hedge of variable interest rate risk associated with $250.0 million of indebtedness. For the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, $0.9 million of losses, $1.3 million of gains and $0.8 million of losses, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income for the fiscal year ended March 28, 2015.

Derivative Instruments	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Amount of Gain/(Loss) Reclassified from OCI into Earnings (Effective Portion)	Location in Statement of Operations	Amount of Gain/(Loss) Excluded from Effectiveness Testing (*)	Location in Statement of Operations
(In thousands)
Designated foreign currency hedge contracts, net of tax	$12,249	$6,464	Net revenues, COGS, and SG&A	$(170)	Other income (expense), net
Non-designated foreign currency hedge contracts	—	—		$7,510	Other income (expense)
Designated interest rate swaps, net of tax	$(878)	$—	Interest income (expense), net	$—

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of March 28, 2015 or March 29, 2014. As of March 28, 2015, the amount recognized as a deferred tax liability for designated foreign currency hedges was $0.8 million and the amount recognized as a deferred tax asset for interest rate swap hedges was $0.1 million.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 28, 2015, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of March 28, 2015 and March 29, 2014 by type of contract and whether it is a qualifying hedge under ASC Topic 815.

(In thousands)	Location in Balance Sheet	Balance as of March 28, 2015	Balance as of March 29, 2014
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$9,740	$2,574
Designated interest rate swaps	Other current assets	—	1,250
		$9,740	$3,824
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$2,499	$1,255
Designated interest rate swaps	Other current liabilities	159	—
		$2,658	$1,255

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the fiscal years ended March 28, 2015 and March 29, 2014, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 28, 2015 and March 29, 2014:

As of March 28, 2015	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Assets
Money market funds	$119,946	$—	$—	$119,946
Foreign currency hedge contracts	—	9,740	—	9,740
	$119,946	$9,740	$—	$129,686
Liabilities
Foreign currency hedge contracts	$—	$2,499	$—	$2,499
Interest rate swap	—	159	—	159
Contingent consideration	—	—	4,727	4,727
	$—	$2,658	$4,727	$7,385

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 29, 2014	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Assets
Money market funds	$135,378	$—	$—	$135,378
Forward currency hedge contracts	—	2,574	—	2,574
Interest rate swap	—	1,250	—	1,250
	$135,378	$3,824	$—	$139,202
Liabilities
Forward currency hedge contracts	$—	$1,255	$—	$1,255
Contingent consideration	—	—	7,645	7,645
	$—	$1,255	$7,645	$8,900
For the fiscal years ended March 28, 2015 and March 29, 2014, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above tables.
Contingent consideration
Hemerus
A description of the methods used to determine the fair value of the Level 3 liabilities is included within Note 3, Acquisitions. The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the year ended March 28, 2015.

(In thousands)	Fair value measurements using significant unobservable inputs (Level 3)
Contingent consideration as of March 29, 2014	$7,645
Fair value adjustment	(2,918)
Ending balance	$4,727
The fair value adjustment to contingent consideration was a result of updated assumptions pertaining to timing and unit volumes.
Other Fair Value Disclosures
The Term Loan is carried at amortized cost and accounts receivable and accounts payable are also reported at their cost which approximates fair value.
8. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

(In thousands)	March 28, 2015	March 29, 2014
Term loan, net of financing fees	$426,814	$435,338
Real estate mortgage	851	1,906
Bank loans and other borrowings	226	443
Less current portion	(21,522)	(45,630)
Long-term debt	$406,369	$392,057

On August 1, 2012 in connection with the acquisition of the whole blood business, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million term loan and a $50.0 million

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At closing, we borrowed the Term Loan and used the proceeds to pay Pall for the acquisition of the assets described in Note 3. Interest for the Credit Facilities was based on Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of leverage ratios and customary credit terms which included financial and negative covenants. Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. The current margin of the Term Loan is 1.375% over Adjusted LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was approximately 2.0% as of March 28, 2015. The Term Loan or portions thereof may be prepaid at any time, or from time to time without penalty. Once repaid, such amount may not be re-borrowed.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million Revolving Credit Facility and establishes interest rates in the range of LIBOR plus 1.125% to 1.500% depending on certain conditions. At March 28, 2015, $379.4 million was outstanding under the Term Loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.5625%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of March 28, 2015.

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

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of March 28, 2015, we were in compliance with the covenants.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt issuance costs and interest

Expenses associated with the issuance of the Term Loan were capitalized and are amortized as additional interest expense over the five years using the effective interest method. In connection with the Term Loan, we initially recorded deferred financing costs of $5.5 million and we recorded additional deferred financing costs of $1.0 million in connection with the June 30, 2014 modification, of which $2.6 million remains as a debt discount. The debt discount is netted against the $429.4 million balance, resulting in a net note payable of $426.8 million. The debt discount will also be amortized as additional interest expense over the life of the term loan.

Interest expense was $8.5 million and $8.9 million for the fiscal years ended March 28, 2015 and March 29, 2014, respectively. Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets. As of March 28, 2015, accrued interest totaled $0.6 million.

Other Credit Facilities

The other debt as of March 28, 2015 includes the real estate mortgage loan of $0.9 million and short term bank borrowings of $0.2 million under operating lines of credit.
In December 2000, we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement requires principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. The Mortgage Agreement provides for interest to accrue on the unpaid principal balance at a rate of 8.41% per annum. Borrowings under the Mortgage Agreement, with a carrying value of approximately $0.9 million and $1.9 million as of March 28, 2015 and March 29, 2014, respectively, are secured by the land, building and building improvements at our headquarters and manufacturing facility in the U.S. There are no financial covenants in the terms and conditions of this agreement.

Maturity Profile

The maturity profile of all gross long-term debt, exclusive of debt discounts, as of March 28, 2015 is presented below:

Fiscal year (in thousands)	Mortgage Obligation	Credit Facilities	Bank loans and other borrowings	Total
2016	$851	$21,342	$144	$22,337
2017	—	42,683	65	42,748
2018	—	45,054	17	45,071
2019	—	151,763	—	151,763
2020	—	168,564	—	168,564
	$851	$429,406	$226	$430,483

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. INCOME TAXES
Domestic and foreign income before provision for income tax is as follows:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Domestic	$(17,265)	$(6,859)	$17,360
Foreign	48,430	43,260	32,537
Total	$31,165	$36,401	$49,897
The income tax provision contains the following components:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Current
Federal	$3,526	$(4,896)	$3,795
State	898	873	1,324
Foreign	5,614	5,478	5,389
Total current	$10,038	$1,455	$10,508
Deferred
Federal	1,227	(1,785)	1,644
State	3,215	207	(229)
Foreign	(212)	1,376	(826)
Total deferred	$4,230	$(202)	$589
Total	$14,268	$1,253	$11,097
Our subsidiary in Puerto Rico has been granted a fifteen year tax grant which expires in 2027. Our qualification for the tax grant is dependent on the continuation of our manufacturing activities in Puerto Rico. We benefit from a reduced tax rate on our earnings in Puerto Rico under the tax grant.
Our subsidiary in Switzerland operates as a principle company for direct federal tax purposes. Operating under this structure affords our Swiss subsidiary a reduced tax rate in Switzerland. Our Swiss subsidiary also operates under a 10 year tax holiday set to expire in 2018.
Tax affected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	March 28, 2015	March 29, 2014
Depreciation	$(23,733)	$(23,658)
Amortization	(24,038)	(18,618)
Inventory	6,189	7,371
Hedging	84	321
Accruals, reserves and other	15,927	10,368
Net operating loss carry-forward	5,392	1,507
Stock based compensation	10,652	8,757
Tax credit carry-forward, net	8,678	2,660
Gross deferred taxes	$(849)	$(11,292)
Less valuation allowance	(16,027)	(3,083)
Net deferred tax liability	$(16,876)	$(14,375)

The valuation allowance increased by $12.9 million during 2015, primarily due to recording a valuation allowance against domestic deferred tax assets that we have determined are not more-likely-than-not realizable. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sources of future taxable income. We have also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of March 28, 2015 includes deferred tax liabilities related to amortizable goodwill, which are indefinite lived and are not considered to be a source of taxable income. As of March 28, 2015, we maintain a valuation allowance against the portion of our U.S. net deferred tax assets that are not more-likely-than-not realizable and a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

At March 28, 2015, we have U.S. federal net operating loss carry-forwards of approximately $11.7 million, U.S. state net operating loss carry-forwards of $23.6 million, federal tax credit carry-forwards of $6.4 million and state tax credit carry-forwards of $4.0 million that are available to reduce future taxable income. A portion of the federal net operating losses are subject to an annual limitation due to the ownership change limitations set forth under Internal Revenue Code Sections 382. Certain of the aforementioned amounts have not been recognized because they relate to excess stock based compensation. At March 28, 2015, $1.5 million of the federal net operating loss carry-forwards, $4.0 million of the state net operating loss carry-forwards, none of the federal tax credit carry-forwards and none of the state tax credit carry-forwards relate to excess stock based compensation tax deductions for which the benefit will be recorded to additional paid-in capital when recognized. The federal and state net operating losses begin to expire in 2022 and 2019, respectively. The federal and state tax credits begin to expire in 2023 and 2025, respectively.

As of March 28, 2015, we have foreign net operating losses of approximately $6.6 million that are available to reduce future income. Substantially all of our foreign net operating loss carry-forwards have unlimited carryover periods.
Income taxes have not been provided on the undistributed earnings of foreign subsidiaries of approximately $300.2 million, because such earnings are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as our subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. We do not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.
The income tax provision from operations differs from tax provision computed at the 35.0% U.S. federal statutory income tax rate due to the following:

(In thousands)	March 28, 2015		March 29, 2014		March 30, 2013
Tax at federal statutory rate	$10,907	35.0%	$12,739	35.0%	$17,464	35.0%
Domestic manufacturing deduction	—	—%	—	—%	(504)	(1.0)%
Difference between U.S. and foreign tax	(6,929)	(22.2)%	(10,846)	(29.8)%	(5,584)	(11.2)%
State income taxes net of federal benefit	(818)	(2.6)%	(252)	(0.7)%	718	1.4%
Change in uncertain tax positions	(1,762)	(5.7)%	(1,678)	(4.6)%	(580)	(1.2)%
Intercompany loan deduction	—	—%	(2,185)	(6.0)%	—	—%
Non-deductible expenses	1,237	4.0%	1,035	2.8%	1,178	2.4%
Research credits	(1,000)	(3.2)%	(688)	(1.9)%	(799)	(1.6)%
Naked Credit	3,826	12.3%	—	—%	—	—%
Valuation allowance	8,524	27.4%	2,400	6.6%	—	—%
Other, net	283	0.8%	728	2.0%	(796)	(1.6)%
Income tax provision	$14,268	45.8%	$1,253	3.4%	$11,097	22.2%
Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 28, 2015, we had $7.1 million of unrecognized tax benefits, of which $2.0 million would impact the effective tax rate, if recognized. As of March 29, 2014, we had $5.6 million of unrecognized tax benefits, all of which would impact the effective tax rate, if recognized. At March 30, 2013, we had $6.9 million of unrecognized tax benefits, of which $6.7 million would impact the effective tax rate, if recognized.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended March 28, 2015 our unrecognized tax benefits were increased by $1.5 million due primarily to tax reserve increases for prior year additions, partially offset by the release of certain previously established reserves in connection with the closure of tax statutes of limitations.
The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Beginning Balance	$5,604	$6,930	$6,885
Additions based upon positions related to the current year	—	—	1,192
Additions for tax positions of prior years	3,234	990	18
Settlements with taxing authorities	(338)	—	(80)
Closure of statute of limitations	(1,430)	(2,316)	(1,085)
Ending Balance	$7,070	$5,604	$6,930
As of March 28, 2015 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.9 million in the next twelve months, as a result of closure of various statutes of limitations.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.7 million and $0.8 million of gross interest and penalties were accrued at March 28, 2015 and March 29, 2014, respectively and is not included in the amounts above. There was a benefit included in tax expense of $0.3 million, zero and $0.1 million for the periods ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively.

We conduct business globally and, as a result, file consolidated and separate Federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With a few exceptions overseas, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2012.
10. COMMITMENTS AND CONTINGENCIES
We lease facilities and certain equipment under operating leases expiring at various dates through fiscal 2028. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.
Approximate future basic rental commitments under operating leases as of March 28, 2015 are as follows (in thousands):

Fiscal Year Ending
(In thousands)
2016	$6,797
2017	4,780
2018	3,758
2019	2,427
2020 and thereafter	11,585
$29,347
Rent expense in fiscal 2015, 2014, and 2013 was $6.3 million, $7.7 million and $7.0 million, respectively. Some of the Company's operating leases include renewal provisions, escalation clauses and options to purchase the facilities that we lease.
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Italian Employment Litigation
Our Italian manufacturing subsidiary is party to several actions initiated by employees of the facility in Ascoli-Piceno, Italy where we have ceased manufacturing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into and out of the working clothes at the beginning and end of each shift.
In addition, a union represented in the Ascoli plant has filed an action claiming that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.
Finally, we have been added as defendants on claims filed against Pall Corporation prior to our acquisition of the plant in August 2012. These claims relate to agreements to "freeze" benefit allowances for a certain period in exchange for Pall's commitments on hiring and plant investment.
As of March 28, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.7 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We may receive other similar claims in the future.
11. CAPITAL STOCK
Stock Plans
The 2005 Long-Term Incentive Compensation Plan (the “2005 Incentive Compensation Plan”) permits the award of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of three independent members of our Board of Directors.
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
Each award has different terms under the 2005 Incentive Compensation Plan. Options, Restricted Stock Awards and Restricted Stock Units become exercisable, or in the case of restricted stock, the resale restrictions are released in a manner determined by the Committee, generally over a four year period for employees and one year from grant for non-employee directors, and all options expire not more than 7 years from the date of the grant. The exercise price for options granted under the 2005 Incentive Compensation Plan is determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Holders of market stock units are eligible to receive a share of Haemonetics’ stock for each market stock unit based on the performance of the stock through March 31, 2017. If our stock is below a minimum threshold price of $50 per share during the relevant measurement period, the holders receive no market share units. If the stock achieves certain price levels, the holders are eligible to receive up to three times the “target” amount of market share units. As a result, we may issue up to 863,046 shares at a stock price of $85 per share or higher in connection with these grants.
At March 28, 2015, there were outstanding options to purchase 3,761,666 shares, 357,547 shares of restricted stock outstanding and 287,682 market stock units outstanding under this plan and 999,243 shares available for future grant.
The Company had a long-term incentive stock option plan and a non-qualified stock option plan, (the “2000 Long-term Incentive Plan”) which permitted the issuance of a maximum of 7,000,000 shares of our common stock pursuant to incentive and non-qualified stock options granted to key employees, officers and directors. The plan was terminated in connection with the adoption of the 2005 Incentive Compensation Plan. The remaining 55,750 options outstanding under this plan were exercised in fiscal 2015 and no further options will be granted under this plan.

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
The Purchase Plan provides for two “purchase periods” within each of our fiscal years, the first commencing on November 1 of each year and continuing through April 30 of the next calendar year, and the second commencing on May 1 of each year and continuing through October 31 of such year. Shares are purchased through an accumulation of payroll deductions (of not less than 2% or more than 15% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee’s account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.
Stock-based compensation expense of $14.1 million, $13.1 million, and $11.0 million was recognized under ASC Topic 718, Compensation — Stock Compensation, for the fiscal year ended March 28, 2015, March 29, 2014, and March 30, 2013, respectively. The related income tax benefit recognized was $4.5 million, $4.3 million, and $3.5 million for the fiscal year ended March 28, 2015, March 29, 2014, and March 30, 2013, respectively. We recognize stock-based compensation on a straight line basis.
ASC Topic 718 requires that cash flows relating to the benefits of tax deductions in excess of stock compensation cost recognized be reported as a financing cash flow, rather than as an operating cash flow. This excess tax benefit was $1.6 million, $2.4 million, and $4.1 million for the fiscal year ended March 28, 2015, March 29, 2014, and March 30, 2013, respectively.
Stock Options
A summary of stock option activity for the fiscal year ended March 28, 2015 is as follows:

	Options Outstanding (shares)	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at March 29, 2014	3,834,372	$32.93	4.19	$9,436
Granted	592,024	34.87
Exercised	(500,103)	26.14
Forfeited	(164,627)	38.13
Outstanding at March 28, 2015	3,761,666	$33.90	4.02	$37,067

Exercisable at March 28, 2015	2,281,022	$31.57	2.92	$27,826

Vested or expected to vest at March 28, 2015	3,596,493	$33.73	3.93	$36,066
The total intrinsic value of options exercised was $5.6 million, $11.7 million, and $20.9 million during fiscal 2015, 2014, and 2013, respectively.
As of March 28, 2015, there was $9.2 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.37 years.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions utilized for option grants during the periods presented are as follows:

	March 28, 2015	March 29, 2014	March 30, 2013
Volatility	22.5%	24.8%	26.4%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	1.5%	1.3%	0.8%
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of options to purchase one share granted during 2015, 2014, and 2013 was approximately $7.91, $10.15, and $9.76, respectively.
We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8% to all unvested stock options as of March 28, 2015 and March 29, 2014, which represents the portion that we expect will be forfeited each year over the vesting period.
Employee Stock Purchase Plan
The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	March 28, 2015	March 29, 2014	March 30, 2013
Volatility	23.7%	22.9%	24.9%
Expected life (months)	6	6	6
Risk-free interest rate	0.1%	0.1%	0.2%
Dividend Yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $7.09, $8.25, and $8.50 during fiscal 2015, 2014, and 2013, respectively.
Performance Stock Units, Restricted Stock Units and Market Stock Units
On October 22, 2014, the Company issued a new type of equity award under its 2005 Incentive Compensation Plan, Performance Share Units, with a target award level of 129,130 shares for 14 senior executives.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value, potential shares to be awarded, recognized compensation expense and future compensation expense to be recognized, including estimated forfeitures, for Performance Share Unit awards are as follows:

		For Year Ended March 28, 2015
Performance Period	Award Fair Value as of October 22, 2014	Recognized Compensation Expense	Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
	(Per share)	(In thousands)	(In thousands)
Oct 1, 2014 - Sept 30, 2017	$35.09	$662	$3,869	—	129,130	258,260
As of March 28, 2015, there were 287,682 market stock units outstanding. We determined the fair value of each market stock unit to be $37.42, utilizing a Monte Carlo simulation model based on an expected term of 3.7 years, a risk free rate of 0.9%, volatility of 20% and no dividends. The grant date fair value of these awards totaled $11.2 million and will be expensed evenly over the 3.7 year period through the cliff-vesting date of March 31, 2017.
As of March 28, 2015, there was $13.2 million of total unrecognized compensation cost related to non-vested restricted stock units and market stock units. This cost is expected to be recognized over a weighted average period of 2.37 years.
A summary of performance stock units, restricted stock units and market stock units activity for the fiscal year ended March 28, 2015 is as follows:

	Shares	Weighted Average Market Value at Grant Date
Unvested at March 29, 2014	599,673	$37.70
Awarded	351,666	$35.18
Released	(110,048)	$36.65
Forfeited	(66,932)	$37.83
Unvested at March 28, 2015	774,359	$36.70

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

(In thousands, except per share amounts)	March 28, 2015	March 29, 2014	March 30, 2013
Basic EPS
Net income	$16,897	$35,148	$38,800
Weighted average shares	51,533	51,611	51,349
Basic income per share	$0.33	$0.68	$0.76
Diluted EPS
Net income	$16,897	$35,148	$38,800
Basic weighted average shares	51,533	51,611	51,349
Net effect of common stock equivalents	556	766	910
Diluted weighted average shares	52,089	52,377	52,259
Diluted income per share	$0.32	$0.67	$0.74
Weighted average shares outstanding, assuming dilution, excludes the impact of 1.6 million, 1.1 million and 0.5 million stock options for fiscal years 2015, 2014 and 2013, respectively, because these securities were anti-dilutive during the noted periods.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. PROPERTY, PLANT AND EQUIPMENT
Property and equipment consisted of the following:

(In thousands)	March 28, 2015	March 29, 2014
Land	$9,468	$7,168
Building and building improvements	118,384	83,439
Plant equipment and machinery	220,793	236,539
Office equipment and information technology	118,810	111,925
Haemonetics equipment	264,307	262,784
Total	731,762	701,855
Less: accumulated depreciation and amortization	(409,814)	(430,418)
Property, plant and equipment, net	$321,948	$271,437
Depreciation expense was $52.6 million, $52.6 million, and $43.4 million for fiscal 2015, 2014, and 2013, respectively.
14. RETIREMENT PLANS
Defined Contribution Plans
We have a Savings Plus Plan that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $5.8 million in 2015, $6.2 million in 2014, and $4.9 million in 2013. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Savings Plan in fiscal 2015, 2014, or 2013.
Some of our subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $1.0 million, $0.8 million, and $2.4 million in fiscal 2015, 2014, and 2013, respectively.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of the our foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Service cost	$2,979	$3,351	$2,759
Interest cost on benefit obligation	686	623	639
Expected (return)/loss on plan assets	(449)	(435)	(413)
Actuarial loss/(gain)	107	88	196
Amortization of unrecognized prior service cost	(29)	182	(14)
Amortization of unrecognized transition obligation	45	47	48
Totals	$3,339	$3,856	$3,215

The activity under those defined benefit plans are as follows:

(In thousands)	March 28, 2015	March 29, 2014
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(32,621)	$(30,126)
Service cost	(2,979)	(3,351)
Interest cost	(686)	(623)
Benefits paid	4,902	4,474
Actuarial (loss)/gain	(6,883)	55
Employee and plan participants contribution	(2,978)	(2,963)
Plan Amendments	114	419
Foreign currency changes	564	(506)
Benefit obligation, end of year	$(40,567)	$(32,621)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$19,981	$19,577
Company contributions	2,112	2,241
Benefits paid	(4,621)	(4,641)
Gain/(Loss) on plan assets	506	100
Employee and plan participants contributions	2,851	3,087
Foreign currency changes	2,336	(383)
Fair value of Plan Assets, end of year	$23,165	$19,981
Funded Status	$(17,402)	$(12,640)
Unrecognized net actuarial loss/(gain)	11,096	5,899
Unrecognized initial obligation	64	94
Unrecognized prior service cost	(459)	(422)
Net amount recognized	$(6,701)	$(7,069)
One of the benefit plans is funded by benefit payments made by the Company. Accordingly that plan has no assets included in the information presented above. The total liability for this plan was $9.2 million and $7.4 million as of March 28, 2015 and March 29, 2014, respectively.
The accumulated benefit obligation for all plans was $34.9 million and $30.9 million for the fiscal year ended March 28, 2015 and March 29, 2014, respectively.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $40.6 million, $34.9 million and $23.2 million, respectively, as of

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 28, 2015 and $32.6 million, $30.9 million and $20.0 million, respectively, as of March 29, 2014. There were no plans where the plan assets were greater than the accumulated benefit obligation as of March 28, 2015 and March 29, 2014.
The components of the change recorded in our accumulated other comprehensive income related to our defined benefit plans, net of tax, are as follows (in thousands):

Balance, March 31, 2012	$(4,253)
Obligation at transition	556
Actuarial loss	(1,237)
Prior service cost	(139)
Balance as of March 30, 2013	$(5,073)
Obligation at transition	172
Actuarial loss	(129)
Prior service cost	438
Balance as of March 29, 2014	$(4,592)
Obligation at transition	(19)
Actuarial loss	(6,198)
Prior service cost	1,886
Balance as of March 28, 2015	$(8,923)
We expect to amortize $0.6 million from accumulated other comprehensive loss during 2016.
The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	March 28, 2015	March 29, 2014	March 30, 2013
Discount rate	0.93%	2.02%	1.97%
Rate of increased salary levels	1.65%	1.57%	1.42%
Expected long-term rate of return on assets	1.68%	1.94%	1.92%

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
ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of March 28, 2015. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 7, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.
Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at March 28, 2015. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows (in thousands):

Expected Benefit Payments
Fiscal Year 2016	$1,735
Fiscal Year 2017	$1,654
Fiscal Year 2018	$1,502
Fiscal Year 2019	$1,610
Fiscal Year 2020	$1,732
Fiscal Year 2021-2024	$7,493
The Company's contributions for fiscal 2016 are expected to be consistent with the current year.
15. SEGMENT INFORMATION

Segment Definition Criteria

We manage a global business which designs, manufactures and markets blood management solutions.  Our solutions are marketed through operating segments organized primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia Pacific and Japan.

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

The Company believes aggregating the operating segments noted above is consistent with the key principles of ASC 280, based on the determination that they are economically similar. The Company believes a single reportable segment is consistent with its basic organizational structure and believes aggregation is consistent with its primary basis for decision making and accordingly does not conflict with the basic principles of ASC 280.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from External Customers:

(In thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Disposable revenues
Plasma disposables	$319,190	$291,895	$268,900
Blood center disposables
Platelet	152,588	156,643	169,602
Red cell	42,700	42,378	49,733
Whole blood	143,905	190,698	138,436
	339,193	389,719	357,771
Hospital disposables
Surgical	62,540	66,876	73,508
OrthoPAT	20,316	25,042	30,230
Diagnostics	42,187	33,302	27,356
	125,043	125,220	131,094
Disposables revenue	783,426	806,834	757,765
Software solutions	72,185	70,441	69,952
Equipment & other	54,762	61,234	64,273
Total revenues	$910,373	$938,509	$891,990

Enterprise Wide Disclosures About Product and Services
Year Ended (in thousands)

March 28, 2015	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Net revenues	$494,788	$9,617	$504,405	$88,298	$102,095	$215,575	$910,373
Total Assets	$810,159	$240,610	$1,050,769	$41,621	$79,084	$313,943	$1,485,417
Long-Lived Assets	$532,187	$212,548	$744,735	$9,230	$46,857	$114,318	$915,140

March 29, 2014	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Net revenues	$500,719	$9,557	$510,276	$108,679	$94,762	$224,792	$938,509
Total Assets	$810,409	$225,998	$1,036,407	$53,207	$53,055	$371,509	$1,514,178
Long-Lived Assets	$519,396	$211,624	$731,020	$11,522	$17,269	$131,391	$891,202

March 30, 2013	United States	Other North America	Total North America	Japan	Other Asia	Total Europe	Total Consolidated
Net revenues	$454,874	$6,851	$461,725	$120,726	$84,860	$224,679	$891,990
Total Assets	$830,754	$225,849	$1,056,603	$44,189	$41,037	$320,088	$1,461,917
Long-Lived Assets	$503,606	$209,439	$713,045	$12,977	$8,076	$117,717	$851,815

The Long-Lived Assets reported above include Goodwill, Intangibles and Net Property, Plant and Equipment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. RESTRUCTURING

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

We estimate we will incur approximately $45.0 million of restructuring and restructuring related expense and spend approximately $27.0 million to complete these initiatives in fiscal 2016.

For the year ended March 28, 2015, we incurred $36.9 million of restructuring and restructuring related charges and paid approximately $42.3 million with approximately $13.3 million payable within the next twelve months. The substantial majority of restructuring expenses have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

The following summarizes the restructuring activity for the fiscal year ended March 28, 2015, March 29, 2014, and March 30, 2013, respectively:

(In thousands)	Balance at March 29, 2014	Cost Incurred	Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at March 28, 2015
Severance and other employee costs	$22,908	$19,879	$(26,394)	$—	$16,393
Other costs	728	15,362	(15,871)	—	219
Accelerated depreciation	—	1,326	—	(1,326)	—
Asset write-down	—	296	—	(296)	—
	$23,636	$36,863	$(42,265)	$(1,622)	$16,612

(In thousands)	Balance at March 30, 2013	Cost Incurred	Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at March 29, 2014
Severance and other employee costs	$3,089	$31,492	$(11,673)	$—	$22,908
Other costs	173	14,254	(13,699)	—	728
Accelerated depreciation	—	2,390	—	(2,390)	—
Asset write down	—	915	—	(915)	—
	$3,262	$49,051	$(25,372)	$(3,305)	$23,636

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Balance at March 31, 2012	Cost Incurred	Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at March 30, 2013
Severance and other employee costs	$1,461	$6,214	$(4,586)	$—	$3,089
Facility related costs	533	431	(791)	—	173
Asset write down	—	4,247	—	(4,247)	—
	$1,994	$10,892	$(5,377)	$(4,247)	$3,262

We deployed significant financial resources for these activities.  Many of the activities necessary to complete the VCC initiatives include severance and other costs which qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations.  We incurred $36.9 million in severance, asset write-offs and other restructuring charges in fiscal 2015. In addition, we also incurred $29.9 million of costs that do not constitute restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, integration and product line transfer teams, infrastructure related costs, accelerated depreciation and asset disposals.

The table below presents restructuring and transformation costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and other (expense) income, net in our statements of income and comprehensive income for the periods presented. In fiscal 2015 and 2014, Transformation Costs were primarily related to our VCC initiatives. In fiscal 2013, the majority of our Transformation Costs were related to the integration of the whole blood acquisition.

Transformation costs
(in thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Integration and other costs	$24,061	$30,701	$60,878
Accelerated depreciation	930	4,203	687
Asset disposal	4,925	796	—
Total	$29,916	$35,700	$61,565

Restructuring costs
(in thousands)	March 28, 2015	March 29, 2014	March 30, 2013
Severance and other employee costs	$19,879	$31,492	$6,214
Other costs	15,362	14,254	431
Accelerated depreciation	1,326	2,390	—
Asset disposal	296	915	4,247
Total	$36,863	$49,051	$10,892

Total restructuring and transformation	$66,779	$84,751	$72,457

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We capitalized $9.5 million and $6.0 million in software development costs for ongoing initiatives during the fiscal years ended March 28, 2015 and March 29, 2014, respectively. At March 28, 2015 and March 29, 2014, we have a total of $39.7 million and $31.7 million of software costs capitalized, of which $7.9 million and $15.6 million are related to in process software development initiatives, respectively. In connection with these development activities, we capitalized interest of $0.2 million and $0.4 million in fiscal 2015 and 2014, respectively. We amortize capitalized costs when the products are released for sale. During fiscal 2015, $15.7 million of capitalized costs were placed into service, compared to $10.4 million of capitalized costs placed into service during fiscal 2014. Amortization of capitalized software development cost expense was $3.2 million, $1.1 million and $0.9 million for fiscal 2015, 2014 and 2013 respectively.
18. SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands)	Three months ended
Fiscal 2015	June 28, 2014	September 27, 2014	December 27, 2014	March 28, 2015
Net revenues	$224,488	$227,580	$231,827	$226,478
Gross profit	$106,278	$108,114	$111,661	$108,365
Operating (loss) income	$(1,666)	$12,407	$18,260	$11,539
Net (loss) income	$(3,649)	$7,487	$15,988	$(2,929)
Per share data:
Net (loss) Income:
Basic	$(0.07)	$0.15	$0.31	$(0.06)
Diluted	$(0.07)	$0.14	$0.31	$(0.06)

	Three months ended
Fiscal 2014	June 29, 2013	September 28, 2013	December 28, 2013	March 29, 2014
Net revenues	$219,543	$235,755	$242,120	$241,091
Gross profit	$111,412	$119,884	$121,629	$115,440
Operating (loss) income	$(6,608)	$23,120	$17,554	$12,366
Net (loss) income	$(7,874)	$16,548	$16,290	$10,184
Per share data:
Net (loss) Income:
Basic	$(0.15)	$0.32	$0.31	$0.20
Diluted	$(0.15)	$0.32	$0.31	$0.19

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll-forward of the components of Accumulated Other Comprehensive Income, net of tax, for the years ended March 28, 2015 and March 29, 2014:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total
Balance as of March 30, 2013	$4,133	$(5,073)	$6,373	$5,433
Other comprehensive (loss)/income before reclassifications	(935)	223	5,001	4,289
Amounts reclassified from Accumulated Other Comprehensive Income	—	258	(8,570)	(8,312)
Net current period other comprehensive (loss)/income	(935)	481	(3,569)	(4,023)
Balance as of March 29, 2014	$3,198	$(4,592)	$2,804	$1,410
Other comprehensive (loss)/income before reclassifications	(23,710)	(4,410)	11,371	(16,749)
Amounts reclassified from Accumulated Other Comprehensive Income	—	79	(6,464)	(6,385)
Net current period other comprehensive (loss)/income	(23,710)	(4,331)	4,907	(23,134)
Balance as of March 28, 2015	$(20,512)	$(8,923)	$7,711	$(21,724)

The details about the amount reclassified from Accumulated Other Comprehensive Income for the years ended March 28, 2015 and March 29, 2014 are as follows:

(In thousands)	Amounts Reclassified from Other Comprehensive Income		Affected Line in the Statement of Income
Derivative instruments reclassified to income statement	Year ended March 28, 2015	Year ended March 29, 2014
Realized net gain on derivatives	$6,736	$8,960	Revenue, cost of goods sold, other income
Income tax effect	(272)	(390)	Provision for income taxes
Net of taxes	$6,464	$8,570

Pension items reclassified to income statement
Realized net loss on pension assets	$123	$317	Other income
Income tax effect	(44)	(59)	Provision for income taxes
Net of taxes	$79	$258

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the fiscal year ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 28, 2015. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment we believe that, as of March 28, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Haemonetics Corporation

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Haemonetics Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Haemonetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation and subsidiaries as of March 28, 2015 and March 29, 2014, and the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 28, 2015 of Haemonetics Corporation and subsidiaries and our report dated May 22, 2015 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
May 22, 2015

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2015.
2. The information concerning our Executive Officers is set forth at the end of Part I hereof.
3. The balance of the information required by this item, including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K, is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 21, 2015. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2015. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 21, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2015.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
A)Financial Statements are included in Part II of this report
All other schedules have been omitted because they are not applicable or not required.
B)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning at page 91, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Brian Concannon
Brian Concannon,
President and Chief Executive Officer
Date : May 22, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Concannon	President, Chief Executive Officer and Director	May 22, 2015
Brian Concannon	(Principal Executive Officer)

/s/ Christopher Lindop	Chief Financial Officer and Executive Vice President Business Development	May 22, 2015
Christopher Lindop	(Principal Financial Officer)

/s/ Susan Hanlon	Vice President Finance	May 22, 2015
Susan Hanlon	(Principal Accounting Officer)

/s/ Charles Dockendorff	Director	May 22, 2015
Charles Dockendorff

/s/ Susan Bartlett Foote	Director	May 22, 2015
Susan Bartlett Foote

/s/ Ronald Gelbman	Director	May 22, 2015
Ronald Gelbman

/s/ Pedro Granadillo	Director	May 22, 2015
Pedro Granadillo

/s/ Mark Kroll	Director	May 22, 2015
Mark Kroll

/s/ Richard Meelia	Director	May 22, 2015
Richard Meelia

/s/ Ronald Merriman	Director	May 22, 2015
Ronald Merriman

/s/ Ellen Zane	Director	May 22, 2015
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

3B*	By-Laws of the Company, as amended through January 21, 2015 (filed as Exhibit 99.1 to the Company's Form 8-K dated January 27, 2015).

2. Instruments Defining the Rights of Security Holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).

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

10Q*
Lease dated March 23, 2004 effective July 15, 2004 between Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed as Exhibit 10Q to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10R*
First Amendment to Lease dated March 23, 2004 effective July 15, 2004, made as of June 10, 2004 between Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed as Exhibit 10R to the Company's Form10-K for the year ended March 30, 2013 and incorporated herein by reference).

10S*
Second Amendment to Lease dated March 23, 2004 effective July 15, 2004, made as of June 5, 2007 between Cabot II - ILI W02-W03, LLC, predecessor-in interest to Howard Commons Associates, LLC and Haemoscope Corporation for the property located in Niles, Illinois (filed as Exhibit 10S to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10T*
Third Amendment to Lease dated March 23, 2004 effective July 15, 2004, made as of November 19, 2007 between Cabot II - ILI W02-W03, LLC, Haemoscope Corporation and Huron Acquisition Corporation, a wholly-owned subsidiary of the Company, as successor in interest to Haemoscope Corporation for the property located in Niles, Illinois (filed as Exhibit 10T to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10U*
Fourth Amendment to Lease dated March 23, 2004 effective July 15, 2004, made as of December 22, 2010 between Cabot II - ILI W02-W03, LLC, Haemoscope Corporation and the Company as assignee and New Tenant of the property located in Niles, Illinois (filed as Exhibit 10U to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10V*
Fifth Amendment to Lease dated March 23, 2004 effective July 15, 2004, made as of July 24, 2012 between Cabot II - ILI W02-W03, LLC and the Company of the property located in Niles, Illinois (filed as Exhibit 10V to the Company's10-K for the year ended March 30, 2013 and incorporated herein by reference).

10W*
Sixth Amendment to Lease dated March 23, 2004, effective July 15, 2004 made as of May 28, 2013 between Cabot II - ILI W02-W03, LLC and the Company of the property located in Niles, Illinois (filed as Exhibit 10A to the Company's Form 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).

10X*
Seventh Amendment to Lease dated March 23, 2004, effective July 15, 2004 made as of May 1, 2014 between Cabot II - ILI W02-W03, LLC and the Company of the property located in Niles, Illinois (filed as Exhibit 10B to the Company's Form 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).

10Y*
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

10AB*
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

10AC*
Lease dated August 20, 2009 between Price Logistics Center Draper One, LLC and the Company for property located in Draper, Utah. (filed as Exhibit 10AA to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AD*
Lease dated February 25, 2014 between and among 840 Business Center #2, LLC and Haemonetics Corporation for the property located in Mount Juliet, Tennessee (filed as Exhibit 10C to the Company's Form 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).

10AE*
Lease dated September 19, 2013 between the Penang Development Corporation ("Lessor") and Haemonetics Malaysia Sdn Bhd ("Lessee") of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company's 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).

10AF*†
Pro Forma Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 20011, November 30, 2012, July 24, 2013 and January 21, 2014 (filed as Exhibit 10AE to the Company's Form 10-K for the year ended March 29, 2014 and incorporated herein by reference).

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

10AI*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long-Term Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10AJ*†
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

10AL*†	Form of Market Stock Unit Agreement for the 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10.3 to the Company's 8-K, dated July 26, 2013 and incorporated herein by reference).
10AM*†	Form of Amended and Restated Change in Control Agreement (filed as exhibit 10AK to the Company's Form 10-K, for the year-ended March 31, 2013 and incorporated herein by reference).
10AN*†	2007 Employee Stock Purchase Plan (filed as Exhibit 10AS to the Company's Form 10-K for the year ended March 29, 2008 and incorporated herein by reference).
10AO*†
Pro Forma Amended and Restated Non-Qualified Deferred Compensation Plan as amended and restated on July 24, 2013 (filed as Exhibit 10B to the Company's Form 10-Q for the quarter ended September 27, 2014 and incorporated herein by reference).

10AP†	Form of Performance Share Unit Agreement for the 2005 Long-Term Incentive Compensation Plan (filed herewith).
10AQ*
Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and Pall Corporation (filed as Exhibit 10Z to the Company's Form 10-K for the fiscal year ended March 31, 2012 and incorporated herein by reference).

10AR*
Credit Agreement dated as of June 30, 2014 among Haemonetics Corporation and the Lenders listed therein and JPMorgan Chase Bank, N.A. as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 8-K dated July 7, 2014 and incorporated herein by reference).

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

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Fiscal Year
For Year Ended March 28, 2015
Allowance for Doubtful Accounts	$1,676	$399	$(326)	$1,749
For Year Ended March 29, 2014
Allowance for Doubtful Accounts	$1,727	$186	$(237)	$1,676
For Year Ended March 30, 2013
Allowance for Doubtful Accounts	$1,480	$446	$(199)	$1,727