Form 10-Q
period 2015-06-27
HAEMONETICS CORP
filed 2015-07-30
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: June 27, 2015
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
The number of shares of $0.01 par value common stock outstanding as of June 27, 2015: 50,886,489

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited in thousands, except per share data)

	Three Months Ended
	June 27, 2015	June 28, 2014
Net revenues	$213,413	$224,488
Cost of goods sold	110,874	118,210
Gross profit	102,539	106,278
Operating expenses:
Research and development	11,321	15,382
Selling, general and administrative	87,612	92,562
Total operating expenses	98,933	107,944
Operating income (loss)	3,606	(1,666)
Interest and other expense, net	(2,009)	(2,543)
Income (loss) before provision for (benefit from) income taxes	1,597	(4,209)
Provision for (benefit from) income taxes	1,864	(560)
Net loss	$(267)	$(3,649)

Net loss per share - basic	$(0.01)	$(0.07)
Net loss per share - diluted	$(0.01)	$(0.07)

Weighted average shares outstanding
Basic	51,360	51,741
Diluted	51,360	51,741

Comprehensive loss	$(2,627)	$(4,495)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 27, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,204	$160,662
Accounts receivable, less allowance of $1,805 at June 27, 2015 and $1,749 at March 28, 2015	139,103	145,827
Inventories, net	211,131	211,077
Deferred tax asset, net	12,680	12,608
Prepaid expenses and other current assets	33,243	40,103
Total current assets	508,361	570,277
Net property, plant and equipment	328,882	321,948
Intangible assets, less accumulated amortization of $141,945 at June 27, 2015 and $133,175 at March 28, 2015	241,873	244,588
Goodwill	334,187	334,310
Deferred tax asset, long term	3,080	3,023
Other long-term assets	11,028	11,271
Total assets	$1,427,411	$1,485,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$32,396	$21,522
Accounts payable	42,155	48,425
Accrued payroll and related costs	40,092	51,115
Accrued taxes	2,780	3,819
Other liabilities	52,342	64,211
Total current liabilities	169,765	189,092
Long-term debt, net of current maturities	399,453	406,369
Long-term deferred tax liability	34,354	32,097
Other long-term liabilities	32,192	31,737
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,886,489 shares at June 27, 2015 and 51,670,969 shares at March 28, 2015	509	517
Additional paid-in capital	427,878	426,964
Retained earnings	387,344	420,365
Accumulated other comprehensive loss	(24,084)	(21,724)
Total stockholders’ equity	791,647	826,122
Total liabilities and stockholders’ equity	$1,427,411	$1,485,417

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 27, 2015	June 28, 2014
Cash Flows from Operating Activities:
Net loss	$(267)	$(3,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	22,255	20,511
Amortization of financing costs	222	347
Stock compensation expense	3,164	3,489
(Gain)/loss on sale of property, plant and equipment	(25)	414
Unrealized (loss)/gain from hedging activities	(186)	104
Change in fair value of contingent consideration	83	224
Asset write-down	—	261
Change in operating assets and liabilities:
Change in accounts receivable, net	6,574	7,918
Change in inventories	(718)	(9,569)
Change in prepaid income taxes	(369)	(313)
Change in other assets and other liabilities	3,699	(589)
Tax benefit of exercise of stock options	—	285
Change in accounts payable and accrued expenses	(25,182)	(5,695)
Net cash provided by operating activities	9,250	13,738
Cash Flows from Investing Activities:
Capital expenditures on property, plant and equipment	(24,246)	(37,085)
Proceeds from sale of property, plant and equipment	116	64
Other acquisitions and investments	(3,000)	—
Net cash used in investing activities	(27,130)	(37,021)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(276)	(254)
Net increase in short-term loans	4,380	1,687
Repayment of term loan borrowings	—	(8,531)
Proceeds from employee stock purchase plan	2,263	2,530
Proceeds from exercise of stock options	2,893	2,223
Share repurchases	(39,032)	(26,466)
Net cash used in financing activities	(29,772)	(28,811)
Effect of exchange rates on cash and cash equivalents	(806)	(432)
Net Change in Cash and Cash Equivalents	(48,458)	(52,526)
Cash and Cash Equivalents at Beginning of Period	160,662	192,469
Cash and Cash Equivalents at End of Period	$112,204	$139,943
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,068	$2,011
Income taxes paid	$1,625	$2,097
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$2,925	$2,443

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2016, or any other interim period. Operating results for the three months ended June 27, 2015 include the correction of an understatement of the provision for income taxes in fiscal 2015, which was determined to be immaterial to all periods impacted. Absent this correction, the provision for income taxes in the three months ended June 27, 2015 would have been $1.0 million lower than the amount included in the accompanying Consolidated Statements of Loss and Comprehensive Loss. This understatement was due to an error in the computation of the provision for income taxes due to a recent change in the capital gains tax rate in Puerto Rico related to certain deferred tax liabilities. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 28, 2015.

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. We had no significant subsequent events.

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2016 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal year 2015 included 52 weeks with each quarter having 13 weeks.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU No. 2014-08 are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. Management does not believe that the adoption of ASU No. 2014-08 will have a material effect on our Financial Statements. We adopted ASU No. 2014-08 beginning in the first quarter of fiscal 2016. The adoption of ASU No. 2014-08 did not impact our financial position or results of operations.

Standards to be Implemented
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods, with early adoption not permitted. On July 9, 2015, the FASB affirmed its proposal to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The FASB expects to issue its final ASU formally amending the effective date by the end of the third quarter of 2015. The impact of adopting ASU No. 2014-09 on our financial position and results of operations is being assessed by management.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU No. 2014-12 is effective in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU No. 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. Management does not believe that the adoption of ASU No. 2014-12 will have a material effect on our financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. Management does not believe that the adoption of ASU No. 2014-15 will have a material effect on our financial position or results of operations.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items. An entity will no longer be required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU No. 2015-01 will be effective for fiscal years beginning after December 15, 2015. An entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Management does not believe that the adoption of ASU No. 2015-01 will have a material effect on our financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for annual periods ending after December 15, 2015, and for annual periods and interim periods thereafter with early adoption permitted. Management does not believe that the adoption of ASU No. 2015-02 will have a material effect on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Management does not believe that the adoption of ASU No. 2015-03 will have a material effect on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-04, Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. ASU No. 2015-04 provides a practical expedient, for an entity with a fiscal year-end that does not coincide with a month-end, that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. ASU No. 2015-04 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. Management does not believe that the adoption of ASU No. 2015-04 will have a material effect on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU No. 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU No. 2015-05 is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. Management does not believe that the adoption of ASU No. 2015-05 will have a material effect on our financial position or results of operations.

3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	June 27, 2015	June 28, 2014
Basic EPS
Net loss	$(267)	$(3,649)
Weighted average shares	51,360	51,741
Basic loss per share	$(0.01)	$(0.07)
Diluted EPS
Net loss	$(267)	$(3,649)
Basic weighted average shares	51,360	51,741
Net effect of common stock equivalents	—	—
Diluted weighted average shares	51,360	51,741
Diluted loss per share	$(0.01)	$(0.07)

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the three months ended June 27, 2015 and June 28, 2014, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

4. STOCK-BASED COMPENSATION

Total stock-based compensation expense of $3.2 million and $3.5 million was recognized for the three months ended June 27, 2015 and June 28, 2014, respectively. There was no income tax benefit recognized for the three months ended June 27, 2015 and the related income tax benefit recognized was $1.1 million for the three months ended June 28, 2014.

The weighted average fair value for our options granted was $9.98 and $7.49 per share for the three months ended June 27, 2015 and June 28, 2014, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Three Months Ended
	June 27, 2015	June 28, 2014
Stock Options Black-Scholes assumptions (weighted average):
Volatility	22.38%	22.62%
Expected life (years)	4.9	4.9
Risk-free interest rate	1.75%	1.64%
Dividend yield	—%	—%

As of June 27, 2015, there was $21.9 million of total unrecognized compensation cost related to non-vested equity based compensation, including stock options, restricted stock units, market stock units and performance share units. This cost is expected to be recognized over a weighted average period of 2.13 years.

During the three months ended June 27, 2015 and June 28, 2014, there were 73,360 and 96,853 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $30.84 and $25.85 per share, respectively.

5. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Warranty accrual as of the beginning of the period	$531	$590
Warranty provision	172	75
Warranty spending	(266)	(154)
Warranty accrual as of the end of the period	$437	$511

6. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	June 27, 2015	March 28, 2015
Raw materials	$69,586	$71,794
Work-in-process	10,702	12,462
Finished goods	130,843	126,821
	$211,131	$211,077

7. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the three months ended June 27, 2015, approximately 43.4% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Australian Dollar, British Pound Sterling, Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of June 27, 2015 and March 28, 2015 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $132.1 million as of June 27, 2015 and $145.8 million as of March 28, 2015.

During the three months ended June 27, 2015, we recognized net gains of $4.0 million in earnings from our cash flow hedges, compared to recognized net gains of $0.8 million during the three months ended June 28, 2014. For the three months ended June 27, 2015, a $1.2 million gain, net of tax, was recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to a loss of $0.1 million, net of tax, for the three months ended June 28, 2014.

At June 27, 2015, gains of $1.2 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of June 27, 2015 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $38.0 million as of June 27, 2015 and $45.8 million as of March 28, 2015.

Interest Rate Swaps

On August 1, 2012, we entered into a credit agreement, as amended June 30, 2014, which provided for a term loan (“Credit Agreement”). Under the terms of this Credit Agreement, we may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, we have chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement allows us to borrow in multiple tranches. As of June 27, 2015, we have four tranches outstanding.

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

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional amount of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the three months ended June 27, 2015 and June 28, 2014, a nominal gain and a gain of $0.6 million, respectively, net of tax, were recorded in Accumulated Other Comprehensive Income to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income and comprehensive income for the three months ended June 27, 2015:

Derivative Instruments	Amount of Gain/(Loss) Recognized in AOCI	Amount of Gain/(Loss) Reclassified from AOCI into Retained Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain/(Loss) Excluded from Effectiveness Testing *	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$1,183	$3,993	Net revenues, COGS, and SG&A	$16	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		621	Interest and other expense, net
Designated interest rate swaps, net of tax	$7	$—	Interest and other expense, net	$—
*   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of June 27, 2015 or March 28, 2015.

As of June 27, 2015, the amount recognized as a deferred tax liability for designated foreign currency hedges was $0.7 million and the amount recognized as a deferred tax asset for interest rate swap hedges was $0.1 million.

ASC Topic 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 27, 2015, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of June 27, 2015 and March 28, 2015:

(In thousands)	Location in Balance Sheet	June 27, 2015	March 28, 2015
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$5,647	$9,740
		$5,647	$9,740
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,334	$2,499
Designated interest rate swaps	Other current liabilities	148	159
		$1,482	$2,658

Other Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the three months ended June 27, 2015, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 27, 2015.

(In thousands)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds	$71,099	$—	$—	$71,099
Designated foreign currency hedge contracts	—	5,647	—	5,647
	$71,099	$5,647	$—	$76,746
Liabilities
Designated foreign currency hedge contracts	$—	$1,334	$—	$1,334
Designated interest rate swap	—	148	—	148
Contingent consideration	—	—	4,810	4,810
	$—	$1,482	$4,810	$6,292

For the three months ended June 27, 2015, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above table.

Contingent Consideration

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

The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the quarter ended June 27, 2015.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration as of March 28, 2015	$4,727
Fair value adjustment	83
Ending balance	$4,810

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

The reported income tax rate for the three months ended June 27, 2015 was 116.7%, as compared to a reported income tax rate of 13.3% for the three months ended June 28, 2014.

During the three months ended June 27, 2015, we recorded pre-tax losses in Scotland, Italy and Malaysia due to restructuring and transformation costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in these jurisdictions. Similarly, during the three months ended June 28, 2014, we recorded pre-tax losses in Scotland associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in this jurisdiction.

We also recorded tax expense of $1.0 million for the three months ended June 27, 2015 to increase the deferred tax liability related to amortizable goodwill as a result of the statutory capital gains tax rate in Puerto Rico increasing from 15% to 20%.

We are in a three year cumulative loss position in the U.S. and accordingly have established a valuation allowance against U.S. deferred tax assets.

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. At June 27, 2015, $379.4 million was outstanding under the term loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.5625%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of June 27, 2015. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of June 27, 2015.

The maturity profile is as follows:

Fiscal year (in thousands)	Term Loan
2016	$21,342
2017	42,683
2018	45,054
2019	151,763
2020	168,564
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

As of June 27, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.7 million. It is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses and therefore no amounts have been accrued. We may receive other, similar claims in the future.

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

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over three years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan"). To implement the Network Plan, we are (i) discontinuing manufacturing activities at our Braintree, Massachusetts, Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) creating a technology center of excellence for product development in Braintree, Massachusetts, (iii) expanding our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Penang, Malaysia closer to our customers in Asia. See the Liquidity and Capital Resources discussion of the MD&A for further discussion of the costs of these activities.

We estimate we will incur approximately $45.0 million in restructuring and restructuring related expense in 2016.

The following summarizes the restructuring costs for the three months ended June 27, 2015 and June 28, 2014:

	Three Months Ended June 27, 2015
(In thousands)	Restructuring Accrual Balance at March 28, 2015	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at June 27, 2015
Severance and other employee costs	$16,393	$6,859	$(8,155)	$—	$15,097
Other costs	219	2,175	(2,266)	—	128
Accelerated depreciation	—	421	—	(421)	—
Asset write-down	—	4	—	(4)	—
Total	$16,612	$9,459	$(10,421)	$(425)	$15,225

	Three Months Ended June 28, 2014
(in thousands)	Restructuring Accrual Balance at March 29, 2014	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at June 28, 2014
Severance and other employee costs	$22,908	$9,542	$(7,133)	$—	$25,317
Other costs	728	5,167	(5,493)	—	402
Accelerated depreciation	—	260	—	(260)	—
Asset write-down	—	96	—	(96)	—
	$23,636	$15,065	$(12,626)	$(356)	$25,719

We deployed significant financial resources for these activities.  Many of the costs necessary to complete the VCC initiatives, such as severance and other plant closing costs, qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations.  We incurred $9.5 million in severance, asset write-downs and other restructuring charges during the three months ended June 27, 2015. In addition, we also incurred $5.4 million of costs that do not constitute restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, product line transfer teams and related costs, infrastructure related costs, accelerated depreciation and asset disposals.

The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and interest and other expense in our Consolidated Statements of Income and Comprehensive Income for the periods presented.

Transformation costs	Three Months Ended
(in thousands)	June 27, 2015	June 28, 2014
Transformation and other costs	$5,326	$7,678
Accelerated depreciation	31	250
Total	$5,357	$7,928

Restructuring costs	Three Months Ended
(in thousands)	June 27, 2015	June 28, 2014
Severance and other employee costs	$6,859	$9,542
Other costs	2,175	5,167
Accelerated depreciation	421	260
Asset disposal	4	96
Total	$9,459	$15,065

Total restructuring and transformation	$14,816	$22,993

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

We capitalized $3.9 million and $1.4 million in software development costs for ongoing initiatives during the three months ended June 27, 2015 and June 28, 2014, respectively. At June 27, 2015 and March 28, 2015, we have a total of $43.6 million and $39.7 million of capitalized software costs, of which $5.9 million and $7.9 million are related to in-process software development initiatives, respectively. During the three months ended June 27, 2015, $5.8 million of capitalized costs were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment at least annually.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a roll-forward of the components of Accumulated Other Comprehensive Income, net of tax, for the three months ended June 27, 2015:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized (Gain)/Loss on Derivatives	Total

Balance as of March 28, 2015	$(20,512)	$(8,923)	$7,711	$(21,724)
Other comprehensive income (loss)/income before reclassifications	441	2	1,190	1,633
Amounts reclassified from Accumulated Other Comprehensive Income	—	—	(3,993)	(3,993)
Net current period other comprehensive (loss)/income	441	2	(2,803)	(2,360)
Balance as of June 27, 2015	$(20,071)	$(8,921)	$4,908	$(24,084)

Details pertaining to the amount reclassified from Accumulated Other Comprehensive Income for the three months ended June 27, 2015 are as follows:

	Amounts Reclassified from Other Comprehensive Income	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Realized net gain on derivatives	$4,152	Revenue, cost of goods sold, income/(expense)
Income tax effect	(159)	Provision for income taxes
Net of taxes	$3,993

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our fiscal year 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2015. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information.”

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

Recent Developments

Russian Economic Conditions

Economic weakness in Russia has impacted our financial results in the first quarter of fiscal 2016. We expect that our Russian business performance will improve in the second half of fiscal 2016, and full year performance will be similar to fiscal 2015. While the needs for our products in the Russian marketplace continue, the challenging macro-economic conditions in Russia have resulted in reduced government healthcare spending and, as a result, our distributors are placing fewer orders and managing their inventory levels. In the first quarter of fiscal 2016 and 2015, Russia accounted for 1% and 3% of revenue, respectively. We continue to work closely with our Russian distributors to monitor market conditions and manage credit risk.

Declines in U.S. Blood Center Collections

Sales to U.S. blood centers of our whole blood disposables represent approximately 6% of our total revenue. The demand for these disposable products in the U.S. declined in fiscal 2015 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols. We believe the decline in U.S. blood center collections of approximately 10% in fiscal 2015 will moderate in fiscal 2016. While it will continue to negatively impact red cell and whole blood revenue, the magnitude of the negative impact will be reduced.

In response to this trend, certain large U.S. blood center collection groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. During fiscal 2014 we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance, LLC with certain whole blood collection components during the calendar years 2014-2016. The agreement included a reduction in average selling prices which negatively impacted our financial results in the first quarter of fiscal 2016. In March 2014, the American Red Cross selected another exclusive supplier to provide certain whole blood products. This reduced annualized revenues by approximately $25.0 million beginning in the second quarter of fiscal 2015.

Additionally, U.S. blood collection groups are pursuing arrangements for apheresis red cell collections similar to the single source agreements pursued in whole blood. We are seeing increasing competition for this business which will likely affect future red cell market share and pricing; this will negatively affect future red cell revenues and gross margins.

Value Creation and Capture Initiatives

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network will take place over three years and includes changes to the current manufacturing footprint and supply chain structure (the "Network Plan"). To implement the Network Plan, we are (i) discontinuing manufacturing activities at our Braintree, Massachusetts, Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) creating a technology center of excellence for product development in Braintree, Massachusetts, (iii) expanding our current facility in Tijuana, Mexico, (iv) engaging Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (v) building a new manufacturing facility in Penang, Malaysia closer to our customers in Asia. See the Liquidity and Capital Resources discussion for further discussion of the costs of these activities.

Our VCC initiatives are moving forward according to plan. We have engaged Sanmina Corporation to be the sole manufacturer of certain equipment, and we have commenced production in our new manufacturing facility in Penang, Malaysia and in our expanded facility in Tijuana, Mexico allowing us to consolidate the manufacturing of product formerly produced in the U.S., Italy and Scotland.

TEG 6s Receives Final U.S. 510(k) Clearance

During the first quarter of fiscal 2016, we received final U.S. 510(k) clearance on our next generation diagnostics device, the TEG 6s, and single-use disposable cartridges for use in cardiovascular and cardiology procedures. The U.S. commercial launch is currently commencing and sales have been realized in Europe, Australia, and Japan in the first quarter of fiscal 2016.

Financial Summary

	Three Months Ended
(In thousands, except per share data)	June 27, 2015	June 28, 2014	% Increase/ (Decrease)
Net revenues	$213,413	$224,488	(4.9)%
Gross profit	$102,539	$106,278	(3.5)%
% of net revenues	48.0%	47.3%
Operating expenses	$98,933	$107,944	(8.3)%
Operating income (loss)	$3,606	$(1,666)	n/m
% of net revenues	1.7%	(0.7)%
Interest and other expense, net	$(2,009)	$(2,543)	(21.0)%
Income (loss) before provision for (benefit from) income taxes	$1,597	$(4,209)	n/m
Provision for (benefit from) income taxes	$1,864	$(560)	n/m
% of pre-tax income	116.7%	13.3%
Net loss	$(267)	$(3,649)	(92.7)%
% of net revenues	(0.1)%	(1.6)%
Earnings per share-diluted	$(0.01)	$(0.07)	(85.7)%

Net revenues decreased 4.9% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, net revenues decreased 1.9% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Revenue increases in plasma and TEG disposables were more than offset by declines in Russia due to market conditions and our reduced share of the North American whole blood market for the three months ended June 27, 2015.

We recorded operating income during the three months ended June 27, 2015, as compared to an operating loss in the same period of fiscal 2015. Operating income increased for the three months ended June 27, 2015 due primarily to the reduction of restructuring and transformation expenses of $8.0 million as compared to the first quarter of fiscal 2015. In addition, higher gross profit was partially offset by increased sales and marketing activities related to Asia Pacific, and our plasma and TEG businesses.

Net loss decreased 92.7% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, we reported net income for the three months ended June 27, 2015, as compared to a net loss in the same period of fiscal 2015. The change in net loss is attributable to the increase in operating income described above, offset by an increase in the income tax provision.

RESULTS OF OPERATIONS

Net Revenue by Geography

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014	% Increase/ (Decrease)
United States	$120,695	$120,749	—%
International	92,718	103,739	(10.6)%
Net revenue	$213,413	$224,488	(4.9)%

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. approximated 43.4% of total net revenue for the three months ended June 27, 2015. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our revenue was impacted by changes in the value of these currencies relative to the U.S. Dollar.

We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations. Relative weakness in the Japanese Yen and Euro to the U.S. Dollar has negatively impacted revenue and operating income in the first quarter of fiscal 2016. We expect this trend to continue through the remainder of fiscal 2016 and into fiscal 2017. International revenue was also negatively impacted by reduced sales to our Russian distributors in the first quarter of fiscal 2016.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net revenue by Product Type

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014	% Increase/ (Decrease)
Disposables	$185,730	$196,193	(5.3)%
Software solutions	16,839	17,738	(5.1)%
Equipment & other	10,844	10,557	2.7%
Net revenue	$213,413	$224,488	(4.9)%

Disposables Revenue

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014	% Increase/ (Decrease)
Plasma disposables	$80,966	$79,227	2.2%
Blood center disposables
Platelet	31,029	38,170	(18.7)%
Red cell	10,652	10,246	4.0%
Whole blood	32,424	37,950	(14.6)%
	74,105	86,366	(14.2)%
Hospital disposables
Diagnostics	11,761	9,598	22.5%
Surgical	14,917	15,621	(4.5)%
OrthoPAT	3,981	5,381	(26.0)%
	30,659	30,600	0.2%
Total disposables revenue	$185,730	$196,193	(5.3)%

Our disposables revenue stream includes the sales of single-use disposables, which accounted for 87.0% and 87.4% of our total revenue for the three months ended June 27, 2015 and June 28, 2014, respectively.

Disposables revenue decreased 5.3% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, disposables revenue decreased 2.4% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. The decrease was primarily driven by market conditions in Russia which reduced platelet and plasma sales and our reduced share of the North American whole blood market. The decrease was partially offset by growth in U.S. plasma and TEG disposables revenue.

Plasma Disposables

Plasma disposables revenue increased 2.2% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, plasma revenue increased 4.6% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Plasma revenue increased due to higher volumes in the U.S. associated with end market growth for plasma-derived biopharmaceuticals. This growth was partially offset by order timing in the prior year and market conditions in Russia.

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

Platelet disposables revenue decreased 18.7% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, platelet disposable revenue decreased 13.0% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. The decrease in platelet disposable revenue was the result of lower sales in Russia and Japan, due to our largest Russian distributor reducing their inventory on hand and order patterns in Japan.

Red Cell and Whole Blood
Red cell disposables revenue increased 4.0% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, red cell disposables revenue increased 5.1% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. The increase during the three months ended June 27, 2015 was driven by U.S. red cell customers utilizing collection practices that favor automated red cell collection. However, U.S, blood collection groups are pursuing arrangements for apheresis red cell collections similar to the single source agreements pursued in whole blood. We are seeing increasing competition for this business which will likely affect future red cell market share and pricing; this will negatively affect future red cell revenues and gross margins.

Whole blood disposables revenue decreased 14.6% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, whole blood revenue decreased 12.6% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Revenue for the three months ended June 27, 2015 decreased primarily due to the loss of the American Red Cross business. The anniversary of this loss occurred at the end of the first quarter of fiscal 2016. We expect that the recent rates of decline in U.S. whole blood transfusion rates will moderate in fiscal 2016. The decrease in whole blood disposables revenue was partially offset by growth from the Middle East which is largely related to the timing of orders as a result of conversions to a whole blood collection product that enables increased platelet recovery.

Hospital Disposables

Diagnostics
Diagnostics product revenue consists principally of the consumable reagents used with the TEG analyzer. Revenue from our diagnostics products increased 22.5% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, diagnostics product revenues increased 19.5% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. The revenue increase is due to continued adoption of our TEG analyzer, principally in the U.S. and China. We are expecting our growth rate to increase with the launch of the TEG 6s device and disposables which received final U.S. 510(k) clearance in the first quarter of fiscal 2016.

Surgical
Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 4.5% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, surgical disposables revenue increased 0.3% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. For the three months ended June 27, 2015, without the effect of foreign exchange, surgical disposables revenue was flat, as strength in emerging markets was offset by declines in developed markets.

OrthoPAT
Revenues from our OrthoPAT disposables decreased 26.0% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 21.3% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, have lessened hospital use of OrthoPAT disposables.

Software Solutions Revenue

Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues decreased 5.1% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, software revenues decreased 1.7% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Software revenue decreased during the three months ended June 27, 2015 primarily due to reductions in implementations during the quarter as we develop the pipeline for the new BloodTrack product. Lower revenue associated with our other software products is due to fewer implementations in the quarter. This decrease was partially offset by an 11% increase in plasma software revenue.

Equipment & Other Revenue

Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues increased 2.7% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, equipment and other revenues increased 7.6% for the three months ended June 27, 2015, respectively, as compared to the same period of fiscal 2015. The increase in revenue during the three months ended June 27, 2015 was primarily due to growth in the U.S. and Asia, offset by decreases in Latin American equipment sales and market conditions in Russia discouraging capital spending.

Gross Profit

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014	% Increase/ (Decrease)
Gross profit	$102,539	$106,278	(3.5)%
% of net revenues	48.0%	47.3%

Gross profit decreased 3.5% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, gross profit increased 0.1% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. The gross profit margin increased by 70 basis points for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. The increase in gross profit margin during the three months ended June 27, 2015 was primarily due to cost savings from productivity programs, including the VCC initiatives. The increase was partially offset by product mix.

Operating Expenses

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014	% Increase/ (Decrease)
Research and development	$11,321	$15,382	(26.4)%
% of net revenues	5.3%	6.9%
Selling, general and administrative	$87,612	$92,562	(5.3)%
% of net revenues	41.1%	41.2%
Total operating expenses	$98,933	$107,944	(8.3)%
% of net revenues	46.4%	48.1%

Research and Development

Research and development expenses decreased 26.4% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, research and development expenses decreased 24.5% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. The decrease for three months ended June 27, 2015 was due to a reduction in restructuring and transformation costs of $3.2 million and increased capitalized internally developed software of $2.4 million, as compared to the first quarter of fiscal 2015. Including the capitalized internally developed software, actual research and development activities have increased to support our long-term product plans and increase our competitiveness.

Selling, General and Administrative

Selling, general and administrative expenses decreased 5.3% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 1.5% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. The decrease for the three months ended June 27, 2015 was primarily due to the reduction in restructuring and transformation costs of $3.4 million, as compared to the same period of fiscal 2015. These reductions in restructuring and transformation costs were a result of the timing of manufacturing network optimization activities. The decrease in fiscal 2016 was partially offset by increased spending in sales and marketing activities related to Asia Pacific, and our plasma and TEG businesses.

Interest and Other Expense, Net

Interest and other expense, net decreased 21.0% for the three months ended June 27, 2015, as compared to the same period of fiscal 2015. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The effective interest rate on total debt outstanding for the three months ended June 27, 2015 was approximately 2.0%.

Income Taxes

	Three Months Ended
	June 27, 2015	June 28, 2014	% Increase/ (Decrease)
Reported income tax rate	116.7%	13.3%	103.4%

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States.

The reported income tax rate for the three months ended June 27, 2015 was 116.7%, as compared to a reported income tax rate of 13.3% for the three months ended June 28, 2014. During the three months ended June 27, 2015, we recorded pre-tax losses in Scotland, Italy and Malaysia due to restructuring and transformation costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in these jurisdictions. Similarly, during the three months ended June 28, 2014, we recorded pre-tax losses in Scotland associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in this jurisdiction. We also recorded tax expense of $1.0 million for the three months ended June 27, 2015 to increase the deferred tax liability related to amortizable goodwill as a result of the statutory capital gains tax rate in Puerto Rico increasing from 15% to 20%. We are in a three year cumulative loss position in the U.S. and accordingly have established a valuation allowance against U.S. deferred tax assets.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	June 27, 2015	March 28, 2015
Cash & cash equivalents	$112,204	$160,662
Working capital	$338,596	$381,185
Current ratio	3.0	3.0
Net debt (1)	$(319,645)	$(267,229)
Days sales outstanding (DSO)	59	58
Disposable finished goods inventory turnover	4.1	4.3

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

As previously discussed, during fiscal 2015 our business was negatively impacted by reductions in the demand for blood products caused by changes in blood management practices and actions taken by U.S. blood center customers in response to reductions in demand. This includes the loss of the American Red Cross whole blood contract which impacted our results beginning in the first quarter of fiscal 2015. We believe the decline in U.S. blood center collections will moderate in fiscal 2016.

Our VCC initiatives require cash expenditures for plant exit and closure costs; including separation benefits, new plant construction and temporary increases in inventory levels as manufacturing is transitioned to new facilities. We estimate we will incur approximately $45.0 million in restructuring and restructuring related expense in fiscal 2016.

On April 28, 2014, we announced a share repurchase plan of up to $100.0 million worth of shares in the open market. The repurchase program adheres to all debt covenants and is subject to market conditions. During the three months ended June 27, 2015 we repurchased approximately 1.0 million shares at a total cost of $40.9 million, of which $39.0 million was paid and $1.9 million, related to an unsettled portion of the repurchase, remained payable as of June 27, 2015. As of June 27, 2015, we have repurchased a total of approximately 2.2 million shares at a total cost of $79.9 million under this plan. We intend to complete this plan with an additional $20.1 million of share repurchases in fiscal 2016.

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of June 27, 2015. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of June 27, 2015.

Cash Flows

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$9,250	$13,738	$(4,488)
Investing activities	(27,130)	(37,021)	(9,891)
Financing activities	(29,772)	(28,811)	961
Effect of exchange rate changes on cash and cash equivalents (1)	(806)	(432)	(374)
Net increase (decrease) in cash and cash equivalents	$(48,458)	$(52,526)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $4.5 million during the three months ended June 27, 2015, as compared to the three months ended June 28, 2014. Cash provided by operating activities decreased primarily due to a reduction of expenses associated with our VCC initiatives, offset by increased annual bonus payments during the three months ended June 27, 2015.

Net cash used in investing activities decreased by $9.9 million during the three months ended June 27, 2015, as compared to the three months ended June 28, 2014. The decrease in cash used in investing activities was the result of a reduction in capital expenditures in the first quarter of fiscal 2016 related to manufacturing operations under construction in Malaysia and Tijuana, which have been substantially completed. During the three months ended June 28, 2014, cash used in investing activities included significant costs related to plant construction activities in Malaysia and Tijuana and the purchase of two previously leased facilities, our manufacturing facility in Salt Lake City and an administrative office at our corporate headquarters in Braintree, Massachusetts.

Net cash used in financing activities increased by $1.0 million during the three months ended June 27, 2015, as compared to the three months ended June 28, 2014. This was primarily due to $39.0 million of cash used to repurchase shares, as discussed above, compared to the $26.5 million used for repurchase during the three months ended June 28, 2014. This was offset by lower term loan repayments during the three months ended June 27, 2015 due to our debt restructuring and an increase in short-term loans.

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

Foreign Exchange

During the three months ended June 27, 2015, approximately 43.4% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars, and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Francs, British Pounds, Australian Dollars, Canadian Dollars, and Mexican Pesos. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

Presented below are the spot rates for our Euro, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound, Swiss Franc and Mexican Peso cash flow hedges that settled during fiscal years 2014, 2015 and 2016 or are presently outstanding. These hedges cover our long foreign currency positions that result from our sales designated in Euro, Japanese Yen and Australian Dollars. These hedges include our short positions associated with costs incurred in Canadian Dollars, British Pounds, Swiss Francs and Mexican Pesos. The table shows how the strengthening or weakening of the spot rates associated with those hedge contracts versus the spot rates in the contracts that settled in the prior comparable period affects our results favorably or unfavorably. The table assumes a consistent notional amount for hedge contracts in each period presented.

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (USD per Euro)
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
FY16	1.35	2%	1.29	(4)%	1.25	(7)%	1.13	(18)%
FY17	1.09	(19)%	—	—%	—	—%	—	—%
Japanese Yen - Hedge Spot Rate (JPY per USD)
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
FY16	102.05	(5)%	106.84	(9)%	118.46	(17)%	117.25	(14)%
FY17	124.07	(22)%	—	—%	—	—%	—	—%
Australian Dollar - Hedge Spot Rate (USD per AUD)
FY14	—	—%	0.92	—%	0.91	—%	0.92	—%
FY15	0.90	—%	0.94	2%	0.94	3%	0.90	(2)%
FY16	0.94	4%	0.91	(3)%	0.85	(10)%	0.79	(12)%
FY17	0.76	(19)%	—	—%	—	—%	—	—%

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per USD)
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—%	—	—%	1.08	8%	1.09	8%
FY16	1.13	—%	1.14	—%	1.17	8%	1.25	15%
FY17	1.24	10%	—	—%	—	—%	—	—%
British Pound - Hedge Spot Rate (USD per GBP)
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
FY16	1.64	(5)%	1.57	—%	1.57	3%	1.53	7%
FY17	1.55	5%	—	—%	—	—%	—	—%
Swiss Franc - Hedge Spot Rate (CHF per USD)
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.90	(2)%	0.89	(4)%
FY16	0.90	(4)%	0.95	3%	0.94	4%	0.92	3%
FY17	0.93	3%	—	—%	—	—%	—	—%
Mexican Peso - Hedge Spot Rate (MXN per USD)
FY14	12.34	—%	12.35	—%	12.22	—%	12.20	—%
FY15	12.40	—%	13.06	6%	13.09	7%	13.08	7%
FY16	13.10	6%	13.07	—%	13.63	4%	14.46	11%
FY17	15.20	16%	15.45	18%	—	—%	—	—%

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

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to mitigate, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $6.5 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $6.5 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of June 27, 2015 was $429.4 million with an interest rate of 1.563% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.3 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of June 27, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 27, 2015. There has been no change in our internal control over financial reporting during the quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 27, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.7 million. It is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses and therefore no amounts have been accrued. We may receive other, similar claims in the future.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended March 28, 2015, which could materially affect the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
In the April 28, 2014 press release, the Company announced that its Board of Directors approved the repurchase of up to $100.0 million worth of Company shares, subject to compliance with its loan covenants. Through June 27, 2015, the Company repurchased 2,158,817 shares of its common stock for an aggregate purchase price of $79.9 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the year were made under the publicly announced program and were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 30, 2014 - April 26, 2014	—	$—	$—	$100,000,000
April 27, 2014 - May 24, 2014	694,162	$31.81	$22,079,008	$77,920,992
May 25, 2014 - June 28, 2014	139,595	$34.23	$4,778,988	$73,142,004
June 29, 2014 - July 26, 2014	75,185	$35.49	$2,668,606	$70,473,398
July 27, 2014 - August 23, 2014	63,730	$36.12	$2,302,197	$68,171,201
August 24, 2014 - September 27, 2014	62,144	$35.55	$2,209,060	$65,962,141
September 28, 2014 - October 25, 2014	66,089	$35.04	$2,316,065	$63,646,076
October 26, 2014 - November 22, 2014	45,129	$36.48	$1,646,262	$61,999,814
November 23, 2014 - December 27, 2014	19,055	$36.76	$700,422	$61,299,392
December 28, 2014 - January 24, 2015	6,877	$36.93	$253,942	$61,045,450
January 25, 2015 - February 21, 2015	2,145	$36.92	$79,194	$60,966,256
February 22, 2015 - March 28, 2015	—	$—	$—	$60,966,256
March 29, 2015 - April 25, 2015	—	$—	$—	$60,966,256
April 26, 2015 - May 23, 2015	596,987	$41.09	$24,528,763	$36,437,493
May 24, 2015 - June 27, 2015	387,719	$42.23	$16,372,940	$20,064,553
Total	2,158,817	$37.03	$79,935,447

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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 27, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
7/30/2015	By:	/s/ Brian Concannon
Brian Concannon, President and Chief Executive Officer
(Principal Executive Officer)

7/30/2015	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)