Form 10-Q
period 2015-09-26
HAEMONETICS CORP
filed 2015-11-04
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: September 26, 2015
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
The number of shares of $0.01 par value common stock outstanding as of October 24, 2015: 50,724,474

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	$219,693	$227,580	$433,106	$452,068
Cost of goods sold	114,396	119,466	225,270	237,676
Gross profit	105,297	108,114	207,836	214,392
Operating expenses:
Research and development	11,553	10,938	22,874	26,319
Selling, general and administrative	74,565	84,769	162,177	177,331
Total operating expenses	86,118	95,707	185,051	203,650
Operating income	19,179	12,407	22,785	10,742
Interest and other expense, net	(2,606)	(2,645)	(4,615)	(5,188)
Income before provision for income taxes	16,573	9,762	18,170	5,554
Provision for income taxes	3,710	2,275	5,574	1,715
Net income	$12,863	$7,487	$12,596	$3,839

Net income per share - basic	$0.25	$0.15	$0.25	$0.07
Net income per share - diluted	$0.25	$0.14	$0.24	$0.07

Weighted average shares outstanding
Basic	50,680	51,391	51,020	51,567
Diluted	51,187	51,925	51,638	52,056

Comprehensive (loss) income	$(1,526)	$6,990	$(4,153)	$2,495
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 26, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,247	$160,662
Accounts receivable, less allowance of $2,273 at September 26, 2015 and $1,749 at March 28, 2015	145,411	145,827
Inventories, net	207,645	211,077
Deferred tax asset, net	11,977	12,608
Prepaid expenses and other current assets	35,444	40,103
Total current assets	500,724	570,277
Property, plant and equipment, net	328,233	321,948
Intangible assets, less accumulated amortization of $150,318 at September 26, 2015 and $133,175 at March 28, 2015	237,685	244,588
Goodwill	333,575	334,310
Deferred tax asset, long term	3,053	3,023
Other long-term assets	15,674	11,271
Total assets	$1,418,944	$1,485,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$46,593	$21,522
Accounts payable	42,088	48,425
Accrued payroll and related costs	42,852	51,115
Accrued taxes	2,209	3,819
Other current liabilities	54,363	64,211
Total current liabilities	188,105	189,092
Long-term debt, net of current maturities	387,715	406,369
Long-term deferred tax liability	34,781	32,097
Other long-term liabilities	31,463	31,737
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,620,986 shares at September 26, 2015 and 51,670,969 shares at March 28, 2015	506	517
Additional paid-in capital	430,488	426,964
Retained earnings	384,359	420,365
Accumulated other comprehensive loss	(38,473)	(21,724)
Total stockholders’ equity	776,880	826,122
Total liabilities and stockholders’ equity	$1,418,944	$1,485,417

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 26, 2015	September 27, 2014
Cash Flows from Operating Activities:
Net income	$12,596	$3,839
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	44,998	41,625
Amortization of financing costs	435	572
Stock compensation expense	3,883	6,938
Loss on sale of property, plant and equipment	139	364
Unrealized (gain)/loss from hedging activities	(710)	554
Change in fair value of contingent consideration	171	459
Asset write-down	88	474
Change in operating assets and liabilities:
Change in accounts receivable, net	243	10,145
Change in inventories	2,510	(13,185)
Change in prepaid income taxes	(182)	(2,028)
Change in other assets and other liabilities	(1,712)	(8,160)
Tax benefit of exercise of stock options	1,375	854
Change in accounts payable and accrued expenses	(27,073)	2,529
Net cash provided by operating activities	36,761	44,980
Cash Flows from Investing Activities:
Capital expenditures	(50,130)	(70,872)
Proceeds from sale of property, plant and equipment	293	377
Other acquisitions and investments	(3,000)	—
Net cash used in investing activities	(52,837)	(70,495)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(558)	(513)
Net increase in short-term loans	6,924	786
Repayment of term loan borrowings	—	(8,531)
Proceeds from employee stock purchase plan	2,263	2,530
Proceeds from exercise of stock options	8,374	4,042
Share repurchases	(60,984)	(33,770)
Net cash used in financing activities	(43,981)	(35,456)
Effect of exchange rates on cash and cash equivalents	(358)	(1,527)
Net Change in Cash and Cash Equivalents	(60,415)	(62,498)
Cash and Cash Equivalents at Beginning of Period	160,662	192,469
Cash and Cash Equivalents at End of Period	$100,247	$129,971
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,162	$4,180
Income taxes paid	$4,656	$8,351
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$5,550	$4,026

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2016, or any other interim period. Operating results for the six months ended September 26, 2015 include the correction of an understatement of the provision for income taxes in fiscal 2015, which was determined to be immaterial to all periods impacted. Absent this correction, the provision for income taxes in the six months ended September 26, 2015 would have been $1.0 million lower than the amount included in the accompanying Consolidated Statements of Income and Comprehensive (Loss) Income. This understatement was due to an error in the computation of the provision for income taxes due to a recent change in the capital gains tax rate in Puerto Rico related to certain deferred tax liabilities. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 28, 2015.

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

Summary of Significant Accounting Policies

Revenue Recognition

We offer sales rebates and discounts to certain customers. We treat sales rebates and discounts as a reduction of revenue and classify the corresponding liability as current. We estimate rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum potential rebate or discount that could be earned. In circumstances where we provide upfront rebate payments to customers, we capitalize the rebate payments and amortize the resulting asset as a reduction of revenue using a systematic method over the life of the contract. For additional information regarding significant accounting policies, refer to our annual report on Form 10-K for the fiscal year ended March 28, 2015.

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
Standards to be Implemented
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The impact of adopting ASU No. 2014-09 on our financial position and results of operations is being assessed by management.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies the presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line of credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. Management does not believe that the adoption of ASU No. 2015-03 will have a material effect on our financial position or results of operations.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value. ASU No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. ASU No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management does not believe that the adoption of ASU No. 2015-11 will have a material effect on our financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. Part I of ASU No. 2015-12 designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II simplifies the investment disclosure requirements under Topics 820, 960, 962, and 965 for employee benefits plans and Part III provides a measurement date practical expedient for fiscal periods that do not coincide with a month-end date. ASU No. 2015-12 is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. Management does not believe that the adoption of ASU No. 2015-12 will have a material effect on our financial position or results of operations.

3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	September 26, 2015	September 27, 2014
Basic EPS
Net income	$12,863	$7,487
Weighted average shares	50,680	51,391
Basic income per share	$0.25	$0.15
Diluted EPS
Net income	$12,863	$7,487
Basic weighted average shares	50,680	51,391
Net effect of common stock equivalents	507	534
Diluted weighted average shares	51,187	51,925
Diluted income per share	$0.25	$0.14

	Six Months Ended
(In thousands, except per share amounts)	September 26, 2015	September 27, 2014
Basic EPS
Net income	$12,596	$3,839
Weighted average shares	51,020	51,567
Basic income per share	$0.25	$0.07
Diluted EPS
Net income	$12,596	$3,839
Basic weighted average shares	51,020	51,567
Net effect of common stock equivalents	618	489
Diluted weighted average shares	51,638	52,056
Diluted income per share	$0.24	$0.07

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. Weighted average shares outstanding, assuming dilution, excludes the impact of 1.6 million and 1.1 million anti-dilutive shares for the three and six months ended September 26, 2015, respectively, as compared to 1.6 million anti-dilutive shares for the three and six months ended September 27, 2014.

4. STOCK-BASED COMPENSATION

Total stock-based compensation expense of $3.9 million and $6.9 million was recognized for the six months ended September 26, 2015 and September 27, 2014, respectively. The related income tax benefit recognized was $1.2 million and $2.2 million for the six months ended September 26, 2015 and September 27, 2014, respectively.

The weighted average fair value for our options granted was $9.05 and $8.08 per share for the six months ended September 26, 2015 and September 27, 2014, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Six Months Ended
	September 26, 2015	September 27, 2014
Stock Options Black-Scholes assumptions (weighted average):
Volatility	22.15%	22.62%
Expected life (years)	4.9	4.9
Risk-free interest rate	1.65%	1.80%
Dividend yield	—%	—%

As of September 26, 2015, there was $17.8 million of total unrecognized compensation cost related to non-vested equity based compensation, including stock options, restricted stock units, market stock units and performance share units. This cost is expected to be recognized over a weighted average period of 2.3 years.

During the six months ended September 26, 2015 and September 27, 2014, there were 73,360 and 97,415 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $30.84 and $25.85 per share, respectively.

5. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014
Warranty accrual as of the beginning of the period	$531	$590
Warranty provision	704	577
Warranty spending	(738)	(595)
Warranty accrual as of the end of the period	$497	$572

6. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	September 26, 2015	March 28, 2015
Raw materials	$64,127	$71,794
Work-in-process	17,183	12,462
Finished goods	126,335	126,821
Total inventory	$207,645	$211,077

7. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the six months ended September 26, 2015, approximately 42.8% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of September 26, 2015 and March 28, 2015 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $123.2 million as of September 26, 2015 and $145.8 million as of March 28, 2015.

During the six months ended September 26, 2015, we recognized net gains of $6.6 million in earnings from our cash flow hedges, compared to recognized net gains of $1.6 million during the six months ended September 27, 2014. For the six months ended September 26, 2015, a $1.2 million loss, net of tax, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to a gain of $4.4 million, net of tax, for the six months ended

September 27, 2014. At September 26, 2015, nominal losses, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of September 26, 2015 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $42.7 million as of September 26, 2015 and $45.8 million as of March 28, 2015.

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

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional amount of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the six months ended September 26, 2015 and September 27, 2014, a loss of $0.2 million and a loss of $0.1 million, respectively, net of tax, were recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income and comprehensive income for the six months ended September 26, 2015:

(In thousands)	Amount of Loss Recognized in Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Retained Earnings	Location in Consolidated Statements of Income and Comprehensive (Loss) Income	Amount of Gain Excluded from Effectiveness Testing *	Location in Consolidated Statements of Income and Comprehensive (Loss) Income
Derivative Instruments
Designated foreign currency hedge contracts, net of tax	$(1,243)	$6,592	Net revenues, COGS, and SG&A	$12	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		785	Interest and other expense, net
Designated interest rate swaps, net of tax	$(243)	$—	Interest and other expense, net	$—
*   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of September 26, 2015 or March 28, 2015.

As of September 26, 2015, the amount recognized as a deferred tax liability for designated foreign currency hedges was $0.2 million and the amount recognized as a deferred tax asset for interest rate swap hedges was $0.2 million.

ASC Topic 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 26, 2015, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of September 26, 2015 and March 28, 2015:

(In thousands)	Location in Balance Sheet	September 26, 2015	March 28, 2015
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,620	$9,740
		$2,620	$9,740
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$2,870	$2,499
Designated interest rate swaps	Other current liabilities	548	159
		$3,418	$2,658

Other Fair Value Measurements

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the six months ended September 26, 2015, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 26, 2015 and March 28, 2015.

	As of September 26, 2015				As of March 28, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$63,180	$—	$—	$63,180	$119,946	$—	$—	$119,946
Designated foreign currency hedge contracts	—	2,620	—	2,620	—	9,740	—	9,740
	$63,180	$2,620	$—	$65,800	$119,946	$9,740	$—	$129,686
Liabilities
Designated foreign currency hedge contracts	$—	$2,870	$—	$2,870	$—	$2,499	$—	$2,499
Designated interest rate swaps	—	548	—	548	—	159	—	159
Contingent consideration	—	—	4,898	4,898	—	—	4,727	4,727
	$—	$3,418	$4,898	$8,316	$—	$2,658	$4,727	$7,385

For the six months ended September 26, 2015, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above table.

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

The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the six months ended September 26, 2015.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration as of March 28, 2015	$4,727
Fair value adjustment	171
Ending balance	$4,898

The fair value adjustment to contingent consideration was a result of updated assumptions pertaining to timing and unit volumes.

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value. Details pertaining to the Term Loan can be found in Note 9, Debt.

8. INCOME TAXES

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is lower than the U.S. federal statutory rate in all reported periods as the income tax rates in the foreign jurisdictions are generally lower than the U.S. statutory tax rate.

The reported income tax rate for the six months ended September 26, 2015 was 30.7%, as compared to a reported income tax rate of 30.9% for the six months ended September 27, 2014.

During the six months ended September 26, 2015, we recorded pre-tax losses in Scotland, Italy and Malaysia due to restructuring and transformation costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to the valuation allowance maintained against our net deferred tax assets in these jurisdictions. Similarly, during the six months ended September 27, 2014, we recorded pre-tax losses in Scotland and Malaysia associated with restructuring costs, and we did not record a corresponding tax benefit due to the valuation allowance maintained against our net deferred tax assets in these jurisdictions.

We recorded tax expense of $1.0 million during the six months ended September 26, 2015 as a result of a deferred tax rate change which impacted an indefinite-lived deferred tax liability of our Puerto Rican subsidiary.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

9. DEBT

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. At September 26, 2015, $379.4 million was outstanding under the term loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.625%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of September 26, 2015. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of September 26, 2015.

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

As of September 26, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.8 million. It is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses and therefore no amounts have been accrued. We may receive other, similar claims in the future.

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

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network is expected to be completed in fiscal 2017 and included changes to the manufacturing footprint and supply chain structure (the "Network Plan"). To date, we have (i) discontinued manufacturing activities at our Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) expanded our facility in Tijuana, Mexico, (iii) engaged Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (iv) built a new manufacturing facility in Penang, Malaysia closer to our customers in Asia. We expect to complete the transfer of manufacturing activities from the Braintree, Massachusetts facility by the end of fiscal 2016 and the Bothwell, Scotland facility by early fiscal 2017. See the Liquidity and Capital Resources discussion of the Management Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the costs of these activities.

We estimate we will incur approximately $45.0 million in restructuring and restructuring related expense in 2016.

The following summarizes the restructuring costs for the six months ended September 26, 2015 and September 27, 2014:

	Six Months Ended September 26, 2015
(In thousands)	Restructuring Accrual Balance at March 28, 2015	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at September 26, 2015
Severance and other employee costs	$16,393	$7,960	$(11,547)	$—	$12,806
Other costs	219	5,576	(4,841)	—	954
Accelerated depreciation	—	843	—	(843)	—
Asset write-down	—	4	—	(4)	—
Total	$16,612	$14,383	$(16,388)	$(847)	$13,760

	Six Months Ended September 27, 2014
(in thousands)	Restructuring Accrual Balance at March 29, 2014	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at September 27, 2014
Severance and other employee costs	$22,908	$12,743	$(12,680)	$—	$22,971
Other costs	728	9,354	(9,704)	—	378
Accelerated depreciation	—	740	—	(740)	—
Asset write-down	—	96	—	(96)	—
	$23,636	$22,933	$(22,384)	$(836)	$23,349

We deployed significant financial resources for these activities.  Many of the costs necessary to complete the VCC initiatives, such as severance and other plant closing costs, qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations. We incurred $14.4 million in severance, asset write-downs and other restructuring charges during the six months ended September 26, 2015. In addition, we also incurred $7.1 million of costs that do not constitute restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, product line transfer teams and related costs, infrastructure related costs, accelerated depreciation and asset disposals.

The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and interest and other expense in our Consolidated Statements of Income and Comprehensive (Loss) Income for the periods presented.

Transformation costs	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Transformation and other costs	$1,683	$7,225	$7,009	$14,987
Accelerated depreciation	45	168	76	418
Total	$1,728	$7,393	$7,085	$15,405

Restructuring costs	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Severance and other employee costs	$1,101	$3,222	$7,960	$12,743
Other costs	3,401	4,249	5,576	9,354
Accelerated depreciation	422	481	843	740
Asset disposal	—	—	4	96
Total	$4,924	$7,952	$14,383	$22,933

Total restructuring and transformation	$6,652	$15,345	$21,468	$38,338

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

We capitalized $8.5 million and $3.5 million in software development costs for ongoing initiatives during the six months ended September 26, 2015 and September 27, 2014, respectively. At September 26, 2015 and March 28, 2015, we have a total of $48.2 million and $39.7 million of capitalized software costs, of which $9.9 million and $7.9 million are related to in-process software development initiatives, respectively. During the six months ended September 26, 2015, $6.4 million of capitalized costs were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment at least annually.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of Accumulated Other Comprehensive Loss, net of tax, for the six months ended September 26, 2015:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total

Balance as of March 28, 2015	$(20,512)	$(8,923)	$7,711	$(21,724)
Other comprehensive (loss)/income before reclassifications	(8,674)	3	(1,486)	(10,157)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	(6,592)	(6,592)
Net current period other comprehensive (loss)/income	(8,674)	3	(8,078)	(16,749)
Balance as of September 26, 2015	$(29,186)	$(8,920)	$(367)	$(38,473)

Details pertaining to the amount reclassified from Accumulated Other Comprehensive Loss for the six months ended September 26, 2015 are as follows:

	Amounts Reclassified from Other Comprehensive Loss	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Realized net gain on derivatives	$6,717	Net revenues, Cost of goods sold, Interest and other expense, net
Income tax effect	(125)	Provision for income taxes
Net of taxes	$6,592

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

Blood and its components – plasma, platelets, and red cells – have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into pharmaceuticals to treat a variety of illnesses and hereditary disorders such as hemophilia. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets treat cancer patients undergoing chemotherapy. Blood is essential to a modern healthcare system.

Products

Our medical device systems provide both automated and manual collection and processing of donated blood, assess likelihood for blood loss, salvage and process blood from surgery patients, and dispense and track blood inventory in the hospital. These systems include devices and single-use, proprietary disposable sets (“disposables”) some of which only operate with our specialized devices. Specifically, our plasma and blood center systems allow users to collect and process only the blood component(s) they target - plasma, platelets, or red blood cells - increasing donor and patient safety as well as collection efficiencies. Our blood diagnostics system assesses a patient's clotting ability to aid clinicians in assessing the cause of bleeding, resulting in overall reductions in blood product usage. Our surgical blood salvage systems allow surgeons to collect the blood lost by a patient in surgery, cleanse the blood, and make it available for transfusion back to the patient. Our blood tracking systems automate the distribution of blood products in the hospital. Our manual blood collection and filtration systems enable the manual collection of all blood components while detecting bacteria, thus reducing the risks of infection through transfusion.

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

Recent Developments

Russian Economic Conditions

Economic weakness in Russia has impacted our financial results in the first half of fiscal 2016. While the need for our products in the Russian marketplace continues, there is reduced government healthcare spending and, as a result, our distributors are placing fewer orders and maintaining less inventory. In the second quarter of fiscal 2016 and 2015, Russia accounted for 2% and 3% of net revenues, respectively. We continue to work closely with our Russian distributors to monitor market conditions and manage credit risk.

Declines in U.S. Blood Center Collections

Sales to U.S. blood centers of our whole blood disposables represent approximately 6% of our total revenue in the second quarter of fiscal 2016. The demand for these disposable products in the U.S. declined in fiscal 2015 and 2014 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols. During the first six months of fiscal 2016, we estimate the decline in U.S. blood center collections to be approximately 8%, compared to approximately 10% in fiscal 2015.

In response to this trend, certain large U.S. blood center collection groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. During fiscal 2014 we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance, LLC with certain whole blood collection components during the calendar years 2014-2016. The agreement included a reduction in average selling prices which was implemented at the end of first quarter of fiscal 2015 and, as a result, negatively impacted our financial results on a comparative basis during the first quarter of fiscal 2016. In March 2014, the American Red Cross selected another exclusive supplier to provide certain whole blood products. This reduced annualized revenues by approximately $25.0 million beginning in the second quarter of fiscal 2015.

Apheresis Red Cell Collection Arrangements

During the first half of fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") pursued arrangements for apheresis red cell collections. These negotiations have largely concluded and will negatively affect red cell revenues and gross margins.

On August 1, 2015, we entered into a contract for apheresis devices and single-use disposables with the American Red Cross. In accordance with this agreement, we provided a one-time payment to assist in the transition of red cell collections to our technology. This contract is expected to result in 100% share of the American Red Cross's apheresis red cell collection business and higher sales volumes, but at lower prices. However, considering the price concessions, we expect that the overall impact of this contract will be a decrease in revenue and gross profit.

In addition, both Blood Center GPOs have selected competitive technologies. We expect revenue to decline as their individual blood center members convert to the competitive technologies.

Red cell disposable revenues in the U.S. totaled $37.6 million during fiscal 2015 and $17.9 million during the first half of fiscal 2016.

Interim Impairment Considerations

Goodwill and intangible assets are reviewed at least annually for impairment. We review our amortizable intangible assets when conditions indicate that an impairment may exist. Those conditions include, but are not limited to, a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the market for our products, such as pricing or total market size. We perform our annual goodwill impairment test on the first day of the fiscal fourth quarter for each of our reporting units. We first perform a qualitative test and if necessary, perform a quantitative test. We perform reviews on an interim basis between annual tests when events or circumstances indicate that an impairment may have arisen.

To perform our goodwill impairment test, we estimate the fair value of our reporting units, using either an income approach (discounted cash flow) or a market multiple approach, and compare the fair value of each reporting unit to its carrying value.  We have five reporting units that are organized based primarily on geography: North America Plasma, North America Blood Center and Hospital, Europe, Asia-Pacific and Japan. As more fully described in our Form 10-k, we used a market multiple approach in our most recent annual test, in which we estimated the fair value of our reporting units based on a combination of, a) market multiples of projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and b) market multiples of projected net revenues for each individual reporting unit. Based on this most recent test, none of our reporting units had goodwill impairment.

The aforementioned recent developments in Russia and our US blood center business have negatively impacted EBITDA and revenues for our North America Blood Center and Hospital and Europe reporting units. While we do not currently believe that it is more likely than not that the fair value of any of our reporting units is below its carrying value, declines in forecasted EBITDA and revenues negatively impact reporting unit fair values. As a result, it is reasonably possible that the goodwill allocated to those reporting units will fail the first step of the impairment test in future reporting periods. We also continue to monitor our amortizable intangible assets for potential impairment resulting from reductions in forecasted revenues and EBITDA.

Value Creation and Capture Initiatives

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network is expected to be completed in fiscal 2017 and included changes to the manufacturing footprint and supply chain structure (the "Network Plan"). To date, we have (i) discontinued manufacturing activities at our Ascoli-Piceno, Italy and Bothwell, Scotland facilities, (ii) expanded our facility in Tijuana, Mexico, (iii) engaged Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (iv) built a new manufacturing facility in Penang, Malaysia closer to our customers in Asia. See the Liquidity and Capital Resources discussion for further discussion of the costs of these activities.

Our VCC initiatives are largely completed. We expect to complete the transfer of manufacturing activities from the Braintree, Massachusetts facility by the end of fiscal 2016 and the Bothwell, Scotland facility by early fiscal 2017.

TEG 6s Hemostasis Management Device Receives Final U.S. Regulatory Clearance

During the first quarter of fiscal 2016, our next generation diagnostics device, the TEG 6s, and its single-use disposable cartridges received final U.S. regulatory clearance for use in cardiovascular and cardiology procedures. The U.S. commercial launch is currently commencing and sales have been realized in Europe, Australia, and Japan in the first half of fiscal 2016.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)
Net revenues	$219,693	$227,580	(3.5)%	$433,106	$452,068	(4.2)%
Gross profit	$105,297	$108,114	(2.6)%	$207,836	$214,392	(3.1)%
% of net revenues	47.9%	47.5%		48.0%	47.4%
Operating expenses	$86,118	$95,707	(10.0)%	$185,051	$203,650	(9.1)%
Operating income	$19,179	$12,407	54.6%	$22,785	$10,742	112.1%
% of net revenues	8.7%	5.5%		5.3%	2.4%
Interest and other expense, net	$(2,606)	$(2,645)	(1.5)%	$(4,615)	$(5,188)	(11.0)%
Income before provision for income taxes	$16,573	$9,762	69.8%	$18,170	$5,554	227.2%
Provision for income taxes	$3,710	$2,275	63.1%	$5,574	$1,715	225.0%
% of pre-tax income	22.4%	23.3%		30.7%	30.9%
Net income	$12,863	$7,487	71.8%	$12,596	$3,839	228.1%
% of net revenues	5.9%	3.3%		2.9%	0.8%
Earnings per share-diluted	$0.25	$0.14	78.6%	$0.24	$0.07	242.9%

Net revenues decreased 3.5% and 4.2% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, net revenues were flat for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Revenue increases in plasma and TEG disposables were offset by declines in Russia due to market conditions and reduced Japan platelet sales for the three months ended September 26, 2015. Revenues for the six months ended September 26, 2015 were also negatively impacted by our reduced share of the declining U.S. whole blood market.

Operating income increased 54.6% and 112.1% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Foreign exchange did not have an effect on operating income for the three and six months ended September 26, 2015 as compared to the same periods of fiscal 2015. Operating income increased for the three and six months ended September 26, 2015 primarily as a result of the reduction in restructuring and transformation expenses of $8.7 million and $16.9 million, respectively, as compared to the same periods of fiscal 2015. The reduction of restructuring and transformation expenses were partially offset by the declines in Russia, Japan, and the U.S. whole blood market discussed above.

Net income increased 71.8% and 228.1% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Foreign exchange did not have an effect on net income for the three and six months ended September 26, 2015 as compared to the same periods of fiscal 2015. The change in net income is attributable to the increase in operating income described above, offset by an increase in the income tax provision.

RESULTS OF OPERATIONS

Net Revenue by Geography

	Three Months Ended			Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)
United States	$127,031	$124,406	2.1%	$247,726	$245,155	1.0%
International	92,662	103,174	(10.2)%	185,380	206,913	(10.4)%
Net revenues	$219,693	$227,580	(3.5)%	$433,106	$452,068	(4.2)%

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. approximated 42.2% and 42.8% of total net revenues for the three and six months ended September 26, 2015, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our revenue was impacted by changes in the value of these currencies relative to the U.S. Dollar.

We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations. Relative weakness in the Japanese Yen and Euro to the U.S. Dollar is expected to negatively impact revenue and operating income in the second half of fiscal 2016 and into fiscal 2017. International revenue was also negatively impacted by reduced sales to our Russian distributors in the first half of fiscal 2016.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net revenue by Product Type

	Three Months Ended			Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)
Disposables	$188,575	$194,245	(2.9)%	$374,305	$390,438	(4.1)%
Software solutions	17,701	18,145	(2.4)%	34,540	35,883	(3.7)%
Equipment & other	13,417	15,190	(11.7)%	24,261	25,747	(5.8)%
Net revenues	$219,693	$227,580	(3.5)%	$433,106	$452,068	(4.2)%

Disposables Revenue

	Three Months Ended			Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)
Plasma disposables	$83,905	$80,355	4.4%	$164,871	$159,582	3.3%
Blood center disposables
Platelet	34,138	39,370	(13.3)%	65,167	77,541	(16.0)%
Red cell	9,303	10,176	(8.6)%	19,955	20,422	(2.3)%
Whole blood	30,403	33,738	(9.9)%	62,827	71,688	(12.4)%
	73,844	83,284	(11.3)%	147,949	169,651	(12.8)%
Hospital disposables
Diagnostics	12,473	10,047	24.1%	24,234	19,645	23.4%
Surgical	14,694	15,661	(6.2)%	29,611	31,281	(5.3)%
OrthoPAT	3,659	4,898	(25.3)%	7,640	10,279	(25.7)%
	30,826	30,606	0.7%	61,485	61,205	0.5%
Total disposables revenues	$188,575	$194,245	(2.9)%	$374,305	$390,438	(4.1)%

Our disposables revenue stream includes the sales of single-use disposables, which accounted for 85.8% and 85.4% of our total revenue for the three months ended September 26, 2015 and September 27, 2014, respectively, and 86.4% of our total revenue for both the six months ended September 26, 2015 and September 27, 2014.

Disposables revenue decreased 2.9% and 4.1% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, disposables revenue was flat for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Revenue increases in plasma and TEG disposables were offset by declines in sales of our blood center disposables.

Plasma Disposables

Plasma disposables revenue increased 4.4% and 3.3% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, plasma revenue increased 7.3% and 5.9% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Plasma revenue increased due to higher volumes in the U.S. associated with end market growth for plasma-derived biopharmaceuticals. This growth was partially offset by fewer plasma collections in Germany and market conditions in Russia.

Blood Center Disposables

Platelet
We continue to see significant differences in demand for our platelet products in various markets depending on access to health care and adoption of certain efficient collection techniques. In emerging markets, increased access to health care continues to increase the demand for platelet transfusions, while increases in the demand for platelet transfusions in developed markets is modest.  Collection efficiencies which increase the yield of platelets per collection and more efficient use of collected platelets reduce the number of collections required to meet market demand. Where we see adoption of these techniques we experience reduced demand for our products, however, not all markets have adopted these alternative collection methods at the same level. Japan's recent adoption of these techniques has begun to negatively impact revenue from platelet collection disposables.

Platelet disposables revenue decreased 13.3% and 16.0% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, platelet disposable revenue decreased 6.4% and 9.7% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. The decrease in platelet disposable revenue during the second quarter of fiscal 2016 was primarily the result of lower sales in Japan due to the adoption of the collection methods discussed above, partially offset by a strong second quarter in the Middle East. During the first half of fiscal 2016, the decrease in platelet disposable revenue was primarily due to declines in sales in Japan, Russia, and China due to collection methods in Japan, reductions in inventory on hand by our largest Russian distributor, and the timing of orders in China.

Red Cell and Whole Blood
Red cell disposables revenue decreased 8.6% and 2.3% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, red cell disposables revenue decreased 7.6% and 1.2% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. The decrease during the three and six months ended September 26, 2015 was driven by price reductions in our principal red cell market in the U.S. During the first half of fiscal 2016, U.S. blood collection groups pursued arrangements for apheresis red cell collections with the objective of standardizing their collection technology and securing price reductions. These arrangements are now largely in place and began to negatively affect red cell revenues and gross margins during the second quarter of fiscal 2016.

As discussed above, during the second quarter of fiscal 2016, we entered into a contract with the American Red Cross which included an incentive to transition to our technology and price reductions tied to higher volumes. In addition, both Blood Center GPOs have selected competitive technologies. We expect revenue to decline from both the lower pricing in the American Red Cross contract and the conversion by Blood Center GPO's to the competitive technologies. Red cell disposable revenues in the U.S. totaled $37.6 million during fiscal 2015 and $17.9 million during the first half of fiscal 2016.

Whole blood disposables revenue decreased 9.9% and 12.4% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, whole blood revenue decreased 6.7% and 9.8% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Revenue for the three and six months ended September 26, 2015 decreased primarily due to a declining U.S. whole blood market. The anniversary of the loss of the American Red Cross whole blood business occurred at the end of the first quarter of fiscal 2016, however, we continue to be negatively impacted by the declining market. Declines in the Middle East were offset by growth in Korea, both of which were primarily the result of the timing of orders.

Hospital Disposables

Diagnostics
Diagnostics product revenue consists principally of the consumable reagents used with the TEG hemostasis management family of products. Revenue from our diagnostics products increased 24.1% and 23.4% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, diagnostics product revenues increased 23.3% and 21.5% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. The revenue increase is due to continued adoption of our TEG analyzer, principally in the U.S. and China. We are expecting our growth rate to increase with the launch of the TEG 6s device and disposables which received final U.S. regulatory clearance in the first quarter of fiscal 2016.

Surgical
Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 6.2% and 5.3% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, surgical disposables revenue was flat for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Minimal growth in emerging markets was offset by minimal declines in the U.S. and Western Europe.

OrthoPAT
Revenues from our OrthoPAT disposables decreased 25.3% and 25.7% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 19.4% and 20.5% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT disposables. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT disposables.

Software Solutions Revenue

Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues decreased 2.4% and 3.7% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, software revenues were flat for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. In fiscal 2016, increased support and maintenance revenue in the U.S. was offset by reductions in implementations as we develop the pipeline for the new BloodTrack product.

Equipment & Other Revenue

Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues decreased 11.7% and 5.8% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, equipment and other revenues decreased 6.5% for the three months ended September 26, 2015 and were flat for the six months ended September 26, 2015, as compared to the same periods of fiscal 2015. The decrease in revenue during the three months ended September 26, 2015 was primarily due to the timing of orders, as sizable orders were made in the second quarter of fiscal 2015. For the six months ended September 26, 2015, the growth in the U.S. and Asia achieved in the first quarter of fiscal 2016, was offset by the unfavorable timing of orders discussed above.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)
Gross profit	$105,297	$108,114	(2.6)%	$207,836	$214,392	(3.1)%
% of net revenues	47.9%	47.5%		48.0%	47.4%

Gross profit decreased 2.6% and 3.1% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, gross profit increased 0.8% and 0.4% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. The gross profit margin increased by 40 and 60 basis points for the three and six months ended September 26, 2015, respectively, as compared to the same period of fiscal 2015. The increase in gross profit margin during the three and six months ended September 26, 2015 was primarily due to cost savings from productivity programs, including the VCC initiatives. The increase was partially offset by product mix and price reductions in our blood center business. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)
Research and development	$11,553	$10,938	5.6%	$22,874	$26,319	(13.1)%
% of net revenues	5.3%	4.8%		5.3%	5.8%
Selling, general and administrative	$74,565	$84,769	(12.0)%	$162,177	$177,331	(8.5)%
% of net revenues	33.9%	37.2%		37.4%	39.2%
Total operating expenses	$86,118	$95,707	(10.0)%	$185,051	$203,650	(9.1)%
% of net revenues	39.2%	42.1%		42.7%	45.0%

Research and Development

Research and development expenses increased 5.6% and decreased 13.1% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, research and development expenses increased 7.4% and decreased 11.2% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. The increase for the three months ended September 26, 2015 was primarily driven by increased activities for several projects designed to support our long-term product plans and to increase our competitiveness, partially offset by a reduction in restructuring and transformation costs of $0.9 million. For the six months ended September 26, 2015, the decrease was primarily the result of a reduction in restructuring and transformation costs of $4.1 million, partially offset by the increased research and development activities discussed above.

Selling, General and Administrative

Selling, general and administrative expenses decreased 12.0% and 8.5% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 8.0% and 4.6% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. The decrease for the three and six months ended September 26, 2015 was primarily the result of reductions in restructuring and transformation costs of $5.9 million and $9.3 million, respectively. In addition, reduced sales and marketing activities in Europe and the donor business in the U.S., as well as decreased variable compensation, contributed to the reduction. The decrease in fiscal 2016 was partially offset by increased spending in sales and marketing activities related to Asia Pacific, and our plasma and TEG businesses.

Interest and Other Expense, Net

Interest and other expense, net decreased 1.5% and 11.0% for the three and six months ended September 26, 2015, respectively, as compared to the same periods of fiscal 2015. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The effective interest rate on total debt outstanding for the three months ended September 26, 2015 was 1.9%.

Income Taxes

	Three Months Ended			Six Months Ended
	September 26, 2015	September 27, 2014	% Increase/ (Decrease)	September 26, 2015	September 27, 2014	% Increase/ (Decrease)
Reported income tax rate	22.4%	23.3%	(0.9)%	30.7%	30.9%	(0.2)%

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is lower than the U.S. federal statutory rate in all reported periods as the income tax rates in the foreign jurisdictions are generally lower than the U.S. statutory tax rate.

The reported income tax rate for the six months ended September 26, 2015 was 30.7%, as compared to a reported income tax rate of 30.9% for the six months ended September 27, 2014. During the six months ended September 26, 2015, we recorded pre-tax losses in Scotland, Italy and Malaysia due to restructuring and transformation costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to the valuation allowance maintained against our net deferred tax assets in these jurisdictions. Similarly, during the six months ended September 27, 2014, we recorded pre-tax losses in Scotland and Malaysia associated with restructuring costs, and we did not record a corresponding tax benefit due to the valuation allowance maintained against our net deferred tax assets in these jurisdictions. We recorded tax expense of $1.0 million during the six months ended September 26, 2015 as a result of a deferred tax rate change which impacted an indefinite-lived deferred tax liability of our Puerto Rican subsidiary. We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 26, 2015	March 28, 2015
Cash & cash equivalents	$100,247	$160,662
Working capital	$312,619	$381,185
Current ratio	2.7	3.0
Net debt (1)	$(334,061)	$(267,229)
Days sales outstanding (DSO)	60	58
Disposable finished goods inventory turnover	4.4	4.3

(1)	Net debt position is the sum of cash and cash equivalents less total debt.

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

On April 28, 2014, we announced a share repurchase plan of up to $100.0 million worth of shares in the open market. The repurchase program adheres to all debt covenants and is subject to market conditions. During the three months ended September 26, 2015, we completed this repurchase program, purchasing approximately 0.5 million shares at a total cost of $20.1 million. In total, we repurchased approximately 2.7 million shares at a total cost of $100.0 million under this plan.

Debt

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $429.4 million as of September 26, 2015. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of September 26, 2015.

Cash Flows

	Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$36,761	$44,980	$(8,219)
Investing activities	(52,837)	(70,495)	(17,658)
Financing activities	(43,981)	(35,456)	8,525
Effect of exchange rate changes on cash and cash equivalents (1)	(358)	(1,527)	1,169
Net decrease in cash and cash equivalents	$(60,415)	$(62,498)

(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $8.2 million during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014. Cash provided by operating activities decreased primarily due to a working capital outflow, partially offset by increased earnings resulting from a reduction in expenses associated with our VCC initiatives during the six months ended September 26, 2015. The working capital outflow was primarily attributable to a decrease in accounts payable and accrued expenses, driven largely by the annual payout of cash bonuses for performance in the prior fiscal year. Also contributing to the reduction in cash provided by operating activities was a significant decrease in accounts receivable during the prior year comparable period due to a reduction in revenues. The decrease in cash provided by operating activities was partially offset by lower inventory purchases during the six months ended September 26, 2015 as compared to the six months ended September 27, 2014.

Net cash used in investing activities decreased by $17.7 million during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014. The decrease in cash used in investing activities was the result of a reduction in capital expenditures in the first half of fiscal 2016 related to manufacturing operations under construction in Malaysia and Tijuana, which have been substantially completed. During the six months ended September 27, 2014, cash used in investing activities included significant costs related to plant construction activities in Malaysia and Tijuana and the purchase of two previously leased facilities, our manufacturing facility in Salt Lake City and an administrative office at our corporate headquarters in Braintree, Massachusetts.

Net cash used in financing activities increased by $8.5 million during the six months ended September 26, 2015, as compared to the six months ended September 27, 2014. This was primarily due to $61.0 million of cash used to repurchase shares during the six months ended September 26, 2015, as discussed above, compared to the $33.8 million used for repurchase during the six months ended September 27, 2014. This was offset by lower term loan repayments during the six months ended September 26, 2015 due to our debt restructuring and an increase in short-term loans.

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

Foreign Exchange

During the six months ended September 26, 2015, approximately 42.8% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars, and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (USD per Euro)
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
FY16	1.35	2%	1.29	(4)%	1.25	(7)%	1.13	(18)%
FY17	1.09	(19)%	1.11	(14)%	—	—%	—	—%
Japanese Yen - Hedge Spot Rate (JPY per USD)
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
FY16	102.05	(5)%	106.84	(9)%	118.46	(17)%	117.25	(14)%
FY17	124.07	(22)%	122.18	(14)%	—	—%	—	—%
Australian Dollar - Hedge Spot Rate (USD per AUD)
FY14	—	—%	0.92	—%	0.91	—%	0.92	—%
FY15	0.90	—%	0.94	2%	0.94	3%	0.90	(2)%
FY16	0.94	4%	0.91	(3)%	0.85	(10)%	0.79	(12)%
FY17	0.76	(19)%	0.73	(20)%	—	—%	—	—%

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per USD)
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—%	—	—%	1.08	8%	1.09	8%
FY16	1.13	—%	1.14	—%	1.17	8%	1.25	15%
FY17	1.24	10%	1.30	14%	—	—%	—	—%
British Pound - Hedge Spot Rate (USD per GBP)
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
FY16	1.64	(5)%	1.57	—%	1.57	3%	1.53	7%
FY17	1.55	5%	—	—%	—	—%	—	—%
Swiss Franc - Hedge Spot Rate (CHF per USD)
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.90	(2)%	0.89	(4)%
FY16	0.90	(4)%	0.95	3%	0.94	4%	0.92	3%
FY17	0.93	3%	0.97	2%	—	—%	—	—%
Mexican Peso - Hedge Spot Rate (MXN per USD)
FY14	12.34	—%	12.35	—%	12.22	—%	12.20	—%
FY15	12.40	—%	13.06	6%	13.09	7%	13.08	7%
FY16	13.10	6%	13.07	—%	13.63	4%	14.46	11%
FY17	15.20	16%	15.73	20%	16.91	24%	—	—%

We generally place our cash flow hedge contracts on a rolling twelve month basis.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2, Recent Accounting Pronouncements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Information

Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: the effects of disruption from the manufacturing transformation making it more difficult to maintain relationships with employees and timely deliver high quality products, unexpected expenses incurred during our Value Creation and Capture program, asset revaluations to reflect current business conditions, technological advances in the medical field and standards for transfusion medicine and our ability to successfully commercialize products that incorporate such advances and standards, customer acceptance of new products, demand for whole blood and blood components, product quality, market acceptance, regulatory uncertainties, including the receipt or timing of regulatory approvals, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure relative to market risk is due to foreign exchange risk and interest rate risk.

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to mitigate, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in an $8.8 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in an $8.9 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of September 26, 2015 was $429.4 million with an interest rate of 1.625% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.3 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of September 26, 2015, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 26, 2015. There has been no change in our internal control over financial reporting during the quarter ended September 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 26, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.8 million. It is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses and therefore no amounts have been accrued. We may receive other, similar claims in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
In the April 28, 2014 press release, we announced that our Board of Directors approved the repurchase of up to $100.0 million worth of Company shares, subject to compliance with its loan covenants. In the second quarter of fiscal 2016, we completed the repurchase program. In total, we repurchased 2,661,945 shares of our common stock for an aggregate purchase price of $100.0 million. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued).
All of the purchases during the year were made under the publicly announced program and were made in the open market.

Period	Total Number of Shares Repurchased	Average Price Paid per Share including Commissions	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 30, 2014 - April 26, 2014	—	$—	$—	$100,000,000
April 27, 2014 - May 24, 2014	694,162	$31.81	$22,079,008	$77,920,992
May 25, 2014 - June 28, 2014	139,595	$34.23	$4,778,988	$73,142,004
June 29, 2014 - July 26, 2014	75,185	$35.49	$2,668,606	$70,473,398
July 27, 2014 - August 23, 2014	63,730	$36.12	$2,302,197	$68,171,201
August 24, 2014 - September 27, 2014	62,144	$35.55	$2,209,060	$65,962,141
September 28, 2014 - October 25, 2014	66,089	$35.04	$2,316,065	$63,646,076
October 26, 2014 - November 22, 2014	45,129	$36.48	$1,646,262	$61,999,814
November 23, 2014 - December 27, 2014	19,055	$36.76	$700,422	$61,299,392
December 28, 2014 - January 24, 2015	6,877	$36.93	$253,942	$61,045,450
January 25, 2015 - February 21, 2015	2,145	$36.92	$79,194	$60,966,256
February 22, 2015 - March 28, 2015	—	$—	$—	$60,966,256
March 29, 2015 - April 25, 2015	—	$—	$—	$60,966,256
April 26, 2015 - May 23, 2015	596,987	$41.09	$24,528,763	$36,437,493
May 24, 2015 - June 27, 2015	387,719	$42.23	$16,372,940	$20,064,553
June 28, 2015 - July 25, 2015	157,603	$40.61	$6,400,234	$13,664,319
July 26, 2015 - August 22, 2015	345,525	$39.55	$13,664,319	$—
Total	2,661,945	$37.57	$100,000,000

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. [Removed and Reserved]

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Ronald Gelbman, Interim Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Ronald Gelbman, Interim Chief Executive Officer of the Company

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development of the Company

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 26, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
11/4/2015	By:	/s/ Ronald Gelbman
Ronald Gelbman, Interim Chief Executive Officer
(Principal Executive Officer)

11/4/2015	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)