Form 10-Q
period 2015-12-26
HAEMONETICS CORP
filed 2016-02-02
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: December 26, 2015
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
The number of shares of $0.01 par value common stock outstanding as of January 23, 2016: 50,847,663

HAEMONETICS CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income - Three and Nine Months Ended December 26, 2015 and December 27, 2014	3
Unaudited Consolidated Balance Sheet - December 26, 2015 and Audited Consolidated Balance Sheet - March 28, 2015	4
Unaudited Consolidated Statements of Cash Flows - Nine Months Ended December 26, 2015 and December 27, 2014	5
Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4. Controls and Procedures	36

PART II. OTHER INFORMATION	37

ITEM 1. Legal Proceedings	37

ITEM 1A. Risk Factors	37

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

ITEM 3. Defaults upon Senior Securities	37

ITEM 4. Mine Safety Disclosures	37

ITEM 5. (Removed and Reserved)	37

ITEM 6. Exhibits	38

SIGNATURES	39

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net revenues	$233,384	$231,827	$666,490	$683,895
Cost of goods sold	124,529	120,166	349,799	357,842
Gross profit	108,855	111,661	316,691	326,053
Operating expenses:
Research and development	10,942	10,643	33,816	36,962
Selling, general and administrative	78,940	82,512	240,946	259,383
Impairment of goodwill and intangible assets	85,048	—	85,048	—
Contingent consideration (income) expense	(4,898)	246	(4,727)	706
Total operating expenses	170,032	93,401	355,083	297,051
Operating (loss) income	(61,177)	18,260	(38,392)	29,002
Interest and other expense, net	(2,141)	(2,308)	(6,756)	(7,496)
(Loss) income before (benefit from) provision for income taxes	(63,318)	15,952	(45,148)	21,506
(Benefit from) provision for income taxes	(3,878)	(36)	1,696	1,679
Net (loss) income	$(59,440)	$15,988	$(46,844)	$19,827

Net (loss) income per share - basic	$(1.17)	$0.31	$(0.92)	$0.38
Net (loss) income per share - diluted	$(1.17)	$0.31	$(0.92)	$0.38

Weighted average shares outstanding
Basic	50,741	51,432	50,927	51,521
Diluted	50,741	51,962	50,927	52,024

Comprehensive (loss) income	$(62,316)	$8,346	$(66,469)	$10,841
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 26, 2015	March 28, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,167	$160,662
Accounts receivable, less allowance of $2,251 at December 26, 2015 and $1,749 at March 28, 2015	148,774	145,827
Inventories, net	203,863	211,077
Deferred tax asset, net	11,995	12,608
Prepaid expenses and other current assets	31,564	40,103
Total current assets	501,363	570,277
Property, plant and equipment, net	332,772	321,948
Intangible assets, less accumulated amortization of $177,424 at December 26, 2015 and $133,175 at March 28, 2015	214,809	244,588
Goodwill	266,945	334,310
Deferred tax asset, long term	5,290	3,023
Other long-term assets	15,243	11,271
Total assets	$1,336,422	$1,485,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$46,293	$21,522
Accounts payable	39,636	48,425
Accrued payroll and related costs	38,204	51,115
Accrued taxes	1,791	3,819
Other current liabilities	49,410	64,211
Total current liabilities	175,334	189,092
Long-term debt, net of current maturities	380,814	406,369
Long-term deferred tax liability	33,510	32,097
Other long-term liabilities	27,212	31,737
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,798,396 shares at December 26, 2015 and 51,670,969 shares at March 28, 2015	508	517
Additional paid-in capital	435,477	426,964
Retained earnings	324,916	420,365
Accumulated other comprehensive loss	(41,349)	(21,724)
Total stockholders’ equity	719,552	826,122
Total liabilities and stockholders’ equity	$1,336,422	$1,485,417

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 26, 2015	December 27, 2014
Cash Flows from Operating Activities:
Net (loss) income	$(46,844)	$19,827
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	67,721	63,891
Impairment of goodwill and intangible assets	85,048	—
Amortization of financing costs	648	797
Stock-based compensation expense	6,199	10,219
Deferred tax benefit	(7,088)	—
Loss on sale of property, plant and equipment	29	612
Unrealized (gain)/loss from hedging activities	(2,867)	1,477
Change in fair value of contingent consideration	(4,727)	706
Asset write-down	185	1,246
Change in operating assets and liabilities:
Change in accounts receivable, net	(3,608)	14,422
Change in inventories	6,268	(17,906)
Change in prepaid income taxes	997	(219)
Change in other assets and other liabilities	6,622	(18,834)
Tax benefit of exercise of stock options	—	961
Change in accounts payable and accrued expenses	(39,971)	(5,326)
Net cash provided by operating activities	68,612	71,873
Cash Flows from Investing Activities:
Capital expenditures	(73,871)	(100,530)
Proceeds from sale of property, plant and equipment	397	387
Other acquisitions and investments	(3,000)	—
Net cash used in investing activities	(76,474)	(100,143)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(845)	(778)
Net increase (decrease) in short-term loans	7,143	(357)
Repayment of term loan borrowings	(7,114)	(8,531)
Proceeds from employee stock purchase plan	4,340	4,763
Proceeds from exercise of stock options	10,489	7,926
Share repurchases	(60,984)	(38,701)
Net cash used in financing activities	(46,971)	(35,678)
Effect of exchange rates on cash and cash equivalents	(662)	(3,321)
Net Change in Cash and Cash Equivalents	(55,495)	(67,269)
Cash and Cash Equivalents at Beginning of Period	160,662	192,469
Cash and Cash Equivalents at End of Period	$105,167	$125,200
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,206	$6,271
Income taxes paid	$5,884	$10,727
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$9,259	$5,755

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 26, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2016, or any other interim period. Operating results for the nine months ended December 26, 2015 include the correction of an understatement of the provision for income taxes in fiscal 2015, as well as the correction of an overstated liability in fiscal 2014, both of which were determined to be immaterial to all periods impacted. Absent these corrections, our net income for the nine months ended December 26, 2015 would have been $1.1 million lower than the amount included in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 28, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on a classified balance sheet. Currently under GAAP, deferred income tax assets and liabilities are separated into current and non-current amounts in the balance sheet. ASU No. 2015-17 requires that all deferred tax assets and liabilities be classified as non-current in the balance sheet. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Management believes the adoption of ASU No. 2015-17 will have an impact on our financial statement presentation, but will not have a material effect on our financial position or results of operations.
3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	December 26, 2015	December 27, 2014
Basic EPS
Net (loss) income	$(59,440)	$15,988
Weighted average shares	50,741	51,432
Basic (loss) income per share	$(1.17)	$0.31
Diluted EPS
Net (loss) income	$(59,440)	$15,988
Basic weighted average shares	50,741	51,432
Net effect of common stock equivalents	—	530
Diluted weighted average shares	50,741	51,962
Diluted (loss) income per share	$(1.17)	$0.31

	Nine Months Ended
(In thousands, except per share amounts)	December 26, 2015	December 27, 2014
Basic EPS
Net (loss) income	$(46,844)	$19,827
Weighted average shares	50,927	51,521
Basic (loss) income per share	$(0.92)	$0.38
Diluted EPS
Net (loss) income	$(46,844)	$19,827
Basic weighted average shares	50,927	51,521
Net effect of common stock equivalents	—	503
Diluted weighted average shares	50,927	52,024
Diluted (loss) income per share	$(0.92)	$0.38

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the three and nine months ended December 26, 2015, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect. Weighted average shares outstanding, assuming dilution, excludes the impact of 1.7 million and 1.6 million anti-dilutive shares for the three and nine months ended December 27, 2014, respectively.

4. STOCK-BASED COMPENSATION

Total stock-based compensation expense of $6.2 million and $10.2 million was recognized for the nine months ended December 26, 2015 and December 27, 2014, respectively. There was no related income tax benefit recognized for the nine months ended December 26, 2015 and the related income tax benefit recognized for the nine months ended December 27, 2014 was $3.3 million.

The weighted average fair value for our options granted was $7.41 and $7.89 per share for the nine months ended December 26, 2015 and December 27, 2014, respectively. The assumptions utilized for estimating the fair value of option grants during the periods presented are as follows:

	Nine Months Ended
	December 26, 2015	December 27, 2014
Stock Options Black-Scholes assumptions (weighted average):
Volatility	22.82%	22.45%
Expected life (years)	4.9	4.9
Risk-free interest rate	1.40%	1.75%
Dividend yield	—%	—%

As of December 26, 2015, there was $18.2 million of total unrecognized compensation cost related to non-vested equity based compensation, including stock options, restricted stock units, market stock units and performance share units. This cost is expected to be recognized over a weighted average period of 2.9 years.

During the nine months ended December 26, 2015 and December 27, 2014, there were 145,334 and 183,808 shares, respectively, purchased under the Employee Stock Purchase Plan at an average price of $29.87 and $25.92 per share, respectively.

5. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014
Warranty accrual as of the beginning of the period	$531	$590
Warranty provision	532	890
Warranty spending	(701)	(941)
Warranty accrual as of the end of the period	$362	$539

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill Impairment Testing and Charges

Under ASC Topic 350, Intangibles - Goodwill and Other, goodwill and intangible assets determined to have indefinite useful lives are not amortized. Instead these assets are evaluated for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. Our reporting units for purposes of assessing goodwill impairment are the same as our operating segments, which are organized primarily based on geography and include: North America Plasma, Americas Blood Center and Hospital, Europe, Middle East, and Africa (collectively "EMEA"), Asia-Pacific and Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due the size and scale of the plasma business.

During the third quarter of each fiscal year, we prepare our long term projections for net revenues, income and operating cash flows. The economic weakness in EMEA, particularly Russia, and declines in our U.S. blood center collections have negatively impacted earnings before interest, taxes, depreciation, and amortization ("EBITDA") and net revenues for our EMEA and Americas Blood Center and Hospital reporting units. Because of these market conditions and key uncertainties, including the market rate of adoption of our new products and the negative impact of intense competitive pressure on pricing and market share, we lowered our expectations in terms of the timing and amount of our future revenue, income and cash flows. As a result, we concluded in the third quarter of fiscal 2016 that indicators of potential goodwill impairment were present for the EMEA and Americas Blood Center and Hospital reporting units, therefore requiring an interim test for goodwill impairment.

In accordance with ASC Topic 350, we prepared a “Step 1” Test that compared the estimated fair value of each reporting unit to its carrying value. We utilized a discounted cash flow approach in order to value our reporting units for the Step 1 Test, which required that we forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that was derived, in part, from comparable companies within similar industries. The discounted cash flow calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit. We believe that our procedures for estimating discounted future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.

The results of the Step 1 Test performed in the third quarter of fiscal 2016 indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of EMEA, for which we recorded an estimated goodwill impairment charge, as discussed below. Based on this Step 1 analysis, the reporting unit that is most at risk of impairment in future periods is the Americas Blood Center and Hospital, which has an excess fair value over carrying value of approximately 25.8% and has allocated goodwill of $175.9 million as of December 26, 2015. We believe that our assumptions used to determine the fair value of the Americas Blood Center and Hospital reporting unit were reasonable. If different assumptions were to be used, particularly with respect to estimating future cash flows, or if actual operating results and cash flows of the Americas Blood Center and Hospital differ from the estimated operating results and related cash flows, there is the potential that an impairment charge could result in future periods. Additionally, changes to the discount rate or the long-term growth rate could also give rise to an impairment in future periods.

As a result of the carrying value of the EMEA reporting unit exceeding its estimated fair value, a "Step 2" Test is required for this reporting unit. The Step 2 Test measures the impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. To the extent the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized.
The Step 2 Test under ASC Topic 350 requires us to perform a theoretical purchase price allocation for the EMEA reporting unit to determine the implied fair value of goodwill as of the evaluation date. Due to the complexity of the analysis required to complete the Step 2 Test and the timing of our determination of the Step 1 goodwill impairment, we have not yet finalized our Step 2 Test, however, we have completed a preliminary assessment of the expected impact of the Step 1 and Step 2 Tests using reasonable estimates of discounted cash flows and for the theoretical purchase price allocation. Based on this assessment, we have recorded a preliminary estimate of the goodwill impairment loss for the third quarter and first nine months ended December 26, 2015 of $66.3 million, which represents the entire goodwill balance allocated to EMEA. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.

The preliminary estimates of goodwill impairment loss will be finalized prior to the issuance of our Form 10-K for the year ended April 2, 2016 as part of our annual evaluation as of the first day of our fiscal fourth quarter. We believe that the preliminary estimate of goodwill impairment loss is reasonable and represents our best estimate of the goodwill impairment loss to be incurred; however, it is possible that when the year-end tests are completed we may be required to record a material adjustment to this preliminary estimate.

The following procedures are, among others, the more significant analyses that we need to complete to finalize our year end Step 2 Tests for the EMEA reporting unit:

•	Final appraisals to determine the estimated fair value of identifiable intangible assets.

•	Final analysis to determine the estimated fair value adjustment required to inventory.

•	Final deferred tax analysis.

In connection with the preliminary Step 2 Tests, we made what we considered to be reasonable estimates of each of the above items in order to determine our preliminary best estimate of the goodwill impairment loss under the theoretical purchase price allocation required for Step 2 Tests by ASC Topic 350. The completion of the final analyses described above may result in significant changes to the estimates used and therefore may have a significant impact on the final goodwill impairment loss recorded for fiscal 2016. In addition, we may identify other issues during the completion of the Step 2 Tests that may have a significant impact on the final goodwill impairment loss recorded for fiscal 2016.
The changes in the carrying amount of goodwill for fiscal 2016 and 2015 are as follows:

(In thousands)
Carrying amount as of March 29, 2014	$336,768
Effects of change in foreign currency exchange rates	(2,458)
Carrying amount as of March 28, 2015	$334,310
Impairment charge	(66,305)
Effects of change in foreign currency exchange rates	(1,060)
Carrying amount as of December 26, 2015	$266,945

Intangible Asset Impairment
In April 2013, we acquired a patented red cell storage solution, referred to as SOLX, from Hemerus Medical, LLC for cash consideration of $24.1 million plus an agreement to make certain future payments accounted for as contingent consideration.
During the third quarter of fiscal 2016, we received U.S. Food and Drug Administration clearance for the SOLX solution with a Haemonetics whole blood filter. Currently, the vast majority of the U.S. market utilizes a red cell filter, not a whole blood filter, for whole blood collection procedures as they seek to optimize blood component yield from each collection. To bring SOLX to market with a red cell filter requires substantial additional investment. Accordingly, we conducted a final market review prior to proceeding with this investment, which indicated customers would not pay a price for a SOLX collection kit sufficient to recover the cost to produce it, or to provide an adequate return on the additional investment. As result, we have suspended further investment in the SOLX technology and have recorded an impairment charge of $18.7 million to write down the carrying value of the SOLX intangible assets as of December 26, 2015. In addition, we reversed the $4.9 million of contingent consideration liability we had recorded, as we now do not expect to achieve the conditions that called for its payment.

The gross carrying amount of intangible assets and the related accumulated amortization, as of December 26, 2015 and March 28, 2015 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization(1)	Net	Weighted Average Useful Life
				(In years)
As of December 26, 2015
Patents	$11,210	$7,445	$3,765	9
Capitalized software	52,557	9,242	43,315	6
Other developed technology	126,066	70,887	55,179	12
Customer contracts and related relationships	195,368	84,758	110,610	10
Trade names	7,032	5,092	1,940	11
Total intangibles	$392,233	$177,424	$214,809	10
(1)Includes impairment of SOLX asset, as discussed above.

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
				(In years)
As of March 28, 2015
Patents	$10,473	$7,373	$3,100	9
Capitalized software	39,690	5,654	34,036	7
Other developed technology	124,573	46,474	78,099	12
Customer contracts and related relationships	195,985	70,440	125,545	10
Trade names	7,042	3,234	3,808	11
Total intangibles	$377,763	$133,175	$244,588	10
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are 2 to 19 years. The changes to the net carrying value of our intangible assets from March 28, 2015 to December 26, 2015 reflect the impact of the SOLX impairment discussed above and amortization expense, partially offset by the investment in capitalized software and other less significant intangible assets.
Aggregate amortization expense for amortized intangible assets, excluding the impact of the SOLX impairment, for the nine months ended December 26, 2015 and fiscal year 2015 was $25.9 million and $33.5 million, respectively. Future annual amortization expense on intangible assets is estimated to be as follows:

Fiscal Year	Amount (in thousands)
2016	$7,771
2017	$32,195
2018	$31,411
2019	$29,666
2020 and thereafter	$96,395

7. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	December 26, 2015	March 28, 2015
Raw materials	$62,596	$71,794
Work-in-process	16,421	12,462
Finished goods	124,846	126,821
Total inventory	$203,863	$211,077

8. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the nine months ended December 26, 2015, approximately 43.1% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of December 26, 2015 and March 28, 2015 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive (Loss) Income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $112.9 million as of December 26, 2015 and $145.8 million as of March 28, 2015.

During the nine months ended December 26, 2015, we recognized net gains of $8.8 million in earnings from our cash flow hedges, compared to recognized net gains of $2.9 million during the nine months ended December 27, 2014. For the nine months ended December 26, 2015, a $1.1 million loss, net of tax, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to a gain of $8.4 million, net of tax, for the nine months ended December 27, 2014. At December 26, 2015, losses of $2.1 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of December 26, 2015 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $48.6 million as of December 26, 2015 and $52.6 million as of March 28, 2015.

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

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional amount of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the nine months ended December 26, 2015 and December 27, 2014, a gain of $0.1 million and a loss of $0.3 million, respectively, net of tax, were recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income and comprehensive income for the nine months ended December 26, 2015:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive (Loss) Income	Amount of Gain Excluded from Effectiveness Testing *	Location in Consolidated Statements of Income and Comprehensive (Loss) Income
Derivative Instruments
Designated foreign currency hedge contracts, net of tax	$(1,139)	$8,779	Net revenues, COGS, and SG&A	$56	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		972	Interest and other expense, net
Designated interest rate swaps, net of tax	$139	$—	Interest and other expense, net	$—
*   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of December 26, 2015 or March 28, 2015.

As of December 26, 2015, the amount recognized as a deferred tax liability for designated foreign currency hedges was $0.1 million.

ASC Topic 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 26, 2015, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of December 26, 2015 and March 28, 2015:

(In thousands)	Location in Balance Sheet	December 26, 2015	March 28, 2015
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,395	$9,740
Designated interest rate swaps	Other current assets	65	—
		$1,460	$9,740
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$2,842	$2,499
Designated interest rate swaps	Other current liabilities	—	159
		$2,842	$2,658

Other Fair Value Measurements

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the nine months ended December 26, 2015, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities. As we did not have an impairment of any non-financial assets or non-financial liabilities, there was no disclosure required relating to our non-financial assets or non-financial liabilities.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 26, 2015 and March 28, 2015.

	As of December 26, 2015				As of March 28, 2015
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$66,712	$—	$—	$66,712	$119,946	$—	$—	$119,946
Designated foreign currency hedge contracts	—	1,395	—	1,395	—	9,740	—	9,740
Designated interest rate swaps	—	65	—	65	—	—	—	—
	$66,712	$1,460	$—	$68,172	$119,946	$9,740	$—	$129,686
Liabilities
Designated foreign currency hedge contracts	$—	$2,842	$—	$2,842	$—	$2,499	$—	$2,499
Designated interest rate swaps	—	—	—	—	—	159	—	159
Contingent consideration	—	—	—	—	—	—	4,727	4,727
	$—	$2,842	$—	$2,842	$—	$2,658	$4,727	$7,385

For the nine months ended December 26, 2015, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above table.

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

The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the nine months ended December 26, 2015.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent consideration as of March 28, 2015	$4,727
Fair value adjustment	171
Contingent consideration income	(4,898)
Ending balance	$—

As discussed in Note 6, Goodwill and Intangible Assets, during the nine months ended December 26, 2015, we reversed the remaining $4.9 million of contingent consideration liability associated with the SOLX asset, as we now do not expect to achieve the conditions that called for its payment. This reversal, as well as the fair value adjustment recorded, are included in the Consolidated Statements of (Loss) Income for the nine months ended December 26, 2015.

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value. Details pertaining to the Term Loan can be found in Note 10, Debt.

9. INCOME TAXES

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is lower than the U.S. federal statutory rate in all reported periods as the income tax rates in the foreign jurisdictions are generally lower than the U.S. statutory tax rate.

The reported income tax benefit rate for the nine months ended December 26, 2015 was 3.8%, as compared to a reported income tax provision rate of 7.8% for the nine months ended December 27, 2014.

The change in our reported tax rate for the nine months ending December 26, 2015 relates primarily to the impact of impairment charges recorded during the third quarter of fiscal 2016. During the three and nine months ended December 26, 2015, we recorded goodwill impairment charges of $66.3 million and intangible asset impairment charges of $18.7 million with a corresponding $7.1 million benefit to income taxes.

During the nine months ended December 26, 2015, we recorded pre-tax losses in Scotland, Italy and Malaysia due to restructuring and transformation costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to the valuation allowance maintained against our net deferred tax assets in these jurisdictions. Similarly, during the nine months ended December 27, 2014, we recorded pre-tax losses in Scotland, Italy and Malaysia associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in these jurisdictions. In addition, we recorded discrete tax benefits during the three months ended December 26, 2015 associated with the release of tax reserves due to the expiration of the statute of limitations as well as the retroactive enactment of the U.S. federal research credit.

We recorded tax expense of $1.0 million during the nine months ended December 26, 2015 as a result of a deferred tax rate change which impacted an indefinite-lived deferred tax liability of our Puerto Rican subsidiary.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

10. DEBT

On August 1, 2012, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities had a term of five years and mature on August 1, 2017. Interest was based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of leverage ratios and customary credit terms which included financial and negative covenants.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. At December 26, 2015, $372.3 million was outstanding under the term loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.625%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $422.3 million as of December 26, 2015. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of December 26, 2015. The goodwill and intangible asset impairment charges discussed in Note 6, Goodwill and Intangible Assets, are excluded from the definition of consolidated EBITDA in the Credit Agreement.

The maturity profile is as follows:

Fiscal year (in thousands)	Term Loan
2016	$14,228
2017	42,683
2018	45,054
2019	151,763
2020	168,564
$422,292

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

As of December 26, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.7 million. It is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses and therefore no amounts have been accrued. We may receive other, similar claims in the future.

12. SEGMENT INFORMATION

We manage a global business which designs, manufactures and markets blood management solutions. Our solutions are marketed through operating segments organized primarily on geography: North America Plasma, Americas Blood Center and Hospital, Europe, Middle East, and Africa (collectively "EMEA"), Asia Pacific and Japan.

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

13. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network is expected to be completed in fiscal 2017 and included changes to the manufacturing footprint and supply chain structure (the "Network Plan"). To date, we have (i) discontinued manufacturing activities at our Ascoli-Piceno, Italy and Braintree, Massachusetts facilities, (ii) expanded our facility in Tijuana, Mexico, (iii) engaged Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (iv) built a new manufacturing facility in Penang, Malaysia closer to our customers in Asia. We expect to complete the transfer of manufacturing activities from the Bothwell, Scotland facility by the middle of fiscal 2017. This transition will complete our VCC initiatives announced on May 1, 2013. See the Liquidity and Capital Resources discussion of the Management Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the costs of these activities.

The following summarizes the restructuring costs for the nine months ended December 26, 2015 and December 27, 2014:

	Nine Months Ended December 26, 2015
(In thousands)	Restructuring Accrual Balance at March 28, 2015	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at December 26, 2015
Severance and other employee costs	$16,393	$9,141	$(16,150)	$—	$9,384
Other costs	219	7,846	(7,188)	—	877
Accelerated depreciation	—	1,258	—	(1,258)	—
Asset write-down	—	4	—	(4)	—
Total	$16,612	$18,249	$(23,338)	$(1,262)	$10,261

	Nine Months Ended December 27, 2014
(in thousands)	Restructuring Accrual Balance at March 29, 2014	Restructuring Costs Incurred	Less Payments	Less Non-Cash Adjustments	Restructuring Accrual Balance at December 27, 2014
Severance and other employee costs	$22,908	$15,633	$(21,785)	$—	$16,756
Other costs	728	12,044	(12,527)	—	245
Accelerated depreciation	—	1,158	—	(1,158)	—
Asset write-down	—	295	—	(295)	—
	$23,636	$29,130	$(34,312)	$(1,453)	$17,001

We deployed significant financial resources for these activities.  Many of the costs necessary to complete the VCC initiatives, such as severance and other plant closing costs, qualify as restructuring expenses under ASC 420, Exit or Disposal Cost Obligations. We incurred $18.2 million in severance, asset write-downs and other restructuring charges during the nine months ended December 26, 2015. In addition, we also incurred $6.9 million of costs that do not constitute restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, product line transfer teams and related costs, infrastructure related costs, accelerated depreciation and asset disposals.

We estimate we will incur approximately $40 million in restructuring and transformation costs, net of contingent consideration income, in fiscal 2016. The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and interest and other expense in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the periods presented.

Transformation costs	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Transformation and other costs	$(235)	$5,892	$6,774	$20,877
Accelerated depreciation	10	351	86	769
Asset disposal	18	471	18	471
Total	$(207)	$6,714	$6,878	$22,117

Restructuring costs	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Severance and other employee costs	$1,181	$2,887	$9,141	$15,633
Other costs	2,270	2,691	7,846	12,044
Accelerated depreciation	415	418	1,258	1,158
Asset disposal	—	199	4	295
Total	$3,866	$6,195	$18,249	$29,130

Total restructuring and transformation	$3,659	$12,909	$25,127	$51,247

As discussed in Note 8, Derivatives and Fair Value Measurements, during the three and nine months ended December 26, 2015, we reversed $4.9 million of contingent consideration associated with the SOLX asset, as we now do not expect to achieve the conditions that called for its payment. This reversal is reflected in transformation and other costs in the table above.

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

We capitalized $12.9 million and $6.6 million in software development costs for ongoing initiatives during the nine months ended December 26, 2015 and December 27, 2014, respectively. At December 26, 2015 and March 28, 2015, we have a total of $52.6 million and $39.7 million of capitalized software costs, of which $14.3 million and $7.9 million are related to in-process software development initiatives, respectively. During the nine months ended December 26, 2015, $6.4 million of capitalized costs were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment at least annually.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of Accumulated Other Comprehensive Loss, net of tax, for the nine months ended December 26, 2015:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total

Balance as of March 28, 2015	$(20,512)	$(8,923)	$7,711	$(21,724)
Other comprehensive (loss)/income before reclassifications	(9,849)	3	(1,000)	(10,846)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	—	(8,779)	(8,779)
Net current period other comprehensive (loss)/income	(9,849)	3	(9,779)	(19,625)
Balance as of December 26, 2015	$(30,361)	$(8,920)	$(2,068)	$(41,349)

Details pertaining to the amount reclassified from Accumulated Other Comprehensive Loss for the nine months ended December 26, 2015 are as follows:

	Amounts Reclassified from Other Comprehensive Loss	Affected Line in the Statement of Income
Derivative instruments reclassified to income statement
Realized net gain on derivatives	$8,830	Net revenues, Cost of goods sold, Interest and other expense, net
Income tax effect	(51)	Provision for (benefit from) income taxes
Net of taxes	$8,779

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

We place devices with many of our customers which remain our property. The customer has the right to use these devices for a period of time as long as certain conditions are met, which, among other things, generally include one or more of the following:

•	Purchase and consumption of a minimum level of disposables products;

•	Payment of monthly rental fees; and

•	An asset utilization performance metric, such as performing a minimum level of procedures per month per device.

Recent Developments

Russian Economic Conditions

Economic weakness in Russia has impacted our financial results in the first nine months of fiscal 2016. While the demand for our products in the Russian marketplace continues, there is reduced government healthcare spending and, as a result, our distributors are placing fewer orders and maintaining less inventory. In the third quarter of fiscal 2016 and 2015, Russia accounted for 2% and 4% of net revenues, respectively. We continue to work closely with our Russian distributors to monitor market conditions and manage credit risk. Market conditions continue to be challenging in Russia.

Declines in U.S. Blood Center Collections

Sales to U.S. blood centers of our whole blood disposables represent approximately 6% of our total revenue in the third quarter of fiscal 2016. The demand for these disposable products in the U.S. declined in fiscal 2015 and 2014 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols. During the first nine months of fiscal 2016, we estimate the decline in U.S. blood center collections to be 5-8%, compared to approximately 10% in fiscal 2015.

In response to this trend, certain large U.S. blood center collection groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. During fiscal 2014, we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance, LLC with certain whole blood collection components during the calendar years 2014-2016. The agreement included a reduction in average selling prices which was implemented at the end of first quarter of fiscal 2015. In March 2014, the American Red Cross selected another exclusive supplier to provide certain whole blood products. This reduced annualized revenues by approximately $25.0 million beginning in the second quarter of fiscal 2015.

Apheresis Red Cell Collection Arrangements

During the first half of fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") pursued arrangements for apheresis red cell collections. These negotiations have largely concluded and will negatively affect red cell revenues and gross margins.

On August 1, 2015, we entered into a contract for apheresis devices and single-use disposables with the American Red Cross. In accordance with this agreement, we provided a one-time payment to assist in the transition of red cell collections to our technology. This contract is expected to result in 100% share of the American Red Cross's apheresis red cell collection business and higher sales volumes, but at lower prices. However, considering the price concessions, we expect that this contract will continue to result in a decrease to revenue and gross profit.

In addition, both Blood Center GPOs have recommended competitive technologies to their members. We expect revenue to decline as their individual blood center members convert to the competitive technologies.

Red cell disposable revenues in the U.S. totaled $37.6 million during fiscal 2015 and $25.8 million during the first nine months of fiscal 2016.

Goodwill Impairment

Under ASC Topic 350, Intangibles - Goodwill and Other, goodwill and intangible assets determined to have indefinite useful lives are not amortized. Instead these assets are evaluated for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. Our reporting units for purposes of assessing goodwill impairment are the same as our operating segments, which are organized primarily based on geography and include: North America Plasma, Americas Blood Center and Hospital, Europe, Middle East, and Africa (collectively "EMEA"), Asia-Pacific and Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due the size and scale of the plasma business.

During the third quarter of each fiscal year, we prepare our long term projections for net revenues, income and operating cash flows. The economic weakness in EMEA, particularly Russia, and declines in our U.S. blood center collections have negatively impacted earnings before interest, taxes, depreciation, and amortization ("EBITDA") and net revenues for our EMEA and Americas Blood Center and Hospital reporting units. Because of these market conditions and key uncertainties, including the market rate of adoption of our new products and the negative impact of intense competitive pressure on pricing and market share, we lowered our expectations in terms of the timing and amount of our future revenue, income and cash flows. As a result, we concluded in the third quarter of fiscal 2016 that indicators of potential goodwill impairment were present for the EMEA and Americas Blood Center and Hospital reporting units, therefore requiring an interim test for goodwill impairment.

In accordance with ASC Topic 350, we prepared a “Step 1” Test that compared the estimated fair value of each reporting unit to its carrying value. We utilized a discounted cash flow approach in order to value our reporting units for the Step 1 Test, which required that we forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that was derived, in part, from comparable companies within similar industries. The discounted cash flow calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit. We believe that our procedures for estimating discounted future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.

The results of the Step 1 Test performed in the third quarter of fiscal 2016 indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of EMEA, for which we recorded an estimated goodwill impairment charge, as discussed below. Based on this Step 1 analysis, the reporting unit that is most at risk of impairment in future periods is the Americas Blood Center and Hospital, which has an excess fair value over carrying value of approximately 25.8% and has allocated goodwill of $175.9 million as of December 26, 2015. We believe that our assumptions used to determine the fair value of the Americas Blood Center and Hospital reporting unit were reasonable. If different assumptions were to be used, particularly with respect to estimating future cash flows, or if actual operating results and cash flows of the Americas Blood Center and Hospital differ from the estimated operating results and related cash flows, there is the potential that an impairment charge could result in future periods. Additionally, changes to the discount rate or the long-term growth rate could also give rise to an impairment in future periods.

As a result of the carrying value of the EMEA reporting unit exceeding its estimated fair value, a "Step 2" Test is required for this reporting unit. The Step 2 Test measures the impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. To the extent the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized.
The Step 2 Test under ASC Topic 350 requires us to perform a theoretical purchase price allocation for the EMEA reporting unit to determine the implied fair value of goodwill as of the evaluation date. Due to the complexity of the analysis required to complete the Step 2 Test and the timing of our determination of the Step 1 goodwill impairment, we have not yet finalized our Step 2 Test, however, we have completed a preliminary assessment of the expected impact of the Step 1 and Step 2 Tests using reasonable estimates of discounted cash flows and for the theoretical purchase price allocation. Based on this assessment, we have recorded a preliminary estimate of the goodwill impairment loss for the third quarter and first nine months ended December 26, 2015 of $66.3 million, which represents the entire goodwill balance allocated to EMEA. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.

The preliminary estimates of goodwill impairment loss will be finalized prior to the issuance of our Form 10-K for the year ended April 2, 2016 as part of our annual evaluation as of the first day of our fiscal fourth quarter. We believe that the preliminary estimate of goodwill impairment loss is reasonable and represents our best estimate of the goodwill impairment loss to be incurred; however, it is possible that when the year-end tests are completed we may be required to record a material adjustment to this preliminary estimate. Additional information regarding this goodwill impairment is included in Note 6 to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Intangible Asset Impairment

In April 2013, we acquired a patented red cell storage solution, referred to as SOLX, from Hemerus Medical, LLC for cash consideration of $24.1 million plus an agreement to make certain future payments accounted for as contingent consideration.
During the third quarter of fiscal 2016, we received U.S. Food and Drug Administration clearance for the SOLX solution with a Haemonetics whole blood filter. Currently, the vast majority of the U.S. market utilizes a red cell filter, not a whole blood filter, for whole blood collection procedures as they seek to optimize blood component yield from each collection. To bring SOLX to market with a red cell filter requires substantial additional investment. Accordingly, we conducted a final market review prior to proceeding with this investment, which indicated customers would not pay a price for a SOLX collection kit sufficient to recover the cost to produce it, or to provide an adequate return on the additional investment. As result, we have suspended further investment in the SOLX technology and have recorded an impairment charge of $18.7 million to write down the carrying value of the SOLX intangible assets as of December 26, 2015. In addition, we reversed the $4.9 million of contingent consideration liability we had recorded, as we now do not expect to achieve the conditions that called for its payment.

Value Creation and Capture Initiatives

On May 1, 2013, we committed to a plan to pursue identified Value Creation and Capture initiatives ("VCC"). These opportunities include investment in product line extensions and next generation products, enhancement of commercial capabilities and a transformation of our manufacturing network. The transformation of our manufacturing network is expected to be completed in fiscal 2017 and included changes to the manufacturing footprint and supply chain structure (the "Network Plan"). To date, we have (i) discontinued manufacturing activities at our Ascoli-Piceno, Italy and Braintree, Massachusetts facilities, (ii) expanded our facility in Tijuana, Mexico, (iii) engaged Sanmina Corporation as a contract manufacturer to produce certain medical equipment, and (iv) built a new manufacturing facility in Penang, Malaysia closer to our customers in Asia. See the Liquidity and Capital Resources discussion for further discussion of the costs of these activities.

Our VCC initiatives are largely completed. We expect to complete the transfer of manufacturing activities from the Bothwell, Scotland facility by the middle of fiscal 2017. This transition will complete our VCC initiatives announced on May 1, 2013.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)
Net revenues	$233,384	$231,827	0.7%	$666,490	$683,895	(2.5)%
Gross profit	$108,855	$111,661	(2.5)%	$316,691	$326,053	(2.9)%
% of net revenues	46.6%	48.2%		47.5%	47.7%
Operating expenses	$170,032	$93,401	82.0%	$355,083	$297,051	19.5%
Operating (loss) income	$(61,177)	$18,260	n/m	$(38,392)	$29,002	n/m
% of net revenues	(26.2)%	7.9%		(5.8)%	4.2%
Interest and other expense, net	$(2,141)	$(2,308)	(7.2)%	$(6,756)	$(7,496)	(9.9)%
(Loss) income before (benefit from) provision for income taxes	$(63,318)	$15,952	n/m	$(45,148)	$21,506	n/m
(Benefit from) provision for income taxes	$(3,878)	$(36)	n/m	$1,696	$1,679	1.0%
% of pre-tax income	6.1%	(0.2)%		(3.8)%	7.8%
Net (loss) income	$(59,440)	$15,988	n/m	$(46,844)	$19,827	n/m
% of net revenues	(25.5)%	6.9%		(7.0)%	2.9%
Net (loss) income per share - diluted	$(1.17)	$0.31	n/m	$(0.92)	$0.38	n/m

Net revenues increased 0.7% and decreased 2.5% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, net revenues increased 3.4% and 0.6% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Revenue increases in plasma and TEG disposables were offset by declines in blood center disposables due to market conditions for the three months ended December 26, 2015. Revenues for the nine months ended December 26, 2015 were also negatively impacted by our reduced surgical and OrthoPAT sales.

We recorded operating losses during the three and nine months ended December 26, 2015, as compared to operating income in the same periods of fiscal 2015. Operating income decreased for the three and nine months ended December 26, 2015 primarily as a result of the goodwill and intangible asset impairment charges recognized in the quarter. This increase in operating expenses was partially offset by reductions in restructuring and transformation expenses of $9.3 million and $26.1 million in three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015.

We recorded net losses during the three and nine months ended December 26, 2015, as compared to net income in the same periods of fiscal 2015. The change in net loss is primarily attributable to the decrease in operating income described above, offset by an increase in the income tax benefit for three months ended December 26, 2015.

RESULTS OF OPERATIONS

Net Revenue by Geography

	Three Months Ended			Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)
United States	$131,664	$124,766	5.5%	$379,390	$369,921	2.6%
International	101,720	107,061	(5.0)%	287,100	313,974	(8.6)%
Net revenues	$233,384	$231,827	0.7%	$666,490	$683,895	(2.5)%

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. approximated 43.6% and 43.1% of total net revenues for the three and nine months ended December 26, 2015, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our revenue was negatively impacted by changes in the value of these currencies relative to the U.S. Dollar.

We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations. Relative weakness in the Japanese Yen and Euro to the U.S. Dollar is expected to negatively impact revenue and operating income in the remainder of fiscal 2016 and into fiscal 2017. International revenue was also negatively impacted by reduced sales to our Russian distributors in the first nine months of fiscal 2016.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net revenue by Product Type

	Three Months Ended			Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)
Disposables	$201,220	$198,156	1.5%	$575,525	$588,593	(2.2)%
Software solutions	18,241	18,211	0.2%	52,781	54,094	(2.4)%
Equipment & other	13,923	15,460	(9.9)%	38,184	41,208	(7.3)%
Net revenues	$233,384	$231,827	0.7%	$666,490	$683,895	(2.5)%

Disposables Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)
Plasma disposables	$92,461	$83,178	11.2%	$257,332	$242,760	6.0%
Blood center disposables
Platelet	38,333	38,401	(0.2)%	103,500	115,941	(10.7)%
Red cell	9,198	10,873	(15.4)%	29,153	31,296	(6.8)%
Whole blood	30,180	34,182	(11.7)%	93,007	105,870	(12.1)%
	77,711	83,456	(6.9)%	225,660	253,107	(10.8)%
Hospital disposables
Diagnostics	12,691	10,890	16.5%	36,925	30,535	20.9%
Surgical	15,203	15,608	(2.6)%	44,814	46,889	(4.4)%
OrthoPAT	3,154	5,024	(37.2)%	10,794	15,302	(29.5)%
	31,048	31,522	(1.5)%	92,533	92,726	(0.2)%
Total disposables revenues	$201,220	$198,156	1.5%	$575,525	$588,593	(2.2)%

Our disposables revenue stream includes the sales of single-use disposables, which accounted for 86.2% and 85.5% of our total revenue for the three months ended December 26, 2015 and December 27, 2014, respectively, and 86.4% and 86.1% of our total revenue for the nine months ended December 26, 2015 and December 27, 2014.

Disposables revenue increased 1.5% and decreased 2.2% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, disposables revenue increased 4.4% and 0.9% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Revenue increases in plasma and TEG disposables were offset by declines in sales of our blood center disposables and our OrthoPAT disposables.

Plasma Disposables

Plasma disposables revenue increased 11.2% and 6.0% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, plasma revenue increased 13.7% and 8.6% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Plasma revenue increased principally due to higher volumes in the U.S. associated with end market growth for plasma-derived biopharmaceuticals. The implementation of a solutions contract with a large U.S. collector also contributed to growth in the three months ended December 26, 2015. This growth was partially offset by reductions related to market conditions in Russia.

Blood Center Disposables

Platelet
We continue to see significant differences in demand for our platelet products in various markets depending on access to health care and adoption of certain efficient collection techniques. In emerging markets, increased access to health care continues to increase the demand for platelet transfusions, while increases in the demand for platelet transfusions in developed markets is modest. Collection efficiencies which increase the yield of platelets per collection and more efficient use of collected platelets reduce the number of collections required to meet market demand. Where we see adoption of these techniques, we experience reduced demand for our products, however, not all markets have adopted these alternative collection methods at the same level. Japan's recent adoption of these techniques has begun to negatively impact revenue from platelet collection disposables.

Platelet disposables revenue was flat for the three months ended December 26, 2015 and decreased 10.7% for the nine months ended December 26, 2015, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, platelet disposable revenue increased 4.1% and decreased 5.1% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. The increase in platelet disposable revenue during the third quarter of fiscal 2016, excluding the impact of foreign exchange, was primarily the result of a strong third quarter in the Middle East and growth in Korea related to the timing of orders. This growth was partially offset by modest declines in other international markets. During the first nine months of fiscal 2016, the decrease in platelet disposable revenue was primarily due to declines in sales in Japan and Russia. Japan continues to implement more efficient collection techniques which is expected to decrease the number of platelet collection procedures.

Red Cell and Whole Blood
Red cell disposables revenue decreased 15.4% and 6.8% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, red cell disposables revenue decreased 14.3% and 5.8% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. The decrease during the three and nine months ended December 26, 2015 was driven by price reductions in our principal red cell market in the U.S. During the first nine months of fiscal 2016, U.S. blood collection groups pursued arrangements for apheresis red cell collections with the objective of standardizing their collection technology and securing price reductions. These arrangements are now largely in place and began to negatively affect red cell revenues and gross margins during the second quarter of fiscal 2016.

As discussed above, during the second quarter of fiscal 2016, we entered into a contract with the American Red Cross which included an incentive to transition to our technology and price reductions tied to higher volumes. In addition, both Blood Center GPOs have selected competitive technologies. We expect revenue to decline from both the lower pricing in the American Red Cross contract and the conversion by Blood Center GPO's to the competitive technologies. Red cell disposable revenues in the U.S. totaled $37.6 million during fiscal 2015 and $25.8 million during the first nine months of fiscal 2016.

Whole blood disposables revenue decreased 11.7% and 12.1% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, whole blood revenue decreased 9.7% for the three and nine months ended December 26, 2015, as compared to the same periods of fiscal 2015.
For the three months ended December 26, 2015, the decrease in whole blood disposables revenue was a result of delays in distributor and partner orders and continued declines in the U.S. whole blood market. Whole blood disposables revenue for the nine months ended December 26, 2015 decreased primarily due to a declining U.S. whole blood market. The anniversary of the loss of the American Red Cross whole blood business occurred at the end of the first quarter of fiscal 2016, however, we continue to be negatively impacted by the declining market.

Hospital Disposables

Diagnostics
Diagnostics product revenue consists principally of the consumable reagents used with the TEG hemostasis management family of products. Revenue from our diagnostics products increased 16.5% and 20.9% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, diagnostics product revenues increased 17.3% and 20.0% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. The revenue increase is due to continued adoption of our hemostasis system, principally in the U.S. and China. We are continuing our limited market release of the TEG 6s device and disposables, which received final U.S. regulatory clearance in the first quarter of fiscal 2016.

Surgical
Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenues from our surgical disposables decreased 2.6% and 4.4% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, surgical disposables revenue increased 2.0% and 0.6% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, the increase in surgical disposable revenue was primarily attributable to modest growth in the emerging markets in Russia and the Middle East.

OrthoPAT
Revenues from our OrthoPAT disposables decreased 37.2% and 29.5% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 33.4% and 24.7% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT disposables. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT disposables. During the three months ended December 26, 2015, OrthoPAT disposable revenues were also negatively impacted by a supply chain interruption.

Software Solutions Revenue

Our software solutions revenues include sales of our information technology software platforms and consulting services. Software revenues were flat for the three months ended December 26, 2015 and decreased 2.4% for the nine months ended December 26, 2015, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, software revenues increased 2.2% and were flat for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, growth in software revenues in the third quarter of fiscal 2016 was driven by the finalization of services under a contract with the Department of Defense that will conclude in late fiscal 2016, BloodTrack growth in the U.S. and in Europe, and increased software support service revenue. This growth was partially offset by declines in software maintenance revenue. Software solutions revenues for the nine months ended December 26, 2015, excluding the impact of foreign currency, were flat as increased service revenue from the Department of Defense contract were offset by BloodTrack declines in the first nine months fiscal 2016.

Equipment & Other Revenue

Our equipment and other revenues include revenue from equipment sales, repairs performed under preventive maintenance contracts or emergency service visits, spare part sales, and various services and training programs. These revenues are primarily composed of equipment sales, which tend to vary from period to period more than our disposable business due to the timing of order patterns, particularly in our distribution markets. Equipment and other revenues decreased 9.9% and 7.3% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, equipment and other revenues decreased 7.0% and 3.1% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. The decrease in revenue was primarily due to declines in Russia and Japan. The decline in Russia was due to the Russian market suspending all equipment purchasing in fiscal 2016 and the decline in Japan was a result of lower platelet equipment sales. These declines were partially offset by increases in red cell equipment revenue in the U.S. and plasma equipment revenue in Germany.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)
Gross profit	$108,855	$111,661	(2.5)%	$316,691	$326,053	(2.9)%
% of net revenues	46.6%	48.2%		47.5%	47.7%

Gross profit decreased 2.5% and 2.9% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, gross profit increased 3.9% and 1.6% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. The gross profit margin decreased by 160 and 20 basis points for the three and nine months ended December 26, 2015, respectively, as compared to the same period of fiscal 2015. The decrease in the gross profit margin during the three and nine months ended December 26, 2015 was primarily due to the effect of foreign exchange. Product mix, including the relative growth of our plasma business, price reductions in our blood center business, and the amortization of software development costs in the early stages of product launches also negatively impacted gross profit. These declines were partially offset by cost savings from productivity programs, including the VCC initiatives. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)
Research and development	$10,942	$10,643	2.8%	$33,816	$36,962	(8.5)%
% of net revenues	4.7%	4.6%		5.1%	5.4%
Selling, general and administrative	$78,940	$82,512	(4.3)%	$240,946	$259,383	(7.1)%
% of net revenues	33.8%	35.6%		36.2%	37.9%
Impairment of goodwill and intangible assets	$85,048	$—	n/m	$85,048	$—	n/m
% of net revenues	36.4%	—%		12.8%	—%
Contingent consideration (income) expense	$(4,898)	$246	n/m	$(4,727)	$706	n/m
% of net revenues	(2.1)%	0.1%		(0.7)%	0.1%
Total operating expenses	$170,032	$93,401	82.0%	$355,083	$297,051	19.5%
% of net revenues	72.9%	40.3%		53.3%	43.4%

Research and Development

Research and development expenses increased 2.8% and decreased 8.5% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, research and development expenses increased 4.0% and decreased 6.8% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. The increase for the three months ended December 26, 2015 was primarily driven by increased activities for several projects designed to support our long-term product plans and to increase our competitiveness. This increase was partially offset by a reduction in restructuring and transformation costs of $0.4 million. For the nine months ended December 26, 2015, the decrease was primarily the result of a reduction in restructuring and transformation costs of $4.5 million, partially offset by the increased research and development activities discussed above.

Selling, General and Administrative

Selling, general and administrative expenses decreased 4.3% and 7.1% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 0.8% and 3.3% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. The decrease for the three and nine months ended December 26, 2015 was primarily the result of reductions in restructuring and transformation costs of $2.1 million and $11.1 million. In addition, reduced sales and marketing activities in Europe and the donor business in the U.S., as well as decreased variable compensation, contributed to the reduction. The decrease in fiscal 2016 was partially offset by increased spending in sales and marketing activities related to plasma.

Interest and Other Expense, Net

Interest and other expense, net decreased 7.2% and 9.9% for the three and nine months ended December 26, 2015, respectively, as compared to the same periods of fiscal 2015. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The effective interest rate on total debt outstanding for the three and nine months ended December 26, 2015 was 1.9%.

Income Taxes

	Three Months Ended			Nine Months Ended
	December 26, 2015	December 27, 2014	% Increase/ (Decrease)	December 26, 2015	December 27, 2014	% Increase/ (Decrease)
Reported income tax rate	6.1%	(0.2)%	6.3%	(3.8)%	7.8%	(11.6)%

We conduct business globally, and as a result, report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is lower than the U.S. federal statutory rate in all reported periods as the income tax rates in the foreign jurisdictions are generally lower than the U.S. statutory tax rate.

The reported income tax benefit rate for the nine months ended December 26, 2015 was 3.8%, as compared to a reported income tax provision rate of 7.8% for the nine months ended December 27, 2014. The change in our reported tax rate for the nine months ending December 26, 2015 relates primarily to the impact of impairment charges recorded during the third quarter. During the three and nine months ended December 26, 2015, we recorded goodwill impairment charges of $66.3 million and Intangible asset impairment charge of $18.7 million with a corresponding $7.1 million benefit to income taxes.

During the nine months ended December 26, 2015, we recorded pre-tax losses in Scotland, Italy and Malaysia due to restructuring and transformation costs associated with our manufacturing transformation, and we did not record a corresponding tax benefit due to the valuation allowance maintained against our net deferred tax assets in these jurisdictions. Similarly, during the nine months ended December 27, 2014, we recorded pre-tax losses in Scotland, Italy and Malaysia associated with restructuring costs, and we did not record a corresponding tax benefit due to uncertainty around our ability to realize a tax benefit in these jurisdictions. In addition, we recorded discrete tax benefits during the three months ended December 26, 2015 associated with the release of tax reserves due to the expiration of the statute of limitations as well as the retroactive enactment of the U.S. federal research credit.

We recorded tax expense of $1.0 million during the nine months ended December 26, 2015 as a result of a deferred tax rate change which impacted an indefinite-lived deferred tax liability of our Puerto Rican subsidiary.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 26, 2015	March 28, 2015
Cash & cash equivalents	$105,167	$160,662
Working capital	$326,029	$381,185
Current ratio	2.9	3.0
Net debt(1)	$(321,940)	$(267,229)
Days sales outstanding (DSO)	58	58
Disposable finished goods inventory turnover	4.1	4.3

(1)Net debt position is the sum of cash and cash equivalents less total debt.

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

Our VCC initiatives require cash expenditures for plant exit and closure costs; including separation benefits, new plant construction and temporary increases in inventory levels as manufacturing is transitioned to new facilities. We estimate we will incur approximately $40 million in restructuring and transformation costs, net of contingent consideration income, in fiscal 2016.

On April 28, 2014, we announced a share repurchase plan of up to $100.0 million worth of shares in the open market. The repurchase program adheres to all debt covenants and is subject to market conditions. We completed this repurchase program during the second quarter of fiscal 2016. In total, we repurchased approximately 2.7 million shares at a total cost of $100.0 million under this plan.

Debt

On August 1, 2012, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million Term Loan and a $50.0 million revolving loan (the “Revolving Credit Facility”), and together with the Term Loan, (the “Credit Facilities”). The Credit Facilities had a term of five years and mature on August 1, 2017. Interest was based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which included financial and negative covenants.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $422.3 million as of December 26, 2015. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of December 26, 2015. The goodwill and intangible asset impairment charges discussed in Note 6, Goodwill and Intangible Assets, are excluded from the definition of consolidated EBITDA in the Credit Agreement.

Cash Flows

	Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$68,612	$71,873	$(3,261)
Investing activities	(76,474)	(100,143)	(23,669)
Financing activities	(46,971)	(35,678)	11,293
Effect of exchange rate changes on cash and cash equivalents(1)	(662)	(3,321)	2,659
Net decrease in cash and cash equivalents	$(55,495)	$(67,269)

(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $3.3 million during the nine months ended December 26, 2015, as compared to the nine months ended December 27, 2014. Cash provided by operating activities decreased primarily due to a working capital outflow. The working capital outflow was primarily attributable to a decrease in accounts payable and accrued expenses, driven largely by the annual payout of cash bonuses for performance in the prior fiscal year. Also contributing to the reduction in cash provided by operating activities was a significant decrease in accounts receivable during the prior year comparable period due to a reduction in revenues. The decrease in cash provided by operating activities was partially offset by lower inventory purchases during the nine months ended December 26, 2015 as compared to the prior period and by a reduction in expenses associated with our VCC initiatives flowing through earnings during the nine months ended December 26, 2015.

Net cash used in investing activities decreased by $23.7 million during the nine months ended December 26, 2015, as compared to the nine months ended December 27, 2014. The decrease in cash used in investing activities was the result of a reduction in capital expenditures in the first nine months of fiscal 2016 related to manufacturing operations under construction in Malaysia and Tijuana, which have been substantially completed. During the nine months ended December 27, 2014, cash used in investing activities included significant costs related to plant construction activities in Malaysia and Tijuana and the purchase of two previously leased facilities, our manufacturing facility in Salt Lake City and an administrative office at our corporate headquarters in Braintree, Massachusetts.

Net cash used in financing activities increased by $11.3 million during the nine months ended December 26, 2015, as compared to the nine months ended December 27, 2014. This was primarily due to $61.0 million of cash used to repurchase shares during the nine months ended December 26, 2015, as discussed above, compared to the $38.7 million used for repurchase during the nine months ended December 27, 2014. This was partially offset by an increase in short-term loans and a modest decrease in term loan repayments during the nine months ended December 26, 2015 due to our debt restructuring.

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

Foreign Exchange

During the nine months ended December 26, 2015, approximately 43.1% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars, and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (USD per Euro)
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
FY16	1.35	2%	1.29	(4)%	1.25	(7)%	1.13	(18)%
FY17	1.09	(19)%	1.11	(14)%	1.06	(15)%	—	—%
Japanese Yen - Hedge Spot Rate (JPY per USD)
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
FY16	102.05	(5)%	106.84	(9)%	118.46	(17)%	117.25	(14)%
FY17	124.07	(22)%	122.18	(14)%	122.99	(4)%	—	—%
Australian Dollar - Hedge Spot Rate (USD per AUD)
FY14	—	—%	0.92	—%	0.91	—%	0.92	—%
FY15	0.90	—%	0.94	2%	0.94	3%	0.90	(2)%
FY16	0.94	4%	0.91	(3)%	0.85	(10)%	0.79	(12)%
FY17	0.76	(19)%	0.73	(20)%	0.72	(15)%	—	—%

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per USD)
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—%	—	—%	1.08	8%	1.09	8%
FY16	1.13	—%	1.14	—%	1.17	8%	1.25	15%
FY17	1.24	10%	1.31	15%	1.35	15%	—	—%
British Pound - Hedge Spot Rate (USD per GBP)
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
FY16	1.64	(5)%	1.57	—%	1.57	3%	1.53	7%
FY17	1.55	5%	—	—%	—	—%	—	—%
Swiss Franc - Hedge Spot Rate (CHF per USD)
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.90	(2)%	0.89	(4)%
FY16	0.90	(4)%	0.95	3%	0.94	4%	0.92	3%
FY17	0.93	3%	0.97	2%	1.01	7%	—	—%
Mexican Peso - Hedge Spot Rate (MXN per USD)
FY14	12.34	—%	12.35	—%	12.22	—%	12.20	—%
FY15	12.40	—%	13.06	6%	13.09	7%	13.08	7%
FY16	13.10	6%	13.07	—%	13.63	4%	14.46	11%
FY17	15.20	16%	15.73	20%	16.71	23%	17.07	18%

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

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to mitigate, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $6.0 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $5.9 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of December 26, 2015 was $422.3 million with an interest rate of 1.625% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.2 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of December 26, 2015, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 26, 2015. There has been no change in our internal control over financial reporting during the quarter ended December 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 26, 2015, the total amount of damages claimed by the plaintiffs in these matters is approximately $3.7 million. It is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses and therefore no amounts have been accrued. We may receive other, similar claims in the future.

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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 26, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
2/2/2016	By:	/s/ Ronald Gelbman
Ronald Gelbman, Interim Chief Executive Officer
(Principal Executive Officer)

2/2/2016	By:	/s/ Christopher Lindop
Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development
(Principal Financial Officer)