Form 10-K
period 2016-04-02
HAEMONETICS CORP
filed 2016-06-01
CIK 313143

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 26, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $1,738,830,869 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 20, 2016 was 51,042,696.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 21, 2016 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS
Company Overview

Haemonetics is a global healthcare company dedicated to providing innovative products to customers involved in the processing, handling and analysis of blood. We offer a comprehensive portfolio of integrated devices and information management tools with the goal of helping improve clinical outcomes and reduce costs for blood and plasma collectors, hospitals, and patients around the world. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.

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

Haemonetics develops and markets a wide range of devices and solutions to serve our customers. We provide plasma collection systems and software which enable plasma fractionators to make life saving pharmaceuticals. We provide analytical devices for measuring hemostasis which enable healthcare providers to better manage their patients’ bleeding risk. Haemonetics makes blood processing systems and software which make blood donation more efficient and track life giving blood components. Finally, Haemonetics supplies systems and software which facilitate blood transfusions and cell processing.

Market and Products

Product Lines
We recently undertook a global strategic review of our business portfolio to identify which end markets and product franchises have the strongest growth opportunities. As a result of that review, we organized our current products into four franchises for purposes of evaluating their growth potential: Plasma, Hemostasis Management, Donor and Cell Processing. In that review, “Plasma” included plasma collection devices and disposables, plasma donor management software and anticoagulant and saline sold to plasma customers. “Hemostasis Management” included devices and methodologies for measuring coagulation characteristics of blood, such as our TEG® Hemostasis Analyzer. “Donor” included blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. “Cell Processing” included surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software.

In connection with this strategic review, we concluded that Plasma and Hemostasis Management have the greatest growth potential, while Cell Processing innovation offers an opportunity to increase market share and expand into new segments. Donor is competing in challenging markets which require us to manage the business differently, including reducing costs and the scope of the current product line. In recognition of these conclusions, we have begun to implement an operating model that will streamline the management structure and rationalize our cost structure, with an aim to bring about sustainable productivity improvement across the organization. Overall, we expect implementation of our new direction will require multiple changes and will extend beyond fiscal 2017.

To provide continuity while we are implementing these changes to our business approach, we are reporting our results consistent with how management viewed the business in fiscal 2016 and prior periods.  In those periods, we viewed our company as serving three customer groups: manufacturers of plasma derived pharmaceuticals, blood collectors, and hospitals. In fiscal 2016 and previous periods included within this Annual Report on Form 10-K, we have reported revenues for multiple product lines under four global product categories: Plasma, Blood Center, Hospital, and Software Solutions.

In these results, “Plasma” includes plasma collection devices and disposables. “Blood Center” includes blood collection and processing devices and disposables. “Hospital” includes surgical blood salvage and blood demand diagnostic devices and disposables. “Software Solutions” includes information technology platforms and consulting services provided to all three markets. Although we address our customers' needs through multiple product lines, we manage our business as five operating segments based primarily on geography: (a) North America Plasma, (b) Americas Blood Center and Hospital, (c) Europe, Middle East and Africa (collectively "EMEA"), (d) Asia Pacific and (e) Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due the size and scale of the plasma business.
For financial reporting purposes, we aggregate our five operating segments into four reportable segments which include:

•	Japan

•	EMEA

•	North America Plasma

•	All Other
We have aggregated the following two operating segments into the All Other reportable segment based upon their similar operational and economic characteristics, including similarity of operating margin:

•	Americas Blood Center and Hospital

•	Asia - Pacific
Segment Assets

Our assets by segment are set forth below:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Japan	$129,551	$146,765	$159,227
EMEA	249,504	305,540	329,316
North America Plasma	453,212	467,249	421,706
All Other	486,861	565,863	603,929
Total assets	$1,319,128	$1,485,417	$1,514,178
The financial information required for segments is included herein in Note 14, Segment Information, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

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
Many bio-pharmaceutical companies are vertically integrated in all components of their business and thus are now collecting and fractionating the plasma required to manufacture pharmaceuticals. This vertical integration paved the way for highly efficient plasma supply chain management and the plasma industry leverages information technology to manage operations from the point of plasma donation to fractionation to the production of the final product.
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

We offer “one stop shopping” to our plasma collection customers, enabling them to source from us the full range of products necessary for plasma collection and storage, including PCS® brand plasma collection equipment and disposables, plasma collection containers, and intravenous solutions such as saline. We also offer a robust portfolio of integrated information technology platforms for plasma customers to manage their donors, operations, and supply chain. Our products automate the donor interview and qualification process; streamline the workflow process in the plasma center; provide the controls necessary to evaluate donor suitability; determine the ability to release units collected; and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, react quickly to business changes, and identify opportunities to reduce costs.
Our plasma disposables product line represented 38.4%, 35.1%, and 31.1% of our total revenue in fiscal 2016, 2015 and 2014, respectively.

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

The demand for blood components varies across the world. While overall we expect total demand to remain stable, demand in individual markets can vary greatly. Highly populated emerging market countries are seeing demand growth as they expand healthcare coverage. As greater numbers of people gain access to more advanced medical treatment, demand for blood components, plasma-derived drugs, and surgical procedures increases. In more mature markets, the development of less invasive, lower blood loss procedures and better blood management has offset the demand increases from aging populations. This is particularly true in the United States, where we saw collections decline by approximately 10% in fiscal 2015 and 7% in fiscal 2016. We expect further declines in fiscal 2017.

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
Haemonetics also offers a portfolio of products for manual whole blood collection and processing. Haemonetics' portfolio of disposable whole blood collection and component storage sets offer flexibility in collecting a unit of whole blood and the subsequent production and storage of the red blood cell, platelet, and/or plasma products, including options for in-line or dockable filters for leukoreduction of any blood component.
With the ACP® (Automated Cell Processor) brand, Haemonetics offers a solution to automate the washing and freezing of red cell components. The automated red cell washing procedure removes plasma proteins within the red cell units to provide a safer product for transfusion to frequently transfused patients, neonates, or patients with a history of transfusion reactions. The automated glycerolization and deglycerolization steps are required to prepare red cells for frozen storage. Freezing the red cell units can expand the shelf life of these products up to 10 years. Customers utilize this technology to implement strategic red cell inventories for catastrophe cases, storage of rare blood types, or enhanced inventory management.
Our blood center disposables product line represented 34.2%, 37.3%, and 41.5% of our total revenue in fiscal 2016, 2015 and 2014, respectively.

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
Blood loss also has profound implications for a patient’s hemostasis or ability to effectively produce clots without causing thrombosis. Hemostasis management plays a role in various medical procedures including: liver transplant, cardiovascular procedures, trauma and percutaneous coronary intervention (PCI). By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or, determine the likelihood of the patient's need for a transfusion and which blood components will be most effective in stopping bleeding. Such planning supports better care, which can lead to lower hospital costs through a reduction in unnecessary donor blood transfusions, reduced adverse transfusion reactions, and shorter intensive care unit and hospital stays. We market our hemostasis analyzers to hospitals and laboratories as an alternative to less comprehensive blood tests.
Haemonetics’ Hospital Products — Haemonetics offers a range of blood management solutions that improve a hospital's systems for acquiring blood, storing it in the hospital, and dispensing it efficiently and correctly. Over the last few years, hospitals have become increasingly aware of their need to control costs and improve patient safety by managing blood more effectively. Our products and integrated solution platforms help hospitals optimize performance of blood acquisition, storage, and distribution.

The TEG® Thrombelastograph Hemostasis Analyzer system is a blood diagnostic instrument that measures a patient's hemostasis, the ability to form and maintain blood clots. Haemonetics acquired Haemoscope Corporation and the TEG 5000 technology in 2007 and now exclusively licenses the TEG 6s technology in the hospital and labs market from Cora Healthcare, Inc., a company established by the founders of Haemoscope. We have launched the TEG 6s in certain markets in Europe and Asia. During fiscal 2016, the TEG 6s received final 510(k) clearance from the FDA in North America, our largest market for TEG, for the indications of cardiovascular surgery and cardiology procedures allowing us to launch the product in those markets.
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
Our hospital disposables product line represented 13.7%, 13.7%, and 13.3% of our total revenue in fiscal 2016, 2015 and 2014, respectively.

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
For our Hospital customers, our software products help hospitals track and safely deliver stored blood products. SafeTrace Tx® is our software solution that helps manage blood product inventory, perform patient cross-matching, and manage transfusions. In addition, our BloodTrack® suite of solutions manages tracking and control of blood products from the hospital blood center through to transfusion to the patient. “Smart” refrigerators located in or near operating suites, emergency rooms, and other parts of the hospital dispense blood units with secure control and automated traceability for efficient documentation.
For Blood Center customers, our software solutions span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product. Combined, our solutions help blood collectors improve the safety, regulatory compliance, and efficiency of blood collection and supply.
Our software solutions product line represented 8.0%, 7.9%, and 7.5% of our total revenue in fiscal 2016, 2015 and 2014, respectively.
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
United States
In fiscal 2016, 2015 and 2014 57.1%, 54.4%, and 53.4%, respectively, of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products. See Note 14, Segment Information, to our consolidated financial statements contained in Item 8 for additional information.
Outside the United States
In fiscal 2016, 2015 and 2014 42.9%, 45.6%, and 46.6%, respectively, of consolidated net revenues were generated through sales to non-U.S. customers. Outside the United States, we use a combination of direct sales force and distributors. See Note 14, Segment Information, to our consolidated financial statement contained in Item 8 for additional information.
Research and Development
Our research and development centers in the United States and Switzerland ensure that protocol variations are incorporated to closely match local customer requirements. In addition, Haemonetics maintains software development operations in Canada and France.
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

Research and development expense was $45.0 million in fiscal 2016, $54.2 million in fiscal 2015 and $54.2 million in fiscal 2014, representing approximately 5.0% - 6.0% of our net sales each year.

In fiscal 2016, research and development resources were allocated to supporting next generation plasma collection and software systems, a new TEG® Thrombelastograph Hemostasis Analyzer, and several other enhancements to our legacy product portfolios.
Manufacturing

Our principal manufacturing operations are located in the United States, Mexico, and Malaysia.

In fiscal 2016, we completed our Value Creation and Capture (“VCC”) opportunities initiative. This initiative included (i) discontinuation of manufacturing activities at our Ascoli-Piceno, Italy and Braintree, Massachusetts facilities, (ii) expansion of our current facility in Tijuana, Mexico, (iii) transfer of all equipment production to our contract manufacturer, Sanmina Corporation, and (iv) consolidation of the manufacturing of product formerly produced in the U.S. and Italy to our new manufacturing facility in Penang, Malaysia. We continue to manufacture in Bothwell, Scotland. Refer to Liquidity and Capital Resources within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for further discussion of the costs of these activities.

As part of our global strategic review, we continue to evaluate our manufacturing operations. Accordingly, we may make further changes to our manufacturing footprint based on future business conditions.
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
Contractors manufacture some component sets and equipment according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished disposables in Singapore, Japan, and Thailand. We have also engaged Sanmina Corporation to be the sole manufacturer of certain equipment. Certain parts and components are purchased from sole source vendors. We believe that if necessary, alternative sources of supply are available in most cases, and could be secured within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations.
Our equipment is designed in-house and assembled by us or our contracted manufacturers from components that are manufactured to our specifications. The completed instruments are programmed, calibrated, and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements.
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
In addition, we face competition from several large, global companies with product offerings similar to ours, such as Terumo BCT, LivaNova Plc and Fresenius SE & Co. KGaA. Terumo and Fresenius, in particular, have significantly greater financial and other resources than we do and are strong competitors in a number of our businesses. The following provides an overview of the key competitors in each of our four global product enterprises.

•	Plasma
In the automated plasma collection market, we principally compete with the Kabi division of Fresenius, which acquired Fenwal, Inc. in November 2012, on the basis of quality, reliability, ease of use, services and technical features of the collection systems, and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, into European and South American countries. In the field of Plasma related software, MAK Systems is the primary commercial competitor along with applications developed internally by our customers.

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
Terumo BCT and Fresenius are also competitors in the automated red cell collection market. However, it is important to note that most double red cell collection is done in the U.S. and less than 10% of the red cells collected in the U.S. annually are collected via automation. Therefore, we also compete with the traditional method of collecting red cells from the manual collection of whole blood. We compete on the basis of total cost, type-specific collection, process control, product quality, and inventory management.

Our whole blood business faces intense competition on the basis of quality and price. In North America, Europe and Asia-Pacific our main competitors are Fresenius, MacoPharma and Terumo BCT. We do not have significant whole blood revenues in Japan today.

In Donor software, Sunquest Information Systems is a competitor along with systems developed internally by our customers.

The competition for processing cells for storage is based on the level of automation, labor-intensiveness, and system type (open versus closed). Open systems may be weaker in good manufacturing process compliance. Moreover, blood processed through open systems has a 24-hour shelf life. With the ACP® (automated cell processor) brand, Haemonetics offers a closed system cell processor which gives blood processed through it, a 14-day shelf life. We compete with Terumo BCT's open systems in this market.

•	Hospital

The TEG Thrombelastograph Hemostasis Analyzer is used primarily in surgical applications. ROTEM is a direct competitor in Europe and in the United States. Other competitive technologies include standard coagulation tests and platelet function testing. The TEG analyzer competes with other laboratory tests based on its ability to provide a complete picture of a patient's hemostasis at a single point in time, and the ability to measure the clinically relevant platelet function for an individual patient.

In the intraoperative surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. For high-volume platforms, each manufacturer's technology is similar, and our Cell Saver technology competes principally with LivaNova Plc, Medtronic, and Fresenius.
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
Significant Customers
There were no customers that accounted for greater than 10% of our net revenues in fiscal 2016, fiscal 2015, or fiscal 2014.
Government Regulation
Medical Device Regulation
The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research (“CBER”), Center for Devices and Radiological Health (“CDRH”) and the Center for Drug Evaluation and Research ("CDER") of the United States Food and Drug Administration (“FDA”), and other non-United States regulatory bodies.
All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved premarket approval application (“PMA”). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by the FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous solutions (blood anticoagulants and solutions for storage of red blood cells) marketed by us for use with our manual collection and automated systems requires us to obtain an approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) from CBER or CDER. A 510(k) pre-market clearance indicates the FDA’s agreement with an applicant’s determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may involve the submission of clinical data and supporting information. The process of obtaining an NDA approval for solutions is likely to take much longer than 510(k) clearances because the FDA review process is more complicated.
The FDA’s Quality System regulations sets forth standards for our product design and manufacturing processes, requires the maintenance of certain records and provides for inspections of our facilities. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacturing and marketing of our products. We maintain customer complaint files, record all lot numbers of disposable products, and conduct periodic audits to assure compliance with all regulations. We place special emphasis on customer training and advise all customers that device operation should be undertaken only by qualified personnel.
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
We are also subject to regulation in the countries outside the United States in which we market our products. The member states of the European Union (EU) have adopted the European Medical Device Directive, which creates a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE Marking for their products. Outside of the EU, many of the regulations applicable to our products are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be registered by those countries before they can be marketed in those countries.
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
Employees
As of April 2, 2016, we employed the full-time equivalent of 3,225 persons assigned to the following functional areas: manufacturing, 1,845; sales and marketing, 688; general and administrative, 258; research and development, 186; and quality control and field service, 248.
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

These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: the effects of disruption from the manufacturing transformation making it more difficult to maintain relationships with employees and timely deliver high quality products, changes in executive management, changes in operations as a result of our global strategic review, asset revaluations to reflect current business conditions, technological advances in the medical field and standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, demand for whole blood and blood components, product quality, market acceptance, regulatory uncertainties, including the receipt or timing of regulatory approvals, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and other risks detailed under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

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
We recently completed a global strategic review of our business. If our new strategic direction does not yield the expected results or we fail to implement the necessary changes to our operations, we could see material adverse effects on our business, financial condition or results of operations.
We recently undertook a global strategic review of our business portfolio to identify which end markets and product franchises have the strongest growth opportunities. As a result of that review, we organized our current products into four franchises for purposes of evaluating their growth potential: Plasma, Hemostasis Management, Donor and Cell Processing. We concluded that Plasma and Hemostasis Management have the greatest growth potential, while Cell Processing innovation offers an opportunity to increase market share and expand into new segments. We believe Donor is competing in challenging markets which require us to manage the business differently, including reducing costs and the scope of the current product line.
If we have not correctly identified the franchises with greatest growth potential, we will not allocate our resources appropriately which will have a material adverse effect on our business, financial condition or results of operations. Further, if we are unable to reduce costs and complexity in our Donor franchise, we will obtain lower than expected cash flows to fund our future growth and capital needs. This could have a material adverse effect on our liquidity and results of operations.
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
A significant portion of our revenue derives from the sale of blood collection supplies. Declines in the number of blood collection procedures have adversely impacted our business and future declines may have an adverse effect on our business, financial condition and results of operations.
Sales to blood collectors represented 39.7% of our consolidated disposables revenues in fiscal 2016. In certain markets, changes in medical protocols and the development of less invasive, lower blood loss procedures has reduced the number of transfusions of red blood cells, which has in turn led to a decline in the number of blood collection procedures. This is particularly true in the United States where we saw collections decline by approximately 10% and 7% in fiscal 2015 and 2016, respectively. We expect this trend to continue further in fiscal 2017.
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

During the first half of fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") pursued arrangements for apheresis red cell collections. These negotiations have concluded and will negatively affect red cell revenues and gross margins, a negative impact of approximately $12 million is expected on fiscal 2017 operating income.
Consolidation of the healthcare providers and blood collectors has increased demand for price concessions and caused the exclusion of suppliers from significant market segments, which could have an adverse effect on our business, financial condition and results of operations.
Political, economic and policy influences are causing the healthcare and blood collection industries to make substantial structural and financial changes that will continue affecting our results of operations. Government and private sector initiatives limiting the growth of healthcare costs and causing healthcare delivery structure reforms, including the reduction in blood use reduced payments for care. These trends have placed greater pricing pressure on suppliers, decreased average selling prices and increased the number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses.
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

Our future success depends on the continued services of skilled personnel.
We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess our key personnel that we believe are essential to our long-term success. Over the last year, we have transitioned to a new Chief Executive Officer, are in the process of hiring a new Chief Financial Officer and have hired new personnel in a number of key executive positions. We have also effected significant organizational and strategic changes in connection therewith. If we fail to effectively manage our ongoing organizational and strategic changes, including the timely identification of a new Chief Financial Officer, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
Our success also depends upon our ability to attract and retain other qualified managerial and technical personnel. Competition for such personnel is intense. We may not be able to attract and retain personnel necessary for the development of our business.
If we are unable to meet our debt obligations or experience a disruption in our cash flows, it could have an adverse effect on our financial condition, results of operations, ability to complete our share repurchase program or cost of borrowing.
We have $408.1 million of debt outstanding at April 2, 2016. The obligations to pay interest and repay the borrowed amounts may restrict our ability to adjust to adverse economic conditions, our ability to fund working capital, capital expenditures, acquisition or other general corporate requirements. The interest rate on the loan is variable and subject to change based on market forces. Fluctuations in interest rates could adversely affect our profitability and cash flows.
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
Additional capital that we may require in the future may not be available to us, or only available to us on unfavorable terms.
Our future capital requirements will depend on many factors, including operating requirements, current and future acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions generally or uncertainties that affect the capital markets. Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. As of April 2, 2016, we had $408.1 million of debt obligations due prior to July 1, 2019. Refer to Liquidity and Capital Resources within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for further discussion on debt obligations.
We recorded goodwill and other asset impairment charges during the current fiscal year and may record additional charges in future periods.
We evaluate goodwill for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. During the third quarter of fiscal 2016, we concluded that indicators of potential goodwill impairment were present for the EMEA and Americas Blood Center and Hospital reporting units, therefore requiring an interim test for goodwill impairment. We recorded a preliminary impairment charge of $66.3 million in the EMEA reporting unit during the third quarter of fiscal 2016. During the fourth quarter of fiscal 2016, we completed our goodwill impairment test and concluded that no adjustment to the $66.3 million impairment loss initially recorded was required. The impairment charge recorded in the third quarter of fiscal 2016 represented the entire goodwill balance allocated to EMEA. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants. Although the analysis indicated only the EMEA reporting unit was impaired, we will continue to monitor the Americas Blood Center and Hospital, which has an excess fair value over carrying value of approximately 25.8% and has allocated goodwill of $175.9 million, as this operating unit is most at risk in future periods if our estimated future cash flows differ from our actual operating results.
Additionally, during the third quarter of fiscal 2016 we recorded an impairment charge of $18.7 million to write down the carrying value of the SOLX intangible assets after we updated our assessment of the market potential for the SOLX technology and concluded that it was no longer commercially reasonable to bring this technology to market.
Finally, during the fourth quarter of fiscal 2016, we completed our global strategic review which resulted in the identification of certain long-lived assets, including property, plant and equipment and intangible assets that were at risk of being impaired due to changes in the strategic direction of the Company. During the fourth quarter of fiscal 2016, we performed impairment tests for each of the identified assets and based on revised expectations, we recorded asset impairment charges of $16.2 million.
Goodwill impairment charges or other asset impairment charges could materially adversely impact our results of operations in the period in which they are recorded. We will continue to monitor our intangible assets for potential impairments in future periods. Refer to Critical Accounting Policies within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for a discussion of key assumptions used in our testing.
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
In fiscal 2016, although no one customer represented more than 10% of our revenues, our ten largest customers accounted for 36.0% of our revenue. If any of our largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, we could experience an adverse effect on our results of operations or financial condition.
We may not continue to realize the benefits from our Value Creation and Capture initiatives.
In fiscal 2016, we completed our multi-year Value Creation and Capture initiatives. These initiatives have reduced manufacturing costs and improved supply chain efficiency. However, there are no assurances the cost savings or supply chain efficiencies will continue as our business evolves. In addition, the activities involved the relocation of several product lines to new manufacturing facilities. As these transitions are completed, we may yet experience challenges with the new manufacturing locations, additional costs, or unacceptable quality. These may lead to additional working capital, warranty or inventory costs.
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
International revenues and expenses account for a substantial portion of our operations and we intend to continue expanding our presence in international markets. In fiscal 2016, our international revenues accounted for 42.9% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.
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
We have disclosed a material weakness in our internal controls over financial reporting relating to our accounting for income taxes, which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.
In connection with our assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal controls over financial reporting relating to our accounting for income taxes. For a discussion of our internal controls over financial reporting and a description of the identified material weakness, see "Controls and Procedures" in Part II, Item 9A of this Report.
A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified control deficiencies associated with the transition from utilizing tax consultants to establishing expanded in-house tax capabilities and resources, as well as issues in the design and implementation of controls to review and analyze the Company's income tax provisions, income taxes payable and receivable, and deferred income tax balances that led management to conclude that control deficiencies existed at April 2, 2016. While reported tax provisions and related accounts are believed to be accurate, as a result of these deficiencies, until they are substantially remediated, it is possible that internal controls over financial reporting may not prevent or detect errors in the tax accounting reflected in our financial statements from occurring that could be material, either individually or in the aggregate.
While actions have been taken to improve our internal controls in response to the identified material weakness related to certain aspects of accounting for income taxes, additional work continues to address and remediate the identified material weakness. Until these actions are fully implemented and tested, a material weakness in our internal controls over financial reporting relating to income taxes will continue to exist. As a result, our ability to accurately report, on a timely basis, our future financial condition, results of operations or cash flows may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our owned headquarters facility is located in Braintree, Massachusetts and consists of two buildings which are approximately 180,000 and 44,000 square feet. As of April 2, 2016, we owned or leased a total of 68 facilities. Our owned and leased facilities consist of approximately 1.8 million square feet. Included within these properties are 8 manufacturing facilities. We believe all of these facilities are well-maintained and suitable for the operation conducted in them. We consider the following manufacturing facilities to be material to the business.
Leetsdale, Pennsylvania is an approximately 82,000 square foot leased facility which is used for warehousing, distribution and manufacturing operations primarily supporting our plasma business. Annual lease expense is approximately $0.4 million for this facility.
Draper, Utah is an approximately 100,000 square foot owned facility used for distribution and manufacturing operations supporting our plasma business. During fiscal 2015, the Company purchased this facility for $6.6 million.
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
The Company's facilities are used by the following business segments:

Number of Facilities
Japan	12
EMEA	16
North America Plasma	3
All Other	37
Total	68

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
As of April 2, 2016, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.6 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We may receive other similar claims in the future.
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
RONALD GELBMAN (age 68) Interim Chief Executive Officer September 2015 to May 2016, has been a member of the Haemonetics Board of Directors since 2000 and, until his appointment as Interim CEO in September of 2015, was Chair of the Governance and Compliance Committee and a member of the Audit Committee. Mr. Gelbman is a former member of the Executive Committee of Johnson & Johnson, and served as Worldwide Chairman of the Pharmaceuticals and Diagnostics Group.
CHRISTOPHER SIMON (age 52) President and Chief Executive Officer joined Haemonetics in May, 2016. Mr. Simon previously served as a Senior Partner of McKinsey & Company in Global Medical Products Practice. Mr. Simon was a consultant with McKinsey & Company since 1993 and recently was the Lead Partner for McKinsey & Company’s current strategy review with Haemonetics. Prior to that, he served in commercial roles with Baxter Healthcare Corporation.
CHRISTOPHER LINDOP (age 58) Executive Vice President, Business Development and Chief Financial Officer joined Haemonetics in January of 2007 as Chief Financial Officer and has announced his retirement from Haemonetics effective June 3, 2016. In 2007, Mr. Lindop assumed responsibility for business development. Prior to joining Haemonetics, he was Chief Financial Officer at Inverness Medical Innovations, a rapidly growing global developer of advanced consumer and professional diagnostic products from 2003 to 2006. Prior to this, Mr. Lindop was a Partner in the Boston offices of Ernst & Young LLP and Arthur Andersen LLP.
KENT DAVIES (age 53) Chief Operating Officer joined Haemonetics as President, Global Markets in April 2014. In April 2015, he was promoted to Chief Operating Officer. In this role, he is responsible for worldwide oversight of all of Haemonetics’ commercial operations, including product development and product management. Previously, Mr. Davies was the Chief Executive Officer of RoundTable Healthcare Partners' RoundTable III Platform Development Corporation ("RPDC") where he focused on the identification and development of new investment opportunities in the medical device market.
DAVID FUSCO (age 42) Executive Vice President, Global Human Resources joined Haemonetics in July, 2015. Mr. Fusco is responsible for Haemonetics' global human capital programs including talent management, organization development, total rewards and the human resources business partner support program aimed at advancing our employee engagement and culture. Previously, Mr. Fusco was the Vice President of Human Resources of Parexel International where he was responsible for the Global Human Resources business partner management and the enterprise wide human capital programs.
SANDRA JESSE (age 63) Executive Vice President, Chief Legal Officer joined Haemonetics as Vice President, Chief Legal Officer in September 2011, and is responsible for the company’s Legal, Compliance and Corporate Audit and Controls groups. Ms. Jesse was previously the Executive Vice President and Chief Legal Officer of Blue Cross Blue Shield of Massachusetts, a Partner in the Boston law firm of Choate, Hall and Stewart, and Press Secretary for a United States Congressman, Lee Hamilton.
NEIL RYDING (age 55) Executive Vice President, Global Operations joined Haemonetics in September, 2015. Prior to joining Haemonetics, Mr. Ryding had over 30 years of experience in leading global manufacturing operations and supply chain organizations in regulated environments within the aerospace and medical device industries. Mr. Ryding’s previous experience includes various roles with Rolls Royce Aero-Engines, Johnson & Johnson, Smith & Nephew, Cardinal Health and Hospira.
BYRON SELMAN (age 49) President, Global Markets joined Haemonetics in 2012 as President, North America. In January of 2015, Mr. Selman was promoted to President, Americas. Mr. Selman was then promoted to President, Global Markets in April 2015. Mr. Selman was previously with Pall Corporation for 21 years where he most recently served as President of Global Medical.
DAN GOLDSTEIN (age 39) Vice President and Corporate Controller, joined Haemonetics in 2016. In April of 2016, Mr. Goldstein was appointed principal accounting officer. Prior to joining the Company, Mr. Goldstein was Vice President Technical Accounting and Advisory Services for Covidien PLC, a global health care products company. At Covidien, Mr. Goldstein had previously held the roles of Business Unit Controller, Sustainable Technologies and Director, Corporate Reporting. Prior to Covidien, Mr. Goldstein held positions at EMC Corporation and Calpine Corporation.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended April 2, 2016:
Market price of Common Stock:
High	$45.32	$42.24	$34.63	$35.67
Low	$39.69	$34.13	$29.70	$29.20
Fiscal year ended March 28, 2015:
Market price of Common Stock:
High	$35.73	$37.13	$39.07	$45.43
Low	$29.86	$33.92	$33.75	$36.48
Holders
There were approximately 181 holders of record of the Company’s common stock as of April 2, 2016.
Dividends
The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

Stock Performance
The following graph compares the cumulative 5-year total return provided to shareholders on Haemonetics Corporation’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Health Care Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 4/2/2011 and its relative performance is tracked through 4/2/2016.
___________________________________

*	$100 invested on 4/2/2011 in stock or index, including reinvestment of dividends. Fiscal year ended April 2, 2016.

	4/11	3/12	3/13	3/14	3/15	4/16
Haemonetics Corporation	100.00	104.69	125.18	96.48	132.84	106.04
S&P 500	100.00	105.71	117.77	139.42	154.68	155.57
S&P Health Care Equipment	100.00	106.08	119.18	148.88	184.83	178.92
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
On April 28, 2014, the Company announced that its Board of Directors approved the repurchase of up to $100.0 million of Company shares, subject to compliance with its loan covenants. We completed this repurchase program during the second quarter of fiscal 2016. In total, we repurchased approximately 2.7 million shares at a total cost of $100.0 million under this plan. We reflect stock repurchases in our financial statements on a “trade date” basis and as Authorized Unissued (Haemonetics is a Massachusetts company and under Massachusetts law repurchased shares are treated as authorized but unissued). All of the purchases were made under the publicly announced program and were made in the open market.

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation Five-Year Review

(In thousands, except per share and employee data)	2016	2015	2014	2013	2012
Summary of Operations
Net revenues	$908,832	$910,373	$938,509	$891,990	$727,844
Cost of goods sold	502,918	475,955	470,144	463,859	358,604
Gross profit	405,914	434,418	468,365	428,131	369,240
Operating expenses:
Research and development	44,965	54,187	54,200	44,394	36,801
Selling, general and administrative	317,223	337,168	365,977	323,053	245,835
Impairment of assets	92,395	5,441	1,711	4,247	—
Contingent consideration (income) expense	(4,727)	(2,918)	45	—	(2,154)
Total operating expenses	449,856	393,878	421,933	371,694	280,482
Operating (loss) income	(43,942)	40,540	46,432	56,437	88,758
Other (expense) income, net	(9,474)	(9,375)	(10,031)	(6,540)	740
(Loss) income before provision for income taxes	(53,416)	31,165	36,401	49,897	89,498
Provision for income taxes	2,163	14,268	1,253	11,097	22,612
Net (loss) income	$(55,579)	$16,897	$35,148	$38,800	$66,886
(Loss) income per share:
Basic	$(1.09)	$0.33	$0.68	$0.76	$1.32
Diluted	$(1.09)	$0.32	$0.67	$0.74	$1.30
Weighted average number of shares	50,910	51,533	51,611	51,349	50,727
Common stock equivalents	—	556	766	910	863
Weighted average number of common and common equivalent shares	50,910	52,089	52,377	52,259	51,590

	2016	2015	2014	2013	2012
Financial and Statistical Data:
Working capital	$302,535	$368,985	$391,944	$403,153	$386,784
Current ratio	2.6	3.0	2.8	3.2	4.0
Property, plant and equipment, net	$337,634	$321,948	$271,437	$256,953	$161,657
Capital expenditures	$102,405	$122,220	$73,648	$62,188	$53,198
Depreciation and amortization	$89,911	$86,053	$81,740	$65,481	$49,966
Total assets	$1,319,128	$1,485,417	$1,514,178	$1,461,917	$911,135
Total debt	$408,000	$427,891	$437,687	$480,094	$3,771
Stockholders’ equity	$721,565	$826,122	$837,888	$769,182	$732,631
Debt as a % of stockholders’ equity	56.5%	51.8%	52.2%	62.4%	0.5%
Employees	3,225	3,383	3,782	3,563	2,337

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business

Haemonetics is a global healthcare company dedicated to providing innovative products to customers involved in the processing, handling and analysis of blood. We offer a comprehensive portfolio of integrated devices, information management, and consulting services with the goal of helping improve clinical outcomes and reduce costs for blood and plasma collectors, hospitals, and patients around the world.

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

Recent Developments

Global Strategic Review
We recently undertook a global strategic review of our business portfolio to identify which end markets and product franchises have the strongest growth opportunities. As a result of that review, we organized our current products into four franchises for purposes of evaluating their growth potential: Plasma, Hemostasis Management, Donor and Cell Processing. In that review, “Plasma” included plasma collection devices and disposables, plasma donor management software and anticoagulant and saline sold to plasma customers. “Hemostasis Management” included devices and methodologies for measuring coagulation characteristics of blood, such as our TEG® Hemostasis Analyzer. “Donor” included blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. “Cell Processing” included surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software.

In connection with this strategic review, we concluded that Plasma and Hemostasis Management have the greatest growth potential, while Cell Processing innovation offers an opportunity to increase market share and expand into new segments. Donor is competing in challenging markets which require us to manage the business differently, including reducing costs and the scope of the current product line. In recognition of these conclusions, we have begun to implement an operating model that will streamline the management structure and rationalize our cost structure, with an aim to bring about sustainable productivity improvement across the organization. Overall, we expect implementation of our new direction will require multiple changes and will extend beyond fiscal 2017.

Restructuring Initiative

During the first quarter of fiscal 2017, in connection with our global strategic review, we launched the first phase of a restructuring program designed to reposition our organization and improve our cost structure. The first phase includes both a reduction of headcount and operating costs as well as projects to simplify product lines. We may also take additional steps to modify our manufacturing operations to reflect our strategic direction.

We expect to incur approximately $26 million of restructuring and transformation charges, comprised of $17 million in termination benefits and $9 million in other related exit costs. Substantially all of these charges will result in future cash outlays and are expected to be incurred during fiscal 2017. Savings from this program are estimated to be approximately $40 million in fiscal 2017. Subsequent phases of the program may require restructuring charges in future fiscal years.

Impairments

◦
Goodwill. As discussed in Note 5, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, we evaluate goodwill for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. During the third quarter of fiscal 2016, we concluded that indicators of potential goodwill impairment were present for the EMEA and Americas Blood Center and Hospital reporting units, therefore requiring an interim test for goodwill impairment. We recorded a preliminary impairment charge of $66.3 million in the EMEA reporting unit during the third quarter of fiscal 2016. During the fourth quarter of fiscal 2016, we completed our second step of the goodwill impairment test and concluded that no adjustment to the $66.3 million impairment loss initially recorded was required. The impairment charge recorded in the third quarter of fiscal 2016 represented the entire goodwill balance allocated to EMEA.

◦
SOLX. In April 2013, we acquired a patented red cell storage solution, referred to as SOLX, from Hemerus Medical, LLC for cash consideration of $24.1 million plus an agreement to make certain future payments accounted for as contingent consideration. We acquired SOLX to complement the portfolio of whole blood collection, filtration and processing product lines and to bring greater efficiency and productivity to whole blood collection and processing. During the third quarter of fiscal 2016, we received U.S. Food and Drug Administration clearance for the SOLX solution with a Haemonetics whole blood filter. At that time, the vast majority of the U.S. market utilized a red cell filter, not a whole blood filter, for whole blood collection procedures as they seek to optimize blood component yield from each collection. To bring SOLX to market with a red cell filter would have required substantial additional investment. Accordingly, we conducted a final market review prior to proceeding with this investment, which indicated customers would not pay a price for a SOLX collection kit sufficient to recover the cost to produce it, or to provide an adequate return on the additional investment. As result, in fiscal 2016, we suspended further investment in the SOLX technology and recorded an impairment charge of $18.7 million to write down the carrying value of the SOLX intangible assets. In addition, we reversed the $4.9 million of contingent consideration liability we had recorded, as we now do not expect to achieve the conditions that called for its payment.

◦
Other Assets. During the fourth quarter of fiscal 2016, we completed our global strategic review which resulted in the identification of certain long-lived assets, including property, plant and equipment and intangible assets that were at risk of being impaired due to changes in the strategic direction of the Company. During the fourth quarter of fiscal 2016, we performed impairment tests for each of the identified assets and based on revised expectations, we recorded asset impairment charges of $16.2 million. These charges included the write down of $9.1 million of property, plant and equipment and $7.1 million of intangible assets. Refer to Note 5, Goodwill and Intangible Assets, and Note 12, Property, Plant and Equipment, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information.

Declines in U.S. Blood Center Collections

In fiscal 2016, sales of our whole blood disposables to U.S. blood centers represented less than 6% of our total revenue. The demand for these disposable products in the U.S. declined in fiscal 2015 and 2014 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols. During the fiscal 2016, the decline in U.S. blood center collections was approximately 7%, compared to approximately 10% in fiscal 2015.

In response to this trend, certain large U.S. blood center collection groups pursued single source vendors for whole blood collection products which required significant reductions in average selling prices in order to retain or increase our share of their business. During fiscal 2014, we entered into a multi-year agreement to supply the HemeXcel Purchasing Alliance, LLC with certain whole blood collection components during the calendar years 2014-2016. The agreement included a reduction in average selling prices which was implemented at the end of first quarter of fiscal 2015. In March 2014, the American Red Cross selected another exclusive supplier to provide certain whole blood products. This reduced annualized revenues by approximately $25 million beginning in the second quarter of fiscal 2015.

Apheresis Red Cell Collection Arrangements

During the first half of fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") pursued arrangements for apheresis red cell collections. These negotiations have concluded and will negatively affect red cell revenues and gross margins. The expected negative impact on fiscal 2017 operating income as a result of these negotiations is approximately $12 million. Red cell disposable revenues in the U.S. totaled $34.8 million during fiscal 2016 and $37.6 million during fiscal 2015.

On August 1, 2015, we entered into a contract for apheresis devices and single-use disposables with the American Red Cross which has resulted in a decrease in revenue and gross profit in our Blood Center business. In accordance with this agreement, we provided a one-time payment to assist in the transition of red cell collections to our technology. This contract is expected to result in 100% share of the American Red Cross's apheresis red cell collection business and higher sales volumes, but at lower prices. The impact of the price concessions began in the third quarter of fiscal 2016, while the transition to a higher share of the American Red Cross' business is ongoing.

In addition, both Blood Center GPOs have recommended competitive technologies to their members. We expect revenue to decline as their individual blood center members convert to the competitive technologies.

Value Creation and Capture Initiatives

In fiscal 2016, we completed our Value Creation and Capture (“VCC”) opportunities initiative. This initiative included (i) discontinuation of manufacturing activities at our Ascoli-Piceno, Italy and Braintree, Massachusetts facilities, (ii) expansion of our current facility in Tijuana, Mexico, (iii) transfer of all equipment production to our contract manufacturer, Sanmina Corporation, and (iv) consolidation of the manufacturing of product formerly produced in the U.S. and Italy to our new manufacturing facility in Penang, Malaysia. We continue to manufacture in Bothwell, Scotland. See the Liquidity and Capital Resources discussion for further discussion of the costs of these activities.

Market Trends
Plasma Market

There are two key aspects to the market for our plasma products; the growth in demand for plasma-derived pharmaceuticals and the limited number of significant bio-pharmaceutical companies in this market.

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

Despite the overall growth in the market, the number of bio-pharmaceutical companies who fractionate plasma is limited. And while the global trend toward consolidation among these companies has stabilized, we do not expect meaningful new entries or diversification.

Demand for our plasma products in fiscal 2016 continued to grow in North America as collection volumes benefited from an expanding end user market for plasma-derived biopharmaceuticals with U.S. produced plasma meeting an increasing percentage of plasma volume demand worldwide.

Blood Center Market

In the blood center market, we sell products used in the collection of platelets, red cells and whole blood. Whole blood is collected from the donor and then transported to a laboratory where it is separated into its components: red cells, platelets or plasma.  While we sell products around the world, a significant portion of our sales are to a limited number of customers due to relatively limited number of blood collectors.

Platelets are collected globally, although each local market can be quite different. Despite modest increases in the demand for platelets in Europe and Japan, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for automated collections and related disposables in these countries. In particular, the use of "double dose" collection methods in Europe and Japan has increased. Double dose collections involve collecting two therapeutic platelet doses from one donor. Competition in double dose collection technology is intense and can negatively impact our sales in markets where these collections are prevalent.

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

Balancing these trends in the United States, Europe and Japan is the development of emerging markets. With changes in healthcare and social security systems in emerging markets, a larger number of people are gaining access to state of the art medical treatments, which drives the demand for platelet transfusions, in particular, and represent a growing market.

As discussed in Recent Developments above, we believe the decline in U.S. blood center collections of approximately 7% in fiscal 2016 will continue in fiscal 2017. Demand for red cells has declined in mature markets due to better blood management and the development of less invasive, lower blood loss medical procedures. However, highly populated emerging market countries are increasing their demand for blood components as they are advancing their health care coverage, and as greater numbers of people gain access to more advanced medical treatment, demand for blood components, including red cells increases directly.
Hospital Market
In the hospital market, we sell cardiovascular and orthopedic surgical blood salvage systems, and hemostasis management analyzers.
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
Our OrthoPAT technology is used to salvage red cells in high blood loss orthopedic procedures, including hip and knee replacement surgeries. Over the last three years, improved blood management practices, including the use of tranexamic acid to treat and prevent post-operative bleeding, have significantly reduced the use of OrthoPAT.
Our TEG Thrombelastograph Hemostasis Analyzers are diagnostic tools which provides a comprehensive assessment of a patient’s overall hemostasis. This information enables caregivers to decide the best blood-related clinical treatment for the individual patient in order to minimize blood loss. The use of our TEG 5000 analyzer continues to expand beyond cardiac surgery into trauma and other clinical uses. TEG product line sales further strengthened in fiscal 2016, with strong performance in North America and China. This product’s growth is dependent on hospitals adopting this technology in their blood management programs. We have launched our next generation device, the TEG 6s, in certain markets in Europe and Asia. In North America, our largest market for TEG, TEG 6s is in a limited market release.
Software Market
Our software solutions portfolio addresses many of the critical data collection and data management needs within the plasma, blood center, and hospital markets.
In the plasma market, we provide software which assists in collection center management. Our Next Generation Donor Management Software has been favorably received by the market and is being implemented at two significant customers.
In the blood center market for software, we currently participate most actively in the United States, where expansion to new or emerging technology platforms such as our El Dorado Software Solution Suite has been slow due to industry consolidation and the relatively high cost of migrating to new information technology platforms. This trend has limited revenue growth and will likely continue to minimize potential opportunities in the future. However, in the immediate future high switching costs and recurring maintenance revenue streams from existing customers has provided relative revenue stability in this product group.
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

Financial Summary

(In thousands, except per share data)	April 2, 2016	March 28, 2015	March 29, 2014	% Increase/(Decrease) 16 vs. 15	% Increase/(Decrease) 15 vs. 14
Net revenues	$908,832	$910,373	$938,509	(0.2)%	(3.0)%
Gross profit	$405,914	$434,418	$468,365	(6.6)%	(7.2)%
% of net revenues	44.7%	47.7%	49.9%
Operating expenses	$449,856	$393,878	$421,933	14.2%	(6.6)%
Operating (loss) income	$(43,942)	$40,540	$46,432	n/m	(12.7)%
% of net revenues	(4.8)%	4.5%	4.9%
Other expense, net	$(9,474)	$(9,375)	$(10,031)	1.1%	(6.5)%
(Loss) income before taxes	$(53,416)	$31,165	$36,401	n/m	(14.4)%
Provision for income tax	$2,163	$14,268	$1,253	(84.8)%	n/m
% of pre-tax income	(4.0)%	45.8%	3.4%
Net (loss) income	$(55,579)	$16,897	$35,148	n/m	(51.9)%
% of net revenues	(6.1)%	1.9%	3.7%
Net (loss) income per share - diluted	$(1.09)	$0.32	$0.67	n/m	(52.2)%
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2016 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal year 2015 and 2014 included 52 weeks with each quarter having 13 weeks.
Net revenues for fiscal 2016 were flat compared to fiscal 2015. Without the effects of foreign exchange, net revenues increased 2.9% compared to fiscal 2015. Revenue increases in plasma and TEG disposables were offset by declines in blood center disposables and reduced surgical, OrthoPAT and equipment sales for the fiscal year ended April 2, 2016. The 53rd week in fiscal 2016 also contributed to the increase, as it accounted for 1.7% of additional revenue as compared to fiscal 2015.
Net revenues for fiscal 2015 decreased 3.0% compared to fiscal 2014. Without the effects of foreign exchange, net revenues decreased 1.3% over fiscal 2014. Revenue increases in plasma and TEG disposables were more than offset by declines in the whole blood disposables for the fiscal year ended March 28, 2015.
We recorded an operating loss in fiscal 2016, as compared to operating income in fiscal 2015. Operating income decreased for the fiscal year ended April 2, 2016 primarily as a result of the goodwill and other asset impairment charges recognized in the second half of fiscal 2016, as discussed above. This increase in operating expenses was partially offset by reductions in restructuring and transformation expenses of $27.5 million in fiscal 2016 as compared to fiscal 2015.
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
We recorded a net loss in fiscal 2016, as compared to net income in fiscal 2015. The change in net loss is primarily attributable to the decrease in operating income described above, partially offset by a decrease in the income tax provision in fiscal 2016 as compared to fiscal 2015.
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

RESULTS OF OPERATIONS
Net Revenues by Geography

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014	% Increase/(Decrease) 16 vs. 15	% Increase/(Decrease) 15 vs. 14
United States	$519,440	$494,788	$500,719	5.0%	(1.2)%
International	389,392	415,585	437,790	(6.3)%	(5.1)%
Net revenues	$908,832	$910,373	$938,509	(0.2)%	(3.0)%
International Operations and the Impact of Foreign Exchange
Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force and independent distributors and agents.
The percentage of revenue generated in our principle operating regions is summarized below:

	April 2, 2016	March 28, 2015	March 29, 2014
United States	57.1%	54.4%	53.4%
Japan	9.0%	9.7%	11.6%
Europe	20.7%	23.7%	24.0%
Asia	12.3%	11.2%	10.1%
Other	0.9%	1.0%	0.9%
Total	100.0%	100.0%	100.0%
International sales are generally conducted in local currencies, primarily the Japanese Yen, the Euro, the Chinese Yuan and the Australian Dollar. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, the Euro and Australian Dollar relative to the U.S. Dollar.
We have placed foreign currency hedges based on estimates of future revenues to reduce the impacts of currency fluctuations. For fiscal 2016 as compared to fiscal 2015, the effects of foreign exchange resulted in a 3.1% decrease in sales. The primary reason is the relative strength of the U.S. Dollar to the Japanese Yen and Euro. We expect this relative strength of the U.S. Dollar to continue to negatively impact operating income in fiscal 2017. For fiscal 2015 as compared to fiscal 2014, the effects of foreign exchange accounted for a 1.7% decrease in sales.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Product Type

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014	% Increase/(Decrease) 16 vs. 15	% Increase/(Decrease) 15 vs. 14
Disposables	$784,454	$783,426	$806,834	0.1%	(2.9)%
Software solutions	72,434	72,185	70,441	0.3%	2.5%
Equipment & other	51,944	54,762	61,234	(5.1)%	(10.6)%
Net revenues	$908,832	$910,373	$938,509	(0.2)%	(3.0)%

Disposables Revenues by Product Type

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014	% Increase/(Decrease) 16 vs. 15	% Increase/(Decrease) 15 vs. 14
Plasma disposables	$348,785	$319,190	$291,895	9.3%	9.4%
Blood center disposables
Platelet	143,274	152,588	156,643	(6.1)%	(2.6)%
Red cell	39,256	42,700	42,378	(8.1)%	0.8%
Whole blood	128,532	143,905	190,698	(10.7)%	(24.5)%
	311,062	339,193	389,719	(8.3)%	(13.0)%
Hospital disposables
Diagnostics	50,882	42,187	33,302	20.6%	26.7%
Surgical	59,902	62,540	66,876	(4.2)%	(6.5)%
OrthoPAT	13,823	20,316	25,042	(32.0)%	(18.9)%
	124,607	125,043	125,220	(0.3)%	(0.1)%
Total disposables revenues	$784,454	$783,426	$806,834	0.1%	(2.9)%
Disposables Revenues
Disposables include the Plasma, Blood Center, and Hospital product lines. Disposables revenue was flat during fiscal 2016 and decreased 2.9% during fiscal 2015. Without the effects of foreign exchange, disposables revenue increased 3.3% and decreased 1.1% for fiscal 2016 and 2015, respectively. In fiscal 2016, revenue increases in plasma and TEG disposables were offset by declines in sales of our blood center, surgical, and OrthoPAT disposables. In fiscal 2015, the decrease was primarily driven by significantly reduced whole blood disposables revenue and was partially offset by growth in plasma and TEG disposables revenue.
Plasma
Plasma disposables revenue increased 9.3% during fiscal 2016. Without the effects of foreign exchange, plasma disposables revenue increased 12.0% during fiscal 2016 compared to fiscal 2015. Plasma revenue increased principally due to higher volumes in the U.S. associated with end market growth for plasma-derived biopharmaceuticals. The implementation of a liquid solutions contract with a large U.S. collector and strong performance in Japan and other parts of Asia also contributed to growth. This growth was partially offset by reductions related to market conditions in Russia.
Plasma disposables revenue increased 9.4% during fiscal 2015. Without the effects of foreign exchange, plasma disposables revenue increased 10.4% during fiscal 2015. Plasma revenue increased due to higher volumes in the United States associated with end market growth for plasma-derived biopharmaceuticals and benefits from the transition to a direct sales model in Australia and New Zealand which occurred in the second quarter of fiscal 2014.
Blood Center
Platelet
While we market our platelets products globally, the dynamics of each market are significantly different. Despite modest increases in the demand for platelets in Europe and Japan, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for automated collections and related disposables in these countries. In particular, the use of "double dose" collection methods in Europe and Japan has increased. Double dose collections involve collecting two therapeutic platelet doses from one donor. Competition in double dose collection technology is intense and has negatively impacted our sales in a number of markets where these collections are prevalent. Most recently in Japan, our market share gains in single dose collections have been offset by the recent adoption of double dose collections by our primary customer. Increased use of double dose collections in Japan may negatively impact our revenue and gross profit from platelet collection disposables in that market.

In addition to the impact of different collection techniques, emerging markets have seen changes in healthcare and social security systems which have allowed increased access to advanced medical treatment. This has driven the demand for platelet transfusions and increased collection volumes. In emerging markets, particular Russia, we have also seen economic instability negatively impact healthcare spend and our revenue.

Platelet disposables revenue decreased 6.1% during fiscal 2016. Without the effects of foreign exchange, platelet disposable revenue decreased 0.8% during fiscal 2016. The decrease in platelet disposable revenue during fiscal 2016, excluding the impact of foreign exchange, was primarily the result of declines in sales in Russia and Latin America. These declines were partially offset by growth in China, India, the Middle East, and other parts of Asia.
Platelet disposables revenue decreased 2.6% during fiscal 2015. Without the effects of foreign exchange, platelet disposable revenue increased 3.0% during fiscal 2015. Without the effect of foreign exchange, the increase was due to growth in emerging markets and the benefit of order timing in North America offset by the impact of the collection trends in Japan noted above.
Red Cells and Whole Blood
Red cell disposables revenue decreased 8.1% during fiscal 2016. Without the effects of foreign exchange, red cell disposables revenue decreased 7.0% during fiscal 2016. The decrease during fiscal 2016 was driven by price reductions in our principal U.S. red cell market. During fiscal 2016, U.S. blood collection groups pursued arrangements for apheresis red cell collections with the objective of standardizing their collection technology and securing price reductions. These arrangements are now largely in place and began to negatively affect red cell revenues and gross margins during the second quarter of fiscal 2016.
As discussed above, during the second quarter of fiscal 2016, we entered into a contract with the American Red Cross which included an incentive to transition to our technology and price reductions tied to higher volumes. In addition, Blood Center GPOs have selected competitive technologies. We expect revenue to decline from both the lower pricing in the American Red Cross contract and the conversion by Blood Center GPOs to the competitive technologies. Red cell disposable revenues in the U.S. totaled $34.8 million and $37.6 million during fiscal 2016 and 2015, respectively.
Red cell disposables revenue increased 0.8% during fiscal 2015. Without the effects of foreign exchange, red cell disposables revenue increased 0.8% during fiscal 2015. The increase was driven by North American sales due to changes in red cell collection practices and was partially offset by declines in Europe and Latin America. During fiscal 2015, we saw a modest shift in order patterns from whole blood to red cell disposables due to customer efforts to more efficiently collect red cells.
Whole blood revenue decreased 10.7% during fiscal 2016. Without the effect of foreign exchange, whole blood revenue decreased 8.3% during fiscal 2016. Whole blood disposables revenue for fiscal 2016 decreased primarily due to a declining U.S. whole blood market. The anniversary of the loss of the American Red Cross whole blood business occurred at the end of the first quarter of fiscal 2016, however, we continue to be negatively impacted by the declining market.
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
Hospital
Diagnostics
Diagnostics product revenue consists principally of the consumable reagents used with the TEG hemostasis management family of products. Revenue from diagnostic products increased 20.6% during fiscal 2016. Without the effect of foreign exchange, diagnostic product revenue increased 20.2%. The revenue increase is due to continued adoption of our hemostasis system, principally in the U.S. and China. We are continuing our limited market release of the TEG 6s device and disposables.
Revenue from our diagnostic products increased 26.7% during fiscal 2015. Without the effect of foreign exchange, diagnostic product revenue increased 23.4%. The revenue increase is due to continued adoption of our TEG analyzer, principally in the United States and China.
Surgical
Surgical disposables revenue consists principally of the Cell Saver and CardioPAT products. Revenue from our surgical disposables decreased 4.2% during fiscal 2016. Without the effect of foreign exchange, surgical disposables revenue increased 1.0% during fiscal 2016. The increase in surgical disposable revenue was primarily attributable to modest growth in Japan and in the emerging markets in Russia and China.
Revenue from our surgical disposables decreased 6.5% during fiscal 2015. Without the effect of foreign exchange, surgical disposables revenue decreased 3.3% during fiscal 2015. The decline in surgical revenue in developed markets was partially offset by growth in emerging markets.

OrthoPAT
Revenue from our OrthoPAT disposables decreased 32.0% during fiscal 2016. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 27.5%. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT disposables. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT disposables. During fiscal 2016, OrthoPAT disposable revenues were also negatively impacted by a supply chain interruption. We expect continued declines in OrthoPAT revenues in fiscal 2017.
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
Other Revenues

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014	% Increase/(Decrease) 16 vs. 15	% Increase/(Decrease) 15 vs. 14
Software solutions	$72,434	$72,185	$70,441	0.3%	2.5%
Equipment and other	51,944	54,762	61,234	(5.1)%	(10.6)%
Net other revenues	$124,378	$126,947	$131,675	(2.0)%	(3.6)%
Software Solutions
Our software solutions revenue includes sales of our information technology software platforms and consulting services.
Software solutions revenue was flat during fiscal 2016. Without the effects of foreign exchange, software solutions revenue increased 2.7% during fiscal 2016. The growth in software revenues in fiscal 2016 was driven by the finalization of services under a contract with the Department of Defense, the recognition of previously deferred revenue associated with one of our largest customers, BloodTrack growth in Europe, and increased software support service revenue. This growth was partially offset by declines in BloodTrack in the U.S. and lower new system installs in Europe.
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
Equipment and other revenue decreased 5.1% during fiscal 2016. Without the effects of currency exchange, equipment and other revenue decreased 1.9%. The decrease in revenue was primarily due to a rebate assessed by the Italian government and declines in Russia and Japan. The decline in Russia was due to the Russian market suspending all equipment purchasing in fiscal 2016 and the decline in Japan was a result of lower platelet equipment sales. These declines were partially offset by increases in red cell equipment revenue in the U.S. and plasma equipment revenue in Germany.
Equipment and other revenue decreased 10.6% during fiscal 2015. Without the effect of currency exchange, equipment and other revenue decreased 8.7%. The decrease in revenue during fiscal 2015 is due primarily to the impact of order timing and macro-economic conditions in Russia.
Gross Profit

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014	% Increase/(Decrease) 16 vs. 15	% Increase/(Decrease) 15 vs. 14
Gross profit	$405,914	$434,418	$468,365	(6.6)%	(7.2)%
% of net revenues	44.7%	47.7%	49.9%

Our gross profit decreased 6.6% during fiscal 2016. Without the effects of foreign exchange, gross profit decreased 2.0% during fiscal 2016. Our gross profit margin percentage decreased by 300 basis points for fiscal 2016 as compared to fiscal 2015. The decrease in the gross profit margin during fiscal 2016 was primarily due to the effect of foreign exchange, inventory related charges of $9.4 million and impairment of assets of $8.8 million. Product mix, including plasma disposables, price reductions in our blood center business, and the amortization of software development costs in the early stages of product launches also negatively impacted gross profit. These declines were partially offset by cost savings from productivity programs, including the VCC initiatives. Gross profit margin continues to be impacted by the inefficiency of underutilized production capacity.
Our gross profit amount decreased 7.2% during fiscal 2015. Without the effects of foreign exchange, gross profit decreased 5.1% during fiscal 2015. Our gross profit margin percentage decreased by 220 basis points for fiscal 2015 as compared to fiscal 2014. The decrease in gross profit margin for the fiscal year ended March 28, 2015 was primarily due to price reductions in the blood collection markets, reduced manufacturing efficiency related to lower whole blood volumes and relatively higher sales from products with lower gross margins. These decreases were partially offset by cost savings from our VCC initiatives implemented during fiscal 2014 and 2015.
Operating Expenses

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014	% Increase/(Decrease) 16 vs. 15	% Increase/(Decrease) 15 vs. 14
Research and development	$44,965	$54,187	$54,200	(17.0)%	—%
% of net revenues	4.9%	6.0%	5.8%
Selling, general and administrative	$317,223	$337,168	$365,977	(5.9)%	(7.9)%
% of net revenues	34.9%	37.0%	39.0%
Impairment of assets	$92,395	$5,441	$1,711	n/m	218.0%
% of net revenues	10.2%	0.6%	0.2%
Contingent consideration (income) expense	$(4,727)	$(2,918)	$45	62.0%	n/m
% of net revenues	(0.5)%	(0.3)%	—%
Total operating expenses	$449,856	$393,878	$421,933	14.2%	(6.6)%
% of net revenues	49.5%	43.3%	45.0%
Research and Development
Research and development expenses decreased 17.0% during fiscal 2016. Without the effects of foreign exchange, research and development expenses decreased 15.7% during fiscal 2016. The decrease in fiscal 2016 was primarily the result of a reduction in restructuring and transformation costs of $10.9 million, partially offset by increased activities for several projects designed to support our long-term product plans and to increase our competitiveness.
Research and development expenses remained flat during fiscal 2015. Without the effect of the increased restructuring and transformation costs of $2.8 million in fiscal 2015, as compared to the prior year, research and development decreased by approximately 6.0% as a result of reduced program spending related to the whole blood acquisition.
Selling, General and Administrative
During fiscal 2016, selling, general and administrative expenses decreased 5.9%. Without the effects of foreign exchange, selling, general and administrative expenses decreased 2.3% during fiscal 2016. The decrease in fiscal 2016 was primarily the result of reductions in restructuring and transformation costs of $12.8 million and decreased variable compensation. The decrease was partially offset by increased spending in sales and marketing activities related to plasma and increased spending as a result of the extra week in fiscal 2016.
During fiscal 2015, selling, general and administrative expenses decreased 7.9%. Without the effects of foreign exchange, selling, general and administrative expenses decreased 6.4% during fiscal 2015. The decrease during fiscal 2015 is primarily related to a $20.1 million decrease in restructuring and transformation costs related to VCC initiatives. This decrease was partially offset by our increased commercial investment in plasma and emerging markets and increased variable compensation.

Impairment of Assets
We recorded asset impairments of $92.4 million in fiscal 2016 primarily consisting of $66.3 million of goodwill impairment, $19.2 million of intangible asset impairments and $6.9 million of property, plant and equipment impairments, as discussed in the Recent Developments section above.
We recorded asset impairments of $5.4 million in fiscal 2015 associated with exit activities related to our VCC initiatives and certain research and development programs.
We recorded asset impairments of $1.7 million in the fourth quarter of fiscal 2014 associated with exit activities related to our VCC and integration initiatives.
Other Expense, Net
Other expense, net, increased 1.1% during fiscal 2016 as compared to fiscal 2015 and decreased 6.5% during fiscal 2015 as compared to fiscal 2014. Interest expense from our term loan borrowings constitutes the majority of expense reported in all periods. The effective interest rate on total debt outstanding for the fiscal year ended April 2, 2016 was approximately 1.9%.
Taxes

	April 2, 2016	March 28, 2015	March 29, 2014	% Increase/(Decrease) 16 vs. 15	% Increase/(Decrease) 15 vs. 14
Reported income tax rate	(4.0)%	45.8%	3.4%	(49.8)%	42.4%

Reported Tax Rate

We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions and the United States. Historically, our reported tax rate was lower than the U.S. statutory tax rate due primarily to our jurisdictional mix of earnings as the income earned in our foreign subsidiaries is generally taxed at a lower tax rate. In fiscal 2015 we established a valuation allowance against a portion of our U.S. deferred tax assets that are not more-likely-than-not realizable due to cumulative losses in the U.S. In fiscal 2016 we continue to maintain a partial valuation allowance against our net U.S. deferred tax assets and net deferred tax assets of certain foreign subsidiaries.

For the year ended April 2, 2016, we recorded an income tax provision of $2.2 million for our worldwide pre-tax loss of $53.4 million, resulting in a reported tax rate of (4.0)%. Our current tax rate is lower than our tax rates of 45.8% and 3.4% for the years ended March 28, 2015 and March 29, 2014, respectively. Our decrease in tax rate is primarily as a result of domestic losses of $18.1 million and foreign losses of $10.8 million for which no tax benefit can be realized. In addition, we recorded income tax expense related to the amortization of U.S. tax-deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets as its reversal is considered indefinite in nature.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	April 2, 2016	March 28, 2015
Cash & cash equivalents	$115,123	$160,662
Working capital	$302,535	$368,985
Current ratio	2.6	3.0
Net debt position(1)	$(292,877)	$(267,229)
Days sales outstanding (DSO)	58	58
Disposables finished goods inventory turnover	4.6	4.3

(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our VCC initiatives required cash expenditures for plant closure costs and employee separation benefits, new plant construction and temporary increases in inventory levels as manufacturing is transitioned to new facilities. We paid $51.3 million, $114.3 million and $72.9 million in cash related to restructuring costs, transformation costs and capital expenditures associated with the VCC initiatives during fiscal 2016, 2015 and 2014, respectively. In fiscal 2017, we expect to incur approximately $26 million of restructuring and transformation charges in connection with the first phase of our restructuring program that was launched during the first quarter of fiscal 2017, which is designed to reposition our organization and improve our cost structure.

As of April 2, 2016, we had $115.1 million in cash and cash equivalents. We currently have a credit facility which provides for a $475.0 million term loan and a $100.0 million revolving loan. The credit facility matures on July 1, 2019. At April 2, 2016, $358.1 million was outstanding under the term loan and $50.0 million was outstanding on the revolving loan. We also have $45.1 million of uncommitted operating lines of credit to fund our global operations and there are no outstanding borrowings as of April 2, 2016.

The credit facility contains covenants that limit the use of cash and require us to maintain certain financial ratios. Any failure to comply with the financial and or other operating covenants of the credit facility would prevent us from borrowing under the revolving credit facility and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. As of April 2, 2016, we were in compliance with all covenants.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and option exercises. Although cash flow from operations will be negatively impacted by the trends noted above, we believe these sources are sufficient to fund our cash requirements over at least the next twelve months, which are primarily payments associated with restructuring initiatives, share repurchases, capital expenditures, cash payments under the loan agreement, investments and other acquisitions. These are described in more detail in Contractual Obligations below.

Cash Flow Overview:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014	Increase/(Decrease) 16 vs. 15	Increase/(Decrease) 15 vs. 14
Net cash provided by (used in):
Operating activities	$121,865	$127,178	$139,524	$(5,313)	$(12,346)
Investing activities	(104,768)	(121,768)	(105,830)	(17,000)	15,938
Financing activities	(62,624)	(33,160)	(20,699)	29,464	12,461
Effect of exchange rate changes on cash and cash equivalents(1)	(12)	(4,057)	354	4,045	(4,411)
Net (decrease)/increase in cash and cash equivalents	$(45,539)	$(31,807)	$13,349
_______________________________________
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities:

Net cash provided by operating activities was $121.9 million during fiscal 2016, a decrease of $5.3 million as compared to fiscal 2015. Cash provided by operating activities decreased primarily due to a working capital outflow. The working capital outflow was primarily attributable to a decrease in accounts payable and accrued expenses, driven largely by a reduction in restructuring reserves, accrued bonuses, accruals related to the construction of facilities and licensing agreements, and a decrease in accrued payroll due to the 53rd week. Also contributing to the reduction in cash provided by operating activities was an increase in accounts receivable from fiscal 2015 to fiscal 2016. The decrease in cash provided by operating activities was partially offset by lower inventory driven by our global strategic review, which included a global inventory reduction initiative during fiscal 2016.

Net cash provided by operating activities was $127.2 million during fiscal 2015, a decrease of $12.3 million as compared to fiscal 2014 primarily due to lower earnings.

Investing Activities:

Net cash used in investing activities was $104.8 million during fiscal 2016, a decrease of $17.0 million as compared to fiscal 2015. The decrease in cash used in investing activities was the result of a reduction in capital expenditures in fiscal 2016 related to manufacturing operations under construction in Malaysia and Tijuana, which have been substantially completed. During fiscal 2015, cash used in investing activities included significant costs related to plant construction activities in Malaysia and Tijuana and the purchase of two previously leased facilities, our manufacturing facility in Salt Lake City and an administrative office at our corporate headquarters in Braintree, Massachusetts.

Net cash used in investing activities was $121.8 million during fiscal 2015, an increase of $15.9 million as compared to fiscal 2014 primarily due to $122.2 million of capital expenditures including $44.9 million related to our manufacturing network transformation activities. The increase was partially offset by a reduction in acquisition related investments of $32.7 million in fiscal 2014.

Financing Activities:

Net cash used in financing activities was $62.6 million during fiscal 2016, an increase of $29.5 million as compared to fiscal 2015 primarily due to $61.0 million of share repurchases during fiscal 2016 compared to $39.0 million of share repurchases during fiscal 2015. Higher term loan payments of $12.8 million also contributed to the increase. This was partially offset by an increase in short-term loans and an increase in proceeds from the exercise of stock options.

Net cash used in financing activities was $33.2 million during fiscal 2015, a decrease of $12.5 million as compared to fiscal 2014 primarily due to $39.0 million used to repurchase approximately 1.2 million shares of common stock. The increase was partially offset by reduced payments towards the term loan in fiscal 2015.

Contractual Obligations
A summary of our contractual and commercial commitments as of April 2, 2016, is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$408,000	$43,471	$195,980	$168,549	$—
Operating leases	20,822	4,845	6,306	3,528	6,143
Purchase commitments*	103,316	98,607	4,709	—	—
Expected retirement plan benefit payments	16,253	1,746	3,065	3,570	7,872
Employee related commitments	9,238	8,568	670	—	—
Total contractual obligations	$557,629	$157,237	$210,730	$175,647	$14,015
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

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $2.3 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.
We anticipate paying an additional $17.8 million upon replication and delivery of certain manufacturing assets of Pall's filter media business to Haemonetics by fiscal 2018.
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
As of April 2, 2016, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.6 million; however, it is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses. We may receive other similar claims in the future.
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
Foreign Exchange
During fiscal 2016, 42.9% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, British Pounds, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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

	First Quarter	Favorable / (Unfavorable)	Second Quarter	Favorable / (Unfavorable)	Third Quarter	Favorable / (Unfavorable)	Fourth Quarter	Favorable / (Unfavorable)
Sales Hedges
Euro - Hedge Spot Rate (USD per Euro)
FY14	1.27	(11)%	1.25	(12)%	1.29	(5)%	1.33	1%
FY15	1.33	5%	1.35	8%	1.35	5%	1.37	3%
FY16	1.35	2%	1.29	(4)%	1.25	(8)%	1.13	(18)%
FY17	1.09	(19)%	1.11	(14)%	1.06	(15)%	1.11	(2)%
Japanese Yen - Hedge Spot Rate (JPY per USD)
FY14	79.85	(1)%	79.68	(4)%	84.32	(9)%	93.92	(19)%
FY15	97.16	(22)%	98.18	(23)%	101.09	(20)%	102.44	(9)%
FY16	102.05	(5)%	106.84	(9)%	118.46	(17)%	117.25	(14)%
FY17	124.07	(22)%	122.18	(14)%	122.99	(4)%	113.55	3%
Australian Dollar - Hedge Spot Rate (USD per AUD)
FY14	—	—%	0.92	—%	0.91	—%	0.92	—%
FY15	0.90	—%	0.94	3%	0.94	3%	0.90	(2)%
FY16	0.94	4%	0.91	(3)%	0.85	(10)%	0.79	(12)%
FY17	0.76	(18)%	0.73	(20)%	0.72	(15)%	0.75	(5)%

Operating Hedges
Canadian Dollar - Hedge Spot Rate (CAD per USD)
FY14	1.01	3%	1.00	1%	1.00	(1)%	1.01	1%
FY15	—	—%	—	—%	1.08	8%	1.09	8%
FY16	1.13	—%	1.14	—%	1.17	9%	1.25	14%
FY17	1.24	10%	1.31	15%	1.35	15%	1.32	6%
British Pound - Hedge Spot Rate (USD per GBP)
FY14	1.59	2%	1.55	5%	1.52	5%	1.54	2%
FY15	1.56	2%	1.57	(1)%	1.62	(7)%	1.65	(7)%
FY16	1.64	(5)%	1.57	—%	1.57	3%	1.53	7%
FY17	1.55	5%	—	—%	—	—%	—	—%
Swiss Franc - Hedge Spot Rate (CHF per USD)
FY14	0.96	17%	0.95	12%	0.92	—%	0.93	1%
FY15	0.94	(2)%	0.92	(3)%	0.90	(2)%	0.89	(4)%
FY16	0.90	(5)%	0.95	3%	0.94	4%	0.92	3%
FY17	0.93	4%	0.97	2%	1.01	7%	0.98	7%
Mexican Peso - Hedge Spot Rate (MXN per USD)
FY14	12.34	—%	12.35	—%	12.22	—%	12.20	—%
FY15	12.40	1%	13.06	6%	13.09	7%	13.08	7%
FY16	13.10	6%	13.07	—%	13.63	4%	14.46	11%
FY17	15.20	16%	15.73	20%	16.71	23%	17.27	19%
FY18	17.44	15%	—	—%	—	—%	—	—%
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
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles - Goodwill and Other ("Topic 350"), or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units.
In performing our goodwill impairment assessment, we utilize the two-step approach prescribed under Topic 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. Our reporting units for purposes of assessing goodwill impairment are the same as our operating segments, which are organized primarily based on geography and include: (a) North America Plasma, (b) Americas Blood Center and Hospital, (c) Europe, Middle East, and Africa (collectively "EMEA"), (d) Asia-Pacific and (e) Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due the size and scale of the plasma business.

When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our goodwill impairment tests, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
In fiscal 2016, we used the income approach, specifically the discounted cash flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. Due to the increased adverse business conditions impacting multiple Haemonetics reporting units in fiscal 2016, we determined that a more precise measure of fair value was required when performing our goodwill impairment review compared to what was performed in prior years.
In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk adjusted weighted average cost of capital ("WACC") as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.
In fiscal 2015 and 2014, we determined the fair value of our reporting units based on the market approach. We utilized the market approach as we determined relevant comparable information was available, and accordingly such method was an appropriate alternative to the income method. Under the market approach, we estimated the fair value of our reporting units based on a combination of, a) market multiples of projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and b) market multiples of projected net revenues for each individual reporting unit. For the market approach, we used judgment in identifying the relevant comparable-company market multiples, such as recent divestitures/acquisitions, facts and circumstances surrounding the market and growth rates. Management assessed the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other data. EBITDA and revenue multiples were also significantly impacted by future growth opportunities for the reporting unit as well as for the company itself, general market and geographic sentiment, and pending or recently completed merger transactions.
If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment, if any. The second step compares the implied fair value of a reporting unit’s goodwill with its carrying value. To determine the implied fair value of goodwill, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. In the third quarter of fiscal 2016, we concluded that indicators of potential goodwill impairment were present for the EMEA and Americas Blood Center and Hospital reporting units, requiring an interim test. We recorded a preliminary impairment charge of $66.3 million in the EMEA reporting unit during the third quarter of fiscal 2016. During the fourth quarter of fiscal 2016, we completed our second step of the goodwill impairment test and concluded that no adjustment to the estimated $66.3 million impairment loss initially recorded was required, as there was significant intangible value attributed to customer relationships and developed technology based on the theoretical purchase price allocation. Refer to Note 5, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding this goodwill impairment.
We review intangible assets subject to amortization for impairment at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. During fiscal 2016, 2015 and 2014, we determined that there were potential impairment indicators for certain intangible assets subject to amortization. As such, we performed the recoverability test described below for the relevant asset groups. In fiscal 2015 and 2014, we determined that the expected undiscounted cash flows exceeded the carrying value of the asset groups identified. In fiscal 2016, however, we determined that the undiscounted cash flows did not support the carrying value of the asset groups identified and, accordingly, recorded impairment charges of $25.8 million, of which $18.7 million related to the write down of the SOLX intangible assets and the remaining $7.1 million related to intangible assets that were identified as part of the Company's global strategic review. Refer to Note 5, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information regarding intangible asset impairments recorded.
When an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified.
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
We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. We recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. Our position is based upon several factors including management’s evaluation of the Company and its subsidiaries’ financial requirements, the short term and long-term operational and fiscal objectives of the Company, and the tax consequences associated with the repatriation of earnings.
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
Contingencies
We may become involved in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount.
Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make which are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: the effects of disruption from the manufacturing transformation making it more difficult to maintain relationships with employees and timely deliver high quality products, technological advances in the medical field and standards for transfusion medicine, our ability to successfully implement products that incorporate such advances and standards, demand for whole blood and blood components, product quality, market acceptance, regulatory uncertainties, the ability of our contract manufacturing vendors to timely supply high quality goods, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and such other risks described under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposures relative to market risk are due to foreign exchange risk and interest rate risk.
Foreign Exchange Risk
See the section above entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to minimize, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and costs. We do not use the financial instruments for speculative or trading activities. At April 2, 2016, we had the following significant foreign exchange contracts to hedge the anticipated foreign currency cash flows outstanding.

Hedged Currency	(BUY)/SELL Local Currency	Weighted Spot Contract Rate	Weighted Forward Contract Rate	Fair Value Gain/(Loss)	Maturity	Quarter Expected to Affect Earnings
EUR	5,949,000	1.097	1.105	$(186,659)	Mar 2016 - May 2016	Q1 FY17
EUR	8,096,000	1.112	1.120	$(153,495)	Jun 2016 - Aug 2016	Q2 FY17
EUR	8,258,000	1.062	1.074	$(548,362)	Sep 2016 - Nov 2016	Q3 FY17
EUR	8,941,000	1.113	1.127	$(171,066)	Dec 2016 - Feb 2017	Q4 FY17
YEN	685,671,000	124.00 per USD	123.08 per USD	$(534,393)	Mar 2016 - May 2016	Q1 FY17
YEN	959,900,000	122.18 per USD	121.17 per USD	$(639,086)	Jun 2016 - Aug 2016	Q2 FY17
YEN	912,121,000	122.99 per USD	121.63 per USD	$(650,628)	Sep 2016 - Nov 2016	Q3 FY17
YEN	879,600,000	113.55 per USD	112.02 per USD	$(62,829)	Dec 2016 - Feb 2017	Q4 FY17
CHF	(3,754,000)	0.93 per USD	0.92 per USD	$(176,737)	Apr 2016 - Jun 2016	Q1 FY17
CHF	(5,050,000)	0.97 per USD	0.95 per USD	$(33,273)	Jul 2016 - Sep 2016	Q2 FY17
CHF	(4,959,000)	1.01 per USD	0.99 per USD	$190,986	Oct 2016 - Dec 2016	Q3 FY17
CHF	(4,952,000)	0.98 per USD	0.96 per USD	$67,812	Jan 2017 - Mar 2017	Q4 FY17
CAD	(2,564,000)	1.24 per USD	1.25 per USD	$(96,929)	Apr 2016 - Jun 2016	Q1 FY17
CAD	(1,979,000)	1.31 per USD	1.32 per USD	$6,630	Jul 2016 - Sep 2016	Q2 FY17
CAD	(1,730,000)	1.35 per USD	1.35 per USD	$36,257	Oct 2016 - Dec 2016	Q3 FY17
CAD	(2,054,000)	1.32 per USD	1.32 per USD	$8,959	Jan 2017 - Feb 2017	Q4 FY17
MXN	(11,176,000)	15.40 per USD	15.78 per USD	$(66,733)	Feb 2016 - Apr 2016	Q1 FY17
MXN	(39,249,000)	15.73 per USD	16.17 per USD	$(184,500)	May 2016 - Jul 2016	Q2 FY17
MXN	(42,000,000)	16.71 per USD	17.17 per USD	$(66,786)	Aug 2016 - Oct 2016	Q3 FY17
MXN	(44,453,000)	17.27 per USD	17.71 per USD	$(12,751)	Nov 2016 - Jan 2017	Q4 FY17
MXN	(32,529,000)	17.44 per USD	17.97 per USD	$4,738	Feb 2017 - Mar 2017	Q1 FY18
AUD	2,228,000	0.765	0.752	$(22,700)	Jan 2016 - Mar 2016	Q1 FY17
AUD	2,610,000	0.727	0.715	$(114,844)	Apr 2016 - Jun 2016	Q2 FY17
AUD	2,979,000	0.719	0.708	$(139,481)	Jul 2016 - Sep 2016	Q3 FY17
AUD	3,320,000	0.755	0.745	$(28,687)	Oct 2016 - Dec 2016	Q4 FY17
				$(3,574,557)
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $6.2 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. dollar would result in a $6.2 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. Total outstanding debt under our Credit Facilities for the fiscal year ended April 2, 2016 was $408.1 million with an interest rate of 1.875% based on prevailing Adjusted LIBOR rates. An increase of 100 basis points in Adjusted LIBOR rates would result in additional annual interest expense of $4.1 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Haemonetics Corporation

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of April 2, 2016 and March 28, 2015, and the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended April 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at April 2, 2016 and March 28, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation's internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 1, 2016 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
June 1, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)

	Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014

Net revenues	$908,832	$910,373	$938,509
Cost of goods sold	502,918	475,955	470,144
Gross profit	405,914	434,418	468,365
Operating expenses:
Research and development	44,965	54,187	54,200
Selling, general and administrative	317,223	337,168	365,977
Impairment of assets	92,395	5,441	1,711
Contingent consideration (income) expense	(4,727)	(2,918)	45
Total operating expenses	449,856	393,878	421,933
Operating (loss) income	(43,942)	40,540	46,432
Other expense, net	(9,474)	(9,375)	(10,031)
(Loss) income before provision for income taxes	(53,416)	31,165	36,401
Provision for income taxes	2,163	14,268	1,253
Net (loss) income	$(55,579)	$16,897	$35,148

Net (loss) income per share - basic	$(1.09)	$0.33	$0.68
Net (loss) income per share - diluted	$(1.09)	$0.32	$0.67

Weighted average shares outstanding
Basic	50,910	51,533	51,611
Diluted	50,910	52,089	52,377
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014

Net (loss) income	$(55,579)	$16,897	$35,148

Other comprehensive loss:
Impact of defined benefit plans, net of tax	1,431	(4,331)	481
Foreign currency translation adjustment	(1,987)	(23,710)	(935)
Unrealized (loss) gain on cash flow hedges, net of tax	(3,938)	11,371	5,001
Reclassifications into earnings of cash flow hedge gains, net of tax	(8,822)	(6,464)	(8,570)
Other comprehensive loss	(13,316)	(23,134)	(4,023)
Comprehensive (loss) income	$(68,895)	$(6,237)	$31,125

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 2, 2016	March 28, 2015

ASSETS
Current assets:
Cash and cash equivalents	$115,123	$160,662
Accounts receivable, less allowance of $2,253 at April 2, 2016 and $1,749 at March 28, 2015	157,093	145,827
Inventories, net	187,028	211,077
Prepaid expenses and other current assets	28,842	40,103
Total current assets	488,086	557,669
Property, plant and equipment, net	337,634	321,948
Intangible assets, less accumulated amortization of $190,816 at April 2, 2016 and $133,175 at March 28, 2015	204,458	244,588
Goodwill	267,840	334,310
Deferred tax asset, long term	7,055	15,631
Other long-term assets	14,055	11,271
Total assets	$1,319,128	$1,485,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$43,471	$21,522
Accounts payable	39,674	48,425
Accrued payroll and related costs	35,798	51,115
Other current liabilities	66,608	67,622
Total current liabilities	185,551	188,684
Long-term debt, net of current maturities	364,529	406,369
Long-term deferred tax liability	21,377	32,505
Other long-term liabilities	26,106	31,737
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,932,348 shares at April 2, 2016 and 51,670,969 shares at March 28, 2015	509	517
Additional paid-in capital	439,912	426,964
Retained earnings	316,184	420,365
Accumulated other comprehensive loss	(35,040)	(21,724)
Total stockholders’ equity	721,565	826,122
Total liabilities and stockholders’ equity	$1,319,128	$1,485,417

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2013	51,032	$510	$365,040	$398,199	$5,433	$769,182
Employee stock purchase plan	161	2	5,227	—	—	5,229
Exercise of stock options and related tax benefit	740	7	19,263	—	—	19,270
Stock-based compensation adjustment related to acquisition	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—
Issuance of restricted stock, net of cancellations	108	1	—	—	—	1
Stock compensation expense	—	—	13,081	—	—	13,081
Net income	—	—	—	35,148	—	35,148
Other comprehensive loss	—	—	—	—	(4,023)	(4,023)
Balance, March 29, 2014	52,041	$520	$402,611	$433,347	$1,410	$837,888
Employee stock purchase plan	183	2	4,761	—	—	4,763
Exercise of stock options and related tax benefit	500	5	14,640	—	—	14,645
Shares repurchased	(1,174)	(11)	(9,143)	(29,879)	—	(39,033)
Issuance of restricted stock, net of cancellations	121	1	—	—	—	1
Stock compensation expense	—	—	14,095	—	—	14,095
Net income	—	—	—	16,897	—	16,897
Other comprehensive loss	—	—	—	—	(23,134)	(23,134)
Balance, March 28, 2015	51,671	$517	$426,964	$420,365	$(21,724)	$826,122
Employee stock purchase plan	145	1	4,340	—	—	4,341
Exercise of stock options and related tax benefit	492	6	14,026	—	—	14,032
Shares repurchased	(1,488)	(15)	(12,367)	(48,602)	—	(60,984)
Issuance of restricted stock, net of cancellations	112	—	—	—	—	—
Stock compensation expense	—	—	6,949	—	—	6,949
Net loss	—	—	—	(55,579)	—	(55,579)
Other comprehensive loss	—	—	—	—	(13,316)	(13,316)
Balance, April 2, 2016	50,932	$509	$439,912	$316,184	$(35,040)	$721,565

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	April 2, 2016	March 28, 2015	March 29, 2014
Cash Flows from Operating Activities:
Net (loss) income	$(55,579)	$16,897	$35,148
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	89,911	86,053	81,740
Impairment of assets	101,243	5,877	2,587
Stock compensation expense	6,949	14,095	13,082
Deferred tax (benefit) expense	(1,038)	4,230	1,736
Unrealized (gain)/loss from hedging activities	(2,645)	1,558	(128)
Changes in fair value of contingent consideration	(4,727)	(2,918)	45
Provision for losses on accounts receivable and inventory	13,053	4,972	3,020
Other non-cash operating activities	899	1,055	5,367
Change in operating assets and liabilities:
Change in accounts receivable, net	(10,328)	8,446	6,063
Change in inventories	11,896	(21,515)	(15,613)
Change in prepaid income taxes	(651)	10,662	1,175
Change in other assets and other liabilities	3,121	(8,013)	3,176
Tax benefit of exercise of stock options	—	3,786	1,649
Change in accounts payable and accrued expenses	(30,239)	1,993	477
Net cash provided by operating activities	121,865	127,178	139,524
Cash Flows from Investing Activities:
Capital expenditures	(102,405)	(122,220)	(73,648)
Proceeds from sale of property, plant and equipment	637	452	488
Acquisition of Hemerus	—	—	(23,124)
Other acquisitions and investments	(3,000)	—	(9,546)
Net cash used in investing activities	(104,768)	(121,768)	(105,830)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	(943)	(1,048)	(964)
Net increase (decrease) in short-term loans	2,272	843	(5,521)
Repayment of term loan borrowings	(21,342)	(8,531)	(37,063)
Proceeds from employee stock purchase plan	4,341	4,763	5,229
Proceeds from exercise of stock options	14,032	9,290	15,225
Share repurchases	(60,984)	(39,033)	—
Other financing activities	—	556	2,395
Net cash used in financing activities	(62,624)	(33,160)	(20,699)
Effect of exchange rates on cash and cash equivalents	(12)	(4,057)	354
Net Change in Cash and Cash Equivalents	(45,539)	(31,807)	13,349
Cash and Cash Equivalents at Beginning of Year	160,662	192,469	179,120
Cash and Cash Equivalents at End of Year	$115,123	$160,662	$192,469
Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,511	$8,497	$8,942
Income taxes paid	$7,829	$11,211	$7,261
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$9,663	$7,458	$10,584
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Haemonetics is a global healthcare company dedicated to providing innovative products to customers involved in the processing, handling and analysis of blood. We offer a comprehensive portfolio of integrated devices and information management tools with the goal of helping improve clinical outcomes and reduce costs for blood and plasma collectors, hospitals, and patients around the world.

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

Haemonetics develops and markets a wide range of devices and solutions to serve our customers. We provide plasma collection systems and software which enable plasma fractionators to make life saving pharmaceuticals. We provide analytical devices for measuring hemostasis which enable healthcare providers to better manage their patients’ bleeding risk. Haemonetics makes blood processing systems and software which make blood donation more efficient and track life giving blood components. Finally, Haemonetics supplies systems and software which facilitate blood transfusions and cell processing.

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

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 15, Restructuring, for information pertaining to our new restructuring initiative, which was approved after the balance sheet date but prior to the issuance of the financial statements. There were no other material subsequent events identified.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2016 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal year 2015 and 2014 included 52 weeks with each quarter having 13 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts including those of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the amounts derived from our estimates and assumptions. We consider estimates to be critical if we are required to make assumptions about material matters that are uncertain at the time of estimation or if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: revenue recognition, allowance for doubtful accounts, inventory provisions, intangible asset and goodwill valuation, legal and other judgmental accruals, and income taxes.
Reclassifications
Certain reclassifications have been made to prior years' amounts to conform to the current year's presentation.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies
We may become involved in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, we record the minimum loss contingency amount, which could be zero. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are reevaluated each accounting period, as additional information is available. As information becomes known, an additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount.
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
Product Revenues
Product sales consist of the sale of our disposable blood component collection and processing sets and the related equipment. On product sales to end customers, revenue is recognized when both the title and risk of loss have transferred to the customer as determined by the shipping terms and all obligations have been completed. For product sales to distributors, we recognize revenue for both equipment and disposables upon shipment of these products to our distributors. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Payments from distributors are not contingent upon resale of the product. We also place equipment at customer sites. While we retain ownership of this equipment, the customer has the right to use it for a period of time provided they meet certain agreed to conditions. We recover the cost of providing the equipment from the sale of disposables.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We are also required to pay a medical device excise tax relating to U.S. sales of Class I, II and III medical devices. This excise tax went into effect January 1, 2013, established as part of the March 2010 U.S. healthcare reform legislation, and has been included in selling, general and administrative expenses. In December 2015, this tax was suspended for two years, beginning on January 1, 2016. This tax may be imposed again beginning on January 1, 2018, unless the suspension is extended or the medical device excise tax is permanently repealed.
Translation of Foreign Currencies
All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses, including those resulting from intercompany transactions, are charged directly to earnings and included in other expense, net on the consolidated statements of (loss) income. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive loss on the consolidated balance sheet.
Cash and Cash Equivalents
Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of April 2, 2016, our cash and cash equivalents consisted of investments in United States Government Agency and institutional money market funds.
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
Inventories
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method. We have based our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. Significant changes in the timing or level of demand for our products results in recording additional provisions for excess, expired and obsolete inventory. Additionally, uncertain timing of next-generation product approvals, variability in product launch strategies, non-cancelable purchase commitments, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory.
Property, Plant and Equipment
Property, plant and equipment is recorded at historical cost. We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Classification	Estimated Useful Lives
Building	30 Years
Building improvements	5-20 Years
Plant equipment and machinery	3-15 Years
Office equipment and information technology	2-10 Years
Haemonetics equipment	3-7 Years
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
Consistent with the impairment tests noted below for other intangible assets subject to amortization, we review Haemonetics equipment and their related useful lives at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews we estimate the future amount and timing of demand for disposables used with these devices, from which we generate revenues. We also consider product life cycle in our evaluation of useful life and recoverability. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results.
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
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually in accordance with ASC Topic 350, Intangibles - Goodwill and Other ("Topic 350"), or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units.

In performing our goodwill impairment assessment, we utilize the two-step approach prescribed under Topic 350. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. Our reporting units for purposes of assessing goodwill impairment are the same as our operating segments, which are organized primarily based on geography and include: (a) North America Plasma, (b) Americas Blood Center and Hospital, (c) Europe, Middle East, and Africa (collectively "EMEA"), (d) Asia-Pacific and (e) Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due the size and scale of the plasma business.

When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our goodwill impairment tests, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations,

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.

In fiscal 2016, we used the income approach, specifically the discounted cash flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. Due to the increased adverse business conditions impacting multiple Haemonetics reporting units in fiscal 2016, we determined that a more precise measure of fair value was required when performing our goodwill impairment review compared to what was performed in prior years.

In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk adjusted weighted average cost of capital ("WACC") as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.
In fiscal 2015 and 2014, we determined the fair value of our reporting units based on the market approach. We utilized the market approach as we determined relevant comparable information was available, and accordingly such method was an appropriate alternative to the income method. Under the market approach, we estimated the fair value of our reporting units based on a combination of, a) market multiples of projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and b) market multiples of projected net revenues for each individual reporting unit. For the market approach, we used judgment in identifying the relevant comparable-company market multiples, such as recent divestitures/acquisitions, facts and circumstances surrounding the market and growth rates. Management assessed the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other data. EBITDA and revenue multiples were also significantly impacted by future growth opportunities for the reporting unit as well as for the company itself, general market and geographic sentiment, and pending or recently completed merger transactions.

If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment, if any. The second step compares the implied fair value of a reporting unit’s goodwill with its carrying value. To determine the implied fair value of goodwill, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. In the third quarter of fiscal 2016, we concluded that indicators of potential goodwill impairment were present for the EMEA and Americas Blood Center and Hospital reporting units, requiring an interim test. We recorded a preliminary impairment charge of $66.3 million in the EMEA reporting unit during the third quarter of fiscal 2016. During the fourth quarter of fiscal 2016, we completed our second step of the goodwill impairment test and concluded that no adjustment to the estimated $66.3 million impairment loss initially recorded was required, as there was significant intangible value attributed to customer relationships and developed technology based on the theoretical purchase price allocation. Refer to Note 5, Goodwill and Intangible Assets, for additional details regarding goodwill impairment.
We review intangible assets subject to amortization for impairment at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. During fiscal 2016, 2015 and 2014, we determined that there were potential impairment indicators for certain intangible assets subject to amortization. As such, we performed the recoverability test described below for the relevant asset groups. In fiscal 2015 and 2014, we determined that the expected undiscounted cash flows exceeded the carrying value of the asset groups identified. In fiscal 2016, however, we determined that the undiscounted cash flows did not support

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying value of the asset groups identified and, accordingly, recorded impairment charges of $25.8 million, of which $18.7 million related to the write down of the SOLX intangible assets and the remaining $7.1 million related to intangible assets that were identified as part of the Company's global strategic review. Refer to Note 5, Goodwill and Intangible Assets, for additional details regarding intangible asset impairments recorded.
When an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified.
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
Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed
ASC Topic 985-20, Software, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers, at which point capitalized costs are amortized over their estimated useful life of five to 10 years. Technological feasibility is established when we have a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed. We capitalize costs associated with both software that we sell as a separate product and software that is embedded in a device.
We review the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. During the fourth quarter of fiscal 2016, we recorded $6.0 million of impairment charges related to the discontinuance of certain capitalized software projects as a result of our global strategic review. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.
Other Current Liabilities
Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	April 2, 2016	March 28, 2015
VAT liabilities	$1,289	$4,205
Forward contracts	4,210	2,657
Deferred revenue	27,053	22,362
Accrued taxes	3,876	3,819
All other	30,180	34,579
Total	$66,608	$67,622

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Liabilities
Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	April 2, 2016	March 28, 2015
Unfunded pension liability	18,067	17,402
Unrecognized tax benefit	2,283	3,992
All other	5,756	10,343
Total	$26,106	$31,737
Research and Development Expenses
All research and development costs are expensed as incurred.
Advertising Costs
All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of (loss) income. Advertising expenses were $3.9 million, $4.5 million, and $3.6 million for 2016, 2015 and 2014, respectively.
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
We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed which we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made when necessary. Tax reserves are reversed when the statute of limitations expires or the matter is considered effectively settled.
We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. We recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. Our position is based upon several factors including management’s evaluation of the Company and its subsidiaries’ financial requirements, the short term and long-term operational and fiscal objectives of the Company, and the tax consequences associated with the repatriation of earnings.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not use derivative financial instruments for trading or speculation purposes.
When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in our consolidated statements of (loss) income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. We recorded foreign currency losses of $1.4 million, $1.1 million, and $0.5 million in fiscal 2016, 2015 and 2014, respectively.
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
Stock-Based Compensation
We expense the fair value of stock-based awards granted to employees, board members and others, net of estimated forfeitures. To calculate the grant-date fair value of our stock options we use the Black-Scholes option-pricing model and for performance share units and market stock units we use Monte Carlo simulation models.
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
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2016, 2015, and 2014 no customer accounted for more than 10% of our revenues.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies the presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line of credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted. We early adopted ASU No. 2015-03 in the fourth quarter of fiscal 2016. Our debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The adoption of ASU No. 2015-03 did not have a material impact our financial position or results of operations.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on a classified balance sheet. Currently under U.S. GAAP, deferred income tax assets and liabilities are separated into current and non-current amounts in the balance sheet. ASU No. 2015-17 requires that all deferred tax assets and liabilities be classified as non-current in the balance sheet. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We early adopted ASU No. 2015-17 in the fourth quarter of fiscal 2016. ASU No. 2015-17 was adopted retrospectively and, as a result, the consolidated balance sheet as of March 28, 2015 was adjusted. The March 28, 2015 current deferred tax assets and liabilities of $12.6 million and $0.4 million, respectively, were reclassified as long-term. The adoption of ASU No. 2015-17 had an impact on the presentation of our consolidated balance sheet, but did not impact our financial position or results of operations.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In August 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. Part I of ASU No. 2015-12 designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II simplifies the investment disclosure requirements under Topics 820, 960, 962, and 965 for employee benefits plans and Part III provides a measurement date practical expedient for fiscal periods that do not coincide with a month-end date. ASU No. 2015-12 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. Management does not believe that the adoption of ASU No. 2015-12 will have a material effect on our financial position or results of operations.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU No. 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of certain provisions is permitted. Management does not believe that the adoption of ASU No. 2016-01 will have a material effect on our financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP, and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted. The impact of adopting ASU No. 2016-02 on our financial position and results of operations is being assessed by management.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The purpose of ASU No. 2016-08 is to clarify the guidance on principal versus agent considerations. It includes indicators that help to determine whether an entity controls the specified good or service before it is transferred to the customer and to assist in determining when the entity satisfied the performance obligation and as such, whether to recognize a gross or a net amount of consideration in their consolidated statement of operations. The effective date and transition requirements are consistent with ASU No. 2014-09. The impact of adopting ASU No. 2016-08 on our financial position and results of operations is being assessed by management.
In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The impact of adopting ASU No. 2016-09 on our financial position and results of operations is being assessed by management.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The guidance clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASU No. 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing. The effective date and transition requirements are consistent with ASU No. 2014-09. The impact of adopting ASU No. 2016-10 on our financial position and results of operations is being assessed by management.
3. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

(In thousands)	April 2, 2016	March 28, 2015
Warranty accrual as of the beginning of the year	$531	$590
Warranty provision	948	1,199
Warranty spending	(1,059)	(1,258)
Warranty accrual as of the end of the year	$420	$531
4. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	April 2, 2016	March 28, 2015
Raw materials	$62,062	$71,794
Work-in-process	13,180	12,462
Finished goods	111,786	126,821
Total Inventories	$187,028	$211,077
During the fourth quarter of fiscal 2016, we recorded $9.4 million of inventory charges and reserves, of which $5.3 million resulted from changes in demand for Blood Center products.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill Impairment Testing and Charges

Under ASC Topic 350, Intangibles - Goodwill and Other, goodwill and intangible assets determined to have indefinite useful lives are not amortized. Instead these assets are evaluated for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. Our reporting units for purposes of assessing goodwill impairment are the same as our operating segments, which are organized primarily based on geography and include: (a) North America Plasma, (b) Americas Blood Center and Hospital, (c) EMEA, (d) Asia-Pacific and (e) Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due the size and scale of the plasma business.

During the third quarter of each fiscal year, we prepare our long term projections for net revenues, income and operating cash flows. The economic weakness in EMEA and declines in our U.S. blood center collections have negatively impacted earnings before interest, taxes, depreciation, and amortization ("EBITDA") and net revenues for our EMEA and Americas Blood Center and Hospital reporting units. Because of these market conditions and key uncertainties, including the market rate of adoption of our new products and the negative impact of intense competitive pressure on pricing and market share, we lowered our expectations in terms of the timing and amount of our future revenue, income and cash flows. As a result, we concluded in the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third quarter of fiscal 2016 that indicators of potential goodwill impairment were present for the EMEA and Americas Blood Center and Hospital reporting units, therefore requiring an interim test for goodwill impairment.

In accordance with ASC Topic 350, we prepared a “Step 1” Test that compared the estimated fair value of each reporting unit to its carrying value. We utilized a discounted cash flow approach in order to value our reporting units for the Step 1 Test, which required that we forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that was derived, in part, from comparable companies within similar industries. The discounted cash flow calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit. We believe that our procedures for estimating discounted future cash flows, including the terminal valuation, were reasonable and consistent with market conditions at the time of estimation. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.

The results of the Step 1 Test performed in the third quarter of fiscal 2016 indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of EMEA, for which we recorded an estimated goodwill impairment charge, as discussed below. Based on this Step 1 analysis, the reporting unit that is most at risk of impairment in future periods is the Americas Blood Center and Hospital, which has an excess fair value over carrying value of approximately 25.8% and has allocated goodwill of $175.9 million. We believe that our assumptions used to determine the fair value of the Americas Blood Center and Hospital reporting unit were reasonable. If different assumptions were to be used, particularly with respect to estimating future cash flows, or if actual operating results and cash flows of the Americas Blood Center and Hospital differ from the estimated operating results and related cash flows, there is the potential that an impairment charge could result in future periods. Additionally, changes to the discount rate or the long-term growth rate could also give rise to an impairment in future periods.

As a result of the carrying value of the EMEA reporting unit exceeding its estimated fair value, a "Step 2" Test was required for this reporting unit. The Step 2 Test measures the impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. To the extent the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized.
The Step 2 Test under ASC Topic 350 requires us to perform a theoretical purchase price allocation for the EMEA reporting unit to determine the implied fair value of goodwill as of the evaluation date. We finalized the Step 2 Test during the fourth quarter of fiscal 2016 and concluded no adjustment to the estimated $66.3 million impairment loss recorded in the third quarter of fiscal 2016 was required, as there was significant intangible value attributed to customer relationships and developed technology based on the theoretical purchase price allocation. The impairment charge recorded in the third quarter of fiscal 2016 represented the entire goodwill balance allocated to EMEA. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.
The changes in the carrying amount of goodwill by reporting segment for fiscal 2016 and 2015 are as follows:

(In thousands)	Japan	EMEA	North America Plasma	All Other	Total
Carrying amount as of March 29, 2014	$25,477	$74,019	$26,415	$210,857	$336,768
Currency translation	(578)	(1,324)	—	(556)	(2,458)
Carrying amount as of March 28, 2015	$24,899	$72,695	$26,415	$210,301	$334,310
Impairment charge	—	(66,305)	—	—	(66,305)
Transfer of goodwill between segments	—	(6,390)	—	6,390	—
Currency translation	(16)	—	—	(149)	(165)
Carrying amount as of April 2, 2016	$24,883	$—	$26,415	$216,542	$267,840

Intangible Asset Impairment
In April 2013, we acquired a patented red cell storage solution, referred to as SOLX, from Hemerus Medical, LLC for cash consideration of $24.1 million plus an agreement to make certain future payments accounted for as contingent consideration. We acquired Hemerus to complement the portfolio of whole blood collection, filtration and processing product lines and to bring greater efficiency and productivity to whole blood collection and processing.
During the third quarter of fiscal 2016, we received U.S. Food and Drug Administration clearance for the SOLX solution with a Haemonetics whole blood filter. At that time, the vast majority of the U.S. market utilized a red cell filter, not a whole blood

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filter, for whole blood collection procedures as they seek to optimize blood component yield from each collection. To bring SOLX to market with a red cell filter would have required substantial additional investment. Accordingly, we conducted a final market review prior to proceeding with this investment, which indicated customers would not pay a price for a SOLX collection kit sufficient to recover the cost to produce it, or to provide an adequate return on the additional investment. As result, in fiscal 2016, we suspended further investment in the SOLX technology and recorded an impairment charge of $18.7 million to write down the carrying value of the SOLX intangible assets. In addition, we reversed the $4.9 million of contingent consideration liability we had recorded, as we do not expect to achieve the conditions that called for its payment.
During the fourth quarter of fiscal 2016, we completed our global strategic review which resulted in the identification of certain intangible assets that were at risk of being impaired due to changes in the strategic direction of the Company. During the fourth quarter of fiscal 2016, we performed impairment tests for each of these asset groups and based on revised expectations, we recorded asset impairment charges of $7.1 million. Of the total $25.8 million of intangible asset impairments recorded during fiscal 2016, $6.6 million is recorded within cost of goods sold, while the remaining $19.2 million is included within impairment of assets on the consolidated statements of (loss) income. Of these intangible impairments, $6.6 million related to EMEA and the remaining $19.2 million related to our All Other operating segment.
The gross carrying amount of intangible assets and the related accumulated amortization as of April 2, 2016 and March 28, 2015 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization(1)	Net	Weighted Average Useful Life
				(In years)
As of April 2, 2016
Amortizable:
Patents	$8,545	$7,542	$1,003	9
Capitalized software	40,488	14,791	25,697	6
Other developed technology	126,142	73,475	52,667	12
Customer contracts and related relationships	196,085	89,804	106,281	10
Trade names	7,083	5,204	1,879	11
Total	$378,343	$190,816	$187,527	10
Non-amortizable:
In-process software development	$14,427
In-process patents	2,504
Total	$16,931
(1)Includes impairment of SOLX and other intangible assets, as discussed below.

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
				(In years)
As of March 28, 2015
Amortizable:
Patents	$7,686	$7,373	$313	9
Capitalized software	31,818	5,654	26,164	7
Other developed technology	124,573	46,474	78,099	12
Customer contracts and related relationships	195,985	70,440	125,545	10
Trade names	7,042	3,234	3,808	11
Total	$367,104	$133,175	$233,929	10
Non-amortizable:
In-process software development	$7,872
In-process patents	2,787
Total	$10,659

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are 2 to 19 years. The changes to the net carrying value of our intangible assets from March 28, 2015 to April 2, 2016 reflect the impact of the SOLX impairment discussed above as well as the additional intangible asset impairments recorded during the fourth quarter of fiscal 2016 totaling $7.1 million, as discussed above. Of the $7.1 million of impairments recorded during the fourth quarter of fiscal 2016, approximately $6.0 million was related to the discontinuance of certain capitalized software projects as discussed in Note 16, Capitalization of Software Development Costs. Amortization expense, partially offset by the investment in capitalized software and other less significant intangible assets, also contributed to the change in net carrying value.
Aggregate amortization expense for amortized intangible assets for fiscal 2016 was $59.3 million, which included $25.4 million of amortization expense as a result of the intangible asset impairments discussed above. Fiscal 2015 and 2014 amortization expense was $33.5 million and $29.2 million, respectively. Future annual amortization expense on intangible assets is estimated to be as follows:

Fiscal Year	Amount (in thousands)
2017	$31,397
2018	$30,959
2019	$29,250
2020	$27,353
2021	$25,512
6. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the fiscal year ended April 2, 2016, 42.9% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Australian Dollar, British Pound Sterling, Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of April 2, 2016 and March 28, 2015 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive (loss) income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $107.4 million as of April 2, 2016 and $145.8 million as of March 28, 2015.
During fiscal 2016, we recognized net gains of $8.8 million in earnings on our cash flow hedges, compared to recognized net gains of $6.5 million and $8.6 million during fiscal 2015 and 2014, respectively. For the fiscal year ended April 2, 2016, a $3.9 million loss, net of tax, was recorded in accumulated other comprehensive (loss) income to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to a gain of $12.2 million, net of tax, for the fiscal year ended March 28, 2015 and a gain of $3.7 million, net of tax, for the fiscal year ended March 29, 2014. At April 2, 2016, losses of $3.9 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of April 2, 2016 mature within twelve months.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $48.8 million as of April 2, 2016 and $52.6 million as of March 28, 2015.
Interest Rate Swaps

On August 1, 2012, we entered into a credit agreement, as amended June 30, 2014, which provided for a term loan ("Credit Agreement"). Under the terms of this Credit Agreement, we may borrow at a spread to an index, including the LIBOR index of 1-month, 3-months, 6-months, etc. From the date of the Credit Agreement, we have chosen to borrow against the 1-month USD-LIBOR-BBA rounded up, if necessary, to the nearest 1/16th of 1% (“Adjusted LIBOR”). The terms of the Credit Agreement allow us to borrow in multiple tranches.

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
On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps"), whereby we receive Adjusted LIBOR and pay an average fixed rate of 0.68% on a total notional value of $250.0 million of debt. The Swaps mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the fiscal year ended April 2, 2016, an insignificant gain was recorded in Accumulated Other Comprehensive (Loss) Income to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges. For fiscal years ended March 28, 2015 and March 29, 2014, a loss of $0.9 million and a gain of $1.3 million, respectively, net of tax, were recorded in Accumulated Other Comprehensive (Loss) Income for this effective portion.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of (loss) income and comprehensive (loss) income for the fiscal year ended April 2, 2016.

Derivative Instruments	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive (Loss) Income	Amount of Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Earnings	Location in Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income	Amount of Gain (Loss) Excluded from Effectiveness Testing (*)	Location in Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$(3,940)	$8,822	Net revenues, COGS, and SG&A	$102	Other expense, net
Non-designated foreign currency hedge contracts	—	—		$(203)	Other expense, net
Designated interest rate swaps, net of tax	$2	$—	Other expense, net	$—

(*)	We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of April 2, 2016 or March 28, 2015. As of April 2, 2016, the amount recognized as a deferred tax asset for designated foreign currency hedges was $0.3 million.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of April 2, 2016, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets:

(In thousands)	Location in Balance Sheet	Balance as of April 2, 2016	Balance as of March 28, 2015
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$427	$9,740
Designated interest rate swaps	Other current assets	—	—
		$427	$9,740
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$4,056	$2,499
Designated interest rate swaps	Other current liabilities	154	159
		$4,210	$2,658

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Measurements
ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the fiscal years ended April 2, 2016 and March 28, 2015, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities.
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
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following:

As of April 2, 2016	Level 1	Level 2	Level 3	Total
(In thousands)
Assets
Money market funds	$72,491	$—	$—	$72,491
Designated foreign currency hedge contracts	—	427	—	427
	$72,491	$427	$—	$72,918
Liabilities
Designated foreign currency hedge contracts	$—	$4,056	$—	$4,056
Designated interest rate swaps	—	154	—	154
Contingent consideration	—	—	—	—
	$—	$4,210	$—	$4,210

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 28, 2015	Level 1	Level 2	Level 3	Total
(In thousands)
Assets
Money market funds	$119,946	$—	$—	$119,946
Designated foreign currency hedge contracts	—	9,740	—	9,740
	$119,946	$9,740	$—	$129,686
Liabilities
Forward currency hedge contracts	$—	$2,499	$—	$2,499
Designated interest rate swaps	—	159	—	159
Contingent consideration	—	—	4,727	4,727
	$—	$2,658	$4,727	$7,385
For the fiscal years ended April 2, 2016 and March 28, 2015, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above tables.
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
The table below provides a reconciliation of the beginning and ending Level 3 liabilities for the year ended April 2, 2016.

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at March 28, 2015	$4,727
Fair value adjustment	(4,727)
Balance at April 2, 2016	$—
As discussed in Note 5, Goodwill and Intangible Assets, during fiscal 2016, we reversed the remaining $4.9 million of contingent consideration liability associated with the SOLX asset, as we do not expect to achieve the conditions that called for its payment. This reversal, as well as the fair value adjustment recorded earlier in fiscal 2016, are included within the contingent consideration (income) expense line on the consolidated statements of (loss) income for fiscal 2016.
Other Fair Value Disclosures
The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value. Details pertaining to the Term Loan can be found in Note 7, Notes Payable and Long-Term Debt.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

(In thousands)	April 2, 2016	March 28, 2015
Term loan, net of financing fees	$406,175	$426,814
Real estate mortgage	—	851
Bank loans and other borrowings	1,825	226
Less current portion	(43,471)	(21,522)
Long-term debt	$364,529	$406,369

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

Interest for the Credit Facilities was based on Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of leverage ratios and customary credit terms which included financial and negative covenants. Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. The current margin of the Term Loan is 1.375% over Adjusted LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was approximately 1.9% as of April 2, 2016. The Term Loan or portions thereof may be prepaid at any time, or from time to time without penalty. Once repaid, such amount may not be re-borrowed.

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million Revolving Credit Facility and establishes interest rates in the range of LIBOR plus 1.125% to 1.500% depending on certain conditions. At April 2, 2016, $358.1 million was outstanding under the Term Loan and $50.0 million was outstanding on the Revolving Credit Facility, both with an interest rate of 1.875%. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $408.1 million as of April 2, 2016.

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

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of April 2, 2016, we were in compliance with the covenants. The goodwill and intangible asset impairment charges discussed in Note 5, Goodwill and Intangible Assets,

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the property, plant and equipment impairment charges discussed in Note 12, Property Plant and Equipment, are excluded from the definition of Consolidated EBITDA in the Credit Agreement.

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

Debt issuance costs and interest

Expenses associated with the issuance of the Term Loan were capitalized and are amortized to interest expense over the life of the term loan using the effective interest method. As of April 2, 2016, the $408.1 million term loan balance was netted down by the $1.9 million of remaining debt discount, resulting in a net note payable of $406.2 million.

Interest expense was $8.5 million for both the fiscal years ended April 2, 2016 and March 28, 2015, respectively. Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets. As of April 2, 2016, accrued interest totaled $0.1 million.

Other Credit Facilities

Other debt as of April 2, 2016 includes short term bank borrowings of $1.8 million under operating lines of credit.
In December 2000, we entered into a $10.0 million real estate mortgage agreement (the “Mortgage Agreement”) with an investment firm. The Mortgage Agreement required principal and interest payments of $0.1 million per month for a period of 180 months, commencing February 1, 2001. This Mortgage Agreement was repaid in full during fiscal 2016.

Maturity Profile

The maturity profile of all gross long-term debt, exclusive of debt discounts, as of April 2, 2016 is presented below:

Fiscal year (in thousands)	Credit Facilities	Bank loans and other borrowings	Total
2017	$42,683	$154	$42,837
2018	45,054	108	45,162
2019	151,763	89	151,852
2020	168,564	50	168,614
	$408,064	$401	$408,465

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. INCOME TAXES
Domestic and foreign income before provision for income tax is as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Domestic	$(18,526)	$(17,265)	$(6,859)
Foreign	(34,890)	48,430	43,260
Total	$(53,416)	$31,165	$36,401
The income tax provision from continuing operations contains the following components:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Current
Federal	$12	$3,526	$(4,896)
State	(660)	898	873
Foreign	3,842	5,614	5,478
Total current	$3,194	$10,038	$1,455
Deferred
Federal	3,532	1,227	(1,785)
State	319	3,215	207
Foreign	(4,882)	(212)	1,376
Total deferred	$(1,031)	$4,230	$(202)
Total	$2,163	$14,268	$1,253
Our subsidiary in Puerto Rico has been granted a fifteen year tax grant which expires in 2027. Our qualification for the tax grant is dependent on the continuation of our manufacturing activities in Puerto Rico. We benefit from a reduced tax rate on our earnings in Puerto Rico under the tax grant.
Our subsidiary in Switzerland operates as a principal company for direct federal tax purposes. Operating under this structure affords our Swiss subsidiary a reduced tax rate in Switzerland. Our Swiss subsidiary also operates under a 10 year tax holiday set to expire in 2018.
In fiscal 2016, we recorded a $7.1 million benefit to income taxes relating to the impairment of goodwill and certain intangible assets.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax affected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	April 2, 2016	March 28, 2015
Deferred tax assets:
Depreciation	$1,749	$609
Amortization of intangibles	4,417	727
Inventory	7,607	6,193
Hedging	382	84
Accruals, reserves and other deferred tax assets	12,590	17,526
Net operating loss carry-forward	13,484	5,392
Stock based compensation	9,622	10,652
Tax credit carry-forward, net	16,191	8,678
Gross deferred tax assets	66,042	49,861
Less valuation allowance	(24,297)	(16,027)
Total deferred tax assets (after valuation allowance)	41,745	33,834
Deferred tax liabilities:
Depreciation	(28,972)	(24,342)
Amortization of goodwill and intangibles	(23,626)	(24,764)
Unremitted earnings	(700)	—
Other deferred tax liabilities	(2,769)	(1,604)
Total deferred tax liabilities	(56,067)	(50,710)
Net deferred tax liabilities	$(14,322)	$(16,876)

The valuation allowance increased by $8.3 million during 2016, primarily as the result of current year net operating losses and tax credits generated in domestic and foreign jurisdictions in which we have concluded that our deferred tax assets are not more-likely-than-not realizable. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. We have also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of April 2, 2016 includes deferred tax liabilities related to amortizable tax basis in goodwill, which are indefinite lived and are not considered to be a source of taxable income. As of April 2, 2016, we maintain a valuation allowance against the portion of our U.S. net deferred tax assets that are not more-likely-than-not realizable and a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

At April 2, 2016, we have U.S. federal net operating loss carry-forwards of approximately $29.2 million, U.S. state net operating loss carry-forwards of $33.1 million, federal tax credit carry-forwards of $13.7 million and state tax credit carry-forwards of $3.8 million that are available to reduce future taxable income. A portion of the federal net operating losses are subject to an annual limitation due to the ownership change limitations set forth under Internal Revenue Code Sections 382. Certain of the aforementioned amounts have not been recognized because they relate to excess stock based compensation. At April 2, 2016, $4.0 million of the federal net operating loss carry-forwards, $5.3 million of the state net operating loss carry-forwards, none of the federal tax credit carry-forwards and none of the state tax credit carry-forwards relate to excess stock based compensation tax deductions for which the benefit will be recorded to additional paid-in capital when recognized. The federal and state net operating losses begin to expire in 2022 and 2019, respectively. The federal and state tax credits begin to expire in 2023 and 2025, respectively.

As of April 2, 2016, we have foreign net operating losses of approximately $25.2 million that are available to reduce future income, of which $12.2 million would expire in 2023 and $0.1 million would expire in 2025, with the remaining foreign net operating losses having unlimited carryforward.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 2, 2016, we have provided $0.7 million of U.S. deferred taxes on approximately $5.4 million of unremitted earnings which are not indefinitely reinvested. Of this amount, $0.3 million affected the Company's effective tax rate in fiscal 2016. We have not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $254.1 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as our subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. We do not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.
The income tax provision from continuing operations differs from tax provision computed at the 35.0% U.S. federal statutory income tax rate due to the following:

(In thousands)	April 2, 2016		March 28, 2015		March 29, 2014
Tax at federal statutory rate	$(18,695)	35.0%	$10,907	35.0%	$12,739	35.0%
Difference between U.S. and foreign tax	10,645	(19.9)%	(6,929)	(22.2)%	(10,846)	(29.8)%
State income taxes net of federal benefit	134	(0.3)%	(818)	(2.6)%	(252)	(0.7)%
Change in uncertain tax positions	(1,820)	3.4%	(1,762)	(5.7)%	(1,678)	(4.6)%
Intercompany loan deduction	—	—%	—	—%	(2,185)	(6.0)%
Unremitted earnings	735	(1.4)%	—	—%	—	—%
Deferred statutory rate changes	(2,653)	5.0%	—	—%	—	—%
Non-deductible goodwill impairment	2,861	(5.4)%	—	—%	—	—%
Non-deductible expenses	1,491	(2.8)%	1,237	4.0%	1,035	2.8%
Research credits	(672)	1.3%	(1,000)	(3.2)%	(688)	(1.9)%
Tax amortization of goodwill	4,185	(7.8)%	3,826	12.3%	—	—%
Valuation allowance	5,194	(9.7)%	8,524	27.4%	2,400	6.6%
Other, net	758	(1.4)%	283	0.8%	728	2.0%
Income tax provision	$2,163	(4.0)%	$14,268	45.8%	$1,253	3.4%
We recorded an income tax provision of $2.2 million, representing an effective tax rate of (4)%. The effective tax rate of (4)% differs from the U.S. statutory rate of 35.0% primarily as a result of the jurisdictional mix of earnings and losses generated in the U.S. and certain foreign subsidiaries that have a valuation allowance and therefore cannot be benefited. Other significant items impacting the rate include the tax provision related to the amortization of U.S. goodwill for tax purposes which gives rise to an indefinite lived deferred tax liability, a tax benefit related to deferred tax rate changes primarily associated with the decrease in the statutory rate applied to the deferred tax liability associated with goodwill for our Puerto Rico subsidiary and releases of tax reserves for uncertain tax positions. During the current year we changed our indefinite reinvestment assertion with respect to a portion of the unremitted earnings of our foreign subsidiaries. We have recorded a $0.3 million tax provision associated with the portion of unremitted foreign earnings that are not considered indefinitely reinvested.
Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of April 2, 2016, we had $2.5 million of unrecognized tax benefits, of which $0.6 million would impact the effective tax rate, if recognized. As of March 28, 2015, we had $7.1 million of unrecognized tax benefits, of which $2.0 million would impact the effective tax rate, if recognized. At March 29, 2014, we had $5.6 million of unrecognized tax benefits, all of which would impact the effective tax rate, if recognized.
During the fiscal year ended April 2, 2016 our unrecognized tax benefits were decreased by $4.5 million primarily due to the release of certain previously established reserves as a result of accounting method changes that were filed during the year, as well as the release of other reserves as a result of the closure of tax statutes of limitations.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal years ended April 2, 2016, March 28, 2015 and March 29, 2014:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Beginning Balance	$7,070	$5,604	$6,930
Additions based upon positions related to the current year	—	—	—
Additions for tax positions of prior years	340	3,234	990
Reductions of tax positions	(4,158)	—	—
Settlements with taxing authorities	—	(338)	—
Closure of statute of limitations	(729)	(1,430)	(2,316)
Ending Balance	$2,523	$7,070	$5,604
As of April 2, 2016 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.4 million in the next twelve months, as a result of closure of various statutes of limitations.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.4 million and $0.7 million of gross interest and penalties were accrued at April 2, 2016 and March 28, 2015, respectively and is not included in the amounts above. There was a benefit included in tax expense associated with accrued interest and penalties of $0.3 million, $0.3 million and zero for the periods ended April 2, 2016, March 28, 2015 and March 29, 2014, respectively.

We conduct business globally and, as a result, file consolidated and separate Federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With a few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations for years before 2012 and foreign income tax examinations for years before 2011.
9. COMMITMENTS AND CONTINGENCIES
We lease facilities and certain equipment under operating leases expiring at various dates through fiscal 2026. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.
Approximate future basic rental commitments under operating leases as of April 2, 2016 are as follows:

Fiscal Year Ending
(In thousands)
2017	$4,845
2018	3,830
2019	2,476
2020	1,820
2021	1,708
Thereafter	6,143
$20,822
Rent expense in fiscal 2016, 2015, and 2014 was $6.8 million, $6.3 million and $7.7 million, respectively. Some of the Company's operating leases include renewal provisions, escalation clauses and options to purchase the facilities that we lease.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of April 2, 2016, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.6 million. It is not possible at this point in the proceedings to accurately evaluate the likelihood or amount of any potential losses and therefore no amounts have been accrued. We may receive other, similar claims in the future.
10. CAPITAL STOCK
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
The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 19,824,920. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one (1) share for every one (1) share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 3.02 shares for every one (1) share granted. The total shares available for future grant as of April 2, 2016 was 6,037,933.
Stock-Based Compensation
Compensation cost related to stock-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of stock-based compensation expense, which is recorded on a straight line basis, was as follows:

(In thousands)	2016	2015	2014
Selling, general and administrative expenses	$5,183	$11,251	$10,507
Research and development	1,060	1,706	1,545
Cost of goods sold	706	1,138	1,030
	$6,949	$14,095	$13,082
We did not recognize an income tax benefit associated with our stock-based compensation arrangements for the fiscal year ended April 2, 2016. We recognized an income tax benefit associated with our stock-based compensation arrangements of $4.5 million and $4.3 million for the fiscal years ended March 28, 2015 and March 29, 2014, respectively. There was no excess cash tax benefit classified as a financing cash inflow in fiscal 2016 and the excess cash tax benefit classified as a financing cash inflow in fiscal 2015 and 2014 was $1.6 million and $2.4 million, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
Options are granted to purchase ordinary shares at prices as determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options generally vest in equal installments over a four year period for employees and one year from grant for non-employee directors. Options expire not more than 7 years from the date of the grant. The grant-date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.
A summary of stock option activity for the fiscal year ended April 2, 2016 is as follows:

	Options Outstanding (shares)	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at March 28, 2015	3,761,666	$33.90	4.02	$37,067
Granted	409,047	32.50
Exercised	(491,546)	28.55
Forfeited/Canceled	(727,984)	37.98
Outstanding at April 2, 2016	2,951,183	$33.59	3.34	$9,684

Exercisable at April 2, 2016	2,288,166	$33.22	2.59	$8,428

Vested or expected to vest at April 2, 2016	2,847,285	$33.56	3.21	$9,432
The total intrinsic value of options exercised was $4.5 million, $5.6 million, and $11.7 million during fiscal 2016, 2015, and 2014, respectively.
As of April 2, 2016, there was $4.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.83 years.
The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock over the expected term of the option. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.
The assumptions utilized for option grants during the periods presented are as follows:

	April 2, 2016	March 28, 2015	March 29, 2014
Volatility	22.8%	22.5%	24.8%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	1.4%	1.5%	1.3%
Dividend yield	0.0%	0.0%	0.0%
Fair value per option	$7.40	$7.91	$10.15
Restricted Stock Units
Restricted Stock Units ("RSUs") generally vest in equal installments over a four year period for employees and one year from grant for non-employee directors. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market value of the Company’s shares on the date of grant.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of RSU activity for the fiscal year ended April 2, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	357,547	$36.73
Granted	278,260	33.19
Vested	(112,333)	36.07
Forfeited	(142,603)	36.72
Unvested at April 2, 2016	380,871	$34.33

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested were as follows:

(In thousands, except per share data)	April 2, 2016	March 28, 2015	March 29, 2014
Grant-date fair value per RSU	$33.19	$34.89	$42.24
Fair value of RSUs vested	$36.07	$36.62	$32.70
As of April 2, 2016, there was $9.5 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.46 years.
Performance Stock Units
The grant date fair value of Performance Stock Units ("PSUs"), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is based on relative shareholder return (total shareholder return for the Company as compared to total shareholder return of the PSU peer group), measured over a three year performance period. The PSU peer group consists of companies comprising the Standard & Poor's Health Care Equipment Index (the "Index"). Depending on the Company's relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. As a result, we may issue up to 204,672 shares related to these awards. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the Index.
A summary of PSU activity for the fiscal year ended April 2, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	129,130	$35.09
Granted	80,145	29.20
Vested	—	—
Forfeited	(106,939)	34.22
Unvested at April 2, 2016	102,336	$31.38
The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	April 2, 2016	March 28, 2015
Expected stock price volatility	22.27%	20.08%
Peer group stock price volatility	31.95%	31.52%
Correlation of returns	26.27%	30.52%

The weighted-average grant-date fair value of PSUs granted was $29.20 and $35.09 in fiscal 2016 and 2015, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 2, 2016, there was $2.7 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 2.21 years.
Market Stock Units
The grant date fair value of Market Stock Units ("MSUs"), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these MSUs is based the performance of Haemonetics’ stock through March 31, 2017. If Haemonetics' stock is below a minimum threshold price of $50 per share during the relevant measurement period, the holders receive no market share units. If the stock achieves certain price levels, the holders are eligible to receive up to three times the “target” amount of market share units. As a result, we may issue up to 458,904 shares at a stock price of $85 per share or higher in connection with these grants.
A summary of MSU activity for the fiscal year ended April 2, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2015	287,682	$33.90
Granted	33,550	10.21
Vested	—	—
Forfeited	(168,264)	37.42
Unvested at April 2, 2016	152,968	$24.84

The Company uses the Monte Carlo model to determine the fair value of each market stock unit. The assumptions used in the Monte Carlo model for MSUs granted during each year were as follows:

	April 2, 2016	March 28, 2015	March 29, 2014
Volatility	24.0%	21.2%	20.2%
Expected life (years)	1.7	2.8	3.7
Risk-free interest rate	0.5%	0.8%	0.9%
Dividend yield	0.0%	0.0%	0.0%
The weighted-average grant-date fair value of MSUs granted was $10.21, $7.44 and $36.36 in fiscal 2016, 2015 and 2014, respectively.
As of April 2, 2016, there was $1.8 million of total unrecognized compensation cost related to non-vested market stock units. This cost is expected to be recognized over a weighted average period of 1.0 years.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	April 2, 2016	March 28, 2015	March 29, 2014
Volatility	21.1%	23.7%	22.9%
Expected life (months)	6	6	6
Risk-free interest rate	0.2%	0.1%	0.1%
Dividend Yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $7.80, $7.09, and $8.25 during fiscal 2016, 2015, and 2014, respectively.

11. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	April 2, 2016	March 28, 2015	March 29, 2014
Basic EPS
Net (loss) income	$(55,579)	$16,897	$35,148
Weighted average shares	50,910	51,533	51,611
Basic (loss) income per share	$(1.09)	$0.33	$0.68
Diluted EPS
Net (loss) income	$(55,579)	$16,897	$35,148
Basic weighted average shares	50,910	51,533	51,611
Net effect of common stock equivalents	—	556	766
Diluted weighted average shares	50,910	52,089	52,377
Diluted (loss) income per share	$(1.09)	$0.32	$0.67
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For fiscal 2016, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect. Weighted average shares outstanding, assuming dilution, excludes the impact of 1.6 million and 1.1 million stock options and restricted share units for fiscal years 2015 and 2014, respectively, because these securities were anti-dilutive during the noted periods.
12. PROPERTY, PLANT AND EQUIPMENT
Property and equipment consisted of the following:

(In thousands)	April 2, 2016	March 28, 2015
Land	$7,905	$9,468
Building and building improvements	117,132	118,384
Plant equipment and machinery	238,549	220,793
Office equipment and information technology	127,019	118,810
Haemonetics equipment	295,853	264,307
Total	786,458	731,762
Less: accumulated depreciation and amortization	(448,824)	(409,814)
Property, plant and equipment, net	$337,634	$321,948

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2016, we impaired $9.1 million of property, plant and equipment as a result of our global strategic review, of which $6.9 million was included within impairment of assets on the consolidated statements of (loss) income and the remaining $2.2 million was included within cost of goods sold. Approximately $3.0 million of the property, plant and equipment impairment was the result of the write down to fair value of certain land, buildings and related equipment in connection with its reclassification to assets held for sale, as discussed below. We determined the fair value of these assets using a probability weighted average cash flow method. This impairment impacted our EMEA segment, while the remaining $6.1 million related to our All Other segment.
Depreciation expense of $56.8 million in fiscal 2016, includes $0.8 million of additional depreciation expense due to asset impairments during the period related to assets that were previously place in service. Depreciation expense was $52.6 million for both fiscal 2015 and 2014.
Assets Held for Sale
We periodically review long-lived assets against our plan to retain or ultimately dispose of properties and equipment. If we decide to dispose of a property or equipment, it will be moved to assets held for sale and actively marketed. We analyze market conditions each reporting period and record additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like ours. Gains are not recognized until the properties are sold.
Assets held for sale includes land, buildings and related equipment for properties we plan to dispose of. The assets are valued at the lower of net depreciable value or net realizable value. At April 2, 2016, we have one property and related equipment totaling $1.7 million that we have reclassified to assets held for sale. This amount is included within other current assets on our consolidated balance sheet.
13. RETIREMENT PLANS
Defined Contribution Plans
We have a Savings Plus Plan (the "Plan") that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $5.4 million, $5.8 million, and $6.2 million in fiscal 2016, 2015, and 2014, respectively. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Plan in fiscal 2016, 2015, or 2014.
Some of our subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.8 million, $1.0 million, and $0.8 million in fiscal 2016, 2015, and 2014, respectively.
Defined Benefit Plans
ASC Topic 715, Compensation — Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit post retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status in comprehensive (loss) income on its Statement of Stockholders’ Equity and Comprehensive (Loss) Income.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of the our foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2016	2015	2014
Service cost	$3,560	$2,979	$3,351
Interest cost on benefit obligation	371	686	623
Expected (return)/loss on plan assets	(330)	(449)	(435)
Actuarial loss/(gain)	598	107	88
Amortization of unrecognized prior service cost	(38)	(29)	182
Amortization of unrecognized transition obligation	42	45	47
Totals	$4,203	$3,339	$3,856

The activity under those defined benefit plans are as follows:

(In thousands)	April 2, 2016	March 28, 2015
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(40,567)	$(32,621)
Service cost	(3,560)	(2,979)
Interest cost	(371)	(686)
Benefits paid	3,780	4,902
Actuarial (loss)/gain	424	(6,883)
Employee and plan participants contribution	(1,839)	(2,978)
Plan Amendments	833	114
Foreign currency changes	3,381	564
Benefit obligation, end of year	$(37,919)	$(40,567)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$23,165	$19,981
Company contributions	1,987	2,112
Benefits paid	(3,779)	(4,621)
Gain/(Loss) on plan assets	446	506
Employee and plan participants contributions	1,861	2,851
Foreign currency changes	(3,828)	2,336
Fair value of Plan Assets, end of year	$19,852	$23,165
Funded Status*	$(18,067)	$(17,402)
Unrecognized net actuarial loss/(gain)	10,168	11,096
Unrecognized initial obligation	37	64
Unrecognized prior service cost	(1,186)	(459)
Net amount recognized	$(9,048)	$(6,701)

*	The unfunded status is all non-current.
One of the benefit plans is funded by benefit payments made by the Company. Accordingly that plan has no assets included in the information presented above. The total liability for this plan was $8.7 million and $9.2 million as of April 2, 2016 and March 28, 2015, respectively.
The accumulated benefit obligation for all plans was $36.4 million and $34.9 million for the fiscal year ended April 2, 2016 and March 28, 2015, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of April 2, 2016 and March 28, 2015.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in our accumulated other comprehensive (loss) income related to our defined benefit plans, net of tax, are as follows (in thousands):

Balance, March 30, 2013	$(5,073)
Obligation at transition	172
Actuarial loss	(129)
Prior service cost	438
Balance as of March 29, 2014	$(4,592)
Obligation at transition	(19)
Actuarial loss	(6,198)
Prior service cost	1,886
Balance as of March 28, 2015	$(8,923)
Obligation at transition	33
Actuarial loss	681
Prior service cost	717
Balance as of April 2, 2016	$(7,492)
We expect to amortize $0.2 million from accumulated other comprehensive loss to net periodic benefit cost during 2017.
The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	April 2, 2016	March 28, 2015	March 29, 2014
Discount rate	0.72%	0.93%	2.02%
Rate of increased salary levels	1.58%	1.65%	1.57%
Expected long-term rate of return on assets	1.20%	1.68%	1.94%

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
ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of April 2, 2016. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 6, Derivatives and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.
Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at April 2, 2016. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments are as follows:

(in thousands)
Fiscal Year 2017	$1,746
Fiscal Year 2018	1,542
Fiscal Year 2019	1,523
Fiscal Year 2020	1,883
Fiscal Year 2021	1,687
Fiscal Year 2022-2026	7,872
$16,253
The Company's contributions for fiscal 2017 are expected to be consistent with the current year.
14. SEGMENT AND ENTERPRISE-WIDE INFORMATION
We determine our reportable segments by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Our operating segments are based primarily on geography. North America Plasma is a separate operating segment with dedicated segment management due the size and scale of the plasma business. We aggregate components within an operating segment that have similar economic characteristics.
In prior periods, the Company believed a single reportable segment was consistent with its basic organizational structure and believed aggregation was consistent with its primary basis for decision making. As a result, prior year segment information has been restated to conform to fiscal 2016's reportable segments.
The Company’s reportable segments are as follows:

•	Japan

•	Europe, Middle East and Africa (collectively “EMEA”)

•	North America Plasma

•	All Other
The Company has aggregated the following two operating segments into the All Other reportable segment based upon their similar operational and economic characteristics, including similarity of operating margin:

•	Americas Blood Center and Hospital

•	Asia - Pacific
Management measures and evaluates the Company’s operating segments based on operating margin. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and transformation costs, deal amortization, impairments and other (income)/expense associated with certain acquisitions. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Segment assets have not been presented since management does not evaluate the Company’s operating segments using this information. Further, management measures and evaluates the Company's net revenues and operating income on a constant currency basis, therefore segment information is presented on a constant currency basis.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by business segment is presented below:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Net revenues
Japan	$84,270	$83,547	$89,041
EMEA	175,874	183,753	193,691
North America Plasma	279,803	240,705	213,215
All Other	370,568	375,827	400,133
Net revenues (constant currency)	910,515	883,832	896,080
Effect of exchange rates	(1,683)	26,541	42,429
Net revenues (reported)	$908,832	$910,373	$938,509

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Segment operating income
Japan	$37,165	$36,843	$38,685
EMEA	36,976	44,998	49,373
North America Plasma	100,367	89,092	82,497
All Other	135,580	142,531	154,099
Segment operating income (constant currency)	310,088	313,464	324,654
Corporate operating expenses (constant currency)	(194,361)	(189,867)	(186,562)
Non-GAAP operating income (constant currency)	115,727	123,597	138,092
Effect of exchange rates	3,977	13,906	21,147
Non-GAAP operating income (reported)	119,704	137,503	159,239
Unallocated amounts
Restructuring and transformation costs	42,185	69,697	84,706
Deal amortization	28,958	30,184	28,056
Impairment of assets	97,230	—	—
Contingent consideration (income) expense	(4,727)	(2,918)	45
Operating (loss) income	$(43,942)	$40,540	$46,432

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Depreciation and amortization
Japan	$774	$767	$839
EMEA	5,146	5,045	4,695
North America Plasma	12,944	11,229	8,776
All Other	71,047	69,012	67,430
Total depreciation and amortization (excluding impairment charges)	$89,911	$86,053	$81,740

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Long-lived assets(1)
Japan	$33,159	$31,810	$28,544
EMEA	63,861	66,223	59,034
North America Plasma	116,001	101,272	75,597
All Other	124,613	122,643	108,262
Total long-lived assets	$337,634	$321,948	$271,437
(1)Long-lived assets are comprised of property, plant and equipment.
Long-lived assets in our principle operating regions are as follows:

	April 2, 2016	March 28, 2015	March 29, 2014
United States	$231,744	$208,439	$185,227
Japan	2,022	1,618	2,563
Europe	18,672	27,786	37,154
Asia	40,235	39,032	8,785
Other	44,961	45,073	37,708
Total	$337,634	$321,948	$271,437
Net revenues by product line are as follows:

(In thousands)	April 2, 2016	March 28, 2015	March 29, 2014
Disposable revenues
Plasma disposables	$348,785	$319,190	$291,895
Blood center disposables
Platelet	143,274	152,588	156,643
Red cell	39,256	42,700	42,378
Whole blood	128,532	143,905	190,698
	311,062	339,193	389,719
Hospital disposables
Diagnostics	50,882	42,187	33,302
Surgical	59,902	62,540	66,876
OrthoPAT	13,823	20,316	25,042
	124,607	125,043	125,220

Disposables revenue	784,454	783,426	806,834

Software solutions	72,434	72,185	70,441
Equipment & other	51,944	54,762	61,234
Net revenues	$908,832	$910,373	$938,509

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues generated in our principle operating regions are as follows:

	April 2, 2016	March 28, 2015	March 29, 2014
United States	$519,440	$494,788	$500,719
Japan	81,411	88,298	108,679
Europe	187,725	215,575	224,792
Asia	111,758	102,095	94,762
Other	8,498	9,617	9,557
Total	$908,832	$910,373	$938,509
15. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.

During the first quarter of fiscal 2017, in connection with our global strategic review, we launched the first phase of a restructuring program designed to reposition our organization and improve our cost structure. The first phase includes both a reduction of headcount and operating costs as well as projects to simplify product lines. We may also take additional steps to modify our manufacturing operations to reflect our strategic direction.

We expect to incur approximately $26 million of restructuring and transformation charges, comprised of $17 million in termination benefits and $9 million in other related exit costs. Substantially all of these charges will result in future cash outlays and are expected to be incurred during fiscal 2017. Savings from this program are estimated to be approximately $40 million in fiscal 2017. Subsequent phases of the program may require restructuring charges in future fiscal years.

In fiscal 2016, we completed our Value Creation and Capture (“VCC”) opportunities initiative. This initiative included (i) discontinuation of manufacturing activities at our Ascoli-Piceno, Italy and Braintree, Massachusetts facilities, (ii) expansion of our current facility in Tijuana, Mexico, (iii) transfer of all equipment production to our contract manufacturer, Sanmina Corporation, and (iv) consolidation of the manufacturing of product formerly produced in the U.S. and Italy to our new manufacturing facility in Penang, Malaysia. We continue to manufacture in Bothwell, Scotland. The cumulative restructuring charges incurred as a result of the VCC initiative were $100.1 million.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restructuring activity for the fiscal year ended April 2, 2016, March 28, 2015, and March 29, 2014, respectively:

(In thousands)	Severance and Other Employee Costs	Other Costs	Accelerated Depreciation	Asset Write Down	Total Restructuring
Balance at March 30, 2013	$3,089	$173	$—	$—	$3,262
Costs incurred	31,492	14,254	2,390	915	49,051
Payments	(11,673)	(13,699)	—	—	(25,372)
Non-cash adjustments	—	—	(2,390)	(915)	(3,305)
Balance at March 29, 2014	$22,908	$728	$—	$—	$23,636
Costs incurred	19,879	15,362	1,326	296	36,863
Payments	(26,394)	(15,871)	—	—	(42,265)
Non-cash adjustments	—	—	(1,326)	(296)	(1,622)
Balance at March 28, 2015	$16,393	$219	$—	$—	$16,612
Costs incurred	10,707	7,846	1,469	3,033	23,055
Payments	(18,348)	(8,065)	—	—	(26,413)
Non-cash adjustments	—	—	(1,469)	(3,033)	(4,502)
Balance at April 2, 2016	$8,752	$—	$—	$—	$8,752

The substantial majority of restructuring expenses have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of (loss) income. Total restructuring charges for fiscal 2016 include a $3.0 million asset write down to fair value related to land, buildings and related equipment for a property we plan to dispose of, as discussed in Note 12, Property Plant and Equipment. As of April 2, 2016, we had a restructuring liability of $8.8 million, of which, approximately $8.1 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, we also incurred $19.2 million of costs that do not constitute as restructuring under ASC 420, which we refer to as "Transformation Costs". These costs consist primarily of expenditures directly related to our transformation activities including program management, product line transfer teams and related costs, infrastructure related costs, accelerated depreciation and asset disposals. These costs exclude the impact of contingent consideration of $4.9 million which was reversed during the third quarter of fiscal 2016 and is presented within the contingent consideration (income) expense line on the consolidated statements of (loss) income. The contingent consideration reversal of $2.9 million and an insignificant amount were also excluded for fiscal 2015 and fiscal 2014, respectively.

The table below presents transformation and restructuring costs recorded in cost of goods sold, research and development, selling, general and administrative expenses and other expense, net in our consolidated statements of (loss) income for the periods presented.

Transformation costs
(in thousands)	2016	2015	2014
Transformation and other costs	$17,377	$26,979	$30,656
Accelerated depreciation	155	930	4,203
Asset disposal	1,697	4,925	796
Total	$19,229	$32,834	$35,655

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present restructuring and transformation costs by reportable segment:

Restructuring costs
(in thousands)	2016	2015	2014
Japan	$9	$258	$372
EMEA	3,210	3,310	1,444
North America Plasma	—	360	42
All Other	19,836	32,935	47,193
Total	$23,055	$36,863	$49,051

Transformation costs
(in thousands)	2016	2015	2014
Japan	$416	$158	$131
EMEA	961	838	1,260
North America Plasma	—	28	—
All Other	17,852	31,810	34,264
Total	$19,229	$32,834	$35,655

Total restructuring and transformation	$42,284	$69,697	$84,706
16. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other. Pursuant to ASC Topic 350, we capitalize costs incurred during the application development stage of software developed for internal use, and expense costs incurred during the preliminary project and the post-implementation operation stages of development. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.
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
We capitalized $17.0 million and $9.5 million in software development costs for ongoing initiatives during the fiscal years ended April 2, 2016 and March 28, 2015, respectively. At April 2, 2016 and March 28, 2015, we have a total of $54.9 million and $39.7 million of software costs capitalized, of which $14.4 million and $7.9 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. In connection with these development activities, we capitalized interest of $0.2 million and $0.2 million in fiscal 2016 and 2015, respectively. We amortize capitalized costs when the products are released for sale. During fiscal 2016, $8.7 million of capitalized costs were placed into service, compared to $15.7 million of capitalized costs placed into service during fiscal 2015. Amortization of capitalized software development cost expense was $10.9 million, $3.2 million and $1.1 million for fiscal 2016, 2015 and 2014, respectively. Amortization expense in fiscal 2016 includes $6.0 million of impairment charges related to the discontinuance of certain capitalized software projects as a result of our global strategic review in the fourth quarter of fiscal 2016. These impairment charges are classified within costs of goods sold on our consolidated statements of (loss) income and relate to capitalized software projects included in our All Other segment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands)	Three months ended
Fiscal 2016	June 27, 2015	September 26, 2015	December 26, 2015	April 2, 2016
Net revenues	$213,413	$219,693	$233,384	$242,342
Gross profit	$102,539	$105,297	$108,855	$89,223
Operating income (loss)	$3,606	$19,179	$(61,177)	$(5,550)
Net (loss) income	$(267)	$12,863	$(59,440)	$(8,735)
Per share data:
Net (loss) income:
Basic	$(0.01)	$0.25	$(1.17)	$(0.17)
Diluted	$(0.01)	$0.25	$(1.17)	$(0.17)

(In thousands)	Three months ended
Fiscal 2015	June 28, 2014	September 27, 2014	December 27, 2014	March 28, 2015
Net revenues	$224,488	$227,580	$231,827	$226,478
Gross profit	$106,278	$108,114	$111,661	$108,365
Operating (loss) income	$(1,666)	$12,407	$18,260	$11,539
Net (loss) income	$(3,649)	$7,487	$15,988	$(2,929)
Per share data:
Net (loss) income:
Basic	$(0.07)	$0.15	$0.31	$(0.06)
Diluted	$(0.07)	$0.14	$0.31	$(0.06)

The operating results for the first quarter of fiscal 2016 include the correction of an understatement of the provision for income taxes in fiscal 2015 as well as other certain out of period items, which were determined to be immaterial to all periods presented. Absent this correction, our operating income and net income for the three months ended June 27, 2015 would have been $0.8 million lower and $0.2 million higher, respectively, than the amount included above.

The operating results for the third quarter of fiscal 2016 include the correction of an overstated liability in fiscal 2014 and certain other out of period items, which were determined to be immaterial to all periods presented. Absent these corrections, our operating loss and net loss for the three months ended December 26, 2015 would have been $4.1 million higher and $4.0 million higher, respectively, than the amount included above.

The operating results for the fourth quarter of fiscal 2016 include corrections of certain out of period items, the impact of which were determined to be immaterial to all periods presented. Absent these corrections, our operating loss and net loss for the three months ended April 2, 2016 would have been $2.9 million lower and $1.8 million lower, respectively, than the amount included above.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended April 2, 2016 and March 28, 2015:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total
Balance as of March 29, 2014	$3,198	$(4,592)	$2,804	$1,410
Other comprehensive (loss) income before reclassifications	(23,710)	(4,410)	11,371	(16,749)
Amounts reclassified from accumulated other comprehensive loss	—	79	(6,464)	(6,385)
Net current period other comprehensive (loss) income	(23,710)	(4,331)	4,907	(23,134)
Balance as of March 28, 2015	$(20,512)	$(8,923)	$7,711	$(21,724)
Other comprehensive (loss) income before reclassifications	(1,987)	884	(3,938)	(5,041)
Amounts reclassified from accumulated other comprehensive loss	—	547	(8,822)	(8,275)
Net current period other comprehensive (loss) income	(1,987)	1,431	(12,760)	(13,316)
Balance as of April 2, 2016	$(22,499)	$(7,492)	$(5,049)	$(35,040)

The details about the amount reclassified from accumulated other comprehensive loss for the years ended April 2, 2016 and March 28, 2015 are as follows:

(In thousands)	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line in the Statement of (Loss) Income
Derivative instruments reclassified to income statement	Year ended April 2, 2016	Year ended March 28, 2015
Realized net gain on derivatives	$8,654	$6,736	Net revenues, cost of goods sold, other expense, net
Income tax effect	168	(272)	Provision for income taxes
Net of taxes	$8,822	$6,464

Pension items reclassified to income statement
Realized net loss on pension assets	$602	$123	Other expense, net
Income tax effect	(55)	(44)	Provision for income taxes
Net of taxes	$547	$79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting for income taxes described below, our disclosure controls and procedures were not effective as of April 2, 2016.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of April 2, 2016. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company's management identified a material weakness in our internal control over financial reporting relating to the accounting for income taxes. This weakness stemmed from issues associated with the transition from utilizing tax consultants to establishing expanded in-house tax capabilities and resources, as well as issues in the design and implementation of controls to review and analyze the Company's income tax provisions, income taxes payable and receivable, and deferred income tax balances. We are continuing to build our tax accounting resources and are implementing reconciliations and review processes in response to this weakness. We are developing and implementing new control processes and procedures to address this weakness and also to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as required.
We are undertaking steps to strengthen our controls over accounting for income taxes, including:

•	Increasing oversight by our management in the calculation and reporting of certain tax balances of our non-U.S. operations;

•	Enhancing policies and procedures relating to account reconciliation and analysis;

•	Augmenting our tax accounting resources;

•	Increasing communication to information providers for tax jurisdiction specific information; and

•	Strengthening communication and information flows between the tax department and the controllers group.
The control deficiencies described above resulted in certain material and immaterial misstatements in the preliminary financial statement accounts that were corrected prior to the issuance of the annual consolidated financial statements. The control deficiencies create a possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting for income taxes is not effective as of April 2, 2016.
Our material weakness in controls over accounting for income taxes will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an adverse opinion, is included below.
Changes in Internal Controls
Other than the identification of the material weakness described above, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the Company’s most recently completed fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Haemonetics Corporation

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Haemonetics Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control over financial reporting relating to the accounting for income taxes, stemming from issues in the design and implementation of controls to review and analyze the Company's income tax provisions, income taxes payable and receivable, and deferred income tax balances. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended April 2, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated June 1, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Haemonetics Corporation and subsidiaries has not maintained effective internal control over financial reporting as of April 2, 2016, based on the COSO criteria.

/s/  Ernst & Young LLP
Boston, Massachusetts
June 1, 2016

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2016.
2. The information concerning our Executive Officers is set forth at the end of Part I hereof.
3. The balance of the information required by this item, including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K, is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 21, 2016. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Business Conduct located on the Company’s internet web site at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2016. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 21, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2016.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 21, 2016.

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

HAEMONETICS CORPORATION

By:	/s/ Ronald Gelbman
Ronald Gelbman
Director
Date : June 1, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Gelbman	Director	June 1, 2016
Ronald Gelbman	(Principal Executive Officer at April 2, 2016)

/s/ Christopher Lindop	Chief Financial Officer and Executive Vice President Business Development	June 1, 2016
Christopher Lindop	(Principal Financial Officer)

/s/ Dan Goldstein	Vice President, Corporate Controller	June 1, 2016
Dan Goldstein	(Principal Accounting Officer)

/s/ Charles Dockendorff	Director	June 1, 2016
Charles Dockendorff

/s/ Susan Bartlett Foote	Director	June 1, 2016
Susan Bartlett Foote

/s/ Pedro Granadillo	Director	June 1, 2016
Pedro Granadillo

/s/ Mark Kroll	Director	June 1, 2016
Mark Kroll

/s/ Richard Meelia	Director	June 1, 2016
Richard Meelia

/s/ Ronald Merriman	Director	June 1, 2016
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

3. Material Contracts
10A*
Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10-K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).

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

10P*
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

10U*†
Pro Forma Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011, November 30, 2012, July 24, 2013 and January 21, 2014 (filed as Exhibit 10AE to the Company's Form 10-K for the fiscal year ended March 29, 2014 and incorporated herein by reference).

10V*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10W*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long-Term Incentive Compensation Plan for Employees. (filed as Exhibit 10S to the Company's Form 10-K for the fiscal year ended March 30, 2010 and incorporated herein by reference).

10X*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long-Term Incentive Compensation Plan for the Chief Executive Officer (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10Y*†
Form of Restricted Stock Agreement with Employees under 2005 Long-Term Incentive Compensation Plan. (filed as Exhibit 10U to the Company's Form 10-K for the year ended April 3, 20`0 and incorporated herein by reference).

10Z*†
Form of Amended and Restated Change in Control Agreement made effective on April 2, 2009 between the Company and Brian Concannon (filed as Exhibit 10Y to the Company's Form 10-Q for the quarter ended June 27, 2009 and incorporated herein by reference).

10AA*†	Form of Market Stock Unit Agreement for the 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10.3 to the Company's 8-K, dated July 26, 2013 and incorporated herein by reference).
10AB*†	Form of Amended and Restated Change in Control Agreement (filed as exhibit 10AK to the Company's Form 10-K, for the year-ended March 31, 2013 and incorporated herein by reference).
10AC*†	2007 Employee Stock Purchase Plan (filed as Exhibit 10AS to the Company's Form 10-K for the fiscal year ended March 29, 2008 and incorporated herein by reference).

10AD*†
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

4. Subsidiary Certifications and Consents
21.1	Subsidiaries of the Company.
23.1	Consent of the Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development of the Company.
32.1
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company.

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Lindop, Chief Financial Officer and Executive Vice President Business Development of the Company.

101ˆ
The following materials from Haemonetics Corporation on Form 10-K for the year ended April 2, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of (Loss) Income, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Fiscal Year
For Year Ended April 2, 2016
Allowance for Doubtful Accounts	$1,749	$728	$(224)	$2,253
For Year Ended March 28, 2015
Allowance for Doubtful Accounts	$1,676	$399	$(326)	$1,749
For Year Ended March 29, 2014
Allowance for Doubtful Accounts	$1,727	$186	$(237)	$1,676