Form 10-Q
period 2016-07-02
HAEMONETICS CORP
filed 2016-08-01
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: July 2, 2016
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
The number of shares of $0.01 par value common stock outstanding as of July 28, 2016: 51,297,382

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited in thousands, except per share data)

	Three Months Ended
	July 2, 2016	June 27, 2015
Net revenues	$209,956	$213,413
Cost of goods sold	118,900	110,874
Gross profit	91,056	102,539
Operating expenses:
Research and development	11,437	11,321
Selling, general and administrative	87,500	87,612
Total operating expenses	98,937	98,933
Operating (loss) income	(7,881)	3,606
Interest and other expense, net	(2,177)	(2,009)
(Loss) income before provision for income taxes	(10,058)	1,597
Provision for income taxes	288	1,864
Net loss	$(10,346)	$(267)

Net loss per share - basic	$(0.20)	$(0.01)
Net loss per share - diluted	$(0.20)	$(0.01)

Weighted average shares outstanding
Basic	51,021	51,360
Diluted	51,021	51,360

Comprehensive loss	$(11,233)	$(2,627)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 2, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,248	$115,123
Accounts receivable, less allowance of $2,351 at July 2, 2016 and $2,253 at April 2, 2016	149,668	157,093
Inventories, net	189,431	187,028
Prepaid expenses and other current assets	32,248	28,842
Total current assets	489,595	488,086
Property, plant and equipment, net	339,666	337,634
Intangible assets, less accumulated amortization of $190,638 at July 2, 2016 and $190,816 at April 2, 2016	198,121	204,458
Goodwill	268,589	267,840
Deferred tax asset, long term	7,572	7,055
Other long-term assets	13,848	14,055
Total assets	$1,317,391	$1,319,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$46,804	$43,471
Accounts payable	36,799	39,674
Accrued payroll and related costs	44,330	35,798
Other liabilities	71,040	66,608
Total current liabilities	198,973	185,551
Long-term debt, net of current maturities	352,908	364,529
Long-term deferred tax liability	21,416	21,377
Other long-term liabilities	28,534	26,106
Total stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,059,107 shares at July 2, 2016 and 50,932,348 shares at April 2, 2016	511	509
Additional paid-in capital	445,138	439,912
Retained earnings	305,838	316,184
Accumulated other comprehensive loss	(35,927)	(35,040)
Total stockholders’ equity:	715,560	721,565
Total liabilities and stockholders’ equity	$1,317,391	$1,319,128

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	July 2, 2016	June 27, 2015
Cash Flows from Operating Activities:
Net loss	$(10,346)	$(267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	22,544	22,255
Asset impairments	1,766	—
Stock compensation expense	1,840	3,164
Unrealized gain from hedging activities	(907)	(186)
Provision for losses on accounts receivable and inventory	2,571	1,742
Other non-cash operating activities	257	271
Change in operating assets and liabilities:
Change in accounts receivable, net	8,239	6,524
Change in inventories	(3,721)	(2,410)
Change in prepaid income taxes	(932)	(369)
Change in other assets and other liabilities	1,126	3,699
Change in accounts payable and accrued expenses	8,258	(25,173)
Net cash provided by operating activities	30,695	9,250
Cash Flows from Investing Activities:
Capital expenditures	(22,479)	(24,246)
Proceeds from sale of property, plant and equipment	87	116
Other acquisitions and investments	—	(3,000)
Net cash used in investing activities	(22,392)	(27,130)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	—	(276)
Net (decrease) increase in short-term loans	(1,261)	4,380
Repayment of term loan borrowings	(7,114)	—
Proceeds from employee stock purchase plan	1,980	2,263
Proceeds from exercise of stock options	1,409	2,893
Share repurchases	—	(39,032)
Net cash used in financing activities	(4,986)	(29,772)
Effect of exchange rates on cash and cash equivalents	(192)	(806)
Net Change in Cash and Cash Equivalents	3,125	(48,458)
Cash and Cash Equivalents at Beginning of Period	115,123	160,662
Cash and Cash Equivalents at End of Period	$118,248	$112,204
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,072	$2,068
Income taxes paid	$1,541	$1,625
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$1,764	$2,925

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended July 2, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2017, or any other interim period. Operating results for the three months ended June 27, 2015 include the correction of an understatement of the provision for income taxes in fiscal 2015, which was determined to be immaterial to all periods impacted. Absent this correction, our net income for the three months ended June 27, 2015 would have been $1.0 million higher than the amount included in the accompanying Consolidated Statements of Loss and Comprehensive Loss. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2016.

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 10, Commitments and Contingencies, for information pertaining an arbitration matter that arose after the balance sheet date but prior to the issuance of the financial statements. There were no other significant subsequent events identified.

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2017 includes 52 weeks with each quarter having 13 weeks. Fiscal year 2016 included 53 weeks with the first three quarters having 13 weeks and the fourth quarter having 14 weeks.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU No. 2014-12 is effective in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU No. 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The adoption of ASU No. 2014-12 did not have a material effect on our financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. Part I of ASU No. 2015-12 designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II simplifies the investment disclosure requirements under Topics 820, 960, 962, and 965 for employee benefits plans and Part III provides a measurement date practical expedient for fiscal periods that do not coincide with a month-end date. ASU No. 2015-12 is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2015-12 did not have a material effect on our financial position or results of operations.

3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	July 2, 2016	June 27, 2015
Basic EPS
Net loss	$(10,346)	$(267)
Weighted average shares	51,021	51,360
Basic loss per share	$(0.20)	$(0.01)
Diluted EPS
Net loss	$(10,346)	$(267)
Basic weighted average shares	51,021	51,360
Net effect of common stock equivalents	—	—
Diluted weighted average shares	51,021	51,360
Diluted loss per share	$(0.20)	$(0.01)

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the three months ended July 2, 2016 and June 27, 2015, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

4. STOCK-BASED COMPENSATION

During the first quarter of fiscal 2017, the Company's Board of Directors appointed a new President and Chief Executive Officer of the Company, effective May 16, 2016. In connection with this appointment, the employee was granted an initial equity grant with a preliminary estimated fair value of $1.5 million and initial annual equity grant with a preliminary estimated fair value of $3.8 million, each consisting of 50% performance share units, 25% restricted stock units and 25% non-qualified stock options. The performance share units vest on the last day of a three year performance period contingent upon the employee's continued employment with the Company and the achievement of the performance conditions established by the Company’s Compensation Committee. The restricted stock units and the exercise price of the stock options will be determined by the fair market value of the Company’s common stock at the time of grant and will vest in equal installments over a four year period.

In addition, the employee may purchase up to $2 million of the Company’s stock during the first six months of employment and the Company will grant performance share units equal to the number of shares purchased. The performance share units granted under this award will vest on the last day of a three year performance period. The grant would be conditioned upon the employee's continued employment with the Company and the achievement of the performance conditions established by the Compensation Committee.

5. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Warranty accrual as of the beginning of the period	$420	$531
Warranty provision	163	172
Warranty spending	(234)	(266)
Warranty accrual as of the end of the period	$349	$437

6. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	July 2, 2016	April 2, 2016
Raw materials	$61,098	$62,062
Work-in-process	14,644	13,180
Finished goods	113,689	111,786
Total inventories	$189,431	$187,028

7. GOODWILL

During fiscal 2016, as a result of our annual impairment test, we determined that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of EMEA, for which we recorded a goodwill impairment charge. As of that test date, the reporting unit that was most at risk of impairment in future periods was the Americas Blood Center and Hospital, which had an excess fair value over carrying value of approximately 25.8% and allocated goodwill of $175.9 million. We believe that our assumptions used to determine the fair value of the Americas Blood Center and Hospital reporting unit were reasonable. If different assumptions were to be used, particularly with respect to estimating future cash flows, or if actual operating results and cash flows of the Americas Blood Center and Hospital differ from the estimated operating results and related cash flows, there is the potential that an impairment charge could result in future periods. Additionally, changes to the discount rate or the long-term growth rate could also give rise to an impairment in future periods. During the first quarter of fiscal 2017, there were no new or additional impairment indicators associated with this reporting unit.

8. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the three months ended July 2, 2016, 40.1% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Australian Dollar, Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of July 2, 2016 and April 2, 2016 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Loss until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $116.8 million as of July 2, 2016 and $107.4 million as of April 2, 2016.

During the three months ended July 2, 2016, we recognized net losses of $1.0 million in earnings from our cash flow hedges, compared to recognized net gains of $4.0 million during the three months ended June 27, 2015. For the three months ended July 2, 2016, a $1.9 million loss, net of tax, was recorded in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to a gain of $1.2 million, net of tax, for the three months ended June 27, 2015. At

July 2, 2016, losses of $5.9 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of July 2, 2016 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $50.4 million as of July 2, 2016 and $48.8 million as of April 2, 2016.

Interest Rate Swaps

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps") on a total notional amount of $250.0 million of debt. The Swaps are amortizing and mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. As of July 2, 2016, the notional amount of these Swaps was $200.0 million. For three months ended July 2, 2016 and June 27, 2015, we recorded nominal activity in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of loss and comprehensive loss for the three months ended July 2, 2016:

(In thousands)	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive (Loss) Income	Amount of Gain (Loss) Excluded from Effectiveness Testing *	Location in Consolidated Statements of Income and Comprehensive Loss
Derivative Instruments
Designated foreign currency hedge contracts, net of tax	$(1,933)	$(1,024)	Net revenues, COGS, and SG&A	$102	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		(352)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(116)	$—	Interest and other expense, net	$—
*   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of July 2, 2016 or April 2, 2016. As of July 2, 2016, no deferred tax assets were recognized for designated foreign currency hedges.

ASC Topic 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of July 2, 2016, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of July 2, 2016 and April 2, 2016:

(In thousands)	Location in Balance Sheet	As of July 2, 2016	As of April 2, 2016
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$561	$427
Designated interest rate swaps	Other current assets	—	—
		$561	$427
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$4,817	$4,056
Designated interest rate swaps	Other current liabilities	211	154
		$5,028	$4,210

Other Fair Value Measurements

Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes the following three-level hierarchy used for measuring fair value:

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of July 2, 2016 and April 2, 2016.

	As of July 2, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$67,018	$—	$—	$67,018
Designated foreign currency hedge contracts	—	561	—	561
	$67,018	$561	$—	$67,579
Liabilities
Designated foreign currency hedge contracts	$—	$4,817	$—	$4,817
Designated interest rate swaps	—	211	—	211
	$—	$5,028	$—	$5,028

	As of April 2, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$72,491	$—	$—	$72,491
Designated foreign currency hedge contracts	—	427	—	427
Designated interest rate swaps	$72,491	$427	$—	$72,918

Liabilities
Designated foreign currency hedge contracts	$—	$4,056	$—	$4,056
Designated interest rate swaps	—	154	—	154
	$—	$4,210	$—	$4,210

For the three months ended July 2, 2016, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above table.

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

9. INCOME TAXES

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is generally lower than the U.S. federal statutory rate as the income tax rates in the foreign jurisdictions in which we operate are generally lower than the U.S. statutory tax rate.

During the three months ended July 2, 2016 and June 27, 2015 we reported an income tax provision of $0.3 million and $1.9 million, respectively, representing effective tax rates of (2.9)% and 116.7%, respectively.

The income tax provision for the three months ending July 2, 2016 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated loss before provision for income taxes, and includes a discrete tax provision of $1.4 million for an uncertain tax position that was triggered by a reduction in workforce during the quarter ended July 2, 2016 in one of our foreign subsidiaries. We had previously negotiated a tax holiday under which we were required to maintain certain levels of headcount for a multiyear period which we will not satisfy as a result of our workforce reduction. We are subject to a potential tax assessment related to historical tax years as a result of the impact of the workforce reduction approved in the quarter ending July 2, 2016. The tax provision associated with this tax reserve establishment was partially offset by the tax benefit provided on our year-to-date loss. We are in a three year cumulative loss position in the U.S.

and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. As a result we have not recognized a tax benefit related to the U.S. pre-tax loss generated for the three months ending July 2, 2016. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable and accordingly have not recognized a tax benefit for those jurisdictions.

The income tax provision for the three months ending June 27, 2015 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a discrete tax provision of $1.0 million to increase the deferred tax liability related to amortizable goodwill as a result of the statutory capital gains tax rate in Puerto Rico increasing from 15% to 20%.

Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of July 2, 2016 we had $3.8 million of unrecognized tax benefits, of which $1.9 million would impact the effective tax rate, if recognized. As of April 2, 2016, we had $2.5 million of unrecognized tax benefits, of which $0.6 million would impact the effective tax rate, if recognized.
During the quarter ended July 2, 2016 our unrecognized tax benefits were increased by $1.3 million due to establishing a tax reserve related to a potential tax assessment associated with a foreign subsidiary’s historical tax years as a result of a reduction in workforce which impacts a previously negotiated tax holiday.
The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal periods ended July 2, 2016 and April 2, 2016:

(In thousands)	July 2, 2016	April 2, 2016
Beginning balance	$2,523	$7,070
Additions for tax positions of prior years	1,290	340
Reductions of tax positions	—	(4,158)
Closure of statute of limitations	—	(729)
Ending balance	$3,813	$2,523
As of July 2, 2016 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.7 million in the next twelve months, as a result of closure of various statutes of limitations or settlements.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.5 million and $0.4 million of gross interest and penalties were accrued at July 2, 2016 and April 2, 2016, respectively and is not included in the amounts above. There was a tax expense associated with accrued interest and penalties of $0.1 million for the quarter ended July 2, 2016.

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

The total amount of damages claimed by the plaintiffs in these matters is approximately $4.5 million. At this point in the proceedings, we believe the losses are unlikely and therefore no amounts have been accrued. In the future, we may receive other similar claims or adverse rulings from the courts which changes our judgment on these cases.

SOLX Arbitration

In July 2016, H2 Equity, LLC, formerly known as Hemerus Corporation, filed an arbitration claim for $17 million in milestone and royalty payments allegedly owed as part of our acquisition of the filter and storage solution business from Hemerus Medical, LLC ("Hemerus") in fiscal 2014. The acquired storage solution is referred to as SOLX.

At the closing in April 2013, Haemonetics paid Hemerus a total of $24 million and agreed to a $3 million milestone payment due when the U.S. Food and Drug Administration ("FDA") approved a new indication for SOLX (the “24-Hour Approval”), using a filter acquired from Hemerus. We also agreed to make future royalty payments up to a cumulative maximum of $14 million based on the sale of products incorporating SOLX over a ten year period.

Due to performance issues with the Hemerus filter, Haemonetics filed for, and received, the 24-Hour Approval using a Haemonetics filter.  Accordingly, Haemonetics did not pay Hemerus the $3 million milestone payment because the 24-Hour Approval was obtained using a Haemonetics filter, not a Hemerus filter. In addition, we have not paid any royalties to date as we have not made any commercial sales of products incorporating SOLX.

H2 Equity claims, in part, that we owe them $3 million for the receipt of the SOLX 24-Hour Approval despite the use of a Haemonetics filter to obtain the approval and that we have failed to make commercially reasonable efforts to market and sell products incorporating SOLX. We believe that we have meritorious defenses to these claims.

It is not possible to accurately evaluate the likelihood or amount of any potential losses related to this claim and therefore no amounts have been accrued.

Product Recall

In June 2016, we issued a voluntary recall of certain leukoreduction filters within our Blood Center franchise in the United States.  The filters, which were yielding higher than expected levels of leukocytes in collected blood, are commonly used by our U.S. blood center customers. As a result of the recall, blood collected using these filters had to be labeled as non-leukoreduced unless tested further for adequate leukocyte counts. We determined that the affected filters were distributed between April and June 2016; credits have been issued to customers who returned affected filters purchased during this period.

During the three months ended July 2, 2016, we recorded total charges of $3.4 million associated with the recall, which consisted of $2.3 million of estimated sales returns, $1.0 million of net inventory reserves for the affected filters on-hand that had not yet been shipped to customers and $0.1 million of freight expenses. Our estimate of sales returns was based on preliminary returns data received to date, however, actual customer returns are not expected to conclude until the second quarter of fiscal 2017.

Additionally, we have been notified by a blood center group purchasing organization that their members will seek reimbursement for losses sustained as a result of the recall. As a result, we believe we will receive customer claims in future periods. However, at this time we do not yet have sufficient information to develop an estimate or range of estimates of the potential losses associated with future customer claims as we are not able to quantify the maximum exposure and accordingly, we did not record any charges associated with such claims during the three months ended July 2, 2016. We have insurance policies in place which may provide coverage for certain types of potential claims. We will assess the potential for insurance recoveries as we receive more information about customer claims in future reporting periods.

We believe we are adequately reserved for the recall based on the known and available data received to date, however, incremental charges may be recorded in future periods as additional customer returns and claims data becomes available.

11. SEGMENT AND ENTERPRISE-WIDE INFORMATION
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
In periods prior to the fourth quarter of fiscal 2016, the Company believed a single reportable segment was consistent with its basic organizational structure and believed aggregation was consistent with its primary basis for decision making. As a result, prior year segment information has been restated to conform with the current reportable segments.
During the first quarter of fiscal 2017, management reorganized its operating segments such that certain components of All Other are now reported as components of EMEA. Accordingly, the prior year numbers have been updated to reflect this reclassification as well as other changes within the cost reporting structure that occurred in the first quarter of fiscal 2017. These changes did not have an impact on our ability to aggregate Americas Blood Center and Hospital with Asia - Pacific.
Management measures and evaluates the Company’s operating segments based on operating margin. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and restructuring related costs, deal amortization, and asset impairments. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income on a constant currency basis, therefore segment information is presented on a constant currency basis.
Selected information by business segment is presented below:

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Net revenues
Japan	$14,566	$17,595
EMEA	45,741	48,811
North America Plasma	73,475	64,443
All Other	78,020	80,219
Net revenues (constant currency)	211,802	211,068
Effect of exchange rates	(1,846)	2,345
Net revenues (reported)	$209,956	$213,413

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015
Segment operating income
Japan	$6,121	$7,682
EMEA	10,048	10,526
North America Plasma	27,277	26,156
All Other	25,636	28,635
Segment operating income (constant currency)	69,082	72,999
Corporate operating expenses (constant currency)	(48,451)	(49,252)
Non-GAAP operating income (constant currency)	20,631	23,747
Effect of exchange rates	(1,306)	2,080
Non-GAAP operating income (reported)	19,325	25,827
Unallocated amounts
Restructuring and restructuring related costs	18,816	14,816
Deal amortization	7,075	7,405
Asset impairments	1,315	—
Operating (loss) income	$(7,881)	$3,606

In connection with the global strategic review of our business portfolio, we organized our current products into four franchises for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. Management reviews revenue trends based on these franchises.
Net revenues by franchise are as follows:

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015	% Increase/ (Decrease)
Plasma	$97,649	$88,527	10.3%
Blood Center	70,943	83,083	(14.6)%
Cell Processing	26,076	27,813	(6.2)%
Hemostasis Management	15,288	13,990	9.3%
Net revenues	$209,956	$213,413	(1.6)%
Net revenues generated in our principle operating regions on a reported basis are as follows:

	Three Months Ended
	July 2, 2016	June 27, 2015
United States	$125,700	$120,695
Japan	14,964	14,734
Europe	40,367	50,288
Asia	26,992	25,520
Other	1,933	2,176
Net revenues	$209,956	$213,413

12. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.

During the first quarter of fiscal 2017, in connection with our global strategic review, we launched the first phase of a restructuring program designed to reposition our organization and improve our cost structure. The first phase includes both a reduction of headcount and operating costs as well as projects to simplify product lines. In the later phases of the restructuring program, we may also take steps to modify our manufacturing operations to align with our strategic direction.

We expect to incur approximately $26 million of restructuring and restructuring related charges, comprised of $17 million in termination benefits and $9 million in other related exit costs. Substantially all of these charges result in cash outlays expected to be incurred during fiscal 2017. Savings from this program are estimated to be approximately $40 million in fiscal 2017. Subsequent phases of the program may require restructuring charges in future fiscal years. During the first quarter of fiscal 2017, we incurred $17.7 million of restructuring and restructuring related charges under this program. Additionally, during the first quarter of fiscal 2017, we recorded $1.1 million of restructuring and restructuring related charges under a prior program.

The following summarizes the restructuring activity for the three months ended July 2, 2016:

(In thousands)	Severance and Other Employee Costs	Other Costs	Accelerated Depreciation	Asset Write Down	Total Restructuring
Balance at April 2, 2016	$8,752	$—	$—	$—	$8,752
Costs incurred	15,840	212	—	334	16,386
Payments	(7,134)	(212)	—	—	(7,346)
Non-cash adjustments	—		—	(334)	(334)
Balance at July 2, 2016	$17,458	$—	$—	$—	$17,458

The substantial majority of restructuring expenses have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of loss. As of July 2, 2016, we had a restructuring liability of $17.5 million, of which, approximately $16.5 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, we also incurred $2.4 million of costs that do not constitute as restructuring under ASC 420, which we refer to as restructuring related costs. These costs consist primarily of expenditures directly related to our restructuring initiative and include program management, implementation of the global strategic review initiatives and accelerated depreciation.

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended
(in thousands)	July 2, 2016	June 27, 2015
Japan	$874	$9
EMEA	3,074	20
North America Plasma	375	—
All Other	12,063	9,430
Total	$16,386	$9,459

Restructuring related costs	Three Months Ended
(in thousands)	July 2, 2016	June 27, 2015
Japan	$1	$144
EMEA	26	242
North America Plasma	—	40
All Other	2,403	4,931
Total	$2,430	$5,357

Total restructuring and restructuring related costs	$18,816	$14,816

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

We capitalized $3.7 million and $3.9 million in software development costs for ongoing initiatives during the three months ended July 2, 2016 and June 27, 2015, respectively. At July 2, 2016 and April 2, 2016, we have a total of $57.4 million and $54.9 million of capitalized software costs, respectively, of which $14.4 million are related to in-process software development initiatives for both periods. During the three months ended July 2, 2016, $2.5 million of capitalized costs were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment at least annually. During the three months ended July 2, 2016, we impaired $1.1 million of capitalized software. The impairment charge is classified within cost of goods sold on our consolidated statements of loss.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of April 2, 2016	$(22,499)	$(7,492)	$(5,049)	$(35,040)
Other comprehensive income/(loss) before reclassifications(1)	138	—	(2,049)	(1,911)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	1,024	1,024
Net current period other comprehensive income/(loss)	138	—	(1,025)	(887)
Balance as of July 2, 2016	$(22,361)	$(7,492)	$(6,074)	$(35,927)

(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our fiscal year 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2016. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information.”

Our Business

Haemonetics is a global healthcare company dedicated to providing innovative products to customers involved in the processing, handling and analysis of blood. We offer a comprehensive portfolio of integrated devices and information management with the goal of helping improve clinical outcomes and reduce costs for blood and plasma collectors, hospitals, and patients around the world.

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

Haemonetics develops and markets a wide range of devices and solutions to serve our customers in the blood industry. We provide plasma collection systems and software to enable plasma fractionators to make pharmaceuticals that improve patients’ lives. We provide analytical devices for measuring blood characteristics such as hemostasis that enable healthcare providers to better understand their patients’ condition before beginning medical procedures. Haemonetics makes blood processing systems and software to help blood donation enterprises more efficiently collect and track life giving blood components such as red blood cells and platelets. Finally, Haemonetics supplies systems and software that facilitate blood transfusions and cell processing.

Products

We recently undertook a global strategic review of our business portfolio to identify which end markets and product franchises have the strongest growth opportunities. As a result of that review, we organized our current products into four franchises for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. “Plasma” includes plasma collection devices and disposables, plasma donor management software and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. “Cell Processing” includes surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software. “Hemostasis Management” includes devices and methodologies for measuring coagulation characteristics of blood, such as our TEG® Hemostasis Analyzer.

Plasma

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
We offer “one stop shopping” to our plasma collection customers, enabling them to source from us the full range of products necessary for plasma collection and storage, including PCS® brand plasma collection equipment and disposables, plasma collection containers, and intravenous solutions, including saline. We also offer a robust portfolio of integrated information technology platforms for plasma customers to manage their donors, operations, and supply chain. Our products automate the donor interview and qualification process; streamline the workflow process in the plasma center; provide the controls necessary to evaluate donor suitability; determine the ability to release units collected; and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, react quickly to business changes, and identify opportunities to reduce costs.

Blood Center

We offer automated blood component and manual whole blood collection systems to blood collection centers to collect blood products efficiently and cost effectively. We also market the MCS® (Multicomponent Collection System) brand apheresis equipment which is designed to collect specific blood components integrated from the donor. Utilizing the MCS® automated platelet collection protocols, blood centers collect one or more therapeutic “doses” of platelets during a single donation. The MCS® two-unit protocol or double red cell collection device helps blood collectors optimize the collection of red cells by automating the blood separation function, eliminating the need for laboratory processing, and enabling the collection of two units of red cells from a single donor thus maximizing the amount of red cells collected per eligible donor and helping to mitigate red cell shortages in countries where this problem exists. Blood collectors can also use the MCS® system to collect one unit of red cells and a "jumbo" (double) unit of plasma, or one unit of red cells and one unit of platelets from a single donor. The MCS® plasma protocol, which provides the possibility of collecting 600-800ml of plasma for either transfusion to patients or for use by the pharmaceutical industry, completes the comprehensive portfolio of different blood component collection options on this device.
We also offer products for manual whole blood collection and processing. Our disposable whole blood collection and component storage sets offer flexibility in collecting a unit of whole blood and the subsequent production and storage of the red blood cell, platelet, and/or plasma products, including options for in-line or dockable filters for leukoreduction of any blood component.
Blood Center software solutions improve efficiencies and help ensure donor safety. This includes solutions for blood drive planning, donor recruitment and retention, blood collection, component manufacturing and distribution. Combined, our solutions help blood collectors improve the safety, regulatory compliance, and efficiency of blood collection and supply.

Cell Processing
We offer a range of solutions that significantly improve a hospital's systems for acquiring blood, storing it in the hospital, and dispensing it efficiently and correctly. Over the last few years, hospitals have become increasingly aware of their need to control costs and improve patient safety by managing blood more effectively. Our products and integrated solution platforms help hospitals optimize performance of blood acquisition, storage, and distribution.
The Cell Saver® system is a surgical blood salvage system targeted to procedures that involve medium to high-volume blood loss, such as cardiovascular surgeries. It has become the standard of care for high blood-loss surgeries.
The OrthoPAT® surgical blood salvage system is targeted to orthopedic procedures, such as hip and knee replacements, which involve slower, lower volume blood loss that often occurs well after surgery. The system is designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion.
With the ACP® (Automated Cell Processor) brand, we offer a solution to automate the washing and freezing of red cell components. The automated red cell washing procedure removes plasma proteins within the red cell units to provide a safer product for transfusion to frequently transfused patients, neonates, or patients with a history of transfusion reactions. The automated glycerolization and deglycerolization steps are required to prepare red cells for frozen storage.
Our Cell Processing software products help hospitals track and safely deliver stored blood products. SafeTrace Tx® is our software solution that helps manage blood product inventory, perform patient cross-matching, and manage transfusions. In addition, our BloodTrack® suite of solutions manages tracking and control of blood products from the hospital blood center through to transfusion to the patient. “Smart” blood storage devices located in or near operating suites, emergency rooms, and other parts of the hospital dispense blood units with secure control and automated traceability for efficient documentation. With our more comprehensive offerings, hospitals are better able to manage processes across the blood supply chain and identify increased opportunities to reduce costs and enhance processes.

Hemostasis Management
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

Recent Developments

Restructuring Initiative

During the first quarter of fiscal 2017, in connection with our global strategic review, we launched the first phase of a restructuring program designed to reposition our organization and improve our cost structure. The first phase includes both a reduction of headcount and operating costs as well as projects to simplify product lines. In the later phases of the restructuring program, we may also take steps to modify our manufacturing operations to align with our strategic direction.

We expect to incur approximately $26 million of restructuring and restructuring related charges, comprised of $17 million in termination benefits and $9 million in other related exit costs. Substantially all of these charges result in cash outlays expected to be incurred during fiscal 2017. Savings from this program are estimated to be approximately $40 million in fiscal 2017. Subsequent phases of the program may require restructuring charges in future fiscal years. During the first quarter of fiscal 2017, we incurred $17.7 million of restructuring and restructuring related charges under this program and estimate that we achieved savings of approximately $7 million. Additionally, during the first quarter of fiscal 2017, we recorded $1.1 million of restructuring and restructuring related charges under a prior program.

Product Recall

In June 2016, we issued a voluntary recall of certain leukoreduction filters within our Blood Center franchise in the United States.  The filters, which were yielding higher than expected levels of leukocytes in collected blood, are commonly used by our U.S. blood center customers. As a result of the recall, blood collected using these filters had to be labeled as non-leukoreduced unless tested further for adequate leukocyte counts. We determined that the affected filters were distributed between April and June 2016; credits have been issued to customers who returned affected filters purchased during this period. During the three months ended July 2, 2016, we recorded total charges of $3.4 million associated with the recall. Additionally, we have been notified by a blood center group purchasing organization that their members will seek reimbursement for losses sustained as a result of the recall. As a result, we believe we will receive customer claims in future periods. We have insurance policies in place which may provide coverage for certain types of potential claims. We will assess the potential for insurance recoveries as we receive more information about customer claims in future reporting periods.

We believe we are adequately reserved for the recall based on the known and available data received to date, however, incremental charges may be recorded in future periods as additional customer returns and claims data becomes available.

Declines in U.S. Blood Center Collections

The demand for whole blood disposable products in the U.S. declined in fiscal 2016 and 2015 due to a rapid decline in demand for blood products associated with actions taken by hospitals to improve blood management techniques and protocols. During the first three months of fiscal 2017, we continued to see a decline in U.S. blood center collections market.

In response to this trend, U.S. blood center collection groups now prefer single source vendors for their whole blood collection products and are primarily focused on obtaining the lowest average selling prices. We expect the market to remain price focused and highly competitive for the foreseeable future.

Apheresis Red Cell Collection Arrangements

During fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") pursued arrangements for apheresis red cell collections. The resulting American Red Cross contract and the recommendations by both Blood Center GPOs that their members use our competitor's technology continue to negatively affect red cell revenues and gross margins. The American Red Cross contract is expected to result in our gaining 100% share of their apheresis red cell collection business and higher sales volumes, but at lower prices. The impact of the price concessions began in the third quarter of fiscal 2016, while the transition to a higher share of the American Red Cross' business is ongoing. The expected negative impact on fiscal 2017 operating income as a result of the American Red Cross contract and expected market share losses among members of the Blood Center GPOs is approximately $12 million. Red cell disposable revenues in the U.S. totaled $6.9 million and $9.6 million during the three months ended July 2, 2016 and June 27, 2015, respectively.

Double Dose Collections

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

Within this flat market, the use of "double dose" collection methods in Europe and Japan has increased. Double dose collections involve collecting two therapeutic platelet doses from one donor. Competition in double dose collection technology is intense and has negatively impacted our sales in a number of markets where these collections are prevalent. Increased use of double dose collections in Japan has negatively impacted our revenue and gross profit from platelet collection disposables in that market.

Financial Summary

	Three Months Ended
(In thousands, except per share data)	July 2, 2016	June 27, 2015	% Increase/ (Decrease)
Net revenues	$209,956	$213,413	(1.6)%
Gross profit	$91,056	$102,539	(11.2)%
% of net revenues	43.4%	48.0%
Operating expenses	$98,937	$98,933	—%
Operating (loss) income	$(7,881)	$3,606	n/m
% of net revenues	(3.8)%	1.7%
Interest and other expense, net	$(2,177)	$(2,009)	8.4%
(Loss) income before provision for income taxes	$(10,058)	$1,597	n/m
Provision for income taxes	$288	$1,864	n/m
% of pre-tax income	(2.9)%	116.7%
Net loss	$(10,346)	$(267)	n/m
% of net revenues	(4.9)%	(0.1)%
Net loss per share - diluted	$(0.20)	$(0.01)	n/m

Net revenues decreased 1.6% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, net revenues increased 0.3% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Revenue increases in Plasma and Hemostasis Management were more than offset by declines in our Blood Center and Cell Processing franchises during the three months ended July 2, 2016.

We recorded operating losses during the three months ended July 2, 2016, as compared to operating income in the same period of fiscal 2016. Operating income decreased for the three months ended July 2, 2016 primarily as a result of the Whole Blood filter recall charges recognized in the quarter, product mix, including the relative sales growth of our lower margin plasma liquid solutions, pricing pressure in the U.S. blood center business and increased restructuring and restructuring related costs partially offset by cost savings initiatives.

We recorded net losses during the three months ended July 2, 2016, and in the same period of fiscal 2016. The change in net loss is primarily attributable to the decrease in operating income described above, offset by a decrease in the income tax provision for three months ended July 2, 2016.

RESULTS OF OPERATIONS

Net Revenue by Geography

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015	% Increase/ (Decrease)
United States	$125,700	$120,695	4.1%
International	84,256	92,718	(9.1)%
Net revenues	$209,956	$213,413	(1.6)%

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. approximated 40.1% and 43.4% of total net revenues for the three months ended July 2, 2016 and June 27, 2015, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our revenue was negatively impacted by changes in the value of these currencies relative to the U.S. Dollar.

We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations. Relative weakness in the Japanese Yen and Euro to the U.S. Dollar is expected to negatively impact revenue and operating income during fiscal 2017.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenue by Franchise

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015	% Increase/ (Decrease)
Plasma	$97,649	$88,527	10.3%
Blood Center	70,943	83,083	(14.6)%
Cell Processing	26,076	27,813	(6.2)%
Hemostasis Management	15,288	13,990	9.3%
Net revenues	$209,956	$213,413	(1.6)%

Plasma

Plasma revenue increased 10.3% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, plasma revenue increased 12.3% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. The revenue growth was primarily driven by an increase of $10.6 million or 13.1% in Plasma disposables. This growth was the result of continued strong performance in the U.S. and includes the impact of increased sales of plasma liquid solutions, which contributed $5.4 million to the growth during the three months ended July 2, 2016.

Blood Center

Platelet
Platelet revenue declined by 12.9% for the three months ended July 2, 2016 as compared to the same period of fiscal 2016. Without the effect of foreign exchange, platelet revenue decreased 11.5% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. The decrease during the first quarter of fiscal 2017, excluding the impact of foreign exchange, was primarily the result the continued market shift toward double dose collection techniques in Japan. This decrease was partially offset by growth in the Middle East and Latin America.

Red Cell and Whole Blood
Red cell revenue decreased 25.6% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, red cell revenue decreased 24.8% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. The decrease during the three months ended July 2, 2016 was driven by price reductions in our principle red cell market in the U.S. which was largely attributable to the contract we entered into with the American Red Cross during the second quarter of fiscal 2016, as well as the selection of competitive technologies by Blood Center GPOs, as discussed above. We continue to expect revenue to decline as a result of these factors.

Whole blood revenue decreased 18.0% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, whole blood revenue decreased 16.2% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Whole blood revenue continued to decrease due to declines in the U.S. whole blood market.

Cell Processing

Cell Salvage

Cell Salvage revenues consist primarily of the Cell Saver and OrthoPAT products. Revenues from our OrthoPAT decreased 20.3% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 16.9% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT. Cell Saver revenue during the three months ended July 2, 2016 declined 2.2% compared to the same period of fiscal 2016. Without the effect of foreign exchange, Cell Saver revenue had a modest increase of 2.0% for the three months ended July 2, 2016, as compared with the same period of fiscal 2016. In the U.S., modest growth was amplified by the clearing of backorders from the fourth quarter of fiscal 2016, partially offset by declines in Russia related to the timing of tenders.

Software
Cell Processing software revenue includes BloodTrack®, SafeTrace Tx® and other hospital software. Revenue of Cell Processing software for the three months ended July 2, 2016 was flat compared to the same period of fiscal 2016. Without the effect of foreign exchange, Cell Processing software revenue increased by 1.3% due to SafeTrace Tx® growth in the U.S. and BloodTrack® growth in the global markets.

Hemostasis Management

Revenue from our Hemostasis Management products increased 9.3% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, Hemostasis Management revenues increased 11.5% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. The revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China. We have now moved into full market release of the TEG 6s device in Australia and certain European countries, and are continuing our limited market release in the U.S. Full market release in the U.S. is expected in late fiscal 2017, concurrent with an additional clearance.

Gross Profit

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015	% Increase/ (Decrease)
Gross profit	$91,056	$102,539	(11.2)%
% of net revenues	43.4%	48.0%

Gross profit decreased 11.2% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, gross profit decreased 7.8% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. The gross profit margin decreased by 460 basis points for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. The decrease in the gross profit margin during the three months ended July 2, 2016 was primarily due to the effect of the Whole Blood product recall, product mix, including the relative sales growth of our plasma liquid solutions, price reductions in our blood center business, declines in our Japan platelet business, an impairment charge related to capitalized software and foreign exchange. These declines were partially offset by cost savings from productivity programs, including the fiscal 2017 restructuring initiatives. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity.

Operating Expenses

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015	% Increase/ (Decrease)
Research and development	$11,437	$11,321	1.0%
% of net revenues	5.4%	5.3%
Selling, general and administrative	$87,500	$87,612	(0.1)%
% of net revenues	41.7%	41.1%
Total operating expenses	$98,937	$98,933	—%
% of net revenues	47.1%	46.4%

Research and Development

Research and development expenses increased 1.0% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, research and development expenses decreased 0.3% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. The decrease, on a constant currency, basis for the three months ended July 2, 2016 was primarily driven by reduced spending on several projects to better align with our long-term product plans and global strategic review. This decrease was partially offset by increased restructuring and restructuring related costs of $1.5 million.

Selling, General and Administrative

Selling, general and administrative expenses decreased 0.1% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 0.3% for the three months ended July 2, 2016, as compared to the same periods of fiscal 2016. The decrease for the three months ended July 2, 2016 was primarily the result of cost reduction initiatives, partially offset by an increase in restructuring and restructuring related costs of $3.3 million.

Interest and Other Expense, Net

Interest and other expense, net increased 8.4% for the three months ended July 2, 2016, as compared to the same period of fiscal 2016. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The effective interest rate on total debt outstanding for the three months ended July 2, 2016 was 1.9%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is generally lower than the U.S. federal statutory rate as the income tax rates in the foreign jurisdictions in which we operate are generally lower than the U.S. statutory tax rate.

The reported income tax benefit rate for the three months ended July 2, 2016 was (2.9)%, as compared to a reported income tax provision rate of 116.7% for the three months ended June 27, 2015.

The change in our reported tax rate, as noted above, is primarily the result of the Company incurring a loss during the quarter ended July 2, 2016 as compared to earning income during the quarter ended June 27, 2015. During the current period, we recorded a $0.3 million tax provision, which relates to a $1.4 million discrete tax provision associated with the establishment of a tax reserve, partially offset by the tax benefit recorded on the year-to-date loss.  During the quarter ended June 27, 2015, we recorded a tax expense of $1.9 million which was primarily related to the tax provision recorded on the year-to-date income as well as a discrete tax provision of $1.0 million to increase the deferred tax liability related to amortizable goodwill as a result of the statutory capital gains tax rate in Puerto Rico increasing from 15% to 20%.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	July 2, 2016	April 2, 2016
Cash & cash equivalents	$118,248	$115,123
Working capital	$290,622	$302,535
Current ratio	2.5	2.6
Net debt(1)	$(281,464)	$(292,877)
Days sales outstanding (DSO)	64	58
Disposable finished goods inventory turnover	5.2	4.6

(1)Net debt position is the sum of cash and cash equivalents less total debt.

In fiscal 2017, we expect to incur approximately $26 million of restructuring and restructuring related charges in connection with the first phase of our restructuring program that was launched during the first quarter of fiscal 2017, which is designed to reposition our organization and improve our cost structure. During the first quarter of fiscal 2017, we incurred approximately $17.7 million of restructuring and restructuring related charges under this program.

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of approximately $401.0 million as of July 2, 2016. During the three months ended July 2, 2016, we paid $7.1 million in principal repayments for the Term Loan. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of July 2, 2016.

Cash Flows

	Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$30,695	$9,250	$21,445
Investing activities	(22,392)	(27,130)	4,738
Financing activities	(4,986)	(29,772)	24,786
Effect of exchange rate changes on cash and cash equivalents(1)	(192)	(806)	614
Net increase (decrease) in cash and cash equivalents	$3,125	$(48,458)

(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $21.4 million during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015. Cash provided by operating activities increased primarily due to a working capital inflow driven by an increase in accrued expenses. The increase in accrued expenses was due to an increase in accrued payroll due to the timing of the pay periods and an increase in restructuring reserves related to the fiscal 2017 restructuring initiative. This decrease was partially offset by a decrease in accounts payable.

Net cash used in investing activities decreased by $4.7 million during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015. The decrease in cash used in investing activities was primarily the result of $3.0 million of acquisition costs incurred in the prior year period. A reduction in capital expenditures during the three months ended June 27, 2015 as compared to the prior year period also contributed to the decrease.

Net cash used in financing activities decreased by $24.8 million during the three months ended July 2, 2016, as compared to the three months ended June 27, 2015. This was primarily due to $39 million of cash used to repurchase shares during the three months ended June 27, 2015. This decrease was partially offset by $7.1 million of term loan repayments during the three months ended July 2, 2016.

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

Foreign Exchange

During the three months ended July 2, 2016, approximately 40% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Francs, Australian Dollars, Canadian Dollars, and Mexican Pesos. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

Recent Accounting Pronouncements

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

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to mitigate, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $6.8 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $7.0 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of July 2, 2016 was $401.0 million with an interest rate of 1.875% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $4.0 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of July 2, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Because the material weakness in our internal control over financial reporting related to accounting for income taxes that existed as of April 2, 2016 has not yet been fully remediated, the Chief Executive Officer and Corporate Controller concluded that our disclosure controls and procedures are not effective as of July 2, 2016. We have advised our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a "material weakness."

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Because such a material weakness was determined to exist, we performed additional procedures to ensure our consolidated financial statements included in this quarterly report on Form 10-Q are presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that it is necessary to take additional measures to address control deficiencies or may determine that it is necessary to modify the remediation plan described below. The operation of the control change will need to be observed for a period of time before management is able to conclude that the material weakness has been remediated. If not remediated, this material weakness could result in a material misstatement to our consolidated financial statements. Management continues to monitor implementation of its remediation plan and timetable and believes the efforts described below will effectively remediate the material weaknesses
We are undertaking steps to strengthen our controls over accounting for income taxes, including:

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
Changes in Internal Controls

Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

As of July 2, 2016, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.5 million. At this point in the proceedings, we believe the losses are unlikely and therefore no amounts have been accrued. In the future, we may receive other similar claims or adverse rulings from the courts which changes our judgment on these cases.

SOLX Arbitration

In July 2016, H2 Equity, LLC, formerly known as Hemerus Corporation, filed an arbitration claim for $17 million in milestone and royalty payments allegedly owed as part of our acquisition of the filter and storage solution business from Hemerus Medical, LLC ("Hemerus") in fiscal 2014. The acquired storage solution is referred to as SOLX.

At the closing in April 2013, Haemonetics paid Hemerus a total of $24 million and agreed to a $3 million milestone payment due when the U.S. Food and Drug Administration ("FDA") approved a new indication for SOLX (the “24-Hour Approval”), using a filter acquired from Hemerus. We also agreed to make future royalty payments up to a cumulative maximum of $14 million based on the sale of products incorporating SOLX over a ten year period.

Due to performance issues with the Hemerus filter, Haemonetics filed for, and received, the 24-Hour Approval using a Haemonetics filter.  Accordingly, Haemonetics did not pay Hemerus the $3 million milestone payment because the 24-Hour Approval was obtained using a Haemonetics filter, not a Hemerus filter. In addition, we have not paid any royalties to date as we have not made any commercial sales of products incorporating SOLX.

H2 Equity claims, in part, that we owe them $3 million for the receipt of the SOLX 24-Hour Approval despite the use of a Haemonetics filter to obtain the approval and that we have failed to make commercially reasonable efforts to market and sell products incorporating SOLX. We believe that we have meritorious defenses to these claims.

It is not possible to accurately evaluate the likelihood or amount of any potential losses related to this claim and therefore no amounts have been accrued.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part 1, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended April 2, 2016, which could materially affect the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. [Removed and Reserved]

Item 6. Exhibits

10.1	Performance Share Unit Agreement between Haemonetics Corporation and Christopher Simon dated as of June 29, 2016.

10.2	Amended and Restated 2007 Employee Stock Purchase Agreement (as amended and restated on July 21, 2016).

10.3	Haemonetics Corporation Worldwide Executive Bonus Plan as adopted on July 21, 2016.

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of Dan Goldstein, Vice President, Corporate Controller of the Company

32.1
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dan Goldstein, Vice President, Corporate Controller of the Company

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 2, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
8/1/2016	By:	/s/ Christopher Simon
Christopher Simon, President and Chief Executive Officer
(Principal Executive Officer)

8/1/2016	By:	/s/ Dan Goldstein
Dan Goldstein, Vice President, Corporate Controller
(Principal Financial Officer)