Form 10-Q
period 2016-10-01
HAEMONETICS CORP
filed 2016-11-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: October 1, 2016
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
The number of shares of $0.01 par value common stock outstanding as of November 3, 2016: 51,657,694

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenues	$220,253	$219,693	$430,209	$433,106
Cost of goods sold	116,005	114,396	234,905	225,270
Gross profit	104,248	105,297	195,304	207,836
Operating expenses:
Research and development	8,336	11,553	19,773	22,874
Selling, general and administrative	71,118	74,565	158,618	162,177
Total operating expenses	79,454	86,118	178,391	185,051
Operating income	24,794	19,179	16,913	22,785
Interest and other expense, net	(1,962)	(2,606)	(4,139)	(4,615)
Income before provision for income taxes	22,832	16,573	12,774	18,170
Provision for income taxes	3,007	3,710	3,295	5,574
Net income	$19,825	$12,863	$9,479	$12,596

Earnings per share - basic	$0.39	$0.25	$0.19	$0.25
Earnings per share - diluted	$0.38	$0.25	$0.18	$0.24

Weighted average shares outstanding
Basic	51,378	50,680	51,200	51,020
Diluted	51,701	51,187	51,463	51,638

Comprehensive income (loss)	$19,037	$(1,526)	$7,804	$(4,153)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 1, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,870	$115,123
Accounts receivable, less allowance of $2,256 at October 1, 2016 and $2,253 at April 2, 2016	151,600	157,093
Inventories, net	194,511	187,028
Prepaid expenses and other current assets	27,406	28,842
Total current assets	512,387	488,086
Property, plant and equipment, net	339,843	337,634
Intangible assets, less accumulated amortization of $199,110 at October 1, 2016 and $190,816 at April 2, 2016	192,451	204,458
Goodwill	268,546	267,840
Deferred tax asset, long-term	7,942	7,055
Other long-term assets	13,657	14,055
Total assets	$1,334,826	$1,319,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$51,549	$43,471
Accounts payable	42,013	39,674
Accrued payroll and related costs	40,808	35,798
Other liabilities	64,294	66,608
Total current liabilities	198,664	185,551
Long-term debt, net of current maturities	336,505	364,529
Deferred tax liability, long-term	22,188	21,377
Other long-term liabilities	28,355	26,106
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,535,051 shares at October 1, 2016 and 50,932,348 shares at April 2, 2016	515	509
Additional paid-in capital	459,651	439,912
Retained earnings	325,663	316,184
Accumulated other comprehensive loss	(36,715)	(35,040)
Total stockholders’ equity	749,114	721,565
Total liabilities and stockholders’ equity	$1,334,826	$1,319,128

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	October 1, 2016	September 26, 2015
Cash Flows from Operating Activities:
Net income	$9,479	$12,596
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	45,253	44,998
Asset impairments	2,505	88
Stock compensation expense	4,235	3,883
Unrealized gain from hedging activities	(1,674)	(710)
Provision for losses on accounts receivable and inventory	6,902	3,080
Other non-cash operating activities	433	745
Change in operating assets and liabilities:
Change in accounts receivable	6,807	(287)
Change in inventories	(12,661)	(40)
Change in prepaid income taxes	(324)	(182)
Change in other assets and other liabilities	2,836	(337)
Change in accounts payable and accrued expenses	6,169	(27,073)
Net cash provided by operating activities	69,960	36,761
Cash Flows from Investing Activities:
Capital expenditures	(41,624)	(50,130)
Proceeds from sale of property, plant and equipment	197	293
Other acquisitions and investments	—	(3,000)
Net cash used in investing activities	(41,427)	(52,837)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	—	(558)
Net (decrease) increase in short-term loans	(1,116)	6,924
Repayment of term loan borrowings	(18,970)	—
Proceeds from employee stock purchase plan	1,979	2,263
Proceeds from exercise of stock options	13,532	8,374
Share repurchases	—	(60,984)
Net cash used in financing activities	(4,575)	(43,981)
Effect of exchange rates on cash and cash equivalents	(211)	(358)
Net Change in Cash and Cash Equivalents	23,747	(60,415)
Cash and Cash Equivalents at Beginning of Period	115,123	160,662
Cash and Cash Equivalents at End of Period	$138,870	$100,247
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,118	$4,162
Income taxes paid	$3,867	$4,656
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$3,477	$5,550

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended October 1, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2017, or any other interim period. Operating results for the six months ended September 26, 2015 include the correction of an understatement of the provision for income taxes in fiscal 2015, which was determined to be immaterial to all periods impacted. Absent this correction, our net income for the six months ended September 26, 2015 would have been $1.0 million higher than the amount included in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss). These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2016.

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 9, Debt, for information pertaining to a debt payment that was made after the balance sheet date but prior to the issuance of the financial statements. There were no other subsequent events identified.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. We adopted ASU No. 2014-12 in our first quarter of fiscal 2017 using the prospective method. The adoption of ASU No. 2014-12 did not have a material effect on our financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. Part I of ASU No. 2015-12 designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II simplifies the investment disclosure requirements under Topics 820, 960, 962, and 965 for employee benefits plans and Part III provides a measurement date practical expedient for fiscal periods that do not coincide with a month-end date. ASU No. 2015-12 was effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2015-12 did not have a material effect on our financial position or results of operations.

3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Basic EPS
Net income	$19,825	$12,863	$9,479	$12,596
Weighted average shares	51,378	50,680	51,200	51,020
Basic income per share	$0.39	$0.25	$0.19	$0.25
Diluted EPS
Net income	$19,825	$12,863	$9,479	$12,596
Basic weighted average shares	51,378	50,680	51,200	51,020
Net effect of common stock equivalents	323	507	263	618
Diluted weighted average shares	51,701	51,187	51,463	51,638
Diluted income per share	$0.38	$0.25	$0.18	$0.24

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For both the three and six months ended October 1, 2016, weighted average shares outstanding, assuming dilution, excludes the impact of 1.7 million anti-dilutive shares. For the three and six months ended September 26, 2015, weighted average shares outstanding, assuming dilution, excludes the impact of 1.6 million and 1.1 million anti-dilutive shares, respectively.

4. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015
Warranty accrual as of the beginning of the period	$420	$531
Warranty provision	390	704
Warranty spending	(583)	(738)
Warranty accrual as of the end of the period	$227	$497

5. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	October 1, 2016	April 2, 2016
Raw materials	$56,486	$62,062
Work-in-process	11,652	13,180
Finished goods	126,373	111,786
Total inventories	$194,511	$187,028

6. GOODWILL

During fiscal 2016, as a result of our annual impairment test, we determined that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of Europe, Middle East and Africa (collectively "EMEA"), for which we recorded a goodwill impairment charge. As of that test date, the reporting unit that was most at risk of impairment in future periods was the Americas Blood Center and Hospital, which had an excess fair value over carrying value of approximately 25.8% and allocated goodwill of $175.9 million. We believe that our assumptions used to determine the fair value of the Americas Blood Center and Hospital reporting unit were reasonable. If different assumptions were to be used, particularly with respect to estimating future cash flows, or if actual operating results and cash flows of the Americas Blood Center and Hospital differ from the estimated operating results and related cash flows, there is the potential that an impairment charge could result in future periods. Additionally, changes to the discount rate or the long-term growth rate could also give rise to an impairment in future periods. During the second quarter of fiscal 2017, there were no new or additional impairment indicators associated with this reporting unit.

7. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the six months ended October 1, 2016, 40.6% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of October 1, 2016 and April 2, 2016 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income (Loss) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $105.0 million as of October 1, 2016 and $107.4 million as of April 2, 2016. At October 1, 2016, losses of $5.7 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of October 1, 2016 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $50.0 million as of October 1, 2016 and $48.8 million as of April 2, 2016.

Interest Rate Swaps

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps") on a total notional amount of $250.0 million of debt. The Swaps are amortizing and mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. As of October 1, 2016, the notional amount of these Swaps was $150.0 million. For three and six months ended October 1, 2016 and September 26, 2015, we recorded nominal activity in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income and comprehensive income (loss) for the six months ended October 1, 2016:

(In thousands)	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income (Loss)	Amount of Gain (Loss) Excluded from Effectiveness Testing *	Location in Consolidated Statements of Income and Comprehensive Income (Loss)
Designated foreign currency hedge contracts, net of tax	$(3,176)	$(2,394)	Net revenues, COGS, and SG&A	$223	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		(835)	Interest and other expense, net
Designated interest rate swaps, net of tax	$69	$—	Interest and other expense, net	$—
*   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of October 1, 2016 or April 2, 2016. As of October 1, 2016, no deferred tax assets were recognized for designated foreign currency hedges.

ASC Topic 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of October 1, 2016, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of October 1, 2016 and April 2, 2016:

(In thousands)	Location in Balance Sheet	As of October 1, 2016	As of April 2, 2016
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$389	$427
		$389	$427
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$3,914	$4,056
Designated interest rate swaps	Other current liabilities	27	154
		$3,941	$4,210

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of October 1, 2016 and April 2, 2016.

	As of October 1, 2016
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$94,097	$—	$94,097
Designated foreign currency hedge contracts	—	389	389
	$94,097	$389	$94,486
Liabilities
Designated foreign currency hedge contracts	$—	$3,914	$3,914
Designated interest rate swaps	—	27	27
	$—	$3,941	$3,941

	As of April 2, 2016
	Level 1	Level 2	Total
Assets
Money market funds	$72,491	$—	$72,491
Designated foreign currency hedge contracts	—	427	427
Designated interest rate swaps	$72,491	$427	$72,918

Liabilities
Designated foreign currency hedge contracts	$—	$4,056	$4,056
Designated interest rate swaps	—	154	154
	$—	$4,210	$4,210

For the six months ended October 1, 2016, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above table.

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

During the three months ended October 1, 2016 and September 26, 2015, we reported an income tax provision of $3.0 million and $3.7 million, respectively, representing effective tax rates of 13.2% and 22.4%, respectively. For the six months ended

October 1, 2016 and September 26, 2015 we reported an income tax provision of $3.3 million and $5.6 million, respectively, representing effective tax rates of 25.8% and 30.7%, respectively.

The decrease in our income tax provision for both the three and six months ended October 1, 2016, as compared to the prior year periods, was primarily due to changes in the jurisdictional mix of earnings. During the six months ended October 1, 2016, the income tax provision includes a discrete tax provision of $1.4 million for an uncertain tax position that was triggered by a reduction in workforce in one of our foreign subsidiaries during the first quarter of fiscal 2017. We had previously negotiated a tax holiday under which we were required to maintain certain levels of headcount for a multi-year period. During the first quarter of fiscal 2017, as a result of a reduction in workforce, we were unable to satisfy the required headcount levels and became subject to a potential tax assessment related to historical tax years. The tax provision associated with this tax reserve establishment was partially offset by a tax benefit for the release of a tax reserve due to the expiration of statute of limitations during the second quarter of fiscal 2017. We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

The income tax provision for the six months ended September 26, 2015 includes a discrete tax provision of $1.0 million to increase the deferred tax liability related to amortizable goodwill as a result of the statutory capital gains tax rate in Puerto Rico increasing from 15% to 20%.

Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of October 1, 2016 we had $3.7 million of unrecognized tax benefits, of which $1.8 million would impact the effective tax rate, if recognized. As of April 2, 2016, we had $2.5 million of unrecognized tax benefits, of which $0.6 million would impact the effective tax rate, if recognized.
During the six months ended October 1, 2016, our unrecognized tax benefits were increased by $1.3 million due to the establishment of a tax reserve for the potential tax assessment associated with a foreign subsidiary’s historical tax years as a result of a reduction in workforce which impacts a previously negotiated tax holiday.
The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal periods ended October 1, 2016 and April 2, 2016:

(In thousands)	Six Months Ended October 1, 2016	Year Ended April 2, 2016
Beginning balance	$2,523	$7,070
Additions for tax positions of prior years	1,320	340
Reductions of tax positions	—	(4,158)
Closure of statute of limitations	(165)	(729)
Ending balance	$3,678	$2,523
As of October 1, 2016, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.6 million in the next twelve months, as a result of closure of various statutes of limitations or settlements.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.4 million of gross interest and penalties were accrued at October 1, 2016 and April 2, 2016 and is not included in the amounts above. Tax expense associated with accrued interest and penalties was insignificant for the six months ended October 1, 2016.

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of $389.0 million as of October 1, 2016. During the three and six months ended October 1, 2016, we paid $11.9 million and $19.0 million in principal repayments, respectively, for the Term Loan. In addition, on October 31, 2016, we reduced our borrowings on the Revolving Credit Facility by $20.0 million as part of our normal cash management process. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of October 1, 2016.

10. COMMITMENTS AND CONTINGENCIES

We are presently engaged in various legal actions, and although the total liability cannot be determined at the present time, based on consultation with counsel, we believe that any such liability will not materially affect our consolidated financial position or our results of operations.

Italian Employment Litigation

Our Italian manufacturing subsidiary is party to several actions initiated by employees of the facility in Ascoli-Piceno, Italy where we have ceased manufacturing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into and out of their working clothes at the beginning and end of each shift.

In addition, a union represented in the Ascoli plant has filed an action alleging that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.

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

H2 Equity claims, in part, that we owe them $3 million for the receipt of the 24-Hour Approval despite the use of a Haemonetics filter to obtain the approval and that we have failed to make commercially reasonable efforts to market and sell products incorporating SOLX. We believe that we have meritorious defenses to these claims.

It is not possible to accurately evaluate the likelihood or amount of any potential losses related to this claim and therefore no amounts have been accrued.

Product Recall

In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the United States. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. Because most U.S. hospitals prefer to transfuse leukoreduced blood, our blood center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. As a result of the recall, we have recorded total charges of $4.3 million during the six months ended October 1, 2016, which consists of $3.7 million of charges associated with customer returns and inventory reserves and $0.6 million of charges associated with customer claims, as discussed below. We may record incremental charges in future periods.
We determined that the affected sets were distributed between April and June 2016; credits have been issued to customers who returned affected sets purchased during this period. During the six months ended October 1, 2016, we recorded charges of $3.7 million, which consisted of $2.5 million of estimated sales returns, $1.1 million of net inventory reserves for the affected collection sets on-hand that had not yet been shipped to customers and $0.1 million of freight expenses. Our estimate of sales returns was based on preliminary returns data received to date, however, actual customer returns are not expected to conclude until the third quarter of fiscal 2017.

Additionally, we received claims from customers which comprised substantially all the affected units. These claims seek reimbursement for losses sustained as a result of the recall and total $14.5 million. We believe it is probable that we will incur expenses as a result of these claims and that our range of loss is $0.6 million to $14.5 million, however, we do not have sufficient information to develop a best estimate within this range. Accordingly, we have recorded a liability of $0.6 million, which represents the low end of the range. Incremental charges may be recorded in future periods as additional customer returns and claims data becomes available. We have insurance policies in place which may provide coverage for certain types of potential claims. We will assess the potential for insurance recoveries as we receive more information about customer claims in future reporting periods.

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

In periods prior to the fourth quarter of fiscal 2016, we believed a single reportable segment was consistent with its basic organizational structure and believed aggregation was consistent with its primary basis for decision making. As a result, prior year segment information has been restated to conform with the current reportable segments.
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
Management measures and evaluates the operating segments based on operating margin. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, and asset impairments. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income on a constant currency basis, therefore segment information is presented on a constant currency basis.
Selected information by business segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenues
Japan	$18,991	$19,908	$33,557	$37,503
EMEA	45,933	48,198	91,674	97,009
North America Plasma	78,292	68,606	151,767	133,049
All Other	78,411	82,780	156,431	162,999
Net revenues (constant currency)	221,627	219,492	433,429	430,560
Effect of exchange rates	(1,374)	201	(3,220)	2,546
Net revenues (reported)	$220,253	$219,693	$430,209	$433,106

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Segment operating income
Japan	$8,883	$8,948	$15,004	$16,630
EMEA	10,702	11,486	20,750	22,012
North America Plasma	28,272	27,309	55,549	53,464
All Other	30,329	29,839	55,965	58,474
Segment operating income (constant currency)	78,186	77,582	147,268	150,580
Corporate operating expenses (constant currency)	(45,416)	(46,275)	(93,867)	(95,526)
Non-GAAP operating income (constant currency)	32,770	31,307	53,401	55,054
Effect of exchange rates	667	1,802	(639)	3,882
Non-GAAP operating income (reported)	33,437	33,109	52,762	58,936
Unallocated amounts
Restructuring and turnaround costs	1,637	6,531	20,453	21,347
Deal amortization	7,006	7,399	14,081	14,804
Asset impairments	—	—	1,315	—
Operating income	$24,794	$19,179	$16,913	$22,785

In connection with the global strategic review of our business portfolio, we organized our current products into four franchises for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. Management reviews revenue trends based on these franchises.
Net revenues by franchise are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Plasma	$103,564	$93,036	$201,213	$181,563
Blood Center	74,270	84,235	145,213	167,318
Cell Processing	25,955	28,105	52,031	55,918
Hemostasis Management	16,464	14,317	31,752	28,307
Net revenues	$220,253	$219,693	$430,209	$433,106
Net revenues generated in our principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
United States	$130,843	$127,031	$256,543	$247,726
Japan	21,666	16,190	36,630	30,924
Europe	37,606	47,869	77,973	98,157
Asia	28,384	26,603	55,376	52,123
Other	1,754	2,000	3,687	4,176
Net revenues	$220,253	$219,693	$430,209	$433,106

12. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.

During the first quarter of fiscal 2017, in connection with our global strategic review, we launched a restructuring program designed to reposition our organization and improve our cost structure. This program includes both a reduction of headcount and operating costs as well as projects to simplify product lines. We may also take steps to modify our manufacturing operations to align with our strategic direction.

We expect to incur approximately $26 million of restructuring and turnaround related costs, comprised of $17 million in termination benefits and $9 million in other related exit costs. Substantially all of these charges result in cash outlays expected to be incurred during fiscal 2017. Savings from this program are estimated to be approximately $40 million in fiscal 2017. The Company is evaluating non-performing assets and business units as part of its turnaround, which may result in future cash outlays or non-cash charges. During the three and six months ended October 1, 2016, we incurred $1.1 million and $18.8 million, respectively, of restructuring and turnaround charges under this program. Additionally, during the three and six months ended October 1, 2016, we recorded $0.5 million and $1.6 million, respectively, of restructuring and turnaround charges under a prior program.

The following summarizes the restructuring activity for the six months ended October 1, 2016:

(In thousands)	Severance and Other Employee Costs	Other Costs	Asset Write Down	Total Restructuring
Balance at April 2, 2016	$8,752	$—	$—	$8,752
Costs incurred, net of reversals	15,192	506	334	16,032
Payments	(12,645)	(393)	—	(13,038)
Non-cash adjustments	—		(334)	(334)
Balance at October 1, 2016	$11,299	$113	$—	$11,412

Substantially all of the restructuring expenses have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income. As of October 1, 2016, we had a restructuring liability of $11.4 million, of which approximately $10.8 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, during the six months ended October 1, 2016, we also incurred $4.4 million of costs that do not constitute as restructuring under ASC 420, which we refer to as turnaround costs. These costs consist primarily of expenditures directly related to our restructuring initiative and include program management, implementation of the global strategic review initiatives and accelerated depreciation.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Japan	$(38)	$—	$836	$9
EMEA	(63)	98	3,011	118
North America Plasma	(7)	—	368	—
All Other	(246)	4,826	11,817	14,256
Total	$(354)	$4,924	$16,032	$14,383

Turnaround costs	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Japan	$1	$47	$2	$191
EMEA	55	178	81	420
North America Plasma	936	(40)	936	—
All Other	959	1,543	3,362	6,474
Total	$1,951	$1,728	$4,381	$7,085

Total restructuring and turnaround costs	$1,597	$6,652	$20,413	$21,468

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

We capitalized $6.4 million and $8.5 million in software development costs for ongoing initiatives during the six months ended October 1, 2016 and September 26, 2015, respectively. At October 1, 2016 and April 2, 2016, we have a total of $60.1 million and $54.9 million of capitalized software costs, respectively, of which $15.1 million and $14.4 million are related to in-process software development initiatives, respectively. During the six months ended October 1, 2016 and September 26, 2015, $4.5 million and $6.4 million of capitalized costs were placed into service, respectively. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment at least annually. During the six months ended October 1, 2016, we impaired $1.1 million of capitalized software. The impairment charge is classified within cost of goods sold on our consolidated statements of income.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of April 2, 2016	$(22,499)	$(7,492)	$(5,049)	$(35,040)
Other comprehensive loss before reclassifications(1)	(962)	—	(3,107)	(4,069)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	2,394	2,394
Net current period other comprehensive loss	(962)	—	(713)	(1,675)
Balance as of October 1, 2016	$(23,461)	$(7,492)	$(5,762)	$(36,715)

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

Blood Center

We offer automated blood component and manual whole blood collection systems to blood collection centers to collect blood products efficiently and cost effectively. We offer the MCS® (Multicomponent Collection System) brand apheresis equipment which is designed to collect specific blood components integrated from the donor. Utilizing the MCS® automated platelet collection protocols, blood centers collect one or more therapeutic “doses” of platelets during a single donation. The MCS® two-unit protocol or double red cell collection device helps blood collectors optimize the collection of red cells by automating the blood separation function, eliminating the need for laboratory processing, and enabling the collection of two units of red cells from a single donor thus maximizing the amount of red cells collected per eligible donor and helping to mitigate red cell shortages in countries where this problem exists. Blood collectors can also use the MCS® system to collect one unit of red cells and a "jumbo" (double) unit of plasma, or one unit of red cells and one unit of platelets from a single donor. The MCS® plasma protocol, which provides the possibility of collecting 600-800ml of plasma for either transfusion to patients or for use by the pharmaceutical industry, completes the comprehensive portfolio of different blood component collection options on this device.
We also offer products for manual whole blood collection and processing. Our disposable whole blood collection and component storage sets offer flexibility in collecting a unit of whole blood and the subsequent production and storage of the red blood cell, platelet, plasma products, including options for in-line or dockable filters for leukoreduction of any blood component.
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

Recent Developments

Restructuring Initiative

During the first quarter of fiscal 2017, in connection with our global strategic review, we launched a restructuring program designed to reposition our organization and improve our cost structure. This program includes both a reduction of headcount and operating costs as well as projects to simplify product lines. We may also take steps to modify our manufacturing operations to align with our strategic direction.

We expect to incur approximately $26 million of restructuring and turnaround charges, comprised of $17 million in termination benefits and $9 million in other related exit costs. Substantially all of these charges result in cash outlays expected to be incurred during fiscal 2017. Savings from this program are estimated to be approximately $40 million in fiscal 2017. The Company is evaluating non-performing assets and business units as part of its turnaround, which may result in future cash outlays or non-cash charges. During the three and six months ended October 1, 2016, we incurred $1.1 million and $18.8 million, respectively, of restructuring and turnaround charges under this program. Additionally, during the three and six months ended October 1, 2016, we recorded $0.5 million and $1.6 million, respectively, of restructuring and turnaround charges under a prior program.

Product Recall

In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the United States. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. Because most U.S. hospitals prefer to transfuse leukoreduced blood, our blood center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. As a result of the recall, we have recorded total charges of $4.3 million during the six months ended October 1, 2016, which consists of $3.7 million of charges associated with customer returns and inventory reserves and $0.6 million of charges associated with customer claims, as discussed below. We may record incremental charges in future periods.
During the six months ended October 1, 2016, we recorded charges of $3.7 million, which consisted of $2.5 million of sales returns, $1.1 million of net inventory reserves for the affected sets on-hand that had not yet been shipped to customers and $0.1 million of freight expenses. Our estimate of sales returns was based on preliminary returns data received to date, however, actual customer returns are not expected to conclude until the third quarter of fiscal 2017.

Additionally, we received claims from customers which comprised substantially all the affected units. These claims seek reimbursement for losses sustained as a result of the recall and total $14.5 million. During the six months ended October 1, 2016, we have recorded a liability of $0.6 million for these claims. Incremental charges may be recorded in future periods as additional customer returns and claims data becomes available. We have insurance policies in place which may provide coverage for certain types of potential claims. We will assess the potential for insurance recoveries as we receive more information about customer claims in future reporting periods.

Declines in U.S. Blood Center Collections

The demand for whole blood disposable products in the U.S. decreased in fiscal 2016 and 2015 due to a decline in transfusion rates and actions taken by hospitals to improve blood management techniques and protocols.

In response to this trend, U.S. blood center collection groups now prefer single source vendors for their whole blood collection products and are primarily focused on obtaining the lowest average selling prices. While we saw a moderation in the rate of market decline during the second quarter of fiscal 2017, we expect continued declines in transfusion rates and the market to remain price focused and highly competitive for the foreseeable future.

Apheresis Red Cell Collection Arrangements

During fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") pursued arrangements for apheresis red cell collections. The resulting American Red Cross contract and the recommendations by both Blood Center GPOs that their members use our competitor's technology continue to negatively affect red cell revenues and gross margins. The American Red Cross contract is expected to result in our gaining 100% share of their apheresis red cell collection business and higher sales volumes, but at lower prices. The impact of the price concessions began in the third quarter of fiscal 2016, while the transition to a higher share of the American Red Cross' business is ongoing. The expected negative impact on fiscal 2017 operating income as a result of the American Red Cross contract and expected market share losses among members of the Blood Center GPOs is approximately $12 million. Red cell disposable revenues in the U.S. totaled $13.4 million and $17.9 million during the six months ended October 1, 2016 and September 26, 2015, respectively.

Double Dose Collections

While we market our platelet products globally, the dynamics of each market are significantly different. Despite modest increases in the demand for platelets in Europe and Japan, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in a flat market for platelet usage and related disposables in these countries.

Within this flat market, the use of "double dose" collection methods in Europe and Japan has increased. Double dose collections involve collecting two therapeutic platelet doses from one donor. Competition in double dose collection technology is intense and has negatively impacted our sales in a number of markets where these collections are prevalent. Steady increases in the use of double dose collections in Japan continued in the second quarter of fiscal 2017 and have negatively impacted our revenue and gross profit from platelet collection disposables in that market.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)
Net revenues	$220,253	$219,693	0.3%	$430,209	$433,106	(0.7)%
Gross profit	$104,248	$105,297	(1.0)%	$195,304	$207,836	(6.0)%
% of net revenues	47.3%	47.9%		45.4%	48.0%
Operating expenses	$79,454	$86,118	(7.7)%	$178,391	$185,051	(3.6)%
Operating income	$24,794	$19,179	29.3%	$16,913	$22,785	(25.8)%
% of net revenues	11.3%	8.7%		3.9%	5.3%
Interest and other expense, net	$(1,962)	$(2,606)	(24.7)%	$(4,139)	$(4,615)	(10.3)%
Income before provision for income taxes	$22,832	$16,573	37.8%	$12,774	$18,170	(29.7)%
Provision for income taxes	$3,007	$3,710	(18.9)%	$3,295	$5,574	(40.9)%
% of pre-tax income	13.2%	22.4%		25.8%	30.7%
Net income	$19,825	$12,863	54.1%	$9,479	$12,596	(24.7)%
% of net revenues	9.0%	5.9%		2.2%	2.9%
Earnings per share - diluted	$0.38	$0.25	52.0%	$0.18	$0.24	(25.0)%

Net revenues increased 0.3% and decreased 0.7% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, net revenues increased 1.0% and 0.7% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Revenue increases in Plasma and Hemostasis Management were partially offset by declines in our Blood Center and Cell Processing franchises during the three and six months ended October 1, 2016.

Operating income decreased for the six months ended October 1, 2016, as compared to the same period of fiscal 2016, primarily due to product mix, including the relative sales growth of our lower margin plasma liquid solutions, pricing pressure in the U.S. blood center business and the impact of the Whole Blood filter recall. Operating income increased for the three months ended October 1, 2016, as compared to the same period in fiscal 2016, as the negative impact of product mix and pricing pressure were more than offset by cost savings initiatives and reductions in restructuring and turnaround costs.

Management's Use of Non-GAAP Measures

Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency conversion rate. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure, in addition to financial measures in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

Net Revenue by Geography

	Three Months Ended
(In thousands)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
United States	$130,843	$127,031	3.0%	—%	3.0%
International	89,410	92,662	(3.5)%	(1.7)%	(1.8)%
Net revenues	$220,253	$219,693	0.3%	(0.7)%	1.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
United States	$256,543	$247,726	3.6%	—%	3.6%
International	173,666	185,380	(6.3)%	(3.0)%	(3.3)%
Net revenues	$430,209	$433,106	(0.7)%	(1.4)%	0.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 40.6% and 40.4% of total net revenues for the three and six months ended October 1, 2016, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our revenue was negatively impacted by changes in the value of these currencies relative to the U.S. Dollar.

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

Net Revenue by Franchise

	Three Months Ended
(In thousands)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
Plasma	$103,564	$93,036	11.3%	(0.7)%	12.0%
Blood Center	74,270	84,235	(11.8)%	(0.1)%	(11.7)%
Cell Processing	25,955	28,105	(7.6)%	(1.3)%	(6.3)%
Hemostasis Management	16,464	14,317	15.0%	(2.6)%	17.6%
Net revenues	$220,253	$219,693	0.3%	(0.7)%	1.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
Plasma	$201,213	$181,563	10.8%	(1.3)%	12.1%
Blood Center	145,213	167,318	(13.2)%	(0.7)%	(12.5)%
Cell Processing	52,031	55,918	(7.0)%	(2.4)%	(4.6)%
Hemostasis Management	31,752	28,307	12.2%	(2.4)%	14.6%
Net revenues	$430,209	$433,106	(0.7)%	(1.4)%	0.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Plasma

Plasma revenue increased 11.3% and 10.8% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, plasma revenue increased 12% and 12.1% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. The revenue growth was primarily driven by an increase in sales of Plasma disposables during the three and six months ended October 1, 2016. This growth was the result of continued strong performance in the U.S. and includes the impact of increased sales of plasma liquid solutions, which contributed approximately $6 million and $11 million to the growth during the three and six months ended October 1, 2016, respectively.

Blood Center

Platelet
Platelet revenue declined by 9.5% and 11.1% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, platelet revenue decreased 9.6% and 10.5% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. The decrease during the three and six months ended October 1, 2016, excluding the impact of foreign exchange, was primarily the result of the continued market shift toward double dose collection techniques in Japan. This decrease was partially offset by growth in the China.

Red Cell and Whole Blood
Red cell revenue decreased 20.1% and 23.0% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, red cell revenue decreased 19.5% and 22.4% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. The decrease during the three and six months ended October 1, 2016 was driven by price reductions in our principle red cell market in the U.S. which was largely attributable to the contract we entered into with the American Red Cross during the second quarter of fiscal 2016, as well as the selection of competitive technologies by Blood Center GPOs, as discussed above. We continue to expect revenue and operating income to decline as a result of these factors.

Whole blood revenue decreased 13.0% and 15.5% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, whole blood revenue decreased 12.1% and 14.2% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. While whole blood revenue decreased as compared to the prior year periods, we saw moderation in the rate of decline of this market during the second quarter of fiscal 2017. We expect continued declines in transfusion rates and the market to remain price focused and highly competitive for the foreseeable future.

Cell Processing

Cell Salvage

Cell Salvage revenues consist primarily of the Cell Saver and OrthoPAT products. Revenues from OrthoPAT decreased 29.4% and 24.7% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 28.8% and 22.7% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT. Cell Saver revenue during the three and six months ended October 1, 2016 declined 3.9% and 3.1% as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, Cell Saver revenue decreased 2.6% and 0.3% for the three and six months ended October 1, 2016, as compared with the same periods of fiscal 2016. This decrease was due to declines in Russia and Western Europe, partially offset by growth in China.

Software
Cell Processing software revenue includes BloodTrack®, SafeTrace Tx® and other hospital software. Revenue of Cell Processing software for the three and six months ended October 1, 2016 was flat compared to the same periods of fiscal 2016. Without the effect of foreign exchange, Cell Processing software revenue increased by 3.4% and 2.4% for the three and six months ended October 1, 2016 compared to the same periods of fiscal 2016, due to SafeTrace Tx® growth in the U.S. and BloodTrack® growth in the global markets.

Hemostasis Management

Revenue from our Hemostasis Management products increased 15.0% and 12.2% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, Hemostasis Management revenues increased 17.6% and 14.6% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. The revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China. We have now moved into full market release of the TEG 6s device in Australia and certain European countries, and are continuing our limited market release in the U.S. Full market release in the U.S. is expected in fiscal 2018, concurrent with additional clearances.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)
Gross profit	$104,248	$105,297	(1.0)%	$195,304	$207,836	(6.0)%
% of net revenues	47.3%	47.9%		45.4%	48.0%

Gross profit decreased 1.0% and 6.0% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, gross profit increased 0.4% and decreased 3.7% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. The gross profit margin decreased by 60 and 260 basis points for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. The decrease in the gross profit margin during the three months ended October 1, 2016 was primarily due to the relative sales growth of our low-margin plasma liquid solutions, price reductions in our Blood Center business and the negative impact of foreign currency. These factors, in addition to the effect of the Whole Blood filter recall, declines in our Japan platelet business, and an impairment charge related to capitalized software contributed to the decrease in gross profit margin during the six months ended October 1, 2016. These declines were partially offset by cost savings from productivity programs and a reduction in restructuring and turnaround costs. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)	October 1, 2016	September 26, 2015	% Increase/ (Decrease)
Research and development	$8,336	$11,553	(27.8)%	$19,773	$22,874	(13.6)%
% of net revenues	3.8%	5.3%		4.6%	5.3%
Selling, general and administrative	$71,118	$74,565	(4.6)%	$158,618	$162,177	(2.2)%
% of net revenues	32.3%	33.9%		36.9%	37.4%
Total operating expenses	$79,454	$86,118	(7.7)%	$178,391	$185,051	(3.6)%
% of net revenues	36.1%	39.2%		41.5%	42.7%

Research and Development

Research and development expenses decreased 27.8% and 13.6% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, research and development expenses decreased 27.8% and 14.2% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. The decrease, on a constant currency basis, for the three and six months ended October 1, 2016 was primarily driven by reduced spending on several projects in our Blood Center franchise to better align with our long-term product plans and global strategic review. In addition, changes in the timing of spending also contributed to the decline in the three months ended October 1, 2016 and such spending will be incurred in the second half of fiscal 2017. This decrease was partially offset by increased restructuring and turnaround costs for the six months ended October 1, 2016.

Selling, General and Administrative

Selling, general and administrative expenses decreased 4.6% and 2.2% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 4.8% and 2.3% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. The decrease for the three and six months ended October 1, 2016 was primarily the result of cost reduction initiatives and a reduction in restructuring and turnaround costs.

Interest and Other Expense, Net

Interest and other expense, net decreased 24.7% and 10.3% for the three and six months ended October 1, 2016, as compared to the same periods of fiscal 2016. Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The decrease in interest expense for both the three and six months ended October 1, 2016 was due to reductions in the Term Loan balance as a result of principal payments. The effective interest rate on total debt outstanding as of October 1, 2016 was 1.9%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is generally lower than the U.S. federal statutory rate as the income tax rates in the foreign jurisdictions in which we operate are generally lower than the U.S. statutory tax rate.

The reported income tax provision rate for the three months ended October 1, 2016 and September 26, 2015 was 13.2% and 22.4%, respectively. The reported income tax provision rate for the six months ended October 1, 2016 was 25.8%, as compared to a reported income tax provision rate of 30.7% for the six months ended September 26, 2015.

The decrease in our income tax provision for both the three and six months ended October 1, 2016, as compared to the prior year periods, was primarily due to changes in the jurisdictional mix of earnings. During the six months ended October 1, 2016, we recorded a $3.3 million tax provision, which includes a tax provision recorded on year-to-date income as well as a $1.4 million discrete tax provision associated with the establishment of a tax reserve, partially offset by a tax benefit for the release of a tax reserve due to the expiration of statute of limitations during the second quarter of fiscal 2017. During the six months ended September 26, 2015, we recorded a tax expense of $5.6 million which included a tax provision recorded on year-to-date income as well as a discrete tax provision of $1.0 million to increase the deferred tax liability related to amortizable goodwill as a result of the statutory capital gains tax rate in Puerto Rico increasing from 15% to 20%.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	October 1, 2016	April 2, 2016
Cash & cash equivalents	$138,870	$115,123
Working capital	$313,723	$302,535
Current ratio	2.6	2.6
Net debt(1)	$(249,184)	$(292,877)
Days sales outstanding (DSO)	62	58
Disposable finished goods inventory turnover	3.5	4.6

(1)Net debt position is the sum of cash and cash equivalents less total debt.

In fiscal 2017, we expect to incur approximately $26 million of restructuring and turnaround charges in connection with the restructuring program that was launched during the first quarter of fiscal 2017, which is designed to reposition our organization and improve our cost structure by approximately $40 million in fiscal 2017. During the three and six months ended October 1, 2016, we incurred $1.1 million and $18.8 million, respectively, of restructuring and turnaround charges under this program.

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of $389.0 million as of October 1, 2016. During the three and six months ended October 1, 2016, we paid $11.9 million and $19.0 million in principal repayments, respectively, for the Term Loan. We have scheduled principal payments of $23.7 million required during the remainder of fiscal 2017. In addition, on October 31, 2016, we reduced our borrowings on the Revolving Credit Facility by $20.0 million as part of our normal cash management process. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of October 1, 2016.

Cash Flows

	Six Months Ended
(In thousands)	October 1, 2016	September 26, 2015	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$69,960	$36,761	$33,199
Investing activities	(41,427)	(52,837)	11,410
Financing activities	(4,575)	(43,981)	39,406
Effect of exchange rate changes on cash and cash equivalents(1)	(211)	(358)	147
Net increase (decrease) in cash and cash equivalents	$23,747	$(60,415)

(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $33.2 million during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015. Cash provided by operating activities increased due to a working capital inflow, which was primarily attributable to an increase in accrued expenses, most notably, accrued payroll. The increase in accrued payroll was driven largely by an increase in variable compensation and restructuring reserves. Also contributing to the cash inflow was a decrease in accounts receivable, primarily in Japan, as compared to the prior year period. This cash inflow was partially offset by an increase in inventories and a decrease in accounts payable.

Net cash used in investing activities decreased by $11.4 million during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015. The decrease in cash used in investing activities was primarily the result of a reduction in capital expenditures in the first half of fiscal 2016. Acquisition costs of $3.0 million incurred in the prior year period also contributed to the decrease.

Net cash used in financing activities decreased by $39.4 million during the six months ended October 1, 2016, as compared to the six months ended September 26, 2015 primarily due to $61.0 million of cash used to repurchase shares during the prior year period. This decrease was partially offset by $19.0 million of Term Loan repayments during the six months ended October 1, 2016.

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

Foreign Exchange

During the six months ended October 1, 2016, approximately 41% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, and Mexican Pesos. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars and Mexican Pesos, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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

Recent Accounting Pronouncements
Standards to be Implemented
Revenue from Contracts with Customers (Topic 606)

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

Other Recent Accounting Pronouncements

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

These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including: demand for whole blood and blood components, changes in executive management, changes in operations from restructuring and turnaround plans, asset revaluations to reflect current business conditions, technological advances in the medical field and standards for transfusion medicine and our ability to successfully implement products that incorporate such advances and standards, product quality, market acceptance, regulatory uncertainties, including the receipt or timing of regulatory approvals, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and other risks detailed under Item 1A. Risk Factors included in this report. The foregoing list should not be construed as exhaustive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure relative to market risk is due to foreign exchange risk and interest rate risk.

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to mitigate, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening or weakening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $5.8 million impact in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of October 1, 2016 was $389.0 million with an interest rate of 1.9% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $3.9 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of October 1, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Because the material weakness in our internal control over financial reporting related to accounting for income taxes that existed as of April 2, 2016 has not yet been fully remediated, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of October 1, 2016. We have advised our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a "material weakness."

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
Changes in Internal Controls

Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Italian Employment Litigation

Our Italian manufacturing subsidiary is party to several actions initiated by employees of the facility in Ascoli-Piceno, Italy where we have ceased manufacturing operations. These include actions claiming (i) working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) payment of the extra time used for changing into and out of their working clothes at the beginning and end of each shift.

In addition, a union represented in the Ascoli plant has filed an action alleging that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.

Finally, we have been added as defendants on claims filed against Pall Corporation prior to our acquisition of the plant in August 2012. These claims relate to agreements to "freeze" benefit allowances for a certain period in exchange for Pall's commitments on hiring and plant investment.

As of October 1, 2016, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.6 million. At this point in the proceedings, we believe the losses are unlikely and therefore no amounts have been accrued. In the future, we may receive other similar claims or adverse rulings from the courts which changes our judgment on these cases.

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

H2 Equity claims, in part, that we owe them $3 million for the receipt of the 24-Hour Approval despite the use of a Haemonetics filter to obtain the approval and that we have failed to make commercially reasonable efforts to market and sell products incorporating SOLX. We believe that we have meritorious defenses to these claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. [Removed and Reserved]

Item 6. Exhibits

10.1	Amended and Restated 2007 Employee Stock Purchase Plan (as amended and restated on July 21, 2016).

10.2	Haemonetics Corporation Worldwide Executive Bonus Plan as adopted on July 21, 2016.

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company

32.1
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended October 1, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
11/7/2016	By:	/s/ Christopher Simon
Christopher Simon, President and Chief Executive Officer
(Principal Executive Officer)

11/7/2016	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)