Form 10-Q
period 2016-12-31
HAEMONETICS CORP
filed 2017-02-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: December 31, 2016
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
The number of shares of $0.01 par value common stock outstanding as of February 2, 2017: 52,004,300

HAEMONETICS CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three and Nine Months Ended December 31, 2016 and December 26, 2015	3
Unaudited Consolidated Balance Sheet - December 31, 2016 and Audited Consolidated Balance Sheet - April 2, 2016	4
Unaudited Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2016 and December 26, 2015	5
Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4. Controls and Procedures	33

PART II. OTHER INFORMATION	34

ITEM 1. Legal Proceedings	34

ITEM 1A. Risk Factors	34

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

ITEM 3. Defaults upon Senior Securities	35

ITEM 4. Mine Safety Disclosures	35

ITEM 5. (Removed and Reserved)	35

ITEM 6. Exhibits	36

SIGNATURES	37

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net revenues	$227,841	$233,384	$658,050	$666,490
Cost of goods sold	126,762	124,529	361,667	349,799
Gross profit	101,079	108,855	296,383	316,691
Operating expenses:
Research and development	8,462	10,942	28,235	33,816
Selling, general and administrative	70,956	78,940	228,639	240,946
Impairment of assets	449	85,048	1,384	85,048
Contingent consideration income	—	(4,898)	—	(4,727)
Total operating expenses	79,867	170,032	258,258	355,083
Operating income (loss)	21,212	(61,177)	38,125	(38,392)
Interest and other expense, net	(2,275)	(2,141)	(6,414)	(6,756)
Income (loss) before provision (benefit) for income taxes	18,937	(63,318)	31,711	(45,148)
Provision (benefit) for income taxes	3,544	(3,878)	6,839	1,696
Net income (loss)	$15,393	$(59,440)	$24,872	$(46,844)

Net income (loss) per share - basic	$0.30	$(1.17)	$0.48	$(0.92)
Net income (loss) per share - diluted	$0.30	$(1.17)	$0.48	$(0.92)

Weighted average shares outstanding
Basic	51,708	50,741	51,369	50,927
Diluted	52,103	50,741	51,671	50,927

Comprehensive income (loss)	$13,084	$(62,316)	$20,888	$(66,469)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2016	April 2, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,639	$115,123
Accounts receivable, less allowance of $2,656 at December 31, 2016 and $2,253 at April 2, 2016	150,557	157,093
Inventories, net	188,489	187,028
Prepaid expenses and other current assets	27,877	28,842
Total current assets	496,562	488,086
Property, plant and equipment, net	335,957	337,634
Intangible assets, less accumulated amortization of $206,444 at December 31, 2016 and $190,816 at April 2, 2016	185,427	204,458
Goodwill	267,314	267,840
Deferred tax asset, long-term	7,575	7,055
Other long-term assets	13,586	14,055
Total assets	$1,306,421	$1,319,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$66,271	$43,471
Accounts payable	48,848	39,674
Accrued payroll and related costs	41,556	35,798
Other liabilities	59,546	66,608
Total current liabilities	216,221	185,551
Long-term debt, net of current maturities	269,997	364,529
Deferred tax liability, long-term	24,463	21,377
Other long-term liabilities	24,843	26,106
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,825,961 shares at December 31, 2016 and 50,932,348 shares at April 2, 2016	518	509
Additional paid-in capital	468,348	439,912
Retained earnings	341,056	316,184
Accumulated other comprehensive loss	(39,025)	(35,040)
Total stockholders’ equity	770,897	721,565
Total liabilities and stockholders’ equity	$1,306,421	$1,319,128

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 31, 2016	December 26, 2015
Cash Flows from Operating Activities:
Net income (loss)	$24,872	$(46,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	67,531	67,721
Impairment of assets	3,413	85,048
Provision for losses on accounts receivable and inventory	11,398	4,055
Stock-based compensation expense	6,608	6,199
Deferred tax benefit	—	(7,088)
Unrealized loss (gain) from hedging activities	331	(2,867)
Changes in fair value of contingent consideration	—	(4,727)
Other non-cash operating activities	885	862
Change in operating assets and liabilities:
Change in accounts receivable	3,878	(4,186)
Change in inventories	(13,960)	2,791
Change in prepaid income taxes	868	997
Change in other assets and other liabilities	(996)	6,622
Change in accounts payable and accrued expenses	20,333	(39,971)
Net cash provided by operating activities	125,161	68,612
Cash Flows from Investing Activities:
Capital expenditures	(60,517)	(73,871)
Proceeds from sale of property, plant and equipment	1,773	397
Other acquisitions and investments	—	(3,000)
Net cash used in investing activities	(58,744)	(76,474)
Cash Flows from Financing Activities:
Net (decrease) increase in short-term loans	(40,975)	7,143
Repayment of term loan borrowings	(30,827)	(7,114)
Proceeds from employee stock purchase plan	3,560	4,340
Proceeds from exercise of stock options	18,278	10,489
Share repurchases	—	(60,984)
Payments on long-term real estate mortgage	—	(845)
Net cash used in financing activities	(49,964)	(46,971)
Effect of exchange rates on cash and cash equivalents	(1,937)	(662)
Net Change in Cash and Cash Equivalents	14,516	(55,495)
Cash and Cash Equivalents at Beginning of Period	115,123	160,662
Cash and Cash Equivalents at End of Period	$129,639	$105,167
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,058	$6,206
Income taxes paid	$5,724	$5,884
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$5,081	$9,259

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2017, or any other interim period. Operating results for the nine months ended December 26, 2015 include the correction of an understatement of the provision for income taxes in fiscal 2015, as well as the correction of an overstated liability in fiscal 2014, both of which were determined to be immaterial to all periods impacted. Absent these corrections, our net income for the nine months ended December 26, 2015 would have been $1.1 million lower than the amount included in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 2, 2016.

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

3. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Basic EPS
Net income (loss)	$15,393	$(59,440)	$24,872	$(46,844)
Weighted average shares	51,708	50,741	51,369	50,927
Basic income (loss) per share	$0.30	$(1.17)	$0.48	$(0.92)
Diluted EPS
Net income (loss)	$15,393	$(59,440)	$24,872	$(46,844)
Basic weighted average shares	51,708	50,741	51,369	50,927
Net effect of common stock equivalents	395	—	302	—
Diluted weighted average shares	52,103	50,741	51,671	50,927
Diluted income (loss) per share	$0.30	$(1.17)	$0.48	$(0.92)

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the three and nine months ended December 31, 2016, weighted average shares outstanding, assuming dilution, excludes the impact of 1.1 million and 1.7 million anti-dilutive shares, respectively. For the three and nine months ended December 26, 2015, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

4. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015
Warranty accrual as of the beginning of the period	$420	$531
Warranty provision	860	532
Warranty spending	(1,077)	(701)
Warranty accrual as of the end of the period	$203	$362

5. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	December 31, 2016	April 2, 2016
Raw materials	$56,729	$62,062
Work-in-process	10,202	13,180
Finished goods	121,558	111,786
Total inventories	$188,489	$187,028

Inventories include specific charges and reserves of $4.5 million and $9.0 million for the three and nine months ended December 31, 2016, respectively, primarily related to the impact of the whole blood product recall and changes in demand for Blood Center products.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill Impairment

During fiscal 2016, as a result of an interim impairment test, we determined that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of Europe, Middle East and Africa (collectively "EMEA"), for which we recorded a goodwill impairment charge of $66.3 million during the third quarter of fiscal 2016. As of that test date, the reporting unit that was most at risk of impairment in future periods was the Americas Blood Center and Hospital, which had an excess fair value over carrying value of approximately 25.8% and allocated goodwill of $175.9 million. We believe that our assumptions used to determine the fair value of the Americas Blood Center and Hospital reporting unit were reasonable. If different assumptions were to be used, particularly with respect to estimating future cash flows, or if actual operating results and cash flows of the Americas Blood Center and Hospital differ from the estimated operating results and related cash flows, there is the potential that an impairment charge could result in future periods. Additionally, changes to the discount rate or the long-term growth rate could also give rise to an impairment in future periods. During the third quarter of fiscal 2017, there were no new or additional impairment indicators associated with this reporting unit. We will complete our annual impairment testing during the fourth quarter of fiscal 2017.

Intangible Asset Impairment
In April 2013, we acquired a patented red cell storage solution, referred to as SOLX, from Hemerus Medical, LLC for cash consideration plus an agreement to make certain future payments accounted for as contingent consideration. During the third quarter of fiscal 2016, we received U.S. Food and Drug Administration clearance for the SOLX solution with a Haemonetics whole blood filter. At that time, the vast majority of the U.S. market utilized a red cell filter, not a whole blood filter, for whole blood collection procedures as they seek to optimize blood component yield from each collection. To bring SOLX to market with a red cell filter would have required substantial additional investment. Accordingly, we conducted a final market review prior to proceeding with this investment, which indicated customers would not pay a price for a SOLX collection kit sufficient to recover the cost to produce it, or to provide an adequate return on the additional investment. As result, during the third quarter of fiscal 2016, we suspended further investment in the SOLX technology and recorded an impairment charge of $18.7 million to write down the carrying value of the SOLX intangible assets. In addition, we reversed the $4.9 million of contingent consideration liability we had recorded, as we do not expect to achieve the conditions that called for its payment. Refer to Note 10, Commitments and Contingencies, for further discussion of the arbitration resulting from a dispute over the payment of this contingent consideration as well as certain royalty payments.

Intangible asset impairment charges during the three and nine months ended December 31, 2016 were $0.4 million and $1.9 million, respectively, and primarily related to the impairment of certain capitalized software as discussed in Note 13, Capitalization of Software.

7. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the nine months ended December 31, 2016, 40.0% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of December 31, 2016 and April 2, 2016 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in Other Comprehensive Income (Loss) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $99.0 million as of December 31, 2016 and $107.4 million as of April 2, 2016. At December 31, 2016, gains of $1.2 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of December 31, 2016 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $49.7 million as of December 31, 2016 and $48.8 million as of April 2, 2016.

Interest Rate Swaps

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps") on a total notional amount of $250.0 million of debt. The Swaps are amortizing and mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. As of December 31, 2016, the notional amount of these Swaps was $150.0 million. For three and nine months ended December 31, 2016 and December 26, 2015, we recorded nominal activity in Accumulated Other Comprehensive Loss to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of income (loss) and comprehensive income (loss) for the nine months ended December 31, 2016:

(In thousands)	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (Loss)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	Amount of Gain (Loss) Excluded from Effectiveness Testing *	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Designated foreign currency hedge contracts, net of tax	$1,517	$(4,678)	Net revenues, COGS, and SG&A	$388	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		1,031	Interest and other expense, net
Designated interest rate swaps, net of tax	$165	$—	Interest and other expense, net	$—
*   We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.

We did not have fair value hedges or net investment hedges outstanding as of December 31, 2016 or April 2, 2016. As of December 31, 2016, no deferred tax assets were recognized for designated foreign currency hedges.

ASC Topic 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2016, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of December 31, 2016 and April 2, 2016:

(In thousands)	Location in Balance Sheet	As of December 31, 2016	As of April 2, 2016
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$3,255	$427
Designated interest rate swaps	Other current assets	69	—
		$3,324	$427
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,916	$4,056
Designated interest rate swaps	Other current liabilities	—	154
		$1,916	$4,210

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2016 and April 2, 2016.

	As of December 31, 2016
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$79,452	$—	$79,452
Designated foreign currency hedge contracts	$—	$3,255	$3,255
Designated interest rate swaps		$69	$69
	$79,452	$3,324	$82,776
Liabilities
Designated foreign currency hedge contracts	$—	$1,916	$1,916
	$—	$1,916	$1,916

	As of April 2, 2016
	Level 1	Level 2	Total
Assets
Money market funds	$72,491	$—	$72,491
Designated foreign currency hedge contracts	—	427	427
Designated interest rate swaps	$72,491	$427	$72,918

Liabilities
Designated foreign currency hedge contracts	$—	$4,056	$4,056
Designated interest rate swaps	—	154	154
	$—	$4,210	$4,210

For the nine months ended December 31, 2016, non-designated foreign currency hedge contracts were not significant and are not disclosed separately in the above table.

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

During the three months ended December 31, 2016 and December 26, 2015, we reported an income tax provision of $3.5 million and an income tax benefit of $3.9 million, respectively, representing effective tax rates of 18.7% and 6.1%, respectively. For the nine months ended December 31, 2016 and December 26, 2015 we reported an income tax provision of $6.8 million and $1.7 million, respectively, representing effective tax rates of 21.6% and (3.8)%, respectively.

The increase in our income tax provision for both the three and nine months ended December 31, 2016, as compared to the prior year periods, was primarily due to the impact of impairment charges recorded during the three months ended December 26, 2015 and changes in the jurisdictional mix of earnings. During the three and nine months ended December 26, 2015, we recorded goodwill impairment charges of $66.3 million and intangible asset impairment charges of $18.7 million with a corresponding $7.1 million benefit to income taxes. The income tax provision for the nine months ended December 26, 2015 includes a discrete tax provision of $1.0 million to increase the deferred tax liability related to amortizable goodwill as a result of the statutory capital gains tax rate in Puerto Rico increasing from 15% to 20%.

For the nine months ended December 31, 2016, the income tax provision includes a discrete tax provision of $1.4 million for an uncertain tax position that was triggered by a reduction in workforce in one of our foreign subsidiaries during the first quarter of fiscal 2017. This discrete tax provision is inclusive of an insignificant amount of interest. We had previously negotiated a tax holiday under which we were required to maintain certain levels of headcount for a multi-year period. During the first quarter of fiscal 2017, as a result of a reduction in workforce, we were unable to satisfy the required headcount levels and became subject to a potential tax assessment related to historical tax years. The tax provision associated with this tax reserve establishment was partially offset by a tax benefit of $0.5 million for the release of tax reserves due to the expiration of statutes of limitations during the second and third quarters of fiscal 2017.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of December 31, 2016 we had $3.4 million of unrecognized tax benefits, of which $1.5 million would impact the effective tax rate, if recognized. As of April 2, 2016, we had $2.5 million of unrecognized tax benefits, of which $0.6 million would impact the effective tax rate, if recognized.
During the nine months ended December 31, 2016, our unrecognized tax benefits were increased by $1.3 million due to the establishment of a tax reserve for the potential tax assessment discussed above.
The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal periods ended December 31, 2016 and April 2, 2016:

(In thousands)	Nine Months Ended December 31, 2016	Year Ended April 2, 2016
Beginning balance	$2,523	$7,070
Additions for tax positions of prior years	1,260	340
Reductions of tax positions	—	(4,158)
Closure of statute of limitations	(403)	(729)
Ending balance	$3,380	$2,523
As of December 31, 2016, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.3 million in the next twelve months, as a result of closure of various statutes of limitations or settlements.

Our historic practice has been and continues to be to recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.4 million of gross interest and penalties were accrued at December 31, 2016 and April 2, 2016 and is not included in the amounts above. Tax expense associated with accrued interest and penalties was insignificant for the nine months ended December 31, 2016.

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of $337.2 million as of December 31, 2016. During the three and nine months ended December 31, 2016, we paid $11.9 million and $30.8 million in principal repayments, respectively, for the Term Loan. During the three and nine months ended December 31, 2016, we reduced our borrowings on the Revolving Credit Facility by $40.0 million as part of our normal cash management process. In addition, on January 31, 2017, we reduced our borrowings on the Revolving Credit Facility by the remaining $10.0 million that was outstanding. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of December 31, 2016.

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

The total amount of damages claimed by the plaintiffs in these matters is approximately $4.3 million. At this point in the proceedings, we believe the losses are unlikely and therefore no amounts have been accrued. In the future, we may receive other similar claims or adverse rulings from the courts which changes our judgment on these cases.

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

Product Recall

In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the United States. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. Because most U.S. hospitals prefer to transfuse leukoreduced blood, our blood center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. As a result of the recall, we have recorded total charges of $4.3 million during the nine months ended December 31, 2016, which consists of $3.7 million of charges associated with customer returns and inventory reserves and $0.6 million of charges associated with customer claims, as discussed below. We may record incremental charges in future periods.
We determined that the affected sets were distributed between April and June 2016; credits have been issued to customers who returned affected sets purchased during this period. During the nine months ended December 31, 2016, we recorded charges of $3.7 million, which consisted of $2.5 million of estimated sales returns, $1.1 million of net inventory reserves for the affected collection sets on-hand that had not yet been shipped to customers and $0.1 million of freight expenses. Our estimate of sales returns was based on preliminary returns data received to date, however, actual customer returns are not expected to conclude until the fourth quarter of fiscal 2017.

Additionally, we received claims from customers which comprised substantially all the affected units. These claims seek reimbursement for losses sustained as a result of the recall and total $14.6 million. We believe it is probable that we will incur expenses as a result of these claims and that our range of loss is $0.6 million to $14.6 million, however, we do not have sufficient information to develop a best estimate within this range. Accordingly, we have recorded a liability of $0.6 million, which represents the low end of the range. Incremental charges may be recorded in future periods as additional customer returns and claims data becomes available. We have insurance policies in place which may provide coverage for certain types of potential claims. We will assess the potential for insurance recoveries as we receive more information about customer claims in future reporting periods.

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
In periods prior to the fourth quarter of fiscal 2016, we believed a single reportable segment was consistent with its basic organizational structure and believed aggregation was consistent with its primary basis for decision making. As a result, prior year segment information has been restated to conform to the current reportable segments.
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
Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, and asset impairments. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year, therefore segment information is presented on this basis.
Selected information by business segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net revenues
Japan	$20,173	$22,709	$53,730	$60,212
EMEA	49,857	53,258	141,531	150,267
North America Plasma	83,324	73,378	235,091	206,427
All Other	79,884	85,218	236,315	248,217
Net revenues before foreign exchange impact	233,238	234,563	666,667	665,123
Effect of exchange rates	(5,397)	(1,179)	(8,617)	1,367
Net revenues	$227,841	$233,384	$658,050	$666,490

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Segment operating income
Japan	$9,331	$10,013	$24,335	$26,643
EMEA	13,116	13,280	33,866	35,292
North America Plasma	24,660	28,445	80,209	81,909
All Other	26,441	29,682	82,406	88,156
Segment operating income	73,548	81,420	220,816	232,000
Corporate operating expenses	(38,683)	(46,481)	(132,550)	(142,007)
Effect of exchange rates	(151)	(7)	(790)	3,875
Restructuring and turnaround costs	(6,762)	(8,570)	(27,215)	(29,746)
Deal amortization	(6,530)	(7,389)	(20,611)	(22,193)
Asset impairments	(210)	(85,048)	(1,525)	(85,048)
Contingent consideration income	—	4,898	—	4,727
Operating income	$21,212	$(61,177)	$38,125	$(38,392)

In connection with the global strategic review of our business portfolio, we organized our current products into four franchises for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. Management reviews revenue trends based on these franchises, however, no other financial information is currently available on this basis.

Net revenues by franchise are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Plasma	$108,655	$100,578	$309,868	$282,141
Blood Center	76,354	90,418	221,567	257,736
Cell Processing	25,918	27,741	77,949	83,659
Hemostasis Management	16,914	14,647	48,666	42,954
Net revenues	$227,841	$233,384	$658,050	$666,490
Net revenues generated in our principle operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
United States	$136,759	$131,664	$393,302	$379,390
Japan	22,319	19,482	58,949	50,406
Europe	38,892	52,453	116,865	150,610
Asia	27,749	27,755	83,125	79,878
Other	2,122	2,030	5,809	6,206
Net revenues	$227,841	$233,384	$658,050	$666,490

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

We initially expected to incur approximately $26 million of restructuring and turnaround related costs, comprised of $17 million in termination benefits and $9 million in other related exit costs. Savings from this program were initially estimated to be approximately $40 million in fiscal 2017. During the three and nine months ended December 31, 2016, we incurred $4.1 million and $22.9 million, respectively, of restructuring and turnaround charges under this program. Additionally, during the three and nine months ended December 31, 2016, we recorded $2.6 million and $4.2 million, respectively, of restructuring and turnaround charges under a prior program. The Company continues to evaluate non-performing assets and business units as part of its turnaround, which has resulted in additional charges and benefits during fiscal 2017.

The following summarizes the restructuring activity for the nine months ended December 31, 2016:

(In thousands)	Severance and Other Employee Costs	Other Costs	Asset Write Down	Total Restructuring
Balance at April 2, 2016	$8,752	$—	$—	$8,752
Costs incurred, net of reversals	16,680	785	599	18,064
Payments	(16,301)	(463)	—	(16,764)
Non-cash adjustments	—		(599)	(599)
Balance at December 31, 2016	$9,131	$322	$—	$9,453

Substantially all of the restructuring expenses have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income (loss). As of December 31, 2016, we had a restructuring liability of $9.5 million, of which approximately $9.2 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, during the nine months ended December 31, 2016, we also incurred $9.1 million of costs that do not constitute as restructuring under ASC 420, which we refer to as turnaround costs. These costs consist primarily of expenditures directly related to our restructuring initiative and include program management, implementation of the global strategic review initiatives and accelerated depreciation.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Japan	$(72)	$—	$764	$9
EMEA	198	37	3,209	155
North America Plasma	1	—	369	—
All Other	1,905	3,829	13,722	18,085
Total	$2,032	$3,866	$18,064	$18,249

Turnaround costs	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Japan	$—	$142	$2	$333
EMEA	(5)	83	76	503
North America Plasma	37	—	973	—
All Other	4,674	4,295	8,036	10,769
Total	$4,706	$4,520	$9,087	$11,605

Total restructuring and turnaround costs	$6,738	$8,386	$27,151	$29,854

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

We capitalized $8.3 million and $12.9 million in software development costs for ongoing initiatives during the nine months ended December 31, 2016 and December 26, 2015, respectively. At December 31, 2016 and April 2, 2016, we have a total of $61.9 million and $54.9 million of capitalized software costs, respectively, of which $16.9 million and $14.4 million are related to in-process software development initiatives, respectively. During the nine months ended December 31, 2016 and

December 26, 2015, $4.5 million and $6.4 million of capitalized costs were placed into service, respectively. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. We review these assets for impairment at least annually. During the nine months ended December 31, 2016, we impaired $1.3 million of capitalized software. The impairment charge is classified within cost of goods sold on our consolidated statements of income (loss).

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of April 2, 2016	$(22,499)	$(7,492)	$(5,049)	$(35,040)
Other comprehensive (loss) income before reclassifications(1)	(10,344)	—	1,681	(8,663)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	4,678	4,678
Net current period other comprehensive income (loss)	(10,344)	—	6,359	(3,985)
Balance as of December 31, 2016	$(32,843)	$(7,492)	$1,310	$(39,025)

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

We initially expected to incur approximately $26 million of restructuring and turnaround charges, comprised of $17 million in termination benefits and $9 million in other related exit costs. Savings from this program were initially estimated to be approximately $40 million in fiscal 2017. During the three and nine months ended December 31, 2016, we incurred $4.1 million and $22.9 million, respectively, of restructuring and turnaround charges under this program. Additionally, during the three and nine months ended December 31, 2016, we recorded $2.6 million and $4.2 million, respectively, of restructuring and turnaround charges under a prior program. The Company continues to evaluate non-performing assets and business units as part of its turnaround, which has resulted in additional charges and benefits during fiscal 2017.

Product Recall

In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the United States. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. Because most U.S. hospitals prefer to transfuse leukoreduced blood, our blood center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. As a result of the recall, we have recorded total charges of $4.3 million during the nine months ended December 31, 2016, which consists of $3.7 million of charges associated with customer returns and inventory reserves and $0.6 million of charges associated with customer claims, as discussed below. We may record incremental charges in future periods.
During the nine months ended December 31, 2016, we recorded charges of $3.7 million, which consisted of $2.5 million of sales returns, $1.1 million of net inventory reserves for the affected sets on-hand that had not yet been shipped to customers and $0.1 million of freight expenses. Our estimate of sales returns was based on preliminary returns data received to date, however, actual customer returns are not expected to conclude until the fourth quarter of fiscal 2017.

Additionally, we received claims from customers which comprised substantially all the affected units. These claims seek reimbursement for losses sustained as a result of the recall and total $14.6 million. During the nine months ended December 31, 2016, we have recorded a liability of $0.6 million for these claims. Incremental charges may be recorded in future periods as additional customer returns and claims data becomes available. We have insurance policies in place which may provide coverage for certain types of potential claims. We will assess the potential for insurance recoveries as we receive more information about customer claims in future reporting periods.

Declines in U.S. Blood Center Collections

The demand for whole blood disposable products in the U.S. decreased in fiscal 2016 and 2015 due to a decline in transfusion rates and actions taken by hospitals to improve blood management techniques and protocols.

In response to this trend, U.S. blood center collection groups now prefer single source vendors for their whole blood collection products and are primarily focused on obtaining the lowest average selling prices. While we began to see a moderation in the rate of market decline in the second quarter of fiscal 2017, we expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future.

Apheresis Red Cell Collection Arrangements

During fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") pursued arrangements for apheresis red cell collections. The resulting American Red Cross contract and the recommendations by both Blood Center GPOs that their members use our competitor's technology continue to negatively affect red cell revenues and gross margins. The American Red Cross contract is expected to result in our gaining 100% share of their apheresis red cell collection business and higher sales volumes, but at lower prices. The impact of the price concessions began in the third quarter of fiscal 2016, while the transition to a higher share of the American Red Cross' business is ongoing. The negative impact on fiscal 2017 operating income as a result of the American Red Cross contract and market share losses among members of the Blood Center GPOs is now expected to be approximately $9 million, down from our earlier estimate of $12 million, as we now expect this negative impact to continue in the first half of fiscal 2018. We anticipate stabilization in the second half of fiscal 2018 upon annualization of the price concessions. Red cell disposable revenues in the U.S. totaled $19.7 million and $25.8 million during the nine months ended December 31, 2016 and December 26, 2015, respectively.

Declines in Platelet Collections

While we market our platelet products globally, the dynamics of each market are significantly different. Despite modest increases in the demand for platelets in Europe and Japan, improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in flat markets for platelet usage and related disposables in these regions.

Within these flat markets, the use of "double dose" collection methods and other alternative collection procedures in Europe and Japan has increased. Double dose collections involve collecting two therapeutic platelet doses from one donor. Competition in double dose collection technology is intense and has negatively impacted our sales in a number of markets where these collections are prevalent. In Japan, usage of double dose collections has nearly doubled in the last twelve months and comprised approximately half of all platelets collected.

The steady increases in the use of double dose collections continued in the third quarter of fiscal 2017 and have negatively impacted our revenue and gross profit from platelet collection disposables in both markets.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)
Net revenues	$227,841	$233,384	(2.4)%	$658,050	$666,490	(1.3)%
Gross profit	$101,079	$108,855	(7.1)%	$296,383	$316,691	(6.4)%
% of net revenues	44.4%	46.6%		45.0%	47.5%
Operating expenses	$79,867	$170,032	(53.0)%	$258,258	$355,083	(27.3)%
Operating income (loss)	$21,212	$(61,177)	n/m	$38,125	$(38,392)	n/m
% of net revenues	9.3%	(26.2)%		5.8%	(5.8)%
Interest and other expense, net	$(2,275)	$(2,141)	6.3%	$(6,414)	$(6,756)	(5.1)%
Income (loss) before provision (benefit) for income taxes	$18,937	$(63,318)	n/m	$31,711	$(45,148)	n/m
Provision (benefit) for income taxes	$3,544	$(3,878)	n/m	$6,839	$1,696	n/m
% of pre-tax income	18.7%	6.1%		21.6%	(3.8)%
Net income (loss)	$15,393	$(59,440)	n/m	$24,872	$(46,844)	n/m
% of net revenues	6.8%	(25.5)%		3.8%	(7.0)%
Net income (loss) per share	$0.30	$(1.17)	n/m	$0.48	$(0.92)	n/m

Net revenues decreased 2.4% and 1.3% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, net revenues decreased 0.6% and increased 0.2% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Revenue increases in Plasma and Hemostasis Management were partially offset by declines in our Blood Center and Cell Processing franchises during the three and nine months ended December 31, 2016.

We recorded operating income for the three and nine months ended December 31, 2016, as compared to operating losses in the same periods of fiscal 2016, primarily as a result of goodwill and intangible asset impairment charges recognized during the third quarter of fiscal 2016, and savings realized from cost reduction initiatives in the current year periods. These savings were partially offset by the negative impact of product mix, primarily due to the relative sales growth of our lower margin plasma liquid solutions, an increase in inventory reserves and an overall decrease in research and development spend during the current year periods.

Management's Use of Non-GAAP Measures

Management uses Non-GAAP financial measures, in addition to financial measures in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency conversion rate. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented.

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
United States	$136,759	$131,664	3.9%	—%	3.9%
International	91,082	101,720	(10.5)%	(4.3)%	(6.2)%
Net revenues	$227,841	$233,384	(2.4)%	(1.8)%	(0.6)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
United States	$393,302	$379,390	3.7%	—%	3.7%
International	264,748	287,100	(7.8)%	(3.5)%	(4.3)%
Net revenues	$658,050	$666,490	(1.3)%	(1.5)%	0.2%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 40.0% and 40.2% of total net revenues for the three and nine months ended December 31, 2016, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our revenue was negatively impacted by changes in the value of these currencies relative to the U.S. Dollar.

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

Net Revenues by Franchise

	Three Months Ended
(In thousands)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
Plasma	$108,655	$100,578	8.0%	(1.2)%	9.2%
Blood Center	76,354	90,418	(15.6)%	(1.6)%	(14.0)%
Cell Processing	25,918	27,741	(6.6)%	(3.7)%	(2.9)%
Hemostasis Management	16,914	14,647	15.5%	(3.9)%	19.4%
Net revenues	$227,841	$233,384	(2.4)%	(1.8)%	(0.6)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
Plasma	$309,868	$282,141	9.8%	(1.3)%	11.1%
Blood Center	221,567	257,736	(14.0)%	(1.0)%	(13.0)%
Cell Processing	77,949	83,659	(6.8)%	(2.8)%	(4.0)%
Hemostasis Management	48,666	42,954	13.3%	(2.9)%	16.2%
Net revenues	$658,050	$666,490	(1.3)%	(1.5)%	0.2%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Plasma

Plasma revenue increased 8.0% and 9.8% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, plasma revenue increased 9.2% and 11.1% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. The revenue growth was primarily driven by an increase in sales of Plasma disposables during the three and nine months ended December 31, 2016. This growth was the result of continued strong performance in the U.S. and includes the impact of increased sales of plasma liquid solutions, which contributed approximately $5 million and $16 million to the growth during the three and nine months ended December 31, 2016, respectively.

Blood Center

Platelet
Platelet revenue declined by 23.1% and 15.6% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, platelet revenue decreased 20.9% and 14.4% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. The decrease during both the three and nine months ended December 31, 2016, excluding the impact of foreign exchange, was primarily the result of the continued market shift toward double dose collection techniques in Japan. During the three months ended December 31, 2016 delays in order timing in China and lower volumes and order timing in the Middle East and Russia also contributed to the decline. The decrease in the nine months ended December 31, 2016 was partially offset by overall growth in China.

Red Cell and Whole Blood
Red cell revenue decreased 19.3% and 21.8% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, red cell revenue decreased 18.6% and 21.2% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. The decrease during the three and nine months ended December 31, 2016 was driven by price reductions in our principle red cell market in the U.S. which was largely attributable to the contract we entered into with the American Red Cross during the second quarter of fiscal 2016 slightly offset by increased volumes with the American Red Cross, as well as the selection of competitive technologies by Blood Center GPOs, as discussed above. We continue to expect revenue and operating income to decline as a result of these factors.

Whole blood revenue decreased 3.2% and 11.5% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, whole blood revenue decreased 2.2% and 10.3% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. While whole blood revenue decreased as compared to the prior year periods, we began to see a moderation in the rate of decline of this market during the second quarter of fiscal 2017. We expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future.

Software, Equipment and Other
Blood Center software, equipment and other revenue decreased 19.5% and 9.2% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, software, equipment and other revenue decreased 18.7% and 9.4% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. These decreases were largely attributable to the expiration and non-renewal of a U.S. government software contract.

Cell Processing

Cell Salvage

Cell Salvage revenues consist primarily of the Cell Saver and OrthoPAT products. Revenues from OrthoPAT decreased 4.4% and 18.7% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, OrthoPAT disposables revenue remained flat for the three months ended December 31, 2016, primarily due to a supply chain interruption in the prior year period, and decreased 15.9% for the nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT. Cell Saver revenue during the three and nine months ended December 31, 2016 declined 12.6% and 6.3% as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, Cell Saver revenue decreased 8.7% and 3.2% for the three and nine months ended December 31, 2016, as compared with the same periods of fiscal 2016. This decrease was due to declines in Western Europe, partially offset by growth in China.

Software
Cell Processing software revenue includes BloodTrack®, SafeTrace Tx® and other hospital software. Revenue of Cell Processing software for the three and nine months ended December 31, 2016 increased 4.1% and 1.9% compared to the same periods of fiscal 2016. Without the effect of foreign exchange, Cell Processing software revenue increased by 7.4% and 4.1% for the three and nine months ended December 31, 2016 compared to the same periods of fiscal 2016, due to SafeTrace Tx® growth in the U.S. and BloodTrack® growth in the global markets.

Hemostasis Management

Revenue from our Hemostasis Management products increased 15.5% and 13.3% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, Hemostasis Management revenues increased 19.4% and 16.2% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. The revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China. We have now moved into full market release of the TEG 6s device in Australia, Europe and Japan, and are continuing our limited market release in the U.S. The release of TEG 6s has significantly contributed to the overall growth in Hemostasis Management in these countries. Full market release in the U.S. is expected in fiscal 2018, concurrent with additional regulatory clearances.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)
Gross profit	$101,079	$108,855	(7.1)%	$296,383	$316,691	(6.4)%
% of net revenues	44.4%	46.6%		45.0%	47.5%

Gross profit decreased 7.1% and 6.4% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, gross profit decreased 6.7% and 4.7% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. The gross profit margin decreased by 220 and 250 basis points for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. The decrease in the gross profit margin during the three months ended December 31, 2016 was primarily due to inventory reserves recorded during the period as well as the relative sales growth of our lower margin plasma liquid solutions and price reductions in our Blood Center business. These factors, in addition to the effect of the Whole Blood filter recall and an impairment charge related to capitalized software, contributed to the decrease in gross profit margin during the nine months ended December 31, 2016. These declines were partially offset by cost savings initiatives and a reduction in restructuring and turnaround costs. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)	December 31, 2016	December 26, 2015	% Increase/ (Decrease)
Research and development	$8,462	$10,942	(22.7)%	$28,235	$33,816	(16.5)%
% of net revenues	3.7%	4.7%		4.3%	5.1%
Selling, general and administrative	$70,956	$78,940	(10.1)%	$228,639	$240,946	(5.1)%
% of net revenues	31.1%	33.8%		34.7%	36.2%
Impairment of assets	$449	$85,048	(99.5)%	$1,384	$85,048	(98.4)%
% of net revenues	0.2%	36.4%		0.2%	12.8%
Contingent consideration income	$—	$(4,898)	n/m	$—	$(4,727)	n/m
% of net revenues	—%	(2.1)%		—%	(0.7)%
Total operating expenses	$79,867	$170,032	(53.0)%	$258,258	$355,083	(27.3)%
% of net revenues	35.1%	72.9%		39.2%	53.3%

Research and Development

Research and development expenses decreased 22.7% and 16.5% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, research and development expenses decreased 22.5% and 16.9% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. The decrease, on a constant currency basis, for the three and nine months ended December 31, 2016 was primarily driven by reduced spending on several projects in our Blood Center franchise to better align with our long-term product plans and global strategic review. In addition, changes in the timing of spending also contributed to the decline in the three and nine months ended December 31, 2016. While we expect a slight increase in spending in the last quarter of fiscal 2017, much of these costs will be incurred during fiscal 2018. This decrease was partially offset by increased restructuring and turnaround costs for the nine months ended December 31, 2016.

Selling, General and Administrative

Selling, general and administrative expenses decreased 10.1% and 5.1% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 4.0% and 3.9% for the three and nine months ended December 31, 2016, as compared to the same periods of fiscal 2016. The decrease for the three and nine months ended December 31, 2016 was primarily the result of cost reduction initiatives and a reduction in restructuring and turnaround costs.

Interest and Other Expense, Net

Interest expense from our term loan borrowings constitutes the majority of expense reported in both periods. The net increase of 6.3% during the three months ended December 31, 2016 as compared to the same period of fiscal 2016, was primarily due to an increase in the effective interest rate. Interest and other expense, net decreased 5.1% for the nine months ended December 31, 2016, as compared to the same period of fiscal 2016 due to reductions in the Term Loan balance as a result of principal payments and a reduction in our borrowings on the Revolving Credit Facility. The effective interest rate on total debt outstanding as of December 31, 2016 was 2.0%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is generally lower than the U.S. federal statutory rate as the income tax rates in the foreign jurisdictions in which we operate are generally lower than the U.S. statutory tax rate.

The effective tax rate for the three months ended December 31, 2016 and December 26, 2015 was 18.7% and 6.1%, respectively. The effective tax rate for the nine months ended December 31, 2016 was 21.6%, as compared to (3.8)% for the nine months ended December 26, 2015.

The increase in our income tax provision for both the three and nine months ended December 31, 2016, as compared to the prior year periods, was primarily due to the impact of impairment charges recorded during the three months ended December 26, 2015 and changes in the jurisdictional mix of earnings. During the three and nine months ended December 26, 2015, we recorded goodwill impairment charges of $66.3 million and intangible asset impairment charges of $18.7 million with a corresponding $7.1 million benefit to income taxes. During the nine months ended December 26, 2015, we recorded a tax expense of $1.7 million which included a tax provision recorded on year-to-date income as well as a discrete tax provision of $1.0 million to increase the deferred tax liability related to amortizable goodwill as a result of the statutory capital gains tax rate in Puerto Rico increasing from 15% to 20%.

During the nine months ended December 31, 2016, we recorded a $6.8 million tax provision, which includes a tax provision recorded on year-to-date income as well as a $1.4 million discrete tax provision associated with the establishment of a tax reserve, partially offset by a tax benefit of $0.5 million for the release of tax reserves due to the expiration of statute of limitations during the second and third quarters of fiscal 2017.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 31, 2016	April 2, 2016
Cash & cash equivalents	$129,639	$115,123
Working capital	$280,341	$302,535
Current ratio	2.3	2.6
Net debt(1)	$(206,629)	$(292,877)
Days sales outstanding (DSO)	60	58
Disposable finished goods inventory turnover	4.0	4.6

(1)Net debt position is the sum of cash and cash equivalents less total debt.

In fiscal 2017, we launched a restructuring program designed to reposition our organization and improve our cost structure. We initially expected to incur approximately $26 million of restructuring and turnaround related costs. Savings from this program were initially estimated to be approximately $40 million in fiscal 2017. During the three and nine months ended December 31, 2016, we incurred $4.1 million and $22.9 million, respectively, of restructuring and turnaround charges under this program. The Company continues to evaluate non-performing assets and business units as part of its turnaround, which has resulted in additional charges and benefits during fiscal 2017.

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

On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. In addition, the amended Credit Agreement provides for a $100.0 million revolving credit facility and establishes interest rates in the range of LIBOR plus 1.125% – 1.500%, depending on certain conditions. No additional amounts were borrowed as a result of this modification. The fair value of debt approximates its current value of $337.2 million as of December 31, 2016. During the three and nine months ended December 31, 2016, we paid $11.9 million and $30.8 million in principal repayments, respectively, for the Term Loan. We have scheduled principal payments of $11.9 million and $61.7 million required during the remainder of fiscal 2017 and in fiscal 2018, respectively. During the three and nine months ended December 31, 2016, we also reduced our borrowings on the Revolving Credit Facility by $40.0 million as part of our normal cash management process. In addition, on January 31, 2017, we reduced our borrowings on the Revolving Credit Facility by the remaining $10.0 million that was outstanding. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of December 31, 2016.

Cash Flows

	Nine Months Ended
(In thousands)	December 31, 2016	December 26, 2015	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$125,161	$68,612	$56,549
Investing activities	(58,744)	(76,474)	17,730
Financing activities	(49,964)	(46,971)	(2,993)
Effect of exchange rate changes on cash and cash equivalents(1)	(1,937)	(662)	(1,275)
Net increase (decrease) in cash and cash equivalents	$14,516	$(55,495)

(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $56.5 million during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015. Cash provided by operating activities increased due to an increase in accounts payable and accrued expenses, most notably accrued payroll. The increase in accrued payroll was driven largely by an increase in variable compensation and restructuring reserves. Also contributing to the cash inflow was a decrease in accounts receivable, primarily in Japan and Europe, as compared to the prior year period. This cash inflow was partially offset by an increase in inventories primarily within our Plasma franchise.

Net cash used in investing activities decreased by $17.7 million during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015. The decrease in cash used in investing activities was primarily the result of a reduction in capital expenditures during the nine months ended December 31, 2016 as compared to the same period in the prior fiscal year. Acquisition costs of $3.0 million incurred in the prior year period also contributed to the decrease.

Net cash used in financing activities increased by $3.0 million during the nine months ended December 31, 2016, as compared to the nine months ended December 26, 2015, primarily due to a reduction in borrowings on our Revolving Credit Facility of $40.0 million and principal repayments on our Term Loan of $30.8 million during the nine months ended December 31, 2016. These payments were partially offset by an increase in the exercise of stock options during the nine months ended December 31, 2016 and $61.0 million of cash used to repurchase shares during the prior year period.

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

Foreign Exchange

During the nine months ended December 31, 2016, approximately 40% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos, and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos, and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is permitted. The impact of adopting ASU No. 2016-13 on our financial position and results of operations is being assessed by management.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material effect on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASU No. 2016-16 on our financial position and results of operations is being assessed by management.

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

Foreign Exchange Risk

See the section entitled Foreign Exchange for a discussion of how foreign currency affects our business. It is our policy to mitigate, for a period of time, the unforeseen impact on our financial results of fluctuations in foreign exchange rates by using derivative financial instruments known as forward contracts to hedge anticipated cash flows from forecasted foreign currency denominated sales and expenses. We do not use the financial instruments for speculative purposes. We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $4.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $4.0 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our credit facility, all of which is variable rate debt. All other long-term debt is at fixed rates. Total outstanding debt under our credit facility as of December 31, 2016 was $337.2 million with an interest rate of 2.0% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $3.4 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges. The major risks from interest rate swaps include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. We continuously monitor the creditworthiness of our counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Because the material weakness in our internal control over financial reporting related to accounting for income taxes that existed as of April 2, 2016 has not yet been fully remediated, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2016. We have advised our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a "material weakness."

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
Changes in Internal Controls

Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

As of December 31, 2016, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.3 million. At this point in the proceedings, we believe the losses are unlikely and therefore no amounts have been accrued. In the future, we may receive other similar claims or adverse rulings from the courts which changes our judgment on these cases.

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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
2/6/2017	By:	/s/ Christopher Simon
Christopher Simon, President and Chief Executive Officer
(Principal Executive Officer)

2/6/2017	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)