Form 10-K
period 2017-04-01
HAEMONETICS CORP
filed 2017-05-24
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2017
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of October 1, 2016, the last business day of the registrant’s most recently completed second fiscal quarter was $1,866,084,197 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 19, 2017 was 52,464,290.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 27, 2017 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS
Company Overview
Haemonetics is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets, including blood and plasma component collection, the surgical suite, and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.
Haemonetics was founded in 1971 as a medical device company and is a pioneer and market leader in developing and manufacturing automated blood component collection devices and surgical blood salvage devices.
Blood and its components (plasma, platelets, and red cells) have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into biopharmaceuticals to treat a variety of illnesses, including immune diseases and coagulation disorders. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets have many uses in patient care, including supporting cancer patients undergoing chemotherapy. Blood is essential to a modern healthcare system.
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
Market and Products
Product Lines
In fiscal 2017, we organized our products into four categories for purposes of evaluating and developing their growth potential: Plasma, Hemostasis Management, Blood Center and Cell Processing. For that purpose, “Plasma” included plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Hemostasis Management” included devices and methodologies for measuring coagulation characteristics of blood, such as our TEG® Hemostasis Analyzer. “Blood Center” included blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. “Cell Processing” included surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software.

We believe that Plasma and Hemostasis Management have the greatest growth potential, while Cell Processing innovation offers an opportunity to increase market share and expand into new segments. Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts. We are progressing toward a streamlined operating model with a management and cost structure that can bring about sustainable productivity improvement across the organization. Overall implementation of our new model began in fiscal 2017 and will continue into fiscal 2018 and 2019.

•	Plasma
The Plasma Collection Market for Fractionation — Human plasma is collected and processed by biopharmaceutical companies into therapeutic and diagnostic products that aid in the treatment of immune diseases and coagulation disorders. While plasma is also used to aid patients with extreme blood loss, such as trauma victims, biopharmaceutical companies solely focus on the pharmaceutical uses of plasma.
Many biopharmaceutical companies are vertically integrated and are now collecting and fractionating the plasma required to manufacture pharmaceuticals. The vertical integration of these customers paved the way for highly efficient plasma supply chain management and leveraging information technology to manage operations from the point of plasma donation to fractionation to the production of the final product.
Haemonetics' Plasma Products — Built around our automated plasma collection devices and related disposables, our portfolio of products and services is designed to support multiple facets of plasma collector operations. We have a long-standing commitment to understanding our customers' collection and manufacturing processes. As a result, we aim to design equipment that is durable, dependable, and easy to use, and provide comprehensive training and support to our plasma collection customers.

Today, the vast majority of plasma collections worldwide are performed using automated collection technology because it is safer and more cost-effective. With our PCS® (Plasma Collection System) brand automated plasma collection technology, more plasma can be collected during any one donation event because the other blood components are returned to the donor through the sterile disposable sets used for the plasma donation procedure.
We offer multiple products necessary for plasma collection and storage, including PCS® brand plasma collection equipment and disposables, plasma collection containers and intravenous solutions. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations, and supply chain. Our software products automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, determine the ability to release units collected, and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, react quickly to business changes, and implement opportunities to reduce costs.
In April, 2017, we submitted a new plasmapheresis device, the PCS® 300, for 510(k) regulatory clearance with the United States Food and Drug Administration ("FDA") and continue to work on future enhancements to this important product, some of which may require additional clearances.
Our Plasma business unit represented 46.4%, 42.0%, and 38.8% of our total revenue in fiscal 2017, 2016 and 2015, respectively.

•	Hospital
Hemostasis Management
The Hemostasis Management Market — Hemostasis refers to a patient's ability to form and maintain blood clots. Hemostasis Management plays a role in various medical procedures including liver transplant, cardiovascular procedures, trauma and percutaneous coronary intervention (PCI). By understanding a patient’s clotting ability, clinicians can better plan for the patient’s care, deciding in advance whether to start or discontinue use of certain drugs or determine the likelihood of the patient's need for a transfusion and which blood components will be most effective in minimizing blood loss and reducing clotting risk. Such planning supports better care, which can lead to lower hospital costs through a reduction in unnecessary donor blood transfusions, reduced adverse transfusion reactions, and shorter intensive care unit and hospital stays.
Haemonetics’ Hemostasis Management Products — We have two device platforms which we market to hospitals and laboratories as an alternative to less comprehensive blood tests: the TEG® 5000 analyzer, which we acquired in the 2007 acquisition of Haemoscope Corporation, and the TEG® 6s device, which we license from Cora Healthcare, Inc., a company established by Haemoscope's founders. Under the license from Cora Healthcare, we have exclusive rights to manufacture and commercialize TEG® 6s in hospitals and hospital laboratory fields.
Both of our TEG® systems are blood diagnostic instruments that measure a patient's hemostasis. This information enables caregivers to decide the best blood-related clinical treatment for the patient in order to minimize blood loss and reduce clotting risk. The TEG® 5000 analyzer is approved for a broad set of indications in all of our markets. The TEG® 6s and TEG® Manager are approved for the same set of indications as the TEG® 5000 in Europe, Australia and Japan. In the U.S., TEG® 6s is approved for limited indications, including cardiovascular surgery and cardiology. We are pursuing a broader set of indications for the TEG® 6s in the U.S., including trauma.
Our Hemostasis Management business unit represented 7.5%, 6.5%, and 5.6% of our total revenue in fiscal 2017, 2016 and 2015, respectively.
Cell Processing
The Cell Processing Market — Loss of blood is common in many surgical procedures, including open heart, trauma, transplant, vascular, and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Patients commonly receive donor blood which carries various risks, including transfusion with the wrong blood type, transfusion of a blood-borne disease or infectious agent, transfusion reactions including death, but more commonly chills, fevers or other side effects that can prolong a patient’s recovery.
An alternative to allogeneic blood is surgical cell salvage, also known as autotransfusion, which reduces or eliminates a patient’s need for blood donated from others and ensures that the patient receives the freshest and safest blood possible — his or her own. Surgical cell salvage involves the collection of a patient’s own blood during or after surgery for reinfusion of red cells to that patient. Blood is suctioned from the surgical site or collected from a wound or chest drain, processed and washed through a centrifuge-based system that yields concentrated red cells available for transfusion back to the patient. This process occurs in a sterile, closed-circuit, single-use consumable set that is fitted into an electromechanical device. We market our surgical blood salvage products to surgical specialists, primarily cardiovascular, orthopedic, and trauma surgeons, and to surgical suite service providers.
In recent years, more efficient blood use and less invasive cardiovascular surgeries have reduced demand for autotransfusion in these procedures and contributed to intense competition in mature markets, while increased access to healthcare in emerging economies has provided new markets and sources of growth.
Orthopedic procedures have seen similar to the changes with improved blood management practices, including the use of tranexamic acid to treat and prevent post-operative bleeding, have significantly reduced the number of transfusions and autotransfusion.
Haemonetics’ Cell Processing Products — Haemonetics offers a range of solutions that improve a hospital's systems for acquiring blood, storing it in the hospital, and dispensing it efficiently and correctly. Over the last few years, hospitals have become increasingly focused on of their need to control costs and improve patient safety by managing blood more effectively. Our products and integrated solution platforms help hospitals optimize performance of blood acquisition, storage, and distribution.
The Cell Saver® system is a surgical blood salvage system targeted to procedures that involve mid to high-volume blood loss, such as cardiovascular or orthopedic surgeries. It has become the standard of care for these surgeries. The Cell Saver® Elite® system is our most advanced autotransfusion option to minimize allogeneic blood use for surgeries with medium to high blood loss.
The OrthoPAT® surgical blood salvage system is targeted to orthopedic procedures, such as hip and knee replacements, which involve slower, lower volume blood loss that often occurs well after surgery. The system is designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion.
Our Cell Processing software products help hospitals track and safely deliver stored blood products. SafeTrace Tx® is our software solution that helps manage blood product inventory, perform patient cross-matching, and manage transfusions. In addition, our BloodTrack® suite of solutions manages tracking and control of blood products from the hospital blood center through transfusion to the patient.
Our Cell Processing business unit represented 11.9%, 12.4%, and 13.2% of our total revenue in fiscal 2017, 2016 and 2015, respectively.

•	Blood Center
The Blood Center Market — There are millions of blood donations throughout the world every year that produce blood products for transfusion to surgical, trauma, or chronically ill patients. Patients typically receive only the blood components necessary to treat a particular clinical condition. Platelet therapy is frequently used to alleviate the effects of chemotherapy and help patients with bleeding disorders and to stop bleeding. Red cells are often transfused to patients to replace blood lost during surgery. Red cells are also transfused to patients with blood disorders, such as sickle cell anemia or aplastic anemia. Plasma, in addition to its role in creating life-saving pharmaceuticals, is frequently transfused to replace blood volume in trauma victims and surgical patients.
The demand for blood components varies across the world. While overall we expect total demand to remain stable, demand in individual markets can vary greatly. Highly populated emerging market countries are seeing demand growth as they expand healthcare coverage. As greater numbers of people gain access to more advanced medical treatment, demand for blood components, plasma-derived drugs, and surgical procedures increases. In more mature markets, the development of less invasive procedures with lower associated blood loss and better blood management have offset the demand increases from aging populations.
Most donations worldwide are manual whole blood donations. In this process, whole blood is collected from the donor and then transported to a laboratory where it is separated into its components: red cells, platelets and/or plasma.
In addition to manual collections, there is a significant market for automated component blood collections. In this procedure, the blood separation process is automated and occurs in real-time while a person is donating blood. In this separation method, only the specific blood component targeted is collected, and the remaining components are returned to the blood donor. Automated blood component collection allows significantly more of the targeted blood component to be collected during a donation event.
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
Haemonetics also offers a portfolio of products for manual whole blood collection and processing. Haemonetics' portfolio of disposable whole blood collection and component storage sets offer flexibility in collecting a unit of whole blood and the subsequent production and storage of the red blood cell, platelet or plasma products, including options for in-line or dockable filters for leukoreduction of any blood component.
With the ACP® (Automated Cell Processor) brand, Haemonetics offers a solution to automate the washing and freezing of red cell components. The automated red cell washing procedure removes plasma proteins within the red cell units to provide a safer product for transfusion to frequently transfused patients, neonates, or patients with a history of transfusion reactions. The automated glycerolization and deglycerolization steps are required to prepare red cells for frozen storage. Freezing the red cell units can expand the shelf life of these products up to 10 years. Customers utilize this technology to implement strategic red cell inventories for large scale catastrophes, storage of rare blood types, or enhanced inventory management.
Blood Center software solutions help blood center collectors improve efficiencies of blood collection and supply and help ensure donor safety. This includes solutions for blood drive planning, donor recruitment and retention, blood collection, component manufacturing and distribution. Our products SafeTrace® and El Dorado Donor® donation and blood unit management systems span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product. Our Hemasphere® software solution provides support for more efficient blood drive planning, and Donor Doc® and e-Donor® software help to improve recruitment and retention.
Our Blood Center business unit represented 34.3%, 39.1%, and 42.4% of our total revenue in fiscal 2017, 2016 and 2015, respectively.
Although we address our customers' needs through multiple product lines, we manage our business as five operating segments based primarily on geography: (a) North America Plasma, (b) Americas Blood Center and Hospital, (c) Europe, Middle East and Africa (collectively "EMEA"), (d) Asia Pacific and (e) Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due the size and scale of the Plasma business unit.
For financial reporting purposes, we aggregate our five operating segments into four reportable segments which include:

•	Japan

•	EMEA

•	North America Plasma

•	All Other

We have aggregated the Americas Blood Center and Hospital and Asia - Pacific operating segments into the All Other reportable segment based upon their similar operational and economic characteristics, including similarity of operating margin.
Segment Assets
Our assets by segment are set forth below:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Japan	$91,346	$129,551	$146,765
EMEA	259,863	249,504	305,540
North America Plasma	313,934	453,212	467,249
All Other	573,566	486,861	565,863
Total assets	$1,238,709	$1,319,128	$1,485,417
The financial information required for segments is included herein in Note 14, Segment Information, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
Marketing/Sales/Distribution
We market and sell our products to biopharmaceutical companies, blood collection groups and independent blood centers, hospitals and hospital service providers, group purchasing organizations and national health organizations through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Sales representatives target the primary decision-makers within each of those organizations.
United States
In fiscal 2017, 2016 and 2015, 59.0%, 57.2%, and 54.4%, respectively, of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products. See Note 14, Segment Information, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.
Outside the United States
In fiscal 2017, 2016 and 2015, 41.0%, 42.8%, and 45.6%, respectively, of consolidated net revenues were generated through sales to non-U.S. customers. Outside the United States, we use a combination of direct sales force and distributors. See Note 14, Segment Information, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.
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
The development of blood component separation products, hemostasis analyzers, and software has required us to maintain technical expertise in various engineering disciplines, including mechanical, electrical, software, and biomedical engineering and material science. Innovations resulting from these various engineering efforts enable us to develop systems that are faster, smaller, and more user-friendly, or that incorporate additional features important to our customer base.
In fiscal 2017, research and development resources were primarily allocated to supporting next generation plasma collection and software systems. We will continue to invest resources in clinical programs for our Hemostasis Management business unit, most notably a global registry study for our TEG® platform.
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
Contractors manufacture some component sets, equipment, and liquid solutions according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished disposables in Singapore, Japan, and Thailand. We have also engaged Sanmina Corporation to be the sole manufacturer of certain equipment. Certain parts and components are purchased from sole source vendors. We believe that, if necessary, alternative sources of supply are available in most cases, and could be secured within a relatively short period of time. Nevertheless, an interruption in supply could temporarily interfere with production schedules and affect our operations.
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
In the automated plasma collection market, we principally compete with the Fresenius' Fenwal product line, on the basis of quality, reliability, ease of use, services and technical features of the collection systems, and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, including

European and South American countries. In the field of plasma related software, MAK Systems is the primary commercial competitor along with applications developed internally by our customers.

•	Hospital
Hemostasis Management
The TEG® Thrombelastograph Hemostasis Analyzer is used primarily in surgical applications. Our principal competitor in Europe and the United States is ROTEM analyzers. ROTEM was recently acquired by a subsidiary of Werfen, Instrumentation Laboratories, which is a United States based laboratory instrument manufacturer. Instrumentation Laboratories has also recently acquired Accriva Diagnostics, the owner of Hemochron and Verifynow hemostasis management products. Other competitive technologies include standard coagulation tests and platelet function testing. There are also additional technologies being explored to assess viscoelastic and other characteristics that can provide insights into the coagulation status of a patient. The TEG® analyzer competes with other laboratory tests based on its ability to provide a more complete picture of a patient's hemostasis at a single point in time and the ability to measure the clinically relevant platelet function for an individual patient.
Cell Processing
In the intraoperative surgical blood salvage market, competition is based on reliability, ease of use, service, support, and price. For high-volume platforms, each manufacturer's technology is similar, and our Cell Saver technology competes principally with products offered by LivaNova Plc, Medtronic, and Fresenius.
In the perioperative surgical blood salvage market, our OrthoPAT system competes primarily against (i) non-automated processing systems whose end product is an unwashed red blood cell unit for transfusion to the patient, (ii) transfusions of donated blood and (iii) coagulation therapies, principally tranexamic acid.
The competition for processing cells for frozen storage is based on the level of automation, labor-intensiveness and system type (open versus closed). Open systems may be weaker in good manufacturing process compliance. Moreover, blood processed after freezing through open systems has a 24-hour shelf life.
BloodTrack's primary competition are manual cross-matching and delivery systems. However, both Mediware in the United States and MSoft, based in England, have competitive software offerings.

•	Blood Center
We have several competitors in the Blood Center product lines, some of which compete across all blood components and others that are more specialized.
Terumo and Fresenius are our major competitors in platelet collection. In platelet collections, there are two areas of competition - automated collection and pooled random donor. In the automated collection area, competition is based on continual performance improvement, as measured by the time and efficiency of platelet collection and the quality of the platelets collected. Each of these companies has taken a different technological approach from ours in designing their systems for automated platelet collection. A key point of competition is speed, particularly in collecting two units of platelets from a single donor. While not all donors are eligible to donate two units, we have seen our competitors gain an advantage in markets with a significant number of eligible donors. Terumo, in particular, has an advantage in the collection of two units of platelets from a single donor. In addition to automated platelet collection offerings, we now also compete in the pooled random donor platelet segment from whole blood collections from which pooled platelets are derived with the Acrodose product or buffy coat pooling sets.
Terumo and Fresenius are also competitors in the automated red cell collection market. However, it is important to note that most double red cell collection is done in the U.S. and less than 10% of the red cells collected in the U.S. annually are collected via automation. Therefore, we also compete with the traditional method of collecting red cells from the manual collection of whole blood. We compete on the basis of total cost, type-specific collection, process control, product quality, and inventory management.
We face intense competition in our whole blood business on the basis of quality and price. In North America, Europe and Asia-Pacific our main competitors are Fresenius, MacoPharma and Terumo. We do not have significant whole blood revenues in Japan today. With the ACP® (Automated Cell Processor) brand, Haemonetics offers a closed system cell processor which gives blood processed through it a 14-day shelf life after being removed from frozen storage. We compete with Terumo's open systems in this market.
In Blood Center software, MAK Technologies is a competitor along with systems developed internally by our customers.

Our technical staff is highly skilled, but certain competitors have substantially greater financial resources and larger technical staffing at their disposal. There can be no assurance that competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.
Significant Customers
In fiscal 2017, 2016 and 2015, our ten largest customers accounted for approximately 42%, 36% and 48% of our net revenues, respectively. In fiscal 2017 and 2016, one plasma collection customer accounted for approximately 14% and 11% of our net revenues, respectively. There were no significant customers that accounted for greater than 10% of our net revenues in fiscal 2015.
Government Regulation
Medical Device Regulation
The products we manufacture and market are subject to regulation by the Center of Biologics Evaluation and Research (“CBER”), Center for Devices and Radiological Health (“CDRH”) and the Center for Drug Evaluation and Research ("CDER") of the FDA, and other non-United States regulatory bodies.
All medical devices introduced to the United States market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved premarket approval application (“PMA”). In the United States, software used to automate blood center operations and blood collections and to track those components through the system are considered by the FDA to be medical devices, subject to 510(k) pre-market notification. Intravenous solutions (blood anticoagulants, solutions for storage of red blood cells, and saline) marketed by us for use with our manual collection and automated systems requires us to obtain an approved New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) from CBER or CDER. A 510(k) pre-market clearance indicates the FDA’s agreement with an applicant’s determination that the product for which clearance is sought is substantially equivalent to another legally marketed medical device. The process of obtaining a 510(k) clearance may involve the submission of clinical data and supporting information. The process of obtaining an NDA approval for solutions is likely to take much longer than 510(k) clearances because the FDA review process is more complicated.
The FDA’s Quality System regulations set forth standards for our product design and manufacturing processes, requires the maintenance of certain records and provides for inspections of our facilities. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacturing and marketing of our products. We maintain customer complaint files, record all lot numbers of disposable products, and conduct periodic audits to assure compliance with applicable regulations. We place special emphasis on customer training and advise all customers that device operation should be undertaken only by qualified personnel.
The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations.
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
Other Regulation
We are also subject to various environmental, health and general safety laws, directives and regulations both in the U.S. and outside the U.S. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that sound environmental, health and safety performance contributes to our competitive strength while benefiting our customers, shareholders and employees.
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
Employees
As of April 1, 2017, we employed the full-time equivalent of 3,107 persons.
Availability of Reports and Other Information
All of our corporate governance materials, including the Principles of Corporate Governance, Code of Conduct and the charters of the Audit, Compensation, and Governance and Compliance Committees are published on the Investor Relations section of our website at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including demand for whole blood and blood components, changes in executive management, changes in operations, restructuring and turnaround plans, asset revaluations to reflect current business conditions, asset sales, technological advances in the medical field and standards for transfusion medicine and our ability to successfully offer products that incorporate such advances and standards, product quality, market acceptance, regulatory uncertainties, including in the receipt or timing of regulatory approvals, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and other risks detailed under Item 1A. Risk Factors of this Annual Report on Form 10-K. The foregoing list should not be construed as exhaustive.

ITEM 1A. RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements at the end of Item 1 of this Annual Report on Form 10-K.
We recently completed a global strategic review of our business. If our new strategic direction does not yield the expected results or we fail to implement the necessary changes to our operations, we could see material adverse effects on our business, financial condition or results of operations.
In fiscal 2017, we organized our products into four categories for purposes of evaluating and developing their growth potential: Plasma, Hemostasis Management, Blood Center and Cell Processing. We believe that Plasma and Hemostasis Management have the greatest growth potential, while Cell Processing innovation offers an opportunity to increase market share and expand into new segments. We believe Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.
If we have not correctly identified the product categories with greatest growth potential, we will not allocate our resources appropriately which could have a material adverse effect on our business, financial condition or results of operations. Further, if we are unable to reduce costs and complexity in our Blood Center business unit, we will obtain lower than expected cash flows to fund our future growth and capital needs. This could have a material adverse effect on our liquidity and results of operations.
If we are unable to successfully expand our product lines through internal research and development and acquisitions, our business may be materially and adversely affected.
The risks of missteps and set backs are an inherent part of the innovation and development processes in the medical device industry.
Continued growth of our business depends on our maintaining a pipeline of profitable new products and successful improvements to our existing products. This requires accurate market analysis and carefully targeted application of intellectual and financial resources toward the development or acquisition of new products. The creation and adoption of technological advances is only one step. We must also efficiently develop the technology into a product which confers a competitive advantage, represents a cost effective solution or provides improved patient care. Finally, as a part of the regulatory process of obtaining marketing clearance for new products, we conduct and participate in numerous clinical trials, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
Loss of a significant customer could adversely affect our business.
In fiscal 2017, one plasma collection customer accounted for approximately 14% of our net revenues and our ten largest customers accounted for approximately 42% of our net revenues. If any of our largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, we could experience an adverse effect on our results of operations or financial condition.
Our four largest Plasma customers have contracts in place which will expire before the end of fiscal 2019. As a result, we will need to amend current contracts or enter into new contracts for the PCS® 300. A failure to enter into new contracts with these customers on acceptable terms, could have a material adverse effect on our business, financial condition and results of operations.
Our inability to obtain, or any delay in obtaining, any necessary U.S. or foreign regulatory clearances or approvals for our newly developed products or product enhancements could harm our business and prospects.
Our products are subject to a high level of regulatory oversight. Our inability to obtain, or any delay in obtaining, any necessary U.S. or foreign regulatory clearances or approvals for newly developed products or product enhancements could harm our business and prospects. The process of obtaining clearances and approvals can be costly and time consuming. In addition, there is a risk that any approvals or clearances, once obtained, may be withdrawn or modified.
Most medical devices cannot be marketed in the U.S. without 510(k) clearance or premarket approval by the FDA. We have recently submitted a new plasmapheresis device, the PCS® 300, for 510(k) regulatory clearance with the FDA and continue to work on future enhancements to this important product, some of which may require additional regulatory clearances.

Delays in receipt of, or failure to obtain, necessary clearances or approvals for our new products could delay or preclude realization of product revenues from new products or result in substantial additional costs which could decrease our profitability.
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

The demand for whole blood disposable products in the U.S. continued to decrease in fiscal 2017 and 2016 due to a sustained decline in transfusion rates and actions taken by hospitals to improve blood management techniques and protocols. In response to this trend, U.S. blood center collection groups prefer single source vendors for their whole blood collection products and are primarily focused on obtaining the lowest average selling prices. While we began to see a moderation in the rate of market decline during fiscal 2017, we expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future. Continued declines in this market could have a material adverse effect on our liquidity and results of operations.
Consolidation of the healthcare providers and blood collectors has increased demand for price concessions and caused the exclusion of suppliers from significant market segments, which could have an adverse effect on our business, financial condition and results of operations.
Political, economic and policy influences are causing the healthcare and blood collection industries to make substantial structural and financial changes that affect our results of operations. Government and private sector initiatives limiting the growth of healthcare costs and causing structural reforms in healthcare delivery, including the reduction in blood use and reduced payments for care. These trends have placed greater pricing pressure on suppliers, decreased average selling prices and increased the number of sole source relationships. This pressure impacts our Hemostasis Management, Cell Processing and Blood Center businesses.
The expansion of group purchasing organizations in the United States, integrated delivery networks and large single accounts puts direct price pressure on our Hospital business. It also puts price pressure on our U.S. Blood Center customers who are also facing reduced demand for red cells. Our Blood Center customers have responded to this pressure by creating their own group purchasing organizations and resorting to single source tenders to create incentives for suppliers, including us, to significantly reduce prices.
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
In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the United States. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. Because most U.S. hospitals prefer to transfuse leukoreduced blood, our Blood Center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. As a result of the recall, we recorded total charges of $7.1 million during fiscal 2017 and have an insurance receivable of $2.9 million as of April 1, 2017. While we believe we have adequate insurance coverage, we may have additional losses in future periods which may or may not be covered by insurance. These losses could have a material impact on our results of operations.

An interruption in our ability to manufacture our products, obtain key components or raw materials, or the failure of a sole source supplier may adversely affect our business.
Certain key products are manufactured at single locations with limited alternate facilities. If an event occurs that results in damage to one or more of these facilities, we may be unable to supply the relevant products at previous levels or at all.
In addition, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers, notably JMS Co. Ltd., Kawasumi Laboratories and Sanmina Corporation, which is the sole manufacturer of all our apheresis equipment.
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
Ongoing delays in expanding our liquid solutions production capacity could reduce our revenue, increase our costs, or prevent us from meeting contracted obligations, which could result in financial penalties and have an adverse effect on our results of operations.
We primarily produce two solutions for use in our apheresis procedures: anti-coagulant and saline. Anti-coagulant is required for each apheresis procedure, including the collection of platelets and plasma. Saline is used by our Plasma customers to provide fluid replacement after a donation.
We have been working to expand the capacity of our Union, South Carolina facility to produce both anti-coagulant and saline. We have experienced delays in the completion of the project that have required us and a customer to rely on alternative sources of supply. If we are unable to successfully complete the capacity expansion or obtain additional supplies at an appropriate price, our results of operations could continue to be adversely affected.
Plastics are the principal component of our disposables, which are the main source of our revenues. Any change in the price, composition or availability of the plastics we purchase could adversely affect our business.
We face risks related to price, composition and availability of the plastic raw materials used in our business.
Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. Increases in the costs of other commodities also may affect our procurement costs to a lesser degree.
The composition of the plastic we purchase is also important. Today, we purchase plastics which contain phthalates, which are used to make plastic malleable. Should plastics with phthalates become unavailable due to regulatory changes, we may be required to obtain regulatory approvals from FDA and foreign authorities for a number of products.
While we have not experienced shortages in the past, any interruption in the supply for certain plastics could have a material impact on our business by limiting our ability to manufacture and sell the products which represent a significant portion of our revenues.
As approximately half of our revenue comes from outside the United States, we are subject to negative impacts on our results of operations from currency fluctuation, geopolitical events, economic volatility, violations of anti-corruption laws, export and import restrictions, decisions by local regulatory authorities and the laws and medical practices in foreign jurisdictions.
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
Our international operations are governed by the U.S. Foreign Corrupt Practices Act (FCPA) and other similar anti-corruption laws in other countries. Generally, these laws prohibit companies and their business partners or other intermediaries from making improper payments to foreign governments and government officials in order to obtain or retain business. Global enforcement of such anti-corruption laws has increased in recent years, including aggressive investigations and enforcement proceedings. While we have an active compliance program and various other safeguards to discourage impermissible practices, we have distributors in approximately 90 countries, several of which are considered high risk for corruption. As a result, our global operations carry some risk of unauthorized impermissible activity on the part of one of our distributors, employees, agents or consultants.  Any alleged or actual violation could subject us to government scrutiny, severe criminal or civil fines, or sanctions on our ability to export product outside the U.S., which could adversely affect our reputation and financial condition.

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
Our success depends on our ability to attract and retain key personnel needed to successfully operate the business.
We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess our key personnel that we believe are essential to our long-term success. Over the last year, we have hired a new Chief Executive Officer, Chief Financial Officer and new personnel in a number of key executive positions. We have also effected significant organizational and strategic changes in connection with the addition of these new executives. If we fail to effectively manage our ongoing organizational and strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
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
We have $315.4 million of debt outstanding at April 1, 2017 due before July 1, 2019. The obligations to pay interest and repay the borrowed amounts may restrict our ability to adjust to adverse economic conditions and our ability to fund working capital, capital expenditures, acquisitions or other general corporate requirements. The interest rate on the loan is variable and subject to change based on market forces. Fluctuations in interest rates could adversely affect our profitability and cash flows.
In addition, as a global corporation, we have significant cash reserves held in foreign countries. These balances may not be immediately available to repay our debt.
Our credit facilities contain financial covenants that require us to maintain specified financial ratios and make interest and principal payments. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders. No assurance can be made that our lenders would grant such waivers on favorable terms, or at all, and we could be required to repay any borrowed amounts on short notice.
Our operations and plans for future growth may require additional capital that may not be available to us, or only available to us on unfavorable terms.
Our future capital requirements will depend on many factors, including operating requirements, product placements, current and future acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions generally or uncertainties that affect the capital markets. Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. As of April 1, 2017, we had $315.4 million of debt obligations due before July 1, 2019. Refer to Liquidity and Capital Resources within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for further discussion of our debt obligations.
We recorded goodwill and other asset impairment charges that reduced our income during the current fiscal year and may record additional charges in future periods.
We evaluate goodwill for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. During the fourth quarter of fiscal 2017, we performed our annual goodwill impairment test and concluded that we had an impairment of $57.0 million in our North America Blood Center reporting unit, which represented the entire goodwill balance associated with this reporting unit. There were no other reporting units at risk of impairment as of the fiscal 2017 annual test date. The impairment charge recorded does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.
During fiscal 2017, we performed a review of certain non-core and underperforming assets that were at risk of being impaired due to the recent changes in our strategic direction. This review resulted in the decision to discontinue the use of and investment in certain long-lived assets, including property, plant and equipment and intangible assets. Accordingly, during fiscal 2017, we recorded asset impairment charges of $18.1 million associated with this review. The impairment charges recorded do not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.

Future goodwill impairment charges or other asset impairment charges, if any, could materially adversely impact our results of operations in the period in which they are recorded. We will continue to monitor our intangible assets for potential impairments in future periods. Refer to Critical Accounting Policies within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for a discussion of key assumptions used in our testing.
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
The European Union regulatory bodies are expected to finalize a new Medical Device Regulation (MDR) in calendar year 2017, replacing the existing directives and providing three years for transition and compliance. The MDR is expected to change several aspects of the existing regulatory framework, such as clinical data requirements, and introduce new ones, such as Unique Device Identification.  We, and the notified bodies who will oversee compliance to the new MDR, face uncertainties as the MDR is rolled out and enforced, creating risks in several areas including the CE Marking process and data transparency in the upcoming years.
We operate in an industry susceptible to significant product liability claims. Product liability claims could damage our reputation and impair our ability to market our products or obtain professional or product liability insurance, or increase the cost of such insurance.
Our products are relied upon by medical personnel in connection with the treatment of patients and the collection of blood or blood components from donors. In the event that patients or donors sustain injury or death in connection with their condition or treatment, we, along with others, may be sued, and whether or not we are ultimately determined to be liable, we may incur significant legal expenses. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time.
In addition, such litigation could damage our reputation and, therefore, impair our ability to market our products or obtain professional or product liability insurance, or increase the cost of such insurance. While we believe that our current product liability insurance coverage is sufficient, there is no assurance that such coverage will be adequate to cover incurred liabilities or that we will be able to obtain acceptable product and professional liability coverage in the future.
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
International revenues and expenses account for a substantial portion of our operations. In fiscal 2017, our international revenues accounted for 41.0% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.
We are entrusted with sensitive personal information in the course of operating our business and serving our customers. If we suffer a breach of security, our reputation could be harmed and we could incur costs or liabilities.
Government agencies require that we implement measures to ensure the integrity and security of such personal data and, in the event of a breach of protocol, that we inform affected individuals. If our systems are not properly designed or implemented, or suffer a breach of security or an intrusion (e.g., “hacking”) by unauthorized persons, our reputation could be harmed, and we could incur costs and liabilities to affected persons and enforcement agencies.
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
There is a risk that our intellectual property may be subject to misappropriation in some countries.
Certain countries, particularly China, do not enforce compliance with laws that protect intellectual property rights with the same degree of vigor as is available under the United States and European systems of justice. Further, certain of our intellectual property rights are not registered in China, or if they were, have since expired. This may permit others to produce copies of products in China that are not covered by currently valid patent registrations. There is also a risk that such products may be exported from China to other countries.
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
Our products may be determined to infringe another party's patent, which could lead to financial losses or adversely affect our ability to market our products.
There is a risk that one or more of our products may be determined to infringe a patent held by another party. If this were to occur, we may be subject to an injunction or to payment of royalties, or both, which may adversely affect our ability to market the affected product(s) or otherwise have an adverse effect on our results of operations. In addition, competitors may patent technological advances which may give them a competitive advantage or create barriers to entry.
We sell our products in certain emerging economies which exposes us to less mature regulatory systems, more volatile markets for our products, and greater credit risks. A loss of funding for our products or changes to the regulatory regime could lead to lost revenue or account receivables.

There are risks with doing business in emerging economies, such as Brazil, Russia, India and China. These economies tend to have less mature product regulatory systems and more volatile financial markets. In addition, the government controlled health care system's ability to invest in our products and systems may abruptly shift due to changing government priorities or funding capacity. Our ability to sell products in these economies is dependent upon our ability to hire qualified employees or agents to represent our products locally, and our ability to obtain and maintain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk if we extend credit to customers in these economies.
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
We have a complex global supply chain which includes key sole source suppliers. Disruptions to this system could delay our ability to deliver finished products.
We have a complex global supply chain which involves integrating key suppliers and our manufacturing capacity into a global movement of components and finished goods.
We have certain key suppliers, including JMS Co. Ltd., Kawasumi Laboratories and Sanmina Corporation, who have their own complex supply chains throughout Asia.
Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of components conforming to our specifications could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the United States, Puerto Rico and Mexico. We source all of our apheresis equipment from Asia and regularly ship finished goods from the United States, Puerto Rico and Mexico to the rest of the world.

Due to the high standards and FDA requirements applicable to manufacturing our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain raw materials, components or finished goods. We might be forced to purchase substantial inventory, if available, to last until we are able to qualify an alternate supplier.

If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval or clearance for a replacement component, produce the component ourselves or redesign the related product, which would cause significant delay and could increase our manufacturing costs.

In the event that we are unable to obtain sufficient quantities of raw materials, components or finished goods on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.
As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax payable in each of the jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes, and recently enacted and future tax law changes in jurisdictions in which we operate. Changes in our operations, including headcount in Switzerland, Puerto Rico or Malaysia, could adversely affect our tax rate due to favorable tax rulings in these jurisdiction. We are also subject to tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations, and cash flows.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity.
We are subject to income taxes, non-income based taxes and tax audits, in both the U.S. and various foreign jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions, as well as interpretations as to the legality under various rules in certain jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves, and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition.
In addition, further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
Our products are made with materials which are subject to regulation by governmental agencies. An agency's prohibition of certain compounds could disrupt our manufacturing operations and delivery of finished products to our customers.
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
We have disclosed material weaknesses in our internal controls over financial reporting relating to our accounting for inventory, which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.
In connection with our assessment of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal controls over financial reporting relating to our accounting for inventory. For a discussion of our internal controls over financial reporting and a description of the identified material weakness, see Controls and Procedures contained in Item 9A of this Annual Report on Form 10-K.
A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During fiscal 2017, management's assessment identified control deficiencies in internal control over financial reporting related to the valuation of our inventory and cost of goods sold. Specifically, we identified a deficiency in the internal controls executed to appropriately account for manufacturing variances in inventory on our consolidated balance sheet and cost of goods sold on our consolidated statements of operations. Management determined that its accounting process for amortizing manufacturing variances to cost of goods sold lacked adequate levels of monitoring and review controls to appropriately identify and correct errors in the calculation in a timely manner. While reported inventory and related accounts are accurate as of April 1, 2017, the material weakness resulted in errors in these accounts in prior periods. As a result of this deficiency, until it is substantially remediated, it is possible that internal controls over financial reporting may not prevent or detect errors in the accounting for inventory as reflected in our financial statements.
While actions have been taken to improve our internal controls in response to the identified material weakness related to certain aspects of accounting for inventory, additional work continues to address and remediate the identified material weaknesses. Until these actions are fully implemented and tested, the material weakness in our internal controls over financial reporting relating to inventory will continue to exist. As a result, our ability to accurately report, on a timely basis, our future financial condition, results of operations or cash flows may be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our owned headquarters facility is located in Braintree, Massachusetts and is approximately 224,000 square feet. As of April 1, 2017, we owned or leased a total of 60 facilities. Our owned and leased facilities consist of approximately 1.7 million square feet. Included within these properties are 7 manufacturing facilities. We believe all of these facilities are well-maintained and suitable for the operation conducted in them. We consider the following manufacturing facilities to be material to the business.
Leetsdale, Pennsylvania is an approximately 82,000 square foot leased facility which is used for warehousing, distribution and manufacturing operations primarily supporting our Plasma business unit. Annual lease expense is approximately $0.4 million for this facility.

Draper, Utah is an approximately 100,000 square foot owned facility used for distribution and manufacturing operations supporting our Plasma business unit. During fiscal 2016, we purchased this facility for $6.6 million.
We lease a 115,000 square foot facility in Fajardo, Puerto Rico under an agreement with Pall Corporation executed in connection with the Company's acquisition of Pall's transfusion medicine business on August 1, 2012. This facility is used for production of blood filters.
We lease 127,000 square feet of space in Tijuana, Mexico with an annual lease expense of approximately $0.8 million. We also own a facility in Tijuana, Mexico that is approximately 182,000 square feet. These facilities are used for the production of whole blood collection kits, plasma, blood center and hospital disposables, and intra-plant components.
We own approximately 240,000 square feet of space in Penang, Malaysia used to manufacture disposable products for our European and Asian customers. We lease the land on which the facility was built and the lease payments have been prepaid. The lease term of 30 years expires in 2043 with an option to renew for a period of no less than 10 years.
Our facilities are used by the following business segments:

Number of Facilities
Japan	10
EMEA	16
North America Plasma	3
All Other	31
Total	60

ITEM 3. LEGAL PROCEEDINGS
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.
Italian Employment Litigation
Our Italian manufacturing subsidiary is party to several actions initiated by former employees of our facility in Ascoli-Piceno, Italy. We ceased operations at the facility in fiscal 2014 and sold the property in fiscal 2017. These include actions claiming (i) working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) rights to payment of the extra time used for changing into and out of the working clothes at the beginning and end of each shift.
In addition, a union represented in the Ascoli plant filed an action claiming that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.
Finally, we have been added as defendants on claims filed against Pall Corporation prior to our acquisition of the plant in August 2012. These claims relate to agreements to "freeze" benefit allowances for a certain period in exchange for Pall's commitments on hiring and plant investment.
As of April 1, 2017, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.4 million. At this point in the proceedings, we believe losses are unlikely and therefore no amounts have been accrued. In the future, we may receive adverse rulings from the courts which could change our judgment on these cases.
SOLX Arbitration
In July 2016, H2 Equity, LLC, formerly known as Hemerus Corporation, filed an arbitration claim for $17 million in milestone and royalty payments allegedly owed as part of our acquisition of the filter and storage solution business from Hemerus Medical, LLC ("Hemerus") in fiscal 2014. The acquired storage solution is referred to as SOLX.
At the closing in April 2013, Haemonetics paid Hemerus a total of $24 million and agreed to a $3 million milestone payment due when the FDA approved a new indication for SOLX (the “24-Hour Approval”) using a filter acquired from Hemerus. We also agreed to make future royalty payments up to a cumulative maximum of $14 million based on the sale of products incorporating SOLX over a ten year period.
Due to performance issues with the Hemerus filter, Haemonetics filed for, and received, the 24-Hour Approval using a Haemonetics filter.  Accordingly, Haemonetics did not pay Hemerus the $3 million milestone payment because the 24-Hour Approval was obtained using a Haemonetics filter, not a Hemerus filter. In addition, we have not paid any royalties to date as we have not made any sales of products incorporating SOLX.
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
CHRISTOPHER SIMON (age 53) President and Chief Executive Officer joined Haemonetics in May 2016. Mr. Simon previously served as a Senior Partner of McKinsey & Company in Global Medical Products Practice. Mr. Simon was a consultant with McKinsey & Company from 1993 until he joined the Company and recently was the Lead Partner for McKinsey & Company’s strategy review for Haemonetics. Prior to that, he served in commercial roles with Baxter Healthcare Corporation.
WILLIAM BURKE (age 49) Chief Financial Officer joined Haemonetics in August 2016. Mr. Burke is responsible for the global finance organization including accounting, financial planning and analysis, tax and investor relations. Previously, Mr. Burke was Chief Integration Officer and Vice President, Integration for Medtronic plc, following its acquisition of Covidien plc, a global healthcare products company. Prior to this role, Mr. Burke worked at Covidien for over nine years in various finance leadership roles including Chief Financial Officer for Europe, Vice President of Corporate Strategy and Portfolio Management and Vice President of Financial Planning and Analysis.
MICHELLE BASIL (age 45) Executive Vice President, General Counsel joined Haemonetics in March 2017. Ms. Basil is responsible for Haemonetics’ legal, compliance and corporate audits and controls groups. Previously, Ms. Basil was Partner and Chair of the Life Sciences Practice Group at Nutter, McClennen & Fish, LLP. At Nutter, Ms. Basil focused her practice on corporate and securities law, including mergers and acquisitions, strategic partnerships and corporate governance matters, and represented both public and private companies, including life sciences and medical technology.
NEIL RYDING (age 56) Executive Vice President, Global Operations joined Haemonetics in September 2015. Prior to joining Haemonetics, Mr. Ryding had over 30 years of experience in leading global manufacturing operations and supply chain organizations in regulated environments within the aerospace and medical device industries. Mr. Ryding’s previous experience includes various roles with Rolls Royce Aero-Engines, Johnson & Johnson, Smith & Nephew, Cardinal Health and Hospira.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended April 1, 2017:
Market price of Common Stock:
High	$35.67	$38.06	$41.41	$41.65
Low	$25.98	$29.08	$32.76	$36.44
Fiscal year ended April 2, 2016:
Market price of Common Stock:
High	$45.32	$42.24	$34.63	$35.67
Low	$39.69	$34.13	$29.70	$29.20
Holders
There were 178 holders of record of the Company’s common stock as of April 1, 2017.
Dividends
The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation Five-Year Review

(In thousands, except per share and employee data)	2017	2016	2015	2014	2013
Summary of Operations
Net revenues	$886,116	$908,832	$910,373	$938,509	$891,990
Cost of goods sold	507,622	502,918	475,955	470,144	463,859
Gross profit	378,494	405,914	434,418	468,365	428,131
Operating expenses:
Research and development	37,556	44,965	54,187	54,200	44,394
Selling, general and administrative	301,726	317,223	337,168	365,977	323,053
Impairment of assets	58,593	92,395	5,441	1,711	4,247
Contingent consideration (income) expense	—	(4,727)	(2,918)	45	—
Total operating expenses	397,875	449,856	393,878	421,933	371,694
Operating (loss) income	(19,381)	(43,942)	40,540	46,432	56,437
Other expense, net	(8,095)	(9,474)	(9,375)	(10,031)	(6,540)
(Loss) income before (benefit) provision for income taxes	(27,476)	(53,416)	31,165	36,401	49,897
(Benefit) provision for income taxes	(1,208)	2,163	14,268	1,253	11,097
Net (loss) income	$(26,268)	$(55,579)	$16,897	$35,148	$38,800
(Loss) income per share:
Basic	$(0.51)	$(1.09)	$0.33	$0.68	$0.76
Diluted	$(0.51)	$(1.09)	$0.32	$0.67	$0.74
Weighted average number of shares	51,524	50,910	51,533	51,611	51,349
Common stock equivalent shares	—	—	556	766	910
Weighted average number of shares and common stock equivalent shares	51,524	50,910	52,089	52,377	52,259

	2017	2016	2015	2014	2013
Financial and Statistical Data:
Working capital	$298,850	$302,535	$368,985	$391,944	$403,153
Current ratio	2.4	2.6	3.0	2.8	3.2
Property, plant and equipment, net	$323,862	$337,634	$321,948	$271,437	$256,953
Capital expenditures	$76,135	$102,405	$122,220	$73,648	$62,188
Depreciation and amortization	$89,733	$89,911	$86,053	$81,740	$65,481
Total assets	$1,238,709	$1,319,128	$1,485,417	$1,514,178	$1,461,917
Total debt	$314,647	$408,000	$427,891	$437,687	$480,094
Stockholders’ equity	$739,610	$721,565	$826,122	$837,888	$769,182
Debt as a % of stockholders’ equity	42.5%	56.5%	51.8%	52.2%	62.4%
Employees	3,107	3,225	3,383	3,782	3,563

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
Haemonetics is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers, to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets, including blood and plasma component collection, the surgical suite, and hospital transfusion services.
Blood and its components (plasma, platelets, and red cells) have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into biopharmaceuticals to treat a variety of illnesses, including immune diseases and coagulation disorders. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets have many uses in patient care, including supporting cancer patients undergoing chemotherapy. Blood is essential to a modern healthcare system.
Recent Developments
Restructuring Initiative
During fiscal 2017, we launched a multi-year restructuring initiative designed to reposition our organization and improve our cost structure. This initiative includes a reduction of headcount and operating costs, simplification of certain product lines, and modification of manufacturing operations to align with our strategic direction.
The fiscal 2017 phase was expected to incur approximately $26 million of restructuring and turnaround charges and was estimated to achieve cost savings of $40 million. During fiscal 2017, we incurred $28.7 million of restructuring and turnaround charges under this initiative and exceeded our estimated savings target of $40 million. As of April 1, 2017, this initial phase was substantially complete. Additionally, during fiscal 2017, we recorded $5.6 million of restructuring and turnaround charges under a prior program. We continue to assess non-core and underperforming assets and evaluate opportunities to improve our cost structure as part of our turnaround and expect to incur additional charges and benefits during fiscal 2018 and beyond.
PCS® 300
In April, 2017, we submitted a new plasmapheresis device, the PCS® 300, for 510(k) regulatory clearance with the United States Food and Drug Administration ("FDA") and continue to work on future enhancements to this important product, some of which may require additional clearances. Our planned roll out of this new platform includes the placement of a significant number of new devices. Such placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments.
Impairments
As discussed in Note 5, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, we evaluate goodwill for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our reporting units for purposes of assessing goodwill impairment are organized primarily based on operating segments and geography and include: (a) North America Plasma, (b) North America Blood Center, (c) North America Hospital, (d) EMEA, (e) Asia-Pacific and (f) Japan. In the prior period, North America Blood Center and North America Hospital were components of a single reporting unit, Americas Blood Center and Hospital. During the fourth quarter of fiscal 2017, we completed certain organizational changes which resulted in the disaggregation of Americas Blood Center and Hospital into two separate reporting units. As a result of our annual test, we recorded an impairment charge of $57.0 million in the North America Blood Center reporting unit during the fourth quarter of fiscal 2017, which represented the entire goodwill balance associated with this reporting unit.
During fiscal 2017, we performed a review of certain non-core and underperforming assets that were at risk of being impaired due to the recent changes in the strategic direction of the Company. This review resulted in the decision to discontinue the use of and investment in certain long-lived assets, including property, plant and equipment and intangible assets. Accordingly, during fiscal 2017, we recorded $18.1 million of impairment charges, which included the write down of $13.3 million of property, plant and equipment and $4.8 million of intangible assets. Refer to Note 5, Goodwill and Intangible Assets, and Note 12, Property, Plant and Equipment, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information.
Divestiture
On April 27, 2017, we sold our SEBRA sealers product line to Machine Solutions Inc. because it was no longer aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $9 million. These proceeds are subject to a post-closing adjustment based on final asset values as determined during the 90 day transition period. The preliminary pre-tax gain expected to be recorded as a result of this transaction is $8 million. The SEBRA portfolio includes a suite of products which primarily include radio frequency sealers that are used to seal tubing as part of the collection of whole blood and blood components, particularly plasma. The SEBRA product line generated approximately $6 million of revenue in our Plasma business unit in fiscal 2017.
Product Recall
In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our Blood Center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood labeled as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. As a result of the recall, we have recorded total charges of $7.1 million during fiscal 2017, which consists of $3.7 million of charges associated with customer returns and inventory reserves and $3.4 million of charges associated with customer claims, as discussed below. We may record incremental charges in future periods.
The $3.7 million of charges associated with customer returns consisted of $2.5 million of sales returns, $1.1 million of net inventory reserves for the affected sets on-hand that had not yet been shipped to customers and $0.1 million of freight expenses.
The $3.4 million of charges associated with customer claims are based on claims seeking reimbursement for $14.2 million in losses sustained as a result of the recall. While the customers making these claims purchased substantially all the affected units, incremental charges may be recorded in future periods as additional data supporting the claims becomes available. We have an enforceable insurance policy in place which we believe provides coverage for a portion of the claims received to date. As of April 1, 2017, we had an insurance receivable of $2.9 million. We will assess the potential for additional insurance recoveries as we receive more information about customer claims in future reporting periods.
Declines in U.S. Blood Center Collections
The demand for whole blood disposable products in the U.S. continued to decrease in fiscal 2017 and 2016 due to a sustained decline in transfusion rates and actions taken by hospitals to improve blood management techniques and protocols. In response to this trend, U.S. blood center collection groups selected single source vendors for their whole blood collection products and became primarily focused on obtaining the lowest average selling prices. While we began to see a moderation in the rate of market decline during fiscal 2017, we expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future.
Apheresis Red Cell Collection Arrangements
During fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") requested updated contracts for sole source supply on apheresis red cell collections. The resulting pricing in our American Red Cross contract and the recommendations by both Blood Center GPOs that their members use our competitor's technology continue to negatively affect red cell revenues and gross margins. The American Red Cross contract resulted in our gaining 100% share of their apheresis red cell collection business and higher sales volumes, but at lower prices. The impact of the price concessions began in the third quarter of fiscal 2016, while the achievement of 100% share of the American Red Cross' business occurred in the fourth quarter of fiscal 2017. The negative impact on fiscal 2017 operating income as a result of the American Red Cross contract and market share losses among members of the Blood Center GPOs was an additional $8 million as compared to fiscal 2016. While we expect this negative impact to continue in the first half of fiscal 2018, we anticipate stabilization in the second half of fiscal 2018 after annualization of the final price concessions. Red cell disposable revenues in the U.S. totaled $26.0 million and $34.8 million during fiscal 2017 and fiscal 2016, respectively.
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
Within these flat markets, the use of "double dose" collection methods and other alternative collection procedures in Europe and Japan has increased. Double dose collections involve collecting two therapeutic platelet doses from one donor. The adoption of double dose collection technology is increasing and has negatively impacted our sales and gross profit in a number of markets where these collections are prevalent. In Japan, usage of double dose collections has increased significantly and comprised approximately 40% of all platelets collected. We expect to see continued increases in the use of double dose collections during fiscal 2018.

Market Trends
Plasma Market
There are two key aspects to the market for our plasma products - the growth in demand for plasma-derived biopharmaceuticals and the limited number of significant biopharmaceutical companies in this market.
Changes in demand for plasma-derived biopharmaceuticals, particularly immunoglobulin, are the key driver of plasma collection volumes in the biopharmaceutical market. Various factors related to the supply of plasma and the production of plasma-derived biopharmaceuticals also affect collection volume, including the following:

•	Biopharmaceutical companies are seeking more efficient production processes to meet growing demand for biopharmaceuticals without requiring an equivalent increase in plasma supply.

•
Newly approved indications for, and the growing understanding and thus diagnosis of auto-immune diseases treated with plasma-derived therapies increase the demand for plasma, as do longer lifespans and a growing aging patient population.

•	Several blood collectors supply additional plasma to fractionators, and thus plasma supply can rise overall but not directly impact our Plasma business unit.

•	Geographical expansion of biopharmaceuticals also increases demand for plasma.
Demand for our plasma products in fiscal 2017 continued to grow in North America as collection volumes benefited from an expanding end user market for plasma-derived biopharmaceuticals with U.S. produced plasma meeting an increasing percentage of plasma volume demand worldwide.
Despite the overall growth in the market, the number of biopharmaceutical companies who fractionate plasma is limited and industry consolidation is still ongoing. With these factors, we do not expect meaningful new entries or diversification.
Hospital Market
Hemostasis Management Market - Our TEG® (Thrombelastograph Hemostasis) Analyzers are diagnostic tools which provide a comprehensive assessment of a patient’s overall hemostasis. This information enables caregivers to decide the best blood-related clinical treatment for the patient in order to minimize blood loss and reduce clotting risk. The use of our TEG® 5000 analyzer continues to expand beyond cardiac surgery into trauma and other clinical uses.
TEG® product line sales further strengthened in fiscal 2017, with strong performance in North America, Europe and China. This product’s growth is dependent on hospitals adopting this technology in their blood management programs. The TEG® 6s and TEG® Manager are approved for the same set of indications as the TEG® 5000 in Europe, Australia and Japan. In the U.S., TEG® 6s is approved for limited indications, including cardiovascular surgery and cardiology. The release of TEG 6s has significantly contributed to the overall growth in Hemostasis Management in the U.S. and Europe in fiscal 2017. We are pursuing a broader set of indications for the TEG® 6s in the U.S., including trauma.
Cell Processing Market - Our Cell Saver surgical blood salvage system was designed as a solution for procedures that involve mid to high volume blood loss, such as cardiovascular or orthopedic surgeries. In recent years, more efficient blood use and less invasive cardiovascular surgeries have reduced demand for this device and contributed to intense competition in mature markets, while increased access to healthcare in emerging economies has provided new markets and sources of growth.
Our OrthoPAT technology is used to salvage red cells in orthopedic procedures, including hip and knee replacement surgeries. Over the last three years, improved blood management practices, including the use of tranexamic acid to treat and prevent post-operative bleeding, have significantly reduced the use of OrthoPAT.
We currently participate in the hospital software market primarily in the U.S and Europe. In the U.S., we have experienced growth in our installed base for our hospital transfusion solution, SafeTrace Tx, due to demand for reliable, proven safety systems within transfusion services. However, growth in the U.S. continues to be constrained due to hospital IT organization focus on the electronic medical records mandates. Revenues from BloodTrack, a blood inventory and transfusion management system, have increased in the U.S. and Europe recently as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients.
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
In addition to changes in the platelet markets, healthcare efficiencies in developed markets have reduced the demand for red cells, which in turn can reduce the demand for our red cell and whole blood collection products.
As discussed in Recent Developments above, while we began to see a moderation in the rate of market decline in U.S. blood center collections during fiscal 2017, we expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future.
In the Blood Center market for software, we currently participate most actively in the U.S., where expansion to new or emerging technology platforms such as our El Dorado Donor has been slow due to industry consolidation and the relatively high cost of migrating to new information technology platforms. This trend has limited revenue growth and will likely continue to minimize potential opportunities in the future. However, in the immediate future high switching costs and recurring maintenance revenue streams from existing customers has provided relative revenue stability in this product group.

Financial Summary

(In thousands, except per share data)	2017	2016	2015	% Increase/(Decrease) 17 vs. 16	% Increase/(Decrease) 16 vs. 15
Net revenues	$886,116	$908,832	$910,373	(2.5)%	(0.2)%
Gross profit	$378,494	$405,914	$434,418	(6.8)%	(6.6)%
% of net revenues	42.7%	44.7%	47.7%
Operating expenses	$397,875	$449,856	$393,878	(11.6)%	14.2%
Operating (loss) income	$(19,381)	$(43,942)	$40,540	(55.9)%	n/m
% of net revenues	(2.2)%	(4.8)%	4.5%
Other expense, net	$(8,095)	$(9,474)	$(9,375)	(14.6)%	1.1%
(Loss) income before taxes	$(27,476)	$(53,416)	$31,165	(48.6)%	n/m
(Benefit) provision for income tax	$(1,208)	$2,163	$14,268	n/m	(84.8)%
% of pre-tax income	4.4%	(4.0)%	45.8%
Net (loss) income	$(26,268)	$(55,579)	$16,897	(52.7)%	n/m
% of net revenues	(3.0)%	(6.1)%	1.9%
Net (loss) income per share - diluted	$(0.51)	$(1.09)	$0.32	(53.2)%	n/m
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2017 and 2015 include 52 weeks with each quarter having 13 weeks. Fiscal 2016 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.
Net revenues for fiscal 2017 decreased 2.5% compared to fiscal 2016. Without the effects of foreign exchange, net revenues decreased 1.2% compared to fiscal 2016. Revenue increases in Plasma and Hemostasis Management were offset by declines in our Blood Center and Cell Processing business units for the fiscal year ended April 1, 2017. The 53rd week in fiscal 2016 also contributed to the decrease, as it accounted for approximately 2% of additional revenue as compared to fiscal 2017.
Net revenues for fiscal 2016 were flat compared to fiscal 2015. Without the effects of foreign exchange, net revenues increased 2.9% compared to fiscal 2015. Revenue increases in Plasma and Hemostasis Management were offset by declines in our Blood Center and Cell Processing business units for the fiscal year ended April 2, 2016. The 53rd week in fiscal 2016 also contributed to the increase, as it accounted for approximately 2% of additional revenue as compared to fiscal 2015.
During fiscal 2017, operating loss decreased 55.9% compared to fiscal 2016. Without the effects of foreign currency, operating loss decreased 68.9% compared to fiscal 2016. Operating loss decreased primarily as a result of savings realized from cost reduction initiatives in the current year, a decrease in goodwill and other asset impairment charges and a reduction in research and development spending as compared to fiscal 2016. These savings were partially offset by increased inventory charges and reserves and losses from Plasma liquid solutions.
We recorded an operating loss in fiscal 2016, as compared to operating income in fiscal 2015. Operating income decreased for the fiscal year ended April 2, 2016 primarily as a result of goodwill and other asset impairment charges recognized in the second half of fiscal 2016. This increase in operating expenses was partially offset by reductions in restructuring and turnaround expenses in fiscal 2016 as compared to fiscal 2015.
Net loss decreased 52.7% during fiscal 2017. Without the effects of foreign exchange, net loss decreased 63.6% for fiscal 2017. The decrease in net loss was primarily attributable to the decrease in operating loss described above and a tax benefit in fiscal 2017 compared to a tax expense in fiscal 2016.
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
RESULTS OF OPERATIONS
Net Revenues by Geography

	Fiscal Year			Fiscal 2017 versus 2016			Fiscal 2016 versus 2015
(In thousands)	2017	2016	2015	% Increase/(decrease)	Currency impact	Constant currency growth (1)	% Increase/(decrease)	Currency impact	Constant currency growth (1)
United States	$522,686	$519,440	$494,788	0.6%	—%	0.6%	5.0%	—%	5.0%
International	363,430	389,392	415,585	(6.7)%	(3.1)%	(3.6)%	(6.3)%	(6.8)%	0.5%
Net revenues	$886,116	$908,832	$910,373	(2.5)%	(1.3)%	(1.2)%	(0.2)%	(3.1)%	2.9%
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
The percentage of revenue generated in our principle operating regions is summarized below:

	2017	2016	2015
United States	59.0%	57.2%	54.4%
Japan	9.0%	9.0%	9.7%
Europe	18.7%	20.7%	23.7%
Asia	12.4%	12.3%	11.2%
Other	0.9%	0.8%	1.0%
Total	100.0%	100.0%	100.0%
International sales are generally conducted in local currencies, primarily the Japanese Yen, the Euro, the Chinese Yuan and the Australian Dollar. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, the Euro and Australian Dollar relative to the U.S. Dollar.
We have placed foreign currency hedges based on estimates of future revenues to reduce the impacts of currency fluctuations. As compared to fiscal 2016, the effects of foreign exchange resulted in a 1.3% decrease in sales in fiscal 2017. The primary reason is the relative strength of the U.S. Dollar to the Japanese Yen and Euro. We expect this relative strength of the U.S. Dollar to the Euro to continue to negatively impact operating income in fiscal 2018. For fiscal 2016, as compared to fiscal 2015, the effects of foreign exchange accounted for a 3.1% decrease in sales.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Fiscal Year			Fiscal 2017 versus 2016			Fiscal 2016 versus 2015
(In thousands)	2017	2016	2015	% Increase/(decrease)	Currency impact	Constant currency growth (1)	% Increase/(decrease)	Currency impact	Constant currency growth (1)
Plasma	$410,727	$381,776	$352,911	7.6%	(1.0)%	8.6%	8.2%	(2.7)%	10.9%
Blood Center	303,890	355,108	386,147	(14.4)%	(0.9)%	(13.5)%	(8.0)%	(3.2)%	(4.8)%
Cell Processing	105,376	112,483	120,434	(6.3)%	(2.5)%	(3.8)%	(6.6)%	(4.4)%	(2.2)%
Hemostasis Management	66,123	59,465	50,881	11.2%	(2.6)%	13.8%	16.9%	(1.8)%	18.7%
Net revenues	$886,116	$908,832	$910,373	(2.5)%	(1.3)%	(1.2)%	(0.2)%	(3.1)%	2.9%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Plasma
Plasma revenue increased 7.6% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, Plasma revenue increased 8.6% during fiscal 2017. The revenue growth was primarily driven by an increase in sales of Plasma disposables during fiscal 2017. This growth was the result of continued strong performance in the U.S. and includes the impact of increased sales of Plasma liquid solutions, which contributed approximately $16 million to the growth.
Plasma revenue increased 8.2% during fiscal 2016 compared to fiscal 2015. Without the effect of foreign exchange, Plasma revenue increased 10.9% during fiscal 2016. The revenue growth was primarily driven by an increase in sales of Plasma disposables during fiscal 2017 due to the implementation of a liquid solutions contract with a large U.S. collector customer and strong performance in Japan and other parts of Asia. This growth was partially offset by reductions related to market conditions in Russia.
We are experiencing delays in the expansion of our liquid solutions production capacity that have required us and our customers to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level. While these purchases continue, we will see a reduction in revenue from our liquid solutions business and may see increased costs to serve our customers.
Blood Center
Platelet
Platelet revenue decreased by 17.4% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, platelet revenue decreased 16.4% during fiscal 2017. The decrease, excluding the impact of foreign exchange, was primarily the result of the continued market shift toward double dose collection techniques in Japan. Order timing in Asia and the Middle East also contributed to the decline.
Platelet revenue decreased 6.1% during fiscal 2016 compared to fiscal 2015. Without the effects of foreign exchange, platelet revenue decreased 0.8% during fiscal 2016. The decrease in platelet revenue during fiscal 2016, excluding the impact of foreign exchange, was primarily the result of declines in sales in Russia and Latin America. These declines were partially offset by growth in China, India, the Middle East, and other parts of Asia.
Red Cell and Whole Blood
Red cell revenue decreased 22.7% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, red cell revenue decreased 22.1% during fiscal 2017. The decrease was primarily driven by price reductions in our principle red cell market in the U.S., which was largely attributable to the contract we entered into with the American Red Cross during the second quarter of fiscal 2016, and the selection of competitive technologies by Blood Center GPOs, as discussed above. We continue to expect revenue and operating income to decline as a result of these factors.

Red cell revenue decreased 8.1% during fiscal 2016 compared to fiscal 2015. Without the effects of foreign exchange, red cell revenue decreased 7.0% during fiscal 2016. The decrease was driven by price reductions in our principal U.S. red cell market. During fiscal 2016, U.S. blood collection groups pursued contractual arrangements for apheresis red cell collections with the objective of standardizing their collection technology and securing price reductions. These arrangements, most notably the contract with the American Red Cross as discussed above, began to negatively affect red cell revenues and gross margins during the second quarter of fiscal 2016.
Whole blood revenue decreased 9.9% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, whole blood revenue decreased 8.9% during fiscal 2017. While whole blood revenue decreased as compared to the prior year periods, we began to see a moderation in the rate of decline of this market during fiscal 2017. We expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future.
Whole blood revenue decreased 10.7% during fiscal 2016 compared to fiscal 2015. Without the effect of foreign exchange, whole blood revenue decreased 8.4% during fiscal 2016. Whole blood disposables revenue for fiscal 2016 decreased primarily due to a declining U.S. whole blood market. The anniversary of the loss of the American Red Cross whole blood business occurred at the end of the first quarter of fiscal 2016, however, we continued to be negatively impacted by the declining market.
Software, Equipment and Other
Blood Center software, equipment and other revenue decreased 10.6% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, software, equipment and other revenue decreased 10.4% during fiscal 2017. These decreases were largely attributable to the expiration and non-renewal of a U.S. government software contract.

Blood Center software, equipment and other revenue decreased 6.1% during fiscal 2016 compared to fiscal 2015. Without the effect of foreign exchange, software, equipment and other revenue decreased 3.8% during fiscal 2016. The decrease in revenue was primarily due to a rebate assessed by the Italian government and declines in Russia and Japan. The decline in Russia was due to the Russian market suspending all equipment purchasing in fiscal 2016 and the decline in Japan was a result of lower platelet equipment sales. These declines were partially offset by increases in red cell equipment revenue in the U.S. and the finalization of services under a contract with the U.S. Department of Defense in fiscal 2016.
Cell Processing
Cell Salvage
Cell Salvage revenues consist primarily of the Cell Saver and OrthoPAT products. Revenues from OrthoPAT decreased 18.3% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 15.6% during fiscal 2017. Better blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT. Cell Saver revenue declined 6.3% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, Cell Saver revenue decreased 3.7% during fiscal 2017. This decrease was due to declines in Europe, mainly Russia, partially offset by growth in China.
Revenues from OrthoPAT decreased 31.9% during fiscal 2016 compared to fiscal 2015. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 28.7% during fiscal 2016 as better blood management has reduced orthopedic blood loss and demand for OrthoPAT disposables. Certain trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, have continued to reduce hospital use of OrthoPAT disposables. Cell Saver revenue declined 4.2% during fiscal 2016 compared to fiscal 2015. Without the effect of foreign exchange, Cell Saver revenue increased 1.0% during fiscal 2016. The increase in Cell Saver revenue was primarily attributable to modest growth in Japan and in the emerging markets in Russia and China.
Transfusion Management
Cell Processing software revenue includes BloodTrack®, SafeTrace Tx®, and other hospital software. Revenues from Cell Processing software decreased 3.3% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, Cell Processing software revenue decreased by 1.2% during fiscal 2017. Revenues were similar in fiscal 2017 and 2016 except for the recognition of previously deferred revenue associated with one of our largest customers in fiscal 2016.
Cell Processing software revenue increased 5.8% during fiscal 2016 compared to fiscal 2015. Without the effect of foreign exchange, Cell Processing software revenue increased by 10.5% during fiscal 2016, the growth in software revenues in fiscal 2016 was driven by the recognition of previously deferred revenue associated with one of our largest customers, BloodTrack growth in Europe, and increased software support service revenue. This growth was partially offset by declines in BloodTrack revenue in the U.S. and lower EdgeSuite system installs in Europe.

Hemostasis Management
Revenue from our Hemostasis Management products increased 11.2% during fiscal 2017 compared to fiscal 2016. Without the effect of foreign exchange, Hemostasis Management revenues increased 13.8% during fiscal 2017. The revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China. The TEG® 6s and TEG® Manager are approved for the same set of indications as the TEG® 5000 in Europe, Australia and Japan. In the U.S., TEG® 6s is approved for limited indications, including cardiovascular surgery and cardiology. The release of TEG 6s has significantly contributed to the overall growth in Hemostasis Management in the U.S. and Europe in fiscal 2017. We are pursuing a broader set of indications for the TEG® 6s in the U.S., including trauma.
Revenue from our Hemostasis Management products increased 16.9% during fiscal 2016 compared to fiscal 2015. Without the effect of foreign exchange, Hemostasis Management revenues increased 18.7% during fiscal 2016. The revenue increase is due to continued adoption of our hemostasis system, principally in the U.S. and China.
Gross Profit

(In thousands)	2017	2016	2015	% Increase/(Decrease) 17 vs. 16	% Increase/(Decrease) 16 vs. 15
Gross profit	$378,494	$405,914	$434,418	(6.8)%	(6.6)%
% of net revenues	42.7%	44.7%	47.7%
Our gross profit decreased 6.8% during fiscal 2017. Without the effects of foreign exchange, gross profit decreased 4.3% during fiscal 2017. Our gross profit margin percentage decreased by 200 basis points for fiscal 2017 as compared to fiscal 2016. The decrease in the gross profit margin during fiscal 2017 was primarily due to inventory reserves and impairment charges recorded during fiscal 2017, losses from Plasma liquid solutions, and price reductions in our Blood Center business. The negative impact of foreign exchange and the 53rd week in the prior year period as well as the effect of the Whole Blood filter recall also contributed to the overall decline. These decreases were partially offset by cost savings initiatives and a reduction in restructuring and turnaround costs. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity.
As discussed above, we are experiencing delays in the expansion of our liquid solutions production capacity that have required us and our customers to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level. While these purchases continue, we will continue to incur additional costs, including potential penalties resulting from contractual obligations to our customers.
Our gross profit decreased 6.6% during fiscal 2016. Without the effects of foreign exchange, gross profit decreased 2.0% during fiscal 2016. Our gross profit margin percentage decreased by 300 basis points for fiscal 2016 as compared to fiscal 2015. The decrease in gross profit margin during fiscal 2016 was primarily due to the effect of foreign exchange, inventory related charges of $9.4 million and impairment of assets of $8.8 million. Product mix, including Plasma disposables, price reductions in our Blood Center business, and the amortization of software development costs in the early stages of product launches also negatively impacted gross profit. These declines were partially offset by cost savings from productivity programs.
Operating Expenses

(In thousands)	2017	2016	2015	% Increase/(Decrease) 17 vs. 16	% Increase/(Decrease) 16 vs. 15
Research and development	$37,556	$44,965	$54,187	(16.5)%	(17.0)%
% of net revenues	4.2%	4.9%	6.0%
Selling, general and administrative	$301,726	$317,223	$337,168	(4.9)%	(5.9)%
% of net revenues	34.1%	34.9%	37.0%
Impairment of assets	$58,593	$92,395	$5,441	(36.6)%	n/m
% of net revenues	6.6%	10.2%	0.6%
Contingent consideration income	$—	$(4,727)	$(2,918)	(100.0)%	62.0%
% of net revenues	—%	(0.5)%	(0.3)%
Total operating expenses	$397,875	$449,856	$393,878	(11.6)%	14.2%
% of net revenues	44.9%	49.5%	43.3%

Research and Development
Research and development expenses decreased 16.5% during fiscal 2017. Without the effects of foreign exchange, research and development expenses decreased 16.6% during fiscal 2017. The decrease in fiscal 2017 was primarily driven by reduced spending on several projects in our Blood Center business unit to better align with our long-term product plans and global strategic review. Changes in the timing of spending from fiscal 2017 to fiscal 2018 also contributed to the decline. This decrease was partially offset by increased restructuring and turnaround costs. We will continue to invest resources in clinical programs for our Hemostasis Management business unit, most notably a global registry study for our TEG® platform.
Research and development expenses decreased 17.0% during fiscal 2016. Without the effect of foreign exchange, research and development expenses decreased 15.7% during fiscal 2016. The decrease in fiscal 2016 was primarily the result of a reduction in restructuring and turnaround costs of $10.9 million, partially offset by increased activities for several projects designed to support our long-term product plans and to increase our competitiveness.
Selling, General and Administrative
During fiscal 2017, selling, general and administrative expenses decreased 4.9% with and without the effects of foreign exchange. The decrease in fiscal 2017 was primarily the result of cost reduction initiatives and a reduction in restructuring and turnaround costs. This decrease was partially offset by an increase in variable compensation.
During fiscal 2016, selling, general and administrative expenses decreased 5.9%. Without the effects of foreign exchange, selling, general and administrative expenses decreased 2.3% during fiscal 2016. The decrease in fiscal 2016 was primarily the result of reductions in restructuring and turnaround costs of $12.8 million and decreased variable compensation. This decrease was partially offset by increased spending in sales and marketing activities related to Plasma and increased spending as a result of the extra week in fiscal 2016.
Impairment of Assets
We recorded asset impairments of $58.6 million in fiscal 2017 primarily consisting of $57.0 million of goodwill impairment, $0.8 million of intangible asset impairments and $0.8 million of property, plant and equipment impairments.
We recorded asset impairments of $92.4 million in fiscal 2016 primarily consisting of $66.3 million of goodwill impairment, $19.2 million of intangible asset impairments and $6.9 million of property, plant and equipment impairments
We recorded asset impairments of $5.4 million in fiscal 2015 associated with exit activities related to prior year manufacturing and integration initiatives.
Other Expense, Net
Other expense, net, decreased 14.6% during fiscal 2017 as compared to fiscal 2016 and increased 1.1% during fiscal 2016 as compared to fiscal 2015. Interest expense from our term loan borrowings constitutes the majority of expense reported in all periods. The effective interest rate on total debt outstanding for the fiscal year ended April 1, 2017 was approximately 2.25%.
Taxes

	2017	2016	2015	% Increase/(Decrease) 17 vs. 16	% Increase/(Decrease) 16 vs. 15
Reported income tax rate	4.4%	(4.0)%	45.8%	8.4%	(49.8)%
Reported Tax Rate
We conduct business globally and as a result report our results of operations in a number of foreign jurisdictions and the United States. Historically, our reported tax rate was lower than the U.S. statutory tax rate due primarily to our jurisdictional mix of earnings as the income earned in our foreign subsidiaries is generally taxed at a lower tax rate. In fiscal 2015, we established a valuation allowance against our U.S. deferred tax assets that are not more-likely-than-not realizable due to cumulative losses in the U.S. In fiscal 2017, we established a valuation allowance against our net deferred tax assets in four additional jurisdictions. These jurisdictions are located in the countries of Switzerland, Puerto Rico, Luxembourg, and France. The decision to establish a valuation allowance in these additional jurisdictions was largely based upon our worldwide cumulative loss position, resulting from significant impairment and restructuring charges incurred in fiscal 2017 and 2016.We continue to maintain a valuation allowance against our net U.S. deferred tax assets and net deferred tax assets of certain foreign subsidiaries.
For the year ended April 1, 2017, we recorded an income tax benefit of $1.2 million on our worldwide pre-tax loss of $27.5 million, resulting in a reported tax rate of 4.4%. Our current tax rate is higher than our tax rate of (4.0)% and lower than our tax rate of 45.8% for the years ended April 2, 2016 and March 28, 2015, respectively. Our increase in tax rate for fiscal 2017, as compared to fiscal 2016, is primarily a result of the establishment of valuation allowances in foreign jurisdictions and current year goodwill impairments for which there was no tax basis. The fiscal 2015 rate was significantly larger than the fiscal 2016 tax rate, as we established a valuation allowance against the majority of our U.S. deferred tax assets.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	April 1, 2017	April 2, 2016
Cash and cash equivalents	$139,564	$115,123
Working capital	$298,850	$302,535
Current ratio	2.4	2.6
Net debt position(1)	$(175,083)	$(292,877)
Days sales outstanding (DSO)	60	58
Disposables finished goods inventory turnover	4.2	4.6
(1)Net debt position is the sum of cash and cash equivalents less total debt.
In fiscal 2017, we launched a multi-year restructuring initiative designed to reposition our organization and improve our cost structure. During fiscal 2017, we incurred $28.7 million of restructuring and turnaround charges under the initial phase of this initiative. As of April 1, 2017, this initial phase was substantially complete. We continue to assess non-core and underperforming assets and evaluate opportunities to improve our cost structure as part of our turnaround and expect to incur additional charges and benefits during fiscal 2018 and beyond.
As of April 1, 2017, we had $139.6 million in cash and cash equivalents, substantially held in the U.S. or in countries from which it can be freely repatriated to the U.S. We entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million term loan ("Term Loan") and a $100.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities matures on July 1, 2019. At April 1, 2017, $315.4 million was outstanding under the Term Loan and no amount was outstanding on the Revolving Credit Facility. We also have $46.9 million of uncommitted operating lines of credit to fund our global operations and there are no outstanding borrowings as of April 1, 2017.
The Credit Facilities contains covenants that limit the use of cash and require us to maintain certain financial ratios. Any failure to comply with the financial or operating covenants of the Credit Facilities would prevent us from borrowing under the Revolving Credit Facility and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. As of April 1, 2017, we were in compliance with all covenants.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and proceeds from employee stock option exercises. Although cash flow from operations could be negatively impacted by continued declines in our Blood Center business, we believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to investments, capital expenditures, including the PCS® 300, cash payments under the loan agreement, restructuring and turnaround initiatives and other acquisitions. These are described in more detail in Contractual Obligations below.

Cash Flow Overview

(In thousands)	2017	2016	2015	Increase/(Decrease) 17 vs. 16	Increase/(Decrease) 16 vs. 15
Net cash provided by (used in):
Operating activities	$159,738	$121,865	$127,178	$37,873	$(5,313)
Investing activities	(73,313)	(104,768)	(121,768)	(31,455)	(17,000)
Financing activities	(60,413)	(62,624)	(33,160)	(2,211)	29,464
Effect of exchange rate changes on cash and cash equivalents(1)	(1,571)	(12)	(4,057)	(1,559)	4,045
Net increase (decrease) in cash and cash equivalents	$24,441	$(45,539)	$(31,807)
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities
Net cash provided by operating activities was $159.7 million during fiscal 2017, an increase of $37.9 million as compared to fiscal 2016. Cash provided by operating activities increased primarily due to an increase in accounts payable and accrued expenses which was driven largely by an increase in variable compensation and an accrual recorded in fiscal 2017 for the product recall claims. The increase in cash provided by operating activities was partially offset by an increase in other current assets including a receivable related to stock options exercised near the period end date and an insurance receivable associated with the product recall.
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
Investing Activities
Net cash used in investing activities was $73.3 million during fiscal 2017, a decrease of $31.5 million as compared to fiscal 2016. The decrease in cash used in investing activities was largely the result of a reduction in capital expenditures of $26.3 million in fiscal 2017 as compared to fiscal 2016 primarily due to the completion of certain manufacturing initiatives in the prior year and decreased spending in capitalized research and development projects. Acquisition costs of $3.0 million incurred in fiscal 2016 also contributed to the decrease.
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
Financing Activities
Net cash used in financing activities was $60.4 million during fiscal 2017, a decrease of $2.2 million as compared to fiscal 2016, primarily due to $61.0 million of share repurchases and $21.3 million principal repayments on our Term Loan in the prior year. Fiscal 2017 also benefited by an incremental $15.4 million of proceeds from the exercise of stock options over the prior year. These decreases in net cash used in financing activities were partially offset by a reduction in borrowings on our Revolving Credit Facility of $50.0 million and $42.7 million principal repayments on our Term Loan in fiscal 2017.

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
Contractual Obligations
A summary of our contractual and commercial commitments as of April 1, 2017 is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$314,648	$61,022	$253,591	$35	$—
Operating leases	19,546	4,298	4,872	3,345	7,031
Purchase commitments(1)	105,004	100,295	4,709	—	—
Expected retirement plan benefit payments	14,138	1,396	2,845	3,028	6,869
Total contractual obligations	$453,336	$167,011	$266,017	$6,408	$13,900

(1) Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment and for the purpose of manufacturing our products including contract manufacturers, specifically JMS Co. Ltd., Kawasumi Laboratories and Sanmina Corporation for the manufacture of certain disposable products and equipment. The majority of our operating expense spending does not require any advance commitment.

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $3.4 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.
We anticipate paying an additional $17.8 million upon replication and delivery of certain manufacturing assets of Pall Corporation's filter media business to Haemonetics by fiscal 2019.
Concentration of Credit Risk
While approximately 33% of our revenue is generated by our five largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.
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
Italian Employment Litigation
Our Italian manufacturing subsidiary is party to several actions initiated by former employees of our facility in Ascoli-Piceno, Italy. We ceased operations at the facility in fiscal 2014 and sold the property in fiscal 2017. These include actions claiming (i) working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) rights to payment of the extra time used for changing into and out of the working clothes at the beginning and end of each shift.
In addition, a union represented in the Ascoli plant filed an action claiming that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.

Finally, we have been added as defendants on claims filed against Pall Corporation prior to our acquisition of the plant in August 2012. These claims relate to agreements to "freeze" benefit allowances for a certain period in exchange for Pall's commitments on hiring and plant investment.
As of April 1, 2017, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.4 million. At this point in the proceedings, we believe losses are unlikely and therefore no amounts have been accrued. In the future, we may receive adverse rulings from the courts which could change our judgment on these cases.
SOLX Arbitration
In July 2016, H2 Equity, LLC, formerly known as Hemerus Corporation, filed an arbitration claim for $17 million in milestone and royalty payments allegedly owed as part of our acquisition of the filter and storage solution business from Hemerus Medical, LLC ("Hemerus") in fiscal 2014. The acquired storage solution is referred to as SOLX.

At the closing in April 2013, Haemonetics paid Hemerus a total of $24 million and agreed to a $3 million milestone payment due when the FDA approved a new indication for SOLX (the “24-Hour Approval”) using a filter acquired from Hemerus. We also agreed to make future royalty payments up to a cumulative maximum of $14 million based on the sale of products incorporating SOLX over a ten year period.

Due to performance issues with the Hemerus filter, Haemonetics filed for, and received, the 24-Hour Approval using a Haemonetics filter.  Accordingly, Haemonetics did not pay Hemerus the $3 million milestone payment because the 24-Hour Approval was obtained using a Haemonetics filter, not a Hemerus filter. In addition, we have not paid any royalties to date as we have not made any sales of products incorporating SOLX.

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
Foreign Exchange
During fiscal 2017, 41.0% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos, and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.
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
Recent Accounting Pronouncements
Standards to be Implemented
Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
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
We have established a cross-functional implementation team consisting of representatives from all of our business units and regions. During fiscal 2017, we analyzed the impact of the standard on our contract portfolio by reviewing a representative sample of our contracts to identify potential differences that would result from applying the requirements of the new standard. The implementation team has apprised both management and the audit committee of project status on a recurring basis.
We have not finalized our assessment of the impact of Topic 606, however we believe our recognition of software revenue will be the most impacted. Software revenue accounts for approximately 7.5% of the Company's total revenue. We continue to analyze performance obligations, variable consideration and disclosures. Additionally, we are monitoring updates issued by the FASB. During the first half of fiscal 2018, we expect to substantially complete our impact assessment and initiate efforts to redesign impacted processes, policies and controls.
Other Recent Accounting Pronouncements
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture accounting, and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. Management does not believe that the adoption of ASU No. 2016-09 will have a material effect on our financial position or results of operations.
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
In January, 2017 the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805). The purpose of the update is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2018. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASU No. 2017-01 is not expected to have a material effect on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715). The guidance revises the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The guidance is effective for annual periods beginning after December 15, 2018, and is applicable to us in fiscal 2020. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASU No. 2017-07 is not expected to have a material effect on our consolidated financial statements.
Critical Accounting Policies
Our significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.
The accounting policies identified as critical are as follows:
Revenue Recognition
Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition, and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We may have multiple contracts with the same customer, and each contract is typically treated as a separate arrangement. When more than one element such as equipment, disposables, and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by third-party evidence of selling price or by management's best estimate of selling price. For our software arrangements accounted for under the provisions of ASC 985-605, Software, we establish fair value of undelivered elements based upon vendor specific objective evidence.
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
In fiscal 2017, we early adopted ASU No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. Under this amendment, entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. Our reporting units for purposes of assessing goodwill impairment are organized primarily based on operating segments and geography and include: (a) North America Plasma, (b) North America Blood Center, (c) North America Hospital, (d) Europe, Middle East, and Africa (collectively "EMEA"), (e) Asia-Pacific and (f) Japan. In the prior period, North America Blood Center and North America Hospital were components of a single reporting unit, Americas Blood Center and Hospital. During the fourth quarter of fiscal 2017, we completed certain organizational changes which resulted in the disaggregation of Americas Blood Center and Hospital into two separate reporting units.  The goodwill associated with the legacy Americas Blood Center and Hospital reporting unit was allocated to the North America Blood Center and North America Hospital reporting units based on their relative fair values. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due to the size and scale of the Plasma business unit.
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
In fiscal 2017 and 2016, we used the income approach, specifically the discounted cash flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.
During the fourth quarter of fiscal 2017, we performed our annual goodwill impairment test under the guidelines of ASU No. 2017-04. The results of the goodwill impairment test performed indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of North America Blood Center. For North America Blood Center, we recorded an impairment charge of $57.0 million, which represented the entire goodwill balance associated with this reporting unit. There were no other reporting units at risk of impairment as of the fiscal 2017 annual test date.
During fiscal 2016, we recorded a goodwill impairment charge of $66.3 million associated with the EMEA reporting unit. At the time the impairment assessment was performed, this represented the entire goodwill balance of this reporting unit. During the first quarter of fiscal 2017, management reorganized its internal reporting structuring such that certain components of the Americas Blood Center and Hospital operating segment became components of the EMEA operating segment. As a result, we transferred $20.5 million of goodwill to the EMEA operating segment, which represented the portion of the goodwill associated with these components. Refer to Note 5, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional details regarding the goodwill impairments recorded.
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
During fiscal 2017, 2016 and 2015, we determined that there were potential impairment indicators for certain intangible assets subject to amortization. As such, we performed the recoverability test described above for the relevant asset groups. In fiscal 2017 and 2016, we determined that the undiscounted cash flows did not support the carrying value of certain identified asset groups and made the decision to discontinue the use of and investment in these assets. Accordingly, we recorded impairment charges of $4.8 million and $25.8 million, respectively, in fiscal 2017 and 2016. The impairment charges in fiscal 2017 consisted of non-core and underperforming assets while the $25.8 million of impairment charges recorded in fiscal 2016 consisted of $18.7 million related to the write down of the SOLX intangible assets and $7.1 million related to intangible assets that were identified as part of the Company's global strategic review. In fiscal 2015, we determined that the expected undiscounted cash flows exceeded the carrying value of the asset groups identified. See Note 5, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $3.3 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. dollar would result in a $3.2 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. Total outstanding debt under our Credit Facilities for the fiscal year ended April 1, 2017 was $315.4 million with an interest rate of 2.25% based on prevailing Adjusted LIBOR rates. An increase of 100 basis points in Adjusted LIBOR rates would result in additional annual interest expense of $3.2 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Haemonetics Corporation

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries as of April 1, 2017 and April 2, 2016, and the related consolidated statements of (loss) income, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended April 1, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Haemonetics Corporation and subsidiaries at April 1, 2017 and April 2, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 1, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Haemonetics Corporation’s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2017 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
May 24, 2017

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)

	Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015

Net revenues	$886,116	$908,832	$910,373
Cost of goods sold	507,622	502,918	475,955
Gross profit	378,494	405,914	434,418
Operating expenses:
Research and development	37,556	44,965	54,187
Selling, general and administrative	301,726	317,223	337,168
Impairment of assets	58,593	92,395	5,441
Contingent consideration income	—	(4,727)	(2,918)
Total operating expenses	397,875	449,856	393,878
Operating (loss) income	(19,381)	(43,942)	40,540
Other expense, net	(8,095)	(9,474)	(9,375)
(Loss) income before (benefit) provision for income taxes	(27,476)	(53,416)	31,165
(Benefit) provision for income taxes	(1,208)	2,163	14,268
Net (loss) income	$(26,268)	$(55,579)	$16,897

Net (loss) income per share - basic	$(0.51)	$(1.09)	$0.33
Net (loss) income per share - diluted	$(0.51)	$(1.09)	$0.32

Weighted average shares outstanding
Basic	51,524	50,910	51,533
Diluted	51,524	50,910	52,089
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015

Net (loss) income	$(26,268)	$(55,579)	$16,897

Other comprehensive income (loss):
Impact of defined benefit plans, net of tax	5,220	1,431	(4,331)
Foreign currency translation adjustment	(7,336)	(1,987)	(23,710)
Unrealized (loss) gain on cash flow hedges, net of tax	(364)	(3,938)	11,371
Reclassifications into earnings of cash flow hedge losses (gains), net of tax	4,647	(8,822)	(6,464)
Other comprehensive income (loss)	2,167	(13,316)	(23,134)
Comprehensive loss	$(24,101)	$(68,895)	$(6,237)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 1, 2017	April 2, 2016

ASSETS
Current assets:
Cash and cash equivalents	$139,564	$115,123
Accounts receivable, less allowance of $2,184 at April 1, 2017 and $2,253 at April 2, 2016	152,683	157,093
Inventories, net	176,929	187,028
Prepaid expenses and other current assets	40,853	28,842
Total current assets	510,029	488,086
Property, plant and equipment, net	323,862	337,634
Intangible assets, less accumulated amortization of $215,772 at April 1, 2017 and $190,816 at April 2, 2016	177,540	204,458
Goodwill	210,841	267,840
Deferred tax asset, long term	3,988	7,055
Other long-term assets	12,449	14,055
Total assets	$1,238,709	$1,319,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$61,022	$43,471
Accounts payable	42,973	39,674
Accrued payroll and related costs	43,534	35,798
Other current liabilities	63,650	66,608
Total current liabilities	211,179	185,551
Long-term debt, net of current maturities	253,625	364,529
Long-term deferred tax liability	12,114	21,377
Other long-term liabilities	22,181	26,106
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 52,255,495 shares at April 1, 2017 and 50,932,348 shares at April 2, 2016	523	509
Additional paid-in capital	482,044	439,912
Retained earnings	289,916	316,184
Accumulated other comprehensive loss	(32,873)	(35,040)
Total stockholders’ equity	739,610	721,565
Total liabilities and stockholders’ equity	$1,238,709	$1,319,128
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 29, 2014	52,041	$520	$402,611	$433,347	$1,410	$837,888
Employee stock purchase plan	183	2	4,761	—	—	4,763
Exercise of stock options and related tax benefit	500	5	14,640	—	—	14,645
Shares repurchased	(1,174)	(11)	(9,143)	(29,879)	—	(39,033)
Issuance of restricted stock, net of cancellations	121	1	—	—	—	1
Stock-based compensation expense	—	—	14,095	—	—	14,095
Net income	—	—	—	16,897	—	16,897
Other comprehensive loss	—	—	—	—	(23,134)	(23,134)
Balance, March 28, 2015	51,671	$517	$426,964	$420,365	$(21,724)	$826,122
Employee stock purchase plan	145	1	4,340	—	—	4,341
Exercise of stock options	492	6	14,026	—	—	14,032
Shares repurchased	(1,488)	(15)	(12,367)	(48,602)	—	(60,984)
Issuance of restricted stock, net of cancellations	112	—	—	—	—	—
Stock-based compensation expense	—	—	6,949	—	—	6,949
Net loss	—	—	—	(55,579)	—	(55,579)
Other comprehensive loss	—	—	—	—	(13,316)	(13,316)
Balance, April 2, 2016	50,932	$509	$439,912	$316,184	$(35,040)	$721,565
Employee stock purchase plan	141	2	3,557	—	—	3,559
Exercise of stock options	1,048	12	29,425	—	—	29,437
Issuance of restricted stock, net of cancellations	134	—	—	—	—	—
Stock-based compensation expense	—	—	9,150	—	—	9,150
Net loss	—	—	—	(26,268)	—	(26,268)
Other comprehensive income	—	—	—	—	2,167	2,167
Balance, April 1, 2017	52,255	$523	$482,044	$289,916	$(32,873)	$739,610
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	April 1, 2017	April 2, 2016	March 28, 2015
Cash Flows from Operating Activities:
Net (loss) income	$(26,268)	$(55,579)	$16,897
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	89,733	89,911	86,053
Impairment of assets	75,348	101,243	5,877
Stock-based compensation expense	9,150	6,949	14,095
Deferred tax (benefit) expense	(6,800)	(1,038)	4,230
Unrealized loss (gain) from hedging activities	517	(2,645)	1,558
Changes in fair value of contingent consideration	—	(4,727)	(2,918)
Provision for losses on accounts receivable and inventory	11,381	13,053	4,972
Other non-cash operating activities	860	899	1,055
Change in operating assets and liabilities:
Change in accounts receivable	3,155	(10,328)	8,446
Change in inventories	(1,552)	11,896	(21,515)
Change in prepaid income taxes	1,395	(651)	10,662
Change in other assets and other liabilities	(18,253)	3,121	(8,013)
Tax benefit of exercise of stock options	—	—	3,786
Change in accounts payable and accrued expenses	21,072	(30,239)	1,993
Net cash provided by operating activities	159,738	121,865	127,178
Cash Flows from Investing Activities:
Capital expenditures	(76,135)	(102,405)	(122,220)
Proceeds from sale of property, plant and equipment	2,822	637	452
Other acquisitions and investments	—	(3,000)	—
Net cash used in investing activities	(73,313)	(104,768)	(121,768)
Cash Flows from Financing Activities:
Payments on long-term real estate mortgage	—	(943)	(1,048)
Net (decrease) increase in short-term loans	(50,727)	2,272	843
Repayment of term loan borrowings	(42,683)	(21,342)	(8,531)
Proceeds from employee stock purchase plan	3,560	4,341	4,763
Proceeds from exercise of stock options	29,437	14,032	9,290
Share repurchases	—	(60,984)	(39,033)
Other financing activities	—	—	556
Net cash used in financing activities	(60,413)	(62,624)	(33,160)
Effect of exchange rates on cash and cash equivalents	(1,571)	(12)	(4,057)
Net Change in Cash and Cash Equivalents	24,441	(45,539)	(31,807)
Cash and Cash Equivalents at Beginning of Year	115,123	160,662	192,469
Cash and Cash Equivalents at End of Year	$139,564	$115,123	$160,662
Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,850	$8,511	$8,497
Income taxes paid	$6,957	$7,829	$11,211
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$6,255	$9,663	$7,458
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Haemonetics is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers, to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets, including blood and plasma component collection, the surgical suite, and hospital transfusion services.
Blood and its components (plasma, platelets, and red cells) have many vital - and frequently life-saving - clinical applications. Plasma is used for patients with major blood loss and is manufactured into biopharmaceuticals to treat a variety of illnesses, including immune diseases and coagulation disorders. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets have many uses in patient care, including supporting cancer patients undergoing chemotherapy. Blood is essential to a modern healthcare system.
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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows, and changes in shareholders’ equity. All amounts presented, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated. Operating results for fiscal 2017 include an overstatement of inventory related charges due to the correction of capitalized manufacturing variances and corrections of certain out of period items. Absent these corrections, our operating loss for the fiscal year ended April 1, 2017 would have been $2.4 million lower than the amount included in the accompanying consolidated statements of (loss) income and comprehensive loss.
Operating results for fiscal 2016 include the correction of an overstated liability in fiscal 2014, the correction of capitalized manufacturing variances identified during fiscal 2017 and corrections of certain other out of period items, all of which were determined to be immaterial to all periods impacted. Absent these corrections, our net loss for the fiscal year ended April 2, 2016 would have been $3.5 million higher than the amount included in the accompanying consolidated statements of (loss) income and comprehensive loss.
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 19, Subsequent Events, for information pertaining to the sale of a product line which occurred after the balance sheet date but prior to the issuance of the financial statements. There were no other material subsequent events identified.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2017 and 2015 include 52 weeks with each quarter having 13 weeks. Fiscal 2016 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.
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
Revenue Recognition
Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 605, Revenue Recognition, and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We may have multiple contracts with the same customer, and each contract is typically treated as a separate arrangement. When more than one element such as equipment, disposables, and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by third-party evidence of selling price or by management's best estimate of selling price. For our software arrangements accounted for under the provisions of ASC 985-605, Software, we establish fair value of undelivered elements based upon vendor specific objective evidence.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Revenues
We offer a variety of software solutions to support our plasma, blood collection and hospital customers. We provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories, and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. For hospitals, we provide solutions to help improve patient safety, reduce cost and ensure compliance.
Our software revenues also include revenue from software sales which includes per collection or monthly subscription fees for the license and support of the software as well as hosting services. A significant portion of our software sales are perpetual licenses typically accompanied with significant implementation service fees related to software customization as well as other professional and technical service fees.
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
Cash and Cash Equivalents
Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of April 1, 2017, our cash and cash equivalents consisted of investments in United States Government Agency and institutional money market funds.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at historical cost. We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment, and furniture and fixtures over their estimated useful lives as follows:

Asset Classification	Estimated Useful Lives
Building	30-40 Years
Building improvements	5-20 Years
Plant equipment and machinery	3-15 Years
Office equipment and information technology	2-10 Years
Haemonetics equipment	3-7 Years
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
Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Maintenance and repairs are generally expensed to operations as incurred. When the repair or maintenance costs significantly extend the life of the asset, these costs may be capitalized. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the consolidated statements of (loss) income.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2017, we early adopted ASU No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. Under this amendment, entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. Our reporting units for purposes of assessing goodwill impairment are organized primarily based on operating segments and geography and include: (a) North America Plasma, (b) North America Blood Center, (c) North America Hospital, (d) Europe, Middle East, and Africa (collectively "EMEA"), (e) Asia-Pacific and (f) Japan. In the prior period, North America Blood Center and North America Hospital were components of a single reporting unit, Americas Blood Center and Hospital. During the fourth quarter of fiscal 2017, we completed certain organizational changes which resulted in the disaggregation of Americas Blood Center and Hospital into two separate reporting units.  The goodwill associated with the legacy Americas Blood Center and Hospital reporting unit was allocated to the North America Blood Center and North America Hospital reporting units based on their relative fair values. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due to the size and scale of the Plasma business unit.
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
In fiscal 2017 and 2016, we used the income approach, specifically the discounted cash flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.
During the fourth quarter of fiscal 2017, we performed our annual goodwill impairment test under the guidelines of ASU No. 2017-04. The results of the goodwill impairment test performed indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of North America Blood Center, for which we recorded an impairment charge of $57.0 million, which represented the entire goodwill balance associated with this reporting unit. There were no other reporting units at risk of impairment as of the fiscal 2017 annual test date.
During fiscal 2016, we recorded a goodwill impairment charge of $66.3 million associated with the EMEA reporting unit. At the time the impairment assessment was performed, this represented the entire goodwill balance of this reporting unit. During the first quarter of fiscal 2017, management reorganized its operating segments such that certain components of the All Other operating segment became components of the EMEA operating segment. As a result, we transferred $20.5 million of goodwill to the EMEA operating segment, which represented the portion of the goodwill associated with these components. Refer to Note 5, Goodwill and Intangible Assets, for additional details regarding the goodwill impairments recorded.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During fiscal 2017, 2016 and 2015, we determined that there were potential impairment indicators for certain intangible assets subject to amortization. As such, we performed the recoverability test described above for the relevant asset groups. In fiscal 2017 and 2016, we determined that the undiscounted cash flows did not support the carrying value of certain identified asset groups and made the decision to discontinue the use of and investment in these assets. Accordingly, we recorded impairment charges of $4.8 million and $25.8 million, respectively, in fiscal 2017 and 2016. The impairment charges in fiscal 2017 consisted of non-core and underperforming assets while the $25.8 million of impairment charges recorded in fiscal 2016 consisted of $18.7 million related to the write down of the SOLX intangible assets and $7.1 million related to intangible assets that were identified as part of the Company's global strategic review. In fiscal 2015, we determined that the expected undiscounted cash flows exceeded the carrying value of the asset groups identified. See Note 5, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 for additional information.
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
We review the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. During fiscal 2017 and fiscal 2016, we recorded $4.0 million and $6.0 million, respectively, of impairment charges related to the discontinuance of certain capitalized software projects. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.
Other Current Liabilities
Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	April 1, 2017	April 2, 2016
VAT liabilities	$4,051	$1,289
Forward contracts	966	4,210
Deferred revenue	26,485	27,053
Accrued taxes	4,407	3,876
All other	27,741	30,180
Total	$63,650	$66,608

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Liabilities
Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	April 1, 2017	April 2, 2016
Unfunded pension liability	14,060	18,067
Unrecognized tax benefit	1,627	2,283
All other	6,494	5,756
Total	$22,181	$26,106
Research and Development Expenses
All research and development costs are expensed as incurred.
Advertising Costs
All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of (loss) income. Advertising expenses were $2.5 million, $3.9 million, and $4.5 million in fiscal 2017, 2016 and 2015, respectively.
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
Income Taxes
The income tax provision is calculated for all jurisdictions in which we operate. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items which are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of our deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Significant weight has been given to our consolidated worldwide cumulative loss position for the current and prior two years.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in our consolidated statements of (loss) income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. We recorded foreign currency losses of $1.8 million, $1.4 million, and $1.1 million in fiscal 2017, 2016 and 2015, respectively.
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
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2017 and 2016, one one plasma collection customer accounted for 14% and 11% of our net revenues, respectively. In fiscal 2015 no customer accounted for more than 10% of our net revenues.
Certain other markets and industries can expose us to concentrations of credit risk. For example, in our Plasma business unit, our sales are concentrated with several large customers. As a result, our accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. Also, a portion of our trade accounts receivable outside the United States include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. We have not incurred significant losses on government receivables. We continually evaluate all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance is effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. We adopted ASU No. 2014-15 in the fourth quarter of fiscal 2017. The adoption of ASU No. 2014-15 did not have a material impact our financial position or results of operations since there was no uncertainty about our ability to continue as a going concern.
In January 2017, the FASB issued ASC Update No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The purpose of Update No. 2017-04 is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. We early adopted ASU No. 2017-04 in fiscal 2017 on a prospective basis.
3. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience, and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

(In thousands)	April 1, 2017	April 2, 2016
Warranty accrual as of the beginning of the year	$420	$531
Warranty provision	400	948
Warranty spending	(644)	(1,059)
Warranty accrual as of the end of the year	$176	$420
4. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	April 1, 2017	April 2, 2016
Raw materials	$52,052	$62,062
Work-in-process	10,400	13,180
Finished goods	114,477	111,786
Total Inventories	$176,929	$187,028
Inventories include specific charges and reserves of $11.0 million and $9.4 million for fiscal 2017 and fiscal 2016, respectively, primarily related to changes in demand for Blood Center products and the impact of the whole blood product recall in fiscal 2017.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill Impairment Testing and Charges
Under ASC Topic 350, Intangibles - Goodwill and Other, goodwill and intangible assets determined to have indefinite useful lives are not amortized. Instead these assets are evaluated for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units. Our reporting units for purposes of assessing goodwill impairment are organized primarily based on operating segments and geography and include: (a) North America Plasma, (b) North America Blood Center, (c) North America Hospital, (d) EMEA, (e) Asia-Pacific and (f) Japan. In the prior period, North America Blood Center and North America Hospital were components of a single reporting unit, Americas Blood Center and Hospital. During the fourth quarter of fiscal 2017, we completed certain organizational changes which resulted in the disaggregation of Americas Blood Center and Hospital into two separate reporting units. The goodwill associated with the legacy Americas Blood Center and Hospital reporting unit was allocated to the North America Blood Center and North America Hospital reporting units based on their relative fair values. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due the size and scale of the Plasma business unit.
In fiscal 2017, we early adopted ASU No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. Under this amendment, entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. We utilized a discounted cash flow approach in order to value our reporting units for the test, which required that we forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that was derived, in part, from comparable companies within similar industries. The discounted cash flow calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit. We believe that our procedures for estimating discounted future cash flows, including the terminal valuation, were reasonable and consistent with market conditions at the time of estimation. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.
The results of the goodwill impairment test performed in the fourth quarter of fiscal 2017 indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values, with the exception of North America Blood Center. For North America Blood Center we recorded an impairment charge of $57.0 million, which represented the entire goodwill balance associated with this reporting unit. There were no other reporting units at risk of impairment as of the fiscal 2017 annual test date.
During fiscal 2016, we recorded a goodwill impairment charge of $66.3 million associated with the EMEA reporting unit. At the time the impairment assessment was performed, this represented the entire goodwill balance of this reporting unit. During the first quarter of fiscal 2017, management reorganized its operating segments such that certain components of the Americas Blood Center and Hospital operating segment became components of the EMEA operating segment. As a result, we transferred $20.5 million of goodwill to the EMEA operating segment, which represented the portion of the goodwill associated with these components.
The changes in the carrying amount of goodwill by operating segment for fiscal 2017 and 2016 are as follows:

(In thousands)	Japan	EMEA	North America Plasma	All Other	Total
Carrying amount as of March 28, 2015	$24,899	$72,695	$26,415	$210,301	$334,310
Impairment charge	—	(66,305)	—	—	(66,305)
Transfer of goodwill between segments	—	(6,390)	—	6,390	—
Currency translation	(16)	—	—	(149)	(165)
Carrying amount as of April 2, 2016	$24,883	$—	$26,415	$216,542	$267,840
Impairment charge	—	—	—	(56,989)	(56,989)
Transfer of goodwill between segments	—	20,545	—	(20,545)	—
Currency translation	(3)	(2)	—	(5)	(10)
Carrying amount as of April 1, 2017	$24,880	$20,543	$26,415	$139,003	$210,841

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Asset Impairment
During fiscal 2017, we impaired $4.8 million of intangible assets as a result of our review of non-core and underperforming assets and our decision to discontinue the use of and investment in certain assets, of which $4.0 million was included within cost of goods sold and $0.8 million was included within impairment of assets on the consolidated statements of (loss) income. These impairments impacted our All Other reportable segment.
During fiscal 2016, we recorded intangible asset impairment charges of $25.8 million, of which $6.6 million was included within cost of goods sold, while the remaining $19.2 million was included within impairment of assets on the consolidated statements of (loss) income. Of these intangible impairments, $6.6 million related to EMEA and the remaining $19.2 million related to our All Other reportable segment. These impairment charges primarily related to the SOLX technology acquired from Hemerus Medical, LLC, which resulted in impairment charges of $18.7 million and included the reversal of the $4.9 million of contingent consideration associated with the acquisition. The remaining $7.1 million of impairment charges recorded in fiscal 2016 was due to changes in the strategic direction of the Company.
The gross carrying amount of intangible assets and the related accumulated amortization as of April 1, 2017 and April 2, 2016 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization(1)	Net
As of April 1, 2017
Amortizable:
Patents	$9,183	$8,043	$1,140
Capitalized software	49,948	21,563	28,385
Other developed technology	117,712	72,594	45,118
Customer contracts and related relationships	194,876	108,073	86,803
Trade names	7,017	5,499	1,518
Total	$378,736	$215,772	$162,964
Non-amortizable:
In-process software development	$12,743
In-process patents	1,833
Total	$14,576

(In thousands)	Gross Carrying Amount	Accumulated Amortization(1)	Net
As of April 2, 2016
Amortizable:
Patents	$8,545	$7,542	$1,003
Capitalized software	40,488	14,791	25,697
Other developed technology	126,142	73,475	52,667
Customer contracts and related relationships	196,085	89,804	106,281
Trade names	7,083	5,204	1,879
Total	$378,343	$190,816	$187,527
Non-amortizable:
In-process software development	$14,427
In-process patents	2,504
Total	$16,931
(1)Includes impairment of SOLX and other intangible assets, as discussed above.
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are 2 to 19 years. The changes to the net carrying value of our intangible assets from April 2, 2016 to April 1, 2017 reflect the impact of amortization expense and impairments of intangible assets, partially offset by the investment in capitalized software.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for amortized intangible assets for fiscal 2017 and 2016 was $37.2 million and $59.3 million, respectively, which included $4.0 million and $25.4 million, respectively, of amortization expense as a result of the intangible asset impairments discussed above. Fiscal 2015 amortization expense was $33.5 million. Future annual amortization expense on intangible assets is estimated to be as follows:

(In thousands)
Fiscal 2018	$31,495
Fiscal 2019	$30,089
Fiscal 2020	$28,091
Fiscal 2021	$26,190
Fiscal 2022	$25,485
6. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the fiscal year ended April 1, 2017, 41.0% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
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
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of April 1, 2017 and April 2, 2016 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income (loss) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $68.4 million as of April 1, 2017 and $107.4 million as of April 2, 2016.
During fiscal 2017, we recognized net losses of $4.6 million in earnings on our cash flow hedges, compared to recognized net gains of $8.8 million and $6.5 million during fiscal 2016 and 2015, respectively. For the fiscal year ended April 1, 2017, a $0.5 million loss, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of any designated foreign currency hedge contracts that are, or previously were, designated as foreign currency cash flow hedges, as compared to a loss of $3.9 million, net of tax, for the fiscal year ended April 2, 2016 and a gain of $12.2 million, net of tax, for the fiscal year ended March 28, 2015. At April 1, 2017, losses of $0.5 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of April 1, 2017 mature within twelve months.
Non-Designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $55.4 million as of April 1, 2017 and $48.8 million as of April 2, 2016.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps
On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps") on a total notional value of $250.0 million of debt. The Swaps are amortizing and mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. As of April 1, 2017, the notional amount of these Swaps was $50.0 million. For fiscal 2017, 2016 and 2015, we recorded nominal activity in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.
Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in our consolidated statements of loss and comprehensive loss for the fiscal year ended April 1, 2017.

Derivative Instruments	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of (Loss) Income and Comprehensive Loss	Amount of Gain Excluded from Effectiveness Testing (*)	Location in Consolidated Statements of (Loss) Income and Comprehensive Loss
(In thousands)
Designated foreign currency hedge contracts, net of tax	$(524)	$(4,647)	Net revenues, COGS, and SG&A	$636	Other expense, net
Non-designated foreign currency hedge contracts	—	—		$221	Other expense, net
Designated interest rate swaps, net of tax	$160		Other expense, net	$—
(*) We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of April 1, 2017 or April 2, 2016. As of April 1, 2017, we have not recognized any deferred tax assets or deferred tax liabilities for designated foreign currency hedges.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of April 1, 2017, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets:

(In thousands)	Location in Balance Sheet	April 1, 2017	April 2, 2016
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,645	$335
Non-designated foreign currency hedge contracts	Other current assets	218	92
Designated interest rate swaps	Other current assets	64	—
		$1,927	$427
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$894	$3,910
Non-designated foreign currency hedge contracts	Other current liabilities	$72	$146
Designated interest rate swaps	Other current liabilities	—	154
		$966	$4,210
Other Fair Value Measurements
ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In accordance with ASC Topic 820, for the fiscal years ended April 1, 2017 and April 2, 2016, we applied the requirements under ASC Topic 820 to our non-financial assets and non-financial liabilities.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following:

As of April 1, 2017	Level 1	Level 2	Total
(In thousands)
Assets
Money market funds	$80,676	$—	$80,676
Designated foreign currency hedge contracts	—	1,645	1,645
Non-designated foreign currency hedge contracts	—	218	218
Designated interest rate swaps	—	64	64
	$80,676	$1,927	$82,603
Liabilities
Designated foreign currency hedge contracts	$—	$894	$894
Non-designated foreign currency hedge contracts	$—	$72	$72
	$—	$966	$966

As of April 2, 2016	Level 1	Level 2	Total
(In thousands)
Assets
Money market funds	$72,491	$—	$72,491
Designated foreign currency hedge contracts	—	335	335
Non-designated foreign currency hedge contracts	—	92	92
	$72,491	$427	$72,918
Liabilities
Designated foreign currency hedge contracts	$—	$3,910	$3,910
Non-designated foreign currency hedge contracts	—	146	146
Designated interest rate swaps	—	154	154
	$—	$4,210	$4,210
Other Fair Value Disclosures
The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value. Details pertaining to the Term Loan can be found in Note 7, Notes Payable and Long-Term Debt.
7. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

(In thousands)	April 1, 2017	April 2, 2016
Term loan, net of financing fees	$314,218	$406,175
Bank loans and other borrowings	429	1,825
Less current portion	(61,022)	(43,471)
Long-term debt	$253,625	$364,529
On August 1, 2012, we entered into a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provided for a $475.0 million term loan ("Term Loan") and a $50.0 million revolving loan (“Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). On June 30, 2014, we modified our existing Credit Facilities by extending the maturity date to July 1, 2019, extending the principal repayments of the Term Loan, and modifying certain restrictive covenants to allow greater operational flexibility and enhanced near term liquidity. The amended Credit Agreement provides for a $100.0 million Revolving Credit Facility and establishes interest rates in the range of LIBOR plus 1.125% to 1.500% depending on certain conditions. At April 1, 2017, $315.4 million was outstanding under the Term Loan with an interest rate of 2.25% and no amount was outstanding on the Revolving Credit Facility. No additional amounts were borrowed

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a result of this modification. The fair value of debt approximates its current value of approximately $315.4 million as of April 1, 2017.
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
Interest for the Credit Facilities was based on Adjusted LIBOR plus a range of 1.125% to 1.500% depending on the achievement of leverage ratios and customary credit terms which included financial and negative covenants. Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. The current margin of the Term Loan is 1.250% over Adjusted LIBOR and our effective interest rate inclusive of prepaid financing costs and other fees was approximately 2.25% as of April 1, 2017. The Term Loan or portions thereof may be prepaid at any time, or from time to time without penalty. Once repaid, such amount may not be re-borrowed.
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
Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of April 1, 2017, we were in compliance with the covenants. The goodwill and intangible asset impairment charges discussed in Note 5, Goodwill and Intangible Assets, and the property, plant and equipment impairment charges discussed in Note 12, Property Plant and Equipment, are excluded from the definition of Consolidated EBITDA in the Credit Agreement.
Commitment fee
Pursuant to the Credit Agreement, we are required to pay the Lenders, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our Consolidated Total Leverage Ratio. The commitment fee ranges from 0.175% to 0.300%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.200%.
Debt issuance costs and interest
Expenses associated with the issuance of the Term Loan were capitalized and are amortized to interest expense over the life of the term loan using the effective interest method. As of April 1, 2017, the $315.4 million term loan balance was netted down by the $1.2 million of remaining debt discount, resulting in a net note payable of $314.2 million.
Interest expense was $7.9 million and $8.5 million for fiscal years ended April 1, 2017 and April 2, 2016, respectively. Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheets. As of both April 1, 2017 and April 2, 2016, we had an insignificant amount of accrued interest associated with our outstanding debt.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity Profile
The maturity profile of all gross long-term debt, exclusive of debt discounts, as of April 1, 2017 is presented below:

Fiscal year (in thousands)	Credit Facilities	Bank loans and other borrowings	Total
2018	$61,654	$156	$61,810
2019	194,445	138	194,583
2020	59,282	100	59,382
2021	—	28	28
2022	—	2	2
Thereafter	—	5	5
	$315,381	$429	$315,810
8. INCOME TAXES
Domestic and foreign income before provision for income tax is as follows:

(In thousands)	2017	2016	2015
Domestic	$(44,724)	$(18,526)	$(17,265)
Foreign	17,248	(34,890)	48,430
Total	$(27,476)	$(53,416)	$31,165
The income tax provision from continuing operations contains the following components:

(In thousands)	2017	2016	2015
Current
Federal	$(1,424)	$12	$3,526
State	436	(660)	898
Foreign	6,580	3,842	5,614
Total current	$5,592	$3,194	$10,038
Deferred
Federal	(8,711)	3,532	1,227
State	(953)	319	3,215
Foreign	2,864	(4,882)	(212)
Total deferred	$(6,800)	$(1,031)	$4,230
Total	$(1,208)	$2,163	$14,268
Our subsidiary in Puerto Rico has been granted a fifteen year tax grant which expires in calendar 2027. Our qualification for the tax grant is dependent on the continuation of our manufacturing activities in Puerto Rico. We benefit from a reduced tax rate on our earnings in Puerto Rico under the tax grant.
Our subsidiary in Switzerland operates as a principal company for direct federal tax purposes. Operating under this structure affords our Swiss subsidiary a reduced tax rate in Switzerland. Our Swiss subsidiary also operates under a 10 year tax holiday set to expire in fiscal 2018.
Our subsidiary in Malaysia has been granted a full income tax exemption to manufacture whole blood and apheresis devices that could be in effect for up to ten years, provided certain conditions are satisfied. The income tax exemption was in effect beginning June 1, 2016.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax affected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	April 1, 2017	April 2, 2016
Deferred tax assets:
Depreciation	$934	$1,749
Amortization of intangibles	1,150	4,417
Inventory	7,419	7,607
Hedging	—	382
Accruals, reserves and other deferred tax assets	13,907	12,590
Net operating loss carry-forward	11,742	13,484
Stock based compensation	6,014	9,622
Tax credit carry-forward, net	17,852	16,191
Gross deferred tax assets	59,018	66,042
Less valuation allowance	(25,872)	(24,297)
Total deferred tax assets (after valuation allowance)	33,146	41,745
Deferred tax liabilities:
Depreciation	(30,422)	(28,972)
Amortization of goodwill and intangibles	(7,732)	(23,626)
Unremitted earnings	(1,065)	(700)
Other deferred tax liabilities	(2,053)	(2,769)
Total deferred tax liabilities	(41,272)	(56,067)
Net deferred tax liabilities	$(8,126)	$(14,322)
The valuation allowance increased by $1.6 million during fiscal 2017, primarily as the result of discrete valuation allowance establishments in several of our foreign subsidiaries, current year income and loss and tax credits generated in domestic and foreign jurisdictions in which we have concluded that our deferred tax assets are not more-likely-than-not realizable and the impact of foreign exchange. In determining the need for a valuation allowance, we have given consideration for our worldwide cumulative loss position, resulting from significant impairment and restructuring charges incurred in fiscal 2017 and 2016, when assessing the weight of the sources of taxable income that can be used to support the realizability of our deferred tax assets. We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. We have also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of April 1, 2017 includes deferred tax liabilities related to amortizable tax basis in goodwill, which are indefinite lived and are not considered to be a source of taxable income.
As of April 1, 2017, we maintain a valuation allowance against our U.S. net deferred tax assets that are not more-likely-than-not realizable and a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.
As of April 1, 2017, we have U.S. federal net operating loss carry-forwards of approximately $23.3 million, U.S. state net operating loss carry-forwards of $33 million, federal tax credit carry-forwards of $15.1 million and state tax credit carry-forwards of $4.2 million that are available to reduce future taxable income. A portion of the federal net operating losses are subject to an annual limitation due to the ownership change limitations set forth under Internal Revenue Code Sections 382. Certain of the aforementioned amounts have not been recognized because they relate to excess stock based compensation. At April 1, 2017, $4.0 million of the federal net operating loss carry-forwards, $5.2 million of the state net operating loss carry-forwards, none of the federal tax credit carry-forwards and none of the state tax credit carry-forwards relate to excess stock based compensation tax deductions. We will record these off balance sheet net operating losses as a deferred tax asset, offset with an increase in the valuation allowance upon the adoption of ASU 2016-09. The federal and state net operating losses begin to expire in fiscal 2022 and 2019, respectively. The federal and state tax credits begin to expire in fiscal 2024 and 2025, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net operating loss and tax credit carry-forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forward to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
As of April 1, 2017, we have foreign net operating losses of approximately $19.2 million that are available to reduce future income having unlimited carry-forward.
As of April 1, 2017, we have provided $1.1 million of U.S. deferred taxes on approximately $8.4 million of unremitted earnings which are not indefinitely reinvested. Of this amount, $0.1 million affected the Company's effective tax rate in fiscal 2017. We have not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $233.0 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as our subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. We do not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.
The income tax provision from continuing operations differs from tax provision computed at the 35.0% U.S. federal statutory income tax rate due to the following:

(In thousands)	2017		2016		2015
Tax at federal statutory rate	$(9,616)	35.0%	$(18,695)	35.0%	$10,907	35.0%
Difference between U.S. and foreign tax	137	(0.5)%	10,645	(19.9)%	(6,929)	(22.2)%
State income taxes net of federal benefit	(495)	1.8%	134	(0.3)%	(818)	(2.6)%
Change in uncertain tax positions	862	(3.1)%	(1,820)	3.4%	(1,762)	(5.7)%
Unremitted earnings	330	(1.2)%	735	(1.4)%	—	—%
Deferred statutory rate changes	(383)	1.4%	(2,653)	5.0%	—	—%
Non-deductible goodwill impairment	3,703	(13.5)%	2,861	(5.4)%	—	—%
Non-deductible expenses	896	(3.2)%	1,491	(2.8)%	1,237	4.0%
Research credits	(561)	2.0%	(672)	1.3%	(1,000)	(3.2)%
Tax amortization of goodwill	(10,564)	38.4%	4,185	(7.8)%	3,826	12.3%
Valuation allowance	13,505	(49.2)%	5,194	(9.7)%	8,524	27.4%
Other, net	978	(3.5)%	758	(1.4)%	283	0.8%
Income tax (benefit) provision	$(1,208)	4.4%	$2,163	(4.0)%	$14,268	45.8%
We recorded an income tax benefit of $1.2 million, representing an effective tax rate of 4.4%. The effective tax rate differs from the U.S. statutory rate of 35.0% primarily as a result of the jurisdictional mix of earnings and losses generated in the U.S. and certain foreign subsidiaries that have a valuation allowance and therefore cannot be benefited. Other significant items impacting the rate include the tax provision related to the amortization of U.S. goodwill for tax purposes which gives rise to an indefinite lived deferred tax liability and the current year goodwill impairments. We have recorded a $0.1 million tax provision associated with the portion of unremitted foreign earnings that are not considered indefinitely reinvested.
Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of April 1, 2017, we had $3.4 million of unrecognized tax benefits, of which $1.5 million would impact the effective tax rate, if recognized. As of April 2, 2016, we had $2.5 million of unrecognized tax benefits, of which $0.6 million would impact the effective tax rate, if recognized. At March 28, 2015, we had $7.1 million of unrecognized tax benefits, all of which $2.0 million would impact the effective tax rate, if recognized.
During the fiscal year ended April 1, 2017 our unrecognized tax benefits were increased by $0.8 million. An increase of $1.3 million in our uncertain tax positions was triggered by a reduction in workforce which impacts a previously negotiated tax holiday that requires us to maintain certain levels of headcount for a multi-year period. The establishment of this tax reserve is offset by the release of other reserves as a result of the closure of tax statutes of limitations.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal years ended April 1, 2017, April 2, 2016 and March 28, 2015:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Beginning Balance	$2,523	$7,070	$5,604
Additions for tax positions of prior years	1,279	340	3,234
Reductions of tax positions	(29)	(4,158)	—
Settlements with taxing authorities	—	—	(338)
Closure of statute of limitations	(403)	(729)	(1,430)
Ending Balance	$3,370	$2,523	$7,070
As of April 1, 2017 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.5 million in the next twelve months, as a result of closure of various statutes of limitations and potential settlements with tax authorities.
Our historic practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.2 million and $0.4 million of gross interest and penalties were accrued at April 1, 2017 and April 2, 2016, respectively, and is not included in the amounts above. There was a benefit included in tax expense associated with accrued interest and penalties of $0.2 million, $0.3 million and $0.3 million for the periods ended April 1, 2017, April 2, 2016 and March 28, 2015, respectively.
We conduct business globally and, as a result, file consolidated and separate federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With a few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2014 and foreign income tax examinations for years before fiscal 2012. To the extent that we have tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

9. COMMITMENTS AND CONTINGENCIES
We lease facilities and certain equipment under operating leases expiring at various dates through fiscal 2028. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.
Approximate future basic rental commitments under operating leases as of April 1, 2017 are as follows:

Fiscal Year
(In thousands)
2018	$4,298
2019	2,966
2020	1,906
2021	1,722
2022	1,623
Thereafter	7,031
$19,546
Rent expense in fiscal 2017, 2016, and 2015 was $6.2 million, $6.8 million and $6.3 million, respectively. Some of the Company's operating leases include renewal provisions, escalation clauses and options to purchase the facilities that we lease.
We are presently engaged in various legal actions, and although our ultimate liability cannot be determined at the present time, we believe, based on consultation with counsel, that any such liability will not materially affect our consolidated financial position or our results of operations.
Italian Employment Litigation
Our Italian manufacturing subsidiary is party to several actions initiated by former employees of our facility in Ascoli-Piceno, Italy. We ceased operations at the facility in fiscal 2014 and sold the property in fiscal 2017. These include actions claiming (i)

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void, and (iii) rights to payment of the extra time used for changing into and out of their working clothes at the beginning and end of each shift.
In addition, a union represented in the Ascoli plant filed an action alleging that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office, and (iii) excluding the union from certain meetings.
Finally, we have been added as defendants on claims filed against Pall Corporation prior to our acquisition of the plant in August 2012. These claims relate to agreements to "freeze" benefit allowances for a certain period in exchange for Pall's commitments on hiring and plant investment.
As of April 1, 2017, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.4 million. At this point in the proceedings, we believe the losses are unlikely and therefore no amounts have been accrued. In the future, we may receive adverse rulings from the courts which could change our judgment on these cases.
SOLX Arbitration
In July 2016, H2 Equity, LLC, formerly known as Hemerus Corporation, filed an arbitration claim for $17 million in milestone and royalty payments allegedly owed as part of our acquisition of the filter and storage solution business from Hemerus Medical, LLC ("Hemerus") in fiscal 2014. The acquired storage solution is referred to as SOLX.
At the closing in April 2013, Haemonetics paid Hemerus a total of $24 million and agreed to a $3 million milestone payment due when the U.S. Food and Drug Administration ("FDA") approved a new indication for SOLX (the “24-Hour Approval”) using a filter acquired from Hemerus. We also agreed to make future royalty payments up to a cumulative maximum of $14 million based on the sale of products incorporating SOLX over a ten year period.
Due to performance issues with the Hemerus filter, Haemonetics filed for, and received, the 24-Hour Approval using a Haemonetics filter.  Accordingly, Haemonetics did not pay Hemerus the $3 million milestone payment because the 24-Hour Approval was obtained using a Haemonetics filter, not a Hemerus filter. In addition, we have not paid any royalties to date as we have not made any sales of products incorporating SOLX.
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
Product Recall
In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our blood center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood labeled as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. As a result of the recall, we have recorded total charges of $7.1 million during fiscal 2017, which consists of $3.7 million of charges associated with customer returns and inventory reserves and $3.4 million of charges associated with customer claims, as discussed below. We may record incremental charges in future periods.
We determined that the affected sets were distributed between April and June 2016. Credits have been issued to customers who returned affected sets purchased during this period. During fiscal 2017, we recorded charges of $3.7 million, which consisted of $2.5 million of sales returns, $1.1 million of net inventory reserves for the affected collection sets on-hand that had not yet been shipped to customers and $0.1 million of freight expenses.
The $3.4 million of charges associated with customer claims are based on claims seeking reimbursement for $14.2 million in losses sustained as a result of the recall. We believe it is probable that we will incur expenses as a result of these claims and that our range of loss is $3.4 million to $14.2 million, however, we do not have sufficient information to develop a best estimate within this range. Accordingly, we have recorded a liability of $3.4 million, which represents the low end of the range. While the customers making these claims purchased substantially all the affected units, incremental charges may be recorded in future periods as additional customer returns and claims data becomes available. We have an enforceable insurance policy in

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

place which we believe provides coverage for a portion of the claims received to date. Accordingly, as of April 1, 2017, we had an insurance receivable of $2.9 million. We will assess the potential for additional insurance recoveries as we receive more information about customer claims in future reporting periods.
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
The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 19,824,920. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one share for every one share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 3.02 shares for every one share granted. The total shares available for future grant as of April 1, 2017 were 5,045,728.
Stock-Based Compensation
Compensation cost related to stock-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of stock-based compensation expense, which is recorded on a straight line basis, was as follows:

(In thousands)	2017	2016	2015
Selling, general and administrative expenses	$6,894	$5,183	$11,251
Research and development	1,549	1,060	1,706
Cost of goods sold	707	706	1,138
	$9,150	$6,949	$14,095
We did not recognize an income tax benefit associated with our stock-based compensation arrangements for the fiscal years ended April 1, 2017 and April 2, 2016. We recognized an income tax benefit associated with our stock-based compensation arrangements of $4.5 million for the fiscal year ended March 28, 2015. There was no excess cash tax benefit classified as a financing cash inflow in fiscal 2017 and 2016. The excess cash tax benefit classified as a financing cash inflow in fiscal 2015 was $1.6 million.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the fiscal year ended April 1, 2017 is as follows:

	Options Outstanding (shares)	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at April 2, 2016	2,951,183	$33.59	3.34	$9,684
Granted	501,127	32.47
Exercised	(1,083,824)	28.79
Forfeited/Canceled	(329,691)	35.95
Outstanding at April 1, 2017	2,038,795	$35.51	3.88	$10,963

Exercisable at April 1, 2017	1,284,592	$37.04	2.66	$5,129

Vested or expected to vest at April 1, 2017	1,906,548	$35.69	4.24	$9,937
The total intrinsic value of options exercised was $8.3 million, $4.5 million, and $5.6 million during fiscal 2017, 2016, and 2015, respectively.
As of April 1, 2017, there was $4.9 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 3.09 years.
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
The assumptions utilized for option grants during the periods presented are as follows:

	2017	2016	2015
Volatility	24.0%	22.8%	22.5%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	1.2%	1.4%	1.5%
Dividend yield	0.0%	0.0%	0.0%
Fair value per option	$7.61	$7.40	$7.91
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
A summary of RSU activity for the fiscal year ended April 1, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	380,871	$34.33
Granted	212,105	32.61
Vested	(150,113)	34.98
Forfeited	(101,222)	33.70
Unvested at April 1, 2017	341,641	$33.16

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested were as follows:

(In thousands, except per share data)	2017	2016	2015
Grant-date fair value per RSU	$32.61	$33.19	$34.89
Fair value of RSUs vested	$34.98	$36.07	$36.62
As of April 1, 2017, there was $8.4 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.87 years.
Performance Stock Units
The grant date fair value of Performance Stock Units ("PSUs"), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is based on relative shareholder return which equals total shareholder return for the Company as compared to total shareholder return of the PSU comparison group, measured over a three year performance period. Depending on the Company's relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. As a result, we may issue up to 569,250 shares related to these awards. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the Company's comparison group.
PSUs granted in fiscal 2016 and 2015 have a comparison group consisting of the Standard and Poor's ("S&P") Health Care Equipment Index, while PSUs granted in fiscal 2017 have a comparison group consisting of the S&P Small Cap 600 and the S&P Mid Cap 400 indices.
In addition to these relative shareholder return PSUs, the Company's Chief Executive Officer, upon hire, received a PSU grant with performance conditions based on the financial results of the Company and other internal metrics.
A summary of PSU activity for the fiscal year ended April 1, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	102,336	$31.38
Granted	228,884	34.07
Vested	—	—
Forfeited	(46,595)	30.68
Unvested at April 1, 2017	284,625	$33.66
The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	2017	2016	2015
Expected stock price volatility	26.39%	22.27%	20.08%
Peer group stock price volatility	33.86%	31.95%	31.52%
Correlation of returns	51.17%	26.27%	30.52%
The weighted-average grant-date fair value of PSUs granted was $34.07, $29.20 and $35.09 in fiscal 2017, 2016, and 2015 respectively.
As of April 1, 2017, there was $7.8 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 2.29 years.
Market Stock Units
The Company used the Monte Carlo model to determine the fair value of each market stock unit granted in fiscal 2016 and 2015. The grant date fair value of Market Stock Units ("MSUs"), adjusted for estimated forfeitures, was recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these MSUs was based the performance of Haemonetics’ stock through March 31, 2017. Because Haemonetics' stock was below the minimum threshold

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $50 per share during the relevant measurement period, the holders received no market share units upon vesting. There were no MSUs granted in fiscal 2017.
A summary of MSU activity for the fiscal year ended April 1, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 2, 2016	152,968	$24.84
Granted	—	—
Vested	(116,550)	—
Forfeited	(36,418)	13.42
Unvested at April 1, 2017	—	$—
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) under which a maximum of 3,200,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of our full-time employees are eligible to participate in the Purchase Plan.
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
The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Volatility	31.3%	21.1%	23.7%
Expected life (months)	6	6	6
Risk-free interest rate	—%	0.2%	0.1%
Dividend Yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $7.79, $7.80, and $7.09 during fiscal 2017, 2016, and 2015, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. EARNINGS PER SHARE (“EPS”)
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2017	2016	2015
Basic EPS
Net (loss) income	$(26,268)	$(55,579)	$16,897
Weighted average shares	51,524	50,910	51,533
Basic (loss) income per share	$(0.51)	$(1.09)	$0.33
Diluted EPS
Net (loss) income	$(26,268)	$(55,579)	$16,897
Basic weighted average shares	51,524	50,910	51,533
Net effect of common stock equivalents	—	—	556
Diluted weighted average shares	51,524	50,910	52,089
Diluted (loss) income per share	$(0.51)	$(1.09)	$0.32
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For fiscal 2017 and 2016, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect. Fiscal 2015 weighted average shares outstanding, assuming dilution, excludes the impact of 1.6 million stock options and restricted share units because either the effect would have been anti-dilutive or the performance criteria related to the units had not yet been met.
12. PROPERTY, PLANT AND EQUIPMENT
Property and equipment consisted of the following:

(In thousands)	April 1, 2017	April 2, 2016
Land	$7,389	$7,905
Building and building improvements	109,933	117,132
Plant equipment and machinery	253,693	238,549
Office equipment and information technology	129,753	127,019
Haemonetics equipment	306,714	295,853
Total	807,482	786,458
Less: accumulated depreciation and amortization	(483,620)	(448,824)
Property, plant and equipment, net	$323,862	$337,634
During fiscal 2017, we impaired $13.3 million of property, plant and equipment as a result of our review of non-core and underperforming assets and our decision to discontinue the use of and investment in certain assets, of which $0.8 million was included within impairment of assets on the consolidated statements of (loss) income and the remaining $12.5 million was included within cost of goods sold. These impairments impacted Americas Blood Center and Hospital, North America Plasma and EMEA segments by $10.6 million, $1.7 million and $1.0 million, respectively.
During fiscal 2016, we impaired $9.1 million of property, plant and equipment as a result of our global strategic review, of which $6.9 million was included within impairment of assets on the consolidated statements of (loss) income and the remaining $2.2 million was included within cost of goods sold. These impairments impacted our Americas Blood Center and Hospital and EMEA segments by $3.0 million and $6.1 million, respectively.
Depreciation expense was $66.5 million and $56.8 million in fiscal 2017 and fiscal 2016, respectively, which includes $10.0 million and $0.8 million, respectively, of additional depreciation expense due to asset impairments. Depreciation expense was $52.6 million for fiscal 2015.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. RETIREMENT PLANS
Defined Contribution Plans
We have a Savings Plus Plan (the "Plan") that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the Plan based upon pre-established rates. Our matching contributions amounted to approximately $5.1 million, $5.4 million, and $5.8 million in fiscal 2017, 2016, and 2015, respectively. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the Plan in fiscal 2017, 2016, or 2015.
Some of our subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.8 million in both fiscal 2017 and 2016 and $1.0 million in fiscal 2015.
Defined Benefit Plans
ASC Topic 715, Compensation — Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit post retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status in comprehensive loss on its consolidated statement of stockholders’ equity and consolidated statement of comprehensive income (loss).
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
Some of the our foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2017	2016	2015
Service cost	$3,404	$3,560	$2,979
Interest cost on benefit obligation	287	371	686
Expected return on plan assets	(308)	(330)	(449)
Actuarial loss	532	598	107
Amortization of unrecognized prior service cost	(119)	(38)	(29)
Amortization of unrecognized transition obligation	37	42	45
Settlement loss recognized	289	—	—
Totals	$4,122	$4,203	$3,339

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	April 1, 2017	April 2, 2016
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(37,919)	$(40,567)
Service cost	(3,404)	(3,560)
Interest cost	(287)	(371)
Benefits paid	1,291	3,780
Actuarial gain	4,615	424
Employee and plan participants contribution	(2,463)	(1,839)
Plan amendments	—	833
Plan settlements	6,960	—
Foreign currency changes	(138)	3,381
Benefit obligation, end of year	$(31,345)	$(37,919)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$19,852	$23,165
Company contributions	1,788	1,987
Benefits paid	(1,192)	(3,779)
Gain on plan assets	414	446
Employee and plan participants contributions	2,424	1,861
Plan settlements	(6,850)	—
Foreign currency changes	849	(3,828)
Fair value of Plan Assets, end of year	$17,285	$19,852
Funded Status*	$(14,060)	$(18,067)
Unrecognized net actuarial loss	4,319	10,168
Unrecognized initial obligation	—	37
Unrecognized prior service cost	(1,019)	(1,186)
Net amount recognized	$(10,760)	$(9,048)
* The unfunded status is all non-current
One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts which do not qualify as plan assets under ASC Topic 715. Accordingly that plan has no assets included in the information presented above. The total liability for this plan was $8.8 million and $8.7 million as of April 1, 2017 and April 2, 2016, respectively, and the total asset value associated with the reinsurance contracts was $5.4 million as of both April 1, 2017 and April 2, 2016.
The accumulated benefit obligation for all plans was $28.7 million and $36.4 million for the fiscal year ended April 1, 2017 and April 2, 2016, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of April 1, 2017 and April 2, 2016.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in our accumulated other comprehensive loss related to our defined benefit plans, net of tax, are as follows (in thousands):

Balance, March 29, 2014	$(4,592)
Obligation at transition	(19)
Actuarial loss	(6,198)
Prior service cost	1,886
Balance as of March 28, 2015	$(8,923)
Obligation at transition	33
Actuarial loss	681
Prior service cost	717
Balance as of April 2, 2016	$(7,492)
Obligation at transition	32
Actuarial loss	5,126
Prior service cost	63
Balance as of April 1, 2017	$(2,271)
We expect to amortize $0.2 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2018.
The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2017	2016	2015
Discount rate	0.76%	0.72%	0.93%
Rate of increased salary levels	1.43%	1.58%	1.65%
Expected long-term rate of return on assets	1.10%	1.20%	1.68%
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
ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of April 1, 2017. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 6, Derivatives and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.
Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at April 1, 2017. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments are as follows:

(in thousands)
Fiscal 2018	$1,396
Fiscal 2019	1,451
Fiscal 2020	1,394
Fiscal 2021	1,411
Fiscal 2022	1,617
Fiscal 2023-2027	6,869
$14,138
The Company's contributions for fiscal 2018 are expected to be consistent with the current year.
14. SEGMENT AND ENTERPRISE-WIDE INFORMATION
We determine our reportable segments by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Our operating segments are based primarily on geography. North America Plasma is a separate operating segment with dedicated segment management due the size and scale of the Plasma business unit. We aggregate components within an operating segment that have similar economic characteristics.
The Company’s reportable segments are as follows:

•	Japan

•	EMEA

•	North America Plasma

•	All Other
The Company has aggregated the Americas Blood Center and Hospital and Asia - Pacific operating segments into the All Other reportable segment based upon their similar operational and economic characteristics, including similarity of operating margin.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by business segment is presented below:

(In thousands)	2017	2016	2015
Net revenues
Japan	$74,695	$84,270	$83,547
EMEA	198,396	204,192	219,153
North America Plasma	309,718	279,803	240,705
All Other	316,771	342,249	340,427
Net revenues before foreign exchange impact	899,580	910,515	883,832
Effect of exchange rates	(13,464)	(1,683)	26,541
Net revenues	$886,116	$908,832	$910,373

(In thousands)	2017	2016	2015
Segment operating income
Japan	$32,906	$38,280	$36,843
EMEA	49,105	47,168	60,101
North America Plasma	105,253	109,220	89,092
All Other	109,296	120,562	131,471
Segment operating income	296,560	315,230	317,507
Corporate operating expenses	176,372	199,072	193,910
Effect of exchange rates	(4,772)	3,546	13,906
Restructuring and turnaround costs	34,337	42,185	69,697
Deal amortization	27,107	28,958	30,184
Impairment of assets	73,353	97,230	—
Contingent consideration income	—	(4,727)	(2,918)
Operating (loss) income	$(19,381)	$(43,942)	$40,540

(In thousands)	2017	2016	2015
Depreciation and amortization
Japan	$827	$774	$767
EMEA	4,255	5,146	5,045
North America Plasma	13,022	12,944	11,229
All Other	71,629	71,047	69,012
Total depreciation and amortization (excluding impairment charges)	$89,733	$89,911	$86,053

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
Long-lived assets(1)
Japan	$21,412	$33,159	$31,810
EMEA	63,854	63,861	66,223
North America Plasma	142,164	116,001	101,272
All Other	96,432	124,613	122,643
Total long-lived assets	$323,862	$337,634	$321,948
(1)Long-lived assets are comprised of property, plant and equipment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets in our principle operating regions are as follows:

(In thousands)	April 1, 2017	April 2, 2016	March 28, 2015
United States	$241,610	$231,744	$208,439
Japan	1,691	2,022	1,618
Europe	12,952	18,672	27,786
Asia	34,174	40,235	39,032
Other	33,435	44,961	45,073
Total	$323,862	$337,634	$321,948
In fiscal 2017, we organized our current products into four business units for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. Management reviews revenue trends based on these business units, however, no other financial information is currently available on this basis.
Net revenues by business unit are as follows:

(In thousands)	2017	2016	2015
Plasma	410,727	381,776	352,911
Blood Center	303,890	355,108	386,147
Cell Processing	105,376	112,483	120,434
Hemostasis Management	66,123	59,465	50,881
Net revenues	$886,116	$908,832	$910,373
Net revenues generated in our principle operating regions are as follows:

(In thousands)	2017	2016	2015
United States	$522,686	$519,440	$494,788
Japan	79,266	81,411	88,298
Europe	166,007	187,725	215,575
Asia	109,858	111,758	102,095
Other	8,299	8,498	9,617
Total	$886,116	$908,832	$910,373
15. RESTRUCTURING
On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.
During fiscal 2017, we launched a multi-year restructuring initiative designed to reposition our organization and improve our cost structure. This initiative includes a reduction of headcount and operating costs, simplification of certain product lines, and modification of manufacturing operations to align with our strategic direction.
The fiscal 2017 phase was expected to incur approximately $26 million of restructuring and turnaround charges and was estimated to achieve cost savings of $40 million. During fiscal 2017, we incurred $28.7 million of restructuring and turnaround charges under this initiative and exceeded our estimated savings target of $40 million. As of April 1, 2017, this initial phase was substantially complete. Additionally, during fiscal 2017 and fiscal 2016, we recorded $5.6 million and $42.3 million, respectively, of restructuring and turnaround charges under a prior program. We continue to assess non-core and underperforming assets and evaluate opportunities to improve our cost structure as part of our turnaround and expect to incur additional charges and benefits during fiscal 2018 and beyond.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the restructuring activity for the fiscal year ended April 1, 2017, April 2, 2016, and March 28, 2015, respectively:

(In thousands)	Severance and Other Employee Costs	Other Costs	Accelerated Depreciation	Asset Write Down	Total Restructuring
Balance at March 29, 2014	$22,908	$728	$—	$—	$23,636
Costs incurred	19,879	15,362	1,326	296	36,863
Payments	(26,394)	(15,871)	—	—	(42,265)
Non-cash adjustments	—	—	(1,326)	(296)	(1,622)
Balance at March 28, 2015	$16,393	$219	$—	$—	$16,612
Costs incurred	10,707	7,846	1,469	3,033	23,055
Payments	(18,348)	(8,065)	—	—	(26,413)
Non-cash adjustments	—	—	(1,469)	(3,033)	(4,502)
Balance at April 2, 2016	$8,752	$—	$—	$—	$8,752
Costs incurred	19,521	1,512	—	800	21,833
Payments	(20,866)	(1,451)	—	—	(22,317)
Non-cash adjustments	—	—	—	(800)	(800)
Balance at April 1, 2017	$7,407	$61	$—	$—	$7,468
The substantial majority of restructuring expenses have been included as a component of selling, general and administrative expense in the accompanying consolidated statements of (loss) income. As of April 1, 2017, we had a restructuring liability of $7.5 million, of which, approximately $7.1 million is payable within the next twelve months.
In addition to the restructuring expenses included in the table above, we also incurred $12.5 million, $19.2 million and $32.8 million in fiscal 2017, 2016 and 2015, respectively, of costs that do not constitute as restructuring under ASC 420, which we refer to as "Turnaround Costs". These costs consist primarily of expenditures directly related to our restructuring initiative and include program management, implementation of the global strategic review initiatives and accelerated depreciation.
The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs
(in thousands)	2017	2016	2015
Japan	$819	$9	$258
EMEA	4,272	3,210	3,310
North America Plasma	366	—	360
All Other	16,376	19,836	32,935
Total	$21,833	$23,055	$36,863

Turnaround costs
(in thousands)	2017	2016	2015
Japan	$2	$416	$158
EMEA	94	961	838
North America Plasma	972	—	28
All Other	11,415	17,852	31,810
Total	$12,483	$19,229	$32,834

Total restructuring and turnaround	$34,316	$42,284	$69,697

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We capitalized $11.0 million and $17.0 million in software development costs for ongoing initiatives during the fiscal years ended April 1, 2017 and April 2, 2016, respectively. At April 1, 2017 and April 2, 2016, we have a total of $62.7 million and $54.9 million of software costs capitalized, of which $12.7 million and $14.4 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. In connection with these development activities, we capitalized interest of $0.3 million and $0.2 million in fiscal 2017 and 2016, respectively. We amortize capitalized costs when the products are released for sale. During fiscal 2017, $9.5 million of capitalized costs were placed into service, compared to $8.7 million of capitalized costs placed into service during fiscal 2016. Amortization of capitalized software development cost expense was $9.7 million, $10.9 million and $3.2 million for fiscal 2017, 2016 and 2015, respectively. Amortization expense in fiscal 2017 and 2016 includes $4.0 million and $6.0 million of impairment charges. These impairment charges are classified within costs of goods sold on our consolidated statements of (loss) income and relate to capitalized software projects included in our All Other segment.
17. SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands)	Three months ended
Fiscal 2017	July 2, 2016	October 1, 2016	December 31, 2016	April 1, 2017
Net revenues	$209,956	$220,253	$227,841	$228,066
Gross profit	$91,056	$104,248	$101,079	$82,111
Operating income (loss)	$(7,881)	$24,794	$21,212	$(57,506)
Net (loss) income	$(10,346)	$19,825	$15,393	$(51,140)
Per share data:
Net (loss) income:
Basic	$(0.20)	$0.39	$0.30	$(0.98)
Diluted	$(0.20)	$0.38	$0.30	$(0.98)

(In thousands)	Three months ended
Fiscal 2016	June 27, 2015	September 26, 2015	December 26, 2015	April 2, 2016
Net revenues	$213,413	$219,693	$233,384	$242,342
Gross profit	$102,539	$105,297	$108,855	$89,223
Operating (loss) income	$3,606	$19,179	$(61,177)	$(5,550)
Net (loss) income	$(267)	$12,863	$(59,440)	$(8,735)
Per share data:
Net (loss) income:
Basic	$(0.01)	$0.25	$(1.17)	$(0.17)
Diluted	$(0.01)	$0.25	$(1.17)	$(0.17)

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating results for the second and fourth quarters of fiscal 2017 and all four quarters of fiscal 2016 include certain misstatements that were determined to be immaterial both individually and in the aggregate. The misstatement in the fourth quarter of fiscal 2017 was primarily driven by the correction of an error in capitalized manufacturing variances which resulted in an overstatement of net loss in the fourth quarter of fiscal 2017 and an overstatement of net income in the second quarter of fiscal 2017 and each quarter of fiscal 2016.

The operating results for the first quarter of fiscal 2016 also include the correction of an understatement of the provision for income taxes in fiscal 2015 and the operating results for the third quarter of fiscal 2016 also include the correction of an overstated liability in fiscal 2014.

Below is a summary of the net overstatement/(understatement) of the Company’s reported operating income and net income for the second and fourth quarters of fiscal 2017 and all four quarters of fiscal 2016 as a result of the misstatements in each reporting period. In the fourth quarter of fiscal 2017 and the first, third and fourth quarters of fiscal 2016, the Company reported an operating loss, a net loss or both. For such periods, an understatement of income means that the reported loss was too high, while an overstatement of income means that the reported loss was too low.

(In thousands)	Overstatement/(Understatement)
Three Months Ended	Operating (Loss) Income	Net (Loss) Income
April 1, 2017	(3,720)	(4,032)
October 1, 2016	888	1,224
April 2, 2016	(3,352)	(2,207)
December 26, 2015	4,776	4,584
September 26, 2015	1,193	933
June 27, 2015	1,297	219

18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended April 1, 2017 and April 2, 2016:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total
Balance as of March 28, 2015	$(20,512)	$(8,923)	$7,711	$(21,724)
Other comprehensive (loss) income before reclassifications	(1,987)	884	(3,938)	(5,041)
Amounts reclassified from accumulated other comprehensive loss	—	547	(8,822)	(8,275)
Net current period other comprehensive (loss) income	(1,987)	1,431	(12,760)	(13,316)
Balance as of April 2, 2016	$(22,499)	$(7,492)	$(5,049)	$(35,040)
Other comprehensive (loss) income before reclassifications	(7,336)	4,851	(364)	(2,849)
Amounts reclassified from accumulated other comprehensive loss	—	369	4,647	5,016
Net current period other comprehensive (loss) income	(7,336)	5,220	4,283	2,167
Balance as of April 1, 2017	$(29,835)	$(2,272)	$(766)	$(32,873)

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The details about the amount reclassified from accumulated other comprehensive loss for the years ended April 1, 2017 and April 2, 2016 are as follows:

(In thousands)	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line in the Statement of (Loss) Income
Derivative instruments reclassified to income statement	Year ended April 1, 2017	Year ended April 2, 2016
Realized net (loss) gain on derivatives	$(5,227)	$8,654	Net revenues, cost of goods sold, other expense, net
Income tax effect	580	168	Provision (benefit) for income taxes
Net of taxes	$(4,647)	$8,822

Pension items reclassified to income statement
Realized net loss on pension assets	$450	$602	Other expense, net
Income tax effect	(81)	(55)	Provision (benefit) for income taxes
Net of taxes	$369	$547

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SUBSEQUENT EVENTS
On April 27, 2017, we sold our SEBRA sealers product line to Machine Solutions Inc. because it was no longer aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $9 million. These proceeds are subject to a post-closing adjustment based on final asset values as determined during the 90 days transition period. The preliminary pre-tax gain expected to be recorded as a result of this transaction is $8 million. The SEBRA portfolio includes a suite of products which primarily include radio frequency sealers that are used to seal tubing as part of the collection of whole blood and blood components, particularly plasma.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting for inventory described below, our disclosure controls and procedures were not effective as of April 1, 2017.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of April 1, 2017. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company's management identified a material weakness in our internal control over financial reporting relating to the accounting for inventory. Specifically, we identified a deficiency in the internal controls executed to appropriately account for manufacturing variances in inventory on our consolidated balance sheet and cost of goods sold on our consolidated statements of operations. Management determined that its accounting process for amortizing manufacturing variances to cost of goods sold lacked adequate levels of monitoring and review to appropriately identify and correct errors in the calculation in a timely manner. While reported inventory and related accounts are accurate as of April 1, 2017, this material weakness resulted in an overstatement of net loss in fiscal 2017 and an understatement of net loss in fiscal 2016 and prior periods.
We are developing and implementing new control processes and procedures to address this weakness and also to ensure that we become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as required.
We are undertaking steps to strengthen our controls over accounting for inventory, including:

•	Increasing oversight by our management in the calculation and reporting of certain inventory balances;

•	Enhancing policies and procedures relating to account reconciliation and analysis;

•	Strengthening communication and information flows between the inventory operations department and the corporate controller's group.
The control deficiency described above resulted in certain material and immaterial misstatements in the preliminary financial statement accounts that were corrected prior to the issuance of the annual consolidated financial statements. The control deficiency create a possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting for inventory is not effective as of April 1, 2017.
Our material weakness in controls over accounting for inventory will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively.
Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an adverse opinion, is included below.
Changes in Internal Controls
As disclosed in our 2016 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for each of the first three quarters of fiscal 2016, we reported a material weakness in our internal control over financial reporting related to certain aspects of accounting for income taxes; including the existence of inadequate controls related to processes to record and reconcile income tax accounts, both current and deferred, and procedures with respect to classification of tax accounts on the consolidated balance sheet.

As of April 1, 2017, we have remediated the previously reported material weakness in our internal control over financial reporting related to accounting for income taxes by implementing the following changes:

•	We enhanced our processes for analyzing our deferred tax assets and liabilities;

•
We enhanced our policies and procedures related to both U.S. and non-U.S. tax account reconciliation and analysis, including, but not limited to, increased management oversight in the calculation of certain non-U.S. tax balances, increased automation in the calculation of our tax expense, and increased communication and direction to non-U.S. information providers;

•	We hired additional, experienced personnel to augment our existing tax accounting resources and provided extensive training to information providers, particularly those outside of the U.S.; and

•	We increased the level of communication and information flows on significant tax matters between our tax department and the corporate controller’s group.

We have evaluated and tested the effectiveness of our controls as of April 1, 2017 and determined that our previously reported material weakness in the accounting for income taxes has been remediated. Other than the remediation efforts described above and the identification of the material weakness in the accounting for inventory, there have been no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Haemonetics Corporation
We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Haemonetics Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control over financial reporting relating to the accounting for inventory, stemming from a deficiency in the internal controls executed to appropriately account for manufacturing variances in inventory on the consolidated balance sheet and cost of goods sold on the consolidated statements of operations. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Haemonetics Corporation and subsidiaries as of April 1, 2017 and April 2, 2016, and the related consolidated statements of (loss) income, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended April 1, 2017. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated May 24, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Haemonetics Corporation and subsidiaries has not maintained effective internal control over financial reporting as of April 1, 2017, based on the COSO criteria.
/s/  Ernst & Young LLP
Boston, Massachusetts
May 24, 2017

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
1. The information called for by Item 401 of Regulations S-K concerning our directors and the information called for by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 27, 2017.
2. The information concerning our Executive Officers is set forth at the end of Part I hereof.
3. The balance of the information required by this item, including information concerning our Audit Committee and the Audit Committee Financial Expert and compliance with Item 407(c)(3) of S-K, is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 27, 2017. We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Conduct located on the Company’s internet web site at http://phx.corporate-ir.net/phoenix.zhtml?c=72118&p=irol-IRHome and it is available in print to any shareholder who requests it. Such requests should be directed to our Company’s Secretary.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 27, 2017. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting to be held July 27, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPEDENCE
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 27, 2017.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting to be held July 27, 2017.

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

HAEMONETICS CORPORATION

By:	/s/ Christopher Simon
Christopher Simon
President and Chief Executive Officer
Date : May 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Simon	President and Chief Executive Officer	May 24, 2017
Christopher Simon	(Principal Executive Officer)

/s/ William Burke	Chief Financial Officer	May 24, 2017
William Burke	(Principal Financial Officer)

/s/ Dan Goldstein	Vice President, Corporate Controller	May 24, 2017
Dan Goldstein	(Principal Accounting Officer)

/s/ Catherine Burzik	Director	May 24, 2017
Catherine Burzik

/s/ Charles Dockendorff	Director	May 24, 2017
Charles Dockendorff

/s/ Susan Bartlett Foote	Director	May 24, 2017
Susan Bartlett Foote

/s/ Ronald Gelbman	Director	May 24, 2017
Ronald Gelbman

/s/ Pedro Granadillo	Director	May 24, 2017
Pedro Granadillo

/s/ Mark Kroll	Director	May 24, 2017
Mark Kroll

/s/ Richard Meelia	Director	May 24, 2017
Richard Meelia

/s/ Ronald Merriman	Director	May 24, 2017
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

10U*†
Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011, November 30, 2012, July 24, 2013, January 21, 2014, and July 23, 2014 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 25, 2014 and incorporated herein by reference).

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

10X*†
Form of Restricted Stock Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10U to the Company's Form 10-K for the year ended April 3, 2010 and incorporated herein by reference).

10Y*†	Form of Change in Control Agreement (filed as Exhibit 10AK to the Company's Form 10-K, for the year-ended March 31, 2013 and incorporated herein by reference).
10Z*†
Amended and Restated 2007 Employee Stock Purchase Plan (as amended and restated on July 21, 2016 incorporated as Exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended July 2, 2016 and incorporated herein by reference).

10AA*†
Amended and Restated Non-Qualified Deferred Compensation Plan as amended and restated on July 24, 2013 (filed as Exhibit 10.2 to the Company's Form 8-K dated July 26, 2013 and incorporated herein by reference).

10AB*†	Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 19, 2016 and incorporated herein by reference).
10AC*†	Employment Agreement effective as of May 16, 2016 between the Company and Christopher Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference).
10AD*†
Executive Severance Agreement effective as of May 16, 2016 between the Company and Christopher Simon (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference).

10AE*†
Change in Control Agreement effective as of May 16, 2016 between the Company and Christopher Simon (filed as Exhibit 10.3 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference).

10AF*†
Haemonetics Corporation Worldwide Executive Bonus Plan with an Effective Date of April 3, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 2, 2016 and incorporated herein by reference).

10AG*†
Performance Share Unit Agreement between Haemonetics Corporation and Christopher Simon dated as of June 29, 2016 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 2, 2016 and incorporated herein by reference).

10AH†	Agreement and General Release between Haemonetics Corporation and Byron Selman dated May 1, 2017.
10AI*
Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and Pall Corporation (filed as Exhibit 10Z to the Company's Form 10-K for the fiscal year ended March 31, 2012 and incorporated herein by reference).

10AJ*
Credit Agreement dated as of June 30, 2014 among Haemonetics Corporation and the Lenders listed therein and JPMorgan Chase Bank, N.A. as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 7, 2014 and incorporated herein by reference).

4. Subsidiary Certifications and Consents
21.1	Subsidiaries of the Company.
23.1	Consent of the Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002 of William Burke, Executive Vice President, Chief Financial Officer of the Company.
32.1
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company.

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

101ˆ
The following materials from Haemonetics Corporation on Form 10-K for the year ended April 1, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of (Loss) Income, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference
†	Agreement, plan, or arrangement related to the compensation of officers or directors
‡	Subject to a confidential treatment request
ˆ
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Fiscal Year
For Year Ended April 1, 2017
Allowance for Doubtful Accounts	$2,253	$103	$172	$2,184
For Year Ended April 2, 2016
Allowance for Doubtful Accounts	$1,749	$728	$(224)	$2,253
For Year Ended March 28, 2015
Allowance for Doubtful Accounts	$1,676	$399	$(326)	$1,749