Form 10-Q
period 2017-07-01
HAEMONETICS CORP
filed 2017-08-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: July 1, 2017
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
The number of shares of $0.01 par value common stock outstanding as of August 3, 2017: 52,606,339

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited in thousands, except per share data)

	Three Months Ended
	July 1, 2017	July 2, 2016
Net revenues	$210,951	$209,956
Cost of goods sold	119,286	118,900
Gross profit	91,665	91,056
Operating expenses:
Research and development	8,193	11,437
Selling, general and administrative	66,861	87,500
Total operating expenses	75,054	98,937
Operating income (loss)	16,611	(7,881)
Gain on divestiture	8,000	—
Interest and other expense, net	(1,359)	(2,177)
Income (loss) before provision for income taxes	23,252	(10,058)
Provision for income taxes	3,115	288
Net income (loss)	$20,137	$(10,346)

Net income (loss) per share - basic	$0.38	$(0.20)
Net income (loss) per share - diluted	$0.38	$(0.20)

Weighted average shares outstanding
Basic	52,443	51,021
Diluted	52,811	51,021

Comprehensive income (loss)	23,766	(11,233)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 1, 2017	April 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,739	$139,564
Accounts receivable, less allowance of $2,267 at July 1, 2017 and $2,184 at April 1, 2017	151,507	152,683
Inventories, net	173,894	176,929
Prepaid expenses and other current assets	30,949	40,853
Total current assets	528,089	510,029
Property, plant and equipment, net	321,953	323,862
Intangible assets, less accumulated amortization of $224,302 at July 1, 2017 and $215,772 at April 1, 2017	173,420	177,540
Goodwill	210,930	210,841
Deferred tax asset, long-term	4,399	3,988
Other long-term assets	12,591	12,449
Total assets	$1,251,382	$1,238,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$65,876	$61,022
Accounts payable	39,389	42,973
Accrued payroll and related costs	31,934	43,534
Other liabilities	68,324	63,650
Total current liabilities	205,523	211,179
Long-term debt, net of current maturities	237,167	253,625
Deferred tax liability, long-term	12,818	12,114
Other long-term liabilities	23,104	22,181
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 52,522,479 shares at July 1, 2017 and 52,255,495 shares at April 1, 2017	525	523
Additional paid-in capital	491,436	482,044
Retained earnings	310,053	289,916
Accumulated other comprehensive loss	(29,244)	(32,873)
Total stockholders’ equity	772,770	739,610
Total liabilities and stockholders’ equity	$1,251,382	$1,238,709

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	July 1, 2017	July 2, 2016
Cash Flows from Operating Activities:
Net income (loss)	$20,137	$(10,346)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	21,789	22,544
Gain on divestiture	(8,000)	—
Provision for losses on accounts receivable and inventory	928	2,571
Stock-based compensation expense	1,343	1,840
Impairment of assets	—	1,766
Other non-cash operating activities	658	(650)
Change in operating assets and liabilities:
Change in accounts receivable	2,203	8,239
Change in inventories	1,417	(3,721)
Change in prepaid income taxes	817	(932)
Change in other assets and other liabilities	8,998	1,126
Change in accounts payable and accrued expenses	(11,865)	8,258
Net cash provided by operating activities	38,425	30,695
Cash Flows from Investing Activities:
Capital expenditures	(13,721)	(22,479)
Proceeds from divestiture	9,000	—
Proceeds from sale of property, plant and equipment	981	87
Net cash used in investing activities	(3,740)	(22,392)
Cash Flows from Financing Activities:
Repayment of term loan borrowings	(11,856)	(7,114)
Proceeds from employee stock purchase plan	1,622	1,980
Proceeds from exercise of stock options	6,430	1,409
Net increase (decrease) in short-term loans	255	(1,261)
Net cash used in financing activities	(3,549)	(4,986)
Effect of exchange rates on cash and cash equivalents	1,039	(192)
Net Change in Cash and Cash Equivalents	32,175	3,125
Cash and Cash Equivalents at Beginning of Period	139,564	115,123
Cash and Cash Equivalents at End of Period	$171,739	$118,248
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,825	$2,072
Income taxes paid	$2,151	$1,541
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$1,338	$1,764

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended July 1, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2018 or any other interim period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 1, 2017.

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. We had no significant subsequent events.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of the update is to simplify several areas of the accounting for share-based payment transactions. We adopted ASU No. 2016-09 on a prospective basis in our first quarter of fiscal 2018; therefore, prior periods have not been adjusted. The adoption of ASU No. 2016-09 did not have a material effect on our financial position or results of operations.
ASU No. 2016-09 allows a company to elect to account for award forfeitures as they occur or to continue to estimate forfeitures. We have elected to continue to estimate potential forfeitures.
In addition, ASU No. 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the consolidated statement of operations when the awards vest or are settled. Amendments related to accounting for excess tax benefits resulted in an immaterial tax benefit for the three months ended July 1, 2017. In connection with the adoption of this new standard, we also recorded a cumulative-effect adjustment to accumulated deficit and deferred tax assets for certain off balance sheet federal and state net operating loss carry-forwards totaling $1.6 million as of April 1, 2017, with an equal offsetting adjustment to the valuation allowance.

3. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.
During fiscal 2017, we launched a multi-year restructuring initiative designed to reposition our organization and improve our cost structure. This initiative included a reduction of headcount and operating costs, simplification of certain product lines, and modification of manufacturing operations to align with our strategic direction.

During the three months ended July 1, 2017 and July 2, 2016, we incurred $2.5 million and $17.7 million, respectively, of restructuring and turnaround costs under the initial phase of the restructuring initiative. This initial phase of the multi-year restructuring initiative is substantially complete. Additionally, during the three months ended July 2, 2016, we recorded $1.1 million of restructuring and turnaround costs under a prior program. We continue to assess non-core and underperforming assets and evaluate opportunities to improve our cost structure as part of our turnaround and expect to incur additional costs and benefits during fiscal 2018 and beyond.

The following summarizes the restructuring activity for the three months ended July 1, 2017:

(In thousands)	Severance and Other Employee Costs	Other Costs	Total Restructuring
Balance at April 1, 2017	$7,001	$467	$7,468
Costs incurred, net of reversals	350	706	1,056
Payments	(2,811)	(338)	(3,149)
Balance at July 1, 2017	$4,540	$835	$5,375

Substantially all of the restructuring costs for the three months ended July 1, 2017 have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income (loss). As of July 1, 2017, we had a restructuring liability of $5.4 million, of which approximately $4.9 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, during the three months ended July 1, 2017, we also incurred $1.4 million of costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, which we refer to as turnaround costs. These costs consist primarily of expenditures directly related to our restructuring initiative and include program management, implementation of the global strategic review initiatives and accelerated depreciation.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended
(in thousands)	July 1, 2017	July 2, 2016
Japan	$109	$874
EMEA	10	3,074
North America Plasma	—	375
All Other	937	12,063
Total	$1,056	$16,386

Turnaround costs	Three Months Ended
(in thousands)	July 1, 2017	July 2, 2016
Japan	$—	$1
EMEA	6	26
North America Plasma	152	—
All Other	1,269	2,403
Total	$1,427	$2,430

Total restructuring and turnaround costs	$2,483	$18,816

4. DIVESTITURE
On April 27, 2017, we sold our SEBRA line of benchtop and hand sealers to Machine Solutions Inc. because it was no longer aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $9.0 million and recorded a pre-tax gain of $8.0 million. The proceeds received are subject to a post-closing adjustment based on final asset values as determined during the 90 day transition period. The SEBRA portfolio includes a suite of products which primarily include radio frequency sealers that are used to seal tubing as part of the collection of whole blood and blood components, particularly plasma.

5. INCOME TAXES

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is generally lower than the U.S. federal statutory rate as the income tax rates in the foreign jurisdictions in which we operate are generally lower than the U.S. statutory tax rate. Additionally, our reported tax rate is lower than the statutory tax rate as a result of the release of valuation allowance against tax attributes in certain jurisdictions which can be utilized to offset current year earnings.

For the three months ended July 1, 2017 and July 2, 2016 we reported income tax provisions of $3.1 million and $0.3 million, respectively, representing effective tax rates of 13.4% and (2.9%), respectively.

The income tax provision for the three months ended July 1, 2017 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a discrete tax provision of $0.4 million for international items and tax reserves.

The income tax provision for the three months ended July 2, 2016 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated loss before provision for income taxes, and includes a discrete tax provision of $1.4 million for an uncertain tax position that was triggered by a reduction in workforce during the quarter ended July 2, 2016. We had previously negotiated a tax holiday in one of our foreign subsidiaries under which we were required to maintain certain levels of headcount for a multi-year period which we will not satisfy as a result of our workforce reduction. We are subject to a potential tax assessment related to historical tax years as a result of the impact of the workforce reduction approved in the quarter ending July 2, 2016. The tax provision associated with this tax reserve establishment was partially offset by the tax benefit provided on our year-to-date loss.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of July 1, 2017, we had $3.4 million of unrecognized tax benefits of which $1.5 million would impact the effective tax rate, if recognized.
As of July 1, 2017, we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.5 million in the next twelve months as a result of closure of various statutes of limitations or settlements.

We consistently recognize interest and penalties related to Federal, state and foreign income tax matters in income tax expense. Approximately $0.2 million of gross interest and penalties were accrued at July 1, 2017 and April 1, 2017 and are not included in the amounts above. Tax expense associated with accrued interest and penalties was insignificant for both the three months ended July 1, 2017 and July 2, 2016.

We conduct business globally and, as a result, file consolidated and separate Federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With a few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations for years before 2014 and foreign income tax examinations for years before 2012.

6. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	July 1, 2017	July 2, 2016
Basic EPS
Net income (loss)	$20,137	$(10,346)
Weighted average shares	52,443	51,021
Basic income (loss) per share	$0.38	$(0.20)
Diluted EPS
Net income (loss)	$20,137	$(10,346)
Basic weighted average shares	52,443	51,021
Net effect of common stock equivalents	368	—
Diluted weighted average shares	52,811	51,021
Diluted income (loss) per share	$0.38	$(0.20)

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the three months ended July 1, 2017, weighted average shares outstanding, assuming dilution, excludes the impact of 0.7 million anti-dilutive shares. For the three months ended July 2, 2016, we recognized a net loss; therefore, we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

7. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	July 1, 2017	April 1, 2017
Raw materials	$50,544	$52,052
Work-in-process	10,771	10,400
Finished goods	112,579	114,477
Total inventories	$173,894	$176,929

8. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

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

We capitalized $3.1 million and $3.7 million in software development costs for ongoing initiatives during the three months ended July 1, 2017 and July 2, 2016, respectively. At July 1, 2017 and April 1, 2017, we have a total of $65.8 million and $62.7 million of capitalized software costs, respectively, of which $15.8 million and $12.7 million are related to in-process software development initiatives, respectively. During the three months ended July 2, 2016, $2.5 million of capitalized costs were placed into service. We did not place any capitalized costs into service for the three months ended July 1, 2017. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

9. DEBT

We currently have a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provides for a $475.0 million term loan ("Term Loan") and a $100.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which include financial and negative covenants. The Credit Facilities mature on July 1, 2019. At July 1, 2017, $303.5 million was outstanding under the Term Loan and no amount was outstanding on the Revolving Credit Facility.

During the three months ended July 1, 2017, we paid $11.9 million in principal repayments for the Term Loan. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of July 1, 2017.

10. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Warranty accrual as of the beginning of the period	$176	$420
Warranty provision	442	163
Warranty spending	(241)	(234)
Warranty accrual as of the end of the period	$377	$349

11. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. For the three months ended July 1, 2017, 37.9% of our sales were generated outside the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Australian Dollar, Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. However, because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of July 1, 2017 and April 1, 2017 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income (loss) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $67.4 million as of July 1, 2017 and $68.4 million as of April 1, 2017. At July 1, 2017, losses of $0.2 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of July 1, 2017 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $47.7 million as of July 1, 2017 and $55.4 million as of April 1, 2017.

Interest Rate Swaps

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps") on a total notional amount of $250.0 million of debt. The Swaps are amortizing and mature on August 1, 2017. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. As of July 1, 2017, the notional amount of these Swaps was $50.0 million. For three months ended July 1, 2017 and July 2, 2016, we recorded nominal activity in accumulated other comprehensive loss to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in our consolidated statements of income (loss) and comprehensive income (loss) for the three months ended July 1, 2017:

(In thousands)	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Designated foreign currency hedge contracts, net of tax	$(207)	$(30)	Net revenues, COGS, and SG&A	$309	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$(210)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(39)		Interest and other expense, net

We did not have fair value hedges or net investment hedges outstanding as of July 1, 2017 or April 1, 2017. As of July 1, 2017, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of July 1, 2017, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of July 1, 2017 and April 1, 2017:

(In thousands)	Location in Balance Sheet	As of July 1, 2017	As of April 1, 2017
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,633	$1,645
Non-designated foreign currency hedge contracts	Other current assets	$96	$218
Designated interest rate swaps	Other current assets	$25	$64
		$1,754	$1,927
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,306	$894
Non-designated foreign currency hedge contracts	Other current liabilities	$149	$72
Designated interest rate swaps	Other current liabilities	$—	$—
		$1,455	$966

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of July 1, 2017 and April 1, 2017.

	As of July 1, 2017
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$95,718	$—	$95,718
Designated foreign currency hedge contracts	—	$1,633	$1,633
Non-designated foreign currency hedge contracts	$—	$96	$96
Designated interest rate swaps	$—	$25	$25
	$95,718	$1,754	$97,472
Liabilities
Designated foreign currency hedge contracts	$—	$1,306	$1,306
Non-designated foreign currency hedge contracts	$—	$149	$149
	$—	$1,455	$1,455

	As of April 1, 2017
	Level 1	Level 2	Total
Assets
Money market funds	$80,676	$—	$80,676
Designated foreign currency hedge contracts	—	1,645	1,645
Non-designated foreign currency hedge contracts	—	218	218
Designated interest rate swaps	—	64	64
	$80,676	$1,927	$82,603
Liabilities
Designated foreign currency hedge contracts	$—	$894	$894
Non-designated foreign currency hedge contracts	—	72	72
	$—	$966	$966

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

12. COMMITMENTS AND CONTINGENCIES

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. We believe that except for those matters described below, there are no other proceedings or claims pending against us the ultimate resolution of which could have a material adverse effect on our financial condition or results of operations. At each reporting period, management evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies, for all matters. Legal costs are expensed as incurred.

Litigation and Related Matters

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
As of July 1, 2017, the total amount of damages claimed by the plaintiffs in these matters is approximately $4.7 million. At this point in the proceedings, we believe losses are unlikely and therefore no amounts have been accrued. In the future, we may receive adverse rulings from the courts which could change our judgment on these cases.

SOLX Arbitration

In July 2016, H2 Equity, LLC, formerly known as Hemerus Corporation, filed an arbitration claim for $17 million in milestone and royalty payments allegedly owed as part of our acquisition of the filter and storage solution business from Hemerus Medical, LLC ("Hemerus") in fiscal 2014. The acquired storage solution is referred to as SOLX.

At the closing in April 2013, Haemonetics paid Hemerus a total of $24 million and agreed to a $3 million milestone payment due when the United States Food and Drug Administration ("FDA") approved a new indication for SOLX (the “24-Hour Approval”) using a filter acquired from Hemerus. We also agreed to make future royalty payments up to a cumulative maximum of $14 million based on the sale of products incorporating SOLX over a ten year period.

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

H2 Equity claims, in part, that we owe them $3 million for the receipt of the 24-Hour Approval despite the use of a Haemonetics filter to obtain the approval and that we have failed to make commercially reasonable efforts to market and sell products incorporating SOLX. While we believe that we have meritorious defenses to these claims, as of July 1, 2017 we have recorded a liability of $0.4 million which is reflective of the current settlement discussions.

Product Recall

In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our blood center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood labeled as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. We recorded $7.1 million of charges during fiscal 2017, which consisted of $3.7 million of charges associated with customer returns and inventory reserves and $3.4 million of charges associated with customer claims. Although there have been no additional charges recorded in the current period, we may record incremental charges in future periods.
The $3.4 million liability associated with customer claims are based on claims seeking reimbursement for $14.2 million in losses sustained as a result of the recall. We believe it is probable that we will incur expenses as a result of these claims and that our range of loss is $3.4 million to $14.2 million, however, we do not have sufficient information to develop a best estimate within this range. Accordingly, during fiscal 2017 we recorded a liability of $3.4 million, which represents the low end of the range. While the customers making these claims purchased substantially all the affected units, incremental charges may be recorded in future periods as additional customer returns and claims data becomes available. We have an enforceable insurance policy in place which we believe provides coverage for a portion of the claims received to date. Accordingly, as of July 1, 2017, we had an insurance receivable of $2.9 million. We will assess the potential for additional insurance recoveries as we receive more information about customer claims in future reporting periods.

13. SEGMENT AND ENTERPRISE-WIDE INFORMATION
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
Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, and gains on divestitures. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.
During the first quarter of fiscal 2018, management changed the cost reporting structure such that a portion of corporate expenses were reclassified into the operating segments. Accordingly, the prior year numbers have been updated to reflect this reclassification.
Selected information by business segment is presented below:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Net revenues
Japan	$15,232	$14,566
EMEA	43,008	45,741
North America Plasma	77,536	73,475
All Other	78,174	78,020
Net revenues before foreign exchange impact	213,950	211,802
Effect of exchange rates	(2,999)	(1,846)
Net revenues	$210,951	$209,956

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Segment operating income
Japan	$6,738	$6,156
EMEA	8,571	8,276
North America Plasma	24,102	25,168
All Other	27,686	27,170
Segment operating income	67,097	66,770
Corporate operating expenses	(39,311)	(46,139)
Effect of exchange rates	(2,201)	(1,306)
Restructuring and turnaround costs	(2,483)	(18,816)
Deal amortization	(6,491)	(7,075)
Asset impairments	—	(1,315)
Operating income	$16,611	$(7,881)

Our products are organized into four categories for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. Management reviews revenue trends based on these business units; however, no other financial information is currently available on this basis.
Net revenues by business unit are as follows:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Plasma	$101,507	$97,649
Blood Center	65,565	70,943
Cell Processing	26,336	26,076
Hemostasis Management	17,543	15,288
Net revenues	$210,951	$209,956
Net revenues generated in our principle operating regions on a reported basis are as follows:

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016
United States	$131,052	$125,700
Japan	14,916	14,964
Europe	37,222	40,367
Asia	25,940	26,992
Other	1,821	1,933
Net revenues	$210,951	$209,956

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of April 1, 2017	$(29,835)	$(2,272)	$(766)	$(32,873)
Other comprehensive income (loss) before reclassifications(1)	3,845	—	(246)	3,599
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	30	30
Net current period other comprehensive income (loss)	3,845	—	(216)	3,629
Balance as of July 1, 2017	$(25,990)	$(2,272)	$(982)	$(29,244)

(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the year ended April 1, 2017. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.
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

Products
Our products are organized into four categories for purposes of evaluating and developing their growth potential: Plasma, Hemostasis Management, Blood Center and Cell Processing. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Hemostasis Management” includes devices and methodologies for measuring coagulation characteristics of blood, such as our TEG® Hemostasis Analyzer. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. “Cell Processing” includes surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software.
We believe that Plasma and Hemostasis Management have the greatest growth potential, while Cell Processing innovation offers an opportunity to increase market share and expand into new segments. Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts. We are progressing toward a streamlined operating model with a management and cost structure that can bring about sustainable productivity improvement across the organization. Overall implementation of our new operating model began in fiscal 2017 and will continue into fiscal 2019.
Plasma
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
We offer multiple products necessary for plasma collection and storage, including PCS brand plasma collection equipment and disposables, plasma collection containers and intravenous solutions. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations, and supply chain. Our software products automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, determine the ability to release units collected, and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, react quickly to business changes, and implement opportunities to reduce costs.

Hospital

Hemostasis Management
We have two device platforms which we market to hospitals and laboratories as an alternative to less comprehensive blood tests: the TEG® 5000 analyzer, which we acquired in the 2007 acquisition of Haemoscope Corporation, and the TEG® 6s device, which we license from Cora Healthcare, Inc., a company established by Haemoscope's founders. Under the license from Cora Healthcare, we have exclusive perpetual rights to manufacture and commercialize TEG 6s in hospitals and hospital laboratory fields.
Both of our TEG systems are blood diagnostic instruments that measure a patient's hemostasis. This information enables caregivers to decide the best blood-related clinical treatment for the patient in order to minimize blood loss and reduce clotting risk. The TEG 5000 analyzer is approved for a broad set of indications in all of our markets. The TEG 6s and TEG Manager are approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. In the U.S., TEG 6s is approved for limited indications, including cardiovascular surgery and cardiology. We are pursuing a broader set of indications for the TEG 6s in the U.S., including trauma.
Cell Processing
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
Cell Salvage
The Cell Saver® system is a surgical blood salvage system targeted to procedures that involve mid to high-volume blood loss, such as cardiovascular or orthopedic surgeries. It has become the standard of care for these surgeries. The Cell Saver Elite® system is our most advanced autotransfusion option to minimize allogeneic blood use for surgeries with medium to high blood loss.
The OrthoPAT® surgical blood salvage system is targeted to orthopedic procedures, such as hip and knee replacements, which involve slower, lower volume blood loss that often occurs well after surgery. The system is designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion.
Transfusion Management
Our Transfusion Management software products help hospitals track and safely deliver stored blood products. SafeTrace Tx® is our software solution that helps manage blood product inventory, perform patient cross-matching, and manage transfusions. In addition, our BloodTrack® suite of solutions manages tracking and control of blood products from the hospital blood center through transfusion to the patient.

Blood Center
We offer automated blood component and manual whole blood collection systems to blood collection centers to collect blood products efficiently and cost effectively. We market the MCS® (Multicomponent Collection System) brand apheresis equipment which is designed to collect specific blood components integrated from the donor. Utilizing the MCS automated platelet collection protocols, blood centers collect one or more therapeutic “doses” of platelets during a single donation. The MCS two-unit protocol or double red cell collection device helps blood collectors optimize the collection of red cells by automating the blood separation function, eliminating the need for laboratory processing, and enabling the collection of two units of red cells from a single donor thus maximizing the amount of red cells collected per eligible donor and helping to mitigate red cell shortages in countries where this problem exists. Blood collectors can also use the MCS system to collect one unit of red cells and a "jumbo" (double) unit of plasma, or one unit of red cells and one unit of platelets from a single donor. The MCS plasma protocol, which provides the possibility of collecting 600-800ml of plasma for either transfusion to patients or for use by the pharmaceutical industry, completes the comprehensive portfolio of different blood component collection options on this device.
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

Recent Developments
NexSys PCSTM
In July 2017, we received United States Food and Drug Administration ("FDA") 510(k) clearance for our NexSys PCSTM plasmapheresis system (formerly referred to as PCS 300). We expect to immediately begin limited production of devices and to pursue further regulatory clearances for additional enhancements to the overall product offering.
Our planned roll out of this new platform includes the placement of a significant number of new devices. Such placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments. As of June 30, 2017, approximately 20,000 devices of our current generation Plasma system are placed with customers.
Divestiture
On April 27, 2017, we sold our SEBRA line of benchtop and hand sealers to Machine Solutions Inc. because it was no longer aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $9.0 million and recorded a pre-tax gain of $8.0 million. The proceeds received are subject to a post-closing adjustment based on final asset values as determined during the 90 day transition period. The SEBRA portfolio includes a suite of products which primarily include radio frequency sealers that are used to seal tubing as part of the collection of whole blood and blood components, particularly plasma. The SEBRA product line generated approximately $6.5 million of revenue in our Plasma business unit in fiscal 2017.
Restructuring Initiative
During fiscal 2017, we launched a multi-year restructuring initiative designed to reposition our organization and improve our cost structure. This initiative included a reduction of headcount and operating costs, simplification of certain product lines, and modification of manufacturing operations to align with our strategic direction.
During the three months ended July 1, 2017 and July 2, 2016, we incurred $2.5 million and $17.7 million, respectively, of restructuring and turnaround costs under the initial phase of the restructuring initiative. This initial phase of the multi-year restructuring initiative is substantially complete. Additionally, during the three months ended July 2, 2016, we recorded $1.1 million of restructuring and turnaround costs under a prior program. We continue to assess non-core and underperforming assets and evaluate opportunities to improve our cost structure as part of our turnaround and expect to incur additional charges and benefits during fiscal 2018 and beyond.
Product Recall
In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our blood center customers may have conducted further tests to confirm the blood was adequately leukoreduced, sold the blood labeled as non-leukoreduced at a lower price or discarded the blood collected using the defective sets. We recorded $7.1 million of charges during fiscal 2017, which consisted of $3.7 million of charges associated with customer returns and inventory reserves and $3.4 million of charges associated with customer claims. Although there have been no additional charges recorded in the current period, we may record incremental charges in future periods.
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

Financial Summary

	Three Months Ended
(In thousands, except per share data)	July 1, 2017	July 2, 2016	% Increase/ (Decrease)
Net revenues	$210,951	$209,956	0.5%
Gross profit	$91,665	$91,056	0.7%
% of net revenues	43.5%	43.4%
Operating expenses	$75,054	$98,937	(24.1)%
Operating income (loss)	$16,611	$(7,881)	n/m
% of net revenues	7.9%	(3.8)%
Interest and other expense, net	$(1,359)	$(2,177)	n/m
Income (loss) before provision for income taxes	$23,252	$(10,058)	n/m
Provision for income taxes	$3,115	$288	n/m
% of pre-tax income	13.4%	(2.9)%
Net income (loss)	$20,137	$(10,346)	n/m
% of net revenues	9.5%	(4.9)%
Net income (loss) per share - basic and diluted	$0.38	$(0.20)	n/m

Net revenues were flat for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, net revenues increased 1.0% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Revenue increases in Plasma and Hemostasis Management were partially offset by declines in our Blood Center and Cell Processing business units during the three months ended July 1, 2017.
We reported operating income for the three months ended July 1, 2017, as compared to an operating loss in the same period of fiscal 2017, primarily as a result of a reduction in restructuring and turnaround costs and a full quarter of savings realized in the current year period from the fiscal 2017 restructuring program. The increase in operating income was partially offset by additional costs associated with the purchases of liquid solutions from alternate sources, as described further in our Gross Profit discussion.
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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
United States	$131,052	$125,700	4.3%	—%	4.3%
International	79,899	84,256	(5.2)%	(1.5)%	(3.7)%
Net revenues	$210,951	$209,956	0.5%	(0.5)%	1.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 37.9% and 40.1% of total net revenues for the three months ended July 1, 2017 and

July 2, 2016, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% Increase/ (Decrease)	Currency impact	Constant currency growth (1)
Plasma	$101,507	$97,649	4.0%	(0.3)%	4.3%
Blood Center	65,565	70,943	(7.6)%	(0.5)%	(7.1)%
Cell Processing	26,336	26,076	1.0%	(0.5)%	1.5%
Hemostasis Management	17,543	15,288	14.8%	(1.9)%	16.7%
Net revenues	$210,951	$209,956	0.5%	(0.5)%	1.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
Plasma
Plasma revenue increased 4.0% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, plasma revenue increased 4.3% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. This revenue growth was primarily driven by an increase in sales of Plasma disposables during the three months ended July 1, 2017 due to continued strong performance in the U.S. This increase was partially offset by a $1.2 million decrease resulting from the divestiture of our SEBRA product line.
We have continuing delays in the expansion of our liquid solutions production capacity that require us and our customers to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level. While these purchases continue, we will see a reduction in revenue from our liquid solutions business and increased costs to serve our customers.
Blood Center
Platelet
Platelet revenue declined by 4.4% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, platelet revenue decreased 3.1% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. The decrease during three months ended July 1, 2017, excluding the impact of foreign exchange, was driven by declines in Asia, Europe and the Middle East, partially offset by growth in Russia. Improved collection efficiencies that increase the yield of platelets per collection and more efficient use of collected platelets have resulted in flat markets for platelet usage and related disposables in Europe and Japan. Within these flat markets, the use of "double dose" collection methods and other alternative collection procedures have increased. In Japan, usage of double dose collections comprised approximately 40% of all platelets collected. While Platelet revenue in Japan for three months ended July 1, 2017 increased as compared to the same period of fiscal 2017 due to order timing in the prior period, we expect the continued market shift toward double dose collection techniques to result in an overall decline in revenue during fiscal 2018.

Red Cell and Whole Blood
Red cell revenue decreased 11.1% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, red cell revenue decreased 11.0% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. During fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") requested updated contracts for sole source supply on apheresis red cell collections. The American Red Cross contract resulted in our gaining 100% share of their apheresis red cell collection business and higher sales volumes, but at lower prices. The impact of the price concessions began in the third quarter of fiscal 2016, while the achievement of 100% share of the American Red Cross' business occurred in the fourth quarter of fiscal 2017. While we expect this negative impact to continue in the first half of fiscal 2018, we anticipate stabilization in the second half of fiscal 2018 after annualization of the final price concessions.
Whole blood revenue decreased 6.7%, both with and without the effect of foreign exchange, for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. The demand for whole blood disposable products in the U.S. continued to decrease in fiscal 2018 due to a sustained decline in transfusion rates and actions taken by hospitals to improve blood management techniques and protocols. In response to this trend, U.S. blood center collection groups selected single source vendors for their whole blood collection products and became primarily focused on obtaining the lowest average selling prices. While whole blood revenue decreased as compared to the prior year period, we continued to see a moderation in the rate of decline of this market during the first quarter of fiscal 2018. We expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future.
Software, Equipment and Other
Blood Center software, equipment and other revenue decreased 16.3% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, software, equipment and other revenue decreased 16.1% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. These decreases were largely attributable to order timing in Asia and one time sales of equipment to the American Red Cross in the prior period to support our increased share of their apheresis red cell collection business.
Cell Processing
Cell Salvage
Cell Salvage revenue consists primarily of the Cell Saver and OrthoPAT products. Cell Saver revenue declined 6.0% during the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, Cell Saver revenue decreased 5.2% for the three months ended July 1, 2017, as compared with the same period of fiscal 2017. This decrease was due to declines in Japan and Western Europe, partially offset by growth in China. OrthoPAT revenue decreased 31.5% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, OrthoPAT disposables revenue decreased 31.1% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT.
Transfusion Management
Transfusion Management software revenue includes BloodTrack, SafeTrace Tx and other hospital software. Transfusion Management software revenue increased 15.4% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, Transfusion Management software revenue increased by 16.2% for the three months ended July 1, 2017 compared to the same period of fiscal 2017, due to BloodTrack growth in the U.S. and Europe and SafeTrace Tx growth in the U.S.

Hemostasis Management

Revenue from our Hemostasis Management products increased 14.8% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, Hemostasis Management revenue increased 16.7% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. The revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China. The TEG 6s and TEG Manager are approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. In the U.S., TEG 6s is approved for limited indications, including cardiovascular surgery and cardiology. The release of TEG 6s continues to significantly contribute to the overall growth in Hemostasis Management in the U.S. and Europe. We are pursuing a broader set of indications for the TEG 6s in the U.S., including trauma.

Gross Profit

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% Increase/ (Decrease)
Gross profit	$91,665	$91,056	0.7%
% of net revenues	43.5%	43.4%

Gross profit increased 0.7% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, gross profit increased 2.9% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Gross profit margin was flat for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. As discussed above, we are experiencing delays in the expansion of our liquid solutions production capacity that have required us and our customers to obtain alternative sources of supply. Gross profit margin for the current year period was negatively impacted by additional costs associated with these purchases from alternate sources. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level. Gross profit margin during the prior year period was negatively impacted by charges associated with the whole blood collection kits recall. The impact of cost savings initiatives during both the current and prior year periods partially offset the impact of these additional charges. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity. We continue to seek opportunities to rationalize our manufacturing network.

Operating Expenses

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016	% Increase/ (Decrease)
Research and development	$8,193	$11,437	(28.4)%
% of net revenues	3.9%	5.4%
Selling, general and administrative	$66,861	$87,500	(23.6)%
% of net revenues	31.7%	41.7%
Total operating expenses	$75,054	$98,937	(24.1)%
% of net revenues	35.6%	47.1%

Research and Development

Research and development expenses decreased 28.4% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, research and development expenses decreased 26.6% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. The decrease, on a constant currency basis, for the three months ended July 1, 2017 was primarily driven by lower restructuring and turnaround costs in the current period and reduced spending on several projects in our Blood Center business unit to better align with our long-term product plans. We expect to continue to invest resources in clinical programs for our Hemostasis Management business unit, most notably a global registry study for our TEG platform.

Selling, General and Administrative

Selling, general and administrative expenses decreased 23.6% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 22.2% for the three months ended July 1, 2017, as compared to the same period of fiscal 2017. The decrease for the three months ended July 1, 2017 was primarily the result of a reduction in restructuring and turnaround costs due to significant levels of such costs incurred in the prior year period in connection with our global strategic review.
Interest and Other Expense, Net
Interest expense from our term loan borrowings, which constitutes the majority of expense, decreased during the three months ended July 1, 2017 as compared to the prior year period due to principal payments on our term loan and a reduction in our borrowings on our revolving credit line. The effective interest rate on total debt outstanding as of July 1, 2017 was 2.5%.

Income Taxes
We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is generally lower than the U.S. federal statutory rate as the income tax rates in the foreign jurisdictions in which we operate are generally lower than the U.S. statutory tax rate. Additionally, our reported tax rate is lower than the statutory tax rate as a result of the release of valuation allowance against tax attributes in certain jurisdictions which can be utilized to offset current year earnings.
The effective tax rate for the three months ended July 1, 2017 was 13.4%, as compared to (2.9%) for the three months ended July 2, 2016.
The change in our reported tax rate is primarily the result of the Company incurring a small loss during the first quarter ending July 2, 2016, the expected tax benefit of which was more than offset by a discrete tax expense from the establishment of a tax reserve. The combination of these factors led to the negative 2.9% tax rate reported in the first quarter of the prior fiscal year as compared to the Company generating profits and tax expense during the quarter ended July 1, 2017.
During the three months ended July 1, 2017, we recorded a $3.1 million tax provision, which includes a tax provision recorded on year-to-date income as well as a $0.4 million discrete tax provision for international items and tax reserves.
We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. We also maintain a valuation allowance against certain foreign deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	July 1, 2017	April 1, 2017
Cash & cash equivalents	$171,739	$139,564
Working capital	$322,566	$298,850
Current ratio	2.6	2.4
Net debt(1)	$(131,304)	$(175,083)
Days sales outstanding (DSO)	65	60
Disposable finished goods inventory turnover	3.8	4.2
(1)Net debt position is the sum of cash and cash equivalents less total debt.
In fiscal 2017, we launched a multi-year restructuring initiative designed to reposition our organization and improve our cost structure. During the three months ended July 1, 2017 and July 2, 2016, we incurred $2.5 million and $17.7 million, respectively, of restructuring and turnaround costs under the initial phase of this initiative. This initial phase of the multi-year restructuring initiative is substantially complete. We continue to assess non-core and underperforming assets and evaluate opportunities to improve our cost structure as part of our turnaround and expect to incur additional charges and benefits during fiscal 2018 and beyond.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and proceeds from employee stock option exercises. Although cash flow from operations could be negatively impacted by continued declines in our Blood Center business, we believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to investments, capital expenditures, including the NexSys PCS, cash payments under the loan agreement, restructuring and turnaround initiatives and other acquisitions.

Debt
As of July 1, 2017, we had $171.7 million in cash and cash equivalents, substantially held in the U.S. or in countries from which it can be freely repatriated to the U.S. We currently have a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provides for a $475.0 million term loan ("Term Loan") and a $100.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which include financial and negative covenants. The Credit Facilities mature on July 1, 2019. At July 1, 2017, $303.5 million was outstanding under the Term Loan and no amount was outstanding on the Revolving Credit Facility. We also have $46.6 million of uncommitted operating lines of credit to fund our global operations and there are no outstanding borrowings as of July 1, 2017.
During the three months ended July 1, 2017, we paid $11.9 million in principal repayments for the Term Loan. We have scheduled principal payments of $49.8 million required during the remainder of fiscal 2018. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of July 1, 2017.

Cash Flows

	Three Months Ended
(In thousands)	July 1, 2017	July 2, 2016	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$38,425	$30,695	$7,730
Investing activities	(3,740)	(22,392)	18,652
Financing activities	(3,549)	(4,986)	1,437
Effect of exchange rate changes on cash and cash equivalents(1)	1,039	(192)	1,231
Net increase in cash and cash equivalents	$32,175	$3,125
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Net cash provided by operating activities increased by $7.7 million during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016. The increase in cash provided by operating activities was primarily due to net income, as adjusted for depreciation and amortization, partially offset by a decrease in working capital as compared to the prior year period. A decrease in other current assets was more than offset by a decrease in accrued expenses, most notably accrued payroll. The decrease in accrued payroll was driven by the payout of annual variable compensation during the period.
Net cash used in investing activities decreased by $18.7 million during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016. The decrease in cash used in investing activities was primarily the result of a reduction in capital expenditures during the three months ended July 1, 2017 as compared to the same period in the prior fiscal year, and proceeds received related to the divestiture of our SEBRA product line.
Net cash used in financing activities decreased by $1.4 million during the three months ended July 1, 2017, as compared to the three months ended July 2, 2016, primarily due to an increase in the proceeds received from the exercise of stock options, partially offset by principal repayments on our Term Loan.
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
Foreign Exchange
During the three months ended July 1, 2017, approximately 38% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos, and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos, and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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
Other Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU No. 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 and is applicable to us in fiscal 2019, including interim periods within those fiscal years. Early adoption of certain provisions is permitted. Management does not believe that the adoption of ASU No. 2016-01 will have a material effect on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP, and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and is applicable to us in fiscal 2020, including interim periods within those fiscal years. Earlier adoption is permitted. The impact of adopting ASU No. 2016-02 on our financial position and results of operations is being assessed by management.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to us in fiscal 2021. Early adoption is permitted. The impact of adopting ASU No. 2016-13 on our financial position and results of operations is being assessed by management.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASU No. 2017-09 on our financial position and results of operations is being assessed by management.

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
These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, demand for whole blood and blood components, changes in executive management, changes in operations, restructuring and turnaround plans, asset revaluations to reflect current business conditions, asset sales, technological advances in the medical field and standards for transfusion medicine and our ability to successfully offer products that incorporate such advances and standards, product quality, market acceptance, regulatory uncertainties, including in the receipt or timing of regulatory approvals, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and other risks detailed under Item 1A. Risk Factors included in this report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017. The foregoing list should not be construed as exhaustive.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening or weakening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $3.8 million impact to the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as July 1, 2017 was $303.5 million with an interest rate of 2.5% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $3.0 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of July 1, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Because the material weakness in our internal control over financial reporting for inventory that existed as of April 1, 2017 has not yet been fully remediated, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2017.

We have advised our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a material weakness. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Because a material weakness was determined to exist, we performed additional procedures to ensure our consolidated financial statements included in this quarterly report on Form 10-Q are presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that it is necessary to take additional measures to address control deficiencies or may determine that it is necessary to modify the remediation plan described below. The operation of the control change will need to be observed for a period of time before management is able to conclude that the material weakness has been remediated. If not remediated, this material weakness could result in a material misstatement to our consolidated financial statements. Management continues to monitor implementation of its remediation plan and timetable and believes the efforts described below will effectively remediate the material weaknesses.

We are undertaking steps to strengthen our controls over accounting for inventory, including:

•	Increasing oversight by our management in the calculation and reporting of certain inventory balances;

•	Enhancing policies and procedures relating to account reconciliation and analysis; and

•	Strengthening communication and information flows between the inventory operations department and the corporate controller's group.
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
Changes in Internal Controls

Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 12, Commitments and Contingencies to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended April 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. [Removed and Reserved]

Item 6. Exhibits

10.1*	Second Amended and Restated License Agreement by and among Cora Healthcare, Inc., CoraMed Technologies, LLC, and Haemonetics Corporation dated August 14, 2013

10.2†	Amended and Restated Performance Share Unit Agreement between Haemonetics Corporation and Christopher Simon dated June 6, 2017

10.3†	Form of Performance Share Unit Agreement under 2005 Long-Term Incentive Compensation Plan

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company

32.1
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company

101**
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 1, 2017, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_____________________________

*	Confidential treatment has been requested as to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the U.S. Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.
**
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

HAEMONETICS CORPORATION
8/7/2017	By:	/s/ Christopher Simon
Christopher Simon, President and Chief Executive Officer
(Principal Executive Officer)

8/7/2017	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)