Form 10-Q
period 2017-09-30
HAEMONETICS CORP
filed 2017-11-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: September 30, 2017
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
The number of shares of $0.01 par value common stock outstanding as of November 3, 2017: 52,818,234

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$225,377	$220,253	$436,328	$430,209
Cost of goods sold	120,815	116,005	240,101	234,905
Gross profit	104,562	104,248	196,227	195,304
Operating expenses:
Research and development	7,521	8,336	15,714	19,773
Selling, general and administrative	72,783	71,118	139,644	158,618
Total operating expenses	80,304	79,454	155,358	178,391
Operating income	24,258	24,794	40,869	16,913
Gain on divestiture	—	—	8,000	—
Interest and other expense, net	(1,397)	(1,962)	(2,756)	(4,139)
Income before provision for income taxes	22,861	22,832	46,113	12,774
Provision for income taxes	2,759	3,007	5,874	3,295
Net income	$20,102	$19,825	$40,239	$9,479

Net income per share - basic	$0.38	$0.39	$0.77	$0.19
Net income per share - diluted	$0.38	$0.38	$0.76	$0.18

Weighted average shares outstanding
Basic	52,619	51,378	52,531	51,200
Diluted	52,981	51,701	52,896	51,463

Comprehensive income	21,937	19,037	45,703	7,804
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	April 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,622	$139,564
Accounts receivable, less allowance of $2,224 at September 30, 2017 and $2,184 at April 1, 2017	143,693	152,683
Inventories, net	168,592	176,929
Prepaid expenses and other current assets	37,482	40,853
Total current assets	553,389	510,029
Property, plant and equipment, net	320,221	323,862
Intangible assets, less accumulated amortization of $232,714 at September 30, 2017 and $215,772 at April 1, 2017	169,379	177,540
Goodwill	211,125	210,841
Deferred tax asset	4,478	3,988
Other long-term assets	12,571	12,449
Total assets	$1,271,163	$1,238,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$108,589	$61,022
Accounts payable	41,764	42,973
Accrued payroll and related costs	37,364	43,534
Other liabilities	67,282	63,650
Total current liabilities	254,999	211,179
Long-term debt, net of current maturities	178,015	253,625
Deferred tax liability	13,380	12,114
Other long-term liabilities	23,516	22,181
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 52,694,556 shares at September 30, 2017 and 52,255,495 shares at April 1, 2017	527	523
Additional paid-in capital	497,980	482,044
Retained earnings	330,155	289,916
Accumulated other comprehensive loss	(27,409)	(32,873)
Total stockholders’ equity	801,253	739,610
Total liabilities and stockholders’ equity	$1,271,163	$1,238,709

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 30, 2017	October 1, 2016
Cash Flows from Operating Activities:
Net income	$40,239	$9,479
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	43,986	45,253
Gain on divestiture	(8,000)	—
Stock-based compensation expense	4,199	4,235
Provision for losses on accounts receivable and inventory	688	6,902
Impairment of assets	—	2,505
Other non-cash operating activities	312	(1,241)
Change in operating assets and liabilities:
Change in accounts receivable	10,739	6,807
Change in inventories	7,284	(12,661)
Change in prepaid income taxes	776	(324)
Change in other assets and other liabilities	3,920	2,836
Change in accounts payable and accrued expenses	(6,815)	6,169
Net cash provided by operating activities	97,328	69,960
Cash Flows from Investing Activities:
Capital expenditures	(29,125)	(41,624)
Proceeds from divestiture	9,000	—
Proceeds from sale of property, plant and equipment	1,346	197
Net cash used in investing activities	(18,779)	(41,427)
Cash Flows from Financing Activities:
Repayment of term loan borrowings	(28,455)	(18,970)
Proceeds from employee stock purchase plan	1,622	1,979
Proceeds from exercise of stock options	10,120	13,532
Net increase (decrease) in short-term loans	417	(1,116)
Net cash used in financing activities	(16,296)	(4,575)
Effect of exchange rates on cash and cash equivalents	1,805	(211)
Net Change in Cash and Cash Equivalents	64,058	23,747
Cash and Cash Equivalents at Beginning of Period	139,564	115,123
Cash and Cash Equivalents at End of Period	$203,622	$138,870
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,768	$4,118
Income taxes paid	$5,449	$3,867
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$3,965	$3,477

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2018 or any other interim period. Operating results for the three months ended October 1, 2016 include an overstatement of net income, which was determined to be immaterial to all periods impacted. Absent this correction, our operating income and net income for the three and six months ended October 1, 2016 would have been $0.9 million and $1.2 million lower, respectively, than the amount included in the accompanying consolidated statements of income and comprehensive income. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 1, 2017.

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 3, Restructuring, for information pertaining to a restructuring initiative that was approved after the balance sheet date but prior to the issuance of the financial statements. There were no other subsequent events identified.

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
In addition, ASU No. 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the consolidated statement of operations when the awards vest or are settled. Amendments related to accounting for excess tax benefits resulted in an immaterial tax benefit for the three and six months ended September 30, 2017. In connection with the adoption of this new standard, we also recorded a cumulative-effect adjustment to accumulated deficit and deferred tax assets for certain off balance sheet federal and state net operating loss carry-forwards totaling $1.6 million as of April 1, 2017, with an equal offsetting adjustment to the valuation allowance.

3. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.
On November 1, 2017, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020.

During fiscal 2017, we launched a restructuring program (the "2017 Program") designed to reposition our organization and improve our cost structure. During the three and six months ended September 30, 2017, we incurred $5.2 million and $7.7 million, respectively, of restructuring and turnaround costs under this program. During the three and six months ended October 1, 2016, we incurred $1.1 million and $18.8 million, respectively, of restructuring and turnaround charges under this program. As of September 30, 2017, the 2017 Program was substantially complete.

The following summarizes the restructuring activity for the six months ended September 30, 2017:

(In thousands)	Severance and Other Employee Costs	Other Costs	Total Restructuring
Balance at April 1, 2017	$7,001	$467	$7,468
Costs incurred, net of reversals	446	761	1,207
Payments	(3,872)	(470)	(4,342)
Balance at September 30, 2017	$3,575	$758	$4,333

Substantially all of the restructuring costs for the six months ended September 30, 2017 have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income. As of September 30, 2017, we had a restructuring liability of $4.3 million, of which approximately $3.9 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, during the three and six months ended September 30, 2017, we also incurred costs of $5.6 million and $7.1 million, respectively, that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, which we refer to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income, consist primarily of expenditures directly related to our restructuring initiative and include program management, implementation of the global strategic review initiatives and accelerated depreciation.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Japan	$2	$(38)	$111	$836
EMEA	15	(63)	25	3,011
North America Plasma	—	(7)	—	368
All Other	134	(246)	1,071	11,817
Total	$151	$(354)	$1,207	$16,032

Turnaround costs	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Japan	$—	$1	$—	$2
EMEA	20	55	26	81
North America Plasma	197	936	349	936
All Other	5,419	959	6,688	3,362
Total	$5,636	$1,951	$7,063	$4,381

Total restructuring and turnaround costs	$5,787	$1,597	$8,270	$20,413

4. DIVESTITURE
On April 27, 2017, we sold our SEBRA line of benchtop and hand sealers to Machine Solutions Inc. because it was no longer aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $9.0 million and recorded a pre-tax gain of $8.0 million. The proceeds were subject to a post-closing adjustment based on final asset values as determined during the 90 day transition period. During the second quarter of fiscal 2018, the 90 day transition period ended and there were no post-close adjustments necessary.
The SEBRA portfolio included a suite of products which primarily include radio frequency sealers that are used to seal tubing as part of the collection of whole blood and blood components, particularly plasma.

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

During the three months ended September 30, 2017 and October 1, 2016, we reported an income tax provision of $2.8 million and $3.0 million, respectively, representing effective tax rates of 12.1% and 13.2%, respectively. For the six months ended September 30, 2017 and October 1, 2016, we reported an income tax provision of $5.9 million and $3.3 million, respectively, representing effective tax rates of 12.7% and 25.8%, respectively. The change in our reported tax rate for both the three and six months ended September 30, 2017 was primarily the result of changes in the jurisdictional mix of earnings. Our effective tax rate for six months ended October 1, 2016 was also impacted by a non-recurring discrete tax expense of $1.4 million related to a workforce reduction during the first quarter of fiscal 2017 in a foreign subsidiary where we were required to maintain certain levels of headcount for a multi-year period, which resulted in the establishment of a tax reserve.

The income tax provision for the six months ended September 30, 2017 was primarily attributable to applying our estimated annual effective tax rate to our year-to-date consolidated income before provision for income taxes.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. Additionally, we also maintain a valuation allowance against certain other deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

6. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic EPS
Net income	$20,102	$19,825	$40,239	$9,479
Weighted average shares	52,619	51,378	52,531	51,200
Basic income per share	$0.38	$0.39	$0.77	$0.19
Diluted EPS
Net income	$20,102	$19,825	$40,239	$9,479
Basic weighted average shares	52,619	51,378	52,531	51,200
Net effect of common stock equivalents	362	323	365	263
Diluted weighted average shares	52,981	51,701	52,896	51,463
Diluted income per share	$0.38	$0.38	$0.76	$0.18

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the three and six months ended September 30, 2017, weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million and 0.8 million anti-dilutive shares, respectively. For both the three and six months ended October 1, 2016, weighted average shares outstanding, assuming dilution, excludes the impact of 1.7 million anti-dilutive shares.

7. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	September 30, 2017	April 1, 2017
Raw materials	$50,197	$52,052
Work-in-process	12,234	10,400
Finished goods	106,161	114,477
Total inventories	$168,592	$176,929

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

We capitalized $6.4 million in software development costs for ongoing initiatives during both the six months ended September 30, 2017 and October 1, 2016. At September 30, 2017 and April 1, 2017, we had a total of $69.1 million and $62.7 million of capitalized software costs, respectively, of which $19.1 million and $12.7 million are related to in-process software development initiatives, respectively. There were no capitalized costs placed into service during the six months ended September 30, 2017. During the six months ended October 1, 2016, $4.5 million of capitalized costs were placed into service. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

9. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016
Warranty accrual as of the beginning of the period	$176	$420
Warranty provision	796	390
Warranty spending	(537)	(583)
Warranty accrual as of the end of the period	$435	$227

10. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. During the three and six months ended September 30, 2017, 38.4% and 38.2% of our sales were generated outside the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of September 30, 2017 and April 1, 2017 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $58.4 million as of September 30, 2017 and $68.4 million as of April 1, 2017. At September 30, 2017, losses of $1.4 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of September 30, 2017 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $37.6 million as of September 30, 2017 and $55.4 million as of April 1, 2017.

Interest Rate Swaps

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps") on a total notional amount of $250.0 million of debt. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For three and six months ended September 30, 2017 and October 1, 2016, we recorded nominal activity in accumulated other comprehensive loss to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges. The Swaps matured on August 1, 2017.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in our consolidated statements of income and comprehensive income for the six months ended September 30, 2017:

(In thousands)	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$(1,449)	$(121)	Net revenues, COGS, and SG&A	$601	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$(881)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(64)		Interest and other expense, net

We did not have fair value hedges or net investment hedges outstanding as of September 30, 2017 or April 1, 2017. As of September 30, 2017, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2017, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of September 30, 2017 and April 1, 2017:

(In thousands)	Location in Balance Sheet	As of September 30, 2017	As of April 1, 2017
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,093	$1,645
Non-designated foreign currency hedge contracts	Other current assets	64	218
Designated interest rate swaps	Other current assets	—	64
		$1,157	$1,927
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,611	$894
Non-designated foreign currency hedge contracts	Other current liabilities	141	72
		$1,752	$966

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2017 and April 1, 2017.

	As of September 30, 2017
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$135,763	$—	$135,763
Designated foreign currency hedge contracts	—	1,093	1,093
Non-designated foreign currency hedge contracts	—	64	64
	$135,763	$1,157	$136,920
Liabilities
Designated foreign currency hedge contracts	$—	$1,611	$1,611
Non-designated foreign currency hedge contracts	—	141	141
	$—	$1,752	$1,752

	As of April 1, 2017
	Level 1	Level 2	Total
Assets
Money market funds	$80,676	$—	$80,676
Designated foreign currency hedge contracts	—	1,645	1,645
Non-designated foreign currency hedge contracts	—	218	218
Designated interest rate swaps	—	64	64
	$80,676	$1,927	$82,603
Liabilities
Designated foreign currency hedge contracts	$—	$894	$894
Non-designated foreign currency hedge contracts	—	72	72
	$—	$966	$966

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

11. COMMITMENTS AND CONTINGENCIES

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
The total amount of damages claimed by the plaintiffs in these matters is approximately $4.8 million. During the second quarter of fiscal 2018, we proposed a settlement offer of $0.8 million, which resulted in charges of $0.4 million during the period. As of September 30, 2017, we have recorded a total liability of $0.8 million associated with these claims. In the future, we may receive adverse rulings from the courts which could change our judgment on these cases.

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

H2 Equity claims, in part, that we owe it $3 million for the receipt of the 24-Hour Approval despite the use of a Haemonetics filter to obtain the approval and that we have failed to make commercially reasonable efforts to market and sell products incorporating SOLX. While we believe that we have meritorious defenses to these claims, as of September 30, 2017 we have recorded a liability of $0.4 million which is reflective of the current settlement discussions.

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
The $3.4 million liability associated with customer claims are based on claims seeking reimbursement for $14.2 million in losses sustained as a result of the recall. We believe it is probable that we will incur expenses as a result of these claims and that our range of loss is $3.4 million to $14.2 million, however, we do not have sufficient information to develop a best estimate within this range. Accordingly, during fiscal 2017 we recorded a liability of $3.4 million, which represents the low end of the range. While the customers making these claims purchased substantially all the affected units, incremental charges may be recorded in future periods as additional customer returns and claims data becomes available. We have an enforceable insurance policy in place which we believe provides coverage for a portion of the claims received to date. Accordingly, as of September 30, 2017, we had an insurance receivable of $2.9 million. We will assess the potential for additional insurance recoveries as we receive more information about customer claims in future reporting periods.

Other Matters

In February 2017, we informed a customer of our intent to exit an existing contract. During the second quarter of fiscal 2018, the customer made a demand for $4.6 million, which consisted of $2.8 million in damages for non-performance under the contract and $1.8 million for the refund of two upfront payments that the customer had previously paid to us in connection with the development of a project. As of September 30, 2017, we concluded that it was probable that we would incur costs of $2.8 million in connection with this matter and accordingly have recorded have a liability to reflect this loss contingency. Additionally, we continue to maintain a deferred revenue liability of $1.8 million for the upfront payments, as we have not achieved all of the criteria necessary to recognize these payments as revenue.

12. SEGMENT AND ENTERPRISE-WIDE INFORMATION
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

Selected information by business segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues
Japan	$17,164	$18,991	$32,396	$33,557
EMEA	43,786	45,933	86,794	91,674
North America Plasma	85,051	78,292	162,587	151,767
All Other	80,193	78,411	158,367	156,431
Net revenues before foreign exchange impact	226,194	221,627	440,144	433,429
Effect of exchange rates	(817)	(1,374)	(3,816)	(3,220)
Net revenues	$225,377	$220,253	$436,328	$430,209

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Segment operating income
Japan	$7,877	$9,017	$14,615	$15,173
EMEA	8,239	8,577	16,810	16,853
North America Plasma	32,184	26,151	56,286	51,318
All Other	30,052	30,946	57,738	58,116
Segment operating income	78,352	74,691	145,449	141,460
Corporate operating expenses	(42,905)	(41,921)	(82,216)	(88,059)
Effect of exchange rates	1,102	667	(1,099)	(639)
Restructuring and turnaround costs	(5,787)	(1,637)	(8,270)	(20,453)
Deal amortization	(6,504)	(7,006)	(12,995)	(14,081)
Asset impairments	—	—	—	(1,315)
Operating income	$24,258	$24,794	$40,869	$16,913

Our products are organized into four categories for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. Management reviews revenue trends based on these business units; however, no other financial information is currently available on this basis.

Net revenues by business unit are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Plasma	$109,771	$103,564	$211,278	$201,213
Blood Center	71,710	74,270	137,275	145,213
Cell Processing	25,764	25,955	52,100	52,031
Hemostasis Management	18,132	16,464	35,675	31,752
Net revenues	$225,377	$220,253	$436,328	$430,209
Net revenues generated in our principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
United States	$138,779	$130,843	$269,831	$256,543
Japan	16,732	21,666	31,648	36,630
Europe	39,133	37,606	76,355	77,973
Asia	28,831	28,384	54,771	55,376
Other	1,902	1,754	3,723	3,687
Net revenues	$225,377	$220,253	$436,328	$430,209

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of April 1, 2017	$(29,835)	$(2,272)	$(766)	$(32,873)
Other comprehensive income (loss) before reclassifications(1)	6,856	—	(1,513)	5,343
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	121	121
Net current period other comprehensive income (loss)	6,856	—	(1,392)	5,464
Balance as of September 30, 2017	$(22,979)	$(2,272)	$(2,158)	$(27,409)

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

Hospital
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
Transfusion Management
Our Transfusion Management solutions are designed to help provide safety, traceability and compliance from the hospital blood bank to the patient bedside and enable consistent care across the hospital network. The SafeTrace Tx® transfusion management software is considered the system of record for all hospital blood bank and transfusion information. BloodTrack® blood management software is a modular suite of blood management and bedside transfusion solutions that combines software with hardware components that act as an extension of the hospital’s blood bank information system. The software is designed to work with storage devices, including the BloodTrack HaemoBank® blood storage device.

Hemostasis Management
We have two device platforms which we market to hospitals and laboratories as an alternative to less comprehensive blood tests: the TEG® 5000 analyzer, which we acquired in the 2007 acquisition of Haemoscope Corporation, and the TEG® 6s device, which we license from Cora Healthcare, Inc., a company established by Haemoscope's founders. Under the license from Cora Healthcare, we have exclusive perpetual rights to manufacture and commercialize TEG 6s in hospitals and hospital laboratories.
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

Recent Developments
NexSys PCSTM
In July 2017, we received United States Food and Drug Administration ("FDA") 510(k) clearance for our NexSys PCSTM plasmapheresis system (formerly referred to as PCS 300). We have begun limited production of the devices and we expect to pursue further regulatory clearances for additional enhancements to the overall product offering.
Our planned roll out of this new platform includes the placement of a significant number of new devices. Such placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments. As of September 30, 2017, approximately 20,000 of our Haemonetics owned PCS2 devices ("PCS2") are placed with customers.
Divestiture
On April 27, 2017, we sold our SEBRA line of benchtop and hand sealers to Machine Solutions Inc. because it was no longer aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $9.0 million and recorded a pre-tax gain of $8.0 million. The proceeds received were subject to a post-closing adjustment based on final asset values as determined during the 90 day transition period. During the second quarter of fiscal 2018, the 90 day transition period ended and there were no post-close adjustments necessary.
The SEBRA portfolio included a suite of products which primarily include radio frequency sealers that are used to seal tubing as part of the collection of whole blood and blood components, particularly plasma. The SEBRA product line generated approximately $6.5 million of revenue in our Plasma business unit in fiscal 2017.
Restructuring Initiative
On November 1, 2017, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. We expect savings from this program of approximately $80 million on an annualized basis once the program is completed.
During fiscal 2017, we launched a restructuring program (the "2017 Program") designed to reposition our organization and improve our cost structure. During the three and six months ended September 30, 2017, we incurred $5.2 million and $7.7 million, respectively, of restructuring and turnaround costs under this program. During the three and six months ended October 1, 2016, we incurred $1.1 million and $18.8 million, respectively, of restructuring and turnaround charges under this program. As of September 30, 2017, the 2017 Program was substantially complete.
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
Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 30, 2017	October 1, 2016	% Increase/ (Decrease)	September 30, 2017	October 1, 2016	% Increase/ (Decrease)
Net revenues	$225,377	$220,253	2.3%	$436,328	$430,209	1.4%
Gross profit	$104,562	$104,248	0.3%	$196,227	$195,304	0.5%
% of net revenues	46.4%	47.3%		45.0%	45.4%
Operating expenses	$80,304	$79,454	1.1%	$155,358	$178,391	(12.9)%
Operating income	$24,258	$24,794	(2.2)%	$40,869	$16,913	n/m
% of net revenues	10.8%	11.3%		9.4%	3.9%
Interest and other expense, net	$(1,397)	$(1,962)	(28.8)%	$(2,756)	$(4,139)	(33.4)%
Income before provision for income taxes	$22,861	$22,832	0.1%	$46,113	$12,774	n/m
Provision for income taxes	$2,759	$3,007	(8.2)%	$5,874	$3,295	78.3%
% of pre-tax income	12.1%	13.2%		12.7%	25.8%
Net income	$20,102	$19,825	1.4%	$40,239	$9,479	n/m
% of net revenues	8.9%	9.0%		9.2%	2.2%
Net income per share - basic	$0.38	$0.39	(2.6)%	$0.77	$0.19	n/m
Net income per share - diluted	$0.38	$0.38	—%	$0.76	$0.18	n/m

Net revenues increased 2.3% and 1.4% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, net revenues increased 2.1% and 1.5% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Revenue increases in Plasma and Hemostasis Management were partially offset by declines in our Blood Center and Cell Processing business units during the three months ended September 30, 2017. During the six months ended September 30, 2017, revenue increases in Plasma, Hemostasis Management and Cell Processing were partially offset by declines in our Blood Center business unit.
Operating income decreased for the three months ended September 30, 2017, as compared to the same period of fiscal 2017, primarily due to higher restructuring and turnaround costs and variable compensation. Operating income increased for the six months ended September 30, 2017, as compared to the same period of fiscal 2017, due to significant levels of restructuring and turnaround costs incurred in the first quarter of fiscal 2017 in connection with the fiscal 2017 restructuring initiative. Annualized savings resulting from the fiscal 2017 restructuring initiative and a reduction in research and development spending also contributed to increase in operating income during the first half of fiscal 2018.
Management's Use of Non-GAAP Measures
Management uses non-GAAP financial measures, in addition to financial measures in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), to monitor the financial performance of the business, make informed business decisions, establish budgets, and forecast future results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency conversion rate. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented.

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	Reported growth	Currency impact	Constant currency growth (1)
United States	$138,779	$130,843	6.1%	—%	6.1%
International	86,598	89,410	(3.1)%	0.6%	(3.7)%
Net revenues	$225,377	$220,253	2.3%	0.2%	2.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	Reported growth	Currency impact	Constant currency growth (1)
United States	$269,831	$256,543	5.2%	—%	5.2%
International	166,497	173,666	(4.1)%	(0.4)%	(3.7)%
Net revenues	$436,328	$430,209	1.4%	(0.1)%	1.5%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 100 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 38.4% and 38.2% of total net revenues for the three and six months ended September 30, 2017, respectively, as compared to 40.6% and 40.4% for the three and six months ended October 1, 2016, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	September 30, 2017	October 1, 2016	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$109,771	$103,564	6.0%	0.3%	5.7%
Blood Center	71,710	74,270	(3.4)%	0.4%	(3.8)%
Cell Processing	25,764	25,955	(0.7)%	0.1%	(0.8)%
Hemostasis Management	18,132	16,464	10.1%	(0.3)%	10.4%
Net revenues	$225,377	$220,253	2.3%	0.2%	2.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$211,278	$201,213	5.0%	—%	5.0%
Blood Center	137,275	145,213	(5.5)%	(0.1)%	(5.4)%
Cell Processing	52,100	52,031	0.1%	(0.3)%	0.4%
Hemostasis Management	35,675	31,752	12.4%	(1.0)%	13.4%
Net revenues	$436,328	$430,209	1.4%	(0.1)%	1.5%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
Plasma
Plasma revenue increased 6.0% and 5.0% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, plasma revenue increased 5.7% and 5.0% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. This revenue growth was primarily driven by an increase in sales of plasma disposables during the three and six months ended September 30, 2017 due to continued strong performance in the U.S. This increase was partially offset by a decline in sales of liquid solutions and a decrease in equipment sales resulting from the divestiture of our SEBRA product line.
We have continuing delays in the expansion of our liquid solutions production capacity that may require us or our customers to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level. While these purchases continue, we will see a reduction in revenue from our liquid solutions business and increased costs to serve our customers.
Blood Center
Platelet
Platelet revenue declined by 8.1% and 6.3% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, platelet revenue decreased 8.6% and 6.0% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. The decrease during the three and six months ended September 30, 2017, excluding the impact of foreign exchange, was primarily due to declines in Asia due to order timing. The continued market shift toward double dose collection techniques in Japan also contributed to the decline during the three months ended September 30, 2017. Improved collection efficiencies that increase the yield of platelets per collection have resulted in flat markets for platelet usage and related disposables in Japan. Within these flat markets, the use of "double dose" collection methods and other alternative collection procedures have increased. In Japan, usage of double dose collections comprised approximately 46% of all platelets collected during the six months ended September 30, 2017. While Platelet revenue in Japan for the six months ended September 30, 2017 increased slightly compared to the same period of fiscal 2017 due to order timing in the prior period, we expect the shift toward double dose collection techniques to result in an overall decline in revenue during fiscal 2018.

Red Cell and Whole Blood
Red cell revenue decreased 11.4% and 11.2% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, red cell revenue decreased 11.7% and 11.3% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. During fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") requested updated contracts for sole source supply on apheresis red cell collections. The American Red Cross contract resulted in our gaining 100% share of their apheresis red cell collection business and higher sales volumes, but at lower prices. The impact of the price concessions began in the third quarter of fiscal 2016, while the achievement of 100% share of the American Red Cross' business occurred in the fourth quarter of fiscal 2017. While price declines in this contract continued to have a negative impact in the first half of fiscal 2018, we anticipate stabilization in the second half of fiscal 2018 after annualization of the final price concessions.
Whole blood revenue increased 7.5% and 0.4% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, whole blood revenue increased 6.8% and 0.1% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. The increase is due to higher sales in Asia during the three months ended September 30, 2017 and the negative impact of the whole blood collection kit recall on the prior period. Although we expect the demand for whole blood disposable products in the U.S. to continue to decrease in fiscal 2018 due to a sustained decline in transfusion rates and actions taken by hospitals to improve blood management techniques and protocols, we continued to see a moderation in the rate of decline of this market during the second quarter of fiscal 2018. We expect to see continued declines in transfusion rates and for the market to remain price-focused and highly competitive for the foreseeable future.
Software, Equipment and Other
Blood Center software, equipment and other revenue decreased 12.7% and 14.5% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, Blood Center software, equipment and other revenue decreased 12.7% and 14.4% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. These decreases were largely attributable to order timing in Asia and one-time sales of equipment to the American Red Cross in the prior period to support our increased share of their apheresis red cell collection business.
Cell Processing
Cell Salvage
Cell Salvage revenue consists primarily of the Cell Saver and OrthoPAT products. Cell Saver revenue declined 4.6% and 5.3% during the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, Cell Saver revenue decreased 4.7% and 5.0% for the three and six months ended September 30, 2017, as compared with the same periods of fiscal 2017, primarily due to declines in Japan and Western Europe. OrthoPAT revenue decreased 24.4% and 28.3% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, OrthoPAT revenue decreased 24.6% and 28.2% for the three months ended September 30, 2017, as compared to the same periods of fiscal 2017. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT.
Transfusion Management
Transfusion Management software revenue includes BloodTrack, SafeTrace Tx and other hospital software. Transfusion Management software revenue increased 10.7% and 13.0% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, Transfusion Management software revenue increased by 10.0% and 13.0% for the three and six months ended September 30, 2017 as compared to the same periods of fiscal 2017, due to BloodTrack growth in the U.S. and Europe and SafeTrace Tx growth in the U.S.

Hemostasis Management

Revenue from our Hemostasis Management products increased 10.1% and 12.4% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, Hemostasis Management revenue increased 10.4% and 13.4% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. The revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China. The TEG 6s and TEG Manager are approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. In the U.S., TEG 6s is approved for limited indications, including cardiovascular surgery and cardiology. The release of TEG 6s continues to significantly contribute to the overall growth in Hemostasis Management in the U.S. and Europe. We are pursuing a broader set of indications for the TEG 6s in the U.S., including trauma.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% Increase/ (Decrease)	September 30, 2017	October 1, 2016	% Increase/ (Decrease)
Gross profit	$104,562	$104,248	0.3%	$196,227	$195,304	0.5%
% of net revenues	46.4%	47.3%		45.0%	45.4%

Gross profit increased 0.3% and 0.5% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, gross profit increased 0.2% and 1.5% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Gross profit margin decreased 90 and 40 basis points for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. The decrease in gross profit margin during the three months ended September 30, 2017 was primarily due to the impact of manufacturing challenges and the impact of the divestiture of SEBRA.

The decrease in gross profit margin for the six months ended September 30, 2017 was primarily due to costs incurred associated with inventory purchases from alternate sources as a result of delays in the expansion of our liquid solutions production capacity. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level. Savings achieved in the prior year period from productivity initiatives, the impact of the divestiture of SEBRA and the negative impact of foreign currency also contributed to the decline. These decreases were partially offset by the impact of the whole blood filter recall in the prior year period. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity. We continue to seek opportunities to rationalize our manufacturing network.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	% Increase/ (Decrease)	September 30, 2017	October 1, 2016	% Increase/ (Decrease)
Research and development	$7,521	$8,336	(9.8)%	$15,714	$19,773	(20.5)%
% of net revenues	3.3%	3.8%		3.6%	4.6%
Selling, general and administrative	$72,783	$71,118	2.3%	$139,644	$158,618	(12.0)%
% of net revenues	32.3%	32.3%		32.0%	36.9%
Total operating expenses	$80,304	$79,454	1.1%	$155,358	$178,391	(12.9)%
% of net revenues	35.6%	36.1%		35.6%	41.5%

Research and Development

Research and development expenses decreased 9.8% and 20.5% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, research and development expenses decreased 9.4% and 19.3% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. The decrease was primarily driven by lower restructuring and turnaround costs and reduced spending on several projects in our Blood Center business unit to better align with our long-term product plans. The reduction in spending was partially offset by our continued investment of resources in clinical programs primarily for our Hemostasis Management business unit.

Selling, General and Administrative

Selling, general and administrative expenses increased 2.3% and decreased 12.0% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, selling, general, and administrative expenses increased 2.8% and decreased 11.2% for the three and six months ended September 30, 2017, as compared to the same periods of fiscal 2017. The increase for the three months ended September 30, 2017 was primarily the result of higher restructuring and turnaround costs and an increase in variable compensation expense. Although restructuring and turnaround costs were higher during the three months ended September 30, 2017, there was a reduction of this spending during the six months ended September 30, 2017 due to significant levels of such costs incurred in the first quarter of fiscal 2017 in connection with our global strategic review. Annualized savings as a result of the strategic review also contributed to the decrease in spending during the first half of fiscal 2018.
Interest and Other Expense, Net
Interest expense from our term loan borrowings, which constitutes the majority of expense, decreased during the three and six months ended September 30, 2017 as compared to the prior year period due to principal payments on our term loan and a reduction in our borrowings on our revolving credit line. The effective interest rate on total debt outstanding as of September 30, 2017 was 2.5%.
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
During the three months ended September 30, 2017 and October 1, 2016, we reported an income tax provision of $2.8 million and $3.0 million, respectively, representing effective tax rates of 12.1% and 13.2%, respectively. For the six months ended September 30, 2017 and October 1, 2016, we reported an income tax provision of $5.9 million and $3.3 million, respectively, representing effective tax rates of 12.7% and 25.8%, respectively. The change in our reported tax rate for both the three and six months ended September 30, 2017 was primarily the result of changes in the jurisdictional mix of earnings. Our effective tax rate for six months ended October 1, 2016 was also impacted by a non-recurring discrete tax expense of $1.4 million related to a workforce reduction during the first quarter of fiscal 2017 in a foreign subsidiary where we were required to maintain certain levels of headcount for a multi-year period, which resulted in the establishment of a tax reserve.

The income tax provision for the for the six months ended September 30, 2017 was primarily attributable to applying our estimated annual effective tax rate to our year-to-date consolidated income before provision for income taxes.
We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. Additionally, we maintain a valuation allowance against certain other deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 30, 2017	April 1, 2017
Cash & cash equivalents	$203,622	$139,564
Working capital	$298,390	$298,850
Current ratio	2.2	2.4
Net debt(1)	$(82,982)	$(175,083)
Days sales outstanding (DSO)	58	60
Disposable finished goods inventory turnover	4.4	4.2
(1)Net debt position is the sum of cash and cash equivalents less total debt.
On November 1, 2017, we launched the 2018 Program. Under this restructuring initiative, we expect to incur aggregate charges between $50 million and $60 million, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020.
During fiscal 2017, we launched the 2017 Program, a restructuring initiative designed to reposition our organization and improve our cost structure. During the three and six months ended September 30, 2017, we incurred $5.2 million and $7.7 million, respectively, of restructuring and turnaround costs under this program. As of September 30, 2017, the 2017 Program was substantially complete.
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
Debt
As of September 30, 2017, we had $203.6 million in cash and cash equivalents, substantially held in the U.S. or in countries from which it can be freely repatriated to the U.S. We currently have a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provides for a $475.0 million term loan ("Term Loan") and a $100.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which include financial and negative covenants. The Credit Facilities mature on July 1, 2019. At September 30, 2017, $286.9 million was outstanding under the Term Loan and no amount was outstanding on the Revolving Credit Facility. We also have $46.5 million of uncommitted operating lines of credit to fund our global operations under which there are no outstanding borrowings as of September 30, 2017.
During the three and six months ended September 30, 2017, we paid $16.6 million and $28.5 million, respectively, in scheduled principal repayments for the Term Loan. We have scheduled principal payments of $33.2 million required during the remainder of fiscal 2018. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of September 30, 2017.

Cash Flows

	Six Months Ended
(In thousands)	September 30, 2017	October 1, 2016	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$97,328	$69,960	$27,368
Investing activities	(18,779)	(41,427)	22,648
Financing activities	(16,296)	(4,575)	(11,721)
Effect of exchange rate changes on cash and cash equivalents(1)	1,805	(211)	2,016
Net increase in cash and cash equivalents	$64,058	$23,747
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Net cash provided by operating activities increased by $27.4 million during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016. The increase in cash provided by operating activities was primarily due to net income, as adjusted for depreciation and amortization, and a working capital inflow driven primarily by a decrease in inventories and, to a lesser extent, a decrease in accounts receivable. The decrease in inventories was due to an inventory build of our PCS2 devices in the prior year period and the placement of those devices in fiscal 2018, as well as, the strategic management of inventory levels for this platform of devices in fiscal 2018 in anticipation of the launch of the new devices. The cash inflow was partially offset by a decrease in accrued payroll and related costs as compared to the prior year period, driven by lower restructuring and turnaround reserves.
Net cash used in investing activities decreased by $22.6 million during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016. The decrease in cash used in investing activities was primarily the result of a reduction in capital expenditures during the six months ended September 30, 2017, as compared to the same period in the prior fiscal year, due to the timing of spend, which we expect will occur in the second half of fiscal 2018 and during fiscal 2019. The proceeds received related to the divestiture of our SEBRA product line also contributed to the decrease.

Net cash used in financing activities increased by $11.7 million during the six months ended September 30, 2017, as compared to the six months ended October 1, 2016, primarily due to principal repayments on our Term Loan and lower proceeds received from the exercise of stock options.
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
Foreign Exchange
During the three and six months ended September 30, 2017, approximately 38.4% and 38.2%, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos, and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos, and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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
We have established a cross-functional implementation team consisting of representatives from all of our business units and regions. During fiscal 2017, we began analyzing the impact of the standard on our contract portfolio by reviewing a representative sample of our contracts to identify potential differences that would result from applying the requirements of the new standard. The implementation team has apprised both management and the audit committee of project status on a recurring basis.
We have not finalized our assessment of the impact of Topic 606, however we believe our recognition of software revenue will be the most impacted. Software revenue accounts for approximately 8.4% of our total revenue. We continue to analyze performance obligations, variable consideration and disclosures. Additionally, we are monitoring updates issued by the FASB. During the fourth quarter of fiscal 2018, we expect to substantially complete our impact assessment and initiate efforts to redesign impacted processes, policies and controls.
Other Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU No. 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is applicable to us in fiscal 2019. Early adoption of certain provisions is permitted. Management does not believe that the adoption of ASU No. 2016-01 will have a material effect on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP, and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is applicable to us in fiscal 2020. Earlier adoption is permitted. The impact of adopting ASU No. 2016-02 on our financial position and results of operations is being assessed by management.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance will make more financial and non-financial hedging strategies eligible for hedge accounting as well as amend the presentation and disclosure requirements and change how companies assess effectiveness. The guidance is effective for annual periods beginning after December 15, 2018, and is applicable to us in fiscal 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASU No. 2017-12 on our financial position and results of operations is being assessed by management.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $3.6 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $3.5 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as September 30, 2017 was $286.9 million with an interest rate of 2.5% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $2.9 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps matured on August 1, 2017.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Because the material weakness in our internal control over financial reporting for inventory that existed as of April 1, 2017 has not yet been fully remediated, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

We have undertaken steps to strengthen our controls over accounting for inventory, including:

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
Changes in Internal Controls

Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 11, Commitments and Contingencies to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended April 1, 2017.

We may not realize the benefits we expect from our Complexity Reduction Initiative.
On November 1, 2017, we committed to and commenced our Complexity Reduction Initiative, also referred to in this report as the 2018 Program, a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. We anticipate the majority of the savings generated by the 2018 Program will result from cost reductions such as direct materials, indirect spending, facilities, freight, and workforce reduction which will be accomplished primarily through voluntary and involuntary separations. The successful implementation of the 2018 Program presents organizational challenges and in many cases will require successful negotiations with third parties, including suppliers and other business partners, and consultations with appropriate works councils. As a result, we may not be able to realize all of the anticipated benefits from our 2018 Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. The 2018 Program could also yield unintended consequences, such as distraction of our management and employees, business disruption, inability to attract or retain key personnel, and reduced employee productivity, which could negatively affect our business, sales, financial condition and results of operations. If we are unable to realize the anticipated savings of the 2018 Program, our ability to fund new business initiatives may be adversely affected. Any failure to implement the 2018 Program in accordance with our expectations could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
The Compensation Committee of the Board of Directors (the "Compensation Committee") recently completed a review of our forms of executive severance agreement and change in control agreement. As a result of the review, the Compensation Committee approved (i) an updated form of executive severance agreement (the “Severance Agreement”), (ii) an updated form of change in control agreement (the “Change in Control Agreement”), (iii) the use of both the Severance Agreement and the Change in Control Agreement for certain members of the Company’s senior management, including named executive officers William P. Burke and Neil Ryding, and (iv) the implementation of similar updates to the executive severance agreement and change in control agreement previously existing with Christopher A. Simon, our Chief Executive Officer.
On November 7, 2017, we entered into a Severance Agreement and a Change in Control Agreement with each of Messrs. Simon, Burke and Ryding and other members of senior management. The Severance Agreements and Change in Control Agreements replace the executive severance agreements and change in control agreements previously existing with such named executive officers and the other members of senior management who previously were parties to executive severance agreements or change in control agreements.

The updated form of Severance Agreement expands the definition of “Cause” for termination of employment and provides that the executive’s severance benefits will include, in addition to the severance benefits provided under the prior form of executive severance agreement, a pro-rata portion of the annual bonus the executive would have earned with respect to the fiscal year in which the executive’s termination of employment occurs if the executive had remained actively employed by Haemonetics through the payment date for annual bonuses in respect of such fiscal year, based on the actual performance of Haemonetics during the applicable bonus period and assuming full achievement of any individual performance goals. The updated form of Severance Agreement provides that severance benefits payable thereunder will immediately cease if the executive violates certain confidentiality, non-solicitation, and non-competition obligations and that, in the event of such a violation, the executive will be required to repay to Haemonetics any installments of continued base salary and payments for welfare benefits that were previously paid to the executive as part of his or her severance entitlement.
The updated form of Change in Control Agreement modifies the definition of “Change in Control” to increase the percentage of ownership of our shares by a person or group triggering a Change in Control from 35% to 50% and to include as a Change in Control individuals who constitute the “Incumbent Board” ceasing to constitute a majority of the Board of Directors. The updated form of Change in Control Agreement also clarifies that in the event of a conflict between the terms of the Change in Control Agreement and the terms of an individual equity award with respect to vesting of equity awards upon a Change in Control, the terms of the individual equity award will control if such award provides more favorable vesting terms than the Change in Control Agreement. The updated form of Change in Control Agreement also provides that severance benefits payable thereunder will immediately cease if the executive violates certain confidentiality, non-solicitation, and non-competition obligations and that, in the event of such a violation, the executive will be required to repay to Haemonetics any cash amounts that were previously paid to the executive as part of his or her severance entitlement.
The foregoing summary of the Severance Agreement and Change in Control Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Form of Severance Agreement, Form of Change in Control Agreement, CEO Severance Agreement, and CEO Change in Control Agreement, which are attached as Exhibits 10.2, 10.3, 10.4 and 10.5, respectively, and are incorporated herein by reference.

Item 6. Exhibits

10.1†	Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (Internal Financial Metrics, adopted Fiscal 2018)

10.2†	Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon

10.3†	Form of Change in Control Agreement between the Company and executive officers other than Christopher A. Simon

10.4†	Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017

10.5†	Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company

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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_____________________________

†	Agreement, plan, or arrangement related to the compensation of executive officers or directors
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

HAEMONETICS CORPORATION
11/7/2017	By:	/s/ Christopher Simon
Christopher Simon, President and Chief Executive Officer
(Principal Executive Officer)

11/7/2017	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)