Form 10-Q
period 2017-12-30
HAEMONETICS CORP
filed 2018-02-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: December 30, 2017
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
The number of shares of $0.01 par value common stock outstanding as of February 2, 2018: 53,447,550

HAEMONETICS CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income - Three and Nine Months Ended December 30, 2017 and December 31, 2016	3
Unaudited Consolidated Balance Sheet - December 30, 2017 and Audited Consolidated Balance Sheet - April 1, 2017	4
Unaudited Consolidated Statements of Cash Flows - Nine Months Ended December 30, 2017 and December 31, 2016	5
Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4. Controls and Procedures	32

PART II. OTHER INFORMATION	33

ITEM 1. Legal Proceedings	33

ITEM 1A. Risk Factors	33

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3. Defaults upon Senior Securities	33

ITEM 4. Mine Safety Disclosures	34

ITEM 5. [Removed and Reserved]	34

ITEM 6. Exhibits	35

SIGNATURES	36

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net revenues	$234,043	$227,841	$670,371	$658,050
Cost of goods sold	122,748	126,762	362,849	361,667
Gross profit	111,295	101,079	307,522	296,383
Operating expenses:
Research and development	12,427	8,462	28,141	28,235
Selling, general and administrative	97,855	71,405	237,499	230,023
Total operating expenses	110,282	79,867	265,640	258,258
Operating income	1,013	21,212	41,882	38,125
Gain on divestiture	—	—	8,000	—
Interest and other expense, net	(806)	(2,275)	(3,562)	(6,414)
Income before provision for income taxes	207	18,937	46,320	31,711
Provision for income taxes	6,754	3,544	12,628	6,839
Net (loss) income	$(6,547)	$15,393	$33,692	$24,872

Net (loss) income per share - basic	$(0.12)	$0.30	$0.64	$0.48
Net (loss) income per share - diluted	$(0.12)	$0.30	$0.63	$0.48

Weighted average shares outstanding
Basic	53,090	51,708	52,717	51,369
Diluted	53,090	52,103	53,285	51,671

Comprehensive (loss) income	(6,350)	13,084	39,353	20,888
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 30, 2017	April 1, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$251,591	$139,564
Accounts receivable, less allowance of $2,209 at December 30, 2017 and $2,184 at April 1, 2017	146,718	152,683
Inventories, net	158,840	176,929
Prepaid expenses and other current assets	32,564	40,853
Total current assets	589,713	510,029
Property, plant and equipment, net	330,026	323,862
Intangible assets, less accumulated amortization of $240,851 at December 30, 2017 and $215,772 at April 1, 2017	163,946	177,540
Goodwill	211,086	210,841
Deferred tax asset	4,510	3,988
Other long-term assets	12,433	12,449
Total assets	$1,311,714	$1,238,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$151,465	$61,022
Accounts payable	41,496	42,973
Accrued payroll and related costs	63,066	43,534
Other liabilities	68,151	63,650
Total current liabilities	324,178	211,179
Long-term debt, net of current maturities	118,702	253,625
Deferred tax liability	6,428	12,114
Other long-term liabilities	39,599	22,181
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 53,388,089 shares at December 30, 2017 and 52,255,495 shares at April 1, 2017	534	523
Additional paid-in capital	525,877	482,044
Retained earnings	323,608	289,916
Accumulated other comprehensive loss	(27,212)	(32,873)
Total stockholders’ equity	822,807	739,610
Total liabilities and stockholders’ equity	$1,311,714	$1,238,709

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 30, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net income	$33,692	$24,872
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	66,267	67,531
Gain on divestiture	(8,000)	—
Stock-based compensation expense	7,360	6,608
Provision for losses on accounts receivable and inventory	514	11,398
Impairment of assets	218	3,413
Other non-cash operating activities	398	1,216
Change in operating assets and liabilities:
Change in accounts receivable	8,204	3,878
Change in inventories	17,460	(13,960)
Change in prepaid income taxes	805	868
Change in other assets and other liabilities	17,747	(996)
Change in accounts payable and accrued expenses	18,058	20,333
Net cash provided by operating activities	162,723	125,161
Cash Flows from Investing Activities:
Capital expenditures	(55,696)	(60,517)
Proceeds from divestiture	9,000	—
Proceeds from sale of property, plant and equipment	1,627	1,773
Net cash used in investing activities	(45,069)	(58,744)
Cash Flows from Financing Activities:
Repayment of term loan borrowings	(45,054)	(30,827)
Proceeds from employee stock purchase plan	3,246	3,560
Proceeds from exercise of stock options	33,239	18,278
Net increase (decrease) in short-term loans	579	(40,975)
Net cash used in financing activities	(7,990)	(49,964)
Effect of exchange rates on cash and cash equivalents	2,363	(1,937)
Net Change in Cash and Cash Equivalents	112,027	14,516
Cash and Cash Equivalents at Beginning of Period	139,564	115,123
Cash and Cash Equivalents at End of Period	$251,591	$129,639
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,684	$6,058
Income taxes paid	$7,320	$5,724
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$5,424	$5,081

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2018 or any other interim period. Operating results for the nine months ended December 31, 2016 include an overstatement of net income, which was determined to be immaterial to all periods impacted. Absent this correction, our operating income and net income for the nine months ended December 31, 2016 would have been $0.9 million and $1.2 million lower, respectively, than the amount included in the accompanying consolidated statements of (loss) income and comprehensive (loss) income. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended April 1, 2017.

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 11, Commitments and Contingencies for information pertaining to an event that occurred after the balance sheet date but prior to the issuance of the financial statements. There were no other subsequent events identified.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Compensation- Stock Compensation ("Topic 718"): Improvements to Employee Share-Based Payment Accounting. The purpose of the update is to simplify several areas of the accounting for share-based payment transactions. We adopted ASU No. 2016-09 on a prospective basis in our first quarter of fiscal 2018; therefore, prior periods have not been adjusted. The adoption of ASU No. 2016-09 did not have a material effect on our financial position or results of operations.
ASU No. 2016-09 allows a company to elect to account for award forfeitures as they occur or to continue to estimate forfeitures. We have elected to continue to estimate potential forfeitures.
In addition, ASU No. 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the consolidated statement of operations when the awards vest or are settled. Amendments related to accounting for excess tax benefits resulted in an immaterial tax benefit for the three and nine months ended December 30, 2017. In connection with the adoption of this new standard, we also recorded a cumulative-effect adjustment to retained earnings and deferred tax assets for certain off balance sheet federal and state net operating loss carry-forwards totaling $1.6 million as of April 1, 2017, with an equal offsetting adjustment to the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act”) was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission ("SEC") issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 30, 2017, we had not yet completed our accounting for the tax effects of the enactment of the Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. Refer to Note 5, Income Taxes, for additional information regarding this new tax legislation.

3. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.
On November 1, 2017, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During the three and nine months ended December 30, 2017, we incurred $31.7 million of restructuring and turnaround costs under this program.

During fiscal 2017, we launched a restructuring program (the "2017 Program") designed to reposition our organization and improve our cost structure. During the nine months ended December 30, 2017, we incurred $7.7 million of restructuring and turnaround costs under this program. There were no charges recorded during the three months ended December 30, 2017 under this program. During the three and nine months ended December 31, 2016, we incurred $4.1 million and $22.9 million, respectively, of restructuring and turnaround charges under this program. As of December 30, 2017, charges associated with the 2017 Program were substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2018 Program and the 2017 Program for the nine months ended December 30, 2017, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2018 Program	2017 Program	Total
Balance at April 1, 2017	$—	$7,468	$7,468
Costs incurred, net of reversals	28,607	1,055	29,662
Payments	(296)	(5,405)	(5,701)
Balance at December 30, 2017	$28,311	$3,118	$31,429

Restructuring costs for the three months ended December 30, 2017 included as a component of selling, general and administrative expenses and research and development in the accompanying consolidated statements of (loss) income were $24.2 million and $4.3 million, respectively. Restructuring costs for the nine months ended December 30, 2017 included as a component of selling, general and administrative expenses and research and development in the accompanying consolidated statements of (loss) income were $25.1 million and $4.6 million, respectively. As of December 30, 2017, we had a restructuring liability of $31.4 million, of which $24.6 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, during the three and nine months ended December 30, 2017, we also incurred costs of $2.8 million and $9.9 million, respectively, that do not constitute as restructuring under ASC 420, Exit and Disposal Cost Obligations, which we refer to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of (loss) income, consist primarily of expenditures directly related to our restructuring actions and include program management, implementation of outsourcing initiatives and accelerated depreciation.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Japan	$52	$(72)	$163	$764
EMEA	869	198	894	3,209
North America Plasma	555	1	555	369
All Other	26,979	1,905	28,050	13,722
Total	$28,455	$2,032	$29,662	$18,064

Turnaround costs	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Japan	$—	$—	$—	$2
EMEA	(161)	(5)	(135)	76
North America Plasma	229	37	578	973
All Other	2,775	4,674	9,463	8,036
Total	$2,843	$4,706	$9,906	$9,087

Total restructuring and turnaround costs	$31,298	$6,738	$39,568	$27,151

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

5. INCOME TAXES

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate has been generally lower than the U.S. federal statutory rate as the income tax rates in the foreign jurisdictions in which we operate are generally lower than the U.S. statutory tax rate. Our reported tax rate for the three and nine months ended December 30, 2017 is higher than the statutory tax rate primarily as a result of net discrete expense recorded in connection with U.S. tax reform, as discussed below.

During the three months ended December 30, 2017 and December 31, 2016, we reported an income tax provision of $6.8 million and $3.5 million, respectively. For the nine months ended December 30, 2017 and December 31, 2016, we reported an income tax provision of $12.6 million and $6.8 million, respectively. The change in our tax provision for both the three and nine months ended December 30, 2017 was primarily the result of U.S. tax reform, as discussed below, as well as changes in the jurisdictional mix of earnings and other foreign items. Our tax provision for nine months ended December 31, 2016 was impacted by a non-recurring discrete tax expense of $1.4 million related to a workforce reduction during the first quarter of fiscal 2017 in a foreign subsidiary where we were required to maintain certain levels of headcount for a multi-year period, which resulted in the establishment of a tax reserve.

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

As of December 30, 2017, we had not completed our accounting for the tax effects of the enactment of the Act, however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. During the three and nine months ended December 30, 2017, we recognized a provisional amount of $5.4 million as our reasonable estimate of the impact of the provisions of the Act, which is included as a component of income tax expense in our consolidated statements of (loss) income. The $5.4 million is comprised of an increase to tax expense of $12.3 million for the net transition tax to be paid over eight years, partially offset by $6.9 million of additional benefits from the re-measurement of deferred tax assets. We will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Provisional amounts

As a result of the Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to changes in deferred tax amounts. In addition, certain of our deferred tax assets against which we had previously maintained a valuation allowance became more-likely-than-not realizable as a result of the source of income associated with the transition tax and changes in the tax law which resulted in net operating losses generated in future periods having an indefinite carryforward period (as we have existing indefinite lived deferred tax liabilities which can serve as a source of income for indefinite lived deferred tax assets). As we continue to analyze the Act and refine our calculations it could give rise to additional changes in our valuation allowance. The provisional benefit amount recorded related to the re-measurement of our deferred tax balance prior to the release of the valuation allowance on attributes utilized to offset the transition tax during the three and nine months ended December 30, 2017 was $6.9 million.

The one-time transition tax associated with the Act is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. federal taxation. During the three and nine months ended December 30, 2017, we recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries of $22.7 million, resulting in an increase in income tax expense. The income tax expense increase was partially offset by the release of $10.4 million of valuation allowance on attributes utilized to offset the transition tax, resulting in a net provisional expense after utilization of foreign tax credits of $12.3 million. We have not yet completed our calculation of the total post-1986 E&P for our foreign subsidiaries or the tax pools of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We continue to provide for an additional withholding tax liability on the undistributed foreign earnings of certain foreign subsidiaries. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.
We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. Additionally, we also maintain a valuation allowance against certain other deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

6. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Basic EPS
Net (loss) income	$(6,547)	$15,393	$33,692	$24,872
Weighted average shares	53,090	51,708	52,717	51,369
Basic (loss) income per share	$(0.12)	$0.30	$0.64	$0.48
Diluted EPS
Net (loss) income	$(6,547)	$15,393	$33,692	$24,872
Basic weighted average shares	53,090	51,708	52,717	51,369
Net effect of common stock equivalents	—	395	568	302
Diluted weighted average shares	53,090	52,103	53,285	51,671
Diluted (loss) income per share	$(0.12)	$0.30	$0.63	$0.48

Basic earnings per share is calculated using our weighted-average outstanding common stock. Diluted earnings per share is calculated using our weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three months ended December 30, 2017, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect. For the nine months ended December 30, 2017, weighted average shares outstanding, assuming dilution, excludes the impact of 0.5 million anti-dilutive shares. For the three and nine months ended December 31, 2016, weighted average shares outstanding, assuming dilution, excludes the impact of 1.1 million and 1.7 million anti-dilutive shares, respectively.

7. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	December 30, 2017	April 1, 2017
Raw materials	$46,347	$52,052
Work-in-process	9,485	10,400
Finished goods	103,008	114,477
Total inventories	$158,840	$176,929

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

We capitalized $8.7 million and $8.3 million in software development costs for ongoing initiatives during both the nine months ended December 30, 2017 and December 31, 2016, respectively. At December 30, 2017 and April 1, 2017, we had a total of $71.4 million and $62.7 million of capitalized software costs, respectively, of which $19.1 million and $12.7 million are related to in-process software development initiatives, respectively. During the nine months ended December 30, 2017 and December 31, 2016, there were $2.3 million and $4.5 million capitalized costs placed into service, respectively. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

9. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016
Warranty accrual as of the beginning of the period	$176	$420
Warranty provision	911	860
Warranty spending	(723)	(1,077)
Warranty accrual as of the end of the period	$364	$203

10. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. During the three and nine months ended December 30, 2017, 39.8% and 38.7% of our sales were generated outside the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of December 30, 2017 and April 1, 2017 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $73.3 million as of December 30, 2017 and $68.4 million as of April 1, 2017. At December 30, 2017, losses of $2.3 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of December 30, 2017 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $33.4 million as of December 30, 2017 and $55.4 million as of April 1, 2017.

Interest Rate Swaps

On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps") on a total notional amount of $250.0 million of debt. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For the nine months ended December 30, 2017 and the three and nine months ended December 31, 2016, we recorded nominal activity in accumulated other comprehensive loss to recognize the effective portion of the fair value of interest rate swaps that qualify as cash flow hedges. No activity was recorded during the three months ended December 30, 2017 as the Swaps matured on August 1, 2017.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in our consolidated statements of (loss) income and comprehensive income for the nine months ended December 30, 2017:

(In thousands)	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
Designated foreign currency hedge contracts, net of tax	$(2,338)	$(633)	Net revenues, COGS, and SG&A	$862	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$(1,076)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(64)		Interest and other expense, net

We did not have fair value hedges or net investment hedges outstanding as of December 30, 2017 or April 1, 2017. As of December 30, 2017, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 30, 2017, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of December 30, 2017 and April 1, 2017:

(In thousands)	Location in Balance Sheet	As of	As of
		December 30, 2017	April 1, 2017
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$335	$1,645
Non-designated foreign currency hedge contracts	Other current assets	108	218
Designated interest rate swaps	Other current assets	—	64
		$443	$1,927
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,315	$894
Non-designated foreign currency hedge contracts	Other current liabilities	146	72
		$1,461	$966

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 30, 2017 and April 1, 2017.

	As of December 30, 2017
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$164,409	$—	$164,409
Designated foreign currency hedge contracts	—	335	335
Non-designated foreign currency hedge contracts	—	108	108
	$164,409	$443	$164,852
Liabilities
Designated foreign currency hedge contracts	$—	$1,315	$1,315
Non-designated foreign currency hedge contracts	—	146	146
	$—	$1,461	$1,461

	As of April 1, 2017
	Level 1	Level 2	Total
Assets
Money market funds	$80,676	$—	$80,676
Designated foreign currency hedge contracts	—	1,645	1,645
Non-designated foreign currency hedge contracts	—	218	218
Designated interest rate swaps	—	64	64
	$80,676	$1,927	$82,603
Liabilities
Designated foreign currency hedge contracts	$—	$894	$894
Non-designated foreign currency hedge contracts	—	72	72
	$—	$966	$966

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
The total amount of damages claimed by the plaintiffs in these matters is approximately $4.8 million. During the second quarter of fiscal 2018, we proposed a settlement offer of $0.8 million, which resulted in charges of $0.4 million during that quarter. During the third quarter of fiscal 2018, substantially all of the plaintiffs involved in these claims accepted a settlement offer, which resulted in additional charges of $0.3 million. As of December 30, 2017, we have recorded a total liability of $1.1 million associated with these claims.

SOLX Arbitration

In July 2016, H2Equity, LLC, formerly known as Hemerus Medical, LLC (“Hemerus”), filed an arbitration claim for $17 million relating to milestone and royalty payments allegedly owed as part of our acquisition of Hemerus' filter and storage solution business, referred to herein as "SOLX", in fiscal 2014.

Upon closing of the acquisition in April 2013, Haemonetics paid Hemerus a total of $24 million and agreed to a $3 million milestone payment due when the United States Food and Drug Administration ("FDA") approved a new indication for SOLX (the “24-Hour Approval”) using a filter acquired from Hemerus. We also agreed to make future royalty payments up to a cumulative maximum of $14 million based on the sale of products incorporating SOLX over a ten year period.

Due to performance issues with the Hemerus filter, we filed for and received the 24-Hour Approval using a Haemonetics filter. Accordingly, we did not pay Hemerus the $3 million milestone payment because the 24-Hour Approval was obtained using a Haemonetics filter, not a Hemerus filter. Additionally, we have not paid any royalties to date as we have not made any sales of products incorporating SOLX.

H2Equity’s July 2016 arbitration claim alleged, in part, that we owed H2Equity $3 million for the receipt of the 24-Hour Approval despite the use of a Haemonetics filter to obtain the approval and that we have failed to make commercially reasonable efforts to market and sell products incorporating SOLX. In January 2018, we entered into a settlement agreement with H2Equity that, together with corresponding settlement documents, provides for a release of H2Equity’s claims against the Company in exchange for the payment of $0.4 million and transfer of SOLX-related intellectual property to H2Equity, along with the parties entry into a supply agreement providing for our supply to H2Equity of Haemonetics filters as used in the 24-Hour Approval.

Product Recall

In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. During fiscal 2017, we recorded $3.7 million of charges associated with customer returns and inventory reserves and $3.4 million of charges associated with customer claims. We have an enforceable insurance policy in place which will provide coverage for a portion of the customer claims. During fiscal 2017, we recorded $2.9 million of insurance receivables associated with the $3.4 million of charges from customer claims.

In January 2018, we entered into formal mediation with a group of customers responsible for substantially all of the total outstanding claims against us. Based upon the parameters of a proposed settlement for the outstanding customer claims that are subject to on-going negotiations, we incurred an additional $5.1 million of charges. The incremental charges were partially offset by an additional $2.1 million of insurance receivables. Both the additional charges and insurance receivables are included in our results for the three and nine months ended December 30, 2017.

As of December 30, 2017, we had recorded a cumulative total of $7.2 million of net charges associated with this recall, which consisted of $3.7 million of charges associated with customer returns and inventory reserves and $8.5 million of other customer claims, partially offset by $5.0 million of insurance receivables.
Other Matters

In February 2017, we informed a customer of our intent to exit an existing contract. The customer made a demand for $4.6 million, which consisted of $2.8 million in damages for non-performance under the contract and $1.8 million for the refund of two upfront payments that the customer had previously paid to us in connection with the development of a project. During the third quarter of fiscal 2018, we refunded the $1.8 million of upfront payments and entered into a settlement agreement for $2.3 million in connection with this matter. As of December 30, 2017, we reduced our liability to be reflective of this settlement amount.

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

Selected information by business segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net revenues
Japan	$18,161	$20,173	$50,557	$53,730
EMEA	47,481	49,857	134,275	141,531
North America Plasma	86,545	83,324	249,132	235,091
All Other	83,717	79,884	242,084	236,315
Net revenues before foreign exchange impact	235,904	233,238	676,048	666,667
Effect of exchange rates	(1,861)	(5,397)	(5,677)	(8,617)
Net revenues	$234,043	$227,841	$670,371	$658,050

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Segment operating income
Japan	$8,967	$9,514	$23,582	$24,687
EMEA	11,423	11,143	28,233	27,996
North America Plasma	31,740	23,125	88,026	74,443
All Other	31,551	27,422	89,289	85,538
Segment operating income	83,681	71,204	229,130	212,664
Corporate operating expenses	(44,608)	(36,339)	(126,824)	(124,398)
Effect of exchange rates	2,755	(151)	1,656	(790)
Restructuring and turnaround costs	(31,298)	(6,762)	(39,568)	(27,215)
Deal amortization	(6,506)	(6,530)	(19,501)	(20,611)
Legal charges	(3,011)	—	(3,011)	—
Asset impairments	—	(210)	—	(1,525)
Operating income	$1,013	$21,212	$41,882	$38,125

Our products are organized into four categories for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. Management reviews revenue trends based on these business units; however, no other financial information is currently available on this basis.

Net revenues by business unit are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Plasma	$113,098	$108,655	$324,376	$309,868
Blood Center	74,227	76,354	211,502	221,567
Cell Processing	26,829	25,918	78,929	77,949
Hemostasis Management	19,889	16,914	55,564	48,666
Net revenues	$234,043	$227,841	$670,371	$658,050
Net revenues generated in our principle operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
United States	$140,840	$136,759	$410,671	$393,302
Japan	17,664	22,319	49,312	58,949
Europe	42,189	38,892	118,544	116,865
Asia	30,733	27,749	85,504	83,125
Other	2,617	2,122	6,340	5,809
Net revenues	$234,043	$227,841	$670,371	$658,050

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of April 1, 2017	$(29,835)	$(2,272)	$(766)	$(32,873)
Other comprehensive income (loss) before reclassifications(1)	7,430	—	(2,402)	5,028
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	633	633
Net current period other comprehensive income (loss)	7,430	—	(1,769)	5,661
Balance as of December 30, 2017	$(22,405)	$(2,272)	$(2,535)	$(27,212)

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

Products
Our products are organized into four categories for purposes of evaluating and developing their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. “Cell Processing” includes surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software. “Hemostasis Management” includes devices and methodologies for measuring coagulation characteristics of blood, such as our TEG® Hemostasis Analyzer.
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

Recent Developments

Income Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 30, 2017, we had not yet completed our accounting for the tax effects of the enactment of the Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. During the three and nine months ended December 30, 2017, we recognized a provisional amount of $5.4 million, which is included as a component of income tax expense in our consolidated statements of (loss) income. Please see the section entitled “Income Taxes” in this discussion for a more complete explanation of the reported impact of this change in legislation.

In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which we have accounted for with provisional estimates as of December 30, 2017, we will also continue to analyze and monitor the other impacts of the Act that become effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses.
NexSys PCSTM
In July 2017, we received United States Food and Drug Administration ("FDA") 510(k) clearance for our NexSys PCSTM plasmapheresis system (formerly referred to as PCS 300). We have begun limited production of the devices and we expect to pursue further regulatory clearances for additional enhancements to the overall product offering.
Our planned roll out of this new platform includes the placement of a significant number of new devices. Such placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments. As of December 30, 2017, approximately 20,000 of our Haemonetics owned PCS2 devices ("PCS2") are placed with customers.
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
Restructuring Initiative
On November 1, 2017, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. We expect savings from this program of approximately $80 million on an annualized basis once the program is completed. During the three and nine months ended December 30, 2017, we incurred $31.7 million of restructuring and turnaround costs under this program.
Product Recall

In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. During fiscal 2017, we recorded $3.7 million of charges associated with customer returns and inventory reserves and $3.4 million of charges associated with customer claims. We have an enforceable insurance policy in place which will provide coverage for a portion of the customer claims. During fiscal 2017, we recorded $2.9 million of insurance receivables associated with the $3.4 million of charges from customer claims.

In January 2018, we entered into formal mediation with a group of customers responsible for substantially all of the total outstanding claims against us. Based upon the parameters of a proposed settlement for the outstanding customer claims that are subject to on-going negotiations, we incurred an additional $5.1 million of charges. The incremental charges were partially offset by an additional $2.1 million of insurance receivables. Both the additional charges and insurance receivables are included in our results for the three and nine months ended December 30, 2017.

As of December 30, 2017, we had recorded a cumulative total of $7.2 million of net charges associated with this recall, which consisted of $3.7 million of charges associated with customer returns and inventory reserves and $8.5 million of other customer claims, partially offset by $5.0 million of insurance receivables.
Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 30, 2017	December 31, 2016	% Increase/ (Decrease)	December 30, 2017	December 31, 2016	% Increase/ (Decrease)
Net revenues	$234,043	$227,841	2.7%	$670,371	$658,050	1.9%
Gross profit	$111,295	$101,079	10.1%	$307,522	$296,383	3.8%
% of net revenues	47.6%	44.4%		45.9%	45.0%
Operating expenses	$110,282	$79,867	38.1%	$265,640	$258,258	2.9%
Operating income	$1,013	$21,212	(95.2)%	$41,882	$38,125	9.9%
% of net revenues	0.4%	9.3%		6.2%	5.8%
Interest and other expense, net	$(806)	$(2,275)	(64.6)%	$(3,562)	$(6,414)	(44.5)%
Income before provision for income taxes	$207	$18,937	(98.9)%	$46,320	$31,711	46.1%
Provision for income taxes	$6,754	$3,544	90.6%	$12,628	$6,839	84.6%
% of pre-tax income	3,262.8%	18.7%		27.3%	21.6%
Net (loss) income	$(6,547)	$15,393	n/m	$33,692	$24,872	35.5%
% of net revenues	(2.8)%	6.8%		5.0%	3.8%
Net (loss) income per share - basic	$(0.12)	$0.30	n/m	$0.64	$0.48	33.3%
Net income per share - diluted	$(0.12)	$0.30	n/m	$0.63	$0.48	31.3%
Net revenues increased 2.7% and 1.9% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, net revenues increased 1.1% and 1.4% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Revenue increases in Plasma, Hemostasis Management and Cell Processing were partially offset by declines in our Blood Center business unit during the three and nine months ended December 30, 2017.

Operating income decreased for the three months ended December 30, 2017, as compared to the same period of fiscal 2017, primarily due to higher restructuring and turnaround costs incurred in connection with the 2018 Program and increased variable compensation. Operating income increased for the nine months ended December 30, 2017, as compared to the same period of fiscal 2017, due to annualized savings resulting from the 2017 Program, favorable mix and the impact of inventory reserves and the Whole Blood filter recall recorded during the prior period.
Management's Use of Non-GAAP Measures
Management uses non-GAAP financial measures, in addition to financial measures in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), to monitor the financial performance of the business, make informed business decisions, establish budgets, and forecast future results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency conversion rate. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented.

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	December 30, 2017	December 31, 2016	Reported growth	Currency impact	Constant currency growth (1)
United States	$140,840	$136,759	3.0%	—%	3.0%
International	93,203	91,082	2.3%	3.8%	(1.5)%
Net revenues	$234,043	$227,841	2.7%	1.6%	1.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	Reported growth	Currency impact	Constant currency growth (1)
United States	$410,671	$393,302	4.4%	—%	4.4%
International	259,700	264,748	(1.9)%	1.0%	(2.9)%
Net revenues	$670,371	$658,050	1.9%	0.5%	1.4%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 39.8% and 38.7% of total net revenues for the three and nine months ended December 30, 2017, respectively, as compared to 40.0% and 40.2% for the three and nine months ended December 31, 2016, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	December 30, 2017	December 31, 2016	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$113,098	$108,655	4.1%	0.7%	3.4%
Blood Center	74,227	76,354	(2.8)%	2.3%	(5.1)%
Cell Processing	26,829	25,918	3.5%	2.9%	0.6%
Hemostasis Management	19,889	16,914	17.6%	1.9%	15.7%
Net revenues	$234,043	$227,841	2.7%	1.6%	1.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$324,376	$309,868	4.7%	0.2%	4.5%
Blood Center	211,502	221,567	(4.5)%	0.8%	(5.3)%
Cell Processing	78,929	77,949	1.3%	0.9%	0.4%
Hemostasis Management	55,564	48,666	14.2%	—%	14.2%
Net revenues	$670,371	$658,050	1.9%	0.5%	1.4%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
Plasma
Plasma revenue increased 4.1% and 4.7% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, plasma revenue increased 3.4% and 4.5% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. This revenue growth was primarily driven by an increase in sales of plasma disposables and software during the three and nine months ended December 30, 2017 due to continued strong performance in the U.S. This increase was partially offset by a decline in liquid solutions revenue and a decrease in equipment revenue resulting from the divestiture of our SEBRA product line.
We have continuing delays in the expansion of our liquid solutions production capacity that require us or our customers to continue to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level. While these purchases continue, we will see a reduction in revenue from our liquid solutions business and increased costs to serve our customers.
Blood Center
Platelet
Platelet revenue declined by 1.2% and 4.6% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, platelet revenue decreased 5.5% and 5.8% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. The decrease during the three months ended December 30, 2017, excluding the impact of foreign exchange, was primarily due to declines in Europe and the continued market shift toward double dose collection techniques in Japan. The decrease during the nine months ended December 30, 2017, excluding the impact of foreign exchange, was primarily due to the impact of double dose collections in Japan, partially offset by order timing in the prior period.
Improved collection efficiencies that increase the yield of platelets per collection have resulted in flat markets for platelet usage and related disposables in Japan. Within these flat markets, the use of "double dose" collection methods and other alternative collection procedures have increased. In Japan, usage of double dose collections comprised approximately 48% of all platelets collected during the nine months ended December 30, 2017. We expect the shift toward double dose collection techniques to result in an overall decline in revenue during fiscal 2018.

Red Cell and Whole Blood
Red cell revenue decreased 10.6% and 11.0% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, red cell revenue decreased 11.2% and 11.3% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. During fiscal 2016, the American Red Cross and two group purchasing organizations representing other U.S. blood collectors ("Blood Center GPOs") requested updated contracts for sole source supply on apheresis red cell collections. The American Red Cross contract resulted in our gaining 100% share of their apheresis red cell collection business and higher revenue volumes, but at lower prices. The impact of the price concessions began in the third quarter of fiscal 2016, while the achievement of 100% share of the American Red Cross' business occurred in the fourth quarter of fiscal 2017. Although price declines in this contract had a negative impact in the first half of fiscal 2018, the impact of these price declines moderated during the third quarter of fiscal 2018 after annualization of the final price concessions. The loss of a customer contract also contributed to the decline during the three and nine months ended December 30, 2017.
Whole blood revenue increased 0.8% and 0.5% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, whole blood revenue was flat for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Although we expect the demand for whole blood disposable products in the U.S. to continue to decrease in fiscal 2018 due to a sustained decline in transfusion rates and actions taken by hospitals to improve blood management techniques and protocols, we continued to see a moderation in the rate of decline of this market during the third quarter of fiscal 2018. We expect to see continued declines in transfusion rates and for the market to remain price-focused and highly competitive for the foreseeable future.
Software, Equipment and Other
Blood Center software, equipment and other revenue decreased 11.7% and 13.5% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, Blood Center software, equipment and other revenue decreased 13.8% and 14.2% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. These decreases for both the three and nine months ended December 30, 2017 were largely attributable to order timing in Europe and Asia. A one-time sale of equipment to the American Red Cross in the prior period to support our increased share of their apheresis red cell collection business also contributed to the decline during the nine months ended December 30, 2017.
Cell Processing
Cell Salvage
Cell Salvage revenue consists primarily of the Cell Saver and OrthoPAT products. Cell Saver revenue increased 7.0% during the three months ended December 30, 2017 and declined 1.4% during the nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, Cell Saver revenue increased 3.3% during the three months ended December 30, 2017 and decreased 2.3% during the nine months ended December 30, 2017 as compared with the same periods of fiscal 2017. The increase during the three months ended December 30, 2017 was primarily in Asia and the U.S. The decrease during the nine months ended December 30, 2017 was attributable to declines in Japan and Western Europe. OrthoPAT revenue decreased 35.5% and 30.8% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, OrthoPAT revenue decreased 37.3% and 31.4% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Better blood management has reduced orthopedic blood loss and continues to impact demand for OrthoPAT. Recent trends in blood management, particularly the adoption of tranexamic acid to treat and prevent orthopedic post-operative blood loss, continue to lessen hospital use of OrthoPAT.
Transfusion Management
Transfusion Management software revenue includes BloodTrack, SafeTrace Tx and other hospital software. Transfusion Management software revenue increased 7.7% and 11.2% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, Transfusion Management software revenue increased by 5.7% and 10.5% for the three and nine months ended December 30, 2017 as compared to the same periods of fiscal 2017, due to BloodTrack growth in the U.S. and Europe and SafeTrace Tx growth in the U.S.

Hemostasis Management

Revenue from our Hemostasis Management products increased 17.6% and 14.2% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, Hemostasis Management revenue increased 15.7% and 14.2% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. The revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China. The TEG 6s and TEG Manager are approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. In the U.S., TEG 6s is approved for limited indications, including cardiovascular surgery and cardiology. The release of TEG 6s continues to contribute significantly to the overall growth in Hemostasis Management in the U.S. and Europe. We are pursuing a broader set of indications for the TEG 6s in the U.S., including trauma.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	% Increase/ (Decrease)	December 30, 2017	December 31, 2016	% Increase/ (Decrease)
Gross profit	$111,295	$101,079	10.1%	$307,522	$296,383	3.8%
% of net revenues	47.6%	44.4%		45.9%	45.0%

Gross profit increased 10.1% and 3.8% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, gross profit increased 6.9% and 3.3% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Gross profit margin increased 320 and 90 basis points for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. The increase in gross profit margin during the three and nine months ended December 30, 2017 was primarily due to favorable mix in the current year periods and the impact of inventory charges during the prior year periods. The positive impact of foreign currency also contributed to the increase during the three months ended December 30, 2017 while the Whole Blood filter recall incurred during the prior period contributed to the increase during the nine months ended December 30, 2017. These increases were partially offset by manufacturing challenges and the impact of the divestiture of SEBRA during the nine months ended December 30, 2017.

We continue to incur costs associated with inventory purchases from alternate sources as a result of delays in the expansion of our liquid solutions production capacity. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level. Gross profit margin continues to be impacted by the inefficiency of underutilized productive capacity. We continue to seek opportunities to rationalize our manufacturing network.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	% Increase/ (Decrease)	December 30, 2017	December 31, 2016	% Increase/ (Decrease)
Research and development	$12,427	$8,462	46.9%	$28,141	$28,235	(0.3)%
% of net revenues	5.3%	3.7%		4.2%	4.3%
Selling, general and administrative	$97,855	$71,405	37.0%	$237,499	$230,023	3.3%
% of net revenues	41.8%	31.3%		35.4%	35.0%
Total operating expenses	$110,282	$79,867	38.1%	$265,640	$258,258	2.9%
% of net revenues	47.1%	35.1%		39.6%	39.2%

Research and Development

Research and development expenses increased 46.9% for the three months ended December 30, 2017 and decreased 0.3% for the nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, research and development expenses increased 47.8% and 0.9% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. The increase during three months ended December 30, 2017 was primarily driven by higher restructuring and turnaround costs associated with the 2018 Program and our continued investment of resources in clinical programs primarily for our Hemostasis Management business unit. During the nine months ended December 30, 2017, these increased costs were offset by reduced spending on certain software projects and several projects in our Blood Center business unit to better align with our long-term product plans.

Selling, General and Administrative

Selling, general and administrative expenses increased 37.0% and 3.3% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. Without the effect of foreign exchange, selling, general, and administrative expenses increased 34.7% and 3.3% for the three and nine months ended December 30, 2017, as compared to the same periods of fiscal 2017. The increase for the three and nine months ended December 30, 2017 was primarily the result of higher restructuring and turnaround costs associated with the 2018 Program and an increase in variable compensation expense. This increase was partially offset by annualized savings as a result of the prior year restructuring initiative.
Interest and Other Expense, Net
Interest expense from our term loan borrowings, which constitutes the majority of expense, decreased during the three and nine months ended December 30, 2017 as compared to the prior year period due to principal payments on our term loan and a reduction in our borrowings on our revolving credit line. The effective interest rate on total debt outstanding as of December 30, 2017 was 2.6%.
Income Taxes
We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate has been generally lower than the U.S. federal statutory rate as the income tax rates in the foreign jurisdictions in which we operate are generally lower than the U.S. statutory tax rate. Our reported tax rate for the three and nine months ended December 30, 2017 is higher than the statutory tax rate primarily as a result of net discrete expense recorded in connection with U.S. tax reform, as discussed below.

During the three months ended December 30, 2017 and December 31, 2016, we reported an income tax provision of $6.8 million and $3.5 million, respectively. For the nine months ended December 30, 2017 and December 31, 2016, we reported an income tax provision of $12.6 million and $6.8 million, respectively. The change in our tax provision for both the three and nine months ended December 30, 2017 was primarily the result of U.S. tax reform, as discussed below, as well as changes in the jurisdictional mix of earnings and other foreign items. Our tax provision for nine months ended December 31, 2016 was impacted by a non-recurring discrete tax expense of $1.4 million related to a workforce reduction during the first quarter of fiscal 2017 in a foreign subsidiary where we were required to maintain certain levels of headcount for a multi-year period, which resulted in the establishment of a tax reserve.

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 30, 2017, we had not completed our accounting for the tax effects of enactment of the Act, however, we were able to make a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. During the three and nine months ended December 30, 2017, we recognized a provisional amount of $5.4 million, which is included as a component of income tax expense in our consolidated statements of (loss) income. The $5.4 million is comprised of an increase to tax expense of $12.3 million for the net transition tax to be paid over eight years, partially offset by $6.9 million of additional benefits from the re-measurement of deferred tax assets.

As a result of the Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. In addition, certain of our deferred tax assets against which we had previously maintained a valuation allowance became more-likely-than-not realizable as a result of the source of income associated with the transition tax and changes in the tax law which resulted in net operating losses generated in future periods having an indefinite carryforward period (as we have existing indefinite lived deferred tax liabilities which can serve as a source of income for indefinite lived deferred tax assets). The provisional benefit amount recorded related to the re-measurement of our deferred tax balance prior to the release of the valuation allowance on attributes utilized to offset the transition tax during the three and nine months ended December 30, 2017 was $6.9 million.

The one-time transition tax associated with the Act is based on our total post-1986 earnings and profits ("E&P") for which we have previously deferred from U.S. federal taxation. During the three and nine months ended December 30, 2017, we recorded a provisional amount for our one-time transition tax liability of $22.7 million for our foreign subsidiaries, resulting in an increase to income tax expense. The income tax expense increase was partially offset by the release of a valuation allowance of $10.4 million on tax attributes to offset the transition tax, resulting in a net provisional expense after utilization of foreign tax credits of $12.3 million during the three and nine months ended December 30, 2017.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against our U.S. deferred tax assets. Additionally, we also maintain a valuation allowance against certain other deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 30, 2017	April 1, 2017
Cash & cash equivalents	$251,591	$139,564
Working capital	$265,535	$298,850
Current ratio	1.8	2.4
Net debt(1)	$(18,576)	$(175,083)
Days sales outstanding (DSO)	57	60
Disposable finished goods inventory turnover	4.8	4.2
(1)Net debt position is the sum of cash and cash equivalents less total debt.
On November 1, 2017, we launched the 2018 Program. Under this restructuring initiative, we expect to incur aggregate charges between $50 million and $60 million, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During both the three and nine months ended December 30, 2017, we incurred $31.7 million of restructuring and turnaround costs under this program.
During fiscal 2017, we launched the 2017 Program, a restructuring initiative designed to reposition our organization and improve our cost structure. During the nine months ended December 30, 2017, we incurred $7.7 million of restructuring and turnaround costs under this program. There were no charges recorded during the three months ended December 30, 2017 under this program. As of December 30, 2017, charges associated with the 2017 Program were substantially complete.
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
Debt
As of December 30, 2017, we had $251.6 million in cash and cash equivalents, substantially all of which is held in the U.S. or in countries from which it can be freely repatriated to the U.S. We currently have a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) which provides for a $475.0 million term loan ("Term Loan") and a $100.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms which include financial and negative covenants. The Credit Facilities mature on July 1, 2019. At December 30, 2017, $270.3 million was outstanding under the Term Loan and no amount was outstanding on the Revolving Credit Facility. We also have $46.4 million of uncommitted operating lines of credit to fund our global operations under which there are no outstanding borrowings as of December 30, 2017.
During the three and nine months ended December 30, 2017, we paid $16.6 million and $45.1 million, respectively, in scheduled principal repayments for the Term Loan. We have scheduled principal payments of $16.6 million required during the remainder of fiscal 2018. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of December 30, 2017.

Cash Flows

	Nine Months Ended
(In thousands)	December 30, 2017	December 31, 2016	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$162,723	$125,161	$37,562
Investing activities	(45,069)	(58,744)	13,675
Financing activities	(7,990)	(49,964)	41,974
Effect of exchange rate changes on cash and cash equivalents(1)	2,363	(1,937)	4,300
Net increase in cash and cash equivalents	$112,027	$14,516
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Net cash provided by operating activities increased by $37.6 million during the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016. The increase in cash provided by operating activities was primarily due to a working capital inflow resulting from an increase in accrued restructuring and turnaround reserves associated with the 2018 Program, a decrease in inventories and, to a lesser extent, a decrease in accounts receivable. The decrease in inventories was due to an inventory build of our PCS2 devices in the prior year period and the placement of those devices in fiscal 2018, as well as, the strategic management of inventory levels for this platform of devices in fiscal 2018 in anticipation of the launch of the new devices. Net income, as adjusted for depreciation and amortization, also contributed to the increase in cash provided by operating activities.
Net cash used in investing activities decreased by $13.7 million during the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016. The decrease in cash used in investing activities was primarily the result of the proceeds received related to the divestiture of our SEBRA product line and a reduction in capital expenditures due to the timing of spend, which we expect will occur in during the fourth quarter of fiscal 2018 and during fiscal 2019.
Net cash used in financing activities decreased by $42.0 million during the nine months ended December 30, 2017, as compared to the nine months ended December 31, 2016, primarily due to a reduction in borrowings on our Revolving Credit Facility of $40.0 million in the prior period and higher proceeds received from the exercise of stock options during the current period. This decrease was partially offset by an increase in principal repayments on our Term Loan during the nine months ended December 30, 2017 as compared to the prior period.
Stock Repurchase Program
On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.
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
Foreign Exchange
During the three and nine months ended December 30, 2017, approximately 39.8% and 38.7%, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos, and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos, and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
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
We will adopt the new standard on April 1, 2018 using the modified retrospective approach. We have not finalized our assessment of the impact of Topic 606, however we believe our recognition of software revenue will be the most impacted. Software revenue accounts for approximately 8.5% of our total revenue. We continue to analyze performance obligations, variable consideration and disclosures. Additionally, we are monitoring updates issued by the FASB. Upon adopting Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations. In the fourth quarter of fiscal 2018, we will provide global training to our finance team on Topic 606 and perform a simulation of our new accounting processes and procedures to prepare for adoption of Topic 606. We will require new internal controls to address risks associated with applying the five-step model. Additionally, we will establish monitoring controls to identify new contracts and arrangements that could impact our current accounting assessment. During the fourth quarter of fiscal 2018, we expect to substantially complete our impact assessment and initiate efforts to redesign impacted processes, policies and controls.
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material effect on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASU No. 2017-09 is not expected to have a material effect on our consolidated financial statements.

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
These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, demand for whole blood and blood components, changes in executive management, changes in operations, restructuring and turnaround plans, the impact of the Tax Cuts and Jobs Act, asset revaluations to reflect current business conditions, asset sales, technological advances in the medical field and standards for transfusion medicine and our ability to successfully offer products that incorporate such advances and standards, product quality, market acceptance, regulatory uncertainties, including in the receipt or timing of regulatory approvals, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and other risks detailed under Part II, Item 1A. Risk Factors included in this report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2017. The foregoing list should not be construed as exhaustive.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $3.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $3.2 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as December 30, 2017 was $270.3 million with an interest rate of 2.6% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $2.7 million. On December 21, 2012, we entered into interest rate swap agreements to effectively convert $250.0 million of borrowings from a variable rate to a fixed rate. The interest rate swaps matured on August 1, 2017.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, as of December 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Because the material weakness in our internal control over financial reporting for inventory that existed as of April 1, 2017 has not yet been fully remediated, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 30, 2017.

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
Changes in Internal Controls

Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 11, Commitments and Contingencies to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below and in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, there are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended April 1, 2017.
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) under which a maximum of 3,200,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of our full-time employees are eligible to participate in the Purchase Plan.

The Company previously filed a registration statement on Form S-8 covering the offering of up to 1,400,000 shares of our common stock pursuant to the Purchase Plan. In January 2018, the Company discovered that it inadvertently failed to register on Form S-8 the remaining 1,800,000 shares of common stock available under the Purchase Plan, which our shareholders had authorized for issuance under the Purchase Plan in July 2016. As a result, 45,661 shares have been issued to eligible employees under the Purchase Plan that were not registered on Form S-8. Specifically, the Company on April 30, 2017 sold 470 shares to eligible employees at a price of $28.18 per share and on October 31, 2017 sold 45,191 shares to eligible employees at a price of $36.32 per share, for an aggregate purchase price of approximately $1.7 million. No commissions or other fees were paid in connection with the sales of these shares. The proceeds of these sales were used for general working capital purposes.

The Company has determined that the offer and sale of these shares were not exempt from registration under the Securities Act, and on February 5, 2018 the Company filed a Form S-8 with the Commission to register the 1,800,000 additional shares of common stock issuable under the Purchase Plan. Nonetheless, the Company may be subject to civil and other penalties by regulatory authorities as a result of the failure to register, and the previously outstanding unregistered shares may be subject to rescission rights equal to the purchase price paid for such shares plus interest from the date of purchase. Based on the Company’s current stock price, we do not expect that shareholders will exercise such rescission rights and, if such rescission rights were exercised, we do not believe that any liability for such rescission would be material to our consolidated financial position, results of operations or cash flows.
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
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 30, 2017, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
2/6/2018	By:	/s/ Christopher Simon
Christopher Simon, President and Chief Executive Officer
(Principal Executive Officer)

2/6/2018	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)