Form 10-K
period 2018-03-31
HAEMONETICS CORP
filed 2018-05-23
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $2,354,214,975 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 21, 2018 was 52,206,831.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 26, 2018 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS
Company Overview
Haemonetics is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers to help improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets including commercial plasma collection, hospital-based diagnostics, blood and blood component collection and devices and software products. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.
Blood is essential to a modern healthcare system. Blood and its components (plasma, platelets and red cells) have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into biopharmaceuticals to treat a variety of illnesses, including immune diseases and coagulation disorders. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets have many uses in patient care, including supporting cancer patients undergoing chemotherapy.
Haemonetics develops and markets a wide range of devices and solutions to serve our customers. We provide plasma collection systems and software that enable the collection of plasma used by fractionators to make life saving pharmaceuticals. We provide analytical devices for measuring hemostasis that enable healthcare providers to better manage their patients’ bleeding risk. Haemonetics makes blood processing systems and software that make blood donation more efficient and track life giving blood components. Finally, Haemonetics supplies systems and software that facilitate blood transfusions and cell processing.
Market and Products
Product Lines
Our products are organized in four categories for purposes of evaluating and developing their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. “Hemostasis Management” includes devices and methodologies for measuring coagulation characteristics of blood, such as our TEG® Hemostasis Analyzer. “Cell Processing” includes surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software.
We believe that Plasma and Hemostasis Management have the greatest growth potential, while Cell Processing innovation offers an opportunity to increase market share and expand into new segments. Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line and evaluating opportunities to exit unfavorable customer contracts. We are progressing toward a streamlined operating model with a management and cost structure that can bring about sustainable productivity improvement across the organization. Overall implementation of our new operating model began in fiscal 2017 and will continue into fiscal 2019.

•	Plasma

Our Plasma business offers automated plasma collection and donor management software systems that improve the plasma centers’ yield, efficiency, quality and safety and overall plasma donor experience. We continue to invest in technology that lowers the overall cost to collect plasma while maintaining high standards of quality and safety.
Plasma Collection Market for Fractionation — Human plasma is collected for two purposes. First, it is used for transfusions in patients with extreme blood loss, such as trauma victims, and second, it is processed into pharmaceuticals that aid in the treatment of immune diseases and coagulation disorders.

Plasma for transfusion is almost exclusively collected by blood centers as part of their broader mission to supply blood components. Plasma that is fractionated and manufactured into pharmaceuticals - frequently referred to as source plasma - is mainly collected by vertically integrated biopharmaceutical companies who operate their own collection centers and recruit donors specifically for source plasma donation. The markets for transfusion plasma and source plasma have different participants, product requirements and growth profiles. We serve the market for transfusion plasma through our Blood Center products.

One of the distinguishing features of the source plasma market is the method of collection. There are three primary ways to collect plasma. The first is to collect it from whole blood donations. When whole blood is processed, plasma can be separated at the same time as red cells and platelets and stored for future use. The second is as part of an apheresis procedure that also collects another blood component. These two methods are mainly used by blood centers to collect plasma for transfusions. The third method is a dedicated apheresis procedure that only collects plasma and returns the other blood components to the donor. This method is mainly used for source plasma.

Over the last 20 years, the collection of source plasma has increasingly been done by vertically integrated biopharmaceutical companies such as CSL Behring, Grifols, Octapharma AG and Shire Plc's BioLife Plasma Services business. With their global operations and management expertise, they are focused on efficient plasma supply chain management and leveraging information technology to manage operations from the point of plasma donation to fractionation to the production of the final product.

Our Plasma business unit focuses on the collection of plasma for pharmaceutical production using apheresis devices that collect plasma and software solutions that support the efficient operation of source plasma collection centers. Our Blood Center business unit supports the collection of plasma for transfusion using both whole blood and multi-component apheresis collections.

Demand for source plasma has continued to grow as an expanding end user market for plasma-derived biopharmaceuticals - in particular, therapies that require a significant quantity of plasma to create - has fueled an increase in the number of donations and dedicated collection centers. A significant portion of this growth has occurred in the United States with U.S. produced plasma now meeting an increasing percentage of plasma volume demand worldwide. The U.S. has regulations that are significantly favorable relative to other markets for plasma collectors. The frequency with which a donor may donate, the volume of plasma that may be donated each time and the ability to remunerate donors are all optimal in the U.S., leading to approximately 80% of worldwide source plasma collections occurring in the U.S. Plasma collectors have long sought changes to plasma collection regulations outside of the U.S. to allow for greater frequency, volume per donation and remuneration but achievements have been meager and slow and no changes are foreseen in the prevalence of U.S. collections.
Plasma Products — Built around our automated plasma collection devices and related disposables, our portfolio of products and services is designed to support multiple facets of plasma collector operations. We have a long-standing commitment to understanding our customers' collection and manufacturing processes. As a result, we aim to design equipment that is durable, dependable and easy to use and provide comprehensive training and support to our plasma collection customers.

Today, the vast majority of plasma collections worldwide are performed using automated collection technology at dedicated facilities. We offer multiple products to support these dedicated source plasma operations, including our NexSys PCSTM plasmapheresis system (formerly referred to as PCS 300) and PCS2 equipment and disposables, plasma collection containers and intravenous solutions. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations and supply chain. Our software products, including our latest NexLynk™ DMS donor management system, automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, determine the ability to release units collected and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, react quickly to business changes and implement opportunities to reduce costs.

With our PCS brand, we have provided an automated platform dedicated to the collection of plasma for over 20 years. In July 2017, we received U.S. Food and Drug Administration ("FDA") 510(k) clearance for our next generation device, the NexSys PCS. In March 2018, we received FDA clearance for the enhancement of our NexSys PCS embedded software that activates YESTM technology, a yield-enhancing solution that enables increases in plasma yield per collection by an additional 18-26 mL per donation. We also received CE mark clearance of the NexSys PCS device in the European Union and Australia, subject to additional local requirements, during fiscal 2018. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.

NexSys PCS is designed to improve plasma center productivity, enhance quality and compliance, improve donor engagement and enable yield enhancing solutions. NexSys PCS includes bi-directional connectivity to the NexLynk DMS donor management system to improve operational efficiency within plasma centers, automated programming of donation procedures and automated data capture of procedure data.

We have begun limited production of NexSys PCS and expect a ramp-up of our commercial launch to occur throughout the second half of fiscal 2019. In fiscal 2018, we began donor center experience programs to introduce the features of NexSys PCS to our customers.

Our Plasma business unit represented 48.2%, 46.4% and 42.0% of our total revenue in fiscal 2018, 2017 and 2016, respectively.

•	Blood Center
Our Blood Center business offers a range of solutions that improve donor collections centers ability for acquiring blood, filtering blood and separating blood components. We continue to look for solutions to improve donor safety and control costs through the existing product portfolio. Our products and technologies help donor collection centers optimize blood collection capabilities and donor processing management.
Blood Center Market — There are millions of blood donations throughout the world every year that produce blood products for transfusion to surgical, trauma, or chronically ill patients. Patients typically receive only the blood components necessary to treat a particular clinical condition. Platelet therapy is frequently used to alleviate the effects of chemotherapy and to help patients with bleeding disorders. Red cells are often transfused to patients to replace blood lost during surgery and transfused to patients with blood disorders, such as sickle cell anemia or aplastic anemia. Plasma, in addition to its role in creating life-saving pharmaceuticals, is frequently transfused to replace blood volume in trauma victims and surgical patients.
When collecting blood components there are two primary collection methods, manual whole blood donations and automated component blood collections. While most donations are manual whole blood, the benefit of automated component blood collections is the ability to collect more than one unit of the targeted blood component. Manual whole blood donations are collected from the donor and then transported to a laboratory where the blood is separated into its components. Automated component blood collections separate the blood component real-time while a person is donating blood. In this method, only the specific target blood component is collected and the remaining components are returned to the blood donor.
The demand for blood components varies across the world. While overall we expect total demand to remain stable to slightly declining, demand in individual markets can vary greatly. Mature markets have developed more minimally invasive procedures with lower associated blood loss, as well as better blood management that have more than offset the increasing demand from aging populations. Emerging markets are seeing demand growth with expanded healthcare coverage and greater access to more advanced medical treatments.
Blood Center Products — We offer automated blood component and manual whole blood collection systems to blood collection centers to collect blood products efficiently and cost effectively. In addition, we offer software solutions that help blood collection centers with blood drive planning, donor recruitment and retention, blood collection, component manufacturing and distribution.

•
We market the MCS® brand apheresis equipment which is designed to collect specific blood components from the donor. Utilizing the MCS automated platelet collection protocols, blood centers collect one or more therapeutic “doses” of platelets during a single donation.

•
Our portfolio of disposable whole blood collection and component storage sets offer flexibility in collecting a unit of whole blood and the subsequent production and storage of blood components, including options for in-line or dockable filters for leukoreduction.

•
Our SafeTrace Tx® and El-Dorado Donor® donation and blood unit management systems span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product.

•	Our Hemasphere® software solution provides support for more efficient blood drive planning and Donor Doc® and e-Donor® software help to improve donor recruitment and retention.
Our Blood Center business unit represented 31.5%, 34.3% and 39.1% of our total revenue in fiscal 2018, 2017 and 2016, respectively.

•	Hospital
Hospitals are called upon to provide the highest standard of patient care while at the same time reduce operating costs. Haemonetics' Hospital business has three product lines - Hemostasis Management, Cell Salvage and Transfusion Management - that help decision makers in hospitals optimize blood acquisition, storage and usage in critical settings.

Hemostasis Management
Hemostasis Management Market — Hemostasis refers to a patient's ability to form and maintain blood clots. The clinical management of hemostasis requires that physicians have the most complete information to make decisions on how to best maintain a patient’s coagulation equilibrium between hemorrhage (bleeding) and thrombosis (clotting). Hemostasis is a critical challenge in various medical procedures, including cardiovascular surgery, organ transplantation, trauma, post-partum hemorrhage and percutaneous coronary intervention. By understanding a patient’s hemostasis status, clinicians can better plan for the patient’s care pathway. For example, they may decide whether to start or discontinue the use of certain drugs or to determine the need for a transfusion and which specific blood components would be most effective in minimizing blood loss and reducing clotting risk. Such planning supports better care, which can lead to lower hospital costs through a reduction in unnecessary blood product transfusions, reduced adverse transfusion reactions and shorter intensive care unit and hospital stays.
Hemostasis Management Products — Our portfolio of TEG® diagnostic systems enables clinicians to holistically assess the coagulation status of a patient at the point-of-care or laboratory setting. We have two device platforms that we market to hospitals and laboratories as an alternative to routine blood tests: the TEG 5000 hemostasis analyzer system, which we acquired in the 2007 acquisition of assets from Haemoscope Corporation and the TEG 6s hemostasis analyzer system, the underlying technology for which we license from Cora Healthcare, Inc., a company established by Haemoscope's founders. Under the license from Cora Healthcare, we have exclusive perpetual rights to manufacture and commercialize the TEG 6s system in the field of hospitals and hospital laboratories.

Each TEG system consists of an analyzer that is used with single-use reagents and disposables. In addition, TEG Manager® software connects multiple TEG analyzers throughout the hospital, providing clinicians remote access to both active and historical test results that inform treatment decisions.

The TEG 5000 system is approved for a broad set of indications in all of our markets. The TEG 6s system is approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. In the U.S., the TEG 6s system is approved for cardiovascular surgery and cardiology. We are pursuing a broader set of indications for the TEG 6s system in the U.S., including trauma.
Cell Processing
Cell Salvage
Cell Salvage Market — The Cell Salvage market represents autotransfusion devices designed to transfuse back a patient’s own blood during or after surgery. Loss of blood is common in many surgical procedures, including open heart, trauma, transplant, vascular and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Patients commonly receive donor blood which carries various risks for transfusion reactions including chills, fevers or other side effects that can prolong a patient’s recovery.

An alternative to allogeneic blood is surgical cell salvage, also known as autotransfusion, which reduces or eliminates a patient’s need for blood donated from others and ensures that the patient receives the freshest and safest blood possible - his or her own. Surgical cell salvage involves the collection of a patient’s own blood during or after surgery for reinfusion of red cells to that patient. Blood is suctioned from the surgical site or collected from a wound or chest drain, processed and washed through a centrifuge-based system that yields concentrated red cells available for transfusion back to the patient. This process occurs in a sterile, closed-circuit, single-use consumable set that is fitted into an electromechanical device. We market our surgical blood salvage products to surgical specialists, primarily cardiovascular, orthopedic and trauma surgeons, and to anesthesiologists and surgical suite service providers.

Cell Salvage Products — Our Cell Saver® Elite®+ autologous blood recovery system is a surgical blood salvage system targeted to medium to high blood loss procedures, such as cardiovascular, orthopedic, trauma, transplant, vascular, obstetrical and gynecological surgeries. The Cell Saver Elite + is designed to minimize allogeneic blood use and reliably recover and transfuse a patient’s own high-quality blood.

Our OrthoPAT® perioperative autotranfusion system is targeted to orthopedic procedures and is designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion. The OrthoPAT product line will be discontinued effective March 31, 2019. We will offer the Cell Saver Elite + as an alternative autotransfusion system for orthopedics or other medium to low blood loss procedures.

Transfusion Management
Transfusion Management Market — Hospital transfusion services professionals and clinicians are facing cost restraints in addition to the pressure to enhance patient safety, compliance and operational efficiency. Managing the safety and traceability of the blood supply chain and comprehensive management of patients, orders, specimens, blood products, derivatives and accessories across the hospital network is challenging. In addition, providing clinicians with the vital access to blood when needed most while maintaining traceability is a key priority. Frequently when blood products leave the blood bank, the transfusion management staff loses control and visibility of the blood components. They often do not know if the blood was handled, stored or transfused properly, which may lead to negative effects on patient safety, product quality, inventory availability and staff efficiency as well as increased waste.

Transfusion Management Products — Our Transfusion Management solutions are designed to help provide safety, traceability and compliance from the hospital blood bank to the patient bedside and enable consistent care across the hospital network. The SafeTrace Tx transfusion management software is considered the system of record for all hospital blood bank and transfusion service information. BloodTrack® blood management software is a modular suite of blood management and bedside transfusion solutions that combines software with hardware components and acts as an extension of the hospital’s blood bank information system. The software is designed to work with storage devices, including the BloodTrack HaemoBank® blood storage device.
Our Hospital business unit represented 20.3%, 19.4% and 18.9% of our total revenue in fiscal 2018, 2017 and 2016, respectively.
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
For financial reporting purposes, we aggregate our five operating segments into four reportable segments:

•	Japan

•	EMEA

•	North America Plasma

•	All Other
We have aggregated the Americas Blood Center and Hospital and Asia - Pacific operating segments into the All Other reportable segment based upon their similar operational and economic characteristics, including similarity of operating margin.
Segment Assets
Our assets by segment are set forth below:

(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Japan	$99,237	$91,346	$129,551
EMEA	278,581	259,863	249,504
North America Plasma	342,028	313,934	453,212
All Other	517,493	573,566	486,861
Total assets	$1,237,339	$1,238,709	$1,319,128
The financial information required for segments is included herein in Note 17, Segment and Enterprise-Wide Information, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
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

United States
In fiscal 2018, 2017 and 2016, 60.7%, 59.0% and 57.2%, respectively, of consolidated net revenues were generated in the U.S., where we primarily use a direct sales force to sell our products. See Note 17, Segment and Enterprise-Wide Information, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.
Outside the United States
In fiscal 2018, 2017 and 2016, 39.3%, 41.0% and 42.8%, respectively, of consolidated net revenues were generated through sales to non-U.S. customers. Outside the U.S., we use a combination of direct sales force and distributors. See Note 17, Segment and Enterprise-Wide Information, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.
Research and Development
Our research and development centers in the U.S. ensure that protocol variations are incorporated to closely match local customer requirements. In addition, Haemonetics maintains software development operations in Canada and France.
Customer collaborations are also an important part of our technical strength and competitive advantage. These collaborations with customers and transfusion experts provide us with ideas for new products and applications, enhanced protocols and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.
The development of blood component separation products, hemostasis analyzers and software has required us to maintain technical expertise in various engineering disciplines, including mechanical, electrical, software, biomedical engineering and chemistry. Innovations resulting from these various engineering efforts enable us to develop systems that are faster, smaller and more user-friendly, or that incorporate additional features important to our customer base.
In fiscal 2018, research and development resources were primarily allocated to supporting our Hemostasis Management product line, including investments in clinical programs. A key element of our strategy in the U.S. for our Hemostasis Management product line has been to invest in clinical trials to support expanded FDA labeling including a trauma indication for our TEG 6s. Additionally, we continue to invest resources in next generation plasma collection and software systems, as well as Transfusion Management software solutions.
In fiscal 2018, 2017 and 2016, our research and development costs were $39.2 million, $37.6 million and $45.0 million, respectively.
Manufacturing
Our principal manufacturing operations are located in the United States, Mexico and Malaysia.
In general, our production activities occur in controlled settings or “clean room” environments. Each step of the manufacturing and assembly process is quality checked, qualified and validated. Critical process steps and materials are documented to ensure that every unit is produced consistently and meets performance requirements. The manufacturing sites for our equipment and disposables are certified to the ISO 13485 standard and to the Medical Device Directive, as applicable.
Plastics are the principal component of our disposable products. Contracts with our suppliers help mitigate some of the short-term effects of price volatility in this market. However, increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials.
Contractors manufacture some component sets, equipment and liquid solutions according to our specifications. We maintain important relationships with two Japanese manufacturers that produce finished disposables in Singapore, Japan and Thailand. We have also engaged Sanmina Corporation to manufacture certain equipment and are engaging a second supplier to increase capacity and improve manufacturing efficiency as we launch NexSys PCS.
Our equipment is designed in-house and assembled by us or our contracted manufacturers from components that are manufactured to our specifications. The completed instruments are programmed, calibrated and tested to ensure compliance with our engineering and quality assurance specifications. Inspection checks are conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical and electronic components are sourced from outside vendors, those vendors must meet detailed qualification and process control requirements.
Intellectual Property
We consider our intellectual property rights to be important to our business. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as provisions in our agreements with third parties, to protect our intellectual property rights.

We hold numerous patents in the United States and have applied for numerous additional U.S. patents relating to our products and related technologies. We also own or have applied for corresponding patents in selected foreign countries. These patents cover certain elements of our products and processes, including protocols employed in our equipment and aspects of certain our disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license to others, or the patents may be defensive in that they are directed to technologies not currently embodied in our current products. We also license patent rights from third parties that cover technologies that we use or plan to use in our business.
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
To maintain our competitive position, we also rely on the technical expertise and know-how of our personnel. We believe that unpatented know-how and trade secrets relied upon in connection with our business and products are generally as important as patent protection in establishing and maintaining a competitive advantage.
Competition
To remain competitive, we must continue to develop and acquire new cost-effective products, information technology platforms and business services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors. Some factors are largely within our control such as: (i) maintenance of a positive reputation among our customers, (ii) development of new products that meet our customer's needs, (iii) obtaining regulatory approvals for our products in key markets, (iv) obtaining patents that protect our innovations, (v) development and protection of proprietary know-how in important technological areas, (vi) product quality, safety and cost effectiveness and (vii) continual and rigorous documentation of clinical performance. Other factors are outside of our control. We could see changes in regulatory standards or clinical practice that favor a competitor's technology or reduce revenues in key areas of our business.
Our technical staff is highly skilled, but certain competitors have substantially greater financial resources and larger technical staff at their disposal. There can be no assurance that competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.
In addition, we face competition from several large, global companies with product offerings similar to ours. Terumo BCT and Fresenius SE & Co. KGaA, in particular, have significantly greater financial and other resources than we do and are strong competitors in a number of our businesses. The following provides an overview of the key competitors in each of our four global product enterprises.

•	Plasma
In the automated plasma collection market, we principally compete with Fresenius' Fenwal Aurora and Aurora Xi product line, on the basis of speed, plasma yield per donation, quality, reliability, ease of use, services and technical features of the collection systems and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, including European and South American countries. In the field of plasma related software, MAK Systems is the primary source competitor along with applications developed internally by our customers.

•	Blood Center
Most donations worldwide are traditional manual whole blood collections and approximately 40% of the Blood Center portfolio competes in this space. We face intense competition in our whole blood business on the basis of quality and price. Our main competitors are Fresenius, MacoPharma and Terumo.

Our MCS automated component blood collections, which represents approximately 50% of the Blood Center portfolio, not only compete against the traditional manual whole blood collection market (particularly in red cells) but also compete with Terumo and Fresenius. Technology is the key differentiator in automated component blood collections, as measured by the time to collect more than one unit of a specific targeted blood component. While not all donors are eligible to donate more than one unit, it continues to become more prevalent in markets with a significant number of eligible donors. Therefore, both Haemonetics and our competitors continue to experience downward pressure on collection of single platelet collection procedures.

In Blood Center software, MAK Technologies is a competitor along with systems developed internally by our customers. Our software portfolio is predominately a U.S. based business.

•	Hospital
Hemostasis Management

The TEG hemostasis analyzer system is used primarily in surgical applications. Competition includes routine coagulation tests, such as prothrombin time, partial thromboplastin time and platelet count marketed by various manufacturers, such as Instrumentation Laboratory, Diagnostica Stago SAS and Sysmex. The TEG analyzer competes with these routine laboratory tests based on its ability to provide a more complete picture of a patient's hemostasis at a single point in time and to measure the clinically relevant platelet function for an individual patient.

In addition, TEG systems compete more directly with other advanced blood test systems, including ROTEM® analyzers, the VerifyNow® System and HemoSonics Quantra™. ROTEM and VerifyNow instruments are marketed by Instrumentation Laboratory, a subsidiary of Werfen. HemoSonics was recently acquired by Diagnostica Stago. There are also additional technologies being explored to assess viscoelastic and other characteristics that can provide insights into the coagulation status of a patient.
Cell Processing
Cell Salvage

In the intraoperative autotransfusion market, competition is based on reliability, ease of use, service, support and price. For high-volume platforms, each manufacturer's technology is similar and our Cell Saver technology competes principally with products offered by LivaNova Plc, Medtronic and Fresenius.

In the perioperative surgical blood salvage market, our OrthoPAT system competes primarily against (i) non-automated processing systems whose end product is an unwashed red blood cell unit for transfusion to the patient, (ii) transfusions of donated blood and (iii) coagulation therapies, principally tranexamic acid. In recent years, the widespread adoption of tranexamic acid has significantly impacted OrthoPAT sales. Effective March 31, 2019, our OrthoPAT products will be discontinued and we will offer the Cell Saver Elite + as an alternative autotransfusion system for orthopedics or other medium to low blood loss procedures.

Transfusion Management

SafeTrace Tx and BloodTrack compete in the transfusion management software market within the broader category of hospital information systems. SafeTrace Tx is an FDA regulated blood bank information system ("BBIS") that integrates and communicates with other healthcare information systems such as the electronic health record and laboratory information system within the hospital. The BloodTrack software, also FDA regulated, is an extension of the BBIS and provides secure, traceable blood units at the point-of-care, including trauma, surgery, outpatient and critical care settings. Growth drivers for these markets include patient safety, operational efficiencies and compliance.

SafeTrace Tx competition primarily consists of stand-alone BBIS including Mediware and some Electronic Health Record software that includes a built-in transfusion management solution including Cerner. Global competition for BloodTrack varies by country including MSoft in Europe and established blood practices in the U.S. such as using standard refrigerators and manual movement of blood products. BloodTrack integrates with the hospital’s existing lab or blood bank system allowing for greater market acceptance.
Significant Customers
In fiscal 2018, 2017 and 2016, our ten largest customers accounted for approximately 45%, 42% and 36% of our net revenues, respectively. In both fiscal 2018 and 2017, one plasma collection customer accounted for approximately 14% of our net revenues and in fiscal 2016 accounted for 11% of net revenues.
Government Regulation
Due to the variety of products that we manufacture, we and our products are subject to a wide variety of regulations by numerous government agencies, including the FDA, and similar agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products.

Medical Device Regulation

Premarket Requirements - U.S.
Unless an exemption applies, all medical devices introduced to the U.S. market since 1976 are required by the FDA, as a condition of marketing, to secure either a 510(k) pre-market notification clearance or an approved premarket approval application, or PMA. The FDA classifies medical devices into one of three classes. Devices deemed to pose a low or moderate risk are placed in class I or II, which requires the manufacturer to submit to the FDA a 510(k) premarket notification requesting clearance for commercial distribution, unless the device type is exempt from this requirement. Devices deemed by the FDA to pose the greatest risk or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring submission and approval of a PMA. Both the 510(k) clearance and PMA processes can be resource intensive, expensive and lengthy and require payment of significant user fees.
To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take considerably longer, depending on the extent of FDA's requests for additional information and the amount of time a sponsor takes to fulfill them. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require premarket approval.
A PMA must be submitted if a device cannot be cleared through the 510(k) clearance process. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) process. To date, we have no PMA approved products and do not have any class III products on our product pipeline.
Postmarket Requirements - U.S.
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include, among others:

•	FDA's Quality System Regulation, which requires manufacturers, including third party manufacturers, to follow quality assurance procedures during all aspects of the manufacturing process;

•	Labeling regulations including unique device identification;

•	Clearance of a 510(k) for certain product modifications;

•
Medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	Medical device correction and removal (recall) reporting regulations; and

•	An order of repair, replacement or refund.

Additionally, we and the manufacturing facilities of our suppliers are subject to unannounced inspections by FDA to determine our compliance with the QSR and other applicable regulations described above. The FDA can issue warning letters or untitled letters, impose injunctions, suspend regulatory clearance or approvals, ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also initiate action for criminal prosecution of such violations.

Requirements Outside the U.S.
The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our products are sold. These regulations will be significantly modified in the next couple of years. For example, in May 2017, the EU Medical Devices Regulation (Regulation 2017/745) was adopted. The EU Medical Devices Regulation (EU MDR) repeals and replaces the EU Medical Devices Directive. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The EU MDR will however only become applicable three years after publication (in May 2020). Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities;

•	improve the traceability of medical devices;

•	set up a central database to provide comprehensive information on products available in the EU; and

•	strengthen rules for the assessment of certain high-risk devices before they are placed on the market.

In the meantime, the current EU Medical Devices Directive continues to apply.

Drug Regulation

Development and Approval
Under the Federal Food, Drug and Cosmetic Act, FDA approval of a new drug application, or NDA, is required before any new drug can be marketed in the U.S. Under the Public Health Service Act, or PHSA, FDA licensure of a biologics license application, or BLA, is required before a biologic can be marketed in the U.S. NDAs and BLAs require extensive studies and submission of a large amount of data by the applicant.
A generic version of an approved drug is approved by means of an abbreviated new drug application, or ANDA, by which the sponsor demonstrates that the proposed product is the same as the approved, brand-name drug, which is referred to as the “reference listed drug,” or RLD. Generally, an ANDA must contain data and information showing that the proposed generic product and RLD have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, are intended for the same uses and are bioequivalent. This is instead of independently demonstrating the proposed product’s safety and effectiveness, which are inferred from the fact that the product is the same as the RLD, which the FDA previously found to be safe and effective. We currently hold ANDAs for liquid solutions (including anticoagulants, intravenous saline and a red blood cell storage solution), which we sell with our blood component and whole blood collection systems.
Post-Approval Regulation
After the FDA permits a drug to enter commercial distribution, numerous regulatory requirements continue to apply. These include FDA's current Good Manufacturing Practices, which include a series of requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls and records and reports; labeling regulations; advertising and promotion requirements and restrictions; and regulations regarding conducting recalls of product.
Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug or biological products.
Requirements Outside the U.S.
We must obtain the requisite marketing authorizations from regulatory authorities in foreign countries prior to marketing of a product in those countries. The requirements and process governing product licensing vary from country to country. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, warning letters or untitled letters, injunctions, civil, administrative, or criminal penalties, monetary fines or imprisonment, suspension or withdrawal of regulatory approvals, suspension of ongoing clinical studies, refusal to approve pending applications or supplements to applications filed by us, suspension or the imposition of restrictions on operations, product recalls, the refusal to permit the import or export of our products or the seizure or detention of products.

Conflict Minerals

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of "Conflict Minerals" mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten and gold and their derivatives. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products.

Fraud and Abuse Laws
We are subject to fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. In addition, we are subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. We have described below some of the key federal, state and foreign healthcare laws and regulations that apply to our business.
The federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between manufacturers of federally reimbursed products on one hand and prescribers, purchasers and others in a position to recommend, refer, or order federally reimbursed products on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend medical devices or pharmaceutical and biological products, including certain discounts, or engaging consultants as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false, fraudulent or materially incomplete claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In recent years, companies in the healthcare industry have faced enforcement actions under the federal False Claims Act for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or causing false claims to be submitted because of the company’s marketing the product for unapproved and thus non-reimbursable, uses. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of tens of thousands of dollars per false claim or statement. Healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
In addition, the Physician Payment Sunshine Act, implemented as the Open Payments program, requires manufacturers of certain products reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to track and report to the federal government payments and transfers of value that they make to physicians and teaching hospitals and ownership interests held by physicians and their family and provides for public disclosures of these data.
Many states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payor. Several states have enacted legislation requiring pharmaceutical and medical device companies to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; and/or register their sales representatives. Some states prohibit specified sales and marketing practices, including the provision of gifts, meals, or other items to certain health care providers and/or offering co-pay support to patients for certain prescription drugs.
Other countries, including a number of EU Member States, have laws of similar application.

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
Employees
As of March 31, 2018, we employed the full-time equivalent of 3,136 persons.
Availability of Reports and Other Information
All of our corporate governance materials, including the Principles of Corporate Governance, Code of Conduct and the charters of the Audit, Compensation and Governance and Compliance Committees are published on the Investor Relations section of our website at www.haemonetics.com. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Cautionary Statement Regarding Forward-Looking Information
Statements contained in this report, as well as oral statements we make that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward looking statements regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial position. These statements are based on our current expectations and estimates as to prospective events and circumstances about which we can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. As it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of our actual future financial condition or results.
These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, demand for whole blood and blood components, changes in executive management, changes in operations, restructuring and turnaround plans, the impact of the Tax Cuts and Jobs Act, the share repurchase program, asset revaluations to reflect current business conditions, asset sales, technological advances in the medical field and standards for transfusion medicine and our ability to successfully offer products that incorporate such advances and standards, product quality, market acceptance, regulatory uncertainties, including in the receipt or timing of regulatory approvals, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and other risks detailed under Part II, Item 1A. Risk Factors of this Annual Report on Form 10-K. The foregoing list should not be construed as exhaustive.

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
If our business strategy does not yield the expected results or we fail to implement the necessary changes to our operations, we could see material adverse effects on our business, financial condition or results of operations.
Our products are organized in four categories for purposes of evaluating and developing their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. We believe that Plasma and Hemostasis Management have the greatest growth potential, while Cell Processing innovation offers an opportunity to increase market share and expand into new segments. We believe Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line and evaluating opportunities to exit unfavorable customer contracts.
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
If we are unable to successfully launch our NexSys PCS plasmapheresis system, our business may be materially and adversely affected.
In July 2017, we received FDA 510(k) clearance for the NexSys PCS plasmapheresis system. In March 2018, we received FDA clearance for the enhancement of our NexSys PCS embedded software that activates YESTM technology, a yield-enhancing solution. We have begun limited production of NexSys PCS and expect a ramp-up of the commercial launch to occur throughout the second half of fiscal 2019.
If our customers do not adopt the NexSys PCS device, or if they do and we are unable to procure sufficient devices from our contract manufacturers to meet demand or receive a price that provides an adequate return on our investment, our revenues, gross margin, operating income and return on invested capital could be negatively impacted and create a materially adverse effect on our results of operations.
Loss of a significant customer could adversely affect our business.
In fiscal 2018, one plasma collection customer accounted for approximately 14% of our net revenues and our ten largest customers accounted for approximately 45% of our net revenues. If any of our largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, we could experience an adverse effect on our results of operations or financial condition.
Three of our four largest Plasma customers have contracts that expire before the end of fiscal 2020. As a result, we will need to amend current contracts or enter into new contracts for the NexSys PCS. A failure to extend our current contracts or enter into new contracts with these customers on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
We may not realize the benefits we expect from our Complexity Reduction Initiative.
On November 1, 2017, we committed to and commenced our Complexity Reduction Initiative, also referred to in this report as the 2018 Program, a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. We anticipate the majority of the savings generated by the 2018 Program will result from cost reductions such as direct materials, indirect spending, facilities, freight and workforce reduction that is being accomplished primarily through voluntary and involuntary separations. The successful implementation of the 2018 Program presents organizational challenges and in many cases will require successful negotiations with third parties, including suppliers and other business partners. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. As a result, we may not be able to realize all of the anticipated benefits from our 2018 Program.
The 2018 Program could also yield unintended consequences, such as distraction of our management and employees, business disruption, inability to attract or retain key personnel, the loss of institutional knowledge as a result of turnover and reduced employee productivity, which could negatively affect our business, sales, financial condition and results of operations. If we are unable to realize the anticipated savings of the 2018 Program, our ability to fund new business initiatives may be adversely affected. Any failure to implement the 2018 Program in accordance with our expectations could have a material adverse effect on our business, results of operations, cash flows and financial condition.
We outsource certain aspects of our business to a single third-party vendor that subjects us to risks, including disruptions in business and increased costs.
Currently, we rely on a single vendor to support several of our business processes, including customer service and support and elements of enterprise technology, procurement, accounting and human resources. We make diligent efforts to ensure that the provider of these outsourced services is observing proper internal control practices. However, there are no guarantees that failures will not occur. Accordingly, we are subject to the risks associated with the vendor’s ability to successfully provide the necessary services to meet our needs.
If our vendor is unable to adequately protect our data or information is lost, if our ability to deliver our services is interrupted (including as a result of natural disasters, strikes, terrorism attacks or other adverse events in the countries in which the vendor operates), if our vendor's fees are higher than expected, or if our vendor makes mistakes in the execution of operations support, then our business and operating results may be negatively affected.
A significant portion of our revenue derives from the sale of blood collection supplies. Declines in the number of blood collection procedures have adversely impacted our business and future declines may have an adverse effect on our business, financial condition and results of operations.
The demand for whole blood disposable products in the U.S. continued to decrease in fiscal 2018 due to a sustained decline in transfusion rates and actions taken by hospitals to improve blood management techniques and protocols. In response to this trend, U.S. blood center collection groups prefer single source vendors for their whole blood collection products and are primarily focused on obtaining the lowest average selling prices. While we continued to see a moderation in the rate of market decline in the U.S. during fiscal 2018, we expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future. Continued declines in this market could have a material adverse effect on our liquidity and results of operations.
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
The expansion of group purchasing organizations in the U.S., integrated delivery networks and large single accounts puts direct price pressure on our Hospital business. It also puts price pressure on our U.S. Blood Center customers who are also facing reduced demand for red cells. Our Blood Center customers have responded to this pressure by creating their own group purchasing organizations and resorting to single source tenders to create incentives for suppliers, including us, to significantly reduce prices.
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
Quality problems with our processes, goods and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales and market share.
Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our products and services. If we fail to meet these standards or fail to adapt to evolving standards, our reputation could be damaged, we could lose customers and our revenue and results of operations could decline.
In fiscal 2018, one of our suppliers began production of our new plasmapheresis device, the NexSys PCS. We expect to significantly expand production in fiscal 2019. If our suppliers fail to produce sufficient devices that meet our quality standards, we could have delays in customer adoption and costs to remediate the deficient quality which would have a negative effect on our revenues, gross margins, operating income and return on invested capital.

A recall of our products, either voluntarily or at the direction of the FDA, another governmental authority, or a foreign competent authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.
The FDA and similar foreign governmental authorities such as the competent authorities of the EEA countries have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiencies in our products are found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.
An interruption in our ability to manufacture our products, obtain key components or raw materials, or the failure of a sole source supplier may adversely affect our business.
Certain key disposables are manufactured at single locations with limited alternate facilities. If an event occurs that results in damage to one or more of these facilities, we may be unable to supply the relevant products at previous levels or at all.
In addition, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers, notably JMS Co. Ltd., Kawasumi Laboratories and Sanmina Corporation, which is the primary manufacturer of our apheresis equipment. Our new plasmapheresis device, the NexSys PCS, is made entirely by contract manufacturers located outside the U.S. If there are delays increasing the production of these devices or their delivery, it would delay customer adoption.
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
We primarily produce two solutions for use in apheresis procedures: anti-coagulant and saline. Anti-coagulant is required for each apheresis procedure, including the collection of platelets and plasma. Saline is used by our Plasma customers to provide fluid replacement after a donation.
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
The composition of the plastic we purchase is also important. Today, we purchase plastics that contain phthalates, which are used to make plastic malleable. Should plastics with phthalates become unavailable due to regulatory changes, we may be required to obtain regulatory approvals from FDA and foreign authorities for a number of products.
While we have not experienced shortages in the past, any interruption in the supply for certain plastics could have a material impact on our business by limiting our ability to manufacture and sell the products that represent a significant portion of our revenues.
We have a complex global supply chain. Disruptions to this system could delay our ability to deliver finished products.
We have a complex global supply chain that involves integrating key suppliers and our manufacturing capacity into a global movement of components and finished goods. We have certain key suppliers, including JMS Co. Ltd., Kawasumi Laboratories and Sanmina Corporation, who have their own complex supply chains throughout Asia. Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of components conforming to our specifications could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the U.S., Puerto Rico and Mexico. We source all of our apheresis equipment from Asia and regularly ship finished goods from the U.S., Puerto Rico and Mexico to the rest of the world.
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
Continued growth of our business depends on our maintaining a pipeline of profitable new products and successful improvements to our existing products. This requires accurate market analysis and carefully targeted application of intellectual and financial resources toward the development or acquisition of new products. The creation and adoption of technological advances is only one step. We must also efficiently develop the technology into a product that confers a competitive advantage, represents a cost effective solution or provides improved patient care. Finally, as a part of the regulatory process of obtaining marketing clearance for new products, we conduct and participate in numerous clinical trials, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
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
Our ability to remain competitive depends on a combination of factors. Certain factors are within our control such as reputation, regulatory approvals, patents, unpatented proprietary know-how in several technological areas, product quality, safety, cost effectiveness and continued rigorous documentation of clinical performance. Other factors are outside of our control such as regulatory standards, medical standards, reimbursement policies and practices and the practice of medicine.
As a medical device manufacturer we are subject to a number of laws and regulations. Non-compliance with those laws or regulations could adversely affect our financial condition and results of operations.
The manufacture, distribution and marketing of our products are subject to regulation by the FDA and other non-U.S. regulatory bodies. Our operations are also subject to continuous review and monitoring by the FDA and other regulatory authorities. Failure to substantially comply with applicable regulations could subject our products to recall or seizure by government authorities, or an order to suspend manufacturing activities. If our products were determined to have design or manufacturing flaws, this could result in their recall or seizure. Either of these situations could also result in the imposition of fines.
The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in calendar year 2017, replacing the existing directives and providing three years for transition and compliance. The MDR is expected to change several aspects of the existing regulatory framework, such as clinical data requirements, and introduce new ones, such as Unique Device Identification. We, and the notified bodies who will oversee compliance to the new MDR, face uncertainties as the MDR is rolled out and enforced, creating risks in several areas including the CE marking process and data transparency in the upcoming years.

If we or our suppliers fail to comply with ongoing regulatory requirements, our products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post- approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspection by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers must comply with the QSR or cGMP requirements (depending on the products at issue).
Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in enforcement actions.
Any FDA sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.
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
Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings.
We are subject to fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. In addition, we are subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business.
The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.
As a substantial amount of our revenue comes from outside the U.S., we are subject to geopolitical events, economic volatility, violations of anti-corruption laws, export and import restrictions and tariffs, decisions by local regulatory authorities and the laws and medical practices in foreign jurisdictions.
We do business in over 90 countries and have distributors in approximately 80 of these countries. This exposes us to currency fluctuation, geopolitical risk, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.

If there are sanctions or restrictions on the flow of capital that prevent product importation or receipt of payments in Russia or China, our business could be adversely affected.
Our international operations are governed by the U.S. Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws in other countries. Generally, these laws prohibit companies and their business partners or other intermediaries from making improper payments to foreign governments and government officials in order to obtain or retain business. Global enforcement of such anti-corruption laws has increased in recent years, including aggressive investigations and enforcement proceedings. While we have an active compliance program and various other safeguards to discourage impermissible practices, we have distributors in approximately 80 countries, several of which are considered high risk for corruption. As a result, our global operations carry some risk of unauthorized impermissible activity on the part of one of our distributors, employees, agents or consultants. Any alleged or actual violation could subject us to government scrutiny, severe criminal or civil fines, or sanctions on our ability to export product outside the U.S., which could adversely affect our reputation and financial condition.
Export of U.S. technology or goods manufactured in the U.S. to some jurisdictions requires special U.S. export authorization or local market controls that may be influenced by factors, including political dynamics, outside our control.
Finally, any other significant changes in the competitive, legal, regulatory, reimbursement or economic environments of the jurisdictions in which we conduct our international business could have a material impact on our business.
We sell our products in certain emerging economies which exposes us to less mature regulatory systems, more volatile markets for our products and greater credit risks. A loss of funding for our products or changes to the regulatory regime could lead to lost revenue or account receivables.
There are risks with doing business in emerging economies, such as Brazil, Russia, India and China. These economies tend to have less mature product regulatory systems and more volatile financial markets. In addition, the government controlled healthcare system's ability to invest in our products and systems may abruptly shift due to changing government priorities or funding capacity. Our ability to sell products in these economies is dependent upon our ability to hire qualified employees or agents to represent our products locally and our ability to obtain and maintain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are exposed to a higher degree of financial risk if we extend credit to customers in these economies.
In many of the international markets in which we do business, including certain parts of Europe, South America, the Middle East and Asia, our employees, agents or distributors offer to sell our products in response to public tenders issued by various governmental agencies.
There is additional risk in selling our products through agents or distributors, particularly in public tenders. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed and we could be subject to fines, sanctions or both.
Our success depends on our ability to attract and retain key personnel needed to successfully operate the business.
We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess our key personnel whom we believe are essential to our long-term success. In addition, we must also continue to attract and retain other qualified managerial and technical personnel. Competition for such personnel is intense. We may not be able to attract and retain personnel necessary for the development of our business.
Over the last year, we have also effected significant organizational and strategic changes, including our Complexity Reduction Initiative, which has resulted in workforce reductions. If we fail to effectively manage our ongoing organizational and strategic changes in a manner that allows us to retain and attract talent, our financial condition, results of operations and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
We recorded goodwill and other asset impairment charges that reduced our income during fiscal 2017 and may record additional charges in future periods.
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

We are increasingly dependent on information technology systems and subject to privacy and security laws and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.
We increasingly rely on information technology systems to process, transmit and store electronic information in our day-to-day operations, including sensitive personal information and proprietary or confidential information. Additionally, certain of our products collect data regarding patients and donors and some connect to our systems for maintenance and other purposes. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We also outsource certain elements of our information technology systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Any failure by us or third parties we work with to maintain or protect our respective information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.
Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data, including The Health Insurance Portability and Accountability Act, The Health Information Technology for Economic and Clinical Health Act and the European Union’s General Data Protection Regulation (“GDPR”). In May 2018, the GDPR will supersede current European Union data protection legislation, impose more stringent European Union data protection requirements and provide for greater penalties for noncompliance. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations.
We operate in an industry susceptible to significant product liability claims. Product liability claims could damage our reputation and impair our ability to market our products or obtain professional or product liability insurance, or increase the cost of such insurance.
Our products are relied upon by medical personnel in connection with the treatment of patients and the collection of blood or blood components from donors. In the event that patients or donors sustain injury or death in connection with their condition or treatment, we, along with others, may be sued and whether or not we are ultimately determined to be liable, we may incur significant legal expenses. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time.
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
We have $253.7 million of debt outstanding at March 31, 2018 due for repayment before July 1, 2019 under our $379.4 million term loan. The obligations to pay interest and repay the borrowed amounts may restrict our ability to adjust to adverse economic conditions and our ability to fund working capital, capital expenditures, acquisitions or other general corporate requirements. The interest rate on the loan is variable and subject to change based on market forces. Fluctuations in interest rates could adversely affect our profitability and cash flows.
In addition, as a global corporation, we have significant cash reserves held in foreign countries. Some of these balances may not be immediately available to repay our debt.

Our credit facilities contain financial covenants that require us to maintain specified financial ratios and make interest and principal payments. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders. No assurance can be made that our lenders would grant such waivers on favorable terms, or at all and we could be required to repay any borrowed amounts on short notice.
Our operations and plans for future growth may require additional capital that may not be available to us, or only available to us on unfavorable terms.
Our future capital requirements will depend on many factors, including operating requirements, product placements, current and future acquisitions and the need to refinance existing debt. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions generally or uncertainties that affect the capital markets. Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. As of March 31, 2018, we had $253.7 million of debt obligations due before July 1, 2019 under our Term Loan. Refer to Liquidity and Capital Resources within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for further discussion of our debt obligations.
We are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.
International revenues and expenses account for a substantial portion of our operations. In fiscal 2018, our international revenues accounted for 39.3% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.
Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.
We are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax payable in each of the jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes and recently enacted and future tax law changes in jurisdictions in which we operate. Changes in our operations, including headcount in Switzerland, Puerto Rico or Malaysia, could adversely affect our tax rate due to favorable tax rulings in these jurisdiction. We are also subject to tax audits in various jurisdictions and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations and cash flows.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity.
We are subject to income taxes, non-income based taxes and tax audits, in both the U.S. and various foreign jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions, as well as interpretations as to the legality under various rules in certain jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition.
Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. The U.S. enacted the Tax Cuts and Jobs Act, or the Act, on December 22, 2017, and we expect the U.S. Treasury to issue future notices and regulations under the Act. Certain provisions of the Act and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by the Company in the absence of regulatory guidance and judicial interpretations.
Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business and the Organization for Economic Co-operation and Development, or OECD, have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business.
Our share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
In May 2018, we completed an accelerated share repurchase agreement, or ASR, with Citibank N.A. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share of $73.36. As of May 23, 2018, the total remaining authorization outstanding for repurchases of the Company’s common stock under our share repurchase program was $160 million. Refer to Note 6, Earnings Per Share, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
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
In order to aggressively protect our intellectual property throughout the world, we have a program of patent disclosures and filings in markets where we conduct significant business. While we believe this program is reasonable and adequate, the risk of loss is inherent in litigation as different legal systems offer different levels of protection to intellectual property and it is still possible that even patented technologies may not be protected absolutely from infringement.
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
There is a risk that one or more of our products may be determined to infringe a patent held by another party. If this were to occur, we may be subject to an injunction or to payment of royalties, or both, which may adversely affect our ability to market the affected product or otherwise have an adverse effect on our results of operations. In addition, competitors may patent technological advances that may give them a competitive advantage or create barriers to entry.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our owned headquarters facility is located in Braintree, Massachusetts and is approximately 224,000 square feet. As of March 31, 2018, we owned or leased a total of 51 facilities. Our owned and leased facilities consist of approximately 1.7 million square feet. Included within these properties are 7 manufacturing facilities. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. We consider the following manufacturing facilities to be material to the business.
Leetsdale, Pennsylvania, is an approximately 82,000 square foot leased facility used for warehousing, distribution and manufacturing operations primarily supporting our Plasma business unit. Annual lease expense is approximately $0.4 million for this facility.
Draper, Utah, is an approximately 100,000 square foot owned facility used for distribution and manufacturing operations supporting our Plasma business unit. During fiscal 2015, we purchased this facility for $6.6 million.
We lease a 115,000 square foot facility in Fajardo, Puerto Rico, under an agreement with Pall Corporation executed in connection with our acquisition of Pall's transfusion medicine business on August 1, 2012. This facility is used for production of blood filters.
We lease 127,000 square feet of space in Tijuana, Mexico, with an annual lease expense of approximately $0.8 million. We also own a facility in Tijuana, Mexico that is approximately 182,000 square feet. These facilities are used for the production of whole blood collection kits, plasma, blood center and hospital disposables and intra-plant components.
We own approximately 240,000 square feet of space in Penang, Malaysia, used to manufacture disposable products for our European and Asian customers. We lease the land on which the facility was built and the lease payments have been prepaid. The lease term of 30 years expires in 2043 with an option to renew for a period of no less than 10 years.
Union, South Carolina, is an approximately 86,000 square feet owned facility used to manufacture sterile solutions that support our plasma business.
We own two facilities in Covina, California, that occupy approximately 65,000 square feet, dedicated to manufacturing and engineering functions. The facilities also include general administration space. We also lease approximately 40,000 square feet of space for warehousing and logistic operations. Annual lease expense is approximately $0.3 million. These facilities are used for the production of whole blood collection kits.
Our facilities are used by the following business segments:

Number of Facilities
Japan	8
EMEA	12
North America Plasma	3
All Other	28
Total	51
ITEM 3. LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 15, Commitments and Contingencies to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Haemonetics' common stock is listed on the New York Stock Exchange ("NYSE") under the symbol HAE. The following table sets forth for the periods indicated the high and low sales prices of such common stock, which represent actual transactions as reported by the New York Stock Exchange.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 31, 2018:
Market price of Common Stock:
High	$43.62	$44.97	$58.99	$75.45
Low	$38.54	$38.47	$44.61	$60.51
Fiscal year ended April 1, 2017:
Market price of Common Stock:
High	$35.67	$38.06	$41.41	$41.65
Low	$25.98	$29.08	$32.76	$36.44
Holders
There were 156 holders of record of the Company’s common stock as of March 31, 2018.
Dividends
The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information on the Company’s share repurchases during the fourth quarter of fiscal 2018:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 31, 2017 - January 27, 2018	—		$—	$—
January 28, 2018 - February 24, 2018	1,161,608	$68.87	1,161,608	$160,000,000
February 25, 2018 - March 31, 2018	—	$—	—	$—
(1) This amount reflects the price per share based on the initial delivery of approximately 1.2 million shares under the ASR. Upon settlement of the ASR, including the delivery of approximately 0.2 million shares during the first quarter of fiscal 2019, the average price per share was $73.36

On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

Subsequent to announcing the share repurchase program, in February 2018, we entered into an accelerated share repurchase agreement (“ASR”) with Citibank N.A. (“Citibank”) to repurchase approximately $100.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in February 2018, the Company paid Citibank $100.0 million in cash and received an initial delivery of approximately 1.2 million shares of our common stock based on a closing market price of $68.87, which represented, based on the closing price of our common stock on the NYSE on February 8, 2018, approximately 80% of the notional amount of the ASR. On May 7, 2018, the ASR with Citibank was completed. Pursuant to the ASR settlement terms, Citibank delivered to us approximately 0.2 million additional shares of our common stock on May 9, 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share of $73.36.

As of May 23, 2018, the total remaining authorization outstanding for repurchases of the Company’s common stock under our share repurchase program was $160 million.

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation Five-Year Review

(In thousands, except per share and employee data)	2018	2017	2016	2015	2014
Summary of Operations:
Net revenues	$903,923	$886,116	$908,832	$910,373	$938,509
Cost of goods sold	492,015	507,622	502,918	475,955	470,144
Gross profit	411,908	378,494	405,914	434,418	468,365
Operating expenses:
Research and development	39,228	37,556	44,965	54,187	54,200
Selling, general and administrative	316,523	301,726	317,223	337,168	365,977
Impairment of assets	—	58,593	92,395	5,441	1,711
Contingent consideration (income) expense	—	—	(4,727)	(2,918)	45
Total operating expenses	355,751	397,875	449,856	393,878	421,933
Operating income (loss)	56,157	(19,381)	(43,942)	40,540	46,432
Gain on divestiture	8,000	—	—	—	—
Interest and other expense, net	(4,525)	(8,095)	(9,474)	(9,375)	(10,031)
Income (loss) before provision (benefit) for income taxes	59,632	(27,476)	(53,416)	31,165	36,401
Provision (benefit) for income taxes	14,060	(1,208)	2,163	14,268	1,253
Net income (loss)	$45,572	$(26,268)	$(55,579)	$16,897	$35,148
Income (loss) per share:
Basic	$0.86	$(0.51)	$(1.09)	$0.33	$0.68
Diluted	$0.85	$(0.51)	$(1.09)	$0.32	$0.67
Weighted average number of shares	52,755	51,524	50,910	51,533	51,611
Common stock equivalent shares	746	—	—	556	766
Weighted average number of shares and common stock equivalent shares	53,501	51,524	50,910	52,089	52,377

	2018	2017	2016	2015	2014
Financial and Statistical Data:
Working capital	$136,474	$298,850	$302,535	$368,985	$391,944
Current ratio	1.4	2.4	2.6	3.0	2.8
Property, plant and equipment, net	$332,156	$323,862	$337,634	$321,948	$271,437
Capital expenditures	$74,799	$76,135	$102,405	$122,220	$73,648
Depreciation and amortization	$89,247	$89,733	$89,911	$86,053	$81,740
Total assets	$1,237,339	$1,238,709	$1,319,128	$1,485,417	$1,514,178
Total debt	$253,682	$314,647	$408,000	$427,891	$437,687
Stockholders’ equity	$752,429	$739,610	$721,565	$826,122	$837,888
Debt as a % of stockholders’ equity	33.7%	42.5%	56.5%	51.8%	52.2%
Employees	3,136	3,107	3,225	3,383	3,782

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
Haemonetics is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers to help improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets including commercial plasma collection, hospital-based diagnostics, blood and blood component collection and devices and software products. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.
Blood is essential to a modern healthcare system. Blood and its components (plasma, platelets and red cells) have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into biopharmaceuticals to treat a variety of illnesses, including immune diseases and coagulation disorders. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets have many uses in patient care, including supporting cancer patients undergoing chemotherapy.
Recent Developments
Share Repurchase Program
On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. Subsequent to announcing the share repurchase program, in February 2018, we entered into an accelerated share repurchase agreement (“ASR”) with Citibank N.A. (“Citibank”) to repurchase approximately $100.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in February 2018, the Company paid Citibank $100.0 million in cash and received an initial delivery of approximately 1.2 million shares of our common stock based on a closing market price of $68.87, which represented, based on the closing price of our common stock on the New York Stock Exchange on February 8, 2018, approximately 80% of the notional amount of the ASR. On May 7, 2018, the ASR with Citibank was completed. Pursuant to the ASR settlement terms, Citibank delivered to us approximately 0.2 million additional shares of our common stock on May 9, 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share of $73.36.

As of May 23, 2018, the total remaining authorization for repurchases of the Company’s common stock under our share repurchase program was $160 million.
Income Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of March 31, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. During the fiscal year ended March 31, 2018, we recognized a provisional tax expense amount of $2.0 million, which is included as a component of income tax expense in our consolidated statements of income (loss). Refer to Note 5, Income Taxes, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which we have accounted for with provisional estimates as of March 31, 2018, we will also continue to analyze and monitor the other impacts of the Act that become effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions that would limit the deductibility of future expenses.
NexSys PCSTM
In July 2017, we received FDA 510(k) clearance for our NexSys PCSTM plasmapheresis system (formerly referred to as PCS 300). In March 2018, we received FDA clearance for the enhancement of our NexSys PCS embedded software that activates YESTM technology, a yield-enhancing solution. We also received CE mark clearance of the NexSys PCS device in the European Union and Australia, subject to additional local requirements, during fiscal 2018. We have begun limited production of the devices.
Our planned roll out of this new platform includes the placement of a significant number of new devices. These placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments. As of March 31, 2018, approximately 21,000 of our Haemonetics owned PCS2 devices are placed with customers.

Long-Term Supply Agreement
As part of our acquisition of the whole blood business from Pall Corporation (“Pall”) in fiscal 2012, Pall agreed to manufacture and install in one of our facilities a filter media manufacturing line (the “HDC line”) for which we agreed to pay Pall approximately $15.0 million (plus pre-approved overages). Pall also agreed to supply media to us for use in leukoreduction filters until such time as we accepted the HDC line.
On May 21, 2018, we entered into a long-term supply agreement with Pall under which Pall will continue to supply media to us for use in leukoreduction filters. As a condition of the supply agreement, we agreed to accept the HDC line from Pall and will make a final payment of $9.0 million to Pall for the HDC line during May 2018.
As a result of the decision to continue to source media for our leukoreduction filters from Pall rather than producing them internally, we do not expect to utilize the HDC line for future production and expect that the asset’s future cash flows will not be sufficient to recover its carrying value of $12.5 million. Accordingly, during the first quarter of fiscal 2019 we recorded $21.5 million of total charges associated with this transaction, consisting of a $12.5 million impairment charge for the HDC line and a $9.0 million charge for the final payment to Pall.
Divestiture
On April 27, 2017, we sold our SEBRA® line of benchtop and hand sealers to Machine Solutions Inc. because it was no longer aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $9.0 million and recorded a pre-tax gain of $8.0 million. The proceeds received were subject to a post-closing adjustment based on final asset values as determined during the 90 day transition period. During fiscal 2018, the 90 day transition period ended and there were no post-close adjustments necessary.
The SEBRA portfolio included a suite of products that primarily include radio frequency sealers that are used to seal tubing as part of the collection of whole blood and blood components, particularly plasma. The SEBRA product line generated approximately $6.5 million of revenue in our Plasma business unit in fiscal 2017.
Restructuring Initiative
On November 1, 2017, we launched the Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs that will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. We expect savings from this program of approximately $80 million on an annualized basis once the program is completed. During the fiscal year ended March 31, 2018, we incurred $36.6 million of restructuring and turnaround costs under this program.
Product Recall
In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. During fiscal 2018, we entered into a settlement agreement with a group of customers responsible for substantially all of the total outstanding claims against us. As of March 31, 2018, we had recorded a cumulative total of $7.2 million of net charges associated with this recall, which consisted of $3.7 million of charges associated with customer returns and inventory reserves and $8.5 million of other customer claims, partially offset by $5.0 million of insurance proceeds. Substantially all of these claims have been paid as of March 31, 2018.
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
Changes in demand for plasma-derived biopharmaceuticals, particularly immunoglobulin, are the key driver of plasma collection volumes in the biopharmaceutical market. Various factors related to the supply of plasma and the production of plasma-derived biopharmaceuticals also affect collection volume, including the following:

•	Biopharmaceutical companies are seeking more yield from the collected plasma to meet growing demand for biopharmaceuticals without requiring an equivalent increase in plasma supply.

•
Newly approved indications for, and the growing understanding and thus diagnosis of auto-immune diseases treated with plasma-derived therapies increase the demand for plasma, as do longer lifespans and a growing aging patient population.

•	Geographical expansion of biopharmaceuticals also increases demand for plasma.
Demand for our plasma products in fiscal 2018 continued to grow in North America as collection volumes benefited from an expanding end user market for plasma-derived biopharmaceuticals with U.S. produced plasma meeting an increasing percentage of plasma volume demand worldwide. As a result, our Plasma business’ revenues are primarily from the U.S.
Despite the overall growth in the market, the number of biopharmaceutical companies that collect and fractionate the majority of source plasma is low and industry consolidation is ongoing. Significant barriers to entry exist for new entrants due to high capital outlay requirements for fractionation, long regulatory pathways to the licensing of fractionation facilities and FDA approval of biopharmaceuticals. With these factors, we do not expect meaningful new entries or diversification. As a result, there are relatively few customers for our Plasma products, especially in the U.S. where 80% of source plasma is collected and only a few customers provide the majority of our U.S. revenue.
Blood Center Market
In the Blood Center market, we sell automated blood component and manual whole blood collection systems, as well as software solutions that include blood drive planning, donor recruitment and retention, blood collection, component manufacturing and distribution. While we sell products around the world, a significant portion of our sales are to a limited number of customers due to relatively limited number of blood collectors.
Within the Blood Center market, we have seen three trends that have negatively impacted our growth of the overall marketplace despite the overall increase in aging populations. Overall we continue to expect a decline in this business in the low to mid single-digits.

▪	Declining transfusion rates in mature markets due to the development of more minimally invasive procedures with lower associated blood loss, as well as better blood management.

▪	Competition in multi-unit collection technology for automated blood component collection systems has intensified and has negatively impact our sales in markets where these collections are prevalent.

▪
Industry consolidation through group purchasing organizations has intensified pricing competition particularly in the manual whole blood collection systems, as well as impacting our software business where switching large customers to new or emerging technology platforms has a relatively high cost.

Hospital Market
Hemostasis Management
Hemostasis Management Market - The use of routine coagulation testing is well established throughout the world in various medical procedures, including cardiovascular surgery, organ transplantation, trauma, post-partum hemorrhage and percutaneous coronary intervention. While standard tests like prothrombin time, partial thromboplastin time and platelet count have limited ability to reveal a patient’s risk for bleeding, they do not provide information on the patient’s risk for thrombosis. In addition, these routine tests do not provide specific data about clot quality or stability. As a result of these limitations, clinicians are increasingly utilizing advanced hemostasis testing to provide more information about a patient’s hemostasis status, resulting in improved clinical decision-making. In addition, advanced hemostasis testing supports hospital efforts to reduce the risks, complications and costs associated with unnecessary blood component transfusions.
Haemonetics’ TEG® hemostasis analyzer systems are advanced diagnostic tools that provide a comprehensive assessment of a patient’s overall hemostasis. This information enables clinicians to decide the most appropriate clinical treatment for the patient to minimize blood loss and reduce clotting risk. For example, TEG analyzers have been used to support clinical decision making in open cardiovascular surgery and organ transplantation, becoming the “gold standard” in liver transplants. In more recent years, interest has grown into the utilization of TEG in trauma and other procedures in which the risk of hemorrhage and thrombosis are high.
Geographically, TEG systems have achieved the highest market penetration in North America, Europe and China. However, there are considerable growth opportunities in these as well as other markets, as TEG systems become more established as the standard of care around the world.

Cell Processing
Cell Salvage Market - In recent years, more efficient blood use and less invasive surgeries have reduced demand for autotransfusion in these procedures and contributed to intense competition in mature markets, while increased access to healthcare in emerging economies has provided new markets and sources of growth.
Orthopedic procedures have seen similar changes with improved blood management practices, including the use of tranexamic acid to treat and prevent post-operative bleeding, have significantly reduced the number of transfusions and autotransfusion.
Geographically, the Cell Saver® has achieved the highest market penetration in North America, Europe and Japan. However, there are considerable growth opportunities in certain Asia Pacific and other emerging markets as addressable procedure volumes grow and the use of autotransfusion is becoming accepted as a standard of care.
Transfusion Management Market - Revenues from BloodTrack® have increased in the U.S. and Europe recently as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients. SafeTrace Tx® leading market share in the U.S. remains steady with potential opportunity to expand internationally.
Financial Summary

	Fiscal Year
(In thousands, except per share data)	2018	2017	2016	% Increase/(Decrease) 18 vs. 17	% Increase/(Decrease) 17 vs. 16
Net revenues	$903,923	$886,116	$908,832	2.0%	(2.5)%
Gross profit	$411,908	$378,494	$405,914	8.8%	(6.8)%
% of net revenues	45.6%	42.7%	44.7%
Operating expenses	$355,751	$397,875	$449,856	(10.6)%	(11.6)%
Operating income (loss)	$56,157	$(19,381)	$(43,942)	n/m	(55.9)%
% of net revenues	6.2%	(2.2)%	(4.8)%
Gain on divestiture	$8,000	$—	$—	100.0%	—%
Interest and other expense, net	$(4,525)	$(8,095)	$(9,474)	(44.1)%	(14.6)%
Income (loss) before taxes	$59,632	$(27,476)	$(53,416)	n/m	(48.6)%
Tax expense (benefit)	$14,060	$(1,208)	$2,163	n/m	n/m
% of pre-tax income	23.6%	4.4%	(4.0)%
Net income (loss)	$45,572	$(26,268)	$(55,579)	n/m	(52.7)%
% of net revenues	5.0%	(3.0)%	(6.1)%
Net income (loss) per share - basic	$0.86	$(0.51)	$(1.09)	n/m	(53.2)%
Net income (loss) per share - diluted	$0.85	$(0.51)	$(1.09)	n/m	(53.2)%
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2018 and 2017 include 52 weeks with each quarter having 13 weeks. Fiscal 2016 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.
Net revenues for fiscal 2018 increased 2.0% compared with fiscal 2017. Without the effects of foreign exchange, net revenues increased 1.1% compared with fiscal 2017 as revenue increases in Plasma, Hemostasis Management and Cell Processing were partially offset by declines in our Blood Center business unit.
Net revenues for fiscal 2017 decreased 2.5% compared with fiscal 2016. Without the effects of foreign exchange, net revenues decreased 1.2% compared with fiscal 2016. Revenue increases in Plasma and Hemostasis Management were offset by declines in Blood Center and Cell Processing for the fiscal year ended April 1, 2017. The 53rd week in fiscal 2016 also contributed to the decrease, as it accounted for approximately 2% of additional revenue as compared with fiscal 2017.
We recorded operating income during fiscal 2018, as compared with an operating loss during fiscal 2017. Operating income increased primarily as a result of a decrease in asset impairments in fiscal 2018 as compared with fiscal 2017, as well as an increase in gross profit. This operating income was partially offset by increased restructuring and turnaround costs associated with the 2018 Program and increased investments in research and development and sales and marketing primarily in our Hospital and Plasma business units.

During fiscal 2017, operating loss decreased 55.9% compared with fiscal 2016. Without the effects of foreign currency, operating loss decreased 68.9% compared with fiscal 2016. Operating loss decreased primarily as a result of savings realized in fiscal 2017 from cost reduction initiatives, a decrease in goodwill and other asset impairment charges and a reduction in research and development spending as compared with fiscal 2016. These savings were partially offset by increased inventory charges and reserves and losses from Plasma liquid solutions.

Management's Use of Non-GAAP Measures
Management uses non-GAAP financial measures, in addition to financial measures in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), to monitor the financial performance of the business, make informed business decisions, establish budgets and forecast future results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency conversion rate. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented.
RESULTS OF OPERATIONS
Net Revenues by Geography

	Fiscal Year			Fiscal 2018 versus 2017			Fiscal 2017 versus 2016
(Dollars in thousands)	2018	2017	2016	Reported Growth	Currency impact	Constant currency growth (1)	Reported Growth	Currency impact	Constant currency growth (1)
United States	$548,731	$522,686	$519,440	5.0%	—%	5.0%	0.6%	—%	0.6%
International	355,192	363,430	389,392	(2.3)%	2.0%	(4.3)%	(6.7)%	(3.1)%	(3.6)%
Net revenues	$903,923	$886,116	$908,832	2.0%	0.9%	1.1%	(2.5)%	(1.3)%	(1.2)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

International Operations and the Impact of Foreign Exchange
Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force and independent distributors and agents.
The percentage of revenue generated in our principle operating regions is summarized below:

	Fiscal Year
	2018	2017	2016
United States	60.7%	59.0%	57.2%
Japan	7.5%	9.0%	9.0%
Europe	18.2%	18.7%	20.7%
Asia	12.7%	12.4%	12.3%
Other	0.9%	0.9%	0.8%
Total	100.0%	100.0%	100.0%
International sales are generally conducted in local currencies, primarily the Japanese Yen, the Euro, the Chinese Yuan and the Australian Dollar. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, the Euro and Australian Dollar relative to the U.S. Dollar.
We have placed foreign currency hedges based on estimates of future revenues to reduce the impacts of currency fluctuations. As compared with fiscal 2017, the effects of foreign exchange resulted in a 0.9% increase in sales in fiscal 2018. The primary reason is the relative strength of the Euro to the U.S. Dollar. For fiscal 2017, as compared with fiscal 2016, the effects of foreign exchange accounted for a 1.3% decrease in sales.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Fiscal Year			Fiscal 2018 versus 2017			Fiscal 2017 versus 2016
(Dollars in thousands)	2018	2017	2016	Reported Growth	Currency impact	Constant currency growth (1)	Reported Growth	Currency impact	Constant currency growth (1)
Plasma	$435,956	$410,727	$381,776	6.1%	0.6%	5.5%	7.6%	(1.0)%	8.6%
Blood Center	284,902	303,890	355,108	(6.2)%	1.3%	(7.5)%	(14.4)%	(0.9)%	(13.5)%
Cell Processing	107,562	105,376	112,483	2.1%	1.6%	0.5%	(6.3)%	(2.5)%	(3.8)%
Hemostasis Management	75,503	66,123	59,465	14.2%	0.6%	13.6%	11.2%	(2.6)%	13.8%
Net revenues	$903,923	$886,116	$908,832	2.0%	0.9%	1.1%	(2.5)%	(1.3)%	(1.2)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Plasma
Plasma revenue increased 6.1% during fiscal 2018 compared with fiscal 2017. Without the effect of foreign exchange, Plasma revenue increased 5.5% during fiscal 2018. This revenue growth was primarily driven by an increase in sales of plasma disposables and software due to continued strong performance in the U.S. This increase was partially offset by a decline in liquid solutions revenue and a decrease in equipment revenue resulting from the divestiture of our SEBRA product line, which contributed $6.5 million in Plasma revenue during fiscal 2017.
We have continuing delays in the expansion of our liquid solutions production capacity that require us or our customers to continue to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level.
Plasma revenue increased 7.6% during fiscal 2017 compared with fiscal 2016. Without the effect of foreign exchange, Plasma revenue increased 8.6% during fiscal 2017. The revenue growth was primarily driven by an increase in sales of Plasma disposables during fiscal 2017 due to continued strong performance in the U.S. and increased sales of Plasma liquid solutions, which contributed approximately $16 million to the growth.
Blood Center
Blood Center revenue decreased 6.2% during fiscal 2018 compared with fiscal 2017. Without the effect of foreign exchange, Blood Center revenue decreased 7.5% during fiscal 2018. The decrease, excluding the impact of foreign exchange, was primarily due to declines in whole blood revenue in both Europe and the U.S. resulting from continued moderation in the rate of collections and declines in platelet revenue driven by the continued market shift toward double dose collection techniques in Japan, as well as decreased sales in Europe. Decreases in equipment revenue due to a one-time sale of equipment to the American Red Cross in the prior year period and declines in red cell revenue due to the loss of a customer contract in a prior year also contributed to the overall decrease in Blood Center.
Blood Center revenue decreased 14.4% during fiscal 2017 compared with fiscal 2016. Without the effect of foreign exchange, Blood Center revenue decreased 13.5% during fiscal 2017. The decrease was primarily driven by the decline in platelet revenue due to the impact of double dose collections in Japan as well as order timing in Asia and the Middle East. Decreases in red cell revenue due to price reductions in our principle red cell market in the U.S. and decreases in whole blood revenue due to declining transfusion rates and pricing pressures also contributed to the overall decline in Blood Center.

Cell Processing
Cell Processing revenue increased 2.1% during fiscal 2018 compared with fiscal 2017. Without the effect of foreign exchange, Cell Processing revenue increased 0.5% during fiscal 2018. The increase, excluding the impact of foreign exchange, was primarily due to BloodTrack growth in the U.S. and Europe and SafeTrace Tx growth in the U.S as well as equipment growth in the U.S. This increase was mostly offset by declines in OrthoPAT revenue due to better blood management which has reduced orthopedic blood loss and declines in Cell Saver revenue, primarily in Japan and Western Europe. Effective March 31, 2019, our OrthoPAT products will be discontinued and we will offer the Cell Saver Elite + as an alternative autotransfusion system for orthopedics or other medium to low blood loss procedures.
Cell Processing revenue decreased 6.3% during fiscal 2017 compared with fiscal 2016. Without the effect of foreign exchange, Cell Processing revenue decreased 3.8% during fiscal 2017. The decrease, excluding the impact of foreign exchange, was primarily due to declines in OrthoPAT revenue in the U.S. and declines in Cell Saver revenue in Europe, partially offset by growth in China. These decreases were partially offset by increases in BloodTrack revenue in Europe.
Hemostasis Management
Revenue from our Hemostasis Management products increased 14.2% during fiscal 2018 compared with fiscal 2017. Without the effect of foreign exchange, Hemostasis Management revenues increased 13.6% during fiscal 2018. This revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China. The TEG 6s and TEG Manager® are approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. In the U.S., TEG 6s is approved for limited indications, including cardiovascular surgery and cardiology. TEG 6s continues to contribute significantly to the overall growth in Hemostasis Management in the U.S. and Europe. We are pursuing a broader set of indications for the TEG 6s in the U.S., including trauma.
Revenue from our Hemostasis Management products increased 11.2% during fiscal 2017 compared with fiscal 2016. Without the effect of foreign exchange, Hemostasis Management revenues increased 13.8% during fiscal 2017. This revenue increase was primarily attributable to the growth of TEG disposables, principally in the U.S. and China.
Gross Profit

	Fiscal Year
(Dollars in thousands)	2018	2017	2016	% Increase/(Decrease) 18 vs. 17	Increase/(Decrease) 17 vs. 16
Gross profit	$411,908	$378,494	$405,914	8.8%	(6.8)%
% of net revenues	45.6%	42.7%	44.7%
Gross profit increased 8.8% during fiscal 2018 as compared with fiscal 2017. Without the effects of foreign exchange, gross profit increased 6.4% during fiscal 2018. Gross profit margin percentage increased by 290 basis points for fiscal 2018 as compared with fiscal 2017. The increase in the gross profit margin during fiscal 2018 was primarily due to favorable mix, partially offset by continued manufacturing challenges, the impact of the divestiture of SEBRA and increased depreciation expense. The negative impact of asset impairments, inventory charges and the whole blood filter recall on the prior year period also contributed to the overall increase in fiscal 2018 as compared with fiscal 2017. Gross profit margin continues to be impacted by the inefficiency of underutilized production capacity. We continue to seek opportunities to rationalize our manufacturing network.
In fiscal 2018, we incurred costs associated with inventory purchases from alternate sources as a result of delays in the expansion of our liquid solutions production capacity. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level.
Gross profit decreased 6.8% during fiscal 2017 as compared with fiscal 2016. Without the effects of foreign exchange, gross profit decreased 4.3% during fiscal 2017. Gross profit margin percentage decreased by 200 basis points for fiscal 2017 as compared with fiscal 2016. The decrease in the gross profit margin during fiscal 2017 was primarily due to inventory reserves and impairment charges recorded during fiscal 2017, losses from Plasma liquid solutions and price reductions in our Blood Center business. The negative impact of currency and the 53rd week in fiscal 2016 as well as the effect of the whole blood filter recall and the inefficiency of underutilized productive capacity also contributed to the overall decline. These decreases were partially offset by cost savings initiatives and a reduction in restructuring and turnaround costs.

Operating Expenses

	Fiscal Year
(In thousands)	2018	2017	2016	% Increase/(Decrease) 18 vs. 17	Increase/(Decrease) 17 vs. 16
Research and development	$39,228	$37,556	$44,965	4.5%	(16.5)%
% of net revenues	4.3%	4.2%	4.9%
Selling, general and administrative	$316,523	$301,726	$317,223	4.9%	(4.9)%
% of net revenues	35.0%	34.1%	34.9%
Impairment of assets	$—	$58,593	$92,395	(100.0)%	(36.6)%
% of net revenues	—%	6.6%	10.2%
Contingent consideration income	$—	$—	$(4,727)	—%	(100.0)%
% of net revenues	—%	—%	(0.5)%
Total operating expenses	$355,751	$397,875	$449,856	(10.6)%	(11.6)%
% of net revenues	39.4%	44.9%	49.5%
Research and Development
Research and development expenses increased 4.5% during fiscal 2018 as compared with fiscal 2017. Without the effects of foreign exchange, research and development expenses increased 5.5% during fiscal 2018. The increase in fiscal 2018 was primarily driven by higher restructuring and turnaround costs associated with the 2018 Program and our continued investment of resources in clinical programs, primarily in Hemostasis Management. These increased costs were partially offset by reduced spending on certain software projects and several projects in Blood Center to better align with our long-term product plans.
Research and development expenses decreased 16.5% during fiscal 2017 as compared with fiscal 2016. Without the effects of foreign exchange, research and development expenses decreased 16.6% during fiscal 2017. The decrease in fiscal 2017 was primarily driven by reduced spending on several projects in our Blood Center business unit to better align with our long-term product plans and global strategic review. Changes in the timing of spending from fiscal 2017 to fiscal 2018 also contributed to the decline. This decrease was partially offset by increased restructuring and turnaround costs.
Selling, General and Administrative
Selling, general and administrative expenses increased 4.9% during fiscal 2018 as compared with fiscal 2017. Without the effects of foreign exchange, selling, general and administrative expenses increased 4.4% during fiscal 2018. The increase in fiscal 2018 was primarily the result of higher restructuring and turnaround costs associated with the 2018 Program, an increase in investments, primarily in Hemostasis Management and next generation plasma collection and software systems, and an increase in variable compensation and stock-based compensation expense. This increase was partially offset by annualized savings as a result of the prior year restructuring initiative.
During fiscal 2017, selling, general and administrative expenses decreased 4.9% with and without the effects of foreign exchange. The decrease in fiscal 2017 was primarily the result of cost reduction initiatives and a reduction in restructuring and turnaround costs. This decrease was partially offset by an increase in variable compensation.
Impairment of Assets
During fiscal 2018, we did not record any material asset impairments within operating expenses.
We recorded asset impairments of $58.6 million in fiscal 2017, which consisted of $57.0 million of goodwill impairment, $0.8 million of intangible asset impairments and $0.8 million of property, plant and equipment impairments.
Interest and Other Expense, Net
Interest and other expense, net, decreased 44.1% during fiscal 2018 as compared with fiscal 2017 and decreased 14.6% during fiscal 2017 as compared with fiscal 2016. These decreases were primarily due to a decrease in interest expense as a result of principal payments on our term loan and a reduction in borrowings on our revolving credit line. The effective interest rate on total debt outstanding for the fiscal year ended March 31, 2018 was approximately 3.19%.

Taxes

	Fiscal Year
	2018	2017	2016	% Increase/(Decrease) 18 vs. 17	Increase/(Decrease) 17 vs. 16
Reported income tax rate	23.6%	4.4%	(4.0)%	19.2%	8.4%
Reported Tax Rate
We report our results of operations in a number of foreign jurisdictions and the United States. Historically, our reported tax rate was lower than the U.S. statutory tax rate due primarily to our jurisdictional mix of earnings as the income earned in our foreign subsidiaries is generally taxed at a lower tax rate. In fiscal 2015, we established a valuation allowance against our U.S. deferred tax assets that are not more-likely-than-not realizable due to cumulative losses in the U.S. In fiscal 2017, we established a valuation allowance against our net deferred tax assets in four additional jurisdictions. These jurisdictions are located in the countries of Switzerland, Puerto Rico, Luxembourg and France. The decision to establish a valuation allowance in these additional jurisdictions was largely based upon our worldwide cumulative loss position, resulting from significant impairment and restructuring charges incurred in fiscal 2017 and 2016. We maintain a partial valuation allowance against our net U.S. deferred tax assets and net deferred tax assets of certain foreign subsidiaries.
For the year ended March 31, 2018, we recorded an income tax provision of $14.1 million on our worldwide pre-tax income of $59.6 million, resulting in a reported tax rate of 23.6%. Our effective tax rate for the year ended March 31, 2018 is higher than our effective tax rates of 4.4% and (4.0)% for the years ended April 1, 2017 and April 2, 2016, respectively. Our increase in tax rate for fiscal 2018, as compared with fiscal 2017, is primarily the result of the impact of U.S. tax reform (tax expense related to the transition tax liability partially offset by the release of valuation allowance against certain deferred tax assets) changes in the jurisdictional mix of earnings and the impact of goodwill impairments in fiscal 2017. The fiscal 2017 rate was higher than the fiscal 2016 tax rate due to the establishment of valuation allowances in certain foreign jurisdictions fiscal 2017, changes in the jurisdictional mix of earnings and the impact of goodwill impairments recorded in the prior years.
Income Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of March 31, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. During the fiscal year ended March 31, 2018, we recognized a provisional tax expense amount of $2.0 million, which is included as a component of income tax expense in our consolidated statements of income (loss).
In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which we have accounted for with provisional estimates as of March 31, 2018, we will also continue to analyze and monitor the other impacts of the Act that become effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions that would limit the deductibility of future expenses.
Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	March 31, 2018	April 1, 2017
Cash and cash equivalents	$180,169	$139,564
Working capital	$136,474	$298,850
Current ratio	1.4	2.4
Net debt position(1)	$(73,513)	$(175,083)
Days sales outstanding (DSO)	58	60
Disposables finished goods inventory turnover	4.5	4.2
(1)Net debt position is the sum of cash and cash equivalents less total debt.

On November 1, 2017, we launched the 2018 Program. Under this restructuring initiative, we expect to incur aggregate charges between $50 million and $60 million, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During fiscal 2018, we incurred $36.6 million of restructuring and turnaround costs under this program.
During fiscal 2017, we launched a multi-year restructuring initiative (the "2017 Program") designed to reposition our organization and improve our cost structure. During fiscal 2018 and 2017, we incurred $7.2 million and $28.7 million, respectively, of restructuring and turnaround charges under this program. As of March 31, 2018, charges associated with the 2017 Program were substantially complete.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and proceeds from employee stock option exercises. Although cash flow from operations could be negatively impacted by continued declines in our Blood Center business, we believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to investments, capital expenditures, including production of the NexSys PCS, Plasma plant capacity expansions, share repurchases, cash payments under the loan agreement, restructuring and turnaround initiatives and other acquisitions. These are described in more detail in Contractual Obligations below.
As of March 31, 2018, we had $180.2 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be freely repatriated to the U.S. We currently have a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) that provides for a $379.4 million term loan ("Term Loan") and a $100.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms that include financial and negative covenants. The Credit Facilities mature on July 1, 2019. At March 31, 2018, $253.7 million was outstanding under the Term Loan and no amount was outstanding on the Revolving Credit Facility. We also have $45.9 million of uncommitted operating lines of credit to fund our global operations under which there are no outstanding borrowings as of March 31, 2018.
During fiscal 2018, we paid $61.7 million in scheduled principal repayments for the Term Loan. We have scheduled principal payments of $194.4 million required during of fiscal 2019. We were in compliance with the leverage and interest coverage ratios specified in the Credit Agreement as well as all other bank covenants as of March 31, 2018.
Cash Flow Overview

	Fiscal Year
(In thousands)	2018	2017	2016	% Increase/(Decrease) 18 vs. 17	Increase/(Decrease) 17 vs. 16
Net cash provided by (used in):
Operating activities	$220,350	$159,738	$121,865	$60,612	$37,873
Investing activities	(63,041)	(73,313)	(104,768)	(10,272)	(31,455)
Financing activities	(120,643)	(60,413)	(62,624)	60,230	(2,211)
Effect of exchange rate changes on cash and cash equivalents(1)	3,939	(1,571)	(12)	5,510	(1,559)
Net increase (decrease) in cash and cash equivalents	$40,605	$24,441	$(45,539)
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities
Net cash provided by operating activities was $220.4 million during fiscal 2018, an increase of $60.6 million as compared with fiscal 2017. Cash provided by operating activities increased primarily due to an increase in net income, as adjusted for depreciation and amortization, and a working capital inflow resulting from a decrease in inventories due to an overall improvement in our demand planning process. An increase in accounts payable and accrued expenses, which was largely driven by restructuring and turnaround reserves associated with the 2018 Program and variable compensation, as well as decreases in other current assets also contributed to the cash inflow.

Net cash provided by operating activities was $159.7 million during fiscal 2017, an increase of $37.9 million as compared with fiscal 2016. Cash provided by operating activities increased primarily due to an increase in accounts payable and accrued expenses which was driven largely by an increase in variable compensation and an accrual recorded in fiscal 2017 for the product recall claims. The increase in cash provided by operating activities was partially offset by an increase in other current assets including a receivable related to stock options exercised near the period end date and an insurance receivable associated with the product recall.
Investing Activities
Net cash used in investing activities was $63.0 million during fiscal 2018, a decrease of $10.3 million as compared with fiscal 2017. The decrease in cash used in investing activities was primarily the result of the proceeds received related to the divestiture of our SEBRA product line and to a lesser extent a reduction in capital expenditures in fiscal 2018 as compared with fiscal 2017.
Net cash used in investing activities was $73.3 million during fiscal 2017, a decrease of $31.5 million as compared with fiscal 2016. The decrease in cash used in investing activities was largely the result of a reduction in capital expenditures of $26.3 million in fiscal 2017 as compared with fiscal 2016 primarily due to the completion of certain manufacturing initiatives in the prior year and decreased spending in capitalized research and development projects. Acquisition costs of $3.0 million incurred in fiscal 2016 also contributed to the decrease.
Financing Activities
Net cash used in financing activities was $120.6 million during fiscal 2018, an increase of $60.2 million as compared with fiscal 2017. This increase was primarily due to $100.0 million of share repurchases and an incremental $19.0 million of principal repayments on our Term Loan as compared with the prior year. These increases in net cash used in financing activities were partially offset by a reduction in borrowings on our Revolving Credit Facility of $50.0 million in fiscal 2017 and an incremental $7.7 million of proceeds from the exercise of stock options in fiscal 2018 as compared with fiscal 2017.
Net cash used in financing activities was $60.4 million during fiscal 2017, a decrease of $2.2 million as compared with fiscal 2016, primarily due to $61.0 million of share repurchases and $21.3 million principal repayments on our Term Loan in the prior year. Fiscal 2017 also benefited by an incremental $15.4 million of proceeds from the exercise of stock options over the prior year. These decreases in net cash used in financing activities were partially offset by a reduction in borrowings on our Revolving Credit Facility of $50.0 million and $42.7 million principal repayments on our Term Loan in fiscal 2017.
Contractual Obligations
A summary of our contractual and commercial commitments as of March 31, 2018 is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$253,682	$194,259	$59,402	$21	$—
Operating leases	20,283	3,905	6,245	4,937	5,196
Purchase commitments(1)	130,914	130,914	—	—	—
Expected retirement plan benefit payments	14,876	2,770	2,715	2,970	6,421
Total contractual obligations	$419,755	$331,848	$68,362	$7,928	$11,617

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

Included within purchase commitments in the table above is an additional $9.0 million that was paid to Pall Corporation in May 2018 upon the delivery and acceptance of certain manufacturing assets related to the filter media business. Refer to Note 20, Subsequent Event to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $2.9 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.

Concentration of Credit Risk
While approximately 45% of our revenue is generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. A portion of our trade accounts receivable outside the United States, however, include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.
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
Legal Proceedings
In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount may be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position and/or cash flows. For a discussion of our material legal proceedings refer to Note 15, Commitments and Contingencies to the Consolidated Financial Statements in this Annual Report on Form 10-K.
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
Foreign Exchange
During fiscal 2018, 39.3% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.
Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Francs, Australian Dollars, Canadian Dollars and Mexican Pesos. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

Recent Accounting Pronouncements
Standards to be Implemented
Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASC Update No. 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC Update No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
In March 2016, the FASB issued ASC Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The purpose of ASC Update No. 2016-08 is to clarify the guidance on principal versus agent considerations. It includes indicators that help to determine whether an entity controls the specified good or service before it is transferred to the customer and to assist in determining when the entity satisfied the performance obligation and as such, whether to recognize a gross or a net amount of consideration in their consolidated statement of operations. The effective date and transition requirements are consistent with ASC Update No. 2014-09.
In April 2016, the FASB issued ASC Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The guidance clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASC Update No. 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing. The effective date and transition requirements are consistent with ASC Update No. 2014-09.
We have reached conclusions on our accounting assessments related to the standard and finalized updates to our accounting policies, processes and controls and will adopt the new standard on April 1, 2018 using the modified retrospective approach. We expect to record a net increase to opening retained earnings of up to $5 million upon adoption of Topic 606 in April 2018, primarily related to deferred revenue associated with software revenue. Software revenue accounts for approximately 8.6% of our total revenue. Overall, the adoption of Topic 606 is expected to have an immaterial impact on our fiscal 2019 results of operations. The timing of revenue recognition for our primary revenue stream, disposables, will not materially change.
Additionally, we completed our assessment of new disclosure requirements. Upon adoption of Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations. We designed new internal controls that will be implemented in the first quarter of 2019 to address risks associated with applying the five-step model. Additionally, we established monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment.
Other Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). ASC Update No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. ASC Update No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is applicable to us in fiscal 2020. Earlier adoption is permitted. The impact of adopting ASC Update No. 2016-02 on our financial position and results of operations is being assessed by management.

In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted. The adoption of ASC Update 2016-15 is not expected to have a material effect on our consolidated financial statements.

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASC Update No. 2016-16 is not expected to have a material effect on our consolidated financial statements.
In March 2017, the FASB issued ASC Update No. 2017-07, Compensation - Retirement Benefits (Topic 715). The guidance revises the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The guidance is effective for annual periods beginning after December 15, 2018, and is applicable to us in fiscal 2020. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASC Update No. 2017-07 is not expected to have a material effect on our consolidated financial statements.
In May 2017, the FASB issued ASC Update No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to us in fiscal 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASC Update No. 2017-09 is not expected to have a material effect on our consolidated financial statements.

In August 2017, the FASB issued ASC Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance will make more financial and non-financial hedging strategies eligible for hedge accounting as well as amend the presentation and disclosure requirements and change how companies assess effectiveness. The guidance is effective for annual periods beginning after December 15, 2018, and is applicable to us in fiscal 2020. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASC Update No. 2017-12 on our financial position and results of operations is being assessed by management.
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
The accounting policies identified as critical are as follows:
Revenue Recognition
Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We may have multiple contracts with the same customer and each contract is typically treated as a separate arrangement. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by third-party evidence of selling price or by management's best estimate of selling price. For our software arrangements accounted for under the provisions of ASC 985-605, Software, we establish fair value of undelivered elements based upon vendor specific objective evidence.
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
We generally recognize revenue from the sale of perpetual licenses on a percentage-of-completion basis which requires us to make reasonable estimates of the extent of progress toward completion of the contract. These arrangements most often include providing customized implementation services to our customer. We also provide other services, including in some instances hosting, technical support and maintenance, for the payment of periodic, monthly, or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.

Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units.
In fiscal 2017, we early adopted ASC Update No. 2017-04, Intangibles - Goodwill and Other Topics ("Topic 350"): Simplifying the Test for Goodwill Impairment. Under this amendment, entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. Our reporting units for purposes of assessing goodwill impairment are organized primarily based on operating segments and geography and include: (a) North America Plasma, (b) North America Blood Center, (c) North America Hospital, (d) Europe, Middle East and Africa (collectively "EMEA"), (e) Asia-Pacific and (f) Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due to the size and scale of the Plasma business unit.
When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our goodwill impairment tests, assets and liabilities, including corporate assets that relate to a reporting unit’s operations and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
We use the income approach, specifically the discounted cash flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.
During the fourth quarter of fiscal 2018, we performed our annual goodwill impairment test under the guidelines of ASC Update No. 2017-04. The results of the goodwill impairment test performed indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2018 annual test date.
During fiscal 2017, we recorded a goodwill impairment charge of $57.0 million associated with our North America Blood Center reporting unit, which represented the entire goodwill balance associated with this reporting unit. During fiscal 2016, we recorded a goodwill impairment charge of $66.3 million associated with the EMEA reporting unit. At the time the impairment assessment was performed, this represented the entire goodwill balance of this reporting unit. During the first quarter of fiscal 2017, management reorganized its operating segments such that certain components of the All Other operating segment became components of the EMEA operating segment. As a result, we transferred $20.5 million of goodwill to the EMEA operating segment, which represented the portion of the goodwill associated with these components. Refer to Note 9, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional details regarding the goodwill impairments recorded.
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
We did not incur any intangible asset impairments during fiscal 2018. During 2017 and 2016, we determined that there were potential impairment indicators for certain intangible assets subject to amortization. As such, we performed the recoverability test described above for the relevant asset groups. In fiscal 2017 and 2016, we determined that the undiscounted cash flows did not support the carrying value of certain identified asset groups and made the decision to discontinue the use of and investment in these assets. Accordingly, we recorded impairment charges of $4.8 million and $25.8 million, respectively, in fiscal 2017 and 2016. See Note 9, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.
Inventory Provisions
We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared with forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Additionally, uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory.
Income Taxes
The income tax provision is calculated for all jurisdictions in which we operate. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items that are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of our deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Significant weight has been given to our consolidated worldwide cumulative loss position for the current and prior two years. Refer to Note 5, Income Taxes for further information and discussion of our income tax provision and balances including a discussion of the impact of the Tax Cuts and Jobs Act enacted in December 2017.
We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed that we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.
We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. We recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. Our position is based upon several factors including management’s evaluation of the Company and its subsidiaries’ financial requirements, the short term and long-term operational and fiscal objectives of the Company and the tax consequences associated with the repatriation of earnings.
Contingencies

We may become involved in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount.

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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $5.0 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. dollar would result in a $5.1 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. Total outstanding debt under our Credit Facilities for the fiscal year ended March 31, 2018 was $253.7 million with an interest rate of 3.2% based on prevailing Adjusted LIBOR rates. An increase of 100 basis points in Adjusted LIBOR rates would result in additional annual interest expense of $2.5 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of March 31, 2018 and April 1, 2017, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and April 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Boston, Massachusetts
May 23, 2018

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016

Net revenues	$903,923	$886,116	$908,832
Cost of goods sold	492,015	507,622	502,918
Gross profit	411,908	378,494	405,914
Operating expenses:
Research and development	39,228	37,556	44,965
Selling, general and administrative	316,523	301,726	317,223
Impairment of assets	—	58,593	92,395
Contingent consideration income	—	—	(4,727)
Total operating expenses	355,751	397,875	449,856
Operating income (loss)	56,157	(19,381)	(43,942)
Gain on divestiture	8,000	—	—
Interest and other expense, net	(4,525)	(8,095)	(9,474)
Income (loss) before provision (benefit) for income taxes	59,632	(27,476)	(53,416)
Provision (benefit) for income taxes	14,060	(1,208)	2,163
Net income (loss)	$45,572	$(26,268)	$(55,579)

Net income (loss) per share - basic	$0.86	$(0.51)	$(1.09)
Net income (loss) per share - diluted	$0.85	$(0.51)	$(1.09)

Weighted average shares outstanding
Basic	52,755	51,524	50,910
Diluted	53,501	51,524	50,910
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016

Net income (loss)	$45,572	$(26,268)	$(55,579)

Other comprehensive income (loss):
Impact of defined benefit plans, net of tax	1,949	5,220	1,431
Foreign currency translation adjustment	13,430	(7,336)	(1,987)
Unrealized loss on cash flow hedges, net of tax	(2,796)	(364)	(3,938)
Reclassifications into earnings of cash flow hedge losses (gains), net of tax	1,299	4,647	(8,822)
Other comprehensive income (loss)	13,882	2,167	(13,316)
Comprehensive income (loss)	$59,454	$(24,101)	$(68,895)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	April 1, 2017

ASSETS
Current assets:
Cash and cash equivalents	$180,169	$139,564
Accounts receivable, less allowance of $2,111 at March 31, 2018 and $2,184 at April 1, 2017	151,226	152,683
Inventories, net	160,799	176,929
Prepaid expenses and other current assets	28,983	40,853
Total current assets	521,177	510,029
Property, plant and equipment, net	332,156	323,862
Intangible assets, less accumulated amortization of $249,278 at March 31, 2018 and $215,772 at April 1, 2017	156,589	177,540
Goodwill	211,395	210,841
Deferred tax asset	3,961	3,988
Other long-term assets	12,061	12,449
Total assets	$1,237,339	$1,238,709
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$194,259	$61,022
Accounts payable	55,265	42,973
Accrued payroll and related costs	69,519	43,534
Other current liabilities	65,660	63,650
Total current liabilities	384,703	211,179
Long-term debt, net of current maturities	59,423	253,625
Deferred tax liability	6,526	12,114
Other long-term liabilities	34,258	22,181
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 52,342,965 shares at March 31, 2018 and 52,255,495 shares at April 1, 2017	523	523
Additional paid-in capital	503,955	482,044
Retained earnings	266,942	289,916
Accumulated other comprehensive loss	(18,991)	(32,873)
Total stockholders’ equity	752,429	739,610
Total liabilities and stockholders’ equity	$1,237,339	$1,238,709
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 28, 2015	51,671	$517	$426,964	$420,365	$(21,724)	$826,122
Employee stock purchase plan	145	1	4,340	—	—	4,341
Exercise of stock options	492	6	14,026	—	—	14,032
Shares repurchased	(1,488)	(15)	(12,367)	(48,602)	—	(60,984)
Issuance of restricted stock, net of cancellations	112	—	—	—	—	—
Stock-based compensation expense	—	—	6,949	—	—	6,949
Net loss	—	—	—	(55,579)	—	(55,579)
Other comprehensive loss	—	—	—	—	(13,316)	(13,316)
Balance, April 2, 2016	50,932	$509	$439,912	$316,184	$(35,040)	$721,565
Employee stock purchase plan	141	2	3,557	—	—	3,559
Exercise of stock options	1,048	12	29,425	—	—	29,437
Issuance of restricted stock, net of cancellations	134	—	—	—	—	—
Stock-based compensation expense	—	—	9,150	—	—	9,150
Net loss	—	—	—	(26,268)	—	(26,268)
Other comprehensive income	—	—	—	—	2,167	2,167
Balance, April 1, 2017	52,255	$523	$482,044	$289,916	$(32,873)	$739,610
Employee stock purchase plan	102	1	3,245	—	—	3,246
Exercise of stock options	1,014	11	37,083	—	—	37,094
Shares repurchased	(1,162)	(12)	(31,442)	(68,546)	—	(100,000)
Issuance of restricted stock, net of cancellations	134	—	—	—	—	—
Stock-based compensation expense	—	—	13,025	—	—	13,025
Net income	—	—	—	45,572	—	45,572
Other comprehensive income	—	—	—	—	13,882	13,882
Balance, March 31, 2018	52,343	$523	$503,955	$266,942	$(18,991)	$752,429
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31, 2018	April 1, 2017	April 2, 2016
Cash Flows from Operating Activities:
Net income (loss)	$45,572	$(26,268)	$(55,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	89,247	89,733	89,911
Impairment of assets	2,673	75,348	101,243
Stock-based compensation expense	13,025	9,150	6,949
Gain on divestiture	(8,000)	—	—
Deferred tax benefit	(5,828)	(6,800)	(1,038)
Unrealized (gain) loss from hedging activities	(649)	517	(2,645)
Changes in fair value of contingent consideration	—	—	(4,727)
Provision for losses on accounts receivable and inventory	2,639	11,381	13,053
Other non-cash operating activities	1,692	860	899
Change in operating assets and liabilities:
Change in accounts receivable	5,087	3,155	(10,328)
Change in inventories	14,385	(1,552)	11,896
Change in prepaid income taxes	1,436	1,395	(651)
Change in other assets and other liabilities	17,670	(18,253)	3,121
Change in accounts payable and accrued expenses	41,401	21,072	(30,239)
Net cash provided by operating activities	220,350	159,738	121,865
Cash Flows from Investing Activities:
Capital expenditures	(74,799)	(76,135)	(102,405)
Proceeds from divestiture	9,000	—	—
Proceeds from sale of property, plant and equipment	2,758	2,822	637
Other acquisitions and investments	—	—	(3,000)
Net cash used in investing activities	(63,041)	(73,313)	(104,768)
Cash Flows from Financing Activities:
Repayment of term loan borrowings	(61,654)	(42,683)	(21,342)
Net increase (decrease) in short-term loans	671	(50,727)	2,272
Proceeds from employee stock purchase plan	3,246	3,560	4,341
Proceeds from exercise of stock options	37,094	29,437	14,032
Share repurchases	(100,000)	—	(60,984)
Other financing activities	—	—	(943)
Net cash used in financing activities	(120,643)	(60,413)	(62,624)
Effect of exchange rates on cash and cash equivalents	3,939	(1,571)	(12)
Net Change in Cash and Cash Equivalents	40,605	24,441	(45,539)
Cash and Cash Equivalents at Beginning of Year	139,564	115,123	160,662
Cash and Cash Equivalents at End of Year	$180,169	$139,564	$115,123
Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,663	$7,850	$8,511
Income taxes paid	$9,083	$6,957	$7,829
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$8,963	$6,255	$9,663
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Haemonetics Corporation ("Haemonetics" or the "Company") is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers to help improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets including commercial plasma collection, hospital-based diagnostics, blood and blood component collection and devices and software products.
Blood is essential to a modern healthcare system. Blood and its components (plasma, platelets and red cells) have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into biopharmaceuticals to treat a variety of illnesses, including immune diseases and coagulation disorders. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets have many uses in patient care, including supporting cancer patients undergoing chemotherapy.
Haemonetics develops and markets a wide range of devices and solutions to serve our customers. We provide plasma collection systems and software that enable the collection of plasma used by fractionators to make life saving pharmaceuticals. We provide analytical devices for measuring hemostasis that enable healthcare providers to better manage their patients’ bleeding risk. Haemonetics makes blood processing systems and software that make blood donation more efficient and track life giving blood components. Finally, Haemonetics supplies systems and software that facilitate blood transfusions and cell processing.
The accompanying consolidated financial statements present separately our consolidated financial position, results of operations, cash flows and changes in shareholders’ equity. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All amounts presented, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated. We have assessed our ability to continue as a going concern. As of March 31, 2018, we have concluded that substantial doubt about our ability to continue as a going concern does not exist.
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 6, Earnings Per Share, for information pertaining to the share repurchase that occurred after the balance sheet date but prior to the issuance of the financial statements and refer to Note 20, Subsequent Event for information pertaining to a settlement with Pall Corporation that occurred in May 2018.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2018 and 2017 include 52 weeks with each quarter having 13 weeks. Fiscal 2016 includes 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts including those of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the amounts derived from our estimates and assumptions. We consider estimates to be critical if we are required to make assumptions about material matters that are uncertain at the time of estimation or if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: revenue recognition, allowance for doubtful accounts, inventory provisions, intangible asset and goodwill valuation, legal and other judgmental accruals and income taxes.
Reclassifications
Certain reclassifications have been made to prior years' amounts to conform to the current year's presentation.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies
We may become involved in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, we record the minimum loss contingency amount, which could be zero. These estimates are often initially developed substantially earlier than the ultimate loss is known and the estimates are reevaluated each accounting period, as additional information is available. As information becomes known, an additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount.
Revenue Recognition
Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and ASC Topic 985-605, Software. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We may have multiple contracts with the same customer and each contract is typically treated as a separate arrangement. When more than one element such as equipment, disposables and services are contained in a single arrangement, we allocate revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by third-party evidence of selling price or by management's best estimate of selling price. For our software arrangements accounted for under the provisions of ASC 985-605, Software, we establish fair value of undelivered elements based upon vendor specific objective evidence.
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
Software Revenues
We offer a variety of software solutions to support our plasma, blood collection and hospital customers. We provide information technology platforms and technical support for donor recruitment, blood and plasma testing laboratories and for efficient and compliant operations of blood and plasma collection centers. For plasma customers, we also provide information technology platforms for managing distribution of plasma from collection centers to plasma fractionation facilities. For hospitals, we provide solutions to help improve patient safety, reduce cost and ensure compliance.
Our software revenues also include revenue from software sales that includes per collection or monthly subscription fees for the license and support of the software as well as hosting services. A significant portion of our software sales are perpetual licenses typically accompanied with significant implementation service fees related to software customization as well as other professional and technical service fees.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally recognize revenue from the sale of perpetual licenses on a percentage-of-completion basis which requires us to make reasonable estimates of the extent of progress toward completion of the contract. These arrangements most often include providing customized implementation services to our customer. We also provide other services, including in some instances hosting, technical support and maintenance, for the payment of periodic, monthly, or quarterly fees. We recognize these fees and charges as earned, typically as these services are provided during the contract period.
Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASC Update No. 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC Update No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
In March 2016, the FASB issued ASC Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The purpose of ASC Update No. 2016-08 is to clarify the guidance on principal versus agent considerations. It includes indicators that help to determine whether an entity controls the specified good or service before it is transferred to the customer and to assist in determining when the entity satisfied the performance obligation and as such, whether to recognize a gross or a net amount of consideration in their consolidated statement of operations. The effective date and transition requirements are consistent with ASC Update No. 2014-09.
In April 2016, the FASB issued ASC Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The guidance clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASC Update No. 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing. The effective date and transition requirements are consistent with ASC Update No. 2014-09.
We have reached conclusions on our accounting assessments related to the standard and finalized updates to our accounting policies, processes and controls and will adopt the new standard on April 1, 2018 using the modified retrospective approach. We expect to record a net increase to opening retained earnings of up to $5 million upon adoption of Topic 606 in April 2018, primarily related to deferred revenue associated with software revenue. Software revenue accounts for approximately 8.6% of our total revenue. Overall, the adoption of Topic 606 is expected to have an immaterial impact on our fiscal 2019 results of operations. The timing of revenue recognition for our primary revenue stream, disposables, will not materially change.
Additionally, we completed our assessment of new disclosure requirements. Upon adoption of Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations. We designed new internal controls that will be implemented in the first quarter of 2019 to address risks associated with applying the five-step model. Additionally, we established monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment.
Non-Income Taxes
We are required to collect sales or valued added taxes in connection with the sale of certain of our products. We report revenues net of these amounts as they are promptly remitted to the relevant taxing authority.
We are also required to pay a medical device excise tax relating to U.S. sales of Class I, II and III medical devices. This excise tax went into effect January 1, 2013, established as part of the March 2010 U.S. healthcare reform legislation and has been included in selling, general and administrative expenses. In December 2015, this tax was suspended for two years, beginning on January 1, 2016. In January 2018, another temporary two year suspension of the excise tax was passed, extending the suspension to December 31, 2019.
Translation of Foreign Currencies
All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses,

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including those resulting from intercompany transactions, are charged directly to earnings and included in other expense, net on the consolidated statements of income (loss). The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive loss on the consolidated balance sheet.
Cash and Cash Equivalents
Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 31, 2018, our cash and cash equivalents consisted of investments in United States Government Agency and institutional money market funds.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at historical cost. We provide for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment and furniture and fixtures over their estimated useful lives as follows:

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of our devices and our reported operating results.
Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Maintenance and repairs are generally expensed to operations as incurred. When the repair or maintenance costs significantly extend the life of the asset, these costs may be capitalized. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in the consolidated statements of income (loss).
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test on the first day of the fiscal fourth quarter for each of our reporting units.
In fiscal 2017, we early adopted ASC Update No. 2017-04, Intangibles - Goodwill and Other Topics ("Topic 350"): Simplifying the Test for Goodwill Impairment. Under this amendment, entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. Our reporting units for purposes of assessing goodwill impairment are organized primarily based on operating segments and geography and include: (a) North America Plasma, (b) North America Blood Center, (c) North America Hospital, (d) Europe, Middle East and Africa (collectively "EMEA"), (e) Asia-Pacific and (f) Japan. The North America Plasma reporting unit is a separate operating segment with dedicated segment management due to the size and scale of the Plasma business unit.
When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our goodwill impairment tests, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
We use the income approach, specifically the discounted cash flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our discounted cash flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.
During the fourth quarter of fiscal 2018, we performed our annual goodwill impairment test under the guidelines of ASC Update No. 2017-04. The results of the goodwill impairment test performed indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2018 annual test date.
During fiscal 2017, we recorded a goodwill impairment charge of $57.0 million associated with our North America Blood Center reporting unit, which represented the entire goodwill balance associated with this reporting unit. During fiscal 2016, we recorded a goodwill impairment charge of $66.3 million associated with the EMEA reporting unit. At the time the impairment

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment was performed, this represented the entire goodwill balance of this reporting unit. During fiscal 2017, management reorganized its operating segments such that certain components of the All Other operating segment became components of the EMEA operating segment. As a result, we transferred $20.5 million of goodwill to the EMEA operating segment, which represented the portion of the goodwill associated with these components. Refer to Note 9, Goodwill and Intangible Assets, for additional details regarding the goodwill impairments recorded.
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
During fiscal 2018 we did not incur any intangible asset impairments. During fiscal 2017 and 2016, we recorded impairment charges of $4.8 million and $25.8 million, respectively. See Note 9, Goodwill and Intangible Assets, to our consolidated financial statements contained in Item 8 for additional information.
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
We review the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. During fiscal 2017 and fiscal 2016, we recorded $4.0 million and $6.0 million, respectively, of impairment charges related to the discontinuance of certain capitalized software projects. There were no impairment charges recorded during fiscal 2018. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities
Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 31, 2018	April 1, 2017
VAT liabilities	$2,932	$4,051
Forward contracts	1,583	966
Deferred revenue	25,814	26,485
Accrued taxes	5,340	4,407
All other	29,991	27,741
Total	$65,660	$63,650
Other Long-Term Liabilities
Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 31, 2018	April 1, 2017
Unfunded pension liability	14,045	14,060
Unrecognized tax benefit	2,850	1,627
Transition tax liability	7,837	—
All other	9,526	6,494
Total	$34,258	$22,181
Research and Development Expenses
All research and development costs are expensed as incurred.
Advertising Costs
All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income (loss). Advertising expenses were $3.1 million, $2.5 million and $3.9 million in fiscal 2018, 2017 and 2016, respectively.
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses. Freight is classified in cost of goods sold when the customer is charged for freight and in selling, general and administration when the customer is not explicitly charged for freight.
Income Taxes
The income tax provision is calculated for all jurisdictions in which we operate. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items that are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of our deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Significant weight has been given to our consolidated worldwide cumulative loss position for the current and prior two years. Refer to Note 5, Income Taxes for further information and discussion of our income tax provision and balances including a discussion of the impact of the Tax Cuts and Jobs Act (the "Act") enacted in December 2017.
We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed that we have determined are not more-likely-than-not realizable. These tax reserves have

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.
We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. We recognize deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. Our position is based upon several factors including management’s evaluation of the Company and its subsidiaries’ financial requirements, the short term and long-term operational and fiscal objectives of the Company and the tax consequences associated with the repatriation of earnings.
Derivative Instruments
We account for our derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for the change in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as a hedging instrument for accounting purposes and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In addition, ASC 815 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not use derivative financial instruments for trading or speculation purposes.
When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in our consolidated statements of income (loss), depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship we record the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. We recorded foreign currency losses of $0.2 million, $1.8 million and $1.4 million in fiscal 2018, 2017 and 2016, respectively.
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
Stock-Based Compensation
We expense the fair value of stock-based awards granted to employees, board members and others, net of estimated forfeitures. To calculate the grant-date fair value of our stock options we use the Black-Scholes option-pricing model and for performance share units we use Monte Carlo simulation models.

Costs Associated with Exit Activities

We record employee termination costs in accordance with FASB ASC Topic 712, Compensation - Nonretirement and
Postemployment Benefits, if we pay the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of our established severance policies or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested, the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations. We record such costs into expense over the employee’s future service period, if any.

Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB ASC Topic 420 and FASB ASC Topic 360, Property, Plant and Equipment and are included primarily in selling, general and administrative costs in our consolidated statement of income (loss). Additionally, costs directly related to our active restructuring initiatives, including program management costs, accelerated depreciation and costs to transfer product lines among facilities are included within costs of goods sold and selling, general and administrative costs in our consolidated statement of income (loss). See Note 3, Restructuring, for further information and discussion of our restructuring plans.
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
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2018 and 2017 one plasma collection customer accounted for 14% of our net revenues. In fiscal 2016, one plasma collection customer accounted for 11% of our net revenues.
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
Recent Accounting Pronouncements
Standards Implemented

In March 2016, the FASB issued ASC Update No. 2016-09, Compensation- Stock Compensation ("Topic 718"): Improvements to Employee Share-Based Payment Accounting. The purpose of the update is to simplify several areas of the accounting for share-based payment transactions. We adopted ASC Update No. 2016-09 on a prospective basis in our first quarter of fiscal 2018; therefore, prior periods have not been adjusted. The adoption of ASC Update No. 2016-09 did not have a material effect on our financial position or results of operations.

ASC Update No. 2016-09 allows a company to elect to account for award forfeitures as they occur or to continue to estimate forfeitures. We have elected to continue to estimate potential forfeitures. In addition, ASC Update No. 2016-09 eliminates additional paid in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the consolidated statement of operations when the awards vest or are settled. Amendments related to accounting for excess tax benefits resulted in an immaterial tax benefit in fiscal 2018. In connection with the adoption of this new standard, we also recorded a cumulative-effect adjustment to retained earnings and deferred tax assets for certain off balance sheet federal and state net operating loss carry-forwards totaling $1.6 million as of April 1, 2017, with an equal offsetting adjustment to the valuation allowance.
3. RESTRUCTURING
On an ongoing basis, we review the global economy, the healthcare industry and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.
On November 1, 2017, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During fiscal 2018 we incurred, $36.6 million of restructuring and turnaround costs under this program.
During fiscal 2017, we launched a restructuring program (the "2017 Program") designed to reposition our organization and improve our cost structure. During fiscal 2018 and 2017, we incurred $7.2 million and $28.7 million, respectively, of restructuring and turnaround charges under this program. As of March 31, 2018, charges associated with the 2017 Program were substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2018 Program and the 2017 and Prior Programs for the fiscal years ended March 31, 2018, April 1, 2017 and April 2, 2016, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2018 Program	2017 and Prior Programs	Total
Balance at March 28, 2015	$—	$16,612	$16,612
Costs incurred, net of reversals	—	23,055	23,055
Payments	—	(26,413)	(26,413)
Non-cash adjustments	—	(4,502)	(4,502)
Balance at April 2, 2016	$—	$8,752	$8,752
Costs incurred, net of reversals	—	21,833	21,833
Payments	—	(22,317)	(22,317)
Non-cash adjustments	—	(800)	(800)
Balance at April 1, 2017	$—	$7,468	$7,468
Costs incurred, net of reversals	29,694	835	30,529
Payments	(1,363)	(6,897)	(8,260)
Non-cash adjustments	(1,202)	—	(1,202)
Balance at March 31, 2018	$27,129	$1,406	$28,535
The substantial majority of restructuring costs during fiscal 2018, 2017 and 2016 have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income (loss). As of March 31, 2018, we had a restructuring liability of $28.5 million, of which, approximately $24.6 million is payable within the next twelve months.
In addition to the restructuring expenses included in the table above, we also incurred costs of $13.6 million, $12.5 million and $19.2 million in fiscal 2018, 2017 and 2016, respectively, that do not constitute as restructuring under ASC 420, Exit and Disposal Cost Obligations, which we refer to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income (loss), consist primarily of expenditures directly related to our restructuring actions and include program management, costs associated with the implementation of outsourcing initiatives and recent accounting standards and accelerated depreciation.
The tables below present restructuring and turnaround costs by reportable segment:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring costs
(In thousands)	2018	2017	2016
Japan	$514	$819	$9
EMEA	1,496	4,272	3,210
North America Plasma	565	366	—
All Other	27,954	16,376	19,836
Total	$30,529	$21,833	$23,055

Turnaround costs
(In thousands)	2018	2017	2016
Japan	$—	$2	$416
EMEA	(107)	94	961
North America Plasma	976	972	—
All Other	12,727	11,415	17,852
Total	$13,596	$12,483	$19,229

Total restructuring and turnaround	$44,125	$34,316	$42,284
4. DIVESTITURE
On April 27, 2017, we sold our SEBRA® line of benchtop and hand sealers to Machine Solutions Inc. because it was no longer aligned with our long-term strategic objectives. In connection with this transaction, we received net proceeds of $9.0 million and recorded a pre-tax gain of $8.0 million. The proceeds were subject to a post-closing adjustment based on final asset values as determined during the 90 day transition period. During fiscal 2018, the 90 day transition period ended and there were no post-close adjustments necessary.
The SEBRA portfolio included a suite of products that primarily include radio frequency sealers that are used to seal tubing as part of the collection of whole blood and blood components, particularly plasma.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INCOME TAXES
Domestic and foreign income before provision for income tax is as follows:

(In thousands)	2018	2017	2016
Domestic	$3,534	$(44,724)	$(18,526)
Foreign	56,098	17,248	(34,890)
Total	$59,632	$(27,476)	$(53,416)
The income tax provision from continuing operations contains the following components:

(In thousands)	2018	2017	2016
Current
Federal	$9,927	$(1,424)	$12
State	1,024	436	(660)
Foreign	8,937	6,580	3,842
Total current	$19,888	$5,592	$3,194
Deferred
Federal	(5,350)	(8,711)	3,532
State	344	(953)	319
Foreign	(822)	2,864	(4,882)
Total deferred	$(5,828)	$(6,800)	$(1,031)
Total	$14,060	$(1,208)	$2,163

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act that directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

As of March 31, 2018, we have not completed our accounting for the tax effects of the enactment of the Act, however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. During fiscal 2018, we recognized a provisional amount of $2.0 million as our reasonable estimate of the impact of the provisions of the Act, which is included as a component of income tax expense in our consolidated statements of income (loss). We will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

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

The one-time transition tax associated with the Act is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. federal taxation. During fiscal 2018, we recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries of $25.8 million, resulting in an increase in income tax expense. The income

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax expense increase was partially offset by the release of the valuation allowance on attributes utilized to offset a portion of the transition tax liability. We have not yet completed our calculation of the total post-1986 E&P for our foreign subsidiaries or the tax pools of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We continue to provide for an additional withholding tax liability on the undistributed foreign earnings of certain foreign subsidiaries. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.
In addition to the reduction in the federal corporate tax rate and the one-time transition tax, which we have accounted for with provisional estimates as of March 31, 2018, we will also continue to analyze and monitor the other impacts of the Act that become effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, as well as other provisions which would limit the deductibility of future expenses.

Our subsidiary in Puerto Rico has been granted a fifteen year tax grant that expires in calendar 2027. Our qualification for the tax grant is dependent on the continuation of our manufacturing activities in Puerto Rico. We benefit from a reduced tax rate on our earnings in Puerto Rico under the tax grant.
Our subsidiary in Malaysia has been granted a full income tax exemption to manufacture whole blood and apheresis devices that could be in effect for up to ten years, provided certain conditions are satisfied. The income tax exemption was in effect beginning June 1, 2016.
Tax affected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	March 31, 2018	April 1, 2017
Deferred tax assets:
Depreciation	$1,345	$934
Amortization of intangibles	964	1,150
Inventory	3,183	7,419
Accruals, reserves and other deferred tax assets	16,939	13,907
Net operating loss carry-forward	10,810	11,742
Stock based compensation	3,292	6,014
Tax credit carry-forward, net	3,479	17,852
Gross deferred tax assets	40,012	59,018
Less valuation allowance	(11,090)	(25,872)
Total deferred tax assets (after valuation allowance)	28,922	33,146
Deferred tax liabilities:
Depreciation	(17,732)	(30,422)
Amortization of goodwill and intangibles	(11,942)	(7,732)
Unremitted earnings	(274)	(1,065)
Other deferred tax liabilities	(1,539)	(2,053)
Total deferred tax liabilities	(31,487)	(41,272)
Net deferred tax liabilities	$(2,565)	$(8,126)
The valuation allowance decreased by $14.8 million during fiscal 2018, primarily as the result of the release of valuation allowance against U.S. tax attributes that were utilized to offset the transition tax. These tax attribute carryforwards were deemed not realizable prior to the enactment of tax reform. In determining the need for a valuation allowance, we have given consideration to our worldwide cumulative loss position, resulting from significant impairment and restructuring charges incurred in fiscal 2017 and 2016, when assessing the weight of the sources of taxable income that can be used to support the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realization of our deferred tax assets. We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. We have also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of March 31, 2018 includes deferred tax liabilities related to amortizable tax basis in goodwill, which are indefinite lived and can only be used as a source of income to benefit other indefinite lived assets.
As of March 31, 2018, we maintain a valuation allowance against our U.S. net deferred tax assets that are not more-likely-than-not realizable and maintain a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.
As of March 31, 2018, we have U.S. federal net operating loss carry-forwards of approximately $30.1 million, U.S. state net operating loss carry-forwards of $35.5 million and state tax credit carry-forwards of $4.2 million that are available to reduce future taxable income. The federal and state net operating losses begin to expire in fiscal 2029 and fiscal 2019, respectively. The state tax credits begin to expire in fiscal 2025.
Our net operating loss and tax credit carry-forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period April 2, 2011 through December 31, 2017. The study concluded that there were no limitations on the company’s net operating losses and tax credit carryforwards as of December 31, 2017. Subsequent ownership changes may further affect the limitation in future years.
As of March 31, 2018, we have foreign net operating losses of approximately $15.8 million that are available to reduce future income and have an unlimited carry-forward.
As of March 31, 2018, we have provided $0.3 million of net foreign withholding taxes on approximately $12.4 million of unremitted earnings that are not indefinitely reinvested. We have not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $343.8 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as our subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. We do not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. The Company is still in the process of completing its analysis of the impact of the Act on its indefinite reinvestment assertion.
The income tax provision from continuing operations differs from tax provision computed at the U.S. federal statutory income tax rate due to the following:

(In thousands)	2018		2017		2016
Tax at federal statutory rate	$18,807	31.5%	$(9,616)	35.0%	$(18,695)	35.0%
Difference between U.S. and foreign tax	(9,264)	(15.5)%	137	(0.5)%	10,645	(19.9)%
State income taxes net of federal benefit	29	—%	(495)	1.8%	134	(0.3)%
Change in uncertain tax positions	1,095	1.8%	862	(3.1)%	(1,820)	3.4%
Unremitted earnings	(791)	(1.3)%	330	(1.2)%	735	(1.4)%
Deferred statutory rate changes	(3,193)	(5.4)%	(383)	1.4%	(2,653)	5.0%
Non-deductible goodwill impairment	—	—%	3,703	(13.5)%	2,861	(5.4)%
Non-deductible expenses	243	0.4%	896	(3.2)%	1,491	(2.8)%
Stock compensation benefits	(2,544)	(4.3)%	—	—%	—	—%
Research credits	(763)	(1.3)%	(561)	2.0%	(672)	1.3%
One-time transition tax from tax reform	25,798	43.3%	—	—%	—	—%
Tax amortization of goodwill	—	—%	(10,564)	38.4%	4,185	(7.8)%
Valuation allowance	(15,541)	(25.9)%	13,505	(49.2)%	5,194	(9.7)%
Other, net	184	0.3%	978	(3.5)%	758	(1.4)%
Income tax (benefit) provision	$14,060	23.6%	$(1,208)	4.4%	$2,163	(4.0)%

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded an income tax provision of $14.1 million, representing an effective tax rate of 23.6%. The effective tax rate differs from the U.S. statutory rate of 31.5% primarily as a result of the impacts of U.S. tax reform (including the impact of the tax reduction, an increase to tax expense for the transition tax liability and the tax benefit recorded associated with the release of valuation allowance against certain tax attributes which were previously not deemed realizable) and the jurisdictional mix of earnings. We have recorded a $0.8 million tax benefit associated with the portion of unremitted foreign earnings that are not considered indefinitely reinvested.
Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 31, 2018, we had $4.5 million of unrecognized tax benefits, of which $3.8 million would impact the effective tax rate, if recognized. As of April 1, 2017, we had $3.4 million of unrecognized tax benefits, of which $1.5 million would impact the effective tax rate, if recognized. At April 2, 2016, we had $2.5 million of unrecognized tax benefits, of which $0.6 million would impact the effective tax rate, if recognized.
During the fiscal year ended March 31, 2018 our unrecognized tax benefits were increased by $1.1 million, primarily relating to uncertain tax positions established against various federal and state tax credits.
The following table summarizes the activity related to our gross unrecognized tax benefits for the fiscal years ended March 31, 2018, April 1, 2017 and April 2, 2016:

(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Beginning Balance	$3,370	$2,523	$7,070
Additions for tax positions of current year	289	—	—
Additions for tax positions of prior years	1,203	1,279	340
Reductions of tax positions	(252)	(29)	(4,158)
Settlements with taxing authorities	—	—	—
Closure of statute of limitations	(160)	(403)	(729)
Ending Balance	$4,450	$3,370	$2,523
As of March 31, 2018 we anticipate that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.4 million in the next twelve months, as a result of closure of various statutes of limitations and potential settlements with tax authorities.
Our historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.2 million of gross interest and penalties were accrued at both March 31, 2018 and April 1, 2017 and is not included in the amounts above. There was no benefit included in tax expense associated with accrued interest and penalties during the fiscal year ended March 31, 2018. There was a benefit included in tax expense associated with accrued interest and penalties of $0.2 million and $0.3 million for the periods ended April 1, 2017 and April 2, 2016, respectively.
We conduct business globally and, as a result, file consolidated and separate federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With a few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2015 and foreign income tax examinations for years before fiscal 2013. To the extent that we have tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. EARNINGS PER SHARE
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2018	2017	2016
Basic EPS
Net income (loss)	$45,572	$(26,268)	$(55,579)
Weighted average shares	52,755	51,524	50,910
Basic income(loss) per share	$0.86	$(0.51)	$(1.09)
Diluted EPS
Net income (loss)	$45,572	$(26,268)	$(55,579)
Basic weighted average shares	52,755	51,524	50,910
Net effect of common stock equivalents	746	—	—
Diluted weighted average shares	53,501	51,524	50,910
Diluted income (loss) per share	$0.85	$(0.51)	$(1.09)
Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For fiscal 2018, weighted average shares outstanding, assuming dilution, excludes the impact of 0.4 million anti-dilutive shares. For fiscal 2017 and 2016, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.
Share Repurchase Plan
On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

Subsequent to announcing the share repurchase program, in February 2018, we entered into an accelerated share repurchase agreement (“ASR”) with Citibank N.A. (“Citibank”) to repurchase approximately $100.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in February 2018, the Company paid Citibank $100.0 million in cash and received an initial delivery of approximately 1.2 million shares of our common stock based on a closing market price of $68.87, which represented, based on the closing price of our common stock on the New York Stock Exchange on February 8, 2018, approximately 80% of the notional amount of the ASR. On May 7, 2018, the ASR with Citibank was completed. Pursuant to the ASR settlement terms, Citibank delivered to us approximately 0.2 million additional shares of our common stock on May 9, 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share of $73.36.

As of May 23, 2018, the total remaining authorization outstanding for repurchases of the Company’s common stock under our share repurchase program was $160 million.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INVENTORIES
Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	March 31, 2018	April 1, 2017
Raw materials	$46,450	$52,052
Work-in-process	10,774	10,400
Finished goods	103,575	114,477
Total Inventories	$160,799	$176,929

8. PROPERTY, PLANT AND EQUIPMENT
Property and equipment consisted of the following:

(In thousands)	March 31, 2018	April 1, 2017
Land	$7,450	$7,389
Building and building improvements	114,646	109,933
Plant equipment and machinery	291,537	253,693
Office equipment and information technology	134,412	129,753
Haemonetics equipment	325,401	306,714
Total	873,446	807,482
Less: accumulated depreciation and amortization	(541,290)	(483,620)
Property, plant and equipment, net	$332,156	$323,862
During fiscal 2018, we impaired $2.2 million of property, plant and equipment as a result of our review of non-core and underperforming assets and our decision to discontinue the use of or investment in certain assets, of which $0.3 million was included within selling, general and administrative expense on the consolidated statements of income (loss) and the remaining $1.9 million was included within cost of goods sold. These impairments impacted the North America Plasma and All Other segments by $1.9 million and $0.3 million, respectively. During fiscal 2017 and 2016, we impaired $13.3 million and $9.1 million of property, plant and equipment, respectively.
Depreciation expense was $57.7 million, $66.5 million and $56.8 million in fiscal 2018, 2017 and 2016, respectively, which includes $0.3 million, $10.0 million and $0.8 million, respectively, of additional depreciation expense due to asset impairments.
9. GOODWILL AND INTANGIBLE ASSETS
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
In fiscal 2017, we early adopted ASC Update No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. Under this amendment, entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. We utilized a discounted cash flow approach in order to value our reporting units for the test, which required that we forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that was derived, in part, from comparable companies within similar industries. The discounted cash flow calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit. We believe that our procedures for estimating discounted future cash flows, including the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminal valuation, were reasonable and consistent with market conditions at the time of estimation. We corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of our reporting units to our market capitalization at the time of the test.
The results of the goodwill impairment test performed in the fourth quarter of fiscal 2018 indicated that the estimated fair value of all of our reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2018 annual test date.
During fiscal 2017, we recorded a goodwill impairment charge of $57.0 million, which represented the entire goodwill balance associated with the North America Blood Center reporting unit. There were no other reporting units at risk of impairment as of the fiscal 2017 annual test date. During fiscal 2016, we recorded a goodwill impairment charge of $66.3 million associated with the EMEA reporting unit. At the time the impairment assessment was performed, this represented the entire goodwill balance of this reporting unit. During fiscal 2017, management reorganized its operating segments such that certain components of the All Other operating segment became components of the EMEA operating segment. As a result, we transferred $20.5 million of goodwill to the EMEA operating segment, which represented the portion of the goodwill associated with these components.
The changes in the carrying amount of goodwill by operating segment for fiscal 2018 and 2017 are as follows:

(In thousands)	Japan	EMEA	North America Plasma	All Other	Total
Carrying amount as of April 2, 2016	$24,883	$—	$26,415	$216,542	$267,840
Impairment charge	—	—	—	(56,989)	(56,989)
Transfer of goodwill between segments	—	20,545	—	(20,545)	—
Currency translation	(3)	(2)	—	(5)	(10)
Carrying amount as of April 1, 2017	$24,880	$20,543	$26,415	$139,003	$210,841
Currency translation	162	134	—	258	554
Carrying amount as of March 31, 2018	$25,042	$20,677	$26,415	$139,261	$211,395
The gross carrying amount of intangible assets and the related accumulated amortization as of March 31, 2018 and April 1, 2017 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2018
Amortizable:
Patents	$9,301	$8,262	$1,039
Capitalized software	54,095	27,117	26,978
Other developed technology	117,959	80,622	37,337
Customer contracts and related relationships	197,266	127,338	69,928
Trade names	7,178	5,939	1,239
Total	$385,799	$249,278	$136,521
Non-amortizable:
In-process software development	$17,717
In-process patents	2,351
Total	$20,068

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 1, 2017
Amortizable:
Patents	$9,183	$8,043	$1,140
Capitalized software	49,948	21,563	28,385
Other developed technology	117,712	72,594	45,118
Customer contracts and related relationships	194,876	108,073	86,803
Trade names	7,017	5,499	1,518
Total	$378,736	$215,772	$162,964
Non-amortizable:
In-process software development	$12,743
In-process patents	1,833
Total	$14,576
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are 5 to 18 years. The changes to the net carrying value of our intangible assets from April 1, 2017 to March 31, 2018 reflect the impact of amortization expense, partially offset by the investment in capitalized software.
Aggregate amortization expense for amortized intangible assets for fiscal 2018, 2017 and 2016 was $31.9 million, $37.2 million and $59.3 million, respectively. During fiscal 2017 and 2016, we impaired $4.8 million and $25.8 million of intangible assets, respectively. Amortization expense for fiscal 2017 and 2016 included $4.0 million and $25.4 million, respectively, of amortization expense resulting from these intangible asset impairments. There were no intangible asset impairments during fiscal 2018.
Future annual amortization expense on intangible assets is estimated to be as follows:

(In thousands)
Fiscal 2019	$30,731
Fiscal 2020	$29,076
Fiscal 2021	$26,898
Fiscal 2022	$24,941
Fiscal 2023	$10,714
10. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS
The cost of software that is developed or obtained for internal use is accounted for pursuant to ASC Topic 350, Intangibles — Goodwill and Other. Pursuant to ASC Topic 350, we capitalize costs incurred during the application development stage of software developed for internal use and expense costs incurred during the preliminary project and the post-implementation operation stages of development. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.
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
We capitalized $9.3 million and $11.0 million in software development costs for ongoing initiatives during the fiscal years ended March 31, 2018 and April 1, 2017, respectively. At March 31, 2018 and April 1, 2017, we had a total of $71.8 million and $62.7 million of software costs capitalized, of which $17.7 million and $12.7 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. The costs capitalized for each project are included in intangible assets in the consolidated financial statements. In

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with these development activities, we capitalized interest of $0.3 million in both fiscal 2018 and 2017. We amortize capitalized costs when the products are released for sale. During fiscal 2018, $4.4 million of capitalized costs were placed into service, compared to $9.5 million of capitalized costs placed into service during fiscal 2017. Amortization of capitalized software development cost expense was $6.8 million, $9.7 million and $10.9 million for fiscal 2018, 2017 and 2016, respectively and has been included as a component of cost of goods sold within the accompanying consolidated statements of income (loss). There were no impairment charges recorded during fiscal 2018. Amortization expense in fiscal 2017 and 2016 includes $4.0 million and $6.0 million of impairment charges.
11. DERIVATIVES AND FAIR VALUE MEASUREMENTS
We manufacture, market and sell our products globally. For the fiscal year ended March 31, 2018, 39.3% of our sales were generated outside the U.S. in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.
Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize for a period of time, the impact on our financial results from changes in foreign exchange rates. We utilize foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro and to a lesser extent the Swiss Franc, Australian Dollar, Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.
Designated Foreign Currency Hedge Contracts
All of our designated foreign currency hedge contracts as of March 31, 2018 and April 1, 2017 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income (loss) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $86.0 million as of March 31, 2018 and $68.4 million as of April 1, 2017. At March 31, 2018, losses of $2.7 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of March 31, 2018 mature within twelve months.
Non-Designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $36.3 million as of March 31, 2018 and $55.4 million as of April 1, 2017.
Interest Rate Swaps
On December 21, 2012, we entered into two interest rate swap agreements (the "Swaps") on a total notional value of $250.0 million of debt. We designated the Swaps as cash flow hedges of variable interest rate risk associated with $250.0 million of indebtedness. For fiscal 2018, 2017 and 2016, we recorded nominal activity in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges. The Swaps matured on August 1, 2017.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments
The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in our consolidated statements of income (loss) and comprehensive income (loss) for the fiscal year ended March 31, 2018.

Derivative Instruments	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	Amount of Gain Excluded from Effectiveness Testing (*)	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(In thousands)
Designated foreign currency hedge contracts, net of tax	$(2,732)	$(1,299)	Net revenues, COGS and SG&A	$1,118	Other expense, net
Non-designated foreign currency hedge contracts	—	—		$(1,488)	Other expense, net
Designated interest rate swaps, net of tax	$(64)	$—	Other expense, net	$—
(*) We exclude the difference between the spot rate and hedge forward rate from our effectiveness testing.
We did not have fair value hedges or net investment hedges outstanding as of March 31, 2018 or April 1, 2017. As of March 31, 2018, no deferred tax assets were recognized for designated foreign currency hedges.
The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets:

(In thousands)	Location in Balance Sheet	March 31, 2018	April 1, 2017
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$780	$1,645
Non-designated foreign currency hedge contracts	Other current assets	324	218
Designated interest rate swaps	Other current assets	—	64
		$1,104	$1,927
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,445	$894
Non-designated foreign currency hedge contracts	Other current liabilities	$138	$72
		$1,583	$966
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

Our money market funds carried at fair value are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribed by ASC 815 because these observable inputs are available for substantially the full term of our derivative instruments.
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following:

As of March 31, 2018	Level 1	Level 2	Total
(In thousands)
Assets
Money market funds	$75,450	$—	$75,450
Designated foreign currency hedge contracts	—	780	780
Non-designated foreign currency hedge contracts	—	324	324
	$75,450	$1,104	$76,554
Liabilities
Designated foreign currency hedge contracts	$—	$1,445	$1,445
Non-designated foreign currency hedge contracts	—	138	138
	$—	$1,583	$1,583

As of April 1, 2017	Level 1	Level 2	Total
(In thousands)
Assets
Money market funds	$80,676	$—	$80,676
Designated foreign currency hedge contracts	—	1,645	1,645
Non-designated foreign currency hedge contracts	—	218	218
Designated interest rate swaps	—	64	64
	$80,676	$1,927	$82,603
Liabilities
Designated foreign currency hedge contracts	$—	$894	$894
Non-designated foreign currency hedge contracts	—	72	72
	$—	$966	$966
Other Fair Value Disclosures
The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value. Details pertaining to the Term Loan can be found in Note 12, Notes Payable and Long-Term Debt.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

(In thousands)	March 31, 2018	April 1, 2017
Term loan, net of financing fees	$253,305	$314,218
Bank loans and other borrowings	377	429
Less current portion	(194,259)	(61,022)
Long-term debt	$59,423	$253,625
We currently have a credit agreement ("Credit Agreement") with certain lenders (together, “Lenders”) that provides for a $379.4 million term loan ("Term Loan") and a $100.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). Interest is based on the Adjusted LIBOR plus a range of 1.125% to 1.500% depending on achievement of leverage ratios and customary credit terms that include financial and negative covenants. The Credit Facilities mature on July 1, 2019. At March 31, 2018, $253.7 million was outstanding under the Term Loan with an interest rate of 3.1875% and no amount was outstanding on the Revolving Credit Facility. The fair value of debt approximates its current value of approximately $253.7 million as of March 31, 2018.
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
The Credit Facilities also contain usual and customary non-financial affirmative and negative covenants that include certain restrictions with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dissolutions or liquidation, asset sales, affiliate transactions, change of our business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to important exceptions and qualifications set forth in the Credit Agreement.
Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent us from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of March 31, 2018, we were in compliance with the covenants.
Commitment Fee
Pursuant to the Credit Agreement, we are required to pay, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our Consolidated Total Leverage Ratio. The commitment fee ranges from 0.175% to 0.300%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.200%.
Debt Issuance Costs and Interest
Expenses associated with the issuance of the Term Loan were capitalized and are amortized to interest expense over the life of the term loan using the effective interest method. As of March 31, 2018, the $253.7 million term loan balance was netted down by the $0.4 million of remaining debt discount, resulting in a net note payable of $253.3 million.
Interest expense was $7.7 million, $7.9 million and $8.5 million for fiscal 2018, 2017 and 2016, respectively. Accrued interest associated with our outstanding debt is included as a component of other current liabilities in the accompanying consolidated balance sheets. As of both March 31, 2018 and April 1, 2017, we had an insignificant amount of accrued interest associated with our outstanding debt.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amount of debt maturing during the next five fiscal years and thereafter are as follows:

Fiscal year (In thousands)
2019	$194,617
2020	59,412
2021	55
2022	14
2023	5
Thereafter	2
13. PRODUCT WARRANTIES
We generally provide a warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and we periodically assess the adequacy of our warranty accrual and make adjustments as necessary.

(In thousands)	March 31, 2018	April 1, 2017
Warranty accrual as of the beginning of the year	$176	$420
Warranty provision	1,082	400
Warranty spending	(942)	(644)
Warranty accrual as of the end of the year	$316	$176
14. RETIREMENT PLANS
Defined Contribution Plans
We have a Savings Plus Plan (the "401k Plan") that is a 401(k) plan that allows our U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. Our matching contributions amounted to approximately $5.5 million, $5.1 million and $5.4 million in fiscal 2018, 2017 and 2016, respectively. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2018, 2017, or 2016.
Some of our subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.7 million in fiscal 2018 and $0.8 million in both fiscal 2017 and 2016.
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
Benefits under these plans are generally based on either career average or final average salaries and creditable years of service as defined in the plans. The annual cost for these plans is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates that are subject to change.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of the our foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2018	2017	2016
Service cost	$2,651	$3,404	$3,560
Interest cost on benefit obligation	293	287	371
Expected return on plan assets	(215)	(308)	(330)
Actuarial loss	186	532	598
Amortization of unrecognized prior service cost	(121)	(119)	(38)
Amortization of unrecognized transition obligation	—	37	42
Plan settlements and curtailments	(445)	289	—
Totals	$2,349	$4,122	$4,203

The activity under those defined benefit plans are as follows:

(In thousands)	March 31, 2018	April 1, 2017
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(31,345)	$(37,919)
Service cost	(2,651)	(3,404)
Interest cost	(293)	(287)
Benefits paid	518	1,291
Actuarial gain	2,381	4,615
Employee and plan participants contribution	(3,441)	(2,463)
Plan settlements and curtailments	5,064	6,960
Foreign currency changes	(709)	(138)
Benefit obligation, end of year	$(30,476)	$(31,345)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$17,285	$19,852
Company contributions	1,542	1,788
Benefits paid	(434)	(1,192)
(Loss) gain on plan assets	(200)	414
Employee and plan participants contributions	3,490	2,424
Plan settlements	(4,531)	(6,850)
Foreign currency changes	(830)	849
Fair value of plan assets, end of year	$16,322	$17,285
Funded Status*	$(14,154)	$(14,060)
Unrecognized net actuarial loss	2,187	4,319
Unrecognized prior service cost	(698)	(1,019)
Net amount recognized	$(12,665)	$(10,760)
* Substantially all of the unfunded status is non-current
One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly that plan has no assets included in the information presented above. The total liability for this plan was $9.9 million and $8.8 million as of March 31, 2018 and April 1, 2017, respectively, and the total asset value associated with the reinsurance contracts was $6.5 million and $5.4 million at March 31, 2018 and April 1, 2017, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all plans was $29.6 million and $28.7 million for the fiscal year ended March 31, 2018 and April 1, 2017, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of March 31, 2018 and April 1, 2017.
The components of the change recorded in our accumulated other comprehensive loss related to our defined benefit plans, net of tax, are as follows (in thousands):

Balance, March 28, 2015	$(8,923)
Obligation at transition	33
Actuarial loss	681
Prior service cost	717
Balance as of April 2, 2016	$(7,492)
Obligation at transition	32
Actuarial loss	5,126
Prior service cost	62
Balance as of April 1, 2017	$(2,272)
Actuarial loss	1,922
Prior service cost	(125)
Plan settlements and curtailments	152
Balance as of March 31, 2018	$(323)
We expect to amortize $0.2 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2019.
The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2018	2017	2016
Discount rate	1.07%	0.76%	0.72%
Rate of increased salary levels	1.73%	1.43%	1.58%
Expected long-term rate of return on assets	0.90%	1.10%	1.20%
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
ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of our defined benefit pension plan at fair value as of March 31, 2018. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 11, Derivatives and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.
Expected benefit payments for both plans are estimated using the same assumptions used in determining the company’s benefit obligation at March 31, 2018. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments are as follows:

(In thousands)
Fiscal 2019	$2,770
Fiscal 2020	1,351
Fiscal 2021	1,364
Fiscal 2022	1,529
Fiscal 2023	1,441
Fiscal 2024-2027	6,421
$14,876
The Company's contributions for fiscal 2019 are expected to be consistent with the current year.

15. COMMITMENTS AND CONTINGENCIES
We lease facilities and certain equipment under operating leases expiring at various dates through fiscal 2028. Facility leases require us to pay certain insurance expenses, maintenance costs and real estate taxes.
Approximate future basic rental commitments under operating leases as of March 31, 2018 are as follows:

Fiscal Year
(In thousands)
2019	$3,905
2020	3,230
2021	3,015
2022	2,599
2023	2,338
Thereafter	5,196
$20,283
Rent expense in fiscal 2018, 2017 and 2016 was $6.4 million, $6.2 million and $6.8 million, respectively. Some of the Company's operating leases include renewal provisions, escalation clauses and options to purchase the facilities that we lease.
The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. We believe that except for those matters described below, there are no other proceedings or claims pending against us the ultimate resolution of which could have a material adverse effect on our financial condition or results of operations. At each reporting period, management evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies, for all matters. Legal costs are expensed as incurred.
Italian Employment Litigation
Our Italian manufacturing subsidiary is party to several actions initiated by former employees of our facility in Ascoli-Piceno, Italy. We ceased operations at the facility in fiscal 2014 and sold the property in fiscal 2017. These include actions claiming (i) working conditions and minimum salaries should have been established by either a different classification under their national collective bargaining agreement or a different agreement altogether, (ii) certain solidarity agreements, which are arrangements between the Company, employees and the government to continue full pay and benefits for employees who would otherwise be terminated in times of low demand, are void and (iii) rights to payment of the extra time used for changing into and out of the working clothes at the beginning and end of each shift.
In addition, a union represented in the Ascoli plant filed an action claiming that the Company discriminated against it in favor of three other represented unions by (i) interfering with an employee referendum, (ii) interfering with an employee petition to recall union representatives from office and (iii) excluding the union from certain meetings.
Finally, we have been added as defendants on claims filed against Pall Corporation prior to our acquisition of the plant in August 2012. These claims relate to agreements to "freeze" benefit allowances for a certain period in exchange for Pall's commitments on hiring and plant investment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of damages claimed by the plaintiffs in these matters was approximately $4.8 million. During fiscal 2017, we recorded $0.4 million of charges associated with these claims. During fiscal 2018, we recorded an additional $0.7 million of charges upon entering into a settlement agreement. Substantially all of these claims have been paid. As of March 31, 2018, we have a remaining liability of $0.3 million that is expected to be paid during the first quarter of fiscal 2019.
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

H2Equity’s July 2016 arbitration claim alleged, in part, that we owed H2Equity $3 million for the receipt of the 24-Hour Approval despite the use of a Haemonetics filter to obtain the approval and that we have failed to make commercially reasonable efforts to market and sell products incorporating SOLX. In January 2018, we entered into a settlement agreement with H2Equity that, together with corresponding settlement documents, provides for a release of H2Equity’s claims against the Company in exchange for the payment of $0.4 million and transfer of SOLX-related intellectual property to H2Equity, along with the parties entry into a supply agreement providing for our supply to H2Equity of Haemonetics filters as used in the 24-Hour Approval. As of March 31, 2018, we did not have any remaining liability associated with this claim.
Product Recall
In June 2016, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. During fiscal 2017, we recorded $3.7 million of charges associated with customer returns and inventory reserves and $3.4 million of charges associated with customer claims. We had an enforceable insurance policy in place that provided coverage for a portion of the customer claims and as a result, we recorded $2.9 million of insurance receivables during fiscal 2017.

During fiscal 2018, we entered into a settlement agreement with a group of customers responsible for substantially all of the total outstanding claims against us and as a result, we recorded an additional $5.1 million of charges. These charges were partially offset by an additional $2.1 million of insurance receivables also recorded during fiscal 2018.

As of March 31, 2018, we had recorded a cumulative total of $7.2 million of net charges associated with this recall, which consisted of $3.7 million of charges associated with customer returns and inventory reserves and $8.5 million of other customer claims, partially offset by $5.0 million of insurance proceeds. Substantially all of these claims have been paid as of March 31, 2018.
Other Matters

In February 2017, we informed a customer of our intent to exit an existing contract. The customer made a demand for $4.6 million, which consisted of $2.8 million in damages for non-performance under the contract and $1.8 million for the refund of two upfront payments that the customer had previously paid to us in connection with the development of a project. During fiscal 2018, we refunded the $1.8 million of upfront payments and entered into a settlement agreement under which we have paid $2.3 million in connection with this matter.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. CAPITAL STOCK
Stock Plans
The 2005 Long-Term Incentive Compensation Plan (the “2005 Incentive Compensation Plan”) permits the award of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of five independent members of our Board of Directors.
The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 19,824,920. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one share for every one share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 3.02 shares for every one share granted. The total shares available for future grant as of March 31, 2018 were 4,534,161.
Stock-Based Compensation
Compensation cost related to stock-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of stock-based compensation expense, which is recorded on a straight line basis, was as follows:

(In thousands)	2018	2017	2016
Selling, general and administrative expenses	$9,960	$6,894	$5,183
Research and development	2,114	1,549	1,060
Cost of goods sold	951	707	706
	$13,025	$9,150	$6,949
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
A summary of stock option activity for the fiscal year ended March 31, 2018 is as follows:

	Options Outstanding (shares)	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at April 1, 2017	2,038,795	$35.51	3.88	$10,963
Granted	368,507	41.96
Exercised	(1,027,727)	36.64
Forfeited/Canceled	(182,137)	34.51
Outstanding at March 31, 2018	1,197,438	$36.68	4.71	$43,685

Exercisable at March 31, 2018	429,084	$36.24	2.92	$15,843

Vested or expected to vest at March 31, 2018	1,066,789	$36.55	4.57	$39,051
The total intrinsic value of options exercised was $15.4 million, $8.3 million and $4.5 million during fiscal 2018, 2017 and 2016, respectively.
As of March 31, 2018, there was $5.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.71 years.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value was estimated using the Black-Scholes option-pricing model based on the average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of our common stock over the expected term of the option. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.
The assumptions utilized for option grants during the periods presented are as follows:

	2018	2017	2016
Volatility	24.2%	24.0%	22.8%
Expected life (years)	4.8	4.9	4.9
Risk-free interest rate	1.7%	1.2%	1.4%
Dividend yield	0.0%	0.0%	0.0%
Fair value per option	$10.25	$7.61	$7.40
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
A summary of RSU activity for the fiscal year ended March 31, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 1, 2017	341,641	$33.16
Granted	269,905	41.87
Vested	(133,906)	33.03
Forfeited	(59,926)	34.58
Unvested at March 31, 2018	417,714	$38.95

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested were as follows:

	2018	2017	2016
Grant-date fair value per RSU	$41.87	$32.61	$33.19
Fair value of RSUs vested	$33.03	$34.98	$36.07
As of March 31, 2018, there was $12.2 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.5 years.
Performance Stock Units
The grant date fair value of Performance Stock Units ("PSUs"), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on relative shareholder return which equals total shareholder return for the Company as compared to total shareholder return of the PSU comparison group, measured over a three year performance period. Depending on the Company's relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. As a result, we may issue up to 751,789 shares related to these awards. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the Company's comparison group.
PSUs granted in fiscal 2016 have a comparison group consisting of the Standard and Poor's ("S&P") Health Care Equipment Index, while PSUs granted in fiscal 2018 and 2017 have a comparison group consisting of the S&P Small Cap 600 and the S&P Mid Cap 400 indices.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to these relative shareholder return PSUs, the Company's Chief Executive Officer received a PSU grant during both fiscal 2018 and 2017 with performance conditions based on the financial results of the Company and other internal metrics.
A summary of PSU activity for the fiscal year ended March 31, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 1, 2017	284,625	$33.66
Granted	179,616	46.49
Vested	(13,212)	35.09
Forfeited	(62,922)	33.16
Unvested at March 31, 2018	388,107	$39.63
The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each year were as follows:

	2018	2017	2016
Expected stock price volatility	26.11%	26.39%	22.27%
Peer group stock price volatility	34.13%	33.86%	31.95%
Correlation of returns	49.51%	51.17%	26.27%
The weighted-average grant-date fair value of PSUs granted was $46.49, $34.07 and $29.20 in fiscal 2018, 2017 and 2016 respectively.
As of March 31, 2018, there was $9.7 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.9 years.
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
The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2018	2017	2016
Volatility	22.6%	31.3%	21.1%
Expected life (months)	6	6	6
Risk-free interest rate	1.2%	0.5%	0.2%
Dividend Yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $9.66, $7.79 and $7.80 during fiscal 2018, 2017 and 2016, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SEGMENT AND ENTERPRISE-WIDE INFORMATION
We determine our reportable segments by first identifying our operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Our operating segments are based primarily on geography. North America Plasma is a separate operating segment with dedicated segment management due the size and scale of the Plasma business unit. We aggregate components within an operating segment that have similar economic characteristics.
The Company’s reportable segments are as follows:

•	Japan

•	EMEA

•	North America Plasma

•	All Other
The Company has aggregated the Americas Blood Center and Hospital and Asia - Pacific operating segments into the All Other reportable segment based upon their similar operational and economic characteristics, including similarity of operating margin.
Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, asset impairments and legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.
During the first quarter of fiscal 2018, management changed the cost reporting structure such that a portion of corporate expenses were reclassified into the operating segments. Accordingly, the prior year numbers have been updated to reflect this reclassification.
Selected information by business segment is presented below:

(In thousands)	2018	2017	2016
Net revenues
Japan	$68,172	$74,695	$84,270
EMEA	183,301	198,396	204,192
North America Plasma	333,831	309,718	279,803
All Other	324,013	316,771	342,249
Net revenues before foreign exchange impact	909,317	899,580	910,515
Effect of exchange rates	(5,394)	(13,464)	(1,683)
Net revenues	$903,923	$886,116	$908,832

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2018	2017	2016
Segment operating income
Japan	$37,243	$39,892	$43,619
EMEA	62,696	65,689	63,665
North America Plasma	119,003	98,254	109,220
All Other	128,945	127,834	127,493
Segment operating income	347,887	331,669	343,997
Corporate operating expenses	(220,699)	(211,481)	(227,839)
Effect of exchange rates	4,059	(4,772)	3,546
Restructuring and turnaround costs	(44,125)	(34,337)	(42,185)
Deal amortization	(26,013)	(27,107)	(28,958)
Impairment of assets	(1,941)	(73,353)	(97,230)
Legal charges(1)	(3,011)	—	—
Contingent consideration income	—	—	4,727
Operating income (loss)	$56,157	$(19,381)	$(43,942)
(1) Reflects net impact of settlement charges associated with the fiscal 2017 voluntary whole blood collection kits recall.

(In thousands)	2018	2017	2016
Depreciation and amortization
Japan	$486	$827	$774
EMEA	4,464	4,255	5,146
North America Plasma	16,060	13,022	12,944
All Other	68,237	71,629	71,047
Total depreciation and amortization (excluding impairment charges)	$89,247	$89,733	$89,911

(In thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Long-lived assets(2)
Japan	$26,640	$21,412	$33,159
EMEA	74,783	63,854	63,861
North America Plasma	91,815	142,164	116,001
All Other	138,918	96,432	124,613
Total long-lived assets	$332,156	$323,862	$337,634
(2) Long-lived assets are comprised of property, plant and equipment.
Selected information by principle operating regions is presented below:

(Dollars in thousands)	2018	2017	2016
Net Revenues
United States	$548,731	$522,686	$519,440
Japan	67,319	79,266	81,411
Europe	164,226	166,007	187,725
Asia	115,127	109,858	111,758
Other	8,520	8,299	8,498
Net revenues	$903,923	$886,116	$908,832

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)	March 31, 2018	April 1, 2017	April 2, 2016
Long-lived assets(2)
United States	$236,603	$241,610	$231,744
Japan	1,511	1,691	2,022
Europe	13,696	12,952	18,672
Asia	36,431	34,174	40,235
Other	43,915	33,435	44,961
Total long-lived assets	$332,156	$323,862	$337,634
(2) Long-lived assets are comprised of property, plant and equipment.
Our products are organized into four categories for purposes of evaluating their growth potential: Plasma, Blood Center, Cell Processing and Hemostasis Management. Management reviews revenue trends based on these business units, however, no other financial information is currently available on this basis.
Net revenues by business unit are as follows:

(Dollars in thousands)	2018	2017	2016
Plasma	435,956	410,727	381,776
Blood Center	284,902	303,890	355,108
Cell Processing	107,562	105,376	112,483
Hemostasis Management	75,503	66,123	59,465
Net revenues	$903,923	$886,116	$908,832

18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended March 31, 2018 and April 1, 2017:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total
Balance, April 2, 2016	$(22,499)	$(7,492)	$(5,049)	$(35,040)
Other comprehensive (loss) income before reclassifications	(7,336)	4,851	(364)	(2,849)
Amounts reclassified from accumulated other comprehensive loss(1)	—	369	4,647	5,016
Net current period other comprehensive (loss) income	(7,336)	5,220	4,283	2,167
Balance, April 1, 2017	$(29,835)	$(2,272)	$(766)	$(32,873)
Other comprehensive income (loss) before reclassifications	13,430	2,394	(2,796)	13,028
Amounts reclassified from accumulated other comprehensive loss(1)	—	(445)	1,299	854
Net current period other comprehensive income (loss)	13,430	1,949	(1,497)	13,882
Balance, March 31, 2018	$(16,405)	$(323)	$(2,263)	$(18,991)

(1) Presented net of income taxes, the amounts of which are insignificant.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)	Three months ended
Fiscal 2018	July 1, 2017	September 30, 2017	December 30, 2017	March 31, 2018
Net revenues	$210,951	$225,377	$234,043	$233,552
Gross profit	$91,665	$104,562	$111,295	$104,386
Operating income	$16,611	$24,258	$1,013	$14,275
Net income (loss)	$20,137	$20,102	$(6,547)	$11,880
Per share data:
Net income (loss):
Basic	$0.38	$0.38	$(0.12)	$0.22
Diluted	$0.38	$0.38	$(0.12)	$0.22

(In thousands, except per share data)	Three months ended
Fiscal 2017	July 2, 2016	October 1, 2016	December 31, 2016	April 1, 2017
Net revenues	$209,956	$220,253	$227,841	$228,066
Gross profit	$91,056	$104,248	$101,079	$82,111
Operating (loss) income	$(7,881)	$24,794	$21,212	$(57,506)
Net (loss) income	$(10,346)	$19,825	$15,393	$(51,140)
Per share data:
Net (loss) income:
Basic	$(0.20)	$0.39	$0.30	$(0.98)
Diluted	$(0.20)	$0.38	$0.30	$(0.98)

The operating results for the third and fourth quarters of fiscal 2018 and the fourth quarter of fiscal 2017 include certain misstatements that were determined to be immaterial both individually and in the aggregate. The misstatement in the fourth quarter of fiscal 2018 was primarily driven by an over accrual of certain professional fees in the third quarter of fiscal 2018. The misstatement in the fourth quarter of fiscal 2017 was primarily driven by the correction of an error in capitalized manufacturing variances, which resulted in an overstatement of net loss in the fourth quarter of fiscal 2017.

Below is a summary of the net overstatement/(understatement) of the Company’s reported operating income and net income for the third and fourth quarters of fiscal 2018 and the fourth quarter of fiscal 2017. In the fourth quarter of fiscal 2017 the Company reported both an operating loss and a net loss. For this period, an understatement of income means that the reported loss was too high, while an overstatement of income means that the reported loss was too low.

(In thousands)	Overstatement/(Understatement)
Three Months Ended	Operating (Loss) Income	Net (Loss) Income
March 31, 2018	(2,014)	(1,786)
December 30, 2017	1,589	1,239
April 1, 2017	(3,720)	(4,032)

20. SUBSEQUENT EVENT
As part of our acquisition of the whole blood business from Pall Corporation (“Pall”) in fiscal 2012, Pall agreed to manufacture and install in one of our facilities a filter media manufacturing line (the “HDC line”) for which we agreed to pay Pall approximately $15.0 million (plus pre-approved overages). Pall also agreed to supply media to us for use in leukoreduction filters until such time as we accepted the HDC line.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 21, 2018, we entered into a long-term supply agreement with Pall under which Pall will continue to supply media to us for use in leukoreduction filters. As a condition of the supply agreement, we agreed to accept the HDC line from Pall and will make a final payment of $9.0 million to Pall for the HDC line during May 2018.
As a result of the decision to continue to source media for our leukoreduction filters from Pall rather than producing them internally, we do not expect to utilize the HDC line for future production and expect that the asset’s future cash flows will not be sufficient to recover its carrying value of $12.5 million. Accordingly, during the first quarter of fiscal 2019 we recorded $21.5 million of total charges associated with this transaction, consisting of a $12.5 million impairment charge for the HDC line and a $9.0 million charge for the final payment to Pall.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2018. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company's management believes that its internal controls over financial reporting were effective as of March 31, 2018.
Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.
Changes in Internal Controls
As disclosed in our 2017 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for each of the first three quarters of fiscal 2018, we reported a material weakness in our internal control over financial reporting related to the accounting for inventory. Specifically, we identified a deficiency in the internal controls executed to appropriately account for manufacturing variances in inventory on our consolidated balance sheet and cost of goods sold on our consolidated statements of operations. Management determined that its accounting process for amortizing manufacturing variances to cost of goods sold lacked adequate levels of monitoring and review to appropriately identify and correct errors in the calculation in a timely manner.

As of March 31, 2018, we have remediated the previously reported material weakness in our internal control over financial reporting related to accounting for inventory by implementing the following changes:

•	We increased oversight by our management in the calculation and reporting of certain inventory balances;

•	We enhanced policies and procedures relating to account reconciliation and analysis;

•	We strengthened communication and information flows between the inventory operations department and the corporate controller's group.

We have evaluated and tested the effectiveness of our controls as of March 31, 2018 and determined that our previously reported material weakness in the accounting for inventory has been remediated. Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on Internal Control over Financial Reporting

We have audited Haemonetics Corporation and subsidiaries' internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated May 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP
Boston, Massachusetts
May 23, 2018

ITEM 9B. OTHER INFORMATION
Long-Term Supply Agreement
As part of our acquisition of the whole blood business from Pall Corporation (“Pall”) in fiscal 2012, Pall agreed to manufacture and install in one of our facilities a filter media manufacturing line (the “HDC line”) for which we agreed to pay Pall approximately $15.0 million (plus pre-approved overages). Pall also agreed to supply media to us for use in leukoreduction filters until such time as we accepted the HDC line.
On May 21, 2018, we entered into a long-term supply agreement with Pall under which Pall will continue to supply media to us for use in leukoreduction filters. As a condition of the supply agreement, we agreed to accept the HDC line from Pall and will make a final payment of $9.0 million to Pall for the HDC line during May 2018.
As a result of the decision to continue to source media for our leukoreduction filters from Pall rather than producing them internally, we do not expect to utilize the HDC line for future production and expect that the asset’s future cash flows will not be sufficient to recover its carrying value of $12.5 million. Accordingly, during the first quarter of fiscal 2019 we recorded $21.5 million of total charges associated with this transaction, consisting of a $12.5 million impairment charge for the HDC line and a $9.0 million charge for the final payment to Pall.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Conduct located on the Company’s website www.haemonetics.com, under the “About Haemonetics” menu, under the “Investor Relations Home” caption and under the “Corporate Governance” sub-caption. A copy of the Code of Conduct will be provided free of charge by making a written request and mailing it to our corporate headquarters offices to the attention to our Investor Relations Department. Any amendments to, or waivers from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer or senior financial officers will be disclosed on the Company’s website promptly following the date of such amendment or waiver.
The additional information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPEDENCE
The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

3B*	By-Laws of the Company, as amended through January 21, 2015 (filed as Exhibit 99.1 to the Company's Form 8-K dated January 27, 2015 and incorporated herein by reference).

2. Instruments Defining the Rights of Security Holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).

3. Material Contracts
10A*
Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10-K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).

10B*
First Amendment to lease dated July 17, 1990, made as of April 30, 1991 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference).

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

10J
Ninth Amendment to lease dated July 17, 1990, made as of March 12, 2014 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania filed herewith as Exhibit 10J to the Company's Form 10-K, for the year ended March 31, 2018.

10K
Tenth Amendment to lease dated July 17, 1990, made as of May 31, 2017 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania filed herewith as Exhibit 10K to the Company's Form 10-K, for the year ended March 31, 2018.

10L
Eleventh Amendment to lease dated July 17, 1990, made as of March 2, 2018 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania and filed herewith as Exhibit 10L to the Company's Form 10-K, for the year ended March 31, 2018.

10M*
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

10R
Amendment to Lease dated February 21, 2000 made as of January 1, 2018 between MEGA2013, S.A.P.I. de CV (as successor in interest to ABBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico.

10S*
Lease Agreement effective December 3, 2007 between Mrs. Blanca Estela Colunga Santelices, by her own right, and Pall Life Sciences Mexico, S.de R.L. de C.V. for the property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10W to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

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

10U
Amendment to Lease Agreement effective December 3, 2007, made in 2017 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V. (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico.

10V*
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

10X*
Lease dated September 19, 2013 between the Penang Development Corporation and Haemonetics Malaysia Sdn Bhd of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company's 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).

10Y*†
Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011, November 30, 2012, July 24, 2013, January 21, 2014, and July 23, 2014 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 25, 2014 and incorporated herein by reference).

10Z*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10AA*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long-Term Incentive Compensation Plan for Employees. (filed as Exhibit 10S to the Company's Form 10-K for the fiscal year ended March 30, 2010 and incorporated herein by reference).

10AB*†
Form of Restricted Stock Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10U to the Company's Form 10-K for the year ended April 3, 2010 and incorporated herein by reference).

10AC*†
Amended and Restated 2007 Employee Stock Purchase Plan (as amended and restated on July 21, 2016 incorporated as Exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended July 2, 2016 and incorporated herein by reference).

10AD*†
Amended and Restated Non-Qualified Deferred Compensation Plan as amended and restated on July 24, 2013 (filed as Exhibit 10.2 to the Company's Form 8-K dated July 26, 2013 and incorporated herein by reference).

10AE*†	Employment Agreement effective as of May 16, 2016 between the Company and Christopher Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference).
10AF*†
Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.4 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference).

10AG*†
Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.5 to the Company’s Form 8-K dated 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference).

10AH*†
Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

10AI*†
Form of Change in Control Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

10AJ*†
Haemonetics Corporation Worldwide Executive Bonus Plan with an Effective Date of April 3, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 2, 2016 and incorporated herein by reference).

10AK*†
Amended and Restated Performance Share Unit Agreement between Haemonetics Corporation and Christopher Simon dated June 6, 2017, amending and restating Performance Share Unit Agreement dated June 29, 2016 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 1, 2017 and incorporated herein by reference).

10AL*†
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (Internal Financial Metrics, adopted fiscal 2018) (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 1, 2017 and incorporated herein by reference).

10AM*†
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2015) (filed as Exhibit 10AP to the Company’s Form 10-K for the fiscal year ended March 28, 2015 and incorporated herein by reference).

10AN†
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2017) and filed herewith as Exhibit 10AN to the Company's Form 10-K, for the year ended March 31, 2018.

10AO†
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2018) and filed herewith as Exhibit 10AO to the Company's Form 10-K, for the year ended March 31, 2018.

10AP*†
Agreement and General Release between Haemonetics Corporation and Byron Selman dated May 1, 2017 (filed as Exhibit 10AH to the Company’s Form 10-K for the fiscal year ended April 1, 2017 and incorporated herein by reference).

10AQ*
Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and Pall Corporation (filed as Exhibit 10Z to the Company's Form 10-K for the fiscal year ended March 31, 2012 and incorporated herein by reference).

10AR*†
Second Amended and Restated License Agreement by and among Cora Healthcare, Inc., CoraMed Technologies, LLC, and Haemonetics Corporation dated August 14, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 1, 2017 and incorporated herein by reference).

10AS*
Credit Agreement dated as of June 30, 2014 among Haemonetics Corporation and the Lenders listed therein and JPMorgan Chase Bank, N.A. as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 7, 2014 and incorporated herein by reference).

4. Subsidiaries Certifications and Consents
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

101ˆ
The following materials from Haemonetics Corporation on Form 10-K for the year ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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
Christopher Simon
President, Director and Chief Executive Officer
Date : May 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Simon	President, Director and Chief Executive Officer	May 23, 2018
Christopher Simon	(Principal Executive Officer)

/s/ William Burke	Executive Vice President, Chief Financial Officer	May 23, 2018
William Burke	(Principal Financial Officer)

/s/ Dan Goldstein	Vice President, Corporate Controller	May 23, 2018
Dan Goldstein	(Principal Accounting Officer)

/s/ Robert Abernathy	Director	May 23, 2018
Robert Abernathy

/s/ Catherine Burzik	Director	May 23, 2018
Catherine Burzik

/s/ Charles Dockendorff	Director	May 23, 2018
Charles Dockendorff

/s/ Susan Bartlett Foote	Director	May 23, 2018
Susan Bartlett Foote

/s/ Ronald Gelbman	Director	May 23, 2018
Ronald Gelbman

/s/ Pedro Granadillo	Director	May 23, 2018
Pedro Granadillo

/s/ Mark Kroll	Director	May 23, 2018
Mark Kroll

/s/ Richard Meelia	Director	May 23, 2018
Richard Meelia

/s/ Ellen Zane	Director	May 23, 2018
Ellen Zane

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Fiscal Year
For Year Ended March 31, 2018
Allowance for Doubtful Accounts	$2,184	$208	$281	$2,111
For Year Ended April 1, 2017
Allowance for Doubtful Accounts	$2,253	$103	$172	$2,184
For Year Ended April 2, 2016
Allowance for Doubtful Accounts	$1,749	$728	$(224)	$2,253