Form 10-Q
period 2018-06-30
HAEMONETICS CORP
filed 2018-08-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: June 30, 2018
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
The number of shares of $0.01 par value common stock outstanding as of August 3, 2018: 51,691,865

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended
	June 30, 2018	July 1, 2017
Net revenues	$229,347	$210,951
Cost of goods sold	146,103	119,286
Gross profit	83,244	91,665
Operating expenses:
Research and development	9,406	8,193
Selling, general and administrative	68,545	66,861
Total operating expenses	77,951	75,054
Operating income	5,293	16,611
Gain on divestiture	—	8,000
Interest and other expense, net	(1,978)	(1,359)
Income before provision for income taxes	3,315	23,252
Provision for income taxes	6,134	3,115
Net (loss) income	$(2,819)	$20,137

Net (loss) income per share - basic	$(0.05)	$0.38
Net (loss) income per share - diluted	$(0.05)	$0.38

Weighted average shares outstanding
Basic	52,119	52,443
Diluted	52,119	52,811

Comprehensive (loss) income	(7,538)	23,766
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,106	$180,169
Accounts receivable, less allowance of $2,327 at June 30, 2018 and $2,111 at March 31, 2018	151,336	151,226
Inventories, net	175,329	160,799
Prepaid expenses and other current assets	32,246	28,983
Total current assets	551,017	521,177
Property, plant and equipment, net	315,873	332,156
Intangible assets, less accumulated amortization of $256,675 at June 30, 2018 and $249,278 at March 31, 2018	148,730	156,589
Goodwill	210,903	211,395
Deferred tax asset	3,774	3,961
Other long-term assets	10,871	12,061
Total assets	$1,241,168	$1,237,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17,043	$194,259
Accounts payable	65,393	55,265
Accrued payroll and related costs	45,828	69,519
Other liabilities	65,731	65,660
Total current liabilities	193,995	384,703
Long-term debt, net of current maturities	330,838	59,423
Deferred tax liability	10,606	6,526
Other long-term liabilities	31,670	34,258
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,641,159 shares at June 30, 2018 and 52,342,965 shares at March 31, 2018	516	523
Additional paid-in capital	507,394	503,955
Retained earnings	189,859	266,942
Accumulated other comprehensive loss	(23,710)	(18,991)
Total stockholders’ equity	674,059	752,429
Total liabilities and stockholders’ equity	$1,241,168	$1,237,339

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities:
Net (loss) income	$(2,819)	$20,137
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	26,415	21,789
Gain on divestiture	—	(8,000)
Stock-based compensation expense	3,379	1,343
Impairment of assets	21,170	—
Provision for losses on accounts receivable and inventory	(352)	928
Other non-cash operating activities	19	658
Change in operating assets and liabilities:
Change in accounts receivable	(1,577)	2,203
Change in inventories	(15,058)	1,417
Change in prepaid income taxes	72	817
Change in other assets and other liabilities	(1,214)	8,998
Change in accounts payable and accrued expenses	(6,913)	(11,865)
Net cash provided by operating activities	23,122	38,425
Cash Flows from Investing Activities:
Capital expenditures	(27,514)	(13,721)
Proceeds from divestiture	—	9,000
Proceeds from sale of property, plant and equipment	250	981
Net cash used in investing activities	(27,264)	(3,740)
Cash Flows from Financing Activities:
Term loan borrowings	347,780	—
Repayment of term loan borrowings	(253,728)	(11,856)
Proceeds from employee stock purchase plan	1,780	1,622
Proceeds from exercise of stock options	2,831	6,430
Share repurchases	(80,000)	—
Net increase in short-term loans	—	255
Net cash provided by (used in) financing activities	18,663	(3,549)
Effect of exchange rates on cash and cash equivalents	(2,584)	1,039
Net Change in Cash and Cash Equivalents	11,937	32,175
Cash and Cash Equivalents at Beginning of Period	180,169	139,564
Cash and Cash Equivalents at End of Period	$192,106	$171,739
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,361	$1,825
Income taxes paid	$1,817	$2,151
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$1,799	$1,338

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2019 or any other interim period. We have assessed our ability to continue as a going concern. As of June 30, 2018, we have concluded that substantial doubt about our ability to continue as a going concern does not exist. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended March 31, 2018.

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 5, Earnings Per Share, for information pertaining to the completion of an accelerated share repurchase that occurred after the balance sheet date but prior to the issuance of the financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASC Update No. 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
We adopted Topic 606 on April 1, 2018, using the modified retrospective method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to opening retained earnings of $1.5 million upon adoption of Topic 606 in April 2018, primarily related to deferred revenue associated with software contracts. Software revenue accounts for approximately 8.1% and 7.5% of our total revenue for the three months ended June 30, 2018 and three months ended July 1, 2017, respectively. The new standard has been applied only to those contracts that were not completed as of March 31, 2018. The impact of adopting ASU 2014-09 was not significant to individual financial statement line items in the consolidated balance sheet and consolidated statement of (loss) income and comprehensive (loss) income.

Other Recent Accounting Pronouncements

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. We adopted ASC Update No. 2016-16 during the first quarter of fiscal 2019. The adoption of ASC Update No. 2016-16 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. We adopted ASC Update No. 2016-15 during the first quarter of fiscal 2019. The adoption of ASC Update No. 2016-15 did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASC Update No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. We adopted ASC Update No. 2017-09 during the first quarter of fiscal 2019. The adoption of ASC Update No. 2017-09 did not have a material impact on our consolidated financial statements.

3. RESTRUCTURING

On an ongoing basis, we review the global economy, the healthcare industry, and the markets in which we compete to identify opportunities for efficiencies, enhance commercial capabilities, align our resources and offer our customers better solutions. In order to realize these opportunities, we undertake restructuring-type activities to transform our business.
During fiscal 2018, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During the three months ended June 30, 2018, we incurred $3.4 million of restructuring and turnaround costs under this program. Total cumulative charges under this program are $40.0 million.

During fiscal 2017, we launched a restructuring program (the "2017 Program") designed to reposition our organization and improve our cost structure. During the three months ended June 30, 2018, there were nominal restructuring and turnaround charges recorded under this program. During the three months ended July 1, 2017, we incurred $2.5 million of restructuring and turnaround charges under this program. The 2017 Program is substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2018 Program and the 2017 Program for the three months ended June 30, 2018, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2018 Program	2017 Program	Total
Balance at March 31, 2018	$27,129	$1,406	$28,535
Costs incurred, net of reversals	(268)	(24)	(292)
Payments	(6,947)	(903)	(7,850)
Non-cash adjustments	(137)	—	(137)
Balance at June 30, 2018	$19,777	$479	$20,256

The substantial majority of restructuring costs during the three months ended June 30, 2018 and the three months ended July 1, 2017 have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of (loss) income. As of June 30, 2018, we had a restructuring liability of $20.3 million, of which $18.1 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, during the three months ended June 30, 2018, we also incurred costs of $3.6 million that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, which we refer to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of (loss) income, consist primarily of expenditures directly related to our restructuring actions and include program management, costs associated with the implementation of outsourcing initiatives and recent accounting standards.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Japan	$11	$109
EMEA	124	10
North America Plasma	(40)	—
All Other	(387)	937
Total	$(292)	$1,056

Turnaround costs	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Japan	$—	$—
EMEA	28	6
North America Plasma	10	152
All Other	3,603	1,269
Total	$3,641	$1,427

Total restructuring and turnaround costs	$3,349	$2,483

4. INCOME TAXES

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory rate. Our reported tax rate of 185% for the three months ended June 30, 2018 is higher than the U.S. statutory tax rate primarily as a result of asset impairment expense of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against our deferred tax assets in the impacted jurisdiction, refer to Note 8, Property, Plant and Equipment for additional details. Our effective tax rate was also negatively impacted by the U.S. tax reform provisions related to Global Intangible Low Taxed Income that became effective in fiscal 2019.

During the three months ended June 30, 2018 and July 1, 2017, we reported an income tax provision of $6.1 million and $3.1 million, respectively. The change in our tax provision for the three months ended June 30, 2018 was primarily the result of an increase in the tax expense of our U.S. entity, which is impacted by the U.S. tax reform provisions discussed in more detail below, as well as changes in the jurisdictional mix of earnings and other foreign items. The income tax provision for the three months ended June 30, 2018 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a discrete tax benefit of $1.4 million related to stock compensation windfall tax benefits. Our tax provision for the three months ended July 1, 2017 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a discrete tax provision of $0.4 million for international items and tax reserves.

During fiscal 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

As of June 30, 2018, we had not completed our accounting for the tax effects of the enactment of the Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. During the three months ended June 30, 2018, we recognized an immaterial adjustment to the provisional tax expense estimate recorded related to the Act. We will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

We have incorporated the other impacts of tax reform that became effective in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti Abuse Tax, as well as other provisions which limit tax deductibility of expenses.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against certain U.S. deferred tax assets. Additionally, we also maintain a valuation allowance against certain other deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

5. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	June 30, 2018	July 1, 2017
Basic EPS
Net (loss) income	$(2,819)	$20,137
Weighted average shares	52,119	52,443
Basic (loss) income per share	$(0.05)	$0.38
Diluted EPS
Net (loss) income	$(2,819)	$20,137
Basic weighted average shares	52,119	52,443
Net effect of common stock equivalents	—	368
Diluted weighted average shares	52,119	52,811
Diluted (loss) income per share	$(0.05)	$0.38

Basic earnings per share is calculated using our weighted-average outstanding common stock. Diluted earnings per share is calculated using our weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three months ended June 30, 2018, we recognized a net loss; therefore we excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect. For the three months ended July 1, 2017, weighted average shares outstanding, assuming dilution, excludes the impact of 0.7 million anti-dilutive shares.
Share Repurchase Plan
On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock from time to time, based on market conditions, through March 30, 2019.

In May 2018, we completed a $100.0 million repurchase of our common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A (“Citibank”) in February 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share upon final settlement of $72.51.
In June 2018, we entered into a new ASR with Citibank to repurchase approximately $80.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in June 2018, we paid Citibank $80.0 million in cash and received an initial delivery of approximately 0.7 million shares of our common stock based on a closing market price of the Company's common stock on the New York Stock Exchange on June 5, 2018 of $95.42. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On August 1, 2018, the ASR was completed and an additional 0.2 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83.

As of August 7, 2018, the total remaining authorization for repurchases of the Company’s common stock under our share repurchase program was $80 million.

6. REVENUE

Our revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. We consider revenue to be earned when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the consideration we expect to receive for transferring goods or providing services, is determinable and we have transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated standalone selling prices of the good or service in the contract. For goods or services for which observable standalone selling prices are not available, the Company uses an expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

As of June 30, 2018, the Company had $19.8 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 56% of this amount as revenue within the next twelve months and the remaining balance thereafter.

The Company adopted the new standard as of April 1, 2018, using the modified retrospective method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to opening retained earnings of $1.5 million upon adoption of Topic 606 on April 1, 2018, primarily related to deferred revenue associated with software revenue. The new standard has been applied only to those contracts that were not completed as of March 31, 2018.

The impact of adopting was not significant to individual financial statement line items in the consolidated balance sheet as of June 30, 2018 or in the consolidated statements of (loss) income and comprehensive (loss) income for the three months ended June 30, 2018.

Product Revenues

The majority of the Company’s performance obligations related to product sales are satisfied at a point in time. Product sales consist of the sale of our disposable blood component collection and processing sets and the related equipment. The Company’s performance obligation related to product sales is satisfied upon shipment or delivery to the customer based on the specified terms set forth in the customer contract. Shipping and handling activities performed after a customer obtains control of the good are treated as fulfillment activities and are not considered to be a separate performance obligation. Revenue is recognized over time for maintenance plans provided to customers that provide services beyond the Company’s standard warranty period. Payment terms between customers related to product sales vary by the type of customer, country of sale, and the products or services offered and could result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

For product sales to distributors, we recognize revenue for both equipment and disposables upon shipment to distributors, which is when our performance obligations are complete. Our standard contracts with our distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with any installation, training and acceptance of the equipment by the end customer. Payments from distributors are not contingent upon resale of the product.

We also place equipment at customer sites. While we retain ownership of this equipment, the customer has the right to use it for a period of time provided they meet certain agreed to conditions. We recover the cost of providing the equipment from the sale of our disposables.

Software and Other Revenues

To a lesser extent, the Company enters into other types of contracts including certain software licensing arrangements to provide software solutions to support our plasma, blood collection and hospital customers. A significant portion of our software sales are perpetual licenses typically accompanied by significant implementation services related to software customization as well as other professional and technical services. We generally recognize revenue from the sale of perpetual licenses and related customization services over time (the Company is creating or enhancing an asset that the customer controls) using an input method which requires us to make estimates of the extent of progress toward completion of the contract. When we provide other services, including in some instances hosting, technical support and maintenance, we recognize these fees and charges over time (the customer simultaneously receives and consumes benefits), as performance obligations for these services are satisfied during the contract period. Certain of our software licensing arrangements are term-based licenses that include a per-collection or a usage-based fee related to the use of the license and the related technical support and hosting services. For these usage-based arrangements, we apply the revenue recognition exception resulting in revenue recognition occurring upon the later of actual usage or satisfaction of the related performance obligations. The payment terms for software licensing arrangements vary by customer pursuant to the terms set forth in the customer contract and result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

Significant Judgments

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Management's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The difference in timing between billing and revenue recognition primarily occurs in software licensing arrangements, resulting in contract assets and contract liabilities.

As of June 30, 2018 and April 1, 2018, the Company had contract assets of $4.0 million and $2.7 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the consolidated balance sheet.

As of June 30, 2018 and April 1, 2018, the Company had contract liabilities of $17.3 million and $16.6 million, respectively. During the three months ended June 30, 2018, we recognized $7.4 million of revenue that was included in the above April 1, 2018 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet.

Practical Expedients

The Company elected not to disclose the value of transaction price allocated to unsatisfied performance obligations for contracts with an original expected length of one year or less. When applicable, the Company has also elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when the Company transfers a promised good or service to a customer, and when the customer pays for that good or service, will be one year or less.

7. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	June 30, 2018	March 31, 2018(1)
Raw materials	$49,437	$52,997
Work-in-process	12,474	10,774
Finished goods	113,418	97,028
Total inventories	$175,329	$160,799
(1)We have corrected the classification of inventory in the prior period. This correction did not change total inventories and did not have a financial statement impact.

8. PROPERTY, PLANT AND EQUIPMENT
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
In May 2018, we entered into a long-term supply agreement with Pall under which Pall will continue to supply media to us for use in leukoreduction filters. As a condition of the supply agreement, we agreed to accept the HDC line and to make a final payment of $9.0 million to Pall for the HDC line.
As a result of the decision to continue to source media for our leukoreduction filters from Pall rather than producing them internally, we do not expect to utilize the HDC line for future production and expect that the asset’s future cash flows will not be sufficient to recover its carrying value of $19.8 million. Accordingly, during the first quarter of fiscal 2019 we recorded $19.8 million of impairment charges for the HDC line.
We also impaired $1.4 million of property, plant and equipment as a result of our review of non-core and underperforming assets and our decision to discontinue the use of or investment in certain assets. This impairment, as well as the impairment of the HDC line, were included within cost of goods sold on the consolidated statements of (loss) income and impacted the All Other reporting segment.
Additionally, we have changed the estimated useful lives of our PCS2 devices as these will be replaced by the NexSys PCSTM which we began placing during the second quarter of fiscal 2019. During the three months ended June 30, 2018, we incurred $3.9 million of depreciation expense related to this change in estimate.

9. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

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

We capitalized $0.7 million and $3.1 million in software development costs for ongoing initiatives during the three months ended June 30, 2018 and July 1, 2017, respectively. At June 30, 2018 and March 31, 2018, we had a total of $72.5 million and $71.8 million of capitalized software costs, respectively, of which $7.8 million and $17.7 million are related to in-process software development initiatives. During the three months ended June 30, 2018, there were $10.6 million capitalized costs placed into service. We did not place any capitalized costs into service during the three months ended July 1, 2017. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

10. PRODUCT WARRANTIES

We generally provide warranty on parts and labor for one year after the sale and installation of each device. We also warrant our disposables products through their use or expiration. We estimate our potential warranty expense based on our historical warranty experience and periodically assess the adequacy of our warranty accrual, making adjustments as necessary.

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Warranty accrual as of the beginning of the period	$316	$176
Warranty provision	157	442
Warranty spending	(198)	(241)
Warranty accrual as of the end of the period	$275	$377

11. NOTES PAYABLE AND LONG-TERM DEBT
On June 15, 2018, we entered into a credit agreement with certain lenders which provided for a $350.0 million term loan ("Term Loan") and a $350.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 million remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are available to be used to support the launch of our NexSys PCS device and for general corporate purposes. At June 30, 2018, $350.0 million was outstanding under the Term Loan with an effective interest rate of 3.625% and no amount was outstanding on the Revolving Credit Facility. We also have $44.1 million of uncommitted operating lines of credit to fund our global operations under which there are no outstanding borrowings as of June 30, 2018.
We have required scheduled principal payments of $13.1 million during fiscal 2019, $17.5 million during fiscal 2020, $17.5 million during fiscal 2021, $17.5 million during fiscal 2022, and $214.4 million during fiscal 2023.
We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of June 30, 2018.

12. DERIVATIVES AND FAIR VALUE MEASUREMENTS

We manufacture, market and sell our products globally. During the three months ended June 30, 2018, 38.0% of our sales were generated outside the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of our designated foreign currency hedge contracts as of June 30, 2018 and March 31, 2018 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). We record the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had designated foreign currency hedge contracts outstanding in the contract amount of $79.0 million as of June 30, 2018 and $86.0 million as of March 31, 2018. At June 30, 2018, gains of $1.2 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of June 30, 2018 mature within twelve months.

Non-Designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use foreign currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. We had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $39.3 million as of June 30, 2018 and $36.3 million as of March 31, 2018.

Fair Value of Derivative Instruments

The following table presents the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in our consolidated statements of (loss) income and comprehensive (loss) income for the three months ended June 30, 2018:

(In thousands)	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
Designated foreign currency hedge contracts, net of tax	$1,165	$(858)	Net revenues, COGS and SG&A	$424	Other expense, net
Non-designated foreign currency hedge contracts	—	—		$921	Other expense, net
Designated interest rate swaps, net of tax	$—	$—		$—

We did not have fair value hedges or net investment hedges outstanding as of June 30, 2018 or March 31, 2018. As of June 30, 2018, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2018, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following tables present the fair value of our derivative instruments as they appear in our consolidated balance sheets as of June 30, 2018 and March 31, 2018:

(In thousands)	Location in Balance Sheet	As of	As of
		June 30, 2018	March 31, 2018
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,620	$780
Non-designated foreign currency hedge contracts	Other current assets	18	324
		$1,638	$1,104
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$579	$1,445
Non-designated foreign currency hedge contracts	Other current liabilities	159	138
		$738	$1,583

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2018 and March 31, 2018.

	As of June 30, 2018
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$76,408	$—	$76,408
Designated foreign currency hedge contracts	—	1,620	1,620
Non-designated foreign currency hedge contracts	—	18	18
	$76,408	$1,638	$78,046
Liabilities
Designated foreign currency hedge contracts	$—	$579	$579
Non-designated foreign currency hedge contracts	—	159	159
	$—	$738	$738

	As of March 31, 2018
	Level 1	Level 2	Total
Assets
Money market funds	$75,450	$—	$75,450
Designated foreign currency hedge contracts	—	780	780
Non-designated foreign currency hedge contracts	—	324	324
Designated interest rate swaps	—	—	—
	$75,450	$1,104	$76,554
Liabilities
Designated foreign currency hedge contracts	$—	$1,445	$1,445
Non-designated foreign currency hedge contracts	—	138	138
	$—	$1,583	$1,583

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

13. COMMITMENTS AND CONTINGENCIES

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

Litigation and Related Matters

Product Recall

In March 2018, we issued a voluntary recall of specific lots of our Acrodose Plus and PL Systems sold to our Blood Center customers in the U.S. The recall resulted from reports of low pH readings for platelets stored in the CLX HP bag and, in some instances, an accompanying yellow discoloration of the storage bag. For a period of nine weeks, we were unable to provide our customers with our Acrodose Plus and PL Systems. As a result of the recall, our Blood Center customers may have discarded collected platelets and incurred other damages. As of June 30, 2018, we have recorded cumulative charges of $1.7 million associated with this recall. We have recorded a total of $1.0 million of charges associated with customer returns and inventory reserves. We also recorded $0.7 million of charges associated with customer claims during the first quarter of fiscal 2019. We may record incremental charges for customer claims in future periods associated with this recall.

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
Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, asset impairments, accelerated depreciation and certain legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.
During the first quarter of fiscal 2019, management reorganized its operating segments such that certain immaterial components of EMEA are now reported as components of All Other. Accordingly, the prior year numbers have been updated to reflect this reclassification as well as other changes within the cost reporting structure that occurred in the first quarter of fiscal 2019. These changes did not have an impact on our ability to aggregate Americas Blood Center and Hospital with Asia - Pacific.
Selected information by business segment is presented below:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Net revenues
Japan	$16,604	$15,232
EMEA	41,288	40,439
North America Plasma	91,574	77,536
All Other	79,812	80,743
Net revenues before foreign exchange impact	229,278	213,950
Effect of exchange rates	69	(2,999)
Net revenues	$229,347	$210,951

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Segment operating income
Japan	$8,267	$7,467
EMEA	12,040	10,498
North America Plasma	38,596	27,200
All Other	33,041	30,671
Segment operating income	91,944	75,836
Corporate operating expenses	(54,273)	(48,050)
Effect of exchange rates	3,055	(2,201)
Restructuring and turnaround costs	(3,349)	(2,483)
Deal amortization	(6,300)	(6,491)
Asset impairments	(21,170)	—
Accelerated depreciation	(3,939)	—
Legal charges	(675)	—
Operating income	$5,293	$16,611

Our products are organized into three categories for purposes of evaluating their growth potential: Plasma, Blood Center and Hospital. Management reviews revenue trends based on these business units; however, no other financial information is currently available on this basis.
Net revenues by business unit are as follows:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Plasma	$116,903	$101,507
Blood Center	64,483	65,565
Hospital	47,961	43,879
Net revenues	$229,347	$210,951
Net revenues generated in our principle operating regions on a reported basis are as follows:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017
United States	$142,140	$131,052
Japan	17,389	14,916
Europe	39,002	37,222
Asia	29,395	25,940
Other	1,421	1,821
Net revenues	$229,347	$210,951

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 31, 2018	$(16,405)	$(323)	$(2,263)	$(18,991)
Other comprehensive income (loss) before reclassifications(1)	(6,742)	—	1,165	(5,577)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	858	858
Net current period other comprehensive income (loss)	(6,742)	—	2,023	(4,719)
Balance as of June 30, 2018	$(23,147)	$(323)	$(240)	$(23,710)

(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the year ended March 31, 2018. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.
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

Products
Our products are organized into three categories for purposes of evaluating and developing their growth potential: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. "Hospital" which is comprised of Hemostasis Management and Cell Processing products including devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software.
We believe that Plasma and Hospital have the greatest growth potential, while Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts. We are progressing toward a streamlined operating model with a management and cost structure that can bring about sustainable productivity improvement across the organization. Overall implementation of our new operating model began in fiscal 2017 and will continue into fiscal 2019 and beyond.

Recent Developments

Debt Issuance and Repayment
On June 15, 2018, we entered into a credit agreement with certain lenders which provided for a $350.0 million term loan ("Term Loan") and a $350.0 million revolving loan ("Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 million remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are available to be used to support the launch of our NexSys PCSTM device and for general corporate purposes. At June 30, 2018, $350.0 million was outstanding under the Term Loan with an effective interest rate of 3.625% and no amount was outstanding on the Revolving Credit Facility.
Share Repurchase Program
On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. In May 2018, we completed a $100.0 million repurchase of our common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A (“Citibank”) in February 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share upon final settlement of $72.51.
In June 2018, we entered into a new ASR with Citibank to repurchase approximately $80.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in June 2018, we paid Citibank $80.0 million in cash and received an initial delivery of approximately 0.7 million shares of our common stock based on a closing market price of the Company's common stock on the New York Stock Exchange on June 5, 2018 of $95.42. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On August 1, 2018, the ASR was completed and an additional 0.2 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83.

As of August 7, 2018, the total remaining authorization for repurchases of the Company’s common stock under our share repurchase program was $80 million.
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
In May 2018, we entered into a long-term supply agreement with Pall under which Pall will continue to supply media to us for use in leukoreduction filters. As a condition of the supply agreement, we agreed to accept the HDC line and to make a final payment of $9.0 million to Pall for the HDC line.
As a result of the decision to continue to source media for our leukoreduction filters from Pall rather than producing them internally, we do not expect to utilize the HDC line for future production and expect that the asset’s future cash flows will not be sufficient to recover its carrying value of $19.8 million. Accordingly, during the first quarter of fiscal 2019 we recorded $19.8 million of impairment charges for the HDC line.

Product Recall

In March 2018, we issued a voluntary recall of specific lots of our Acrodose Plus and PL Systems sold to our Blood Center customers in the U.S. The recall resulted from reports of low pH readings for platelets stored in the CLX HP bag and, in some instances, an accompanying yellow discoloration of the storage bag. For a period of nine weeks, we were unable to provide our customers with our Acrodose Plus and PL Systems. As a result of the recall, our Blood Center customers may have discarded collected platelets and incurred other damages. As of June 30, 2018, we have recorded cumulative charges of $1.7 million associated with this recall. We have recorded a total of $1.0 million of charges associated with customer returns and inventory reserves. We also recorded $0.7 million of charges associated with customer claims during the first quarter of fiscal 2019. We may record incremental charges for customer claims in future periods associated with this recall.
NexSys PCS and NexLynk
In July 2017, we received FDA 510(k) clearance for our NexSys PCS plasmapheresis system. We have begun production of the devices and expect to pursue further regulatory clearances for additional enhancements to the overall product offering.
Our planned roll out of this new platform includes the placement of a significant number of new devices. Such placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments. As of June 30, 2018, approximately 21,000 of our Haemonetics owned PCS2 devices are placed with customers. Subsequent to the first quarter of fiscal 2019, we entered into several long-term commercial contracts and began rollout with Plasma customers for the delivery of NexSys PCS devices and NexLynk DMS™ donor management software.
Restructuring Initiative
In fiscal 2018, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. We expect savings from this program of approximately $80 million on an annualized basis once the program is completed. During the three months ended June 30, 2018, we incurred $3.4 million of restructuring and turnaround costs under this program.
Financial Summary

	Three Months Ended
(In thousands, except per share data)	June 30, 2018	July 1, 2017	% Increase/ (Decrease)
Net revenues	$229,347	$210,951	8.7%
Gross profit	$83,244	$91,665	(9.2)%
% of net revenues	36.3%	43.5%
Operating expenses	$77,951	$75,054	3.9%
Operating income	$5,293	$16,611	(68.1)%
% of net revenues	2.3%	7.9%
Gain on divestiture	$—	$8,000	(100.0)%
Interest and other expense, net	$(1,978)	$(1,359)	45.5%
Income before provision for income taxes	$3,315	$23,252	(85.7)%
Provision for income taxes	$6,134	$3,115	96.9%
% of pre-tax income	185.0%	13.4%
Net (loss) income	$(2,819)	$20,137	n/m
% of net revenues	(1.2)%	9.5%
Net (loss) income per share - basic	$(0.05)	$0.38	n/m
Net (loss) income per share - diluted	$(0.05)	$0.38	n/m
Net revenues increased 8.7% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. Without the effect of foreign exchange, net revenues increased 7.2% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. Revenue increases in Plasma and Hemostasis Management were partially offset by declines in our Blood Center and Cell Processing business units during the three months ended June 30, 2018.
Operating income decreased for the three months ended June 30, 2018, as compared with the same period of fiscal 2018, primarily due to asset impairments and accelerated depreciation, partially offset by increased revenue volumes.
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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	Reported growth	Currency impact	Constant currency growth (1)
United States	$142,140	$131,052	8.5%	—%	8.5%
International	87,207	79,899	9.1%	4.0%	5.1%
Net revenues	$229,347	$210,951	8.7%	1.5%	7.2%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 38.0% of total net revenues for the three months ended June 30, 2018 as compared with 37.9% for the three months ended July 1, 2017. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$116,903	$101,507	15.2%	1.2%	14.0%
Blood Center	64,483	65,565	(1.7)%	1.4%	(3.1)%
Hospital (2)	47,961	43,879	9.3%	3.0%	6.3%
Net revenues	$229,347	$210,951	8.7%	1.5%	7.2%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
(2) Hospital revenue includes both Cell Processing and Hemostasis Management revenue. Hemostasis Management revenue was $21.8 million and $17.5 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Hemostasis Management revenue increased 24.0% in the first quarter of fiscal 2019 as compared with the same period of fiscal 2018. Without the effect of foreign exchange, Hemostasis Management revenue increased 20.6% in the first quarter of fiscal 2019 as compared with the same period of fiscal 2018.
Plasma
Plasma revenue increased 15.2% during the three months ended June 30, 2018, as compared with the same period of fiscal 2018. Without the effect of foreign exchange, plasma revenue increased 14.0% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. This revenue growth was primarily driven by an increase in sales of plasma disposables during the three months ended June 30, 2018 due to continued strong performance in the U.S. An increase in both liquid solutions and software revenue also contributed to this growth.
We have continuing delays in the expansion of our liquid solutions production capacity that require us or our customers to continue to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level.
Blood Center
Blood Center revenue decreased 1.7% during the three months ended June 30, 2018, as compared with the same period of fiscal 2018. Without the effect of foreign exchange, Blood Center revenue decreased 3.1% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. This decrease was primarily driven by declines in whole blood revenue due to the Acrodose recall and declines in Europe as a result of the continued moderation in the rate of collections, partly offset by revenue growth in Japan. Declines in Blood Center software revenue also contributed to the overall decrease.
Hospital
Hospital revenue increased 9.3% during the three months ended June 30, 2018, as compared with the same period of fiscal 2018. Without the effect of foreign exchange, Hospital revenue increased 6.3% during the three months ended June 30, 2018, as compared with the same period of fiscal 2018. This increase was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in China and the U.S. The TEG 6s hemostasis analyzer system continues to contribute significantly to the overall growth of Hemostasis Management in Europe and the U.S. The TEG 6s system and TEG Manager® software are approved for the same set of indications as the TEG 5000 system in Europe, Australia and Japan. In the U.S., the TEG 6s system is approved cardiovascular surgery and cardiology. We are pursuing a broader set of indications for the TEG 6s system in the U.S., including trauma. The increase was partially offset by lower software revenue and the continued decline in OrthoPAT revenue due to better blood management which has reduced orthopedic blood loss. Effective March 31, 2019, our OrthoPAT products will be discontinued and we will offer the Cell Saver Elite + as an alternative autotransfusion system for orthopedics or other medium to low blood loss procedures.

Gross Profit

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% Increase/ (Decrease)
Gross profit	$83,244	$91,665	(9.2)%
% of net revenues	36.3%	43.5%

Gross profit decreased 9.2% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. Without the effect of foreign exchange, gross profit decreased 15.4% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. Gross profit margin decreased 720 basis points for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. The decrease in gross profit margin during the three months ended June 30, 2018 was primarily due to asset impairments and the accelerated depreciation of PCS2 devices. This decline was partially offset by favorable mix and the impact of foreign exchange in the current year period.

Operating Expenses

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	% Increase/ (Decrease)
Research and development	$9,406	$8,193	14.8%
% of net revenues	4.1%	3.9%
Selling, general and administrative	$68,545	$66,861	2.5%
% of net revenues	29.9%	31.7%
Total operating expenses	$77,951	$75,054	3.9%
% of net revenues	34.0%	35.6%

Research and Development

Research and development expenses increased 14.8% for the three months ended June 30, 2018 as compared with the same period of fiscal 2018. Without the effect of foreign exchange, research and development expenses increased 15.0% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. The increase during the three months ended June 30, 2018 was primarily driven by our continued investment of resources in clinical programs, primarily in Hemostasis Management and NexSys PCS. These increased costs were partially offset by reduced spending on certain software projects that have been completed since the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses increased 2.5% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. Without the effect of foreign exchange, selling, general, and administrative expenses increased 1.2% for the three months ended June 30, 2018, as compared with the same period of fiscal 2018. The increase for the three months ended June 30, 2018 was primarily the result of higher freight and warehousing costs due to increased fuel costs and carrier fees, an increase in stock-based compensation expense and higher restructuring and turnaround costs associated with the 2018 Program. This increase was partially offset by annualized savings as a result of the prior year restructuring initiative.
Interest and Other Expense, Net
Interest expense from our term loan borrowings, which constitutes the majority of expense, increased during the three months ended June 30, 2018 as compared with the prior year period due to an increase in the effective interest rate. The effective interest rate on total debt outstanding as of June 30, 2018 was 3.6%.
Income Taxes
We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate. Our reported tax rate for the three months ended June 30, 2018 of 185% is higher than the U.S. statutory tax rate primarily as a result of asset impairment expense of $21.2 million recorded in pretax income for which a no tax benefit was recognized as a result of the valuation allowance maintained against our deferred tax assets in the impacted jurisdiction, refer to Note 8, Property, Plant and Equipment for additional details. Our effective tax rate was also negatively impacted by the U.S. tax reform provisions related to global intangible low taxed income that became effective in fiscal 2019.

During the three months ended June 30, 2018 and July 1, 2017, we reported an income tax provision of $6.1 million and $3.1 million, respectively. The change in our tax provision for the three months ended June 30, 2018 was primarily the result of an increase in the tax expense of our U.S. entity, which as impacted by the U.S. tax reform provisions discussed in more detail below, as well as changes in the jurisdictional mix of earnings and other foreign items. The income tax provision for the three months ended June 30, 2018 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a discrete tax benefit of $1.4 million related to stock compensation windfall tax benefits. The income tax provision for the three months ended July 1, 2017 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a discrete tax provision of $0.4 million for international items and tax reserves.

During fiscal 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. As of June 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act, however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. During the three months ended June 30, 2018, we recognized an immaterial adjustment to the provisional tax expense estimate recorded related to the Act. We will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law. We have incorporated the other impacts of tax reform that became effective for the Company in fiscal 2019 including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti Abuse Tax, as well as other provisions which limit tax deductibility of expenses.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against certain U.S. deferred tax assets. Additionally, we also maintain a valuation allowance against certain other deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	June 30, 2018	March 31, 2018
Cash & cash equivalents	$192,106	$180,169
Working capital	$357,022	$136,474
Current ratio	2.8	1.4
Net debt(1)	$(155,775)	$(73,513)
Days sales outstanding (DSO)	60	58
Inventory turnover	2.6	3.5
(1)Net debt position is the sum of cash and cash equivalents less total debt.
During fiscal 2018, we launched the 2018 Program, a restructuring initiative designed to reposition our organization and improve our cost structure. We expect to incur aggregate charges between $50 million and $60 million, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During the three months ended June 30, 2018, we incurred $3.4 million of restructuring and turnaround costs under this program.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our Revolving Credit Facility and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to investments, capital expenditures, including production of the NexSys PCS, Plasma plant capacity expansions, share repurchases, cash payments under the loan agreement, restructuring and turnaround initiatives and acquisitions.

As of June 30, 2018, we had $192.1 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be freely repatriated to the U.S. On June 15, 2018, we entered into a credit agreement with certain lenders which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility. The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are available to be used to support the launch of our NexSys PCS device and for general corporate purposes. At June 30, 2018, $350.0 million was outstanding under the Term Loan with an effective interest rate of 3.625% and no amount was outstanding on the Revolving Credit Facility. We also have $44.1 million of uncommitted operating lines of credit to fund our global operations under which there are no outstanding borrowings as of June 30, 2018.
We have scheduled principal payments of $13.1 million required during fiscal 2019. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of June 30, 2018.

Cash Flows

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$23,122	$38,425	$(15,303)
Investing activities	(27,264)	(3,740)	(23,524)
Financing activities	18,663	(3,549)	22,212
Effect of exchange rate changes on cash and cash equivalents(1)	(2,584)	1,039	(3,623)
Net increase in cash and cash equivalents	$11,937	$32,175
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Net cash provided by operating activities decreased by $15.3 million during the three months ended June 30, 2018, as compared with the three months ended July 1, 2017. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven largely by an increase in inventory build to support the launch of the NexSys PCS devices. Decreases in accrued payroll due to the payout of annual bonuses and severance payments associated with the 2018 Program also contributed to the decline. These decreases were partially offset by a working capital inflow due to a decrease in other current assets and an increase in accounts payable.
Net cash used in investing activities increased by $23.5 million during the three months ended June 30, 2018, as compared with the three months ended July 1, 2017. The increase in cash used in investing activities was primarily the result of increase in capital expenditures in the current year period and the proceeds received related to the divestiture of our SEBRA product line in the prior period.
Net cash provided by financing activities increased by $22.2 million during the three months ended June 30, 2018, as compared with the three months ended July 1, 2017, primarily due to the $350.0 million Term Loan entered into in June 2018, as discussed above. This increase was partially offset by the repayment of the $253.7 remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014, as well as $80 million paid toward share repurchases during the three months ended June 30, 2018.
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
Foreign Exchange
During the three months ended June 30, 2018, approximately 38.0% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos, and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos, and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Francs, Australian Dollars, and Mexican Pesos. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

Recent Accounting Pronouncements
Standards to be Implemented
In February 2016, the Financial Accounting Standards Board (FASB) issued ASC Update No. 2016-02, Leases (Topic 842). ASC Update No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. ASC Update No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is applicable to us in fiscal 2020. Earlier adoption is permitted. The impact of adopting ASC Update No. 2016-02 on our financial position and results of operations is being assessed by management.
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

In June 2018, the FASB issued ASC Update No. 2018-07, Compensation - Stock Compensation (Topic 718). The new guidance will align the accounting for non-employee share-based payments with the existing employee share-based transactions guidance. The guidance is effective for annual periods beginning after December 15, 2018, and is applicable to us in fiscal

2020. Early adoption is permitted for all entities, including interim periods, but no earlier than the entity's adoption of ASC 606. The impact of adopting ASC Update No. 2018-07 on our financial position and results of operations is being assessed by management.

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
These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, demand for whole blood and blood components, changes in executive management, changes in operations, restructuring and turnaround plans, the impact of the Tax Cuts and Jobs Act, the share repurchase program, asset revaluations to reflect current business conditions, asset sales, technological advances in the medical field and standards for transfusion medicine and our ability to successfully offer products that incorporate such advances and standards, product quality, market acceptance, regulatory uncertainties, including in the receipt or timing of regulatory approvals, the effect of economic and political conditions, the impact of competitive products and pricing, blood product reimbursement policies and practices, foreign currency exchange rates, changes in customers’ ordering patterns including single-source tenders, the effect of industry consolidation as seen in the plasma and blood center markets, the effect of communicable diseases and the effect of uncertainties in markets outside the U.S. (including Europe and Asia) in which we operate and other risks detailed under Part II, Item 1A. Risk Factors included in this report, if any, as well as those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The foregoing list should not be construed as exhaustive.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $5.1 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $5.0 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings on our Credit Agreement, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of June 30, 2018 was $350.0 million with an interest rate of 3.6% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $3.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2018, we implemented certain controls related to the adoption of FASB ASC Topic 606, effective April 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 13, Commitments and Contingencies to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 2. Issuer Purchases of Equity Securities
The following table provides information on the Company’s share repurchases during the first quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2018 - April 28, 2018				$160,000,000
April 29, 2018 - May 26, 2018	217,512	(2)	217,512	$160,000,000
May 27, 2018 - June 30, 2018	670,718	(3)	670,718	$80,000,000
(1) On February 6, 2018, the Company announced that the Board of Directors had authorized the repurchase of up to $260 million of the Company’s common stock from time to time, based on market conditions, through March 30, 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions.

(2) In February 2018, the Company entered into an accelerated share repurchase agreement ("ASR") to repurchase approximately $100.0 million of the Company's common stock. In May 2018, the ASR was completed and an additional 0.2 million shares were delivered upon settlement. The total number of share repurchased under this ASR was approximately 1.4 million at an average price per share upon final settlement of $72.51.

(3) In June 2018, the Company entered into a new ASR to repurchase approximately $80.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in June 2018, the Company paid Citibank $80.0 million in cash and received an initial delivery of approximately 0.7 million shares of our common stock based on a closing market price of the Company's common stock on the New York Stock Exchange on June 5, 2018 of $95.42. On August 1, 2018, the ASR was completed and an additional 0.2 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. [Removed and Reserved]

Item 6. Exhibits

3.1*
Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006 and July 26, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 31, 2018 and incorporated herein by reference).

3.2*	By-Laws of Haemonetics Corporation, effective July 26, 2018 (filed as Exhibit 3.3 to the Company’s Form 8-K dated July 31, 2018 and incorporated herein by reference).

10.1*
Credit Agreement, dated as of June 15, 2018, by and among Haemonetics Corporation, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2018 and incorporated herein by reference).

10.2†	Form of Option Agreement for Non-Qualified Stock Options Under 2005 Long-Term Incentive Compensation Plan for Employees (adopted fiscal 2019).

10.3†	Form of Performance Share Unit Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2019).

10.4†	Form of Restricted Stock Unit Agreement Under 2005 Long-Term Incentive Compensation Plan for Employees (adopted fiscal 2019).

10.5†	Form of Restricted Stock Unit Agreement Under 2005 Long-Term Incentive Compensation Plan for Non-Employee Directors (adopted fiscal 2019).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

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

101**
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_____________________________

*	Incorporated by reference.
**
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

†	Agreement, plan or arrangement related to the compensation of executive officers or directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
8/7/2018	By:	/s/ Christopher Simon
Christopher Simon, President, Director and Chief Executive Officer
(Principal Executive Officer)

8/7/2018	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)